Form 10-Q
period 1995-03-31
COMMERCIAL FEDERAL CORP
filed 1995-05-15
CIK 744778

                                    UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 1995
                                                ----------------

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ----------   ---------

Commission file number 0-13082
                       -------

                             COMMERCIAL FEDERAL CORPORATION
                   -----------------------------------------------------
                   (Exact name of registrant as specified in its charter)


            NEBRASKA                                             47-0658852
- -------------------------------                              -----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2120 SOUTH 72ND STREET, OMAHA, NEBRASKA                              68124
- ---------------------------------------                            ---------
(Address of principal executive offices)                           (Zip Code)

                                       (402) 554-9200
                     ---------------------------------------------------
                     (Registrant's telephone number, including area code)

                                        Not Applicable
                     ---------------------------------------------------
                    (Former name, former address and former fiscal year,
                                  if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---    ---
                       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                    Outstanding at May 5, 1995
- -----------------------------                        --------------------------
Common Stock, $0.01 Par Value                            12,877,754 Shares

                      The exhibit index is located on page 33.

                      This document is comprised of 36 pages.

                           COMMERCIAL FEDERAL CORPORATION
                           ------------------------------
                                     FORM 10-Q
                                     ---------
                                       INDEX
                                       -----

- ----------------------------------------------------------------------------------
Part I.   Financial Information                                           Page No.
          ---------------------                                           --------

          Item 1.  Financial Statements:

               Consolidated Statement of Financial Condition as of
                 March 31, 1995, and June 30, 1994                               3

               Consolidated Statement of Operations for the Three
                 and Nine Months Ended March 31, 1995 and 1994              4 -  5

               Consolidated Statement of Cash Flows for the Three
                 and Nine Months Ended March 31, 1995 and 1994              6 -  7

               Notes to Consolidated Financial Statements                   8 - 15

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     16 - 30

Part II.  Other Information
          -----------------
          Item 5.  Other Information                                            31

          Item 6.  Exhibits and Reports on Form 8-K                             31

Signature Page                                                                  32
- ----------------------------------------------------------------------------------

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------
                         Item 1.  Financial Statements
                         -----------------------------

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                  (Unaudited)

- ----------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                               March 31,     June 30,
                                                                                       1995          1994
ASSETS
- -----------------------------------------------------------------------------------------------------------
Cash (including short-term investments of $3,500 and $500)                         $   30,285    $   21,208
Mortgage-backed securities available for sale, at fair value                           10,555        12,171
Loans held for sale (market value of $32,570 and $74,321)                              32,570        74,321
Investment securities held to maturity (fair value of $277,823
  and $273,601)                                                                       284,923       280,600
Mortgage-backed securities held to maturity (fair value of
  $1,299,977 and $1,240,299)                                                        1,348,083     1,293,263
Loans receivable, net of allowances of $45,471 and $42,720                          3,808,079     3,518,617
Federal Home Loan Bank stock                                                           95,184        90,913
Interest receivable, net of reserves of $391 and $406                                  34,463        34,621
Real estate                                                                            15,689        16,011
Premises and equipment                                                                 59,108        54,534
Prepaid expenses and other assets                                                      62,194        57,896
Goodwill and core value of deposits, net of accumulated
  amortization of $133,441 and $104,115                                                32,442        67,185
- -----------------------------------------------------------------------------------------------------------
     Total Assets                                                                  $5,813,575    $5,521,340
- -----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------------------
Liabilities:
  Deposits                                                                         $3,522,546    $3,355,597
  Advances from Federal Home Loan Bank                                              1,691,215     1,524,516
  Securities sold under agreements to repurchase                                      120,000       157,432
  Other borrowings                                                                     56,223        59,740
  Interest payable                                                                     22,579        26,076
  Other liabilities                                                                   104,335       118,528
- -----------------------------------------------------------------------------------------------------------
     Total Liabilities                                                              5,516,898     5,241,889
- -----------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                              --            --

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares authorized;
    none issued                                                                            --            --
  Common stock, $.01 par value; 25,000,000 shares authorized;
    12,875,094 and 12,783,684 shares issued and outstanding                               129           128
  Additional paid-in capital                                                          139,231       137,293
  Unrealized holding gain on securities available for sale, net                             3            --
  Retained earnings, substantially restricted                                         157,314       142,030
- -----------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                                                       296,677       279,451
- -----------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                                    $5,813,575    $5,521,340
- -----------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

- -----------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                   Three Months Ended    Nine Months Ended
                                                                   March 31,             March 31,
                                                                -----------------    -----------------
                                                                1995      1994        1995      1994
- -------------------------------------------------------------------------------------------------------
Interest Income:
   Loans receivable                                           $ 76,911   $ 70,947   $225,286   $211,631
   Mortgage-backed securities                                   21,029     14,533     60,471     41,524
   Investment securities                                         6,055      6,205     18,014     18,893
- -------------------------------------------------------------------------------------------------------
      Total interest income                                    103,995     91,685    303,771    272,048

Interest Expense:
   Deposits                                                     41,172     33,063    119,387     94,339
   Advances from Federal Home Loan Bank                         25,079     22,016     73,714     71,872
   Securities sold under agreements to repurchase                2,217      2,374      5,009      7,171
   Other borrowings                                              1,578      1,699      4,871      5,302
- -------------------------------------------------------------------------------------------------------
      Total interest expense                                    70,046     59,152    202,981    178,684

Net Interest Income                                             33,949     32,533    100,790     93,364
Provision for Loan Losses                                       (1,509)    (1,509)    (4,525)    (4,525)
- -------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses             32,440     31,024     96,265     88,839

Other Income (Loss):
   Loan servicing fees                                           5,796      5,010     16,554     15,268
   Retail fees and charges                                       2,107      1,953      6,517      5,966
   Real estate operations                                           (7)      (347)      (573)    (1,746)
   Loss on sales of loans                                         (189)      (510)      (549)      (609)
   Other operating income                                        1,959      1,408      5,454      4,519
- -------------------------------------------------------------------------------------------------------
      Total other income                                         9,666      7,514     27,403     23,398

Other Expense:
   General and administrative expenses:
    Compensation and benefits                                    8,765      7,367     25,971     20,183
    Occupancy and equipment                                      4,829      4,360     13,757     13,118
    Regulatory insurance and assessments                         2,177      1,987      6,350      5,480
    Advertising                                                    995        912      3,037      2,402
    Other operating expenses                                     5,097      4,636     14,691     15,541
- -------------------------------------------------------------------------------------------------------
      Total general and administrative expenses                 21,863     19,262     63,806     56,724
   Amortization of goodwill and core value of deposits           2,199      3,924      7,969     10,088
   Accelerated amortization of goodwill                             --         --     21,357         --
- -------------------------------------------------------------------------------------------------------
      Total other expense                                       24,062     23,186     93,132     66,812

Income Before Provision for Income Taxes and Cumulative
      Effects of Changes in Accounting Principles               18,044     15,352     30,536     45,425
Provision for Income Taxes                                       4,517      5,655     15,252     18,259
- -------------------------------------------------------------------------------------------------------

Income Before Cumulative Effects of Changes
      in Accounting Principles                                  13,527      9,697     15,284     27,166
- -------------------------------------------------------------------------------------------------------
Cumulative Effects of Changes in Accounting Principles:
   Change in method of accounting for income taxes                  --         --         --      6,139
   Postretirement benefits, net of income tax benefit of $183       --         --         --       (336)
- -------------------------------------------------------------------------------------------------------
      Total cumulative effects of changes
         in accounting principles                                   --         --         --      5,803
- -------------------------------------------------------------------------------------------------------

Net Income                                                    $ 13,527   $  9,697   $ 15,284   $ 32,969
- -------------------------------------------------------------------------------------------------------

               COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
                                  (Unaudited)

- -----------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                  Three Months Ended    Nine Months Ended
                                                                   March 31,             March 31,
                                                               -----------------     ----------------
                                                                1995      1994        1995      1994
- -----------------------------------------------------------------------------------------------------
Earnings Per Common Share:
- ------------------------------------------------------------------------------------------------------
Income before cumulative effects of changes in
   accounting principles                                      $  1.04    $   .75    $  1.17    $  2.10
                                                              -------    -------    -------    -------
Cumulative effects of changes in accounting principles:
   Changes in method of accounting for income taxes                --         --         --        .48
   Postretirement benefits, net of income tax benefit              --         --         --       (.03)
                                                              -------    -------    -------    -------
         Total                                                     --         --         --        .45
- ------------------------------------------------------------------------------------------------------
Net Income                                                    $  1.04    $   .75    $  1.17    $  2.55
- ------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

- ------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                Nine Months Ended
                                                                                           March 31,
                                                                                  --------------------------
                                                                                      1995           1994
- ------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $   15,284     $   32,969
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Cumulative effects of changes in accounting principles                                  --         (6,139)
   Accelerated amortization of goodwill                                                21,357             --
   Provisions for loss on loans and real estate                                         4,882          5,495
   Depreciation and amortization                                                        3,933          3,346
   Accretion of deferred discounts and fees                                            (2,441)        (9,569)
   Amortization of goodwill and core value of deposits                                  7,969         10,088
   Amortization of premiums                                                             7,172          6,327
   Loss on sales of loans, net                                                            549            609
   Gain on sale of real estate, net                                                      (772)          (847)
   Proceeds from the sale of loans                                                    331,833        519,361
   Origination of loans for resale                                                    (28,846)      (139,579)
   Purchase of loans for resale                                                      (317,240)      (374,783)
   Decrease in interest receivable                                                        967          1,107
   Decrease in interest payable                                                        (3,660)        (6,767)
   (Decrease) increase in other liabilities                                            (8,645)         8,926
   Other items, net                                                                    (6,044)       (25,414)
                                                                                   ----------     ----------
      Total adjustments                                                                11,014         (7,839)
                                                                                   ----------     ----------
         Net cash provided by operating activities                                 $   26,298     $   25,130
- ------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of loans                                                              $ (531,915)    $ (888,572)
   Principal repayments of loans and mortgage-backed securities                       527,250        959,386
   Origination of loans                                                              (224,334)      (456,542)
   Proceeds from sale of mortgage-backed securities available for sale                 22,645             --
   Proceeds from sale of investment securities available for sale                      14,797             --
   Purchases of mortgage-backed securities                                            (13,411)       (96,233)
   Maturities and repayments of investment securities                                  11,434         89,421
   Purchases of investment securities                                                 (10,000)      (130,408)
   Purchases of premises and equipment, net                                            (7,563)        (2,567)
   Proceeds from sale of real estate                                                    6,609         11,105
   Acquisition of deposits and related assets, net                                     (6,338)       532,335
   Purchases of mortgage servicing rights                                              (5,439)        (4,297)
   Purchases of Federal Home Loan Bank stock                                           (2,600)            --
   Payments to acquire real estate                                                       (756)        (1,185)
   Proceeds from sale of Federal Home Loan Bank stock                                      --         10,000
                                                                                   ----------     ----------
         Net cash (used) provided by investing activities                          $ (219,621)    $   22,443
- ------------------------------------------------------------------------------------------------------------

               COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                  (Unaudited)

- ---------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                Nine Months Ended
                                                                                          March 31,
                                                                                -------------------------
                                                                                    1995           1994
- ----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                                         $    79,463    $   175,222
   Proceeds from Federal Home Loan Bank advances                                    519,220        654,350
   Repayment of Federal Home Loan Bank advances                                    (356,097)      (865,558)
   Proceeds from securities sold under agreements to repurchase                     120,000          2,570
   Repayment of securities sold under agreements to repurchase                     (157,432)            --
   Repayment of other borrowings                                                     (3,808)        (8,776)
   Other items, net                                                                   1,054            524
                                                                                -----------    -----------
         Net cash provided (used) by financing activities                           202,400        (41,668)
- ----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS:
   Increase in net cash position                                                      9,077          5,905
   Balance, beginning of year                                                        21,208         33,504
                                                                                -----------    -----------
   Balance, end of period                                                       $    30,285    $    39,409
                                                                                ===========    ===========
- ----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest expense                                                             $   206,486    $   181,173
   Income taxes, net                                                                  7,993          9,233
Non-cash investing and financing activities:
   Loans exchanged for mortgage-backed securities                                   130,639        303,455
   Loans transferred to real estate                                                   3,408          5,722
   Loans to facilitate the sale of real estate                                          569          2,974
- ----------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                        ------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
              AS OF AND FOR THE NINE MONTHS ENDED MARCH 31, 1995
              --------------------------------------------------
                                  (UNAUDITED)


A.   BASIS OF CONSOLIDATION AND PRESENTATION:
     ----------------------------------------
The unaudited consolidated financial statements are prepared on an accrual basis and include the accounts of Commercial Federal Corporation (the Corporation) and its wholly-owned subsidiary, Commercial Federal Bank, a Federal Savings Bank (the Bank), and all majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying interim consolidated financial statements have not been audited by independent auditors. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments except for the accelerated amortization of goodwill recorded during the first six months of fiscal year 1995 and the cumulative effects of changes in accounting principles for fiscal year 1994) considered necessary to fairly present the financial statements have been included. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's June 30, 1994, audited Annual Report to Stockholders. The results of operations for the nine month period ended March 31, 1995, are not necessarily indicative of the results which may be expected for the entire fiscal year 1995. Certain amounts in the prior fiscal year periods have been reclassified for comparative purposes.


B.   NEW ACCOUNTING PRONOUNCEMENTS:
     ------------------------------
Accounting for Certain Investments in Debt and Equity Securities:

As of July 1, 1994, the Corporation implemented the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115) entitled "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows: (i) debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as "held-to-maturity securities" and reported at amortized cost; (ii) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings; and (iii) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

As of March 31, 1995, the Bank had mortgage-backed securities totaling $10,555,000 classified as "available for sale" with a corresponding addition to stockholders' equity totaling $5,000 (net of a deferred income tax benefit of approximately $2,000).

     ------------------------------------------
Accounting by Creditors for Impairment of a Loan:

As of July 1, 1994, the Corporation effectively implemented the provisions of Statement of Financial Accounting Standards No. 114 (SFAS No. 114) entitled "Accounting by Creditors for Impairment of a Loan," which has been amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 114 addresses the accounting by creditors for impairment of certain loans and applies to all loans, whether or not collateralized, and to all loans that are restructured in a troubled debt restructuring involving a modification of terms. SFAS No. 114 requires that impaired loans within its scope be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the underlying collateral. SFAS No. 114 also amends SFAS No. 5 on contingencies to clarify that a creditor should evaluate the collectibility of both contractual interest and principal of all receivables when assessing the need to accrue a loss; and amends SFAS No. 15 on troubled debt restructurings involving a modification of loan terms.

The implementation of the provisions of these statements had no material effect on the Corporation's financial position or results of operations.

Disclosures on Derivative Financial Instruments and Fair Value of Financial
Instruments:

In October 1994, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 119 (SFAS No. 119) entitled "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." SFAS No. 119 requires disclosures about amounts, nature and terms of derivative financial instruments (such as futures; forward, swap and option contracts; and other financial instruments with similar characteristics). This statement also amends the existing requirements of SFAS No. 105 and No. 107 primarily to require disaggregation of information about derivative financial instruments from nonderivative financial instruments regarding concentrations of credit risk and fair value disclosure.

The provisions of SFAS No. 119 are effective as of June 30, 1995, for the Corporation. Because this statement requires only disclosures about derivative financial instruments and does not require adjustments to any such instruments, the provisions of SFAS No. 119 will not have either a positive or negative effect on the Corporation's financial position and no effect on results of operations.

     -----------------------------------------
Accounting for the Impairment of Long-Lived Assets:

In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121) entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 establishes accounting standards for the recognition and measurement of the impairment of long-lived assets, certain identifiable intangibles and goodwill. This statement does not apply to core deposit intangibles or mortgage and other servicing rights. The provisions of this statement require that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, the provisions of SFAS No. 121 require the estimation of the expected future cash flows (undiscounted and without interest charges) to result from the use of the asset and its eventual disposition with an impairment loss recognized if the sum of such cash flows is less than the carrying amount of the asset.

SFAS No. 121 is effective for fiscal years beginning after December 15, 1995, with earlier application encouraged and retroactive restatement not permitted. Management of the Corporation has not determined the time period in which to implement the provisions of this statement and does not believe such implementation will have a material effect on the Corporation's financial position or results of operations.

C.   REGULATORY CAPITAL:
     -------------------
At March 31, 1995, the Bank's estimates of its capital amounts and the capital levels required under Office of Thrift Supervision (OTS) capital regulations are as follows:

- -------------------------------------------------------------------------------------------
(Dollars in Thousands)                          Actual        Requirement         Excess
                                             -----------      -----------       ----------
Bank's Stockholder's Equity                  $   325,444
Less unrealized holding gain on debt
  securities available for sale, net                  (3)
Less intangible assets                           (29,682)
Less phase-out of investment
  in non-includable subsidiaries                  (1,635)
                                             -----------      -----------      -----------
Tangible Capital                             $   294,124      $    86,728      $   207,396
                                             ===========      ===========      ===========
Tangible Capital to Adjusted Assets (1)             5.09%            1.50%            3.59%
                                             ===========      ===========      ===========
- -------------------------------------------------------------------------------------------

Tangible Capital                             $   294,124
Plus certain restricted amounts
  of other intangible assets                      22,642
                                             -----------      -----------      -----------
Core Capital (Tier 1 Capital)                $   316,766      $   174,134      $   142,632
                                             ===========      ===========      ===========
Core Capital to Adjusted Assets (2)                 5.46%            3.00%            2.46%
                                             ===========      ===========      ===========
- -------------------------------------------------------------------------------------------

Core Capital                                 $   316,766
Plus general loan loss allowances                 29,583
Less that portion of land loans and
  non-residential construction loans in
  excess of an 80.0% loan-to-value ratio            (729)
                                             -----------      -----------      -----------
Risk-Based Capital (Total Capital)           $   345,620      $   204,497      $   141,123
                                             ===========      ===========      ===========
Risk-Based Capital to
     Risk Weighted Assets (3)                      13.52%            8.00%            5.52%
                                             ===========      ===========      ===========
- -------------------------------------------------------------------------------------------
(1)  Based on adjusted total assets totaling $5,781,836,000.
(2)  Based on adjusted total assets totaling $5,804,478,000.
(3)  Based on risk-weighted assets totaling $2,556,210,000.
- -------------------------------------------------------------------------------------------

     -------------------------------

In April 1991, the OTS proposed to amend its core capital requirement to establish a minimum 3.0% core capital ratio for savings institutions in the strongest financial and managerial condition. For all other savings institutions, the minimum core capital ratio would be 3.0% plus at least an additional 1.0% to 2.0%, determined on a case-by-case basis by the OTS after assessing both the quality of risk management systems and the level of overall risk in each individual savings institution. The Bank does not anticipate that it will be materially affected by this regulation if adopted in its current form.

The OTS issued an amendment effective July 1, 1994, to the risk-based capital standards that includes an interest rate risk component. The amendment generally requires thrifts with interest rate risk in excess of certain levels to maintain additional capital. Under this amendment, thrifts are divided into two groups, those with "normal" levels of interest rate risk and those with "greater than normal" levels of interest rate risk. Thrifts with greater than normal levels are subject to a deduction from total capital for purposes of calculating risk-based capital. The interest rate risk component is computed quarterly and the resulting capital requirement has an effective time lag of two quarters (e.g., the March 31, 1995, calculation would use September 30, 1994, data). However, in a letter dated October 13, 1994, this interest rate risk deduction has been temporarily waived by the OTS to avoid uncertainty and confusion while OTS standards for a regulatory appeals process relating to the OTS-calculated interest rate risk deduction are finalized. Based on the Bank's interest rate risk profile and the level of interest rates at March 31, 1995, as well as the Bank's level of risk-based capital at March 31, 1995, it appears that this amendment will not have a material adverse effect on the Bank's level of excess risk-based capital.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five regulatory capital categories: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized; and authorized banking regulatory agencies to take prompt corrective action with respect to institutions in the three undercapitalized categories. These corrective actions become increasingly more stringent as the institution's regulatory capital declines. At March 31, 1995, the Bank exceeded the minimum requirements for the well-capitalized category as shown in the following table.

- ------------------------------------------------------------------------------------
                                 Tier 1 Capital    Tier 1 Capital     Total Capital
                                   to Adjusted       to Risk -          to Risk -
(Dollars in Thousands)            Total Assets     Weighted Assets   Weighted Assets
- ------------------------------------------------------------------------------------
Actual capital                     $  316,766        $  316,766        $  345,620
Percentage of adjusted assets            5.46%            12.39%            13.52%
Minimum requirements to be
  classified well-capitalized            5.00%             6.00%            10.00%
- ------------------------------------------------------------------------------------


D.   CONTINGENCIES:
     --------------

Loans sold subject to recourse provisions totaled approximately $49,687,000 at March 31, 1995, which represents the total potential credit risk associated with these particular loans. Such credit risk would, however, be offset by the value of the single-family residential properties which collateralize these loans. In addition, during fiscal year 1992, the Bank exchanged residential first mortgage loans for mortgage-backed securities of which certain loans may not conform to all securitization underwriting guideline requirements and, as such, are subject to a loss obligation and therefore would be repurchased by the Bank. At March 31, 1995, such residential loans subject to possible repurchase by the Bank totaled $2,700,000.

The Bank, through a real estate development subsidiary, is contingently liable as a corporate general partner in real estate limited partnerships for obligations totaling approximately $1,123,000 at March 31, 1995. These obligations were guaranteed by the Bank to finalize the syndication of certain real estate limited partnerships. The credit risk involved for the amounts relating to these contingent liabilities is essentially the same as that involved in extending commercial loans to customers and would be collateralized by commercial real estate.

The Corporation is subject to a number of lawsuits and claims for various amounts which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Corporation's financial position or results of operations.


E.   ACCELERATED AMORTIZATION OF GOODWILL:
     -------------------------------------

Effective June 30, 1994, the Corporation changed its method of valuation of intangible assets incorporating a fair value concept using a lower of cost or market methodology. An appraisal performed by an independent third party of the existing intangible assets relating to acquisitions during 1986 through 1988 of five troubled savings institutions located in Colorado, Kansas and Oklahoma resulted in a fair value estimate of $41,000,000. This appraisal of $41,000,000 as of June 30, 1994, was classified by management as core value of deposits totaling $19,643,000 and goodwill totaling $21,357,000.

The goodwill totaling $21,357,000 has been completely amortized to expense over the six months ended December 31, 1994.

F.   ACQUISITION OF HOME FEDERAL SAVINGS AND LOAN:
     ---------------------------------------------

On July 15, 1994, the Bank consummated the acquisition of Home Federal Savings and Loan (Home Federal) which has two branches in Ada, Oklahoma for approximately $9,016,000 in cash. At July 15, 1994, Home Federal had total assets approximating $100,200,000, total deposits approximating $87,300,000 and stockholders' equity approximating $8,700,000. This acquisition is being accounted for as a purchase with the fair value of the assets and liabilities being determined including an independent core value study, branch appraisals and a valuation of the loan servicing portfolio, to be completed on or before June 30, 1995. In addition, costs and expenses associated with this acquisition are estimated to approximate $500,000. Core value of deposits resulting from this transaction will be amortized on an accelerated basis over a period not to exceed 10 years and goodwill, if any, will be amortized over a period not to exceed 20 years. Amortization expense for the three and nine months ended March 31, 1995, totaled $40,000 and $114,000, respectively.


G.   SUBSEQUENT EVENT - AGREEMENT WITH PROVIDENT FEDERAL SAVINGS BANK:
     -----------------------------------------------------------------

On April 3, 1995, the Bank consummated the purchase of Provident Federal Savings Bank of Lincoln, Nebraska (Provident) for $7,525,000 in cash. Provident operates a traditional thrift operation with five branches located in the Lincoln metropolitan area with one branch scheduled to be closed by the Bank in May 1995.

At April 3, 1995, Provident had assets totaling approximately $96,700,000, deposits totaling approximately $58,100,000 and stockholders' equity approximating $4,600,000. This acquisition will be accounted for as a purchase with the fair value of the assets and liabilities to be determined including an independent core value study, branch appraisals and a valuation of the loan servicing portfolio. Core value of deposits resulting from this transaction will be amortized using an accelerated method over a period not to exceed 10 years and goodwill, if any, will be amortized over a period not to exceed 20 years.


H.   SUBSEQUENT EVENT - PROPOSED ACQUISITION:
     ----------------------------------------
On April 18, 1995, the Corporation entered into a Reorganization and Merger Agreement (the Agreement) by and among the Corporation, the Bank, Railroad Financial Corporation (Railroad) and Railroad Savings Bank, a wholly-owned subsidiary of Railroad.

Under the terms of the Agreement, the Corporation will acquire all of the outstanding shares of Railroad and Railroad's shareholders will receive shares of the Corporation's common stock. The number of shares to be received by Railroad's shareholders will be determined based upon the average closing price of the Corporation's common stock for the twenty-fifth through the sixth trading days preceding the effective date of the proposed merger (the Average Closing Price). If such Average Closing Price is equal to or greater than $24.00 per share, but equal to or less than $27.00 per share, Railroad's shareholders will receive $17.25 in value of the Corporation's common stock for each share of Railroad common stock. If such Average Closing Price is greater than $27.00 per share, each of Railroad's shareholders will receive .6389 shares of the Corporation's common stock for each share of Railroad common stock; and if the Average Closing Price is less than $24.00 per share, each of Railroad's shareholders will receive .7188 shares of the Corporation's common stock for each share of Railroad common stock.

     ----------------------------------------------------

Railroad may terminate the Agreement if the Average Closing Price is less than $20.00 per share and certain other conditions are satisfied; subject, however, to the right of the Corporation to increase the consideration to be received by Railroad's shareholders so that such shareholders would receive for each share of Railroad common stock shares of the Corporation's common stock equal to the number obtained by dividing $14.38 by the Corporation's Average Closing Price. In such event, Railroad loses the right to terminate the Agreement. Based on the Corporation's closing stock price on April 18, 1995, this proposed transaction has an aggregate value approximating $36,502,000 and would result in the exchange of 1,377,427 shares of the Corporation's common stock for 100% of the common stock of Railroad.

The Corporation also announced that it had entered into a stock option agreement with Railroad under which the Corporation has been granted an option to purchase 13%, or 316,190 shares at April 18, 1995, of Railroad's outstanding shares of common stock for $11.875 per share under certain circumstances provided in such agreement.

At March 31, 1995, Railroad had assets totaling approximately $571,547,000, deposits totaling approximately $329,510,000 and stockholders' equity totaling approximately $27,174,000. Railroad operates 10 branches in Kansas and has the rights to purchase from First Bank System, Inc. seven branches also located in Kansas with deposits totaling approximately $95,500,000.

The proposed acquisition is subject to the Corporation's completion of a due diligence examination of Railroad and Railroad Savings Bank, regulatory approvals, the approval of Railroad's stockholders and other conditions. All conditions are expected to be completed by December 31, 1995, however, under terms of the Agreement this transaction must be completed by March 31, 1996, unless extended by mutual agreement of both parties. It is anticipated that this acquisition will be accounted for as a pooling of interests.

                  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES:
- --------------------------------

The Corporation's principal asset is its investment in the capital stock of the Bank, and because it does not generate any significant revenues independent of the Bank, the Corporation's liquidity is dependent on the extent to which it receives dividends from the Bank. The Bank's ability to pay dividends to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Under capital distribution regulations of the OTS, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed dividend, has total capital that is at least equal to the amount of its fully phased-in capital requirements (a "Tier 1 Association") is permitted, after notice to the OTS, to pay dividends during a calendar year in an amount equal to the greater of (i) 75.0% of its net income for the recent four quarters, or (ii) 100.0% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in risk-based capital ratio requirement at the beginning of the calendar year. At March 31, 1995, the Bank qualified as a Tier 1 Association, and would be permitted, after notice to the OTS, to pay an aggregate amount approximating $78.2 million in dividends under these regulations. Should the Bank's regulatory capital fall below certain levels, applicable law would require prior approval by the OTS of such proposed dividends and, in some cases, would prohibit the payment of dividends.

At March 31, 1995, the Corporation's cash totaled $10.1 million of which $3.5 million is required to be retained under the terms of the Subordinated Note Indenture governing the subordinated notes due 1999. Due to the Corporation's limited independent operations, management believes that the cash balance at March 31, 1995, is currently sufficient to meet operational needs. However, the Corporation's ability to make future interest and principal payments on the subordinated notes is dependent upon its receipt of dividends from the Bank. Accordingly, a dividend totaling $2.2 million was paid on December 13, 1994, to the Corporation from the Bank primarily to cover the semi-annual interest payments on the Corporation's subordinated debt. On April 26, 1995, another dividend totaling $2.2 million was declared by the Bank to be paid on or after June 1, 1995, to the Corporation. A dividend also totaling $2.2 million was paid by the Bank to the Corporation during the nine months ended December 31, 1994. The Corporation also receives a small amount of cash from the exercise of stock options and the sale of stock under its employee benefit plans.

The Bank's primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the Federal Home Loan Bank (FHLB) of Topeka and (iv) cash generated from operations. As reflected in the Corporation's Consolidated Statement of Cash Flows, net cash flows provided by operating activities totaled $26.3 million and $25.1 million, respectively, for the nine months ended March 31, 1995 and 1994. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans. The origination of loans for resale totaling $28.8 million for the nine months ended March 31, 1995, is lower than the $139.6 million for the nine months ended March 31, 1994, primarily due to the lower volume of loan refinancing activity attributable to the rise in interest rates over the past 12 months.

- --------------------------------------------

Net cash flows used by investing activities for the nine months ended March 31, 1995, totaled $219.6 million and net cash flows provided by investing activities for the nine months ended March 31, 1994, totaled $22.4 million. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities and (ii) the purchase and origination of loans and mortgage-backed securities. During the first quarter of fiscal year 1995 the Bank acquired all the assets and liabilities of Home Federal for which it paid cash totaling $9.0 million. In addition, the large amount of cash flows provided by investing activities for the nine months ended March 31, 1994, is primarily from the acquisition of the deposits of Heartland Federal Savings and Loan Association (Heartland) in October 1993. The proposed acquisition of Railroad Financial Corporation will have no material effect on liquidity since such transaction will be consummated in an exchange of common stock between companies.

Net cash flows provided by financing activities for the nine months ended March 31, 1995, totaled $202.4 million and net cash flows used by financing activities totaled $41.7 million for the nine months ended March 31, 1994. Advances from the FHLB and retail deposits have been the primary sources to balance the Bank's funding needs during each of the periods presented. In addition, during the nine months ended March 31, 1995, the Bank has utilized securities sold under agreements to repurchase primarily for liquidity and asset liability management purposes with the amount outstanding subject to fluctuation from period to period based on the aforementioned reasons. A net increase of $79.5 million in deposits for the nine months ended March 31, 1995, was lower compared to a net increase of $175.2 million for the nine months ended March 31, 1994, primarily due to the change in the interest rate environment which has increased competition for retail deposits.

The Corporation has considered, and anticipates that it will in the future continue to consider, possible mergers with and acquisitions of other selected financial institutions. During fiscal year 1995 to date, the Bank consummated the acquisitions of Home Federal and Provident, and entered into an agreement with Railroad Financial Corporation headquartered in Wichita, Kansas. See Notes F, G and H for additional information on these completed and pending acquisitions. Such completed and proposed acquisitions present the Bank with the opportunity to expand its retail network in the Oklahoma, Kansas and greater metropolitan Lincoln, Nebraska markets and to increase its earnings potential by increasing its mortgage and consumer loan volumes funded by deposits which generally bear lower rates of interest than alternative sources of funds.

The Corporation will seek to continue its growth through expansion of the Bank's operations in its market areas, consisting of Nebraska, Colorado, Oklahoma and Kansas, and may seek to enter markets in other adjoining states. The Bank will also seek to expand its operations both through competition for market share within its market areas and through mergers with and acquisitions of other selected financial institutions. Management of the Corporation believes that its emphasis on operating acquired entities as consumer-oriented financial institutions is attractive to potential acquisition candidates and may be advantageous in competing with larger banks for selected acquisitions.

- --------------------------------------------

At March 31, 1995, the Bank had issued commitments totaling $82.6 million to fund and purchase loans and investment securities as follows: $39.3 million of single-family adjustable-rate mortgage loans, $16.4 million of single-family fixed-rate mortgage loans, $15.9 million of consumer loan lines of credit, $1.0 million of commercial real estate loans and $10.0 million of investment securities. These outstanding commitments to extend credit in order to originate loans or fund consumer loan lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Bank expects to fund these commitments, as necessary, from the sources of funds previously described.

The maintenance of an appropriate level of liquid resources to meet not only regulatory requirements but also to provide funding necessary to meet the Bank's current business activities and obligations is an integral element in the management of the Bank's assets. The Bank is required by federal regulation to maintain a minimum average daily balance of cash and certain qualifying liquid investments equal to 5.0% of the aggregate of the prior month's daily average savings deposits and short-term borrowings. The Bank's liquidity position was 7.90% at March 31, 1995. Liquidity levels will vary depending upon savings flows, future loan fundings, cash operating needs, collateral requirements and general prevailing economic conditions. The Bank does not currently foresee any difficulty in meeting its liquidity requirements.

RECENT DEVELOPMENT:
- -------------------

The Federal Deposit Insurance Corporation (FDIC) has proposed an amendment to the Bank Insurance Fund (BIF) risk-based assessment schedule which, if adopted as proposed, could lower the deposit insurance assessment rate for most commercial banks and other depository institutions with deposits insured by the BIF to a minimum of 0.04% of insured deposits. At the same time, the FDIC has indicated it anticipates that the assessment rate for Savings Association Insurance Fund (SAIF)-insured institutions in even the lowest risk-based premium category will not fall below the current 0.23% of insured deposits before the year 2002. If adopted, the FDIC proposal could not become effective until the semi-annual period after the BIF achieves its designated reserve ratio which the FDIC estimates may occur as early as June 1995. The proposed FDIC amendment, which is subject to approval by the FDIC Board of Directors and may or may not be adopted in its current form, would result in a substantial disparity in the deposit insurance premiums paid by BIF and SAIF members and could place SAIF-insured savings associations, which the Bank is a member, at a significant competitive disadvantage to BIF-insured institutions. Management of the Bank is exploring various alternatives to lessen the anticipated BIF-SAIF premium disparity resulting from this proposed amendment.

NONPERFORMING ASSETS:
- ---------------------

Nonperforming assets are monitored closely on a regular basis by the Bank's internal credit review and asset workout groups with the Bank continuing to place a high priority on the conversion of nonperforming assets into earning assets. The Bank's nonperforming assets decreased by $3.4 million, or 5.3%, at March 31, 1995, compared to June 30, 1994. Nonperforming assets as of the dates indicated are summarized below:

- ------------------------------------------------------------------------------------
                                                 March 31,         June 30,
   (Dollars in Thousands)                          1995              1994
- ------------------------------------------------------------------------------------
    Nonperforming loans:
       Residential real estate                   $  26,582       $  25,516
       Commercial real estate                          931           5,228
       Consumer                                        294             192
                                                 ---------       ---------
          Total                                     27,807          30,936
                                                 ---------       ---------
    Real estate:
       Commercial                                    8,075           9,808
       Residential                                   3,362           3,264
                                                 ---------       ---------
          Total                                     11,437          13,072
                                                 ---------       ---------
    Troubled debt restructurings:
       Commercial                                   20,091          18,445
       Residential                                   1,314           1,580
                                                 ---------       ---------
          Total                                     21,405          20,025
                                                 ---------       ---------
    Total nonperforming assets                   $  60,649       $  64,033
                                                 =========       =========

    Nonperforming loans to total loans                 .72%            .85%
    Nonperforming assets to total assets              1.04%           1.16%

    Allowance for loan losses:
       Other loans (1)                           $  29,807       $  25,605
       Bulk purchased loans (2)                     15,747          17,321
                                                 ---------       ---------
                                                 $  45,554       $  42,926
                                                 =========       =========

    Allowance for loan losses to total loans          1.17%           1.18%
    Allowance for loan losses to total
       nonperforming assets                          75.11%          67.04%
- ------------------------------------------------------------------------------------

(1) Includes $83,000 and $206,000, respectively, at March 31, 1995, and June 30, 1994, in general allowance for losses established primarily to cover risks associated with borrowers' delinquencies and defaults on loans held for sale.

(2) Represents the allowance for loan losses for single-family residential whole loans purchased between January 1991 and June 30, 1992 (bulk purchased loans), which had been allocated from the amount of net discounts associated with the Bank's purchase of these loans to provide for the credit risk associated with such bulk purchased loans. These bulk purchased loans had principal balances of $730.5 million and $868.0 million, respectively, at March 31, 1995, and June 30, 1994. These allowances are available only to absorb losses associated with respective bulk purchased loans, and are not available to absorb losses from other loans.

- ---------------------------------

The total allowance for loan losses increased by $2.6 million but the percentage of allowance for loan losses to total loans decreased one basis point at March 31, 1995, compared to June 30, 1994, due to the net increase of $247.7 million in total loans over the respective periods. The other three asset quality ratios improved at March 31, 1995, compared to June 30, 1994, due to net decreases in such nonperforming loans and nonperforming assets, primarily from the sale of properties and loan principal payments, combined with increases in both total loans ($247.7 million) and total assets ($292.2 million) over the same nine month period. The ratios of nonperforming loans and nonperforming assets of .72% and 1.04%, respectively, are indicators of the continued improvement in the reduction of these nonperforming loans and nonperforming assets compared to the respective ratios of .85% and 1.16% at June 30, 1994. The total allowance for loan losses to total nonperforming assets of 75.11% also indicates improved coverage for potential losses as compared to the ratio of 67.04% at June 30, 1994.

The allowance for loan losses is based upon management's continuous evaluation of the collectibility of outstanding loans, which takes into consideration such factors as changes in the composition of the loan portfolio and current economic conditions that may affect the borrower's ability to pay, regular examinations by the Bank's credit review group of the overall portfolio quality, real estate market conditions in the Bank's lending areas and regular review of specific problem loans.

Nonperforming loans at March 31, 1995, decreased by $3.1 million compared to June 30, 1994, primarily due to net decreases in the movement of delinquent loans within the 90-day delinquency category, loans transferred to real estate and from loan principal repayments. The net decrease of $1.6 million in real estate at March 31, 1995, compared to June 30, 1994, is substantially attributable to the sale of properties. The net increase of $1.4 million in troubled debt restructurings at March 31, 1995, compared to June 30, 1994, is primarily attributable to the addition of commercial loans totaling $3.2 million partially offset by loan principal repayments.

RESULTS OF OPERATIONS:
- ----------------------

Net income for the three months ended March 31, 1995, was $13.5 million, or $1.04 per share, compared to $9.7 million of net income for the three months ended March 31, 1994, or $.75 per share. The increase in net income for the three months ended March 31, 1995, compared to the three months ended March 31, 1994, is primarily due to the following: a decline of $1.7 million in amortization expense of intangible assets, an increase of $1.4 million in net interest income, an improvement of $1.1 million in the provision for income taxes, an increase of $786,000 in loan servicing fees, an increase of $551,000 in other operating income, an improvement of $340,000 in real estate operations, an improvement of $321,000 in loss on sales of loans and an increase of $154,000 in retail fees and charges. These increases to net income were partially offset by an increase of $2.6 million in general and administrative expenses.

Net income for the nine months ended March 31, 1995, was $15.3 million, or $1.17 per share, compared to $33.0 million of net income for the nine months ended March 31, 1994, or $2.55 per share, which includes the cumulative effects of changes in accounting principles of $5.8 million, or $.45 per share. The decrease in net income for the nine months ended March 31, 1995, compared to the nine months ended March 31, 1994, is primarily due to the following: an increase of $19.2 million in amortization expense of intangible assets, an increase of $7.1 million in general and administrative expenses and a decrease of $5.8 million from the cumulative effects of changes in accounting principles. These decreases to net income were partially offset by an increase of $7.4 million in net interest income, an improvement of $3.0 million in the provision for income taxes, an increase of $1.3 million in loan servicing fees, an improvement of $1.2 million in real estate operations, an increase of $935,000 in other operating income and an increase of $551,000 in retail fees and charges.

Net Interest Income:
- --------------------

Net interest income was $100.8 million for the nine months ended March 31, 1995, compared to $93.4 million for the nine months ended March 31, 1994, an increase of $7.4 million, or 8.0%. Net interest income was $33.9 million for the three months ended March 31, 1995, compared to $32.5 million for the three months ended March 31, 1994, an increase of $1.4 million, or 4.4%. Included in net interest income for all periods is the recognition of net discounts associated with bulk purchase residential mortgage loan prepayments totaling $1.3 million and $3.7 million, respectively, for the nine months ended March 31, 1995 and 1994, and $292,000 and $825,000, respectively, for the comparable three month periods ended March 31, 1995 and 1994. The interest rate spread was 2.14% at March 31, 1995, compared to 2.42% at March 31, 1994, a decrease of 28 basis points. During the nine months ended March 31, 1995 and 1994, interest rate spreads were 2.26% and 2.43%, respectively, representing a decrease of 17 basis points while the net yield on interest-earning assets decreased 14 basis points over these same periods of time. In addition, during the three months ended March 31, 1995 and 1994, interest rate spreads were 2.18% and 2.37%, respectively, a decrease of 19 basis points. The continuing trend of increasing interest rates, which began in the first quarter of calendar year 1994, has put pressure on the Bank's interest rate spreads and yields and the resulting net interest income. Net interest income may continue to be adversely affected to the extent interest rates continue to increase. The future trend in interest rate spreads and net interest income will be dependent upon such factors as the Bank's balance sheet composition and asset size, the interest rate risk of the Bank, and the maturity and repricing activity of interest-sensitive assets and liabilities, as influenced by changes in and levels of interest rates.

- --------------------------------

Net interest income increased during the nine months ended March 31, 1995, compared to March 31, 1994, notwithstanding a decline in the net yield on interest-earning assets of 14 basis points due to the fact that average interest-earning assets increased $694.0 million to $5.518 billion for the nine months ended March 31, 1995, compared to $4.824 billion for the nine months ended March 31, 1994. For the three months ended March 31, 1995, compared to the three months ended March 31, 1994, average interest-earning assets increased $519.0 million accounting for the increase in net interest income of $1.4 million even though the interest rate spread and the net yield on interest-earning assets decreased 19 and 14 basis points, respectively, over the same periods of time. Such substantial increases in average interest-earning assets for both three and nine month periods are primarily due to the Bank's acquisitions of Heartland, Franklin Federal Savings Association (Franklin) and Home Federal.

The Bank has historically invested in interest-earning assets that have a longer duration than its interest-bearing liabilities. The shorter duration of the interest-sensitive liabilities indicates that the Bank is exposed to interest rate risk. In a rising rate environment, such as that prevailing in recent periods, liabilities typically will reprice faster than assets, thereby reducing the market value of long-term interest-earning assets and net interest income.

To mitigate this risk, the Bank has utilized certain financial instruments to hedge the interest rate exposure on certain interest-sensitive liabilities. However, since fiscal year 1991, it has been the general direction of the Bank to move toward a natural rather than a synthetic, management of its interest rate risk. Therefore, the Bank has allowed these financial instruments to expire upon maturity while extending the maturities and locking in fixed interest rates on certain borrowings, predominantly advances from the FHLB, which has helped to reduce the Bank's one-year cumulative gap mismatch.

In connection with its asset/liability management program, the Bank has interest rate swap agreements with other counterparties under terms that provide an exchange of interest payments on the outstanding notional amount of the swap. Such agreements have been used to artificially lengthen the maturity of various interest-bearing liabilities and has subjected the Bank to interest rate risk since these swaps were entered into during a much higher interest rate environment and their cost is high relative to the protection afforded. In accordance with these arrangements, the Bank pays fixed rates and receives variable rates of interest according to a specified index. The Bank has reduced its level of such swap agreements to a notional principal amount of $83.5 million at March 31, 1995, from a balance of $109.5 million at June 30, 1994, and March 31, 1994. For the nine months ended March 31, 1995 and 1994, the Bank recorded $3.4 million and $7.1 million, respectively, in interest expense from its interest rate swap agreements. In the 12 months ending March 31, 1996, an additional $53.5 million of swap agreements will mature.

- --------------------------------

The following table illustrates other information concerning yields earned on interest-earning assets and rates paid on interest-bearing liabilities during and at the end of each of the periods presented.

- ---------------------------------------------------------------------------------------
                                    For the Three      For the Nine
                                     Months Ended      Months Ended           At
                                      March 31,         March 31,          March 31,
                                   ---------------    --------------    --------------
                                    1995     1994     1995     1994     1995     1994
                                   -----     ----     ----     ----     ----     ----
Weighted average yield on:
  Loans                             8.09%    7.81%    7.98%    8.13%    8.14%    7.84%
  Mortgage-backed securities        6.13     5.57     5.92     5.69     6.17     5.59
  Other investments                 6.26     6.81     6.12     6.62     6.15     6.56
                                   -----    -----    -----    -----    -----    -----
    Interest-earning assets         7.48     7.27     7.34     7.52     7.52     7.27
                                   -----    -----    -----    -----    -----    -----

Weighted average rate paid on:
  Savings deposits                  3.53     2.05     3.26     1.99     3.25     2.11
  Other time deposits               5.40     5.10     5.19     5.25     5.67     5.05
  Advances from FHLB                5.84     5.61     5.64     5.92     5.88     5.56
  Securities sold under
    agreements to repurchase        7.72     6.07     7.57     6.06     7.70     6.08
  Other borrowings                 11.09    10.75    11.19    10.64    10.85    10.73
                                   -----    -----    -----    -----    -----    -----
    Interest-bearing liabilities    5.30     4.90     5.08     5.09     5.38     4.85
                                   -----    -----    -----    -----    -----    -----

Interest rate spread                2.18%    2.37%    2.26%    2.43%    2.14%    2.42%
                                   =====    =====    =====    =====    =====    =====
Net annualized yield on
  interest-earning assets           2.44%    2.58%    2.44%    2.58%    2.33%    2.56%
                                   =====    =====    =====    =====    =====    =====
- ---------------------------------------------------------------------------------------

- --------------------------------

The following table presents average interest-earning assets and average interest-bearing liabilities, interest income or interest expense and average yields and rates during the three and nine months ended March 31, 1995. The table below includes nonaccruing loans averaging $27.9 million and $28.6 million, respectively, for the three and nine months ended March 31, 1995, as interest-earning assets at a yield of zero percent.

- -----------------------------------------------------------------------------------------------
                                     Three Months Ended              Nine Months Ended
                                       March 31, 1995                  March 31, 1995
                              --------------------------------  -------------------------------
                                                    Annualized                       Annualized
                                Average               Yield/     Average               Yield/
(Dollars in Thousands)          Balance    Interest    Rate      Balance   Interest     Rate
- ----------------------        ----------  --------- ---------- ---------- ---------  -----------
Interest-earning assets:
  Loans                       $3,802,687  $  76,911    8.09%   $3,763,164 $ 225,286     7.98%
  Mortgage-backed securities   1,372,212     21,029    6.13     1,362,777    60,471     5.92
  Other investments              392,616      6,055    6.25       392,091    18,014     6.12
                              ----------   --------   -----    ----------  --------    -----
     Interest-earning assets   5,567,515    103,995    7.48     5,518,032   303,771     7.34
                              ----------   --------   -----    ----------  --------    -----

Interest-bearing liabilities:
  Savings deposits             1,004,684      8,741    3.53       996,877    24,412     3.26
  Other time deposits          2,436,181     32,431    5.40     2,437,435    94,975     5.19
  Advances from FHLB           1,740,829     25,079    5.84     1,740,545    73,714     5.64
  Securities sold under
     agreements to repurchase    115,000      2,217    7.72        86,967     5,009     7.57
  Other borrowings                56,895      1,578   11.09        58,046     4,871    11.19
                              ----------   --------   -----    ----------  --------    -----
     Interest-bearing
        liabilities            5,353,589     70,046    5.30     5,319,870   202,981     5.08
                              ----------   --------   -----    ----------  --------    -----

Net earnings balance          $  213,926                       $  198,162
                              ==========                       ==========
Net interest income                       $  33,949                       $ 100,790
                                          =========                       =========
Interest rate spread                                   2.18%                            2.26%
                                                    ==========                       ==========
Net annualized yield on
     interest-earning assets                           2.44%                            2.44%
                                                    ==========                       ==========
- -----------------------------------------------------------------------------------------------

- --------------------------------

The following table presents the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities, respectively, and the amount of change in each attributable to: (1) changes in volume (change in volume multiplied by prior year rate), and (2) changes in rate (change in rate multiplied by prior year volume). The net change attributable to change in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table demonstrates the effect of the increased volume of interest-earning assets and interest-bearing liabilities, the declining interest rates and the decline in interest rate spreads previously discussed.

- -------------------------------------------------------------------------------------
                                  Three Months Ended           Nine Months Ended
                                March 31, 1995 Compared     March 31, 1995 Compared
                                  to March 31, 1994            to March 31, 1994
                             ---------------------------  ----------------------------
                              Increase (Decrease) Due to   Increase (Decrease) Due to
                             ---------------------------  ----------------------------
(In Thousands)                 Volume     Rate      Net     Volume     Rate      Net
- --------------                -------   -------  -------   -------   --------  -------
Interest Income:
  Loans                       $ 3,328   $ 2,636  $ 5,964   $17,588   $ (3,933) $13,655
  Mortgage-backed
    securities                  4,933     1,563    6,496    17,222      1,725   18,947
  Other investments               369      (519)    (150)      566     (1,445)    (879)
                              -------   -------  -------   -------   --------  -------
    Interest income             8,630     3,680   12,310    35,376     (3,653)  31,723
                              -------   -------  -------   -------   --------  -------

Interest expense:
  Savings deposits              1,499     3,384    4,883     5,166      8,544   13,710
  Other time deposits           1,492     1,734    3,226    12,279       (941)  11,338
  Advances from FHLB            2,136       927    3,063     5,368     (3,526)   1,842
  Securities sold under
    agreements to repurchase     (713)      556     (157)   (3,659)     1,497   (2,162)
  Other borrowings               (174)       53     (121)     (695)       264     (431)
                              -------   -------  -------   -------   --------  -------
    Interest expense            4,240     6,654   10,894    18,459      5,838   24,297
                              -------   -------  -------   -------   --------  -------

Net effect on net
    interest income           $ 4,390   $(2,974) $ 1,416   $16,917   $ (9,491) $ 7,426
                              =======   =======  =======  ========  =========  =======
- --------------------------------------------------------------------------------------

The decrease due to changes in rates between the nine months ended March 31, 1995 and 1994, reflects the decrease in interest rate spreads. The improvement due to changes in volume is primarily the result of the acquisitions of Heartland, Franklin and Home Federal and the continued reduction of nonperforming assets.

Provision for Loan Losses:
- --------------------------

The Bank recorded loan loss provisions approximating $1.5 million for both three month periods ended March 31, 1995 and 1994, and $4.5 million for both nine month periods ended March 31, 1995 and 1994. The loan loss provisions remained stable even though the Bank's total loan portfolio increased approximately $187.9 million at March 31, 1995, compared to March 31, 1994, indicating the improved credit quality of the loan portfolio and the stability in the level of nonperforming loans over the respective periods of time. The allowance for loan losses is based upon management's continuous evaluation of the collectibility of outstanding loans, which takes into consideration such factors as changes in the composition of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, regular examinations by the Bank's internal credit review group of the overall portfolio quality, and regular review of specific problem loans by the Bank's internal workout group.

Although the Bank believes that present levels of allowances for loan losses are adequate to reflect the risks inherent in its portfolios, there can be no assurance that the Bank will not experience increases in its nonperforming assets, that it will not increase the level of its allowances in the future or that significant provisions for losses will not be required based on factors such as deterioration in market conditions, changes in borrowers' financial conditions, delinquencies and defaults. In addition, regulatory agencies review the adequacy of allowances for losses on loans on a regular basis as an integral part of their examination process. Such agencies may require additions to the allowances based on their judgments of information available to them at the time of their examinations.

Loan Servicing Fees:
- --------------------

Fees from loans serviced for other institutions totaled $5.8 million and $16.6 million, respectively, for the three and nine months ended March 31, 1995, compared to $5.0 million and $15.3 million, respectively, for the three and nine months ended March 31, 1994. These increases comparing the respective periods are attributable to increases in the size of the loan servicing portfolio and increases in other ancillary loan fees. At March 31, 1995 and 1994, the mortgage servicing portfolio approximated $4.3 billion and $3.8 billion, respectively.

The value of the Bank's loan servicing portfolio increases as mortgage interest rates rise and loan prepayments decrease. It is expected that income generated from the Bank's loan servicing portfolio will increase in such an environment. However, this positive effect on the Bank's income is offset, in part, by a decrease in servicing fee income attributable to new loan originations, which historically decrease in periods of higher, or increasing, mortgage interest rates.

Retail Fees and Charges:
- ------------------------

Retail fees and charges totaled $2.1 million and $6.5 million, respectively, for the three and nine months ended March 31, 1995, compared to $2.0 million and $6.0 million, respectively, for the three and nine months ended March 31, 1994. The net increases of $154,000 and $551,000, respectively, in retail fees and charges primarily result from the Bank's expanding retail customer deposit base from the Heartland, Franklin and Home Federal acquisitions.

Real Estate Operations:
- -----------------------

The Corporation recorded net losses on real estate operations of $7,000 and $573,000, respectively, for the three and nine months ended March 31, 1995, compared to losses of $347,000 and $1.7 million for the respective three and nine months ended March 31, 1994. These charges to operations reflect provisions for real estate losses, net real estate operations, and gains and losses on dispositions of real estate. The improvements in real estate operations of $340,000 and $1.2 million in the current fiscal year compared to the respective three and nine months ended March 31, 1994, are primarily due to the realization of gains on sales of certain commercial properties, lower operating expenses and lower loss provisions. Management believes that such improvements in real estate operations, mainly attributable to the disposition of certain properties at net gains or without incurring further losses, in lower provisions for real estate losses, and lower operating expenses for real estate operations, are indicative of the improvements management has made in the reduction of the Bank's real estate portfolio and to the improvement in the real estate markets in general.

Loss on Sales of Loans:
- -----------------------

During the three and nine months ended March 31, 1995, the Bank sold to third parties through its mortgage banking operations loans totaling $83.2 million and $332.4 million, respectively, which resulted in net pre-tax losses of $189,000 and $549,000, respectively. This activity compares to sales of $194.2 million and $520.0 million, respectively, during the three and nine months ended March 31, 1994, which resulted in net pre-tax losses of $510,000 and $609,000, respectively. The lower sales activity comparing the nine months ended March 31, 1995, to the same period ended March 31, 1994, primarily is a result of lower loan originations in the current fiscal year period due to the higher interest rate environment.

Other Operating Income:
- -----------------------

Other operating income totaled $2.0 million and $5.5 million, respectively, for the three and nine months ended March 31, 1995, compared to $1.4 million and $4.5 million, respectively, for the three and nine months ended March 31, 1994. The increase of $551,000 comparing the current third quarter results to the prior quarter is primarily due to increases in insurance commission income of $212,000, certain loan fees of $56,000 and credit life and disability of $64,000. The increase of $935,000 comparing the nine months ended March 31, 1995, to the nine months ended March 31, 1994, is primarily due to increases in insurance commission income of $535,000, credit life and disability of $426,000 and certain loan fees of $187,000 partially offset by a decrease of $179,000 in brokerage commission income.

General and Administrative Expenses:
- ------------------------------------

General and administrative expenses totaled $21.9 million and $63.8 million, respectively, for the three and nine months ended March 31, 1995, compared to $19.3 million and $56.7 million, respectively, for the three and nine months ended March 31, 1994. The increase of $2.6 million for the three months ended March 31, 1995, compared to the three months ended March 31, 1994, was primarily due to increases in compensation and benefits of $1.4 million, occupancy and equipment of $469,000, other operating expenses of $461,000, regulatory insurance and assessments of $190,000 and advertising of $83,000.

The increase of $7.1 million for the nine months ended March 31, 1995, compared to the nine months ended March 31, 1994, was primarily due to increases in compensation and benefits of $5.8 million, regulatory insurance and assessments of $870,000, occupancy and equipment of $639,000 and advertising of $635,000 partially offset by a decrease of $850,000 in other operating expenses.

The increases of $2.6 million and $7.1 million for the three and nine months ended March 31, 1995, respectively, compared to the respective prior year periods are primarily attributable to the acquisitions of Heartland, Franklin and Home Federal, as well as larger amounts of loan production costs being expensed in the current periods as greater amounts of loan production costs (primarily compensation and benefits) were deferred in prior periods when loan production volume was significantly higher than in the current fiscal year periods. Such increases in loan production costs charged to expense for the three and nine months ended March 31, 1995, compared to the respective prior year periods totaled approximately $800,000 and $4.0 million, respectively. Increases in general and administrative expenses directly resulting from the acquisitions totaled $569,000 and $2.7 million, respectively, comparing the three and nine months ended March 31, 1995, to the respective prior year periods. Such increases in general and administrative expenses results from increased personnel, costs of operating 18 additional branches and higher regulatory insurance costs as a result of deposits acquired. Other expenses were also incurred on an indirect basis attributable to such acquisitions.

Amortization of Goodwill and Core Value of Deposits:
- ----------------------------------------------------

Amortization of goodwill and core value of deposits totaled $2.2 million and $8.0 million, respectively, for the three and nine months ended March 31, 1995, compared to $3.9 million and $10.1 million, respectively, for the three and nine months ended March 31, 1994.

- ---------------------------------------------------------------

The following summary sets forth the components of such amortization expense comparing the nine months ended March 31, 1995, to the nine months ended March 31, 1994.

- -----------------------------------------------------------------------------------
                                               Amortization Expense for
                                                 the Nine Months Ended
                                                       March 31,
                                               ------------------------
                                                                          Increase
(In Thousands)                                    1995         1994      (Decrease)
- ----------------                               ---------    ---------    ---------
Core Value of Deposits:
    Acquired before July 1, 1993               $   4,424    $   4,036    $     388
    Acquired after July 1, 1993                    3,545        1,313        2,232
Goodwill (before the June 30, 1994,
    valuation adjustment)                             --        4,739       (4,739)
                                               ---------    ---------    ----------
Total Amortization Expense                     $   7,969    $  10,088    $  (2,119)
                                               =========    =========    ==========
- -----------------------------------------------------------------------------------

As reflected in the above table, the net decrease of $2.1 million is primarily due to the $4.7 million decrease in goodwill amortization since the amortization of goodwill was accelerated and has been completely amortized to expense over the first six months of fiscal year 1995 (see "Accelerated Amortization of Goodwill"). Such decrease was partially offset by the net increase of $2.2 million in amortization of core value of deposits resulting from the Heartland, Franklin and Home Federal acquisitions.

In addition, the amortization expense on core value of deposits from acquisitions before July 1, 1993, was lower by $730,000 for the three months ended March 31, 1995, resulting from an adjustment effective January 1, 1995, totaling $6.8 million to core value of deposits from the Empire Savings, Building and Loan Association (Empire) acquisition. Such adjustment was the result of the recognition by the Corporation of pre-acquisition tax credits and net operating losses (see "Provision for Income Taxes"). Accordingly, amortization expense of this intangible asset approximated $946,000 for the three months ended March 31, 1995, compared to $1.7 million for each of the prior two quarters. The remaining balance of core value of deposits from the Empire acquisition totaled $7.9 million at March 31, 1995, and will be amortized on a straight line basis over the remaining 25 months (or $946,000 per quarter for amortization expense).

Accelerated Amortization of Goodwill:
- -------------------------------------

Effective June 30, 1994, the Corporation changed its method of valuation of intangible assets incorporating a fair value concept using a lower of cost or market methodology. An appraisal performed by an independent third party of the existing intangible assets relating to acquisitions during 1986 through 1988 of five troubled savings institutions located in Colorado, Kansas and Oklahoma resulted in a fair value estimate of $41.0 million. This appraisal of $41.0 million as of June 30, 1994, was classified by management as core value of deposits totaling $19.6 million and goodwill totaling $21.4 million.

The $21.4 million of goodwill has been completely amortized to expense over the six months ended December 31, 1994 ($10.7 million for each of the two quarters ended December 31, 1994); and for reporting purposes separately disclosed in the Consolidated Statement of Operations.

Provision for Income Taxes:
- ---------------------------

For the three and nine months ended March 31, 1995, the provision for income taxes totaled $4.5 million and $15.3 million, respectively, compared to $5.7 million and $18.3 million for the respective three and nine months ended March 31, 1994. The provision for income taxes is lower for the three months ended March 31, 1995, due to the recognition of pre-acquisition tax credits and net operating losses not previously considered available to the Corporation. The recognition of such pre-acquisition tax credits and net operating losses had two effects upon the Corporation's financial condition and results of operations. First, the use of these carryforwards from the Empire acquisition resulted in a reduction of Empire core value of deposits totaling $6.8 million as of January 1, 1995 (the only remaining intangible asset resulting from the Empire acquisition -- see "Amortization of Goodwill and Core Value of Deposits"). Second, the use of certain other pre-acquisition tax credits and net operating losses resulted in a reduction in the third quarter provision for income taxes of $1.5 million.

The provision for income taxes is computed on an interim basis based on an estimated effective tax rate expected to be applicable for the entire fiscal year. In arriving at such an effective tax rate, no effect is included for the income tax related to unusual items which are separately reported. For the nine months ended March 31, 1995, the Corporation recorded and separately reported accelerated amortization of goodwill totaling $21.4 million. The effect of the accelerated amortization of this nondeductible goodwill has been excluded from the determination of the annualized effective tax rate. As a result, the effective tax rate for the nine months ended March 31, 1995, is higher compared to the other periods presented (even exclusive of the $1.5 million reduction in the provision for income taxes for the three months ended March 31, 1995, from the recognition of pre-acquisition tax credits and net operating losses). See "Amortization of Goodwill and Core Value of Deposits" for additional information on the amortization of this goodwill.

Accordingly, the effective income tax rate for the three and nine months ended March 31, 1995, was 25.0% and 49.9%, respectively, compared to 36.8% and 40.2%, respectively, for the comparable periods ended March 31, 1994. The effective tax rates for all periods vary from the federal statutory rate primarily due to the nondeductibility of amortization of goodwill in relation to the level of taxable income for the respective periods as well as the recognition of pre-acquisition tax credits and net operating losses for the three and nine months ended March 31, 1995.

The effective tax rate for the nine months ended March 31, 1994, includes a change in the federal tax law enacted in August 1993 that increased the federal corporate marginal tax rate from 34.0% to 35.0%. The effect of this tax rate change on the net deferred income tax liability resulted in the recording of additional income tax expense of $1.2 million for the first quarter of fiscal year 1994.

Cumulative Effects of Changes in Accounting Principles:
- -------------------------------------------------------

Included in the fiscal year 1994 first quarter results was the adoption of the provisions of two accounting statements resulting in the Corporation recording $5.8 million in net income, or $.45 per share, from the cumulative effects of these changes in accounting principles.

The adoption of the provisions of SFAS No. 109, "Accounting for Income Taxes," resulted in recording $6.1 million in net income, or $.48 per share, while the adoption of the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," resulted in recording a charge to income of $519,000 (net of a tax benefit of $183,000), or $.03 loss per share after tax.

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 5.   Other Items
          -----------

    On April 13, 1995, Standard and Poors announced that it had raised its rating on the Corporation's $40.25 million of subordinated notes due 1999 to "B+" from "B" and revised its outlook on such debt to "positive" from "stable."

    On May 10, 1995, the Board of Directors of the Corporation adopted an amendment to the Corporation's Bylaws that amended Article 1, Section 13 of such Bylaws to conform to Section 14 thereof. Section 13 "Nominations" and
    Section 14 "Notice for Nominations and Proposals" provide an advance notice requirement applicable to stockholder new business proposals and nominations for directors of 60 days prior to the date of the meeting for which the proposal or nomination is submitted, and impose certain procedural requirements on the submission of such proposals and nominations. For further information, reference is made to the amendment, attached hereto as
    Exhibit 3.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
    (a).  Exhibits:

          Exhibit 3.   Bylaw Amendment of Commercial Federal Corporation.

          Exhibit 11.  Computation of Earnings Per Share

          Exhibit 27.  Financial Data Schedule

    (b).  Reports on Form 8-K

    No Current Reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         COMMERCIAL FEDERAL CORPORATION
                                         ------------------------------
                                         (Registrant)



Date:  May 15, 1995                      /s/ James A. Laphen
       ------------                      ---------------------------------
                                         James A. Laphen, President, Chief
                                         Operating Officer and Chief
                                         Financial Officer (Duly Authorized
                                         and Principal Financial Officer)


Date:  May 15, 1995                      /s/ Gary L. Matter
       ------------                      --------------------------------------
                                         Gary L. Matter, Senior Vice President,
                                         Controller and Secretary
                                         (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

                                                                 Page No.
                                                                 --------
Exhibit 3.          Bylaw Amendment of Commercial Federal
                      Corporation.                               34


Exhibit 11.         Computation of Earnings Per Share            35

Exhibit 27.         Financial Data Schedule                      36
