Form 10-K405
period 1995-06-30
COMMERCIAL FEDERAL CORP
filed 1995-09-29
CIK 744778

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                         OF THE SECURITIES ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED JUNE 30, 1995, OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________  to _______________

COMMISSION FILE NUMBER: 1-11515

                        COMMERCIAL FEDERAL CORPORATION
                        ------------------------------
            (Exact name of registrant as specified in its charter)

                 NEBRASKA                               47-0658852
---------------------------------------------       --------------------
(State or other jurisdiction of incorporation      (I.R.S. Employer
               or organization)                      Identification No.)

2120 SOUTH 72ND STREET, OMAHA, NEBRASKA              68124
---------------------------------------              -----
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (402) 554-9200
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No ___.
                                        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the registrant's common stock as quoted on the New York Stock Exchange on September 22, 1995, was $364,353,954.

As of September 22, 1995, there were issued and outstanding   12,912,416 shares
of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1995. (Parts I, II and IV)

2. Portions of the Proxy Statement relating to the 1995 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1.  BUSINESS
-------  --------

GENERAL
-------

Commercial Federal Corporation (the "Corporation") was incorporated in the state of Nebraska on August 18, 1983, as a unitary non-diversified savings and loan holding company. The purpose of the Corporation was to acquire all of the capital stock of Commercial Federal Bank, a Federal Savings Bank (the "Bank") in connection with the Bank's 1984 conversion from mutual to stock ownership and to provide the structure to expand and diversify its financial services to activities allowed by regulation to a unitary savings and loan holding company. The general offices of the Corporation are located at 2120 South 72nd Street, Omaha, Nebraska 68124.

The primary subsidiary of the Corporation is the Bank. The Bank was originally chartered in 1887 and converted to a federally chartered mutual savings and loan association in 1972. On December 31, 1984, the Bank completed its conversion from mutual to stock ownership and became a wholly-owned subsidiary of the Corporation. Effective August 27, 1990, the Bank's federal charter was amended from a savings and loan to a federal savings bank.

The assets of the Corporation, on an unconsolidated basis, substantially consist of all of the Bank's common stock. The Corporation has no significant independent source of income, and therefore depends almost exclusively on dividends from the Bank to meet its funding requirements. The Corporation incurs interest expense on $40.25 million of subordinated debt and pays operating expenses primarily for shareholder and stock related expenditures such as the annual report, proxy, corporate filing fees and assessments and certain costs directly attributable to the holding company. The Bank presently pays dividends to the Corporation on a semi-annual basis primarily to cover the amount of the interest payable to the subordinated debt noteholders.

The Bank operates as a federally chartered savings institution with deposits insured by the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a consumer-oriented financial institution that emphasizes traditional savings and loan operations, including single-family residential real estate lending, retail deposit activities and mortgage banking. All loan origination activities are conducted through the Bank's branch office network, through the loan offices of Commercial Federal Mortgage Corporation ("CFMC"), its wholly-owned mortgage banking subsidiary, and through a nationwide correspondent network numbering approximately 400. The Corporation also provides insurance and securities brokerage and other retail financial services.

The operations of the Corporation are significantly influenced by general economic conditions, by inflation and changing prices, by the related monetary, fiscal and regulatory policies of the federal government and by the policies of financial institution regulatory authorities, including the Office of Thrift Supervision ("OTS"), the Board of Governors of the Federal Reserve System ("FRB") and the FDIC. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for mortgage financing, consumer loans and other types of loans, which, in turn, are affected by the interest rates at which such financings may be offered, the availability of funds, and other factors, such as the supply of housing for mortgage loans.

At June 30, 1995, the Corporation had assets of $6.0 billion and stockholders' equity of $309.5 million, and through the Bank operated 30 branch offices in Nebraska, 20 branch offices in greater metropolitan Denver, Colorado, 16 branch offices in Oklahoma, and five branches in Kansas. The increase in branches over fiscal year 1994 was the result of two acquisitions during fiscal year 1995. On July 15, 1994, the Corporation acquired Home Federal Savings and Loan ("Home Federal") of Ada, Oklahoma (two branches and total assets of $100.2 million at acquisition). On April 3, 1995, the Corporation acquired Provident Federal Savings Bank ("Provident") of Lincoln, Nebraska (five branches and total assets of $96.5 million at acquisition). As of June 30, 1995, the Bank was the largest depository institution headquartered in Nebraska, and, based upon total assets at June 30, 1995, the Corporation was the 18th largest publicly-held thrift institution holding company in the United States. In addition, CFMC serviced a loan portfolio totaling $7.8 billion at June 30, 1995, with $4.6 billion in loans serviced for third parties and $3.2 billion in loans serviced for the Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" in the Corporation's 1995 Annual Report to Stockholders (the "Annual Report") which is incorporated herein by reference.

The Corporation will seek to continue its growth through expansion of the Corporation's operations in its market areas, consisting of Nebraska, Colorado, Oklahoma and Kansas, and may seek to enter markets in other adjoining states. The Corporation will also seek to expand its operations both through competition for market share within its market areas and through mergers with and acquisitions of other selected financial institutions. Management of the Corporation believes that its emphasis on operating acquired entities as consumer-oriented financial institutions is attractive to potential acquisition candidates and is advantageous in competing with larger banks for acquisitions of selected financial institutions.

The Bank is a member of the Federal Home Loan Bank ("FHLB") of Topeka, which is one of the 12 regional banks for federally insured savings institutions comprising the FHLB System. The Bank is further subject to regulations of the Federal Reserve Board, which governs reserves required to be maintained against deposits and certain other matters.

As a federally chartered savings bank, the Bank is subject to numerous restrictions on operations and investments imposed by applicable statutes and regulations. See "Regulation."

RECENT DEVELOPMENTS
-------------------

Regulatory Issues.
------------------

Deposit Insurance Premiums.  The Bank's savings deposits are insured by the
---------------------------
SAIF, which is administered by FDIC. The assessment rate currently ranges from 0.23% of deposits for well-capitalized institutions to 0.31% of deposits for undercapitalized institutions. The FDIC also administers the Bank Insurance Fund ("BIF"), which has the same designated reserve ratios as the SAIF. The FDIC amended the BIF risk-based assessment schedule effective September 30, 1995, which lowered the deposit insurance assessment rate for most commercial banks and other depository institutions with deposits insured by the BIF to a range of from 0.31% of insured deposits for undercapitalized BIF-insured institutions to 0.04% of deposits for well-capitalized institutions, which constitute over 90% of BIF-insured institutions. The amendment creates a substantial disparity in the deposit insurance premiums paid by BIF and SAIF members and could place SAIF-insured savings institutions at a significant competitive disadvantage to BIF-insured institutions.

Among the proposals being considered by the FDIC and Congress to eliminate this premium disparity is a similar reduction in premium rates charged to SAIF-insured institutions. Such a reduction would be accompanied by a one-time assessment of SAIF-insured institutions up to .90% of insured deposits to increase the SAIF reserve level to 1.25% of SAIF-insured deposits, which is the same level attained by the BIF prior to the reduction of BIF premium rates. Under this proposal, the BIF and SAIF would be merged into one fund as soon as practicable after they both reach their designated reserve ratios, but no later than January 1, 1998. It is unknown whether this particular proposal or any other proposal will be implemented or that premiums for either BIF or SAIF members will be adjusted in the future by the FDIC or by legislative action. If a special assessment as described above were to be required, it would result, on a pro forma basis as of June 30, 1995, in a one-time charge to the Bank of approximately $20.4 million (assuming such charge would be tax deductible).
Such assessment would have the effect of, on a pro forma basis as of June 30, 1995, reducing the Bank's tangible capital to $283.1 million, or 4.80% of adjusted total assets, core capital to $304.5 million, or 5.14% of adjusted total assets, and risk-based capital to $335.3 million, or 12.68% of risk-weighted assets. If such a special assessment were required and the

SAIF as a result was fully recapitalized, it could have the effect of reducing the Bank's annual deposit insurance premiums to the SAIF, thereby increasing net income in future periods.

Change in Charter Proposal.  An additional proposal under consideration by
---------------------------
Congress would require savings associations to convert their charters to that of commercial banks in connection with a merger of the BIF and the SAIF. Under current tax laws, a savings association converting to a commercial bank charter must recapture into taxable income the amount of its tax bad debt reserve that would not have been allowed if the savings association had operated as a commercial bank. The tax associated with the recapture of all or part of its tax bad debt reserve would immediately reduce the capital of the savings association even though such tax would actually be paid out over the succeeding years. Management of the Corporation cannot predict if this proposal or the foregoing proposal would be adopted in their current form.

Acquisitions Subsequent to Fiscal Year.
---------------------------------------

On September 22, 1995, the stockholders of Railroad Financial Corporation ("Railroad") approved a merger with the Corporation with the closing expected in October 1995. Railroad is headquartered in Wichita, Kansas and operates 18 branches and 71 agency offices throughout the state of Kansas. This acquisition was approved by the OTS on September 13, 1995. Under the terms of the Reorganization and Merger Agreement (the "Agreement"), dated April 18, 1995, the Corporation will exchange a pro-rata amount of its common stock for all of the outstanding common stock of Railroad. Based on the Corporation's closing stock price on September 22, 1995, of $35.75, each share of Railroad common stock would be exchanged for .6389 shares of the Corporation's common stock, resulting in the exchange of approximately 1,361,222 shares of the Corporation's common stock with an aggregate value approximating $48.7 million. Cash will be paid in lieu of fractional shares. At June 30, 1995, Railroad had assets of $615.3 million, deposits of $421.7 million and stockholders' equity of $28.1 million. It is anticipated that this acquisition will be accounted for as a pooling of interests.

Also, on August 15, 1995, the Corporation entered into a Reorganization and Merger Agreement (the "Merger Agreement") by and among the Corporation, the Bank, Conservative Savings Corporation ("Conservative") and Conservative Savings Bank, FSB. Under the terms of the Merger Agreement, the Corporation will acquire all 1,846,005 outstanding shares of Conservative's common stock and all 460,000 outstanding shares of preferred stock. As defined in the Merger Agreement, Conservative's common and preferred stock will be exchanged for cash and a pro-rata amount of the Corporation's common stock. Based on the Corporation's closing stock price on September 22, 1995, of $35.75, the transaction has a per share value of $15.37 for the common stock and $34.73 for the preferred stock with an aggregate value of approximately $44.3 million for all outstanding common and preferred stock of Conservative.

The Corporation also announced that it has entered into a stock option agreement with Conservative under which the Corporation has been granted an option to purchase 19.9% of Conservative's outstanding shares of common stock under certain circumstances provided in the agreement in the event the transaction is terminated.

At June 30, 1995, Conservative had assets of $383.4 million, deposits of $198.1 million and stockholders' equity of $34.8 million. Conservative operates nine branches with seven located in Nebraska (five in Omaha, Nebraska and two in Columbus, Nebraska), one in Overland Park, Kansas and one in Harlan, Iowa. This proposed acquisition, which is subject to regulatory approvals and the approval of Conservative's shareholders, is expected to be completed by March 31, 1996, but no later than June 30, 1996, unless extended by mutual agreement of both parties. This acquisition will be accounted for as a purchase with core value of deposits resulting from this transaction amortized on an accelerated basis over a period not to exceed 10 years and goodwill, if any, amortized on a straight-line basis over a period not to exceed 20 years.

Acquisitions During Fiscal Year 1995.
-------------------------------------

On April 3, 1995, the Corporation consummated the acquisition of Provident by purchasing all 140,000 outstanding shares of Provident's common stock at $53.75 per share for approximately $7.5 million in cash. Provident operated a traditional thrift operation with five branches located in the Lincoln, Nebraska metropolitan area. At April 3, 1995, Provident had assets totaling $96.5 million, deposits totaling $58.1 million and stockholders' equity approximating $4.6 million. This acquisition has been accounted for as a purchase. Core value of deposits totaling $2.6 million resulting from this transaction is being amortized using an accelerated method over 10 years and goodwill totaling $713,000 is being amortized on a straight-line basis over 20 years.

On July 15, 1994, the Corporation consummated the acquisition of Home Federal by purchasing all 236,212 outstanding shares of Home Federal's common stock at $38.17 per share for approximately $9.0 million in cash. Home Federal operated two branches in Ada, Oklahoma. At July 15, 1994, Home Federal had assets totaling $100.2 million, deposits totaling $87.3 million and stockholders' equity totaling $8.7 million. This acquisition has been accounted for as a purchase. Core value of deposits totaling $1.3 million resulting from this transaction is being amortized on an accelerated basis over 10 years.

In fiscal year 1995 the Corporation also acquired four branches and the related equipment of the former Franklin Federal Savings Association of Kansas ("Franklin Federal") at a cost of $876,000. Previously, on June 10, 1994, the Corporation had acquired $255.7 million of insured deposits of Franklin Federal from the Resolution Trust Corporation ("RTC") at a cost of $7.7 million. This acquisition has been accounted for as a purchase. Core value of deposits totaling approximately $8.0 million and goodwill totaling $451,000 were recorded from this transaction. Core value of deposits resulting from these acquisitions is amortized on an accelerated basis over 10 years and goodwill is amortized on a straight-line basis over 20 years.

Acceleration of Goodwill Amortization.
--------------------------------------

A significant event affecting the results of operations for fiscal year 1995 was the accelerated amortization of goodwill totaling $21.4 million. This accelerated amortization of goodwill resulted from the fact that, effective June 30, 1994, the Corporation changed its method of valuation of intangible assets incorporating a fair value concept using a lower of cost or market methodology. This accounting change was considered to be a change in accounting principle inseparable from a change in estimate. An appraisal performed by an independent third party of the existing intangible assets relating to acquisitions during 1986 through 1988 of five troubled savings institutions located in Colorado, Kansas and Oklahoma resulted in a fair value estimate of $41.0 million, and therefore, recognition of an impairment of recorded intangible assets of $52.7 million at June 30, 1994. The effect of this accounting change was a pre-tax charge to results of operations for fiscal year 1994 totaling $52.7 million, with an income tax benefit of $8.8 million, resulting in a loss of $43.9 million. The appraisal of $41.0 million was classified as core value of deposits totaling $19.6 million and goodwill totaling $21.4 million. Effective July 1, 1994, the remaining $19.6 million of identifiable intangible assets classified as core value of deposits is being amortized on a straight-line basis over the remaining respective lives, of which all were original 10 year terms, with the primary amount to be fully amortized as of April 30, 1997. The $21.4 million of goodwill was completely amortized to expense over the first six months of fiscal year 1995, and for reporting purposes separately disclosed in the Consolidated Statement of Operations. Excluding the accelerated amortization of goodwill of $21.4 million, fiscal year 1995 earnings per share would have been $3.75 per share compared to the $2.11 per share reported, and return on average assets and return on average stockholders' equity would have been .85% and 17.04%, respectively, compared to reported results of .48% and 9.60%, respectively.

The valuation did not decrease the book value of the intangible assets resulting from the Corporation's acquisitions in fiscal year 1994. An independent valuation was also performed at June 30, 1995, of the Corporation's total unamortized balance of goodwill and core value of deposits resulting in no impairment.

Regulatory Capital Compliance.
------------------------------

At June 30, 1995, the Bank exceeded all minimum regulatory capital requirements mandated by the OTS. The following table sets forth information relating to the Bank's regulatory capital compliance at June 30, 1995.


(Dollars in Thousands)
                                       Amount     Ratio
                                      -------    ------
Tangible capital                      $303,479   5.12% (1)
Tangible capital requirement            88,849       1.50
                                      --------  ---------
     Excess                           $214,630       3.62%
------------------------------------  --------  ---------
Core capital (Tier 1 capital)         $324,909   5.47% (2)
Core capital requirement               178,341       3.00
                                      --------  ---------
     Excess                           $146,568       2.47%
------------------------------------  --------  ---------
Risk-based capital (Total capital)    $355,733      13.45% (3)
Risk-based capital requirement         211,525       8.00
                                      --------  ---------
     Excess                           $144,208       5.45%
------------------------------------  --------  ---------

(1)  Based on adjusted total assets totaling $5,923,283.
(2)  Based on adjusted total assets totaling $5,944,713.
(3)  Based on risk-weighted assets totaling $2,644,066.


In April 1991, the OTS proposed to amend its core capital requirement to establish a minimum 3.0% core capital ratio for savings institutions in the strongest financial and managerial condition. For all other savings institutions, the minimum core capital ratio would be 3.0% plus at least an additional 1.00% to 2.00%, as determined on a case-by-case basis by the OTS after assessing both the quality of risk management systems and the level of overall risk in each individual savings institution. The Bank does not anticipate that it will be materially affected by this regulation if adopted in its current form.

Effective July 1, 1994, the OTS amended its risk-based capital standards that included an interest rate risk component. The amendment requires thrifts with interest rate risk in excess of certain levels to maintain additional capital. Based on the Bank's interest rate risk profile and the level of interest rates at June 30, 1995, as well as the Bank's level of risk-based capital at the same date, management does not believe that this change will have a material adverse effect on the Bank's level of required risk-based capital.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five regulatory capital categories: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized; and authorized banking regulatory agencies to take prompt corrective action with respect to institutions in the three undercapitalized categories. These corrective actions become increasingly more stringent as the institution's regulatory capital declines. At June 30, 1995, the Bank exceeded the minimum requirements for the well-capitalized category as shown in the following table.


    (Dollars in Thousands)       Tier 1 Capital    Tier 1 Capital    Total Capital
                                   to Adjusted        to Risk-          to Risk-
                                  Total Assets    Weighted Assets   Weighted Assets
                                  ------------    ---------------   ---------------

Actual capital                         $324,909          $324,909          $355,733
Percentage of adjusted assets              5.47%            12.29%            13.45%
Minimum requirements to be
  classified well-capitalized              5.00%             6.00%            10.00%

See "Regulation -- Regulatory Capital Requirements" and Note 19 of Notes to Consolidated Financial Statements in the Annual Report for additional information.

Supervisory Goodwill Lawsuit.
-----------------------------

On September 13, 1994, the Bank commenced litigation against the United States in the United States Court of Federal Claims seeking to recover monetary relief for the government's refusal to honor certain contracts between the Bank and the Federal Savings and Loan Insurance Corporation. The suit alleges that such governmental action constitutes breach of contract and an unlawful taking of property by the United States without just compensation or due process in violation of the Constitution of the United States. The litigation status and process of the multiple legal actions, such as that instituted by the Bank with respect to supervisory goodwill and regulatory capital credits, make the value of the claims asserted by the Bank uncertain as to ultimate outcome, and contingent on a number of factors and future events which are beyond the control of the Bank, both as to substance, timing and the dollar amount of damages which may be awarded to the Bank if it finally prevails in this litigation.

Effects of New Accounting Pronouncements.
-----------------------------------------

During fiscal year 1995, the Corporation adopted the provisions of four accounting pronouncements: "Accounting by Creditors for Impairment of a Loan," which was subsequently amended by "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures," "Accounting for Certain Investments in Debt and Equity Securities" and "Disclosures on Derivative Financial Instruments and Fair Value of Financial Instruments." See Note 1 of Notes to the Consolidated Financial Statements for a discussion of the implementation of the provisions of these new accounting pronouncements, none of which had a material effect on the Corporation's financial position or results of operations. See Note 26 of Notes to the Consolidated Financial Statements for a discussion of newly issued accounting pronouncements as yet not implemented by the Corporation.

Other Information.
------------------

Additional information concerning the general development of the business of the Corporation during fiscal year 1995 is included in the Annual Report under the captions: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" and is incorporated herein by reference. Additional information concerning the Bank's regulatory capital requirements and other regulations which affect the Corporation is included in the "Regulation" section of this report.

LENDING ACTIVITIES
------------------

General.  The Corporation concentrates its lending activities primarily on the
--------
origination of first mortgage loans for the purpose of financing or refinancing single-family residential properties, consumer loans and home improvement loans. As a result of a renewed emphasis on consumer-oriented operations, including single-family residential lending and mortgage-banking activities, the origination of residential loans during fiscal years 1994 and 1993 increased significantly over previous fiscal years. However, during fiscal year 1995, due to a relatively higher interest rate environment, such loan origination activity declined significantly compared to fiscal year 1994. See "Loan Originations."

The functions of processing and servicing real estate loans, including responsibility for servicing the Corporation's loan portfolio, is conducted by CFMC, the Bank's wholly-owned mortgage banking subsidiary. In the past, the Corporation relied solely on its mortgage banking subsidiary to originate real estate loans through the offices of such mortgage banking subsidiary and therefore did not develop an origination capability in the branch offices of the Bank. Beginning in fiscal year 1992, in an attempt to increase the volume of single-family residential loan originations and take advantage of its extensive branch network in Nebraska and in greater metropolitan Denver, Colorado, and, beginning in fiscal year 1994 in Oklahoma, the Corporation reorganized the lending operations in the Bank branch office system. The Corporation's mortgage banking subsidiary has continued and will continue to originate real estate loans through the Bank's various loan offices located in Nebraska, Colorado, Oklahoma and Kansas and through its nationwide correspondent network.

At June 30, 1995, the Corporation's total loan and mortgage-backed securities portfolio was $5.3 billion, representing over 89.0% of its $6.0 billion of total assets at that date. Mortgage-backed securities totaled $1.3 billion at June 30, 1995, representing 25.0% of the Corporation's total loan and mortgage-backed securities portfolio at such date. Over 95.0% of the Corporation's total gross loan and mortgage-backed securities portfolio has historically been and continues to be secured by real estate. Commercial real estate and land loans (collectively referred to as "income property loans") totaled $180.7 million or 3.3% of the total loan and mortgage-backed securities portfolio at June 30, 1995, compared to $195.9 million or 4.0% of such total portfolio at June 30, 1994. These loans are secured by various types of commercial properties including office buildings, shopping centers, warehouses and other income producing properties. At June 30, 1995, multi-family residential loans consisting of loans secured by various types of properties, including townhomes, condominiums and apartment projects with more than four dwelling units, totaled $33.7 million, or .6% of the total loan portfolio, compared to $43.4 million or
 .9% at June 30, 1994. The Bank presently does not originate a significant amount of multi-family residential loans, and expects to originate such loans primarily for purposes of resolving certain nonperforming assets.

The Corporation's primary emphasis in recent years has been on the origination of loans secured by existing single-family residences. Fixed-rate single-family residential loans are originated using underwriting guidelines, appraisals and documentation which are acceptable to the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Corporation ("GNMA") and the Federal National Mortgage Corporation ("FNMA") to facilitate the sale of such loans to such agencies in the secondary market. The Corporation also originates fixed-rate single-family residential loans using internal lending policies in accordance with what management believes are prudent underwriting standards but which may not strictly adhere to FHLMC, GNMA and FNMA guidelines. Fixed-rate single-family residential loans are originated or purchased for the Corporation's loan portfolio if such loans have characteristics which are consistent with the Corporation's asset and liability goals and long-term interest rate yield requirements. Adjustable-rate single-family residential loans are originated primarily for retention in the Corporation's loan portfolio to match more closely the repricing of the Corporation's interest-bearing liabilities as a result of changes in interest rates.

In recent years, the Corporation has not originated any significant amounts of commercial real estate loans or multi-family residential loans with the exception of loans primarily to resolve nonperforming assets. The Corporation has begun, however, beginning fiscal year 1994, to initiate commercial and multi-family real estate lending, on a limited basis, with such loans secured by properties located within the Corporation's primary market areas. Such loans, which are subject to prudent credit review and other underwriting standards and procedures, are not expected to constitute a significant portion of the Corporation's lending business in the future.

In addition to real estate loans, the Corporation originates consumer, home improvement, savings account and commercial business loans (collectively, "consumer loans") through the Bank's branch network and direct mail solicitation. However, the Corporation presently does not originate commercial business loans, except for loans to resolve nonperforming assets.

Regulatory guidelines generally subject savings institutions to the same loans to one borrower limitations that are applicable to national banks. At June 30, 1995, all loans to one borrower were within the Bank's limitation of $53.7 million. See "Regulation -- Limitations on Loans to One Borrower."

Composition of Loan Portfolio.  The following table sets forth the composition
------------------------------
of the Corporation's loan and mortgage-backed securities portfolios (including loans and mortgage-backed securities held for sale) as of the dates indicated:


                                                                                  June 30,
                                 ----------------------------------------------------------------------------------------
                                        1995                   1994                   1993                 1992
                                 -----------------     ---------------------   ---------------------  -------------------

                                 Amount    Percent     Amount      Percent     Amount      Percent    Amount      Percent

                                 ------    -------     -------     ---------   -------     ---------  -------    --------
                                                                (Dollars in Thousands)
LOAN PORTFOLIO
---------------------------
Conventional real estate
 mortgage loans:
  Loans on existing
   properties -
  Single-family residential     $3,256,172    60.6%    $2,814,748    57.0%     $2,520,264    58.5%     $2,359,988    59.7%
  Multi-family residential          33,338      .6         43,379      .9          60,935     1.4          75,233     1.9
  Land                               7,257      .1          9,080      .2           9,322      .2          10,356      .3
  Commercial real estate           167,800     3.1        185,213     3.8         237,656     5.5         256,303     6.5
                                ----------     ---     ----------    ----      ----------   -----       ---------    ----
    Total                        3,464,567    64.4      3,052,420    61.9       2,828,177    65.6       2,701,880    68.4
  Construction loans -
  Single-family residential         10,544      .2            363      --             492      --           4,842      .1
  Multi-family residential             380      --             --      --              --      --              --      --
  Land                               1,600      --          1,640      --              --      --           1,581      --
  Commercial real estate             3,995      .1             --      --              --      --           4,810      .1
                                ----------     ---     ----------    ----      ----------   -----       ---------    ----
     Total                          16,519      .3          2,003      --             492      --          11,233      .2

FHA and VA loans                   336,639     6.3        393,149     8.0         454,536    10.6         353,312     9.0
Mortgage-backed securities       1,321,018    24.6      1,293,807    26.2         887,741    20.6         762,452    19.3
                                ----------     ---     ----------    ----      ----------   -----       ---------    ----
     Total real estate
      loans                      5,138,743    95.6      4,741,379    96.1       4,170,946    96.8       3,828,877    96.9
Consumer and other loans -
  Home improvement and
   other
     consumer loans                224,589     4.2        183,859     3.7         124,602     2.9         110,139     2.8
  Savings account loans              9,087      .2          8,312      .2           7,753      .2           8,574      .2
  Other loans                           --      --          1,322      --           3,696      .1           3,845      .1
                                ----------     ---     ----------    ----      ----------   -----       ---------    ----
     Total consumer and
      other loans                  233,676     4.4        193,493     3.9         136,051     3.2         122,558     3.1
                                ----------     ---     ----------    ----      ----------   -----       ---------    ----
Total loans                     $5,372,419   100.0%    $4,934,872   100.0%     $4,306,997   100.0%     $3,951,435   100.0%
                                ==========   =====     ==========   =====      ==========   =====       =========   =====


                                                  June 30,
                                          ---------------------
                                                   1991
                                          ----------------------
                                          Amount         Percent
                                          -------        --------
                                          (Dollars in Thousands)
LOAN PORTFOLIO
---------------------------
Conventional real estate
 mortgage loans:
  Loans on existing
   properties -
  Single-family residential                 $2,033,037     54.0%
  Multi-family residential                      73,684      2.0
  Land                                           9,695       .3
  Commercial real estate                       295,975      7.9
                                            ----------    -----
    Total                                    2,412,391     64.2
  Construction loans -
  Single-family residential                     15,957       .4
  Multi-family residential                          --       --
  Land                                           2,480       .1
  Commercial real estate                         8,774       .2
                                            ----------    -----
     Total                                      27,211       .7

FHA and VA loans                               205,318      5.4
Mortgage-backed securities                     979,601     26.0
                                            ----------    -----
     Total real estate
      loans                                  3,624,521     96.3
Consumer and other loans -
  Home improvement and
   other
     consumer loans                            116,947      3.2
  Savings account loans                          8,715       .2
  Other loans                                   12,170       .3
                                            ----------    -----
     Total consumer and
      other loans                              137,832      3.7
                                            ----------    -----
Total loans                                 $3,762,353    100.0%
                                            ==========    =====


                            (Continued on next page)

------------------------------------------

                                                                        June 30,
                             ---------------------------------------------------------------------------------------
                                     1995                  1994                   1993                  1992
                             --------------------  ---------------------  --------------------  --------------------
                               Amount    Percent     Amount     Percent     Amount    Percent     Amount     Percent
                               ------    -------     ------     --------    ------    -------     ------     -------
                                                                         (Dollars in Thousands)

Balance forward of total
 loans                       $5,372,419    100.0%  $4,934,872     100.0%  $4,306,997    100.0%  $3,951,435     100.0%
                                           =====                  =====                 =====                  =====
Less:
  Unamortized discounts,
   net
     of premiums                  8,164                12,713                 (4,941)              (17,290)
  Deferred loan fees, net        (2,495)               (1,505)                (6,826)               (8,033)
  Loans in process               (6,263)               (2,922)                (1,194)               (1,121)
  Allowance for loan losses     (46,567)              (42,926)               (45,106)              (48,964)
  Allowance for losses on
   mortgage-
     backed securities (1)       (1,837)               (1,860)                (1,890)               (2,007)
                             ----------            ----------                -------               -------
Loan portfolio               $5,323,421            $4,898,372             $4,247,040            $3,874,020
                             ==========            ==========             ==========            ==========

                                       June 30,
                                   -----------------
                                         1991
                                   ------    -------
                                   Amount    Percent
                                   ------    -------


Balance forward of total
 loans                           $3,762,353    100.0%
                                               =====
Less:
  Unamortized discounts,
   net
     of premiums                    (37,436)
  Deferred loan fees, net            (6,573)
  Loans in process                   (3,670)
  Allowance for loan losses         (53,142)
  Allowance for losses on
   mortgage-
     backed securities (1)               --
                                 ----------
Loan portfolio                   $3,661,532
                                 ==========

(1) During fiscal year 1992, certain adjustable-rate single-family residential loans acquired through the bulk purchased loan restructuring process during fiscal years 1992 and 1991 were securitized through a privately issued mortgage pool placement. Accordingly, the estimated allowance amount has been provided for the potential credit risk associated with this private placement.

For additional information regarding the Corporation's loan portfolio and mortgage-backed securities, see Notes to the Consolidated Financial Statements in the Annual Report.

The table below sets forth the geographic distribution of the Corporation's total real estate loan portfolio (including loans held for sale and before any reduction for unamortized discounts (net of premiums), undisbursed loan proceeds, deferred loan fees and allowance for loan losses) as of the dates indicated:



                                                                    June 30,
                  ------------------------------------------------------------------------------------------------------------
                     1995                  1994                  1993                  1992                  1991
                  ----------            ----------            ----------            ----------            ----------
     State          Amount    Percent     Amount    Percent     Amount    Percent     Amount    Percent     Amount    Percent
----------------  ----------  --------  ----------  --------  ----------  --------  ----------  --------  ----------  --------
                                                       Dollars in Thousands)
                                                   ----------------------------

Nebraska          $  835,050     21.9%  $  767,937     22.3%  $  654,788     19.9%  $  403,062     13.1%  $  357,582     13.5%
Colorado             728,333     19.1      731,016     21.2      767,123     23.4      647,327     21.1      671,408     25.4
Texas                208,814      5.5      171,755      5.0      177,486      5.4      176,755      5.8      156,296      5.9
Georgia              202,331      5.3      210,299      6.1      241,286      7.3      303,321      9.9       21,380       .8
Oklahoma             186,755      4.9      133,285      3.9       88,786      2.7       74,198      2.4       35,660      1.3
Missouri             172,855      4.5      156,622      4.5      195,911      6.0      247,796      8.1      532,913     20.2
New Jersey           119,223      3.1      110,267      3.2       38,027      1.2       42,685      1.4           --      -.-
Virginia             111,081      2.9       81,290      2.3       67,821      2.1       47,849      1.6        8,895       .3
Maryland             100,762      2.6       76,333      2.2       69,735      2.1       77,767      2.5        3,524       .1
Florida               99,991      2.6       92,531      2.7       96,760      2.9       95,249      3.1       61,766      2.3
Connecticut           79,482      2.1       80,948      2.3       85,204      2.6       92,321      3.0       11,912       .5
Kansas                78,790      2.1       77,709      2.3       82,521      2.5       93,490      3.0      120,283      4.6
Illinois              76,041      2.0       54,371      1.6       65,312      2.0       88,991      2.9      112,069      4.2
Iowa                  70,474      1.9       65,273      1.9       65,418      2.0       35,560      1.2       25,681      1.0
California            64,487      1.7       70,052      2.0       82,765      2.5      112,315      3.7      109,758      4.2
Arizona               63,288      1.7       60,895      1.8       77,248      2.4       84,366      2.8       79,259      3.0
Pennsylvania          53,234      1.4       43,223      1.3       30,372       .9       38,716      1.3        5,269       .2
Washington            48,189      1.3       40,558      1.2       37,294      1.1       29,057      1.0       15,460       .6
Ohio                  47,421      1.2       36,894      1.1       14,082       .4        9,090       .3       11,140       .4
Michigan              45,784      1.2       46,119      1.3       10,233       .3       11,315       .3       11,044       .4
Massachusetts         43,734      1.1       16,506       .5        5,007       .1        4,816       .2        4,318       .2
New York              39,409      1.0       27,700       .8       13,014       .4       16,725       .5       17,658       .7
Alabama               38,147      1.0       38,604      1.1       43,126      1.3       53,700      1.8       73,149      2.8
Minnesota             32,780       .9       23,233       .7       30,683       .9       16,695       .5       16,258       .6
South Carolina        25,402       .7       27,163       .8       13,792       .4       15,451       .5        5,129       .2
Indiana               25,048       .7       13,645       .4        7,548       .2        6,082       .2        3,362       .1
North Carolina        23,260       .6       19,683       .6       20,404       .6       22,277       .7        3,674       .1
Tennessee             22,709       .6       20,434       .6       24,256       .7       31,831      1.0       28,974      1.1
Other States         174,851      4.4      153,227      4.3      177,203      5.7      187,618      6.1      141,099      5.3
                  ----------    -----   ----------    -----   ----------    -----   ----------    -----   ----------    -----
                  $3,817,725    100.0%  $3,447,572    100.0%  $3,283,205    100.0%  $3,066,425    100.0%  $2,644,920    100.0%
                  ==========    =====   ==========    =====   ==========    =====   ==========    =====   ==========    =====

     The following table presents the composition of the Corporation's total real estate portfolio (including loans held for sale and before any reduction for unamortized discounts (net of premiums), undisbursed loan proceeds, deferred loan fees and allowance for loan losses) by state and property type at June 30, 1995:

                          Residential    Multi-    Land    Commercial                            % of
State                      1-4 Units     Family    Loans      Loans      FHA/VA       Total     Total
------------------------  ------------  --------  -------  -----------  ---------  -----------  ------
                                                      (Dollars in Thousands)
                                                     ------------------------

     Nebraska              $  745,716   $ 7,905   $  181     $ 30,947   $ 50,301   $  835,050    21.9%
     Colorado                 591,469    13,421    8,675       89,065     25,703      728,333    19.1
     Texas                    170,161     9,730       --        4,260     24,663      208,814     5.5
     Georgia                  186,613        --       --        3,232     12,486      202,331     5.3
     Oklahoma                 159,232       945        1        5,808     20,769      186,755     4.9
     Missouri                 150,180       546       --           --     22,129      172,855     4.5
     New Jersey               117,851        --       --           --      1,372      119,223     3.1
     Virginia                  93,885        --       --           --     17,196      111,081     2.9
     Maryland                  90,447        --       --           --     10,315      100,762     2.6
     Florida                   67,252        --       --       16,746     15,993       99,991     2.6
     Connecticut               79,368        --       --           --        114       79,482     2.1
     Kansas                    59,637        --       --        1,498     17,655       78,790     2.1
     Illinois                  61,637        --       --           --     14,404       76,041     2.0
     Iowa                      55,343     1,151       --        1,049     12,931       70,474     1.9
     California                52,773        20       --        6,717      4,977       64,487     1.7
     Arizona                   50,996        --       --           --     12,292       63,288     1.7
     Pennsylvania              51,560        --       --           --      1,674       53,234     1.4
     Washington                40,686        --       --           --      7,503       48,189     1.3
     Ohio                      40,381        --       --           --      7,040       47,421     1.2
     Michigan                  44,018        --       --           --      1,766       45,784     1.2
     Massachusetts             43,456        --       --           --        278       43,734     1.1
     New York                  37,963        --       --          726        720       39,409     1.0
     Alabama                   28,144        --       --        2,516      7,487       38,147     1.0
     Minnesota                 27,098        --       --           --      5,682       32,780      .9
     South Carolina            21,811        --       --           --      3,591       25,402      .7
     Indiana                   20,137        --       --           --      4,911       25,048      .7
     North Carolina            17,732        --       --           --      5,528       23,260      .6
     Tennessee                 16,636        --       --           --      6,073       22,709      .6
     Other States             144,534        --       --        9,231     21,086      174,851     4.4
                           ----------   -------   ------     --------   --------   ----------   -----
     Total                 $3,266,716   $33,718   $8,857     $171,795   $336,639   $3,817,725   100.0%
                           ==========   =======   ======     ========   ========   ==========   =====
     % of Total                  85.6%       .9%      .2%         4.5%       8.8%       100.0%
                           ==========   =======   ======     ========   ========   ==========


Contractual Principal Repayments.  The following table sets forth certain
---------------------------------
information at June 30, 1995, regarding the dollar amount of all loans and mortgage-backed securities maturing in the Corporation's portfolio based on contractual terms to maturity but does not include scheduled payments or an estimate of potential prepayments. Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less. Since prepayments significantly shorten the average life of mortgage loans and mortgage-backed securities, management believes that the following table will bear little resemblance to what will be the actual repayments of the loan and mortgage-backed securities portfolios. Loan balances have not been reduced for (i) unamortized discounts (net of premiums), undisbursed loan proceeds, deferred loan fees and allowance for loan losses or
(ii) nonperforming loans.


                                        Due During the Year Ended June 30,
                                        ---------------------------------

                                                    1997-       After
                                        1996        2000        2000    Total
                                    --------  ----------  ----------  ----------
Principal Repayments                              (In Thousands)
--------------------

REAL ESTATE LOANS:
  Single-family residential (1)
     Fixed-rate                     $ 66,572  $  347,632  $1,651,109  $2,065,313
     Adjustable-rate                  24,172     117,960   1,385,366   1,527,498
  Multi-family residential, land
    and commercial real estate
     Fixed-rate                       12,180      51,372      23,050      86,602
     Adjustable-rate                  23,756      98,024          13     121,793
                                    --------  ----------  ----------  ----------
                                     126,680     614,988   3,059,538   3,801,206
                                    --------  ----------  ----------  ----------

  Construction, adjustable-rate        1,097       5,486       9,936      16,519
                                    --------  ----------  ----------  ----------

MORTGAGE-BACKED SECURITIES:
     Fixed-rate                       33,751     140,959     307,182     481,892
     Adjustable-rate                  13,383      62,686     763,057     839,126
                                    --------  ----------  ----------  ----------
                                      47,134     203,645   1,070,239   1,321,018
                                    --------  ----------  ----------  ----------

CONSUMER AND OTHER LOANS:
     Fixed-rate                       44,253     161,265          --     205,518
     Adjustable-rate                  12,592      15,566          --      28,158
                                    --------  ----------  ----------  ----------
                                      56,845     176,831          --     233,676
                                    --------  ----------  ----------  ----------

PRINCIPAL REPAYMENTS                $231,756  $1,000,950  $4,139,713  $5,372,419
                                    ========  ==========  ==========  ==========

(1) Includes conventional mortgage loans, FHA and VA loans.

Scheduled contractual principal repayments do not reflect the actual maturities of such assets. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Corporation the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan rates. Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in the Annual Report.

The following table sets forth the amount of all loans and mortgage-backed securities due after June 30, 1996, which have fixed interest rates and those which have adjustable interest rates. Such loans and mortgage-backed securities have not been reduced for (i) unamortized discounts (net of premiums), undisbursed loan proceeds, deferred loan fees and allowance for loan losses or
(ii) nonperforming loans.



                                           Adjustable
                               Fixed-Rate     Rate       Total
                               ----------  ----------  ----------
                                         (In Thousands)
Real estate loans:
  Single-family residential    $1,998,741  $1,503,326  $3,502,067
  Multi-family residential,
     land and commercial           74,422      98,037     172,459
  Construction loans                   --      15,422      15,422
Mortgage-backed securities        448,141     825,743   1,273,884
Consumer and other loans          161,265      15,566     176,831
                               ----------  ----------  ----------
  Principal repayments due
     after June 30, 1996       $2,682,569  $2,458,094  $5,140,663
                               ==========  ==========  ==========


LOAN ORIGINATIONS
-----------------

Residential Loans.  The Corporation, through the Bank's branches and CFMC's
------------------
nationwide correspondent network, originates and purchases both fixed-rate and adjustable-rate mortgage loans secured by single-family units. Such residential mortgage loans are either (i) FHA/VA loans which qualify for sale in the form of securities guaranteed by GNMA, (ii) conventional mortgage loans which comply with the requirements for sale to, or conversion into securities issued by, FNMA or FHLMC ("conventional conforming loans") or (iii) mortgage loans which exceed the maximum loan amount allowed by FNMA or FHLMC, but which otherwise generally comply with FNMA and FHLMC loan requirements ("conventional nonconforming loans"). The Corporation originates substantially all conventional conforming loans or conventional nonconforming loans (collectively, "conventional loans") with loan-to-value ratios at or below 80.0% unless the borrower obtains private mortgage insurance, at the borrower's own expense, for the Corporation's benefit covering that portion of the loan in excess of 80.0% of the appraised value. Occasional exceptions to the 80.0% loan-to-value ratio for conventional loans are made for loans to facilitate the resolution of nonperforming assets.

Fixed-rate residential mortgage loans generally are originated with terms of 15 and 30 years and are amortized on a monthly basis with principal and interest due each month. Adjustable-rate residential mortgage loans generally are also originated with terms of 15 and 30 years. However, certain adjustable-rate loans contain provisions which permit the borrower, at the borrower's option, to convert at certain periodic intervals over the life of the loan to a long-term fixed-rate loan. The adjustable-rate loans currently have interest rates which are scheduled to adjust at six, 12, 24 or 36 month intervals based upon various indices, including the Treasury Constant Maturity Index or the Eleventh District Federal Home Loan Bank Board Cost of Funds Index. The amount of any such interest rate increase is limited to one or two percentage points annually and four to six percentage points over the life of the loan. Certain adjustable-rate loans are also offered which have interest rates fixed over annual periods ranging from two through seven years, and also ten year loans, with such loans repricing annually after the fixed interest-rate term. In order to encourage public acceptance of adjustable-rate loans, such loans are currently offered at initial rates below the fully indexed rate, which is a common practice in the Corporation's market area.

In prior years, the Corporation provided interim construction financing for single-family dwellings. Currently, the Corporation is not actively pursuing construction loans, but will provide interim construction financing that will be tied to permanent real estate mortgage loans. Management expects construction lending to increase over fiscal year 1995, although not significantly. During fiscal years 1995 and 1994, the Corporation originated $10.9 million and $470,000, respectively, of residential construction loans. There were no construction loans originated in fiscal year 1993.

Commercial Real Estate and Land Loans.  The Corporation originated commercial
--------------------------------------
real estate loans totaling $7.3 million, $12.8 million and $14.8 million, respectively, during fiscal years 1995, 1994 and 1993. Substantially all commercial real estate loan originations for fiscal years 1993 and 1994 consisted of loans made to borrowers on purchases of commercial real estate property previously foreclosed.

Commercial real estate lending may entail significant additional risks compared with residential real estate lending. These additional risks are due to larger loan balances which are more sensitive to economic conditions, business cycle downturns and construction related risks. See "Asset Quality" herein.

The payment of principal and interest due on the Corporation's commercial real estate loans is substantially dependent upon the performance of the projects securing such loans. As an example, to the extent that the occupancy and rental rates are not high enough to generate the income necessary to make such payments, the Corporation could experience an increased rate of delinquency and could be required either to declare such loans in default and foreclose upon such properties or to make concessions on the terms of the repayment of such loans.

The aggregate amount of loans which a federal savings institution may make on the security of liens on nonresidential real property may not exceed 400.0% of the institution's total risk-based capital as determined under current regulatory capital standards. Such limitation totaled approximately $1.423 billion at June 30, 1995. This restriction has not and is not expected to materially affect the Corporation's business.

Consumer Loans.  Federal regulations permit federal savings institutions to make
---------------
secured and unsecured consumer loans up to 30.0% of an institution's total regulatory assets. In addition, a federal savings institution has lending authority above the 30.0% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and savings account secured loans. During fiscal years 1995, 1994 and 1993, the Corporation originated $158.3 million, $156.3 million and $109.1 million, respectively, of consumer loans. Consumer loans originated by the Corporation are primarily second mortgage loans, loans to depositors on the security of their savings accounts and loans secured by automobiles. The Corporation increased its secured consumer lending activities beginning fiscal year 1994 to meet its customers' financial needs and will continue to emphasize such lending activities in the future.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.
Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Corporation, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral.

Commercial Business Loans.  Federal savings institutions are authorized to make
--------------------------
secured or unsecured commercial, corporate, business or agricultural loans up to 10.0% of total regulatory assets. The Corporation had no commercial business and corporate loans at June 30, 1995. Currently, the Corporation does not originate any new commercial business loans.

Bulk Loan Purchases.  Between January 1991 and June 30, 1992, as part of its
--------------------
balance sheet restructuring, the Corporation purchased 71 whole loan packages, the majority of which was from the RTC, comprised of 46,500 loans primarily collateralized by single-family residential properties with principal balances aggregating $2.5 billion. These purchased loans had a weighted average yield of 8.71%. At June 30, 1995, 1994 and 1993, the aggregate principal balance of these bulk purchased loans associated with such restructuring was $701.9 million, $868.0 million and $1.3 billion, respectively.

To supervise and coordinate the residential loan purchase program, the management of the Corporation established a loan purchase committee responsible for identifying the loan packages to review, directing the loan review process, preparing the bid or rejecting the package, facilitating the purchase and transfer of loan servicing and coordinating the put back process as necessary. Management established specific guidelines to define the types of loans management would consider for purchase, and established internal standards for underwriting and documentation for loan purchases. Management implemented procedures to analyze the credit and servicing risks of a loan package and the expected return of the loan package. Based upon both a review and analysis of the information provided by the seller with respect to each loan package and management's own due diligence review of a certain percentage (usually 5.0% to 10.0%) of the loans within a loan package, management established specific estimated allowance amounts which were allocated from the discount amounts on the loan packages. At June 30, 1995, 1994 and 1993, $15.3 million, $17.3 million and $22.3 million, respectively, of the discount amount relating to these purchased loans was allocated to an estimated allowance amount for potential credit risk associated with such bulk purchased loans. These allowances are available to absorb losses associated with the respective purchased loan packages, and are not available to absorb losses from other loans.

The loan purchase agreements generally provided for a 30-to-90 day period after purchase and delivery of the loan in which to identify and put back loans which did not conform to legal documentation presented by the seller. In addition, the loan purchase agreements contained representations and warranties concerning the loans in the package generally warranting, at a minimum, as of the date of sale of the loans, the accuracy of information previously disclosed by seller, and the validity, enforceability, and first lien status of the loans and the delinquency or current payment status of the loans. The Corporation's right to enforce remedies for breach of representations or warranties was generally not limited in duration except as measured from the time that a breach is discovered. Substantially all of the obligations of sellers in RTC loan sales are guaranteed by the RTC in its corporate capacity. At June 30, 1995, 1994 and 1993, $17.8 million, $17.5 million and $18.1, respectively, of these purchased loans were past due 90 days or more.

To the extent opportunities to make similar bulk purchases of loans become available, the Corporation will consider making such purchases in the future. The Corporation also purchases loans from its correspondent network and will continue to do so in the future. During fiscal years 1995, 1994 and 1993, the Corporation purchased $461.3 million, $545.8 million and $186.8 million, respectively, of other loan packages not associated with the aforementioned restructuring efforts.

Loan Sales.  In addition to originating loans for the Bank's portfolio, the
-----------
Corporation, through its mortgage banking subsidiary, participates in secondary mortgage market activities by selling whole and securitized loans to institutional investors or other financial institutions with the Corporation generally retaining the right to service such loans. Substantially all of the Corporation's secondary mortgage market activity is with GNMA, FNMA and FHLMC. Conventional conforming loans are either sold for cash as individual whole loans to FNMA or FHLMC, or pooled in exchange for securities issued by FNMA or FHLMC which are then sold to investment banking firms.

FHA/VA loans are originated or purchased by the Corporation's mortgage banking subsidiary and, either are retained for the Corporation's real estate loan portfolio, or are pooled to form GNMA securities which are subsequently sold to investment banking firms, or are sold to the Bank and retained in the Corporation's mortgage-backed securities held for investment portfolio.

During fiscal years 1995, 1994 and 1993, the Corporation sold an aggregate of $405.7 million, $691.9 million and $407.4 million, respectively, in mortgage loans resulting in net losses of $596,000, $392,000 and $352,000, respectively, in such fiscal years. Of the amount of mortgage loans sold during fiscal year 1995, $404.9 million were sold in the secondary market, of which 92.5% were converted into GNMA securities, 7.4% were sold directly to FNMA or FHLMC for cash or were exchanged for securities issued by FNMA or FHLMC, and the remaining were sold to other institutional investors. At June 30, 1995, the carrying value of loans held for sale totaled $36.4 million.

Mortgage loans are generally sold in the secondary mortgage market without recourse to the Corporation in the event of borrower default, subject to certain limitations applicable to VA loans. Historical losses realized by the Corporation as a result of limitations applicable to VA loans have been immaterial on an annual basis. However, in connection with a 1987 acquisition of a financial institution, the Bank assumed agreements providing for recourse in the event of default on obligations transferred in connection with sales of certain securities by such institution. At June 30, 1995, the remaining balance of such loans sold with recourse totaled $49.7 million.

Set forth below is a table showing the Corporation's loan and mortgage-backed securities activity for the fiscal years indicated:


                                              1995        1994        1993
                                              ----        ----        ----
                                                     (In Thousands)
LOANS ORIGINATED:
Real estate loans -
  Residential loans (1)                    $  182,804  $  548,291  $  630,493
  Construction loans                           10,862         470          --
  Commercial real estate and land loans         7,257      12,818      14,843
  Consumer loans                              158,330     156,333     109,113
                                           ----------  ----------  ----------
     Loans originated                      $  359,253  $  717,912  $  754,449
                                           ==========  ==========  ==========

LOANS PURCHASED:
Conventional mortgage loans -
  Residential loans                           603,635  $1,069,584  $  777,559
  Bulk loan purchases                         461,299     545,823     186,790
Mortgage-backed securities                     11,504     205,222     121,584
                                           ----------  ----------  ----------
     Loans purchased                       $1,076,438  $1,820,629  $1,085,933
                                           ==========  ==========  ==========

LOANS SECURITIZED:
Conventional mortgage loans securitized
  into mortgage-backed securities          $  137,936  $  468,564  $  222,457
                                           ==========  ==========  ==========

ACQUISITIONS:
Residential real estate                    $  101,067  $      771  $       --
Consumer loans                                 11,995      19,027          --
Mortgage-backed securities                     42,648          --          --
                                           ----------  ----------  ----------
     Loans from acquisitions               $  155,710  $   19,798  $       --
                                           ==========  ==========  ==========

LOANS SOLD:
Conventional mortgage loans                $  405,687  $  691,935  $  407,421
Mortgage-backed securities                     34,756      12,672          --
                                           ----------  ----------  ----------
     Loans sold                            $  440,443  $  704,607  $  407,421
                                           ==========  ==========  ==========


(1) Includes single-family and multi-family residential loans and FHA and VA loans. In addition, includes loans refinanced of $31,308, $329,438 and $453,224 for fiscal years 1995, 1994 and 1993, respectively.

Loan Servicing.  The Corporation, through its mortgage banking subsidiary,
---------------
services substantially all of the mortgage loans that it originates and purchases (whether retained for its own portfolio or sold in the secondary market), thereby generating ongoing loan servicing fees. The Corporation also periodically purchases mortgage servicing rights. At June 30, 1995, the Bank's mortgage banking subsidiary was servicing approximately 85,100 loans and participations for others with principal balances aggregating $4.6 billion, compared to 77,500 loans with principal balances totaling $4.0 billion at June 30, 1994. At June 30, 1995, adjustable-rate mortgage loans represented 30.4% of the aggregate dollar amount of loans in the servicing portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General," -- "Loan Servicing Fees" and -- "Note 23 - Segment Information" in the Annual Report for information pertaining to revenue from servicing loans for others.

Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow (impound funds) for payment of taxes and insurance, making inspections as required of the mortgage premises, collecting amounts due from delinquent mortgagors, supervising foreclosures in the event of unremedied defaults and generally administering the loans for the investors to whom they have been sold.

The Corporation receives fees for servicing mortgage loans for others, ranging generally from .25% to .50% per annum on the declining principal balances of the loans. The average service fee collected by the Corporation was .42% for fiscal year 1995 compared to .43% for fiscal year 1994. The Corporation's servicing portfolio is subject to reduction primarily by reason of normal amortization and prepayment of outstanding mortgage loans. In general, the value of the Corporation's loan servicing portfolio may also be adversely affected as mortgage interest rates decline and loan prepayments increase. It is expected that income generated from the Corporation's loan servicing portfolio also will decline in such an environment. This negative effect on the Corporation's income may be offset somewhat by a rise in origination and servicing fee income attributable to new loan originations, which historically have increased in periods of low mortgage interest rates. The weighted average mortgage loan note rate of the Corporation's servicing portfolio at June 30, 1995, was 7.76% compared to 7.55% at June 30, 1994.

At June 30, 1995, 95.0% of the Corporation's mortgage servicing portfolio for other institutions was covered by servicing agreements pursuant to the mortgage-backed securities programs of GNMA, FNMA and FHLMC. Under these agreements, the Corporation may be required to advance funds temporarily to make scheduled payments of principal, interest, taxes or insurance if the borrower fails to make such payments. Although the Corporation cannot charge any interest on such advance funds, the Corporation typically recovers the advances within a reasonable number of days upon receipt of the borrower's payment, or in the absence of such payment, advances are recovered through FHA insurance or VA guarantees or FNMA or FHLMC reimbursement provisions in connection with loan foreclosures. During fiscal year 1995, the average amount of funds advanced by the Corporation pursuant to servicing agreements was approximately $900,000.

In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 122 (SFAS No. 122), "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires that a mortgage banking enterprise capitalize the cost of rights to service loans for others that were acquired through either purchase or origination. The total cost of loans being sold should be allocated to the mortgage servicing rights and the loans based on their relative fair values. The mortgage servicing rights should be amortized in proportion to, and over the period of, estimated net servicing income and should be evaluated for impairment based on their fair value. The Corporation currently sells certain of its loan originations with servicing retained. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995, or effective as of July 1, 1996, for the Corporation. The effect of SFAS No. 122 is dependent, among other items, upon the volume and type of loans originated, the general levels of market interest rates and the rate of estimated loan prepayments. Management of the Corporation is currently reviewing the provisions of this statement to determine its implementation date and has not as of this date determined the effect of such implementation.

Interest Rates and Loan Fees.  Interest rates charged by the Corporation on its
-----------------------------
loans are primarily determined by secondary market yield requirements and competitive loan rates offered in its lending areas. Nebraska and Oklahoma law do not provide an interest rate limitation on loans secured by real estate, however, such states do impose various limitations on the interest rate which may be charged on installment and personal loans made to non-corporate borrowers. Generally, interest rates on these loans are limited to 19.0% per annum by Nebraska law and 21.0% by Oklahoma law, although loans in excess of $25,000 and $45,000 in Nebraska and Oklahoma, respectively, are not subject to any interest rate limitation. Colorado statutory usury limitations prohibit the Corporation from contracting for payment by the debtor of any loan finance charge in excess of a 45.0% annual percentage rate when the loan is secured by a first lien against real estate or is for a business or commercial purpose. Colorado usury limitations also restrict the Corporation for all other loans, excluding business or commercial purpose loans, from contracting for payment by the debtor of any loan finance charge in excess of a 21.0% annual percentage rate. Kansas law limits the interest rate on fixed-rate non-business loans secured by real estate to an index based on FHLMC securities, while interest rates imposed on variable rate mortgages are generally not limited. Kansas law imposes various interest rate limitations on consumer loans of $25,000 or less which are generally limited to 18.0% per annum.

In addition to interest earned on loans, the Corporation receives loan origination fees for originating certain loans. These fees are a percentage of the principal amount of the mortgage loan and are charged to the borrower.

Loan Commitments.  At June 30, 1995, the Corporation had issued commitments of
-----------------
$84.0 million, excluding undisbursed portion of loans in process, to fund and purchase loans. These commitments are expected to settle within four months following June 30, 1995. These outstanding loan commitments to extend credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation anticipates that normal amortization and prepayments of loan and mortgage-backed security principal will be sufficient to fund these loan commitments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Annual Report.

Collection Procedures.  If a borrower fails to make required payments on a loan,
----------------------
the Corporation generally will take immediate action to satisfy its claim against the security for the loan. If a delinquency cannot otherwise be cured, the Corporation records a notice of default and commences foreclosure proceedings. When a trustee sale is held, the Corporation generally acquires title to the property. The property may then be sold for cash or with financing conforming to normal loan requirements, or it may be sold or financed with a "loan to facilitate" involving terms more favorable to the borrower than those permitted by applicable regulations for new loans.

ASSET QUALITY
-------------

Nonperforming Assets.  Loans are reviewed on a regular basis and are placed on a
---------------------
nonaccruing status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on a nonaccruing status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on nonaccruing status is charged against interest income. Subsequent payments are applied to the outstanding principal balance until such time as the loan is removed from nonaccruing status.

Real estate acquired by the Corporation as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. Such property is stated at the lower of cost or fair value, minus estimated costs to sell. Valuation allowances for estimated losses on real estate are subsequently provided when the carrying value exceeds the fair value minus estimated costs to sell the property.

In certain circumstances the Corporation does not immediately foreclose when a delinquency is not cured promptly, particularly when the borrower does not intend to abandon the collateral, since by not foreclosing the risk of ownership would still be retained by the borrower. The evaluation of borrowers and collateral may involve determining that the most economic way to reduce the Corporation's risk of loss may be to allow the borrower to remain in possession of the property and to restructure the debt as a troubled debt restructuring. In these circumstances, the Corporation would strive to ensure that the borrower's continued participation in and management of the collateral does not put the Corporation at further risk of loss. In situations in which the borrower is not performing under the restructured terms, foreclosure proceedings are commenced when legally allowable.

A troubled debt restructuring is a loan on which the Corporation, for reasons related to the debtor's financial difficulties, grants a concession to the debtor, such as a reduction in the loan's interest rate, a reduction in the face amount of the debt, or an extension of the maturity date of the loan, that the Corporation would not otherwise consider.

The Corporation's nonperforming assets totaling $58.4 million decreased by $5.6 million, or 8.8%, at June 30, 1995, compared to June 30, 1994, primarily as a result of net decreases of $3.0 million in troubled debt restructurings, $1.7 million in nonperforming loans and $894,000 in real estate.

The following table sets forth information with respect to the Bank's nonperforming assets at June 30 as follows:


                                             1995      1994      1993      1992       1991
                                             ----      ----      ----      ----       ----
                                                         (Dollars in Thousands)
Loans accounted for on a
  nonaccruing basis: (1)
  Real estate -
     Residential                           $28,002   $25,516   $28,990   $ 32,002   $ 13,028
     Commercial                                773     5,228     1,377     11,937     13,299
  Consumer                                     442       192       120         70        112
                                           -------   -------   -------   --------   --------
       Total                                29,217    30,936    30,487     44,009     26,439
                                           -------   -------   -------   --------   --------
  Accruing loans which are
     contractually past
     due 90 days or more -                      --        --        --         --         --
                                           -------   -------   -------   --------   --------
Total nonperforming loans                   29,217    30,936    30,487     44,009     26,439
                                           -------   -------   -------   --------   --------
Real estate: (2)
  Commercial                                 8,795     9,808    16,721     45,799     75,395
  Residential                                3,383     3,264     5,169      6,625     17,770
                                           -------   -------   -------   --------   --------
       Total                                12,178    13,072    21,890     52,424     93,165
                                           -------   -------   -------   --------   --------
Troubled debt restructurings: (3)
  Commercial                                15,708    18,445    38,828     39,283     64,328
  Residential                                1,294     1,580     2,164      3,233      3,764
                                           -------   -------   -------   --------   --------
       Total                                17,002    20,025    40,992     42,516     68,092
                                           -------   -------   -------   --------   --------
Nonperforming assets                       $58,397   $64,033   $93,369   $138,949   $187,696
                                           =======   =======   =======   ========   ========

Nonperforming loans to total loans (4)         .72%      .85%      .89%      1.38%       .95%
Nonperforming assets to total assets           .98%     1.16%     1.92%      2.99%      3.70%
-----------------------------------------  -------   -------   -------   --------   --------

Allowance for loan losses:
  Other loans                              $31,287   $25,605   $22,835   $ 19,233   $ 20,866
  Bulk purchased loans (5)                  15,280    17,321    22,271     29,731     32,276
                                           -------   -------   -------   --------   --------
       Total                               $46,567   $42,926   $45,106   $ 48,964   $ 53,142
                                           =======   =======   =======   ========   ========
Allowance for bulk purchased loan
  losses to bulk purchased loans (5)          2.18%     2.00%     1.69%      1.89%      2.68%
Allowance for loan losses
  (other loans) to total loans
  (less bulk purchased loans)                  .93%      .92%     1.09%      1.19%      1.32%
Allowance for loan losses
  to total loans (4)                          1.15%     1.18%     1.32%      1.54%      1.91%
Allowance for loan losses
  to total nonperforming assets              79.74%    67.04%    48.31%     35.24%     28.31%
Allowance for loan losses (other loans)
  to total nonperforming loans (less
  nonperforming bulk purchased
  loans) (6)                                275.03%   189.86%   184.88%     73.04%     85.48%


                            (Continued on next page)

(1) During fiscal years 1995, 1994 and 1993, the Corporation did not record any interest income on these nonaccruing loans. Had these loans been current in accordance with their original terms and outstanding throughout this fiscal year or since origination, the Corporation would have recorded gross interest income on these loans of $1.9 million, $2.0 million and $2.0 million, respectively.

(2) Real estate as a component of nonperforming assets does not include performing real estate held for investment, which totaled $4.2 million and $2.9 million, respectively, at June 30, 1995 and 1994. At June 30, 1993, there was no performing real estate held for investment.

(3) During fiscal years 1995, 1994 and 1993, the Bank recognized interest income on these loans classified as troubled debt restructurings aggregating $1.5 million, $1.8 million and $3.9 million, respectively, whereas under their original terms the Bank would have recognized interest income of $1.6 million, $1.9 million and $4.6 million, respectively. At June 30, 1995, the Bank had no material commitments to lend additional funds to borrowers whose loans were subject to troubled debt restructuring.

(4) Based on the total balance of loans receivable (before any reduction for unamortized discounts (net of premiums), undisbursed loan proceeds, deferred loan fees and allowance for loan losses) at the respective dates.

(5) Between January 1991 and June 30, 1992, the Bank purchased $2.5 billion of primarily single-family residential whole loans (bulk purchased loans) at varying amounts of discounts that totaled $54.6 million in the aggregate through June 30, 1992. At June 30, 1995, 1994 and 1993, $15.3 million,
    $17.3 million and $22.3 million, respectively, of allowance for loan losses for bulk purchased loans, which had been allocated from the amount of net discounts associated with the Bank's purchase of these loans is included in the total allowance for loan losses to provide for the credit risk associated with these bulk purchased loans, which had balances of $701.9 million, $868.0 million and $1.3 billion, respectively, at June 30, 1995, 1994 and 1993. These allowances are available only to absorb losses associated with the respective bulk purchased loans, and are not available to absorb losses from other loans.

(6) Nonperforming bulk purchased loans approximating $17.8 million, $17.5 million and $18.1 million, respectively, at June 30, 1995, 1994 and 1993, and the allowance for loan losses associated with the total bulk purchased loans, have been excluded from this calculation since these allowances are not available to absorb the losses associated with other loans in the portfolio.


For a discussion of the major components of the $5.6 million decrease in nonperforming assets during the fiscal year ended June 30, 1995, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Provision for Loan Losses and Real Estate Operations" in the Annual Report.

The geographic concentration of nonperforming loans at June 30 was as follows:


State                     1995     1994     1993     1992     1991
-----                    -------  -------  -------  -------  -------
                                       (In Thousands)
Texas                    $ 3,561  $ 4,317  $ 3,222  $ 3,189  $ 1,764
Georgia                    2,559    2,355    3,273    2,870       53
Colorado                   2,191    4,163    2,260   10,078   13,311
Nebraska                   2,037    1,551    2,237    3,607    2,700
Missouri                   1,864    1,689    2,334    2,991      359
California                 1,842    2,986    2,309    4,377      511
New Jersey                 1,680    1,361      793      551      571
Florida                    1,553    1,148    1,268    2,355       --
Illinois                   1,234    1,457    1,976    1,835      218
Oklahoma                   1,019      472      609    1,189      289
New York                     855      407      366      189       --
Washington                   745      841      465      376       --
Maryland                     743      613       --      105       --
Pennsylvania                 715      823      967      388       13
Connecticut                  643       37      385      594       --
Arizona                      539      569    2,061    2,894      314
North Carolina               455      237      220      178       --
Virginia                     446      790      552      332       --
Indiana                      411      145      113        9       --
Kansas                       389      761    1,156    1,422    3,820
Other states               3,736    4,214    3,921    4,480    2,516
                         -------  -------  -------  -------  -------
  Nonperforming loans    $29,217  $30,936  $30,487  $44,009  $26,439
                         =======  =======  =======  =======  =======

Nonperforming loans at June 30, 1995, consisted of 780 loans with an average balance of $37,458. Nonperforming loans totaling $29.2 million at June 30, 1995, consisted of $773,000 (3 loans) collateralized by commercial real estate, $28.0 million (661 loans) collateralized by residential real estate and $442,000 (116 loans) of consumer loans.

The geographic concentration of nonperforming real estate at June 30 was follows:


State                            1995      1994      1993      1992      1991
-----                          --------  --------  --------  --------  --------
                                                (In Thousands)
Colorado                       $ 6,823   $ 4,027   $ 8,871   $17,390   $38,780
Nebraska                         5,770     6,868     8,241     8,727    11,230
Texas                              999       801     1,337    12,970    22,071
Georgia                            391     1,348     1,016       561        --
Oklahoma                           326       351       362       555     1,435
Pennsylvania                       280        90        --        --        --
New Jersey                         262       219        --        --        --
Missouri                           197       115       551       535       612
Florida                            129       248       653     4,083     3,222
Iowa                               119        --        23        --        49
Tennessee                          109        64        --     1,979     6,767
California                          81     1,457     1,946     2,638     3,930
Kansas                              --        --     1,135     1,258     3,125
Other states                       624     1,484       774     3,674     7,146
Unallocated reserves            (3,932)   (4,000)   (3,019)   (1,946)   (5,202)
                               -------   -------   -------   -------   -------
  Nonperforming real estate    $12,178   $13,072   $21,890   $52,424   $93,165
                               =======   =======   =======   =======   =======

At June 30, 1995, total commercial real estate was $8.8 million (23 properties) or 72.2% of the $12.2 million in total nonperforming real estate (consisting of 97 properties), and the remaining $3.4 million (74 properties) consisted of residential real estate. The Bank's commercial real estate at June 30, 1995, is located primarily in Colorado and Nebraska.

Classification of Assets.  Savings institutions are required to review their
-------------------------
assets on a regular basis and, as warranted, classify them as "substandard," "doubtful," or "loss." Adequate general valuation allowances are required to be established for assets classified as substandard or doubtful. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. An asset which does not currently warrant classification as substandard but which possesses credit deficiencies or potential weaknesses deserving close attention is required to be designated as "special mention." In addition, a savings institution is required to set aside adequate valuation allowances to the extent that any affiliate possesses assets which pose a risk to the savings institution. The OTS has the authority to approve, disapprove or modify any asset classification or any amount established as an allowance pursuant to such classification. On the basis of managemental review of the Corporation's portfolio at June 30, 1995, the Corporation had $25.5 million in assets classified as special mention, $47.2 million in assets classified as substandard, no assets classified as doubtful and $307,000 in assets classified as loss. As required, specific valuation allowances have been established in an amount equal to 100.0% of all assets classified as loss. Substantially all nonperforming assets at June 30, 1995, are classified as either substandard or loss pursuant to applicable asset classification standards. Of the Corporation's loans which were not classified at June 30, 1995, there were no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

Loan and Real Estate Review Policy.  Management of the Corporation has the
-----------------------------------
responsibility of establishing policies and procedures for the timely evaluation of the credit risk in the Corporation's loan and real estate portfolios. Management is also responsible for the determination of all specific and general provisions for loan and real estate losses, taking into consideration a number of factors, including changes in the composition of the Corporation's loan portfolio and real estate balances, current economic conditions, including real estate market conditions in the Corporation's lending areas, that may affect the borrower's ability to make payments on loans, regular examinations by the Corporation's credit review group of the quality of the overall loan and real estate portfolios, and regular review of specific problem loans and real estate. See "Nonperforming Assets."

Management also has the responsibility of ensuring timely charge-offs of loan and real estate balances, as appropriate, when general and economic conditions warrant a change in the value of these loans and real estate. To ensure that credit risk is properly and timely monitored, this responsibility has been delegated to a credit review group which consists of key personnel of the Corporation knowledgeable in the specific areas of loan and real estate valuation.

The objectives of the credit review group are (i) to define the risk of collectibility of the Corporation's loans and the likelihood of liquidation of real estate and other assets and their book value, (ii) to identify problem assets at the earliest possible time, (iii) to assure an adequate level of allowances for possible losses to cover identified and anticipated credit risks,
(iv) to monitor the Corporation's compliance with established policies and procedures, and (v) to provide the Corporation's management with information obtained through the asset review process.

This credit review group analyzes all significant loans and real estate of the Corporation for appropriate levels of reserves on these assets based on varying degrees of loan or real estate value weakness. Accordingly, these types of loans and real estate are assigned a credit risk rating ranging from one (excellent) to six (loss). Loans and real estate with minimal credit risk (not adversely classified or with a credit risk rating of one to four) generally have general reserves established on the basis of the Corporation's historical loss experience. Loans and real estate adversely classified (classified substandard, loss or with a credit risk rating of five or six) generally have greater levels of general reserves similarly established on the basis of the Corporation's historical loss experience, as well as specific reserves established as applicable to recognize permanent declines in the value of loans or real estate.

It is management's responsibility to maintain a reasonable allowance for loan losses applicable to all categories of loans through periodic charges to operations. The Corporation employs a systematic methodology to determine the amount of general loan losses, in addition to specific valuation allowances, to be recorded as a percentage of the respective loan balances as follows:

                                                                                          General
                                                                                         Loan Loss
                   Type of Loan and Status                                              Percentage
                   -----------------------                                              ----------
          RESIDENTIAL REAL ESTATE LOANS:
               Current                                                                      .25%
               90 days delinquent (or classified substandard)                              7.50
          COMMERCIAL REAL ESTATE LOANS:
               Current                                                                     1.00
               Classified special mention                                                  2.00
               90 days delinquent (or classified substandard)                             10.00
          CONSTRUCTION LOANS:
               Current                                                                     1.00
               90 days delinquent                                                         12.50
          CONSUMER LOANS:
               Current                                                                      .50
               Classified substandard and 90 days delinquent                              20.00
               120 days delinquent                                                       100.00


As appropriate, management of the Corporation attempts to ensure that the Corporation's reserves are in general compliance with previously established regulatory examination guidelines.

Allowance for Losses on Loans.  The allowance for loan losses is based upon
------------------------------
management's continuous evaluation of the collectibility of outstanding loans, which takes into consideration such factors as changes in the composition of the loan portfolio and economic conditions that may affect the borrower's ability to pay, regular examinations by the Corporation's credit review group of specific problem loans and of the overall portfolio quality and real estate market conditions in the Corporation's lending areas. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Provision for Loan Losses and Real Estate Operations" in the Annual Report.

The Corporation's policy is to charge-off loans or portions thereof against the allowance for loan losses in the period in which loans or portions thereof are determined to be uncollectible. A majority of the Corporation's loans are collateralized by residential or commercial real estate. Therefore, the collectibility of such loans is susceptible to changes in prevailing real estate market conditions and other factors which can cause the fair value of the collateral to decline below the loan balance. When the Corporation records charge-offs on these loans, it also begins the foreclosure process of taking possession of the real estate which served as collateral for such loans. Recoveries of loan charge-offs generally occur only when the loan deficiencies are completely cured. Upon foreclosure and conversion of the loan into real estate owned, the Corporation may realize a credit to real estate operations through the disposition of such real estate when the sale proceeds exceed the value of the real estate.

Although management believes that the Corporation's allowance for loan losses is adequate to reflect the risk inherent in its portfolios, there can be no assurance that the Corporation will not experience increases in its nonperforming assets, that it will not increase the level of its allowances in the future or that significant provisions for losses will not be required based on factors such as deterioration in market conditions, changes in borrowers' financial conditions, delinquencies and defaults. In addition, regulatory agencies review the adequacy of the allowance for losses on loans on a regular basis as an integral part of their examination process. Such agencies may require additions to the allowance based on their judgments of information available to them at the time of their examination.

The following table sets forth the activity in the Bank's allowance for loan losses for the fiscal years ended June 30 as indicated:


                                       1995      1994      1993      1992       1991
                                     --------  --------  --------  ---------  ---------
                                                   (Dollars in Thousands)
Allowance for losses on
  loans at beginning of year         $42,926   $45,106   $48,964   $ 53,142   $ 24,099
                                     -------   -------   -------   --------   --------
Loans charged-off:
  Single-family residential             (903)     (774)   (1,097)    (1,542)    (4,109)
  Multi-family residential
     and commercial real estate         (842)   (2,083)   (1,264)    (6,098)    (6,394)
  Consumer                            (1,758)   (1,073)   (1,033)    (2,134)    (2,908)
                                     -------   -------   -------   --------   --------
     Loans charged-off                (3,503)   (3,930)   (3,394)    (9,774)   (13,411)
                                     -------   -------   -------   --------   --------

Recoveries:
  Single-family residential               64        71        --         --         --
  Multi-family residential
     and commercial real estate          815       164       857         --          6
  Consumer                               455       432       404        760      1,035
                                     -------   -------   -------   --------   --------
     Recoveries                        1,334       667     1,261        760      1,041
                                     -------   -------   -------   --------   --------
Net loans charged-off                 (2,169)   (3,263)   (2,133)    (9,014)   (12,370)

Provision charged to operations        6,033     6,033     5,735      7,381      9,137
                                     -------   -------   -------   --------   --------

Estimated allowance added
  for bulk purchased loans (1)         1,818        39       173     17,268     32,347
Change in estimate of allowance
  for bulk purchased loans (1)(2)     (1,705)   (4,357)   (5,334)   (18,728)       (49)
Charge off to allowance
  for bulk purchased loans(1)           (336)     (632)   (2,299)    (1,085)       (22)
                                     -------   -------   -------   --------   --------
Allowance for losses on loans
  at end of year                     $46,567   $42,926   $45,106   $ 48,964   $ 53,142
                                     =======   =======   =======   ========   ========

Ratio of net loans charged-off
  to average loans outstanding
  during the year                        .07%      .11%      .13%       .33%       .61%


(1) Between January 1991 and June 30, 1992, the Bank purchased $2.5 billion of primarily single-family residential whole loans (bulk purchased loans) at varying amounts of discounts that totaled $54.6 million in the aggregate through June 30, 1992. At June 30, 1995, 1994 and 1993, $15.3 million,
     $17.3 million and $22.3 million, respectively, of allowance for loan losses for bulk purchased loans, which had been allocated from the amount of net discounts associated with the Bank's purchase of these loans, was included in the total allowance for loan losses. Such bulk purchased loans had balances of $701.9 million, $868.0 million and $1.3 billion, respectively, at June 30, 1995, 1994 and 1993. These allowances are available only to absorb losses associated with the respective bulk purchased loans, and are not available to absorb losses from other loans.
(2) Consists of changes in estimates of allowance amounts for bulk purchased loans resulting from the securitization of these bulk purchased loans into mortgage-backed securities or from loan principal payoffs such that these allowance amounts either will be amortized into income as a yield adjustment over the respective remaining lives of the related mortgage-backed securities or accreted directly to interest income on payoffs of purchased loans.

INVESTMENT ACTIVITIES
---------------------

The Corporation is required by federal regulations to maintain average daily balances of liquid assets (defined as U.S. Treasury and other governmental agency obligations, cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage related securities with less than one year to maturity or subject to purchase within one year) equal to the monthly average of not less than a specified percentage (currently 5.0%) of its net withdrawable savings deposits plus short-term borrowings. The Corporation is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1.0%) of the total of net withdrawable savings accounts and borrowings payable in one year or less.

The Corporation's general policy is to invest primarily in short-term liquid assets in compliance with these regulatory requirements. As of June 30, 1995, the Bank had total average liquid assets of $356.8 million, which consisted of $21.6 million in cash, $2.4 million in federal funds and $332.8 million in agency-backed securities. The Corporation's liquidity and short-term liquidity ratios were 8.52% and 1.69%, respectively, at June 30, 1995. See "Regulation -- Liquidity Requirements." The Corporation's management objective is to maintain liquidity at a level sufficient to assure adequate funds, taking into account anticipated cash flows and available sources of credit, to allow future flexibility to meet withdrawal requests, to fund loan commitments and to make other investments. Such liquid funds are managed in an effort to produce the highest yield consistent with maintaining safety of principal and within regulations governing the thrift industry. In recent years, because of the uncertain nature of interest rates, the Corporation has deemed it prudent to purchase short-term securities. Due to the maturities on such funds, the yields tend to respond quickly to changes in the level of interest rates in the money market.

The following table sets forth the carrying value of the Corporation's investment securities held to maturity and short-term cash investments at June 30:



                                             1995      1994      1993
                                           --------  --------  --------
                                              (Dollars in Thousands)
Investment securities held to maturity:
  U.S. Treasury and other
   Government agency obligations           $294,187  $280,550  $246,990
  Obligations of states and
     political subdivisions                      --        --       806
  Other securities                               50        50        50
                                           --------  --------  --------
     Total investment
      securities held to maturity           294,237   280,600   247,846
Cash on deposit                               3,100       500     1,300
                                           --------  --------  --------
     Total Investments                     $297,337  $281,100  $249,146
                                           ========  ========  ========


The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Corporation's investment securities held to maturity at June 30, 1995:



                                  One Year         Over One Within     Over Five Within      More Than
                                  or Less             Five Years        Ten Years            Ten Years
                             ------------------   ------------------  -----------------  ------------------
                             Amortized  Average   Amortized  Average  Amortized  Average Amortized  Average
                               Cost      Yield      Cost     Yield     Cost     Yield     Cost      Yield
                             ---------  ------    ---------  -------  ---------  ------  ---------  -----
                                                      (Dollars in Thousands)
Investment securities held
 to maturity:
U.S. Treasury and other
  Government agency
   obligations                 $44,953     7.86%   $228,244   5.97%    $20,990   6.16%         --$   --%
Other securities                    --       --          50   5.75          --     --          --    --
                             ---------  -------    --------  -----   ---------  -----   ---------   ---
  Investment securities
   held to maturity            $44,953     7.86%   $228,294   5.96%    $20,990   6.16%         --$   --%
                             =========  =======    ========  =====   =========  =====   =========   ===


                                       Total
                               ----------------------------
                               Amortized   Market   Average
                               Cost      Value      Yield
                               -------  --------    -------

Investment securities held
 to maturity:
U.S. Treasury and other
  Government agency
   obligations                $294,187  $291,601    6.27%
Other securities                    50        50    5.75
                             ---------  --------    ----
  Investment securities
   held to maturity           $294,237  $291,651    6.27%
                             =========  ========    ====

For further information regarding the Corporation's investment securities held to maturity, see Note 3 to the Notes to Consolidated Financial Statements in the Annual Report.

SOURCES OF FUNDS
----------------

General.  Deposits have historically been the major source of the Corporation's
--------
funds for lending and other investment purposes. In addition to deposits, the Corporation derives funds from principal and interest repayments on loans and mortgage-backed securities, sales of loans, FHLB advances, prepayment and maturity of investment securities, and other borrowings. Also, during fiscal year 1993, net proceeds totaling approximately $75.8 million from common stock and subordinated debt offerings were another significant source of funds.

The Corporation has considered, and anticipates that it will in the future continue to consider, possible mergers with and acquisitions of other selected financial institutions. During fiscal year 1995 the Corporation consummated the acquisitions of Home Federal and Provident, and entered into a merger agreement with Railroad. In addition, on August 15, 1995, the Bank entered into a merger agreement with Conservative. See Notes 2 and 27 to the Consolidated Financial Statements for additional information on these completed and pending acquisitions. Such completed and proposed acquisitions present the Corporation with the opportunity to further expand its retail network over last fiscal year in the Oklahoma, Iowa, Kansas and Nebraska markets; and to increase its earnings potential by increasing its mortgage and consumer loan volumes funded by deposits which generally bear lower rates of interest than alternative sources of funds. The cash proceeds from the fiscal year 1994 deposit acquisitions allowed the Corporation to repay advances from the FHLB and to originate and purchase primarily single-family residential loans.


Deposits.  The Corporation's deposit strategy is to emphasize retail branch
---------
deposits by offering a variety of rates and deposit programs to satisfy customer needs. As such, during fiscal year 1995, NOW accounts increased $19.4 million, from $254.4 million at June 30, 1994, to $273.8 million at June 30, 1995. In addition, during fiscal year 1995 passbook accounts increased $69.9 million, from $468.3 million at June 30, 1994 to $538.2 million at June 30, 1995. Rates on deposits are priced based on investment opportunities as the Bank attempts to control the flow of funds in its deposit accounts according to its business objectives and the cost of alternative sources of funds.

Fixed-term, fixed-rate retail certificates are the primary sources of deposits for the Bank and at June 30, 1995, represented 72.7% of the Bank's total deposits compared to 71.9% and 74.2%, respectively, at June 30, 1994 and 1993. The Bank offers certificate accounts with terms ranging from one month to 120 months.

Total deposits increased $235.6 million during fiscal year 1995 from $3.356 billion at June 30, 1994, to $3.591 billion at June 30, 1995. This increase is primarily from the acquisitions of Provident and Home Federal with deposits of $58.1 million and $87.3 million, respectively. The additional amount of the increase is attributable to (i) this larger franchise base from such acquisitions the last two fiscal years which has broadened the Corporation's retail deposit base and (ii) to an increase in Colorado and Oklahoma deposits due to increased marketing efforts and product promotion.

The following table sets forth the balances and percentages of the various types of deposits offered by the Corporation at the dates indicated and the change in the dollar amount of deposits between such dates:


                                         June 30, 1995                               June 30, 1994                  June 30, 1993
                             ------------------------------------       ----------------------------------        ------------------

                                          % of          Increase                      % of       Increase                    % of
                              Amount    Deposits       (Decrease)       Amount      Deposits    (Decrease)        Amount   Deposits
                             --------   --------       ---------        ------     ---------    ----------        -------  --------
                                                                       (Dollars in Thousands)

Passbook accounts          $  538,207       15.0%     $ 69,899        $  468,308     13.9%       $255,507       $  212,801    8.9%
NOW accounts                  273,809        7.6        19,367           254,442      7.6          18,107          236,335    9.9
Market rate savings           169,892        4.7       (50,358)          220,250      6.6          51,845          168,405    7.0
Certificates of deposit     2,609,267       72.7       196,670         2,412,597     71.9         638,705        1,773,892   74.2
                           ----------      -----      --------        ----------    -----        --------       ----------  -----
  Total Deposits           $3,591,175      100.0%     $235,578        $3,355,597    100.0%       $964,164       $2,391,433  100.0%
                           ==========      =====      ========        ==========    =====        ========       ==========  =====

The following table shows the composition of average deposit balances and average rates for the fiscal years indicated.


                                             Year Ended June 30,
                            ------------------------------------------------------
                               1995               1994               1993
                            ----------         ----------         ----------
                             Average    Avg.    Average    Avg.    Average    Avg.
                             Balance    Rate    Balance    Rate    Balance    Rate
                            ----------  -----  ----------  -----  ----------  -----
        (Dollars in Thousands)

Passbook accounts           $  532,032  4.41%  $  290,293  2.93%  $  195,677  2.78%
NOW accounts                   262,882   .93      280,406   .96      260,651   .99
Market rate savings            197,365  3.31      185,073  2.76      181,985  2.97
Certificates of deposit      2,473,211  5.37    2,167,273  5.19    1,748,304  6.13
                            ----------  ----   ----------  ----   ----------  ----
Average deposit accounts    $3,465,490  4.77%  $2,923,045  4.40%  $2,386,617  5.06%
                            ==========  ====   ==========  ====   ==========  ====


The following table sets forth the Corporation's certificates of deposit (fixed maturities) classified by rates as of the dates indicated.


                                          June 30,
                             ----------------------------------
                                1995        1994        1993
                             ----------  ----------  ----------
                                       (In Thousands)
     Rate
---------------
Less than 3.00%              $   11,846  $   15,876  $   11,146
3.00% - 3.99%                    66,337     577,067     273,034
4.00% - 4.99%                   442,559     788,261     753,844
5.00% - 5.99%                   865,932     708,786     440,711
6.00% - 6.99%                   906,923     195,676     155,992
7.00% - 7.99%                   276,934      79,846      96,893
8.00% - 8.99%                    32,415      35,830      22,589
9.00% and over                    6,321      11,255      19,683
                             ----------  ----------  ----------
  Certificates of deposit    $2,609,267  $2,412,597  $1,773,892
                             ==========  ==========  ==========



The following table presents, the outstanding amount of certificates of deposit in amounts of $100,000 or more by time remaining until maturity as of the dates indicated.


Maturity Period                                    June 30,
---------------                           -------------------------
                                          1995       1994      1993
                                          ----       -----     ----
                                            (In Thousands)

Three months or less                     $ 62,771  $ 34,887  $ 35,921
Over three through six months              36,742    23,070    27,662
Over six through twelve months             35,079    44,339    39,244
Over twelve months                         63,027    64,391    33,465
                                         --------  --------  --------
  Total                                  $197,619  $166,687  $136,292
                                         ========  ========  ========


For further information regarding the Corporation's deposits, see Note 12 to the Notes to Consolidated Financial Statements in the Annual Report.

Borrowings.  The Corporation has also relied upon other borrowings, primarily
-----------
advances from the FHLB of Topeka, as additional sources of funds. Advances from the FHLB of Topeka are typically secured by the Corporation's stock in the FHLB, a portion of first mortgage real estate loans and mortgage-backed securities. The maximum amount of FHLB advances which the FHLB will advance for purposes other than meeting deposit withdrawals fluctuates from time to time in accordance with federal regulatory policies. The Corporation is required to maintain an investment in FHLB stock in an amount equal to the greater of 1.0% of the aggregate unpaid loan principal of the Corporation's loans secured by home mortgage loans, home purchase contracts and similar obligations, or 5.0% of advances from the FHLB to the Corporation. The Corporation is also required to pledge such stock as collateral for FHLB advances. In addition to this collateral requirement, the Corporation is required to pledge additional collateral which may be unencumbered whole residential first mortgages with an aggregate unpaid principal amount equal to 158.0% of the Corporation's total outstanding FHLB advances. Alternatively, the Corporation can pledge 90.0% of the market value of U.S. government or U.S. government agency guaranteed securities, including mortgage-backed securities, as collateral for the outstanding FHLB advances. Pursuant to this requirement, as of June 30, 1995, the Corporation had pledged a portion of its real estate loans and its FHLB stock of $97.1 million.

At June 30, 1995, the Corporation had advances totaling approximately $1.7 billion from the FHLB of Topeka at interest rates ranging from 4.61% to 10.75% and at a weighted average rate of 5.87%. At June 30, 1994, such advances from the FHLB totaled $1.5 billion at interest rates ranging from 4.27% to 12.00% and at a weighted average rate of 5.51%.

The Corporation also borrows funds under repurchase agreements. However, as shown in the table below, the Corporation has reduced its reliance on these borrowings. Under a repurchase agreement, the Corporation sells securities (generally, government agency securities and GNMA, FNMA, FHLMC and AA rated privately issued mortgage-backed securities) and agrees to buy such securities back at a specified price at a subsequent date. Repurchase agreements are generally made for terms ranging from one day to four years, are subject to renewal, and are deemed to be borrowings collateralized by the securities sold. At June 30, 1995, the Corporation's repurchase agreements aggregated $195.8 million at an average rate of 7.04%. The Corporation's repurchase agreements were collateralized by $234.2 million of mortgage-backed securities at June 30, 1995. At June 30, 1995, these repurchase agreements had maturities ranging from January 1996 to June 1997 with a weighted average maturity of 491 days.

Set forth below is certain information relating to the Corporation's securities sold under agreements to repurchase at the dates and for the periods indicated:


                                                  Year Ended June 30,
                                              --------------------------
                                              1995       1994       1993
                                              ----       ----       ----
                                                    (In Thousands)

Balance at end of year                       $195,755   $157,432   $154,862
Maximum month-end balance                    $195,755   $157,432   $419,076
Average balance                              $101,924   $155,897   $255,101
Weighted average interest rate
  during the year                                7.61%      6.15%      6.90%
Weighted average interest rate
  at end of year                                 7.04%      6.08%      6.05%


For further information regarding the Corporation's FHLB advances and securities sold under agreements to repurchase, see Notes 13 and 14 to the Notes to the Consolidated Financial Statements in the Annual Report.

Customer Services.  The Corporation aggressively markets its various checking
------------------
account products and telephone bill paying system. It is the Corporation's objective to utilize these services and its technology, rather than paying above market interest rates on deposits, to attract and service customers to which it can cross sell its numerous services on a cost-effective, profitable basis. Accordingly, management continues to update data processing equipment in the Corporation's branch operations in order to provide a cost-effective and efficient delivery of services to its customers. At June 30, 1995, there were 86 strategically located proprietary automatic teller machines ("ATMs") in use. These ATMs are also linked with a series of regional, national and international ATM services, including CASHBOX, CIRRUS, NETS, and MINIBANK. As a result of the Corporation's participation in these ATM services, electronic banking machines are currently available worldwide for the convenience of the Corporation's customers.

Subsidiaries
------------

The Bank is permitted to invest an amount equal to 2.0% of its consolidated regulatory assets in capital stock and secured and unsecured loans in its service corporations, and an amount equal to 1.0% of its consolidated regulatory assets when such additional investment is used for community development purposes. In addition, federal savings institutions meeting regulatory capital requirements and certain other tests may invest up to 50.0% of their regulatory core capital in conforming first mortgage loans to service corporations. Under such limitations, at June 30, 1995, the Bank was authorized to invest up to $178.3 million in the stock of, or loans to, service corporations (based upon the 3.0% limitation). As of June 30, 1995, the Bank's investment in capital stock in its service corporations and their wholly-owned subsidiaries was $45.9 million and unsecured loans including conforming loans to those entities totaled $1,000.

Regulatory capital standards also contain a provision requiring that in determining capital compliance all savings associations must deduct from capital the amount of all post April 12, 1989, investments in and extensions of credit to subsidiaries engaged in activities not permissible for national banks. Currently, the Bank has one subsidiary, Commercial Federal Service Corporation, engaged in activities not permissible for national banks. Investments in such subsidiary must be deducted from capital at 40.0% of such investment until July 1, 1996, when the deduction will be 100.0%. See "Regulation -- Regulatory Capital Requirements." At June 30, 1995, $1.7 million of the $4.3 million total investment in such subsidiary was deducted from capital for this purpose. Capital deductions are not required for investment in subsidiaries engaged in non-national bank activities as agent for customers rather than as principal, subsidiaries engaged solely in mortgage banking activities, and certain other exempted subsidiaries. The capital deductions under applicable regulations have the effect of reducing the Bank's capital during the phase-out period.

The Bank is also required to give the FDIC and the Director of OTS 30 days prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. Both the FDIC and the Director of OTS have authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution.

The Bank has fourteen wholly-owned subsidiaries, three of which own and operate certain real estate properties of the Bank. As such, these subsidiaries are considered engaged in permissible activities and do not require deductions from capital as discussed above. During fiscal year 1994, CFMC was approved by the OTS to be classified as an "operating subsidiary." As such, CFMC ceased to be subject to the regulatory investment in service corporation limitations as of June 30, 1994. The remaining wholly-owned subsidiaries, exclusive of CFMC, are classified as service corporations. The principal active subsidiaries of the Bank are described below.

Commercial Federal Mortgage Corporation ("CFMC").  CFMC is a full-service
-------------------------------------------------
mortgage banking company. The Bank's real estate lending, secondary marketing, mortgage servicing and foreclosure activities are conducted primarily through CFMC. At June 30, 1995, CFMC serviced 55,800 loans for the Bank and 85,100 loans for others. See "Loan Originations -- Loan Servicing."

Commercial Federal Investment Services, Inc. ("CFIS").  CFIS offers to customers
------------------------------------------------------
discount brokerage services through INVEST, a service of INVEST Financial Corporation ("IFC"), in 26 of the Bank's branch offices. INVEST provides investment advice and access to all major stock, bond, mutual fund, and option markets. IFC, the registered broker-dealer, provides all support functions either independently or through affiliates. INVEST affects transactions only on behalf of its customers and does not buy or sell for its own account nor does it underwrite securities.

Commercial Federal Insurance Corporation ("CIC").  CIC was formed in November
-------------------------------------------------
1983 and serves as a full-service independent insurance agency, offering a full line of homeowners, commercial, health, auto and life insurance products. Additionally, a wholly-owned subsidiary of CIC provides reinsurance on credit life and disability policies written by an unaffiliated carrier for consumer loan borrowers of the Bank.

Commercial Federal Service Corporation ("CFSC").  CFSC was formed primarily to
------------------------------------------------
develop and manage real estate, principally apartment complexes located in eastern Nebraska, directly and through a number of limited partnerships. Subsidiaries of CFSC act as general partner and syndicator in many of the limited partnerships. Under the capital regulations discussed above, the Bank's investments in and loans to CFSC must be excluded from regulatory capital in increasing amounts over a phase-out period ending on July 1, 1996. See "Regulation -- Regulatory Capital Requirements."

EMPLOYEES
---------

At June 30, 1995, the Corporation and its wholly-owned subsidiaries had 1,144 full-time equivalent employees. The Corporation provides its employees with a comprehensive benefit program, including basic and major medical insurance, dental plan, life insurance, accident insurance, short and long-term disability coverage and sick leave. The Corporation also offers loans with below market rates to its employees who qualify based on term of employment (except that no preferential rates or terms are offered to executive officers) and offers a deferred compensation plan (401(k) plan) for employees. The Corporation considers its employee relations to be good.

EXECUTIVE OFFICERS
------------------

For certain information concerning the Registrant's directors and executive officers, refer to Part III -- Item 10. "Directors and Executive Officers of the Registrant" of this report.

COMPETITION
-----------

The Corporation faces strong competition in the attraction of deposits and in the origination of real estate loans. Its most direct competition for savings deposits has come historically from thrift institutions and from commercial banks located in its primary market areas. The Corporation's primary market area for savings deposits includes Nebraska, Colorado, Kansas, Oklahoma and western Iowa and, for loan originations, includes Nebraska, Colorado, Kansas and Oklahoma. Management believes that the Corporation's extensive branch network has enabled the Corporation to compete effectively for deposits and loans against commercial banks and other financial institutions. The Corporation has been able to attract savings deposits primarily by offering depositors a wide variety of deposit accounts, competitive rates of interest, convenient branch locations and a full range of financial services.

The Corporation's competition for real estate loans comes principally from other thrift institutions, mortgage banking companies, commercial banks, insurance companies and other institutional lenders. The Corporation competes for loans principally through the efficiency and quality of the services it provides to borrowers and the interest rates and loan fees it charges.

                                   REGULATION
                                   ----------

GENERAL
-------

As a federal savings bank, the Bank is subject to extensive regulation by the OTS. The lending and deposit taking activities and other investments of the Bank must comply with various regulatory requirements. The OTS periodically examines the Bank for compliance with various regulatory requirements and the FDIC also has the authority to conduct special examinations of the Bank because its deposits are insured by the SAIF. The Bank must file reports with the OTS describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. As a savings and loan holding company, the Corporation is subject to the OTS's regulation, examination, supervision and reporting requirements. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

REGULATORY CAPITAL REQUIREMENTS
-------------------------------

At June 30, 1995, the Bank exceeded all minimum regulatory capital requirements mandated by the OTS. The following table sets forth information relating to the Bank's regulatory capital compliance at June 30, 1995:


                                          Percent of
                                       Amount    Assets (1)
                                      --------  ---------
            (Dollars in Thousands)

Tangible Capital                      $303,479     5.12%
Tangible Capital Requirement            88,849     1.50
                                      --------    -----
  Excess                              $214,630     3.62%
                                      ========    =====
Core Capital (Tier 1 Capital)         $324,909     5.47%
Core Capital Requirement (2)           178,341     3.00
                                      --------    -----
  Excess                              $146,568     2.47%
                                      ========    =====
Risk-Based (Total Capital)            $355,733    13.45%
Risk-Based Capital Requirement (3)     211,525     8.00
                                      --------    -----
  Excess                              $144,208     5.45%
                                      ========    =====

(1) Based on adjusted total assets for purposes of the tangible and core capital requirements, and risk-weighted assets for purpose of the risk-based capital requirement.

(2) The core capital requirement applicable to the Bank may increase if the OTS amends its capital regulations, as it has proposed, in response to the more stringent leverage ratio adopted by the Office of the Comptroller of the Currency for national banks.

(3) Represents the total capital required at June 30, 1995. As discussed in further detail in this section, the OTS has adopted an interest rate risk component amendment to the risk-based capital requirement. Management of the Bank believes that such an amendment, based on the Bank's interest-rate risk profile and the level of interest rates at June 30, 1995, as well as the Bank's level of risk-based capital, will not have a material adverse effect on the Bank's compliance with its risk-based capital requirements.

Under OTS capital regulations, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" or "Tier 1" capital equal to 3.0% of adjusted total assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definition as core capital. See "-- Prompt Corrective Regulatory Action."

Under the OTS's capital regulations, tangible capital is defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries and certain nonwithdrawable accounts and pledged deposits, less intangible assets, with only a limited exception for purchased mortgage servicing rights and purchased credit card relationships. Purchased mortgage servicing rights and purchased credit card relationships may be deducted from tangible capital, if not meeting certain criteria, at the lower of 90.0% of fair market value, 90.0% of original cost, or 100.0% of current amortized book value.

Core capital consists of tangible capital plus restricted amounts of certain grandfathered intangible assets and, through December 31, 1994, also included a portion of a savings association's qualifying supervisory goodwill. Effective December 31, 1994, no newly added intangible assets other than those includable in tangible capital are permitted to be included in core capital. The Bank's core capital of $324.9 million at June 30, 1995, includes no qualifying supervisory goodwill and $21.4 million of restricted amounts of certain intangible assets (core value of deposits).

Regulatory capital is further reduced by an amount equal to the savings association's debt and equity investments in subsidiaries engaged in activities not permissible for national banks. Certain subsidiaries are exempted from this treatment, including any subsidiary engaged in impermissible activities solely as agent for its customers (unless the FDIC determines otherwise), subsidiaries engaged solely in mortgage banking, and depository institution subsidiaries acquired prior to May 1, 1989. In addition, the capital deduction is not applied to federal savings associations existing as of August 9, 1989, that were either chartered as a state savings bank or state cooperative bank prior to October 1, 1982, or that acquired their principal assets from such an association. The required deduction for this purpose is 60.0% as of July 1,
1993, and 100.0% as of July 1, 1994.   However, this phase-in provision was
amended to allow institutions to request, at their option, a delayed phase-in schedule for subsidiary investments until July 1, 1996. The Bank requested regulatory approval of such a delayed phase-in and on December 18, 1992, such request was approved by the OTS. Pursuant to such approval, the Bank's deduction was 40.0% until July 1, 1995, and will remain at 60.0% until July 1, 1996, when the deduction will be 100.0%.

Accordingly, at June 30, 1995, the Bank had $4.3 million of debt and equity invested in service corporations engaged in activities not permissible for national banks, 40.0% ($1.7 million) of which was deducted from capital in accordance with the OTS approved delayed phase-in schedule previously discussed. See "Business -- Subsidiaries."

Adjusted total assets for purposes of the core and tangible capital requirements are equal to a savings institution's total assets as determined under generally accepted accounting principles, increased by certain goodwill amounts and by a prorated portion of the assets of subsidiaries in which the savings institution holds a minority interest and which are not engaged in activities for which the capital rules require the savings institution to net its debt and equity investments in such subsidiaries against capital, as well as a prorated portion of the assets of other subsidiaries for which netting is not fully required under phase-in rules. Adjusted total assets are reduced by the amount of assets that have been deducted from capital and the portion of savings institution's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill.

In determining compliance with the risk-based capital requirement, the Bank is allowed to include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital included does not exceed its core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the Bank's general loss allowances. Allowances for loan and lease losses includable in capital are includable only up to 1.25% of risk-weighted assets. In addition, equity investments and those portions of nonresidential construction and land loans, and loans with loan-to-value ratios in excess of 80.0% must be deducted from total capital under the same phase-out period as is applied to investments in subsidiaries engaged in activities not permissible for national banks. The Bank's investments subject to this deduction totaled $729,000 at June 30, 1995, which was deducted from capital in accordance with applicable regulations.

The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a zero percent risk weight. Mortgage-backed securities that qualify under the Secondary Mortgage Enhancement Act, including those issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC, are assigned a 20.0% risk weight. Single-family first mortgages not more than 90 days past due with loan-to-value ratios under 80.0%, multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80.0% and average annual occupancy rates over 80.0%, and certain qualifying loans for the construction of one- to four-family residences pre-sold to home purchasers are assigned a risk weight of 50.0%. Consumer loans, non-qualifying residential construction loans and commercial real estate loans, repossessed assets and assets more than 90 days past due, as well as all other assets not specifically categorized, are assigned a risk weight of 100.0%. The portion of equity investments not deducted from core or supplementary capital is assigned a 100.0% risk-weight. OTS capital regulations require savings institutions to maintain minimum total capital, consisting of core capital plus supplemental capital, equal to 8.0% of risk-weighted assets.

Effective July 1, 1994, the OTS amended its risk-based capital standards to include an interest rate risk component, which requires savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution is considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a "greater than normal" interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets. The interest rate risk component is to be computed quarterly and the resulting capital requirement has an effective time lag of two quarters (e.g., the July 1, 1995, calculation would use December 31, 1994, data). Based on the Bank's interest rate risk profile and the level of interest rates at June 30, 1995, as well as the Bank's level of risk-based capital at June 30, 1995, management believes that the Bank does not have a greater than normal level of interest rate risk as measured under the OTS rule and will not be required to increase its capital as a result of the rule.

In April 1991, the OTS proposed to amend its core capital requirement to establish a minimum 3.0% core capital ratio for savings institutions in the strongest financial and managerial condition. For all other savings institutions, the minimum core capital ratio would be 3.0% plus at least an additional 1.0% to 2.0%, determined on a case-by-case basis by the OTS after assessing both the quality of risk management systems and the level of overall
risk in each individual savings institution.   The Bank does not anticipate that
it will be materially affected by this regulation if adopted in its current form. In addition to the proposed rule, the OTS has adopted a prompt corrective action rule under which a savings institution that has a core capital ratio of less than 4.0% would be deemed to be "undercapitalized" and may be subject to certain sanctions. See "Prompt Corrective Regulatory Action."

In addition to generally applicable capital standards for savings institutions, the Director of the OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the Director determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. The Director of the OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

FEDERAL HOME LOAN BANK SYSTEM
-----------------------------

The Bank is a member of the FHLB System. The FHLB System consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Topeka, the Bank is required to acquire and hold shares of capital stock in the FHLB of Topeka in an amount at least equal to the greater of 1.0% of the Bank's aggregate unpaid principal of its residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5.0% of its then outstanding advances (borrowings) from the FHLB of Topeka. The Bank was in compliance with this requirement at June 30, 1995, with an investment in FHLB of Topeka stock totaling $97.1 million compared to a required amount of $83.0 million. During fiscal years 1995, 1994 and 1993, the Bank received income from its investment in FHLB stock totaling $5.4 million, $6.2 million and $7.1 million, respectively.

The FHLB of Topeka serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Topeka. Under applicable law, long-term advances may only be made for the purpose of providing funds for residential housing lending. At June 30, 1995, the Bank had advances of $1.7 billion from the FHLB of Topeka.

LIQUIDITY REQUIREMENTS
----------------------

Federal regulations require savings associations to maintain an average daily balance of liquidity assets (defined as cash, deposits maintained pursuant Federal Reserve Board requirements, time and savings deposits in certain institutions, U.S. Treasury and other government agency obligations, obligations of states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-related securities with less than one year to maturity or subject to purchase within one year) equal to a monthly average of not less than a specified percentage of its net withdrawable savings deposits plus short-term borrowings. This liquidity requirement, which is currently 5.0%, may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0% depending upon economic conditions and the savings flows of savings associations. Regulations also require each savings association to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average liquidity and short-term liquidity ratios of the Bank as of June 30, 1995, were 8.52% and 1.69%, respectively.

QUALIFIED THRIFT LENDER TEST
----------------------------

The Home Owners' Loan Act (the "HOLA") requires savings institutions to meet a qualified thrift lender ("QTL") test. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and
(iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

To meet the QTL test, an institution's "Qualified Thrift Investments" must total
at least 65.0% of "portfolio assets."   Under OTS regulations, portfolio assets
are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20.0% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, (ii) 50.0% of the dollar amount of residential mortgage loans subject to sale under certain conditions, and (iii) stock in an FHLB or the FHLMC or FNMA. In addition, subject to a 20.0% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200.0% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. In order to maintain QTL status, the savings institution must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65.0% on a monthly average basis in nine out of 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired.

At June 30, 1995 approximately 95.8% the Bank's portfolio assets were invested in Qualified Thrift Investments, which was in excess of the percentage required to qualify the Bank under the QTL test.

RESTRICTIONS ON CAPITAL DISTRIBUTIONS
-------------------------------------

OTS regulations impose certain limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted, after notice, to make capital distributions during a calendar year in the amount equal to the greater of: (a) 75.0% of its net income for the previous four quarters; or (b) up to 100.0% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in risk-based capital ratio requirement at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital ratio requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75.0% of its net income for the previous four quarters, less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. A Tier 1 Association that has been notified by the OTS that its is in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. The Bank is a Tier 1 Association. Despite the above authority, the OTS may prohibit any savings institution from making a capital distribution that would otherwise be permitted by the regulation, if the OTS were to determine that the distribution constituted an unsafe or unsound practice. Furthermore, under the OTS's prompt corrective action regulations, which took effect on December 19, 1992, the Bank would be prohibited from making any capital distributions if, after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. See "-- Prompt Corrective Regulatory Action."

ENFORCEMENT
-----------

Under the Federal Deposit Insurance Act (the "FDI Act"), the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a savings institution. Civil penalties cover a wide range of violations and actions and range up to $25,000 per day unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. Criminal penalties for most financial institution crimes include fines of up to $1.0 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

DEPOSIT INSURANCE
-----------------

The Bank is charged an annual premium by the SAIF for federal insurance of its insurable deposit accounts up to applicable regulatory limits. The FDIC may establish an assessment rate for deposit insurance premiums which protects the insurance fund and considers the fund's operating expenses, case resolution expenditures, income and effect of the assessment rate on the earnings and capital of SAIF members. The SAIF assessment rate is not less than 0.23% for the period from January 1, 1991, through December 31, 1993. The minimum rate may be decreased to not less than 0.18% for the period January 1, 1994, through December 31, 1997. After December 31, 1997, the SAIF assessment rate will be a rate established by the FDIC but not less than 0.15%.

The FDIC has adopted a risk-based deposit insurance assessment system under which the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC which is determined by the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period. Well capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well capitalized institutions but which satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Undercapitalized institutions consist of institutions that do not qualify as either "well capitalized" or "adequately capitalized." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The assessment rate ranges from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup
C. The Bank's deposit insurance premium has been .23% of deposits since July 1, 1994, compared to the .26% premium rate it was assessed all of fiscal year 1994.

On August 8, 1995, the FDIC approved a significant reduction in the deposit insurance premiums charged to those financial institutions that are members of the Bank Insurance Fund ("BIF"). As a result of such action, most BIF-insured financial institutions will pay an annual deposit insurance assessment of 0.04% of insured deposits. No similar reduction was approved for institutions, such as the Bank, that are members of the SAIF. This amendment creates a substantial disparity in the deposit insurance premiums paid by BIF and SAIF members and could place SAIF-insured savings institutions at a significant competitive disadvantage to BIF-insured institutions.

Among the proposals being considered by the FDIC and Congress to eliminate this premium disparity is a similar reduction in premium rates charged to SAIF-insured institutions. Such a reduction would be accompanied by a one-time assessment of SAIF-insured institutions up to .90% of insured deposits to increase the SAIF reserve level to 1.25% of SAIF-insured deposits, which is the same level attained by the BIF prior to the reduction of BIF premium rates. Under this proposal, the BIF and SAIF would be merged into one fund as soon as practicable after they both reach their designated reserve ratios, but no later than January 1, 1998. It is unknown whether this particular proposal or any other proposal will be implemented or that premiums for either BIF or SAIF members will be adjusted in the future by the FDIC or by legislative action. If a special assessment as described above were to be required, it would result, on a pro forma basis as of June 30, 1995, in a one-time charge to the Bank of approximately $20.4 million (assuming such charge would be tax deductible).
Such assessment would have the effect of reducing the Bank's tangible capital to $283.1 million, or 4.80% of adjusted total assets, core capital to $304.5 million, or 5.14% of adjusted total assets, and risk-based capital to $335.3 million, or 12.68% of risk-weighted assets. If such a special assessment were required and the SAIF as a result was fully recapitalized, it could have the effect of reducing the Bank's annual deposit insurance premiums to the SAIF, thereby increasing net income in future periods.

The FDIC is authorized to raise insurance premiums for SAIF-member institutions in certain circumstances. If the FDIC determines to increase the assessment rate for all SAIF-member institutions, institutions in all risk categories could be affected. While an increase in premiums for the Bank could have an adverse effect on the Bank's earnings, a decrease in premiums could have a positive impact on the earnings of the Bank.

SAIF members are generally prohibited from converting to the status of members of the BIF, also administered by the FDIC, or merging with or transferring assets to a BIF member prior to the date on which the SAIF meets the required ratio of reserves to insured deposits (1.25%). The FDIC, however, may approve such a transaction in the case of a SAIF member in default or if the transaction involves an insubstantial portion of the deposits of each participant. In addition, mergers, transfers of assets and assumptions of liabilities may be approved by the appropriate bank regulator so long as deposit insurance premiums continue to be paid to the SAIF for deposits attributable to the SAIF members plus an adjustment for the annual rate of growth of deposits in the surviving bank without regard to subsequent acquisitions. Each depository institution participating in a SAIF-to-BIF conversion transaction is required to pay an exit fee to SAIF and an entrance fee to BIF. A savings institution is not prohibited from adopting a commercial bank or savings bank charter prior to the expiration of the moratorium on SAIF - BIF conversions provided that the resulting bank remains a SAIF member.

The FDIC has adopted a regulation which provides that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2.0% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, will not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than certain purchased servicing rights and purchased credit card receivables and qualifying supervisory goodwill eligible for inclusion in core capital under OTS regulations and minus identified losses and investments in certain securities subsidiaries. Insured depository institutions with Tier 1 capital equal to or greater than 2.0% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings institutions, the FDIC will take into account whether the savings association is meeting the Tier 1 capital requirement for state non-member banks of 4.0% of total assets for all but the most highly rated state non-member banks.

TRANSACTIONS WITH RELATED PARTIES
---------------------------------

Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10.0% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

Further, savings institutions are subject to the restrictions contained in
Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10.0% stockholder of a savings institution and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans-to-one-borrower limit (generally equal to 15.0% of the institution's unimpaired capital and surplus). Section 22(h) also prohibits the making of loans above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10.0% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5.0% of capital and surplus (up to $500,000). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

Savings institutions are also subject to the requirements and restrictions of
Section 22(g) of the Federal Reserve Act and Regulation O on loans to executive officers and the restrictions of 12 U.S.C. (S) 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires approval by the board of directors of a depository institution for extension of credit to executive officers of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 (i) prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) prohibits extensions of credit to executive officers, directors, and greater than 10.0% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

CLASSIFICATION OF ASSETS
------------------------

Savings institutions are required to classify their assets on a regular basis, to establish appropriate allowances for losses and report the results of such classification quarterly to the OTS. Troubled assets are classified into one of four categories as follows: Special Mention Assets, Substandard Assets, Doubtful Assets and Loss Assets.

A special mention asset has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution's credit position at some future date. Special mention assets are not considered as adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. An asset classified substandard is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses. They are characterized by the distinct possibility that an association will sustain some loss if the deficiencies are not corrected. An asset classified doubtful has the weaknesses of those classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. That portion of an asset classified loss is considered uncollectible and of such little value that its continuance as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted. This classification does not necessarily mean that an asset has absolutely no recovery or salvage value; but rather, it is not practical or desirable to defer writing off a basically worthless asset (or portion thereof) even though partial recovery may be effected in the future.

With respect to classified assets, if the OTS concludes that additional assets should be classified or that the valuation allowances established by the savings institution are inadequate, the examiner may determine, subject to review by the savings institution's Regional Director, the need for and extent of additional classification or any increase necessary in the savings institution's general or specific valuation allowances. A savings institution is also required to set aside adequate valuation allowances to the extent that an affiliate possesses assets posing a risk to the institution and to establish liabilities for off-balance sheet items, such as letters of credit, when loss becomes probable and estimable.

In August 1993, the OTS issued revised guidance for the classification of assets and a new policy on the classification of collateral-dependent loans (where proceeds from repayment can be expected to come only from the operation and sale of the collateral). With limited exceptions, effective September 30, 1993, for troubled collateral-dependent loans where it is probable that the lender will be unable to collect all amounts due, an institution must classify as "loss" any excess of the recorded investment in the loan over its "value", and classify the remainder as "substandard". The "value" of a loan is either all present value of the expected future cash flows, the loan's observable market price or the fair value of the collateral. The Bank does not anticipate any adverse impact from the implementation of the revised guidance for classification of assets or collateral dependent loans.

On December 21, 1993, the OTS, the FDIC, the Office of the Comptroller of the Currency, and the Federal Reserve Board issued an interagency policy statement on the allowance for loan and lease losses (the "Policy Statement"). The Policy Statement requires that federally-insured depository institutions maintain an allowance for loan and lease losses ("ALLL") adequate to absorb credit losses associated with the loan and lease portfolio, including all binding commitments to lend. The Policy Statement defines an adequate ALLL as a level that is no less than the sum of the following items, given the appropriate facts and circumstances as of the evaluation date:

  (1) For loans and leases classified as substandard or doubtful, all credit losses over the remaining effective lives of those loans.

  (2) For those loans that are not classified, all estimated credit losses forecasted for the upcoming 12 months.

  (3) Amounts for estimated losses from transfer risk on international loans. Additionally, an adequate level of ALLL should reflect an additional margin for imprecision inherent in most estimates of expected credit losses.

The Policy Statement also provides guidance to examiners in evaluating the adequacy of the ALLL. Among other things, the Policy Statement directs examiners to check the reasonableness of ALLL methodology by comparing the reported ALLL against the sum of the following amounts:

  (a) 50 percent of the portfolio that is classified doubtful,

  (b) 15 percent of the portfolio that is classified substandard; and

  (c) For the portions of the portfolio that have not been classified (including those loans designated special mention), estimated credit losses over the upcoming twelve months given the facts and circumstances as of the evaluation date (based on the institution's average annual rate of net charge-offs experienced over the previous two or three years on similar loans, adjusted for current conditions and trends).

The Policy Statement specified that the amount of ALLL determined by the sum of the amounts above is neither a floor nor a "safe harbor" level for an institution's ALLL. However, it is expected that the examiners will review a shortfall relative to this amount as indicating a need to more closely review management's analysis to determine whether it is reasonable, supported by the weight of reliable evidence and that all relevant factors have been appropriately considered. The Bank has reviewed the Policy Statement and does not believe that it will adversely effect the level of the Bank's allowances for loan losses.

PROMPT CORRECTIVE REGULATORY ACTION
-----------------------------------

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to become undercapitalized. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") generally is: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5.0% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A significantly undercapitalized institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution. The senior executive officers of such an institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt, with certain exceptions. If an institution's ratio of tangible capital to total assets falls below the "critical capital level" established by the appropriate federal banking regulator, the institution is subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

Under OTS regulations implementing the prompt corrective action provisions of FDICIA, the OTS measures a savings institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to
adjusted total assets).   A savings institution that is not subject to an order
or written directive to meet or maintain a specific capital level is deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is a savings institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater;
(ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings institution has a composite 1 MACRO rating). An "undercapitalized institution" is a savings institution that has (i) a total risk-based capital ratio less than 8.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 MACRO rating). A "significantly undercapitalized" institution is defined as a savings institution that has: (i) a total risk-based capital ratio of less than 6.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of core capital to total assets of less than 2.0%. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any MACRO rating category. The Bank is classified as "well capitalized" under the OTS regulations.

STANDARDS FOR SAFETY AND SOUNDNESS
----------------------------------

Safety and Soundness Guidelines.  Under FDICIA, as amended by the Riegle
--------------------------------
Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each federal banking agency is required to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the federal banking agencies, including the OTS, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines took effect on August 9, 1995. The guidelines require savings associations to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the association's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings associations should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings association is not in compliance with the safety and soundness guidelines, it may require the association to submit an acceptable plan to achieve compliance with the guidelines. A savings association must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the association to regulatory sanctions. Management believes that the Bank already meets substantially all the standards adopted in the interagency guidelines, and therefore does not believe that implementation of these regulatory standards will materially affect the Bank's operations.

Additionally under FDICIA, as amended by the CDRI Act, the federal banking agencies are required to establish standards relating to asset quality and earnings that the agencies determine to be appropriate. On July 10, 1995, the federal banking agencies, including the OTS, issued proposed guidelines relating to asset quality and earnings. Under the proposed guidelines, a savings association would be required to maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the Bank's operations.

FEDERAL RESERVE SYSTEM
----------------------

Pursuant to current regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3.0% on the first $51.9 million of transaction accounts, plus 10.0% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1995, the Bank met its reserve requirements.

LIMITATIONS ON LOANS TO ONE BORROWER
------------------------------------

Under applicable law, with certain limited exceptions, loans and extensions of credit to a person outstanding at one time shall not exceed 15.0% of a savings association's unimpaired capital and surplus (defined as an association's core and supplementary capital, plus the balance of its allowance for loan and lease losses not included in its supplementary capital). Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10.0% of unimpaired capital and surplus. Savings associations are further permitted to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30.0 million or 30.0% of unimpaired capital and surplus to develop residential housing provided (i) the purchase price of each single-family dwelling in the development does not exceed $500,000 (ii) the savings association is in compliance with its fully phased-in capital standards, (iii) the loans comply with applicable loan-to-value requirements, and (iv) the aggregate amount of loans made under this authority does not exceed 150.0% of unimpaired capital and surplus. At June 30, 1995, the Bank's loan to one borrower limitation was $89.5 million and all loans to one borrower were within such limitation.

LIMITATIONS ON NONRESIDENTIAL REAL ESTATE LOANS
-----------------------------------------------

The aggregate amount of loans which a savings association may make on the security of liens on nonresidential real property may not exceed 400.0% of the institution's capital. The Director of the OTS is authorized to permit federal savings associations to exceed the 400.0% capital limit in certain circumstances. The Bank estimates that it is permitted to make loans secured by nonresidential real property in an amount equal to $1.4 billion. At June 30, 1995 the Bank's nonresidential real property loans totaled $180.7 million.

SAVINGS AND LOAN HOLDING COMPANY REGULATION
-------------------------------------------

The Corporation is a savings and loan holding company as defined by the HOLA.
As such, it is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Corporation and affiliates thereof.

ACTIVITIES RESTRICTIONS
-----------------------

The Board of Directors of the Corporation presently intends to operate the Corporation as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "Qualified Thrift Lender Test."

If the Corporation were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Corporation would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, the activities of the Corporation and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by, the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution;
(iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple holding company.

RESTRICTIONS ON ACQUISITIONS
----------------------------

Savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5.0% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15.0% of the voting shares of an under-capitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6.5% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution, and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25.0% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquired is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

Under the Bank Holding Company Act of 1956, bank holding companies are specifically authorized to acquire control of any savings association. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating a savings institution is a permissible activity for bank holding companies, if the savings institution engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. A bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings institution plus an annual growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the Bank Holding Company Act.

TAXATION
--------

The Corporation and its subsidiaries, including the Bank, currently file a consolidated federal income tax return based on a fiscal year ending June 30. Consolidated taxable income is determined on an accrual basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur. However, under certain circumstances, dividends and other distributions by a thrift institution can result in the recapture into taxable income of previously deducted provisions to the bad debt reserve.

Savings institutions such as the Bank are subject to the provisions of the Internal Revenue Code (the "Code") in the same general manner as other corporations. However, institutions such as the Bank which meet certain definitional tests and other conditions prescribed by the Code may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in improved real property, and "nonqualifying real property loans," which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). The Bank computed its bad debt deduction utilizing the percentage of taxable income method in 1995 and the experience method in fiscal years 1988 to 1994.

Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans is computed as a percentage of taxable income, with certain adjustments. The allowable deduction under the percentage of taxable income method (the "percentage bad debt deduction") is currently 8.0%. The percentage bad debt deduction may be claimed as long as not less than 60.0% of the total dollar amount of the assets of an institution falls within certain designated categories. In the event the percentage of assets in the designated categories falls below 60.0%, the institution could be required to recapture, generally over a period of up to four years, its existing bad debt reserve, although net operating loss carryforwards available to the thrift could be used to offset such recapture. As of June 30, 1995, the Bank's assets falling within such categories exceeded 60.0%. It is anticipated that the Bank will continue to meet the 60.0% of assets test in the foreseeable future.

The bad debt deduction under the percentage of taxable income method is limited to the amount which (i) does not exceed the amount necessary to increase the balance at the close of the taxable year of the reserves for losses on qualifying real property loans to 6.0% of such loans outstanding at such time, and (ii) the amount when added to the addition to the bad debt reserve for losses on nonqualifying loans, equals the amount by which 12.0% of total deposits or withdrawable accounts of depositors at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. It is not expected that either limitation will restrict the Bank from making the maximum addition to its bad debt reserve. The percentage bad debt deduction is reduced by the deduction for losses on nonqualifying loans.

To the extent earnings appropriated to a thrift institution's bad debt reserves for qualifying real property loans and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method ("Excess"), and to the extent of the institution's supplemental reserves for losses on loans, such Excess and the supplemental reserve may not, without adverse tax consequences, be utilized for payment of dividends or certain other distributions to a shareholder (including distributions in redemption, dissolution, or liquidation) or for any other purpose (except to absorb bad debt losses). The Code provides different sequences of accounts to which a distribution is attributed, depending upon whether the distribution is or is not a redemption, dissolution or liquidation distribution. To the extent a distribution by the Bank is deemed paid out of the Excess or the supplemental reserves under these rules, the Excess or supplemental reserve would be reduced and the Bank's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the Excess or supplemental reserve. As of June 30, 1995, the Bank had $5.3 million of Excess and supplemental reserves. However, at June 30, 1995, the Bank has an estimated $80.6 million in its earnings and profit account, which account would be utilized prior to reaching the Excess or the supplemental reserves in the case of a distribution that is not part of a redemption, dissolution or liquidation.

The Corporation's federal income tax returns were last audited in 1985. Management is unaware of any significant income tax deficiencies outstanding.

The State of Nebraska imposes a franchise tax on all financial institutions. Under the franchise tax, the Bank may not join in the filing of a consolidated return with the Corporation and will be assessed at a rate of $.47 per $1,000 of average deposits. The franchise tax is limited to 3.81% of the Bank's income before tax (including subsidiaries) as reported on the regular books and records. At June 30, 1995, the Bank paid its tax based on the average level of deposits.

Savings institutions are taxed like other corporations in certain other states. Colorado imposes an income tax of 5.0% of net income apportioned to Colorado. Oklahoma imposes a 6.0% privilege tax, essentially equivalent to an income tax on income apportioned to Oklahoma. Kansas also has a privilege tax on income from Kansas sources. A corporation's "net income" for Colorado and Oklahoma income tax purposes is equal to the corporation's federal taxable income increased and decreased by certain items including the federal net operating loss deduction and the interest income on obligations issued by the U.S. Government.

For further information regarding federal income taxes payable by the Corporation, see Note 17 of the Notes to the Consolidated Financial Statements.

Item 2. Properties
------------------

At June 30, 1995, the Bank conducted business through 30 offices in Nebraska, 20 offices in Colorado, five offices in Kansas and sixteen offices in Oklahoma.
One additional branch located in Oklahoma was subsequently added on July 17, 1995. See Item 1. Business - "Recent Developments--Acquisitions Subsequent to Fiscal Year End" for additional branches to be added pursuant to pending and proposed acquisitions.

At June 30, 1995, the Bank owned the buildings for 54 of its branch offices and leased the remaining 17 offices under leases expiring (not assuming exercise of renewal options) between November 1995 and August 2031. The Bank has 86 "Cashbox" ATMs located throughout Nebraska, Colorado, Kansas and Oklahoma. At June 30, 1995, the total net book value of land, office properties and equipment owned by the Corporation was $62.7 million. Management believes that the Bank's premises are suitable for its present and anticipated needs.

Item 3.  Legal Proceedings
--------------------------

There are no pending legal proceedings to which the Corporation, the Bank or any subsidiary is a party or to which any of their property is subject which are expected to have a material adverse effect on the Corporation's financial position.

See Item 1. Business -- "Recent Developments -- Supervisory Goodwill Lawsuit" for other legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1995.

                                    PART II

ITEM 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters
          -------------------

The information contained under "Regulation -- Restrictions on Capital Distributions" in Part I of this Report and the sections "Stock Prices" and "Dividends" appearing on page 35 of the Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

The presentation of selected financial data for the years ended June 30, 1991 through 1995 is included in the "Selected Consolidated Financial Data" section appearing on pages 14 and 15 of the Annual Report and is incorporated herein by reference.

ITEM 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -----------------------------------

Management's comments on the Corporation's financial condition, changes in financial condition, and the results of operations for fiscal year 1995 compared to fiscal year 1994 and fiscal year 1994 compared to fiscal year 1993 are included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section appearing on pages 16 through 35 of the Annual Report and are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

The "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" set forth on pages 36 through 76 of the Annual Report are incorporated herein by reference.

ITEM 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure
         ------------------------------------------------

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

For information concerning the Board of Directors of the Corporation, the information contained under the section captioned "Proposal I -- Election of Directors" in the Corporation's definitive proxy statement for the Corporation's 1995 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. For information regarding certain beneficial ownership reports filed by management and 10.0% or more owners of the Corporation's common stock, reference is made to "Beneficial Ownership Reports" in the Proxy Statement, which is incorporated herein by reference.

The executive officers of the Corporation and the Bank are as follows:


                                Age at
Name                         June 30, 1995  Current Position(s)
                             -------------  -------------------

William A. Fitzgerald             57         Chairman of the Board and Chief Executive
                                             Officer of the Corporation and the Bank

James A. Laphen                   47          President, Chief Operating Officer and
                                              Chief Financial Officer of the Corporation
                                              and the Bank

Gary L. Matter                    50          Senior Vice President, Controller and
                                              Secretary of the Corporation and of the Bank

Joy J. Narzisi                    39          Treasurer of the Corporation and Senior
                                              Vice President, Treasurer and Assistant
                                              Secretary of the Bank

Margaret E. Ash                   42          Senior Vice President and Assistant
                                              Secretary of the Bank

Jon W. Stephenson                 47          Senior Vice President of the Bank

Terry A. Taggart                  40          Senior Vice President of the Bank

Gary D. White                     50          Senior Vice President of the Bank

Ronald A. Aalseth                 39          First Vice President of the Bank

Michael C. Bruggeman              47          First Vice President of the Bank

David E. Gunter, Jr.              57          First Vice President of the Bank

John L. Laughlin                  54          First Vice President of the Bank

Roger L. Lewis                    45          First Vice President and Assistant Secretary of the Bank

Kevin C. Parks                    40          First Vice President of the Bank

Thomas N. Perkins                 43          First Vice President of the Bank

Dennis R. Zimmerman               44          First Vice President of the Bank


The principal occupation of each executive officer of the Corporation and the Bank for the last five years is set forth below.

William A. Fitzgerald, Chairman of the Board and Chief Executive Officer of the
---------------------
Corporation and the Bank, joined Commercial Federal in 1955. He was named Vice President in 1968, Executive Vice President in 1973, President in 1974, Chief Executive Officer in 1983 and Chairman of the Board in 1994. Mr. Fitzgerald is well known in the banking community for his participation in numerous industry organizations, including the Federal Home Loan Bank Board, the Nebraska League of Savings Institutions and the board of America's Community Bankers. Mr. Fitzgerald joined Commercial Federal's Board of Directors in 1973.

James A. Laphen is President, Chief Operating Officer and Chief Financial
---------------
Officer of the Corporation and the Bank. Prior to his promotion to President in November 1994, Mr. Laphen held the positions of Executive Vice President, Secretary and Treasurer of the Corporation and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary of the Bank. He joined the Corporation in November 1988 as Treasurer of the Corporation and First Vice President and Treasurer of the Bank and has been in various positions of responsibility within the organization. Prior to 1988, Mr. Laphen was President and Chief Executive Officer of Home Unity Mortgage Services, Inc. in Pennsylvania, and prior to such positions, was Executive Vice President and Chief Financial Officer of Home Unity Savings Bank.

Gary L. Matter, a Senior Vice President, Controller, and Secretary of the
--------------
Corporation and the Bank, joined the Bank in December 1990 as First Vice President and Controller. Mr. Matter, a certified public accountant, was the Treasurer of Anchor Glass Container Corporation from June 1983 to November 1990.

Joy J. Narzisi, Treasurer of the Corporation and Senior Vice President,
--------------
Assistant Secretary and Treasurer of the Bank, joined the Bank in September 1980. Ms. Narzisi was named Senior Vice President and Assistant Secretary of the Bank in July 1995 after first being appointed Treasurer of the Corporation in November 1994, Treasurer of the Bank in 1991 and First Vice President in June of 1989. Prior to 1989, Ms. Narzisi was Investment Portfolio Manager since July 1987. Since joining the Bank, she has held other various Treasury related management positions.

Margaret E. Ash, was named Senior Vice President and Assistant Secretary of the
---------------
Bank in July 1995. Ms. Ash joined Commercial Federal in 1973 and has held numerous management positions within the Bank for 19 years. Most recently she was First Vice President of Retail Operations since July 1993, First Vice President of the Colorado Retail Division since 1989 and Vice President/Regional Manager of Colorado Retail prior to that time.

Jon W. Stephenson, a Senior Vice President of the Bank since July 1995, joined
-----------------
the Bank as First Vice President in July 1994, with responsibility for Oklahoma and Kansas retail operations. Mr. Stephenson, a certified public accountant, was President and Chief Executive Officer of Home Federal Savings and Loan Association of Ada, Oklahoma prior to joining Commercial Federal.

Terry A. Taggart, was named Senior Vice President of Corporate Retail Banking in
----------------
August 1993. Mr. Taggart has held various positions of responsibility within the Bank, including First Vice President/Retail Operations in May 1989 and Vice President/Regional Sales Manager in March 1988. Mr. Taggart joined the Bank in January 1986 as an advanced manager trainee.

Gary D. White, was named Senior Vice President of the Bank and State Director in
-------------
July 1995. Previous positions held include Director of Residential Mortgage Lending in May 1994 and First Vice President and Director of Human Resources in March 1984. Mr. White joined the Bank in 1976 as an Investment Account Executive and has held the positions of Branch Manager and Employment Manager. Prior to 1976, Mr. White was Vice President of College Relations at the College of Saint Mary.

Ronald A. Aalseth, a First Vice President of the Bank since November 1994,
-----------------
joined the Bank in December 1984 and serves as President of Commercial Federal Insurance Corporation; ComFed Insurance Services Company, Limited; and Commercial Federal Investment Services, Inc. He has served in this capacity since June 1987.

Michael C. Bruggeman is First Vice President and Director of Human Resources.
--------------------
He joined the Bank in August 1994. Prior to 1994, Mr. Bruggeman was Vice President of Human Resources and Public Affairs for Ransomes America Corporation and Cushman Inc., where he also served as a Board of Director member and Corporate Secretary.

David E. Gunter, Jr., has been with the Bank since 1982.  Mr. Gunter became
--------------------
First Vice President of the Bank in December 1992 with responsibility for commercial real estate lending and income recovery. Mr. Gunter is also the President of Commercial Federal Service Corporation.

John L. Laughlin, has been First Vice President of Consumer Lending since March
----------------
1984. Mr. Laughlin joined the Bank in August 1980 as Director of Consumer Loans and has 35 years of experience in the consumer loan industry. Prior to 1980, he was Vice President of Omaha National Bank.

Roger L. Lewis, a First Vice President and Assistant Secretary of the Bank,
--------------
joined the Bank in 1986 as Vice President and Director of Public Relations until he became First Vice President and Director of Marketing in March 1988. Prior to joining Commercial Federal, Mr. Lewis was Vice President and Communications Director for Omaha National Bank.

Kevin C. Parks was named First Vice President of the Bank responsible for
--------------
Internal Audit, Legal Oversight/Compliance and Security in November 1993. Mr. Parks, a certified public accountant, certified internal auditor, and chartered bank auditor, was previously self employed as a practicing accountant since 1989. Prior to 1989, Mr. Parks was Manager of Internal Audit for Security Pacific Bank - Arizona since 1985.

Thomas N. Perkins is First Vice President and Acquisitions Manager.  Mr. Perkins
-----------------
joined the Bank in 1976 and has held various management positions in the Bank's Retail division prior to assuming the Acquisitions position in August 1993.

Dennis R. Zimmerman became First Vice President in October 1991 and Director of
-------------------
Information Systems as of July 1993. Mr. Zimmerman joined the Bank in 1987 and has held the positions of Information Systems Audit Manager, Internal Audit Manager and Director of Internal Audit/Legal Oversight. Prior to 1987, Mr. Zimmerman was the Director of Financial Systems for a subsidiary of Enron Corporation.

Item 11.  Executive Compensation
--------------------------------

The information under the section captioned "Proposal I -- Election of Directors -- Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

Information concerning beneficial owners of more than 5.0% of the Corporation's common stock and security ownership of the Corporation's management is included under the section captioned "Principal Stockholders " and "Proposal I -- Election of Directors" in the Proxy Statement and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" in the Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, And Reports on Form 8-K
--------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

   (1) Consolidated Financial Statements (incorporated herein by reference from the indicated section of the Annual Report):

        Consolidated Statement of Financial Condition at June 30, 1995 and 1994.

        Consolidated Statement of Stockholders' Equity for the Years Ended June 30, 1995, 1994 and 1993.

        Consolidated Statement of Operations for the Years Ended June 30, 1995, 1994 and 1993.

        Consolidated Statement of Cash Flows for the Years Ended June 30, 1995, 1994 and 1993.

        Notes to Consolidated Financial Statements.

        Independent Auditors' Report.

   (2)  Financial Statement Schedules:

        All schedules have been omitted as the required information is not applicable, not required or is included in the financial statements or related notes thereto.

   (3)  Exhibits:

        2.1 Reorganization and Merger Agreement by and between Commercial Federal Corporation and Commercial Federal Bank, a Federal Savings Bank and Railroad Financial Corporation and Railroad Savings Bank, fsb, dated April 18, 1995 (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)

        2.2 Reorganization and Merger Agreement by and among Commercial Federal Corporation and Commercial Federal Bank, a Federal Savings Bank and Conservative Savings Corporation and Conservative Savings Bank, FSB, dated August 15, 1995 (incorporated by reference to the Registrant's Form 8-K Current Report Dated August 16, 1995)

        2.3 Stock Option Agreement dated August 16, 1995, between Commercial Federal Corporation and Conservative Savings Corporation (incorporated by reference to the Registrant's Form 8-K Current Report Dated August 16, 1995)

        3.1 Articles of Incorporation of Registrant (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)

        3.2 Bylaws of Registrant, as amended and restated (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)

        4.1 Form of Certificate of Common Stock of Registrant (incorporated by reference to the Registrant's Form S-1 Registration Statement No. 33-003300)

        4.2 Shareholder Rights Agreement between Commercial Federal Corporation and Manufacturers Hanover Trust Company (incorporated by reference to the Registrant's Form 8-K Current Report Dated January 9, 1989)

        10.1 Employment Agreement with William A. Fitzgerald dated June 8, 1995 (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)

        10.2 Change in Control Executive Severance Agreements with William A. Fitzgerald and James A. Laphen dated June 8, 1995 (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)

        10.3 Form of Change in Control Executive Severance Agreements entered into with Senior Vice Presidents and First Vice Presidents (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)

        10.4 Commercial Federal Corporation Incentive Plan Effective July 1, 1994 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1994 - File No. 0-13082)

        10.5 Commercial Federal Corporation Deferred Compensation Plan Effective July 1, 1994 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1994 - File No. 0-13082)

        10.6 Commercial Federal Corporation 1984 Stock Option and Incentive Plan, as Amended and Restated Effective August 1, 1992 (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-60448)

        11   Computation of Earnings Per Share (filed herewith)
        13   Commercial Federal Corporation Annual Report to Stockholders for
             the Fiscal Year Ended June 30, 1995 (filed herewith)
        21   Subsidiaries of the Corporation (filed herewith)
        23   Consent of Independent Auditors (filed herewith)

(b)     Reports on Form 8-K:

        The registrant filed a Current Report on Form 8-K dated April 25, 1995 reporting the Corporation entering into, on April 18, 1995, a Reorganization and Merger Agreement (the Agreement) by and among the registrant, the Bank, Railroad Financial Corporation (Railroad) and Railroad Savings Bank, F.S.B. Under the terms of the Agreement, the Corporation will exchange a pro-rata amount of its common stock for all of the outstanding common stock of Railroad. On September 22, 1995 the stockholders of Railroad approved a merger with the Corporation with the closing expected in October 1995. Railroad is headquartered in Wichita, Kansas and operates 18 branches and 71 agency offices throughout the state of Kansas. At June 30, 1995 Railroad had assets of $615.3 million, deposits of $421.7 million and stockholders' equity of $28.1 million.

(c) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

(d) No financial statement schedules are filed, and as such are excluded from the Annual Report as provided by Exchange Act Rule 14A-3(b)(i).

With the exception of the information expressly incorporated by reference in Items 1, 2, 5, 6, 7, 8 and 14, the Corporation's 1995 Annual Report to Stockholders is not deemed "filed" with the Securities and Exchange Commission or otherwise subject to Section 18 of the Securities and Exchange Act of 1934.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                        COMMERCIAL FEDERAL CORPORATION

Date:          September 27, 1995       By:  /s/ William A. Fitzgerald
                                             -------------------------
                                           William A. Fitzgerald
                                           Chairman of the Board and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        PRINCIPAL EXECUTIVE OFFICER:

Date:          September 27, 1995        By:  /s/ William A. Fitzgerald
                                              -------------------------
                                              William A. Fitzgerald
                                              Chairman of the Board and
                                              Chief Executive Officer

                                        PRINCIPAL FINANCIAL OFFICER:

Date:          September 27, 1995        By:  /s/ James A. Laphen
                                              -------------------
                                              James A. Laphen
                                              President, Chief Operating Officer
                                              and Chief Financial Officer

                                        PRINCIPAL ACCOUNTING OFFICER:


Date:          September 27, 1995        By:  /s/ Gary L. Matter
                                              ------------------
                                              Gary L. Matter
                                              Senior Vice President, Controller
                                              and Secretary

                                        DIRECTORS:

Date:          September 27, 1995        By:  /s/ Robert F. Krohn
                                              -------------------
                                              Robert F. Krohn
                                              Director


Date:          September 27, 1995        By:  /s/ Talton K. Anderson
                                              ----------------------
                                              Talton K. Anderson
                                              Director

Date:          September 27, 1995        By:  /s/ Charles M. Lillis
                                              ---------------------
                                              Charles M. Lillis
                                              Director



Date:          September 27, 1995        By:  /s/ Carl G. Mammel
                                              ------------------
                                              Carl G. Mammel
                                              Director



Date:          September 27, 1995        By:  /s/ Sharon G. Marvin
                                              --------------------
                                              Sharon G. Marvin
                                              Director



Date:          September 27, 1995        By:  /s/ Robert S. Milligan
                                              ----------------------
                                              Robert S. Milligan
                                              Director



Date:          September 27, 1995        By:  /s/ James P. O'Donnell
                                              ----------------------
                                              James P. O'Donnell
                                              Director



Date:          September 27, 1995        By:  /s/ Michael T. O'Neil
                                              ---------------------
                                              Michael T. O'Neil
                                              Director

                               INDEX TO EXHIBITS
                                                                  Page (by
                                                                  Sequential
Exhibit                                                           Numbering
Number  Identity of Exhibits                                      System)
------  --------------------                                      --------

 2.1 Reorganization and Merger Agreement by and between Commercial Federal Corporation and Commercial Federal Bank, a Federal Savings Bank and Railroad Financial Corporation and Railroad Savings Bank, fsb, dated April 18, 1995
       (incorporated by reference to the Registrant's Form S-4
       Registration Statement No. 33-60589)

 2.2 Reorganization and Merger Agreement by and among Commercial Federal Corporation and Commercial Federal Bank, a Federal Savings Bank and Conservative Savings Corporation and Conservative Savings Bank, FSB, dated August 15, 1995 (incorporated by reference to the Registrant's Form
       8-K Current Report Dated August 16, 1995)

 2.3   Stock Option Agreement dated August 16, 1995, between
       Commercial Federal Corporation and Conservative Savings
       Corporation (incorporated by reference to the Registrant's
       Form 8-K Current Report Dated August 16, 1995)

 3.1 Articles of Incorporation of Registrant (incorporated by reference to the Registrant's Form S-4 Registration
       Statement No. 33-60589)

 3.2   Bylaws of Registrant, as amended and restated
       (incorporated by reference to the Registrant's Form S-4
       Registration Statement No. 33-60589)

 4.1   Form of Certificate of Common Stock of Registrant
       (incorporated by reference to the Registrant's Form S-1
       Registration Statement No. 33-003300)

 4.2   Shareholder Rights Agreement between Commercial Federal
       Corporation and Manufacturers Hanover Trust Company
       (incorporated by reference to the Registrant's Form 8-K
       Current Report Dated January 9, 1989)

 10.1  Employment Agreement with William A. Fitzgerald dated
       June 8, 1995 (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)

 10.2  Change in Control Executive Severance Agreements with
       William A. Fitzgerald and James A. Laphen dated June 8, 1995 (incorporated by reference to the Registrant's Form S-4
       Registration Statement No. 33-60589)

 10.3 Form of Change in Control Executive Severance Agreements entered into with Senior Vice Presidents and First Vice
       Presidents (incorporated by reference to the Registrant's
       Form S-4 Registration Statement No. 33-60589)

 10.4  Commercial Federal Corporation Incentive Plan Effective
       July 1, 1994 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30,
       1994 - File No. 0-13082)

 10.5  Commercial Federal Corporation Deferred Compensation Plan
       Effective July 1, 1994 (incorporated by reference to the
       Registrant's Form 10-K Annual Report for the Fiscal Year
       Ended June 30, 1994 - File No. 0-13082)

 10.6  Commercial Federal Corporation 1984 Stock Option and
       Incentive Plan, as Amended and Restated Effective August 1, 1992 (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-60448)

 11    Computation of Earnings Per Share (filed herewith)
 13 Commercial Federal Corporation Annual Report to Stockholders for the Fiscal Year Ended June 30, 1995 (filed herewith)
 21    Subsidiaries of the Corporation (filed herewith)
 23    Consent of Independent Auditors (filed herewith)
 27    Financial Data Schedule