Form 10-Q
period 1995-09-30
COMMERCIAL FEDERAL CORP
filed 1995-11-14
CIK 744778

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended September 30, 1995
                                              ------------------

                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 1-11515
                       -------

                        COMMERCIAL FEDERAL CORPORATION
                        ------------------------------
            (Exact name of registrant as specified in its charter)

          NEBRASKA                                        47-0658852
-------------------------------               --------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)


2120 SOUTH 72ND STREET, OMAHA, NEBRASKA                     68124
---------------------------------------                     -----
(Address of principal executive offices)                  (Zip Code)

                                (402) 554-9200
             -----------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X    NO
                                                 ----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                        Outstanding at November 8 , 1995
            -----                        --------------------------------
Common Stock, $0.01 Par Value                        14,299,860 Shares

                   The exhibit index is located on page 28.
                    This document is comprised of 29 pages.

                        COMMERCIAL FEDERAL CORPORATION
                        ------------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

-------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION                                       PAGE NUMBER
          ---------------------                                       -----------

          Item 1.  Financial Statements:

               Consolidated Statement of Financial Condition as of
                    September 30, 1995 and June 30, 1995                       3

               Consolidated Statement of Operations for the Three
                    Months Ended September 30, 1995 and 1994                   4

               Consolidated Statement of Cash Flows for the Three
                    Months Ended September 30, 1995 and 1994            5  -   6

               Notes to Consolidated Financial Statements               7  -  13

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                 14  -  25

PART II.  OTHER INFORMATION
          -----------------

          Item 6.  Exhibits and Reports on Form 8 - K                         26



SIGNATURE PAGE                                                                27

--------------------------------------------------------------------------------

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------
                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

                        COMMERCIAL FEDERAL CORPORATION
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

-----------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                          September 30,    June 30,
ASSETS                                                                               1995          1995
-----------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)     (Audited)
Cash (including short-term investments of $3,000 and $3,100)..................     $   33,651   $   29,330
Mortgage-backed securities available for sale, at fair value..................         10,029       10,322
Loans held for sale...........................................................         54,540       36,382
Investment securities held to maturity (fair value of $287,386 and $291,651)..        290,364      294,237
Mortgage-backed securities held to maturity (fair value of
 $1,290,627 and $1,312,958)...................................................      1,298,079    1,321,461
Loans receivable, net of allowances of $46,313 and $46,489....................      3,988,777    3,955,256
Federal Home Loan Bank stock..................................................         97,110       97,110
Interest receivable, net of reserves of $101 and $197.........................         36,943       38,761
Real estate...................................................................         16,658       16,385
Premises and equipment........................................................         62,819       62,716
Prepaid expenses and other assets.............................................         59,148       58,636
Goodwill and core value of deposits, net of accumulated
 amortization of $137,767 and $135,683........................................         31,628       33,712
-----------------------------------------------------------------------------------------------------------
  Total Assets................................................................     $5,979,746   $5,954,308
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------
Liabilities:
 Deposits.....................................................................     $3,629,072   $3,591,175
 Advances from Federal Home Loan Bank.........................................      1,629,354    1,656,602
 Securities sold under agreements to repurchase...............................        195,755      195,755
 Other borrowings.............................................................         54,365       55,403
 Interest payable.............................................................         26,197       22,703
 Other liabilities............................................................        123,348      123,169
-----------------------------------------------------------------------------------------------------------
  Total Liabilities...........................................................      5,658,091    5,644,807
-----------------------------------------------------------------------------------------------------------
Commitments and contingencies.................................................             --           --
-----------------------------------------------------------------------------------------------------------
Stockholders' equity:
 Preferred stock, $.01 par value; 10,000,000 shares authorized;
  none issued.................................................................             --           --
 Common stock, $.01 par value; 25,000,000 shares authorized;
  12,912,416 and 12,909,849 shares issued and outstanding.....................            129          129
 Additional paid-in capital...................................................        140,029      139,728
 Unrealized holding gain on securities available for sale, net................             73           79
 Retained earnings, substantially restricted..................................        181,424      169,565
-----------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity..................................................        321,655      309,501
-----------------------------------------------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity..................................     $5,979,746   $5,954,308
-----------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


--------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                        Three Months Ended
                                                                      September 30,
                                                                 ---------------------------
                                                                     1995           1994
--------------------------------------------------------------------------------------------
Interest Income:
   Loans receivable.............................................     $ 82,579     $72,838
   Mortgage-backed securities...................................       21,279      19,201
   Investment securities........................................        5,940       6,061
--------------------------------------------------------------------------------------------
     Total interest income......................................      109,798      98,100
Interest Expense:
   Deposits.....................................................       47,603      38,365
   Advances from Federal Home Loan Bank.........................       23,711      23,206
   Securities sold under agreements to repurchase...............        3,524       1,688
   Other borrowings.............................................        1,482       1,666
--------------------------------------------------------------------------------------------
     Total interest expense.....................................       76,320      64,925
Net Interest Income.............................................       33,478      33,175
Provision for Loan Losses.......................................       (1,508)     (1,508)
--------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses.............       31,970      31,667
Other Income (Loss):
   Loan servicing fees..........................................        5,968       5,234
   Retail fees and charges......................................        2,635       2,160
   Real estate operations.......................................          461        (588)
   Gain (loss) on sales of loans................................          101        (280)
   Other operating income.......................................        1,597       1,451
--------------------------------------------------------------------------------------------
     Total other income.........................................       10,762       7,977
Other Expense:
   General and administrative expenses:
    Compensation and benefits...................................        8,828       8,409
    Occupancy and equipment.....................................        4,931       4,323
    Regulatory insurance and assessments........................        2,234       2,082
    Advertising.................................................        1,341       1,063
    Amortization of purchased and originated mortgage
     loan servicing rights......................................        1,959       2,007
    Other operating expenses....................................        3,254       2,383
--------------------------------------------------------------------------------------------
     Total general and administrative expenses..................       22,547      20,267
   Amortization of goodwill and core value of deposits..........        2,084       2,886
   Accelerated amortization of goodwill.........................           --      10,679
--------------------------------------------------------------------------------------------
     Total other expense........................................       24,631      33,832
Income Before Provision for Income Taxes........................       18,101       5,812
Provision for Income Taxes......................................        6,242       5,305
--------------------------------------------------------------------------------------------
Net Income......................................................     $ 11,859     $   507
--------------------------------------------------------------------------------------------
Earnings Per Common Share:
--------------------------------------------------------------------------------------------
   Net Income...................................................     $    .91     $   .04
--------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

--------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                   Three Months Ended
                                                                           September 30,
                                                                      ----------------------
                                                                          1995        1994
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...........................................................  $  11,859   $     507
Adjustments to reconcile net income to net cash provided
(used) by operating activities:
 Accelerated amortization of goodwill................................         --      10,679
 Amortization of goodwill and core value of deposits.................      2,084       2,886
 Provisions for loss on loans and real estate........................      1,048       1,683
 Depreciation and amortization.......................................      1,389       1,132
 Accretion of deferred discounts and fees............................     (2,052)     (2,122)
 Amortization of purchased and originated mortgage
  loan servicing rights..............................................      1,959       2,007
 Amortization of deferred compensation on restricted
  stock and premiums.................................................      1,656       1,817
 Gain on sale of real estate, net....................................       (158)       (118)
 (Gain) loss on sales of loans, net..................................       (101)        280
 Proceeds from the sale of loans.....................................     91,103     139,232
 Origination of loans for resale.....................................    (38,367)    (16,335)
 Purchase of loans for resale........................................    (71,328)   (152,167)
 Decrease in interest receivable.....................................      1,818       1,612
 Increase in interest payable........................................      3,494       1,381
 Increase (decrease) in other liabilities............................        179     (11,691)
 Other items, net....................................................         36      (1,152)
                                                                       ---------   ---------
  Total adjustments..................................................     (7,240)    (20,876)
                                                                       ---------   ---------
   Net cash provided (used) by operating activities..................  $   4,619   $ (20,369)
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal repayments of loans and mortgage-backed securities.........  $ 252,773   $ 203,635
Purchases of loans...................................................   (158,969)   (215,748)
Origination of loans.................................................   (105,571)    (83,391)
Maturities and repayments of investment securities...................     30,332         706
Purchases of investment securities...................................    (26,328)         --
Purchases of mortgage loan servicing rights..........................     (2,230)     (2,036)
Proceeds from sale of real estate....................................      2,204       1,826
Purchases of premises and equipment, net.............................     (1,492)     (3,907)
Payments to acquire real estate......................................       (656)        (93)
Proceeds from sale of mortgage-backed securities available for sale..         --      20,210
Purchases of mortgage-backed securities..............................         --      (6,869)
Acquisitions, net of cash (paid) received............................         --      (6,338)
                                                                       ---------   ---------
   Net cash used by investing activities.............................  $  (9,937)  $ (92,005)
-----------------------------------------------------------------------------------------------

                        COMMERCIAL FEDERAL CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

---------------------------------------------------------------------------------------
(Dollars in Thousands)                                           Three Months Ended
                                                                   September 30,
                                                               ------------------------
                                                                  1995        1994
---------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits..............................  $  37,897   $ (21,341)
Proceeds from Federal Home Loan Bank advances................     96,000     346,220
Repayment of Federal Home Loan Bank advances.................   (123,281)   (105,983)
Repayment of securities sold under agreements to repurchase..         --     (95,982)
Repayment of other borrowings................................     (1,059)     (1,547)
Other items, net.............................................         82          85
                                                               ---------   ---------
  Net cash provided by financing activities..................  $   9,639   $ 121,452

---------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS:
Increase in net cash position................................  $   4,321   $   9,078
Balance, beginning of year...................................     29,330      21,208
                                                               ---------   ---------
Balance, end of period.......................................  $  33,651   $  30,286
                                                               =========   =========

---------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

 Interest expense............................................. $  72,872   $  63,391
 Income taxes, net............................................       716         138
Non-cash investing and financing activities:
 Loans exchanged for mortgage-backed securities...............    20,572      66,025
 Loans transferred to real estate.............................     2,437         416

---------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)


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

The accompanying interim consolidated financial statements have not been audited by independent auditors. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments except for the accelerated amortization of goodwill recorded during the first three months of fiscal year
1995) considered necessary to fairly present the financial statements have been included. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's June 30, 1995, Annual Report to Stockholders. The results of operations for the three month period ended September 30, 1995, are not necessarily indicative of the results which may be expected for the entire fiscal year 1996. Certain amounts in the prior fiscal year period have been reclassified for comparative purposes.


B.   ACCOUNTING CHANGES:
     ------------------

ACCOUNTING FOR MORTGAGE SERVICING RIGHTS:

As of July 1, 1995, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 122 (SFAS No. 122) entitled "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires that a mortgage banking enterprise recognize as a separate asset the rights to service mortgage loans for unrelated third parties that have been acquired through either the purchase or origination of a loan. The statement requires mortgage servicers that sell or securitize loans and retain the servicing rights to allocate the total cost of the loans to the servicing rights and loans based on their relative fair values. Purchased mortgage servicing rights are mortgage servicing rights that have been purchased from unrelated third parties. Originated mortgage servicing rights generally represent the mortgage servicing rights acquired when an institution originates and subsequently sells mortgage loans to unrelated third parties but retains the servicing rights. Previous to July 1, 1995, only purchased mortgage servicing rights were capitalized as assets. In addition, SFAS No. 122 requires all capitalized mortgage servicing rights, both originated and purchased, to be evaluated for impairment based on their fair values.

The Corporation capitalized $331,000 of mortgage servicing rights during the three months ended September 30, 1995, purchased $2,230,000 of mortgage servicing rights and amortized $1,959,000 of mortgage servicing rights during the same period. The unamortized book value of mortgage servicing rights totaled $36,684,000 at September 30, 1995. The fair value of capitalized mortgage servicing rights is calculated using the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved. The fair value of the Corporation's mortgage servicing rights totaled approximately $66,600,000 at September 30, 1995. In using this valuation method, the Corporation used assumptions that market participants would use in estimating future net servicing income which included estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates. The Corporation conducts its periodic impairment analyses using a discounted, disaggregated method, based upon current coupon rates. For purposes of measuring impairment of mortgage servicing rights, the risk characteristics used by the Corporation include the underlying loans' interest rates, prepayment speeds and loan type. No valuation allowance for capitalized servicing rights was necessary to be established as of September 30, 1995.

     ------------------------------

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS:

As of July 1, 1995, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 121 (SFAS No. 121) entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 establishes accounting standards for the recognition and measurement of the impairment of long-lived assets, certain identifiable intangibles and goodwill. This statement does not apply to core deposit intangibles or mortgage and other servicing rights. The provisions of this statement require that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, the provisions of SFAS No. 121 require the estimation of the expected future cash flows (undiscounted and without interest charges) to result from the use of the asset and its eventual disposition with an impairment loss recognized if the sum of such cash flows is less than the carrying amount of the asset. Management of the Corporation does not believe that the adoption of the provisions of this statement will have a material effect on the Corporation's financial position or results of operations.

C.   REGULATORY CAPITAL:
     -------------------

At September 30, 1995, the Bank's estimates of its capital amounts and the capital levels required under Office of Thrift Supervision (OTS) capital regulations are as follows:

------------------------------------------------------------------------------------------

(Dollars in Thousands)                              Actual       Requirement    Excess
----------------------                            ---------      -----------   ---------
Bank's stockholder's equity.....................  $ 349,356
Less unrealized holding gain on
  securities available for sale, net............        (73)
Less intangible assets..........................    (29,530)
Less phase-out of investment
  in non-includable subsidiaries................     (2,798)
                                                  ---------      -----------   ---------
Tangible capital................................  $ 316,955      $    89,269   $ 227,686
                                                  =========      ===========   =========

Tangible capital to adjusted assets (1).........       5.33%            1.50%       3.83%
                                                  =========      ===========   =========

------------------------------------------------------------------------------------------

Tangible capital................................  $ 316,955
Plus certain restricted amounts
  of other intangible assets....................     20,123
                                                  ---------      -----------   ---------
Core capital (Tier 1 capital)...................  $ 337,078      $   179,143   $ 157,935
                                                  =========      ===========   =========

Core capital to adjusted assets (2).............       5.64%            3.00%       2.64%
                                                  =========      ===========   =========

------------------------------------------------------------------------------------------

Core capital....................................  $ 337,078
Plus general loan loss allowances...............     32,102
Less amount of land loans and
  non-residential construction loans in
  excess of an 80.0% loan-to-value ratio........       (523)
                                                  ---------      -----------   ---------
Risk-based capital (Total capital)..............  $ 368,657      $   213,953   $ 154,704
                                                  =========      ===========   =========

Risk-based capital to risk weighted assets (3)..      13.78%            8.00%       5.78%
                                                  =========      ===========   =========

------------------------------------------------------------------------------------------

(1)  Based on adjusted total assets totaling $5,951,295,000.
(2)  Based on adjusted total assets totaling $5,971,418,000.
(3)  Based on risk-weighted assets totaling $2,674,415,000.

--------------------------------------------------------------------------------

     -------------------------------

Effective July 1, 1994, the OTS amended its risk-based capital standards to include an interest rate risk component. The amendment requires thrifts with interest rate risk in excess of certain levels to maintain additional capital. Under this amendment, thrifts are divided into two groups, those with "normal" levels of interest rate risk and those with "greater than normal" levels of interest rate risk. Thrifts with greater than normal levels are subject to a deduction from total capital for purposes of calculating risk-based capital. In a letter dated August 21, 1995, the OTS notified all savings associations that it had delayed this interest rate risk capital deduction until further notice, pending the testing of the OTS appeals process pursuant to Thrift Bulletin No.
67. Based on the Bank's interest rate risk profile and the level of interest rates at September 30, 1995, as well as the Bank's level of risk-based capital at September 30, 1995, management believes that the Bank does not have a greater than normal level of interest rate risk as measured under the OTS rule and will not be required to increase its capital as a result of the rule.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five regulatory capital categories: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized; and authorized banking regulatory agencies to take prompt corrective action with respect to institutions in the three undercapitalized categories. These corrective actions become increasingly more stringent as the institution's regulatory capital declines. At September 30, 1995, the Bank exceeded the minimum requirements for the well-capitalized category as shown in the following table.

---------------------------------------------------------------------------------------
                                 Tier 1  Capital   Tier 1 Capital      Total Capital
                                   to Adjusted        to Risk -          to Risk -
(Dollars in Thousands)            Total Assets    Weighted Assets     Weighted Assets

---------------------------------------------------------------------------------------
Actual capital.................  $  337,078       $   337,078         $   368,657
Percentage of adjusted assets..        5.64%            12.60%              13.78%
Minimum requirements to be
 classified well-capitalized...        5.00%             6.00%              10.00%
---------------------------------------------------------------------------------------

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

D.   COMMITMENTS AND CONTINGENCIES:
     ------------------------------

At September 30, 1995, the Corporation had issued commitments totaling $88,200,000 to fund and purchase loans as follows: $31,000,000 of single-family adjustable-rate mortgage loans, $34,400,000 of single-family fixed-rate mortgage loans, $13,700,000 of consumer loan lines of credit and $9,100,000 of commercial real estate loans. In addition, outstanding commitments from mortgage banking operations to purchase mortgage loan servicing rights totaled $3,700,000 at September 30, 1995. These outstanding loan commitments to extend credit in order to originate loans or fund consumer loan lines of credit do not necessarily represent future cash requirements since many of the commitments may expre without being drawn. Loans sold subject to recourse provisions totaled approximately $46,975,000 at September 30, 1995, which represents the total potential credit risk associated with these particular loans. Such credit risk would, however, be offset by the value of the single-family residential properties which collateralize these loans.

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


E.   SUBSEQUENT EVENT - ACQUISITION OF RAILROAD FINANCIAL CORPORATION:
     -----------------------------------------------------------------

On October 2, 1995, the Corporation consummated its acquisition of Railroad Financial Corporation (Railroad), parent company of Railroad Savings Bank, fsb. Pursuant to the terms of the merger agreement, Railroad delivered 2,156,232 shares of common stock to the Corporation in exchange for approximately 1,377,617 shares of the Corporation's common stock (exchange ratio of .6389 based on an average closing price of $35.063). Cash will be paid in lieu of fractional shares. Based on the Corporation's closing common stock price of $35.625 on October 2, 1995, such transaction resulted in an aggregate value approximating $49,100,000. Railroad operated 18 branches and 71 agency offices throughout the state of Kansas and at September 30, 1995, had assets of approximately $602,900,000, deposits of approximately $421,400,000 and stockholders' equity of approximately $27,700,000. This acquisition will be accounted for as a pooling of interests and, accordingly, the Corporation's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of Railroad.

E.   SUBSEQUENT EVENT - ACQUISITION OF RAILROAD
     ------------------------------------------
     FINANCIAL CORPORATION (continued):
     ----------------------------------
The following table summarizes results on an unaudited pro forma basis for the three months ended September 30, 1995 and 1994, as if this acquisition, accounted for as a pooling of interests, had occurred as of the beginning of the respective fiscal years as follows:

------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                 1995           1994
------------------------------------------------------------------------------------
Total interest income and other income..................  $   134,361   $   116,844
Total interest expense..................................       84,604        70,288
Net income(1)...........................................       11,244         1,268
Net income per common share(2)..........................  $       .78   $       .09
Weighted average shares outstanding.....................   14,505,455    14,412,507
------------------------------------------------------------------------------------

(1) Net income and net income per common share do not include the future expected cost savings and benefits of related synergies as a result of the merger of the companies. Net income for the three months ended September 30, 1995, includes approximately $1,213,000 in pre-tax acquisition charges recorded by Railroad related to the specific, identifiable costs of the merger.

(2) Net income per common share is based upon an exchange ratio of .6389 and the issuance of 1,403,663 and 1,398,552 shares, respectively, of the Corporation's common stock for the three months ended September 30, 1995 and 1994.

F.   SUBSEQUENT EVENT - PROPOSED ACQUISITION:
     ----------------------------------------

On August 15, 1995, the Corporation entered into a Reorganization and Merger Agreement (the Merger Agreement) by and among the Corporation, the Bank, Conservative Savings Corporation (Conservative) and Conservative Savings Bank, FSB. Under the terms of the Merger Agreement, the Corporation will acquire all of the outstanding shares of Conservative's common stock (1,846,005 shares) and preferred stock (460,000 shares). As defined in the Merger Agreement, Conservative's common and preferred stock will be exchanged for cash and the Corporation's common stock based on the average closing price of the Corporation's common stock for a specified period prior to closing. Based on the Corporation's closing stock price of $35.75 at September 30, 1995, the transaction has a per share value of $15.37 for the common stock and $34.73 for the preferred stock with an aggregate value of approximately $44,343,000 for all outstanding common and preferred stock.

The Corporation also announced that it has entered into a stock option agreement with Conservative under which the Corporation has been granted an option to purchase 19.9% of Conservative's outstanding shares of common stock under certain circumstances provided in the agreement in the event the transaction is terminated.

At September 30, 1995, Conservative had assets of approximately $384,100,000, deposits of approximately $194,200,000 and stockholders' equity of approximately $34,700,000. Conservative operates nine branches with seven located in Nebraska, one in Overland Park, Kansas and one in Harlan, Iowa. This proposed acquisition, which is subject to regulatory approvals and the approval of Conservative's shareholders, is expected to be completed by March 31, 1996, but no later than June 30, 1996, unless extended by mutual agreement of both parties. This acquisition will be accounted for as a purchase with core value of deposits resulting from this transaction amortized on an accelerated basis over a period not to exceed 10 years and goodwill, if any, amortized on a straight-line basis over a period not to exceed 20 years.


G.   SUBSEQUENT EVENT - COMMON STOCK DIVIDEND:
     -----------------------------------------

On October 4, 1995, the Corporation's Board of Directors established a quarterly dividend policy and, on the same day, declared a cash dividend of $.10 per share on the Corporation's common stock. Accordingly, a cash dividend totaling $1,429,000 was paid on October 31, 1995, to stockholders of record on October 16, 1995.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               ------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

The Corporation's principal asset is its investment in the capital stock of the Bank, and because it does not generate any significant revenues independent of the Bank, the Corporation's liquidity is dependent on the extent to which it receives dividends from the Bank. The Bank's ability to pay dividends to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Under capital distribution regulations of the OTS, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed dividend, has total capital that is at least equal to the amount of its fully phased-in capital requirements (a "Tier 1 Association") is permitted to pay dividends during a calendar year in an amount equal to the greater of (i) 75.0% of its net income for the recent four quarters, or (ii) 100.0% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in risk-based capital ratio requirement at the beginning of the calendar year. At September 30, 1995, the Bank qualified as a Tier 1 Association, and would be permitted to pay an aggregate amount approximating $93.8 million in dividends under these regulations. Should the Bank's regulatory capital fall below certain levels, applicable law would require prior approval by the OTS of such proposed dividends and, in some cases, would prohibit the payment of dividends.

At September 30, 1995, the cash of Commercial Federal Corporation (the parent company) totaled $12.0 million of which $3.5 million is required to be retained under the terms of the Indenture governing the subordinated notes due December 1999. Due to the parent company's limited independent operations, management believes that the cash balance at September 30, 1995, is currently sufficient to meet operational needs. However, the parent company's ability to make future interest and principal payments on the subordinated notes is dependent upon its receipt of dividends from the Bank. Accordingly, on October 25, 1995, a dividend totaling $3.63 million was declared by the Bank to be paid on or after December 1, 1995, to the parent company. This dividend from the Bank will be paid primarily to cover (i) the semi-annual interest payments on the parent company's subordinated debt and (ii) the initial common stock cash dividend of $1.43 million paid on October 31, 1995, to the parent company's stockholders of record on October 16, 1995. See Note G for additional information regarding this common stock dividend. Future payment of dividends by the parent company will depend on the parent company's consolidated earnings, financial condition, liquidity, capital and other factors, including economic conditions and any regulatory restrictions. No dividends were paid by the Bank to the parent company during the three months ended September 30, 1995 or 1994. The parent company also receives cash from the exercise of stock options and the sale of stock under its employee benefit plans.

The Bank's primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the Federal Home Loan Bank (FHLB) of Topeka and (iv) cash generated from operations. As reflected in the Consolidated Statement of Cash Flows, net cash flows provided by operating activities totaled $4.6 million for the three months ended September 30, 1995, and net cash flows used by operating activities totaled $20.4 million for the three months ended September 30, 1994. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans.

--------------------------------------------

Net cash flows used by investing activities for the three months ended September 30, 1995 and 1994, totaled $9.9 million and $92.0 million, respectively.
Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities and (ii) the purchase and origination of loans and mortgage-backed securities. During the first quarter of fiscal year 1995 the Corporation acquired the assets and liabilities of Home Federal Savings and Loan (Home Federal), located in Ada, Oklahoma, for which it paid cash totaling $9.0 million. The acquisition of Railroad will have no material effect on liquidity since such transaction has been consummated in an exchange of common stock between companies. The proposed acquisition of Conservative, however, is expected to result in a cash payment totaling approximately $19.0 million, and the issuance of common stock of the Corporation, for Conservative's common stock, preferred stock and common stock options.

Net cash flows provided by financing activities for the three months ended September 30, 1995 and 1994, totaled $9.6 million and $121.5 million, respectively. Advances from the FHLB and retail deposits have been the primary sources to balance the Bank's funding needs during each of the periods presented. In addition, during the three months ended September 30, 1994, the Corporation utilized securities sold under agreements to repurchase primarily for liquidity and asset liability management purposes. The Corporation experienced a net increase of $37.9 million in deposits for the three months ended September 30, 1995, compared to a net decrease of $21.3 million for the three months ended September 30, 1994, attributable to a broadened retail deposit base created from acquisitions, opening new branches and to increased marketing efforts and product promotion.

The Corporation has considered and will continue to consider possible mergers with and acquisitions of other selected financial institutions. During fiscal year 1995, the Corporation consummated the acquisitions of Home Federal and Provident Federal Savings Bank (Provident) located in Lincoln, Nebraska; and during fiscal year 1996 to date, consummated the acquisition of Railroad and entered into a merger agreement with Conservative. See Notes E and F for additional information on the acquisitions of Railroad and Conservative. Such acquisitions present the Corporation with the opportunity to further expand its retail network in the Oklahoma, Kansas, Nebraska and Iowa markets; and to increase its earnings potential by increasing its mortgage and consumer loan volumes funded by deposits which generally bear lower rates of interest than alternative sources of funds.

The Corporation will seek to continue its growth through expansion of the Corporation's operations in its market areas and may seek to enter markets in other adjoining states. The Corporation will also seek to expand its operations both through competition for market share within its market areas and through mergers with and acquisitions of other selected financial institutions. Management of the Corporation believes that its emphasis on operating acquired entities as consumer-oriented financial institutions is attractive to potential acquisition candidates and is advantageous in competing with larger banks for acquisitions of selected financial institutions.

At September 30, 1995, the Corporation had issued commitments totaling $88.2 million to fund and purchase loans as follows: $31.0 million of single-family adjustable-rate mortgage loans, $34.4 million of single-family fixed-rate mortgage loans, $13.7 million of consumer loan lines of credit and $9.1 million of commercial real estate loans. In addition, outstanding commitments from mortgage banking operations to purchase mortgage loan servicing rights totaled $3.7 million at September 30, 1995. These outstanding loan commitments to extend credit in order to originate loans or fund consumer loan lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described.

--------------------------------------------

The maintenance of an appropriate level of liquid resources to meet not only regulatory requirements but also to provide funding necessary to meet the Corporation's current business activities and obligations is an integral element in the management of the Corporation's assets. The Corporation is required by federal regulation to maintain a minimum average daily balance of cash and certain qualifying liquid investments equal to 5.0% of the aggregate of the prior month's daily average savings deposits and short-term borrowings. The Corporation's liquidity ratio was 8.03% at September 30, 1995. Liquidity levels will vary depending upon savings flows, future loan fundings, cash operating needs, collateral requirements and general prevailing economic conditions. The Corporation does not foresee any difficulty in meeting its liquidity requirements.


RECENT EVENTS:
--------------

The Bank's savings deposits are insured by the Savings Association Insurance Fund (SAIF), which is administered by the Federal Deposit Insurance Corporation
(FDIC). The assessment rate currently ranges from 0.23% of deposits for well-capitalized institutions to 0.31% of deposits for undercapitalized institutions. The FDIC also administers the Bank Insurance Fund (BIF), which has the same designated reserve ratios as the SAIF. On August 8, 1995, the FDIC adopted an amendment to the BIF risk-based assessment schedule which lowered the deposit insurance assessment rate for most commercial banks and other depository institutions with deposits insured by the BIF to a range of from 0.31% of insured deposits for undercapitalized BIF-insured institutions to 0.04% of deposits for well-capitalized institutions, which constitute over 90% of BIF-insured institutions. The FDIC amendment became effective September 30, 1995. The amendment creates a substantial disparity in the deposit insurance premiums paid by BIF and SAIF members and could place SAIF-insured savings institutions at a significant competitive disadvantage to BIF-insured institutions.

A number of proposals have been considered to recapitalize the SAIF in order to eliminate the premium disparity. The Senate and the House of Representatives have both, as part of a budget reconciliation package to balance the federal budget, approved legislation requiring a one time assessment of .85% of insured deposits to be imposed on all SAIF-insured deposits held as of March 31, 1995. This assessment would be payable during the first quarter of 1996. The assessment would result, on a pro forma basis as of September 30, 1995, in a one-time after-tax charge of approximately $19.5 million to the Corporation. Such assessment would have the effect of reducing the tangible capital of the Bank to $297.5 million, or 5.02%, of adjusted total assets, core capital to $317.6 million, or 5.34%, of adjusted total assets, and risk-based capital to $349.2 million, or 13.06%, of risk-weighted assets. Including the insured deposits of Railroad as if the Corporation and Railroad had merged as of September 30, 1995, the assessment would have resulted, in a one-time after-tax charge of approximately $21.8 million and reduced the pro forma combined tangible, core and risk-based capital to $328.3 million (5.03%), $348.4 million (5.32%) and $381.9 million (12.71%), respectively. The Bank would, on such pro forma basis as of September 30, 1995, continue to exceed the minimum requirements to be classified as a "well-capitalized" institution. See Note C for information on the Bank's regulatory capital and the minimum requirements to be classified well-capitalized. If such a special assessment were required and the SAIF as a result was fully recapitalized, it could have the effect of reducing the Bank's deposit insurance premiums to the SAIF, thereby increasing net income in future periods.

Also under consideration by Congress are proposals relating to merger of the BIF and SAIF funds, the elimination of the thrift charter and the federal tax implications of conversion to a national bank. Management of the Corporation is unable to accurately predict at this time whether any of these proposals will be adopted in their current form or the impact of these proposals on the Corporation.

RESULTS OF OPERATIONS:
----------------------

Net income for the three months ended September 30, 1995, was $11.9 million, or $.91 per share, compared to $507,000 of net income for the three months ended September 30, 1994, or $.04 per share. The increase in net income for the three months ended September 30, 1995, compared to the three months ended September 30, 1994, is primarily due to the following: a $10.7 million non-recurring charge for accelerated amortization of goodwill recorded in the prior quarter and not incurred in the current quarter, an improvement of $1.0 million in real estate operations, a decline of $802,000 in amortization expense of intangible assets, an increase of $734,000 in loan servicing fees, an increase of $475,000 in retail fees and charges, an improvement of $381,000 in gain on sales of loans, an increase of $303,000 in net interest income and an increase of $146,000 in other operating income. These increases to net income were partially offset by an increase of $2.28 million in general and administrative expenses and an increase of $937,000 in the provision for income taxes.

Net Interest Income:
--------------------

Net interest income was $33.5 million for the three months ended September 30, 1995, compared to $33.2 million for the three months ended September 30, 1994, resulting in an increase of $303,000, or .9%. The interest rate spread was 2.20% at September 30, 1995, compared to 2.29% at September 30, 1994, a decrease of nine basis points. During the three months ended September 30, 1995 and 1994, interest rate spreads were 2.15% and 2.31%, respectively, a decrease of 16 basis points. The current interest rate environment has put pressure on the Corporation's interest rate spreads and yields and the resulting net interest income. The future trend in interest rate spreads and net interest income will be dependent upon such factors as the composition and size of the Corporation's interest-earning assets and interest-bearing liabilities, the interest rate risk exposure of the Corporation, and the maturity and repricing activity of interest-sensitive assets and liabilities, as influenced by changes in and levels of both short-term and long-term market interest rates.

Net interest income increased during the three months ended September 30, 1995, compared to September 30, 1994, even though the interest rate spread and the net yield on interest-earning assets decreased 16 and 10 basis points, respectively, due to average interest-earning assets increasing $271.9 million to $5.721 billion for the three months ended September 30, 1995, compared to $5.449 billion for the three months ended September 30, 1994. This increase in average interest-earning assets is primarily due to the acquisitions during fiscal year 1995 and to internal growth.

The Corporation has historically invested in interest-earning assets that have a longer duration than its interest-bearing liabilities. The shorter duration of the interest-sensitive liabilities indicates that the Corporation is exposed to interest rate risk. In a rising rate environment, in addition to reducing the market value of long-term interest-earning assets, liabilities will reprice faster than assets, therefore decreasing net interest income.

To mitigate this risk, the Bank has utilized certain financial instruments to hedge the interest rate exposure on certain interest-sensitive liabilities. However, it has been the general policy of the Bank to move toward a natural, rather than a synthetic, management of its interest rate risk. The Bank has allowed these financial instruments to expire upon maturity while extending the maturities and locking in fixed interest rates on certain borrowings, primarily advances from the FHLB. Such strategy has helped to reduce the Bank's one-year cumulative gap mismatch. In addition, the Bank's continued concentration of adjustable-rate assets as a percentage of total assets benefits the one-year cumulative gap as such adjustable-rate assets reprice and are more responsive to the sensitivity of more frequently repricing interest-bearing liabilities.

--------------------------------

In connection with its asset/liability management program, the Bank has interest rate swap agreements with other counterparties under terms that provide an exchange of interest payments on the outstanding notional amount of the swap. Such agreements have been used to artificially lengthen the maturity of various interest-bearing liabilities. In accordance with these arrangements, the Bank pays fixed rates and receives variable rates of interest according to a specified index. The Bank has reduced its level of such swap agreements to a notional principal amount of $70.0 million at September 30, 1995, from a balance of $78.5 million at June 30, 1995, and $93.5 million at September 30, 1994. For the three months ended September 30, 1995 and 1994, the Bank recorded $927,000 and $1.4 million, respectively, in interest expense from its interest rate swap agreements. In the 12 months ending September 30, 1996, an additional $60.0 million of these swap agreements mature.

The following table presents certain information concerning yields earned on interest-earning assets and rates paid on interest-bearing liabilities during and at the end of each of the periods presented.

-----------------------------------------------------------------------------------------
                                                      For the Three
                                                      Months Ended             At
                                                      September 30,       September 30,
                                                   ------------------    ---------------
                                                    1995        1994      1995     1994
                                                   ------      -----     ------   ------
Weighted average yield on:
 Loans...........................................   8.25%       7.89%     8.25%    7.88%
 Mortgage-backed securities......................   6.42        5.68      6.57     5.86
 Investments.....................................   6.08        6.12      6.23     5.98
                                                   -----       -----     -----    -----
  Interest-earning assets........................   7.67        7.20      7.73     7.24
                                                   -----       -----     -----    -----

Weighted average rate paid on:
 Savings deposits................................   3.15        2.93      3.10    3.02
 Other time deposits.............................   6.01        5.05      6.04    5.09
 Advances from FHLB..............................   5.84        5.47      5.73    5.52
 Securities sold under agreements to repurchase..   7.04        7.10      7.04    8.38
 Other borrowings................................  10.77       11.24     10.86   10.81
                                                   -----       -----     -----   -----
  Interest-bearing liabilities...................   5.52        4.89      5.53    4.95
                                                   -----       -----     -----   -----

Interest rate spread.............................   2.15%       2.31%     2.20%   2.29%
                                                   =====       =====     =====   =====

Net annualized yield on
 interest-earning assets.........................   2.34%       2.44%     2.42%   2.44%
                                                   =====       =====     =====   =====
-----------------------------------------------------------------------------------------

--------------------------------

The following table presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense and average yields and rates during the three months ended September 30, 1995. The table below includes nonaccruing loans averaging $29.0 million for the three months ended September 30, 1995, as interest-earning assets at a yield of zero percent.


--------------------------------------------------------------------------------

                                             Three Months Ended
                                             September 30, 1995
                                    --------------------------------------
                                                              Annualized
                                     Average                    Yield/
(Dollars in Thousands)               Balance      Interest       Rate
 --------------------              -----------   ----------   -----------

Interest-earning assets:
 Loans............................ $ 4,005,821   $   82,579         8.25%
 Mortgage-backed securities.......   1,326,859       21,279         6.42
 Investments......................     387,935        5,940         6.08
                                   -----------   ----------     --------
     Interest-earning assets......   5,720,615      109,798         7.67
                                   -----------   ----------     --------

Interest-bearing liabilities:
 Savings deposits.................     992,641        7,868         3.15
 Other time deposits..............   2,624,165       39,735         6.01
 Advances from FHLB...............   1,609,598       23,711         5.84
 Securities sold under
  agreements to repurchase........     195,755        3,524         7.04
 Other borrowings.................      55,063        1,482        10.77
                                   -----------   ----------     --------
  Interest-bearing
   liabilities....................   5,477,222       76,320         5.52
                                   -----------   ----------     --------

Net earnings balance.............. $   243,393
                                   ===========

Net interest income...............               $   33,478
                                                 ==========

Interest rate spread..............                                  2.15%
                                                                ========

Net annualized yield on
     interest-earning assets......                                  2.34%
                                                                ========

--------------------------------------------------------------------------------

During the three months ended September 30, 1995, the Corporation experienced higher costs on interest-bearing liabilities and a lower interest rate spread and yield compared to the three months ended September 30, 1994, primarily due to increases in the interest rates offered on certain types of deposit products. The Corporation, and most of its competitors in its deposit markets, raised interest rates on deposits during fiscal year 1995 in order to maintain savings deposits as an attractive investment vehicle for consumers. The net earnings balance (the difference between average interest-bearing liabilities and average interest-earning assets) improved by $58.9 million for the three months ended September 30, 1995, compared to the three months ended September 30, 1994, primarily from internal growth.

--------------------------------

The following table presents the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities, respectively, and the amount of change in each attributable to:
(1) changes in volume (change in volume multiplied by prior year rate), and (2) changes in rate (change in rate multiplied by prior year volume). The net change attributable to change in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table demonstrates the effect of the increased volume of interest-earning assets and interest-bearing liabilities, the increasing interest rates and the decline in interest rate spreads previously discussed.



------------------------------------------------------------------------------------------------

                                                                Three Months Ended
                                                           September 30, 1995 Compared
                                                              to September 30, 1994
                                                    ------------------------------------------
                                                            Increase (Decrease) Due to
                                                    ------------------------------------------
(In Thousands)                                       Volume            Rate             Net
--------------                                      --------         --------         --------

Interest Income:
  Loans...........................................  $  6,144         $  3,597         $  9,741
  Mortgage-backed securities......................      (375)           2,453            2,078
  Investments.....................................       (80)             (41)            (121)
                                                    --------         --------         --------
    Interest income...............................     5,689            6,009           11,698
                                                    --------         --------         --------

Interest expense:
  Savings deposits................................        41              543              584
  Other time deposits.............................     2,439            6,215            8,654
  Advances from FHLB..............................    (1,033)           1,538              505
  Securities sold under agreements to repurchase..     1,850              (14)           1,836
  Other borrowings................................      (116)             (68)            (184)
                                                    --------         --------         --------
    Interest expense..............................     3,181            8,214           11,395
                                                    --------         --------         --------

Net effect on net interest income.................  $  2,508         $ (2,205)        $    303
                                                    ========         ========         ========
------------------------------------------------------------------------------------------------

The decrease due to changes in rates between the three months ended September 30, 1995 and 1994, reflects the decrease in interest rate spreads. The improvement due to changes in volume in part reflects the increases in the difference between average interest-bearing liabilities and average interest-earning assets of $58.9 million between the three months ended September 30, 1995 and 1994. The percentage of average interest-earning assets to average interest-bearing liabilities was 104.4% for the three months ended September 30, 1995, compared to 103.5% for the three months ended September 30, 1994, with such improvement primarily due to internal growth.

Provision for Loan Losses and Real Estate Operations:
-----------------------------------------------------

The Corporation recorded loan loss provisions of $1.5 million for both three month periods ended September 30, 1995 and 1994. The loan loss provisions remained stable even though the net loan portfolio increased approximately $308.9 million at September 30, 1995, compared to September 30, 1994, indicating the credit quality of the loan portfolio and the low level of nonperforming loans over the respective periods of time. The allowance for loan losses is based upon management's continuous evaluation of the collectibility of outstanding loans, which takes into consideration such factors as changes in the composition of the loan portfolio and current economic conditions that may affect the borrower's ability to pay, regular examinations by the Corporation's credit review group of specific problem loans and of the overall portfolio quality and real estate market conditions in the Corporation's lending areas.

The Corporation recorded net income on real estate operations of $461,000 for the three months ended September 30, 1995, compared to net losses of $588,000 for the three months ended September 30, 1994. Real estate operations reflect provisions for real estate losses, net real estate operating activity, and gains and losses on dispositions of real estate. The improvements in real estate operations of $1.0 million for the three months ended September 30, 1995, compared to the three months ended September 30, 1994, are primarily due to lower loss provisions, lower operating expenses and litigation recoveries. Management believes that such improvements in real estate operations are indicative of the improvements made in the reduction of the Corporation's real estate portfolio and to the improvement in the real estate markets in general.

Although management of the Corporation believes that present levels of allowances for loan losses are adequate to reflect the risks inherent in its portfolios, there can be no assurance that the Corporation will not experience increases in its nonperforming assets, that it will not increase the level of its allowances in the future or that significant provisions for losses will not be required based on factors such as deterioration in market conditions, changes in borrowers' financial conditions, delinquencies and defaults. In addition, regulatory agencies review the adequacy of allowances for losses on loans on a regular basis as an integral part of their examination process. Such agencies may require additions to the allowances based on their judgments of information available to them at the time of their examinations.

-----------------------------------------------------------------

Nonperforming assets are monitored closely on a regular basis by the Corporation's internal credit review and asset workout groups. Nonperforming assets increased by $631,000, or 1.1%, at September 30, 1995, compared to June 30, 1995, primarily as a result of net increases of $1.5 million in real estate and $1.3 million in nonperforming loans partially offset by a net decrease of $2.2 million in troubled debt restructurings. Nonperforming assets as of the dates indicated are summarized below:

----------------------------------------------------------------------------------
                                                    September 30,        June 30,
(Dollars in Thousands)                                 1995                1994
----------------------------------------------------------------------------------

 Nonperforming loans:
  Residential real estate.......................... $    29,272         $   28,002
  Commercial real estate...........................         868                773
  Consumer.........................................         383                442
                                                    -----------         ----------
   Total...........................................      30,523             29,217
                                                    -----------         ----------

 Real estate:
  Commercial.......................................       9,772              8,795
  Residential......................................       3,882              3,383
                                                    -----------         ----------
   Total...........................................      13,654             12,178
                                                    -----------         ----------

 Troubled debt restructurings:
  Commercial.......................................      13,519             15,708
  Residential......................................       1,332              1,294
                                                    -----------         ----------
   Total...........................................      14,851             17,002
                                                    -----------         ----------

 Total nonperforming assets........................ $    59,028         $   58,397
                                                    ===========         ==========

 Nonperforming loans to total loans................         .75%               .72%
 Nonperforming assets to total assets..............         .99%               .98%

 Allowance for loan losses:
  Other loans (1).................................. $    31,836         $   31,287
  Bulk purchased loans (2).........................      14,555             15,280
                                                    -----------         ----------
   Total........................................... $    46,391         $   46,567
                                                    ===========         ==========

 Allowance for loan losses to total loans..........        1.13%              1.15%
 Allowance for loan losses to total
  nonperforming assets.............................       78.59%             79.74%

----------------------------------------------------------------------------------

(1) Includes $78,000 at both September 30, 1995, and June 30, 1995, in general allowance for losses established primarily to cover risks associated with borrowers' delinquencies and defaults on loans held for sale.

(2) Represents the allowance for loan losses for single-family residential whole loans purchased between January 1991 and June 30, 1992 (bulk purchased loans), which had been allocated from the amount of net discounts associated with the Bank's purchase of these loans to provide for the credit risk associated with such bulk purchased loans. These bulk purchased loans had principal balances of $667.8 million and $701.9 million, respectively, at September 30, 1995, and June 30, 1995. These allowances are available only to absorb losses associated with respective bulk purchased loans, and are not available to absorb losses from other loans.

-----------------------------------------------------------------

The ratio of nonperforming loans to total loans was .75% at September 30, 1995, based on loan balances of $4.0 billion, compared to .72% at June 30, 1995, also based on loan balances approximating $4.0 billion. Management believes that these ratios reflect the quality of the Bank's loan portfolio, which consists primarily of loans secured by single-family residential properties. The ratio of nonperforming assets to total assets of .99% at September 30, 1995, which management believes is favorable compared to industry standards, is one of several indicators of the continued improvement made in stabilizing nonperforming assets. The total allowance for loan losses decreased to $46.4 million at September 30, 1995, compared to $46.6 million at June 30, 1995. Accordingly, the percentages for allowance for loan losses to total loans and to total nonperforming assets decreased slightly at September 30, 1995, compared to June 30, 1995.

Nonperforming loans at September 30, 1995, increased by $1.3 million compared to June 30, 1995, primarily due to a net increase in delinquent residential real estate loans. The net increase of $1.5 million in real estate at September 30, 1995, compared to June 30, 1995, is substantially attributable to the addition of residential and commercial real estate totaling $2.0 million and $1.1 million, respectively, partially offset by the sale of certain residential and commercial real estate properties totaling $1.3 million and $203,000, respectively. The net decrease of $2.2 million in troubled debt restructurings at September 30, 1995, compared to June 30, 1995, is primarily attributable to the loan principal repayment of one commercial loan totaling $1.6 million and the transfer of another commercial loan totaling $527,000 to the nonperforming loans category.

Loan Servicing Fees:
--------------------
Fees from loans serviced for other institutions totaled $6.0 million for the three months ended September 30, 1995, compared to $5.2 million for the three months ended September 30, 1994. This increase of $734,000 comparing the respective periods is primarily due to increases in the size of the Corporation's loan servicing portfolio. At September 30, 1995 and 1994, the Corporation's mortgage servicing portfolio approximated $4.616 billion and $4.176 billion, respectively.

The value of the Corporation's loan servicing portfolio increases as mortgage interest rates rise and loan prepayments decrease. It is expected that income generated from the Corporation's loan servicing portfolio will increase in such an environment. However, this positive effect on the Corporation's income is offset, in part, by a decrease in additional servicing fee income attributable to new loan originations, which historically decrease in periods of higher, or increasing, mortgage interest rates, and by an increase in expenses from loan production costs since a portion of such costs cannot be deferred due to lower loan originations. Conversely, the value of the Corporation's loan servicing portfolio will decrease as mortgage interest rates decline.

Retail Fees and Charges:
------------------------

Retail fees and charges totaled $2.6 million for the three months ended September 30, 1995, compared to $2.2 million for the three months ended September 30, 1994. The net increase of $475,000 in retail fees and charges primarily results from increases in certain checking account fees and from the Corporation's expanding retail customer deposit base over the same respective period.

Gain (Loss) on Sales of Loans:
------------------------------

During the three months ended September 30, 1995, the Bank sold to third parties through its mortgage banking operations loans totaling $91.0 million which resulted in net pre-tax gains of $101,000. This activity compares to sales of $139.5 million during the three months ended September 30, 1994, which resulted in net pre-tax losses of $280,000. The gains recorded in the current fiscal year period are attributable to the relatively stable interest rate environment currently in place during the first quarter and to the recent adoption of the provisions of SFAS No. 122 which prescribes accounting methods that generally result in comparatively higher amounts of gains realized from the sales of loans.

Other Operating Income:
-----------------------

Other operating income totaled $1.6 million for the three months ended September 30, 1995, compared to $1.5 million for the three months ended September 30, 1994. The increase of $146,000 comparing the current quarter results to the prior quarter is primarily due to increases in brokerage insurance commission income of $178,000.

General and Administrative Expenses:
------------------------------------

General and administrative expenses totaled $22.5 million for the three months ended September 30, 1995, compared to $20.3 million for the three months ended September 30, 1994. The increase of $2.28 million for the three months ended September 30, 1995, compared to the three months ended September 30, 1994, was primarily due to net increases in other operating expenses of $871,000, occupancy and equipment of $608,000, compensation and benefits of $419,000, advertising of $278,000 and regulatory insurance and assessments of $152,000 partially offset by a decrease of $48,000 in amortization of purchased and originated mortgage loan servicing rights.

The increase of $2.28 million for the three months ended September 30, 1995, compared to the respective prior year period is primarily attributable to the Corporation's recent acquisitions. Net increases in general and administrative expenses directly resulting from the acquisitions totaled $734,000 comparing the three months ended September 30, 1995, to the respective prior year period.
Such increases in general and administrative expenses result from increased personnel wages and benefits, costs of operating additional branches and higher regulatory insurance costs from the deposits acquired. Other expenses were also incurred on an indirect basis attributable to such acquisitions. Other increases comparing the three months ended September 30, 1995, to the three months ended September 30, 1994, are partly due to additional expenses associated with the addition of three new branches over the same periods of time.

Amortization of Goodwill and Core Value of Deposits:
----------------------------------------------------

Amortization of goodwill and core value of deposits totaled $2.1 million for the three months ended September 30, 1995, compared to $2.9 million for the three months ended September 30, 1994. The net decrease of $802,000 is primarily attributable to a reduction in amortization expense on core value of deposits from acquisitions before fiscal year 1994. Such a reduction is due to an adjustment totaling $6.8 million which reduced core value of deposits recorded January 1, 1995, as a result of the Corporation's recognition of pre-acquisition tax credits and net operating losses.

Accelerated Amortization of Goodwill:
-------------------------------------

Effective June 30, 1994, the Corporation changed its method of valuation of intangible assets incorporating a fair value concept using a lower of cost or market methodology. An appraisal performed by an independent third party of the existing intangible assets relating to acquisitions during 1986 through 1988 of five troubled savings institutions located in Colorado, Kansas and Oklahoma resulted in a fair value estimate of $41.0 million. This appraisal of $41.0 million as of June 30, 1994, was classified by management as core value of deposits totaling $19.6 million and goodwill totaling $21.4 million. The $21.4 million of goodwill has been completely amortized to expense in fiscal year 1995 ($10.7 million amortized in each of the two quarters ended December 31, 1994); and for reporting purposes separately disclosed in the Consolidated Statement of Operations.

Provision for Income Taxes:
---------------------------

For the three months ended September 30, 1995, the provision for income taxes totaled $6.2 million compared to $5.3 million for the respective three months ended September 30, 1994. The effective income tax rate for the three months ended September 30, 1995, was 34.5% compared to 91.3% for the comparable period ended September 30, 1994.

The provision for income taxes is computed on an interim basis based on an estimated effective tax rate expected to be applicable for the entire fiscal year. In arriving at such an effective tax rate, no effect is included for the income tax related to unusual items which are separately reported. For the three months ended September 30, 1994, the Corporation recorded and separately reported accelerated amortization of goodwill totaling $10.7 million. The effect of the accelerated amortization of this nondeductible goodwill has been excluded from the determination of the annualized effective tax rate. As a result, the effective tax rate for the three months ended September 30, 1994, is higher compared to the three months ended September 30, 1995. See "Accelerated Amortization of Goodwill" for additional information on the amortization of this goodwill.

The effective tax rates for both periods vary from the federal statutory rate primarily due to the nondeductibility of amortization of goodwill and core value of deposits in relation to the level of taxable income for the respective periods.

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a). Exhibits:

               Exhibit 11.  Computation of Earnings Per Share

          (b). Reports on Form 8-K

The Corporation filed a Current Report on Form 8-K dated August 8, 1995, reporting that on August 2, 1995, its common stock began trading on the New York Stock Exchange.

The Corporation filed a Current Report on Form 8-K on August 18, 1995, reporting the Corporation entering into, on August 15, 1995, a Reorganization and Merger Agreement (the Agreement) by and among the Corporation, the Bank, Conservative Savings Corporation (Conservative) and Conservative Savings Bank, FSB. Under the terms of the Agreement, the Corporation will acquire all of the outstanding shares of Conservative's common and preferred stock in exchange for cash and a pro-rata number of shares of common stock of the Corporation. See Note F for additional information concerning this proposed merger.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COMMERCIAL FEDERAL CORPORATION
                                      ------------------------------
                                      (Registrant)



Date:  November 13, 1995              /s/ James A. Laphen
       ------------------             ----------------------------------
                                      James A. Laphen, President, Chief
                                      Operating Officer and Chief
                                      Financial Officer (Duly Authorized
                                      and Principal Financial Officer)



Date: November 13, 1995               /s/ Gary L. Matter
      ------------------              ----------------------------------
                                      Gary L. Matter, Senior Vice President,
                                      Controller and Secretary
                                      (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


                                                            Page No.
                                                            --------

Exhibit 11.     Computation of Earnings Per Share             29

                        COMMERCIAL FEDERAL CORPORATION                EXHIBIT 11
                       COMPUTATION OF EARNINGS PER SHARE
                                  (UNAUDITED)
                                  -----------

COMPUTATION OF INCOME PER COMMON AND COMMON EQUIVALENT SHARES:
--------------------------------------------------------------------------------

                                                          Three Months Ended
                                                             September 30,
                                                      --------------------------
                                                          1995         1994
--------------------------------------------------------------------------------
Net income..........................................  $11,859,347  $    506,663
                                                      ===========  ============
--------------------------------------------------------------------------------

PRIMARY:
--------

Weighted average common shares outstanding..........   12,911,130   12,790,301
Add shares applicable to stock options
  using average market price........................      190,662      223,614
                                                      -----------  -----------
Total average common and common equivalent
  shares outstanding................................   13,101,792   13,013,915
                                                      ===========  ===========

Net income per common and common equivalent share...  $       .91  $       .04
                                                      ===========  ===========
--------------------------------------------------------------------------------

FULLY DILUTED (1):
------------------

Weighted average common shares outstanding..........   12,911,130   12,790,301
Add shares applicable to stock options
  using the period-end market price
  if higher than average market price
  and other dilutive factors........................      198,955      223,614
                                                      -----------  -----------
Total average common and common equivalent
  shares outstanding assuming full dilution.........   13,110,085   13,013,915
                                                      ===========  ===========

Net income per common share assuming full dilution..  $       .90  $       .04
                                                      ===========  ===========
--------------------------------------------------------------------------------

(1) This calculation is submitted in accordance with Regulation S-K Item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.
--------------------------------------------------------------------------------