Form 10-Q
period 1995-12-31
COMMERCIAL FEDERAL CORP
filed 1996-02-14
CIK 744778

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended DECEMBER 31, 1995
                                               -----------------

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 1-11515
                       -------

                        COMMERCIAL FEDERAL CORPORATION
                        ------------------------------
            (Exact name of registrant as specified in its charter)

            NEBRASKA                                           47-0658852
            --------                                           ----------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification Number)


   2120 SOUTH 72ND STREET, OMAHA, NEBRASKA                     68124
--------------------------------------------                   -----
  (Address of principal executive offices)                   (Zip Code)


                                (402) 554-9200
                                --------------
             (Registrant's telephone number, including area code)

                                Not Applicable
--------------------------------------------------------------------------------
                    (Former name, former address and former
                  fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES    X    NO
                                                    -        -

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                             Outstanding at February 9, 1996
            -----                             -------------------------------
Common Stock, $0.01 Par Value                        15,054,555 Shares

                   The exhibit index is located on page 30.
                   This document is comprised of 31 pages.

                         COMMERCIAL FEDERAL CORPORATION
                         ------------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----



PART I.  FINANCIAL INFORMATION                                     PAGE NUMBER
         ---------------------                                     -----------

     Item 1.   Financial Statements:

         Consolidated Statement of Financial Condition as of
            December 31, 1995 and June 30, 1995                           3

         Consolidated Statement of Operations for the Three
            and Six Months Ended December 31, 1995 and 1994               4

         Consolidated Statement of Cash Flows for the Three
            and Six Months Ended December 31, 1995 and 1994             5-6

         Notes to Consolidated Financial Statements                    7-13

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    14-26


PART II.  OTHER INFORMATION
          -----------------

     Item 4.  Submission of Matters to a Vote of Security Holders        27

     Item 5.  Other Information                                          28

     Item 6.  Exhibits and Reports on Form 8 - K                         28



SIGNATURE PAGE                                                           29

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------
                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

                         COMMERCIAL FEDERAL CORPORATION
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                  (UNAUDITED)

(Dollars in Thousands)                                                          December 31,   June 30,
                                    ASSETS                                          1995         1995
------------------------------------------------------------------------------  ------------  ----------

Cash (including short-term investments of $3,700 and $6,345)..................    $   69,378  $   35,145
Investment securities available for sale, at fair value.......................        54,640       2,988
Mortgage-backed securities available for sale, at fair value..................       384,692      36,974
Loans held for sale...........................................................        79,158     113,385
Investment securities held to maturity (fair value of $250,035 and $294,805)..       249,355     297,493
Mortgage-backed securities held to maturity (fair value of
$933,780 and $1,319,333)......................................................       931,773   1,327,933
Loans receivable, net of allowances of $48,277 and $48,463....................     4,503,908   4,427,307
Federal Home Loan Bank stock..................................................        92,783     103,648
Interest receivable, net of reserves of $109 and $352.........................        41,871      42,211
Real estate...................................................................        15,927      16,786
Premises and equipment........................................................        68,899      67,204
Prepaid expenses and other assets.............................................        68,633      61,242
Goodwill and core value of deposits, net of accumulated
amortization of $140,432 and $136,032.........................................        32,863      37,263
                                                                                ------------  ----------
Total Assets..................................................................    $6,593,880  $6,569,579
                                                                                ------------  ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits......................................................................    $4,046,499  $4,011,323
Advances from Federal Home Loan Bank..........................................     1,773,687   1,787,352
Securities sold under agreements to repurchase................................       195,755     208,373
Other borrowings..............................................................        60,196      65,303
Interest payable..............................................................        21,257      24,223
Other liabilities.............................................................       133,956     135,391
                                                                                ------------  ----------
Total Liabilities.............................................................     6,231,350   6,231,965
                                                                                ------------  ----------
Commitments and contingencies.................................................            --          --
                                                                                ------------  ----------

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
none issued...................................................................            --          --
Common stock, $.01 par value; 25,000,000 shares authorized;
14,340,274 and 14,272,793 shares issued and outstanding.......................           143         143
Additional paid-in capital....................................................       148,036     146,530
Unrealized holding gain on securities available for sale, net.................         3,249          86
Retained earnings, substantially restricted...................................       211,102     190,855
                                                                                ------------  ----------
Total Stockholders' Equity....................................................       362,530     337,614
                                                                                ------------  ----------
Total Liabilities and Stockholders' Equity....................................    $6,593,880  $6,569,579
                                                                                ------------  ----------

See accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

         (Dollars in Thousands Except Per Share Data)              Three Months Ended         Six Months Ended
                                                                       December 31,             December 31,
                                                                    -----------------         ----------------
                                                                    1995         1994          1995        1994
Interest Income:
 Loans receivable.............................................      $ 94,597   $ 84,667       $188,926   $165,638
 Mortgage-backed securities...................................        21,743     20,912         43,809     40,868
 Investment securities........................................         6,017      6,334         12,324     12,656
  Total interest income.......................................       122,357    111,913        245,059    219,162
Interest Expense:
 Deposits.....................................................        53,606     43,386        106,749     85,127
 Advances from Federal Home Loan Bank.........................        24,930     27,893         50,997     52,893
 Securities sold under agreements to repurchase...............         3,508      1,104          7,154      2,792
 Other borrowings.............................................         1,688      1,833          3,435      3,692
  Total interest expense......................................        83,732     74,216        168,335    144,504
Net Interest Income...........................................        38,625     37,697         76,724     74,658
Provision for Loan Losses.....................................        (1,508)    (1,658)        (3,091)    (3,241)
Net Interest Income After Provision for Loan Losses...........        37,117     36,039         73,633     71,417
Other Income (Loss):
 Loan servicing fees..........................................         6,844      5,967         13,311     12,194
 Retail fees and charges......................................         3,024      2,482          5,708      4,475
 Real estate operations.......................................          (196)       492            169        171
 Gain (loss) on sales of loans................................           318       (950)           170     (1,170)
 Gain on sales of loan servicing rights.......................            --      1,431            452      1,865
 Other operating income.......................................         1,815      2,060          3,384      3,542
  Total other income..........................................        11,805     11,482         23,194     21,077
Other Expense:
 General and administrative expenses:
  Compensation and benefits...................................        10,891     11,052         22,303     21,642
  Occupancy and equipment.....................................         6,015      5,199         11,573     10,139
  Regulatory insurance and assessments........................         2,595      2,275          5,110      4,541
  Advertising.................................................         1,447      1,109          2,871      2,262
  Amortization of purchased and originated mortgage
   loan servicing rights                                               2,155      2,014          4,158      4,086
  Other operating expenses....................................         5,425      4,069         10,481      7,385
  Total general and administrative expenses...................        28,528     25,718         56,496     50,055
 Amortization of goodwill and core value of deposits..........         2,200      2,896          4,400      5,796
 Accelerated amortization of goodwill.........................            --     10,678             --     21,357
  Total other expense.........................................        30,728     39,292         60,896     77,208
Income Before Provision for Income Taxes......................        18,194      8,229         35,931     15,286
Provision for Income Taxes....................................         6,330      6,048         12,823     11,837
Net Income....................................................      $ 11,864   $  2,181        $23,108   $  3,449

Per Common Share:
 Net Income...................................................          $.82       $.15        $  1.59   $    .24
 Dividends Declared...........................................          $.20       $ --        $   .20   $     --

See accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

(Dollars in Thousands)                                                      Six Months Ended
                                                                               December 31,
                                                                       -----------------------------
                                                                             1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...........................................................         $  23,108   $   3,449
Adjustments to reconcile net income to net cash provided
 (used) by operating activities:
  Accelerated amortization of goodwill...............................                --      21,357
  Amortization of goodwill and core value of deposits................             4,400       5,796
  Provisions for loss on loans and real estate.......................             2,623       3,434
  Depreciation and amortization......................................             3,216       3,822
  Accretion of deferred discounts and fees...........................            (6,290)     (3,760)
  Amortization of purchased and originated mortgage
   loan servicing rights.............................................             4,158       4,086
  Amortization of deferred compensation on restricted
   stock and premiums................................................             4,404       3,255
  Gain on sale of real estate, net...................................              (349)       (753)
  (Gain) loss on sales of loans, net.................................              (170)      1,170
  Gain on sales of loan servicing rights.............................              (452)     (1,865)
  Stock dividends from Federal Home Loan Bank........................            (1,507)         --
  Proceeds from the sale of loans....................................           333,139     351,592
  Origination of loans for resale....................................          (187,317)   (132,928)
  Purchase of loans for resale.......................................          (146,976)   (244,551)
  Decrease (increase) in interest receivable.........................               340      (2,729)
  Increase in interest payable.......................................            (2,966)     (6,667)
  Decrease in other liabilities......................................            (2,868)    (11,339)
  Other items, net...................................................            (1,634)       (481)
                                                                              ---------   ---------
Total adjustments....................................................             1,751     (10,561)
                                                                              ---------   ---------
Net cash provided (used) by operating activities                              $  24,859   $  (7,112)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal repayments of mortgage-backed securities...................         $  93,377   $  75,490
Purchases of loans...................................................          (315,861)   (401,947)
Origination of loans, net of repayments..............................           223,109      71,671
Maturities and repayments of investment securities...................            56,629       1,965
Maturities of investment securities available for sale...............             1,000          --
Purchases of investment securities...................................           (61,278)    (10,000)
Purchases of mortgage loan servicing rights..........................            (7,252)     (3,969)
Proceeds from sale of real estate....................................             7,034       5,978
Purchases of premises and equipment, net.............................            (4,911)     (7,523)
Payments to acquire real estate......................................            (1,229)       (395)
Proceeds from sale of mortgage-backed securities available for sale..             2,614      22,645
Purchases of mortgage-backed securities..............................                --     (10,628)
Acquisitions, net of cash (paid) received............................                --      (6,338)
Proceeds from sale of mortgage loan servicing rights.................               452       1,865
Proceeds from sale of Federal Home Loan Bank stock...................            16,085       1,525
Purchases of Federal Home Bank stock.................................            (3,713)     (7,816)
Proceeds from sale of investment securities available for sale.......                --      14,797
                                                                              ---------   ---------
Net cash used by investing activities                                         $   6,056   $(252,680)

                         COMMERCIAL FEDERAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)


(Dollars in Thousands)                                              Six Months Ended
                                                                      December 31,
                                                                   -----------------
                                                                   1995        1994
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits...............................  $  35,176   $  (5,996)
Proceeds from Federal Home Loan Bank advances.................    183,000     549,042
Repayment of Federal Home Loan Bank advances..................   (196,728)   (222,306)
Proceeds from securities sold under agreements to repurchase..         --     110,000
Repayment of securities sold under agreements to repurchase...    (12,618)   (157,432)
Repayment of other borrowings.................................     (5,151)     (2,704)
Payment of cash dividends on common stock.....................     (1,429)         --
Issuance of common stock......................................      1,006           3
Other items, net..............................................         62         148
                                                                ---------   ---------
Net cash provided by financing activities.....................  $   3,318   $ 270,755


CASH AND CASH EQUIVALENTS:
Increase in net cash position.................................  $  34,233   $  10,963
Balance, beginning of year....................................     35,145      28,005
                                                                ---------   ---------
Balance, end of period........................................  $  69,378   $  38,968
                                                                =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest expense.............................................  $171,237    $ 151,022
 Income taxes, net............................................     8,036        3,884
Non-cash investing and financing activities:
 Securities transferable from held to maturity to available
  for sale, net...............................................   410,930           --
 Loans exchanged for mortgage-backed securities...............    42,756      164,386
 Loans transferred to real estate.............................     6,036        2,630
 Loans to facilitate the sale of real estate..................        51          480

See accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              AS OF AND FOR THE SIX MONTHS ENDED DECEMBER 31, 1995
                                  (UNAUDITED)

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

On October 2, 1995, the Corporation consummated its acquisition of Railroad Financial Corporation (Railroad), parent company of Railroad Savings Bank, fsb. This acquisition was accounted for as a pooling of interests and, accordingly, the Corporations's historical consolidated financial statements have been restated for all periods prior to the acquisition to include the accounts and results of operations of Railroad. See Note D for additional information regarding this merger.

The accompanying interim consolidated financial statements have not been audited by independent auditors. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments except for the restatement of all periods prior to the merger with Railroad and the accelerated amortization of goodwill recorded during the first six months of fiscal year 1995) considered necessary to fairly present the financial statements have been included. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's June 30, 1995, Annual Report to Stockholders. The results of operations for the three and six month periods ended December 31, 1995, are not necessarily indicative of the results which may be expected for the entire fiscal year 1996. Certain amounts in the prior fiscal year periods have been reclassified for comparative purposes.

B.  ACCOUNTING CHANGES:
    -------------------

ACCOUNTING FOR MORTGAGE SERVICING RIGHTS:

As of July 1, 1995, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 122 (SFAS No. 122) entitled "Accounting for Mortgage Servicing Rights." SFAS No. 122 provides that an institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Mortgage servicing rights should be amortized in proportion to and over the period of estimated net servicing income and should be evaluated for impairment based on their fair value. The impairment evaluation should stratify the mortgage servicing rights based upon one or more of the predominant risk characteristics of the underlying loans. The effect of adopting the provisions of SFAS No. 122 was to increase pre-tax earnings of approximately $838,000 and $1,932,000, respectively, for the three and six months ended December 31, 1995.

The unamortized book value of mortgage servicing rights totaled $41,111,000 at December 31, 1995. The fair value of the Corporation's mortgage servicing rights totaled approximately $65,800,000 at December 31, 1995. The fair value of capitalized mortgage servicing rights is calculated using the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved. For purposes of measuring impairment of mortgage servicing rights, the predominant

    -------------------------------

risk characteristics used by the Corporation to stratify mortgage servicing rights include the underlying loans' interest rates, prepayment speeds and loan type. No valuation allowance for capitalized servicing rights was necessary to be established as of December 31, 1995.

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


C.     RECLASSIFICATION OF INVESTMENT AND MORTGAGE-BACKED SECURITIES:
       -------------------------------------------------------------

As of July 1, 1994, the Corporation adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which required the classification of investments into three categories: Held-to-Maturity, Trading and Available-For-Sale. At December 31, 1995, pursuant to the issuance of a special report by the Financial Accounting Standards Board entitled "A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities," and the reassessment of the appropriateness of the classification of all securities held, the Corporation reclassified $410,930,000 (net) of investment and mortgage-backed securities from securities held to maturity to securities available for sale.

Such reclassification consisted of substantially all existing 15- and 30-year fixed rate mortgage-backed securities approximating $370.4 million held by the Bank and approximately $49.9 million of agency investment securities from the Held-to-Maturity classification into the Available-For-Sale account category. In addition, approximately $9.4 million of adjustable rate mortgage-backed securities were reclassified from Available-For-Sale to Held-to-Maturity.

The purpose of this reclassification is to sell such securities and use the proceeds to fund Federal Home Loan Bank advances as such borrowings become due, and to have the flexibility, should the opportunity arise, to reinvest proceeds into adjustable rate or shorter duration interest-earning assets.

D.   ACQUISITION OF RAILROAD FINANCIAL CORPORATION:
     ----------------------------------------------

On October 2, 1995, the Corporation consummated its acquisition of Railroad and, pursuant to the terms of the merger agreement, 2,156,232 shares of Railroad's common stock were delivered to the Corporation in exchange for approximately 1,377,617 shares of the Corporation's common stock (exchange ratio of .6389 based on an average closing price of $35.063). Cash was paid for fractional shares. Railroad operated 18 branches and 71 agency offices throughout the state of Kansas and at September 30, 1995, had assets of approximately $602,900,000, deposits of approximately $421,400,000 and stockholders' equity of approximately $27,700,000. This acquisition was accounted for as a pooling of interests and, accordingly, the Corporation's historical consolidated financial statements have been restated for all periods prior to the acquisition to include the accounts and results of operations of Railroad.

The following table summarizes results of operations of the Corporation and Railroad for the three months ended September 30, 1995, as separately reported prior to the merger, that are including in results of operations for the six months ended December 31, 1995:

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
(In Thousands)                          Corporation     Railroad      Combined
--------------------------------------------------------------------------------
Total interest income and other income. $  120,560      $ 13,531     $  134,091
Total interest expense.................     76,320         8,283         84,603
Net income (loss)......................     11,859          (615)        11,244

--------------------------------------------------------------------------------
The following table reconciles revenue and earnings previously reported by the Corporation to give effect to the merger as currently presented in the financial statements for the three and six months ended December 31, 1994.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
(In Thousands)                          Corporation     Railroad      Combined
--------------------------------------------------------------------------------
Three months ended December 31, 1994:
Total interest income and other income. $  111,436      $ 11,959     $  123,395
Total interest expense.................     68,010         6,206         74,216
Net income.............................      1,250           931          2,181

Six months ended December 31, 1994:
Total interest income and other income. $  217,513      $ 22,726     $ 240,239
Total interest expense.................    132,935        11,569       144,504
Net income.............................      1,757         1,692         3,449

--------------------------------------------------------------------------------
Railroad's results of operations were reported on a calendar year basis previous to its merger into the Corporation. However, in restating prior periods for the most recent fiscal year, Railroad's accounts and results of operations were conformed to the Corporation's four quarters ended June 30, 1995. Accordingly, in changing fiscal years Railroad's accounts and results of operations for the six months ended June 30, 1994 were excluded from reported results of operations for the restated combined companies. As such, the following table summarizes the details of changes in retained earnings for such period:
--------------------------------------------------------------------------------
(In Thousands)
--------------------------------------------------------------------------------

Balance, June 30, 1994 (restated).................................... $ 159,489
Reported net income from fiscal year ended June 30, 1995 (restated)..    31,181
Results of operations not reported adjusted for pooling of interests.       185
Balance, June 30, 1995 (restated).................................... $ 190,855

--------------------------------------------------------------------------------

E.     COMMON STOCK DIVIDENDS:
       -----------------------

On October 4, 1995, the Corporation's Board of Directors established a quarterly dividend policy and, on the same day, declared a cash dividend of $.10 per share on the Corporation's common stock. Accordingly, a cash dividend totaling $1,429,000 was paid on October 31, 1995, to stockholders of record on October 16, 1995. In addition, on January 12, 1996, the Corporation paid a second quarterly cash dividend of $.10 per share to stockholders of record on December 29, 1995. The declaration of such dividend on December 20, 1995 reduced retained earnings/total stockholders equity by $1,434,000 as of December 31, 1995. The Corporation currently plans to continue paying dividends on a quarterly basis subject to the Board of Director's continuing evaluation of the Corporation's consolidated earnings, financial condition, liquidity, capital and other factors, including economic conditions and any regulatory restrictions.


F.   COMMITMENTS AND CONTINGENCIES:
     ------------------------------

At December 31, 1995, the Corporation had issued commitments totaling $114,970,000 to fund and purchase loans as follows: $23,221,000 of single-family adjustable-rate mortgage loans, $69,065,000 of single-family fixed-rate mortgage loans, $15,152,000 of consumer loan lines of credit and $7,532,000 of commercial real estate loans. In addition, outstanding commitments from mortgage banking operations to purchase mortgage loan servicing rights totaled $2,290,000 at December 31, 1995. These outstanding loan commitments to extend credit in order to originate loans or fund consumer loan lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. Loans sold subject to recourse provisions totaled approximately $44,470,000 at December 31, 1995, which represents the total potential credit risk associated with these particular loans. Such credit risk would, however, be offset by the value of the single-family residential properties which collateralize these loans.

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

G. REGULATORY CAPITAL:
   -------------------

At December 31, 1995, the Bank's estimates of its capital amounts and the capital levels required under Office of Thrift Supervision (OTS) capital regulations are as follows:



(Dollars in Thousands)                            Actual   Requirement  Excess
------------------------------------------------  ------   -----------  ------

Bank's stockholder's equity.....................  $398,915

Less unrealized holding gain on
  securities available for sale, net............    (3,249)
Less intangible assets..........................   (31,096)

Less phase-out of investment
  in non-includable subsidiaries................    (2,880)
                                                  --------
Tangible capital................................  $361,690   $ 98,488  $263,202
                                                  ========   ========  ========

Tangible capital to adjusted assets (1).........      5.51%      1.50%     4.01%
                                                  ========   ========  ========


Tangible capital................................  $361,690

Plus certain restricted amounts
  of other intangible assets....................    18,816
                                                  --------
Core capital (Tier 1 capital)...................  $380,506   $197,541  $182,965
                                                  ========   ========  ========


Core capital to adjusted assets (2).............      5.78%      3.00%     2.78%
                                                  ========   ========  ========


Core capital....................................  $380,506
Plus general loan loss allowances...............    34,700
Less amount of land loans and
  non-residential construction loans in
  excess of an 80.0% loan-to-value ratio........      (523)
                                                  --------
Risk-based capital (Total capital)..............  $414,683   $242,176  $172,507
                                                  ========   ========  ========

Risk-based capital to risk weighted assets (3)..     13.70%      8.00%     5.70%
                                                  ========   ========  ========

(1)  Based on adjusted total assets totaling $6,565,892,000.
(2)  Based on adjusted total assets totaling $6,584,708,000.
(3)  Based on risk-weighted assets totaling $3,027,204,000.

Effective July 1, 1994, the OTS amended its risk-based capital standards to include an interest rate risk component. The amendment requires thrifts with interest rate risk in excess of certain levels to maintain additional capital. Under this amendment, thrifts are divided into two groups, those with "normal" levels of interest rate risk and those with "greater than normal" levels of interest rate risk. Thrifts with greater than normal levels are subject to a deduction from total capital for purposes of calculating risk-based capital. In a letter dated August 21, 1995, the OTS notified all savings associations that it had delayed this interest rate risk capital deduction until further notice, pending the testing of the OTS appeals process pursuant to Thrift Bulletin No.
67. Based on the Bank's interest rate risk profile and the level of interest rates at December 31, 1995, as well as the Bank's level of risk-based capital at December 31, 1995, management believes that the Bank does not have a greater than normal level of interest rate risk as measured under the OTS rule and will not be required to increase its capital as a result of the rule.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five regulatory capital categories: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized; and authorized banking regulatory agencies to take prompt corrective action with respect to institutions in the three undercapitalized categories. These corrective actions become increasingly more stringent as the institution's regulatory capital declines. At December 31, 1995, the Bank exceeded the minimum requirements for the well-capitalized category as shown in the following table.

                                 Tier 1 Capital    Tier 1 Capital     Total Capital
                                   to Adjusted        to Risk -         to Risk -
(Dollars in Thousands)            Total Assets     Weighted Assets   Weighted Assets
                                 --------------    ---------------   ---------------
Actual capital.................      $380,506          $380,506          $414,683
Percentage of adjusted assets..          5.78%            12.57%            13.70%
Minimum requirements to be
 classified well-capitalized...          5.00%             6.00%            10.00%

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

H.     SUBSEQUENT EVENT - DISPOSITION OF LEVERAGE LEASES:
       -------------------------------------------------

Commercial Federal Investment Corporation (CFIC), a wholly-owned subsidiary of the Bank, purchased through a trustee in two separate transactions in 1986 portions of El Paso Electric Company's (El Paso) ownership interest in a nuclear generating facility located in Palo Verde, Arizona. The transactions effectively involved a sale by El Paso of a portion of the interest in the generating facility and the leaseback of the facility El Paso. In December 1991, CFIC's investment in the leveraged leases was reduced to zero after CFIC drew two letters of credit which collateralized such investment.

Effective February 12, 1996, after a series of actions and plans of reorganization in bankruptcy court, El Paso's Fourth Amended Plan of Reorganization was approved, providing for the transfer of CFIC's ownership interest in the Palo Verde facility back to El Paso. Accordingly, the disposition of CFIC's ownership interest in this asset results in the recognition of income approximating $154,900,000 for tax purposes only and in estimated federal and state tax liabilities totaling approximately $54,827,000. Such tax cash payments are due June 1996 for the federal liability and in September and October 1996 for the state liabilities. Such amounts are recorded as deferred income taxes payable on CFIC's statement of financial condition.

I.     SUBSEQUENT EVENT - ACQUISITION OF CONSERVATIVE SAVINGS CORPORATION:
       -------------------------------------------------------------------

On February 1, 1996, the Corporation consummated its acquisition of Conservative Savings Corporation (Conservative), parent company of Conservative Savings Bank, FSB. Under the terms of the Reorganization and Merger Agreement (the Merger Agreement), the Corporation acquired all of the outstanding shares of Conservative's common stock (1,844,838 shares) and preferred stock (460,000 shares). Each share of Conservative's common stock was exchanged for $6.34 in cash and .2453 shares of the Corporation's common stock. Each share of Conservative's preferred stock was exchanged for $14.33 in cash and .5544 shares of the Corporation's common stock. Based on the Corporation's closing stock price of $36.50 at February 1, 1996, the total consideration for this acquisition approximates $44,114,000.

At January 26, 1996, Conservative had assets of approximately $303,979,000, deposits of approximately $198,375,000 and stockholders' equity of approximately $36,278,000. Conservative operated nine branches with seven located in Nebraska, one in Overland Park, Kansas and one in Harlan, Iowa. It is anticipated that three of the former Conservative branches and two branches of the Corporation will be closed in the consolidation process pursuant to this acquisition. The Conservative acquisition will be accounted for as a purchase with the fair value of the assets and liabilities being determined including an independent core value study, branch appraisals and a valuation of the loan servicing portfolio, to be completed on or before June 30, 1996. In addition, costs and expenses associated with this acquisition are estimated to approximate $1,800,000. Core value of deposits resulting from this transaction will be amortized on an accelerated basis over a period not to exceed 10 years and goodwill, if any, amortized on a straight-line basis over a period not to exceed 20 years. The effect of this acquisition on the Corporation's consolidated financial statements will not be material.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                ------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

On October 2, 1995, the Corporation consummated its acquisition of Railroad Financial Corporation, parent company of Railroad Savings Bank, fsb. This acquisition was accounted for as a pooling of interests and, accordingly, the Corporation's historical consolidated financial statements have been restated for all periods prior to the acquisition to include the accounts and results of operations of Railroad.


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

The Corporation's principal asset is its investment in the capital stock of the Bank, and because it does not generate any significant revenues independent of the Bank, the Corporation's liquidity is dependent on the extent to which it receives dividends from the Bank. The Bank's ability to pay dividends to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Under capital distribution regulations of the OTS, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed dividend, has total capital that is at least equal to the amount of its fully phased-in capital requirements (a "Tier 1 Association") is permitted to pay dividends during a calendar year in an amount equal to the greater of (i) 75.0% of its net income for the recent four quarters, or (ii) 100.0% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in risk-based capital ratio requirement at the beginning of the calendar year. At December 31, 1995, the Bank qualified as a Tier 1 Association, and would be permitted to pay an aggregate amount approximating $90.2 million in dividends under these regulations. Should the Bank's regulatory capital fall below certain levels, applicable law would require prior approval by the OTS of such proposed dividends and, in some cases, would prohibit the payment of dividends.

At December 31, 1995, the cash of Commercial Federal Corporation (the parent company) totaled $11.0 million of which $3.5 million is required to be retained under the terms of the Indenture governing the $40.25 million of subordinated notes due December 1999. Due to the parent company's limited independent operations, management believes that the cash balance at December 31, 1995, is currently sufficient to meet operational needs. However, the parent company's ability to make future interest and principal payments on the subordinated notes, and on the $6.9 million of 10.0% senior notes acquired in the Railroad merger, is dependent upon its receipt of dividends from the Bank. Accordingly, on December 13, 1995, a dividend totaling $3.63 million was paid by the Bank to the parent company. This dividend from the Bank was paid primarily to cover (i) the semi-annual interest payments on the parent company's subordinated debt and
(ii) the initial common stock cash dividend of $1.43 million paid on October 31, 1995. See Note E for additional information regarding cash dividends on common stock paid to date by the parent company. Future payment of dividends by the parent company will depend on the parent company's consolidated earnings, financial condition, liquidity, capital and other factors, including economic conditions and any regulatory restrictions. The Bank will continue to pay dividends to the parent company, pursuant to regulatory restrictions, to cover the cash dividends on common stock that the parent company intends to pay on a quarterly basis. A dividend totaling $2.2 million was paid by the Bank to the parent company during the three months ended December 31, 1994. The parent company also receives cash from the exercise of stock options and the sale of stock under its employee benefit plans.

The Bank's primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the Federal Home Loan Bank (FHLB) of Topeka and (iv) cash generated from operations. As reflected in the Consolidated Statement of Cash Flows, net cash flows provided by operating activities totaled $24.9 million for the six months ended December 31, 1995, and net cash flows used by operating activities totaled $7.1 million for the six months ended December 31, 1994. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans.

--------------------------------------------

Net cash flows provided by investing activities for the six months ended December 31, 1995 totaled $6.1 million and net cash flows used by investing activities totaled $252.7 million for the six months ended December 31, 1994. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities and (ii) the purchase and origination of loans and mortgage-backed securities. During the first quarter of fiscal year 1995 the Corporation acquired the assets and liabilities of Home Federal Savings and Loan (Home Federal), located in Ada, Oklahoma, for which it paid cash totaling $9.0 million. The acquisition of Railroad had no material effect on liquidity, except for the cash outlay totaling $3.3 million relating to non-recurring merger related costs, since such transaction was consummated in an exchange of common stock between companies. The acquisition of Conservative, however, will result in a cash payment totaling approximately $18.3 million, in addition to the issuance of common stock of the Corporation, for Conservative's common and preferred stock. On February 1, 1996, cash totaling $18.3 million was disbursed in the acquisition of Conservative. See Note I for information regarding details of the acquisition of Conservative.

As discussed in Note C, management of the Corporation developed an asset/liability management strategy to reclassify substantially all 15 and 30-year fixed-rate mortgage-backed securities approximately $370.4 million and agency investment securities approximating $49.9 million from held to maturity to available for sale. The purpose of this strategy is to sell such securities and use the proceeds to fund FHLB advances as they become due, and to have the flexibility, should the opportunity arise, to reinvest proceeds into adjustable-rate or shorter duration interest-earning assets. During January 1996, approximately $190.0 million of such investment and mortgage-backed securities were sold with the proceeds used to pay maturing FHLB advances.

Net cash flows provided by financing activities for the six months ended December 31, 1995 and 1994, totaled $3.3 million and $270.8 million, respectively. Advances from the FHLB and retail deposits have been the primary sources to balance the Bank's funding needs during each of the periods presented. In addition, during the six months ended December 31, 1994, the Corporation utilized securities sold under agreements to repurchase primarily for liquidity and asset liability management purposes. The Corporation experienced net increases of $35.2 million and $78.1 million, respectively, in deposits for the six months ended December 31, 1995 and 1994 due to a broadened retail deposit base created from acquisitions, opening new branches and to increased marketing efforts and product promotion.

The Corporation's subordinated notes became redeemable effective December 15, 1995. Accordingly, given the current interest rate environment in relation to the interest rates such notes now bear (10.25% on $40.25 million and 10.0% on $6.9 million), management is pursuing the refinancing of its outstanding subordinated debt totaling $47.15 million. The interest rate on the proposed refinanced debt is anticipated to be lower by approximately 200 to 250 basis points than what the current notes presently bear.

The Corporation has considered and will continue to consider possible mergers with and acquisitions of other selected financial institutions. During fiscal year 1995, the Corporation consummated the acquisitions of Home Federal and Provident Federal Savings Bank (Provident) located in Lincoln, Nebraska; and during fiscal year 1996 to date, consummated the acquisitions of Railroad and Conservative. See Notes D and I for additional information on the acquisitions of Railroad and Conservative. Such acquisitions present the Corporation with the opportunity to further expand its retail network in the Oklahoma, Kansas, Nebraska and Iowa markets; and to increase its earnings potential by increasing its mortgage and consumer loan volumes funded by deposits which generally bear lower rates of interest than alternative sources of funds.

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

At December 31, 1995, the Corporation had issued commitments totaling $115.0 million to fund and purchase loans as follows: $23.2 million of single-family adjustable-rate mortgage loans, $69.1 million of single-family fixed-rate mortgage loans, $15.2 million of consumer loan lines of credit and $7.5 million of commercial real estate loans. In addition, outstanding commitments from mortgage banking operations to purchase mortgage loan servicing rights totaled $2.3 million at December 31, 1995. These outstanding loan commitments to extend credit in order to originate loans or fund consumer loan lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described.

--------------------------------------------

The maintenance of an appropriate level of liquid resources to meet not only regulatory requirements but also to provide funding necessary to meet the Corporation's current business activities and obligations is an integral element in the management of the Corporation's assets. The Corporation is required by federal regulation to maintain a minimum average daily balance of cash and certain qualifying liquid investments equal to 5.0% of the aggregate of the prior month's daily average savings deposits and short-term borrowings. The Corporation's liquidity ratio was 8.01% at December 31, 1995. Liquidity levels will vary depending upon savings flows, future loan fundings, cash operating needs, collateral requirements and general prevailing economic conditions. The Corporation does not foresee any difficulty in meeting its liquidity requirements.


RECENT EVENTS:
--------------

The Bank's savings deposits are insured by the Savings Association Insurance Fund (SAIF), which is administered by the Federal Deposit Insurance Corporation
(FDIC). The assessment rate currently ranges from 0.23% of deposits for well-capitalized institutions to 0.31% of deposits for undercapitalized institutions. The FDIC also administers the Bank Insurance Fund (BIF), which has the same designated reserve ratios as the SAIF. On August 8, 1995, the FDIC adopted an amendment to the BIF risk-based assessment schedule which lowered the deposit insurance assessment rate for most commercial banks and other depository institutions with deposits insured by the BIF to a range of from 0.31% of insured deposits for undercapitalized BIF-insured institutions to 0.04% of deposits for well-capitalized institutions, which constitute over 90% of BIF-insured institutions. The FDIC amendment became effective September 30, 1995. Subsequently, the FDIC reduced the assessment rate for the most highly rated BIF-insured institutions to zero percent. The amendment creates a substantial disparity in the deposit insurance premiums paid by BIF and SAIF members and could place SAIF-insured savings institutions at a significant competitive disadvantage to BIF-insured institutions.

A number of proposals have been considered to recapitalize the SAIF in order to eliminate the premium disparity. The Senate and the House of Representatives have both, as part of a budget reconciliation package to balance the federal budget, approved legislation requiring a one-time assessment of .85% of insured deposits to be imposed on all SAIF-insured deposits held as of March 31, 1995. This assessment was scheduled to be payable during the first quarter of 1996. The assessment would result, on a pro forma basis as of December 31, 1995, in a one-time after-tax charge of approximately $21.8 million to the Corporation. Such assessment would have the effect of reducing the tangible capital of the Bank to $339.9 million, or 5.19%, of adjusted total assets, core capital to $358.7 million, or 5.47%, of adjusted total assets, and risk-based capital to $392.9 million, or 13.07%, of risk-weighted assets. Including the insured deposits of Conservative as if the Corporation and Conservative had merged as of December 31, 1995, the assessment would have resulted in a one-time after-tax charge of approximately $22.9 million, and reduced the pro forma combined tangible, core and risk-based capital to $371.2 million (5.38%), $390.0 million (5.64%) and $425.0 million (13.35%), respectively. The Bank would, on such pro forma basis as of December 31, 1995, continue to exceed the minimum requirements to be classified as a "well-capitalized" institution under applicable regulations. See Note C for information on the Bank's regulatory capital and the minimum requirements to be classified well-capitalized. If such a special assessment were required and the SAIF as a result was fully recapitalized, it could have the effect of reducing the Bank's deposit insurance premiums to the SAIF, thereby increasing net income in future periods.

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

RESULTS OF OPERATIONS:
----------------------

Net income for the three months ended December 31, 1995, was $11.9 million, or $.82 per share, compared to $2.2 million of net income for the three months ended December 31, 1994, or $.15 per share. The increase in net income for the three months ended December 31, 1995, compared to the three months ended December 31, 1994, is primarily due to the following: a $10.7 million non-recurring charge for accelerated amortization of goodwill recorded in the prior quarter and not incurred in the current quarter, an increase of $1.1 million in net interest income after provision for loan losses, an increase of $877,000 in loan servicing fees, a decline of $696,000 in amortization expense of intangible assets, and an increase of $542,000 in retail fees and charges. These increases to net income were partially offset by an increase of $2.8 million in general and administrative expenses, a decline of $688,000 in real estate operations, an increase of $282,000 in the provision for income taxes, a decrease of $245,000 in other operating income and a decrease of $163,000 in the gain on sales of loans and loan servicing rights.

Net income for the six months ended December 31, 1995, was $23.1 million, or $1.59 per share, compared to $3.4 million of net income for the six months ended December 31, 1994, or $.24 per share. The increase in net income for the six months ended December 31, 1995, compared to the six months ended December 31, 1994, is primarily due to the following: a $21.4 million non-recurring charge for accelerated amortization of goodwill recorded in the prior period and not incurred in the current period, an increase of $2.2 million in net interest income after provision for loan losses, a decline of $1.4 million in amortization expense of intangible assets, an increase of $1.2 million in retail fees and charges and an increase of $1.1 million in loan servicing fees. These increases to net income were partially offset by an increase of $6.4 million in general and administrative expenses, an increase of $986,000 in the provision for income taxes, a decrease of $158,000 in other operating income and a decrease of $73,000 in the gain on sales of loans and loan servicing rights.

Net Interest Income:
--------------------

Net interest income was $38.6 million for the three months ended December 31, 1995, compared to $37.7 million for the three months ended December 31, 1994, resulting in an increase of $928,000, or 2.5%. Net interest income was $76.7 million for the six months ended December 31, 1995, compared to $74.7 million for the six months ended December 31, 1994, resulting in an increase of $2.1 million, or 2.8%. The interest rate spread was 2.35% at December 31, 1995, compared to 2.21% at December 31, 1994, an increase of 14 basis points. However, during the three months ended December 31, 1995 and 1994, interest rate spreads were 2.26% and 2.34%, respectively, a decrease of 8 basis points; and during the six months ended December 31, 1995 and 1994, interest rate spreads were 2.24% and 2.35%, respectively, a decrease of 11 basis points. The current interest rate environment has put pressure on the Corporation's interest rate spreads and yields and the resulting net interest income. However, it is expected that the sale subsequent to December 31, 1995 of approximately $190.0 million of the $420.3 million of the investment and mortgage-backed securities reclassed from held-to-maturity to available-for-sale (see Note C), and the utilization of the proceeds to repay maturing FHLB advances, will improve the interest rate spreads and yields in future periods. The future trend in interest rate spreads and net interest income will be dependent upon such factors as the composition and size of the Corporation's interest-earning assets and interest-bearing liabilities, the interest rate risk exposure of the Corporation, and the maturity and repricing activity of interest-sensitive assets and liabilities, as influenced by changes in and levels of both short-term and long-term market interest rates.

Net interest income increased during the three and six months ended December 31, 1995, compared to the same periods ended December 31, 1994, even though the interest rate spreads and the net yields on interest-earning assets decreased. Such increases are due to average interest-earning assets increasing $303.1 million to $6.315 billion for the six months ended December 31, 1995, compared to $6.012 billion for the six months ended December 31, 1994; and increasing $219.2 million to $6.293 billion from $6.073 billion, comparing the three months ended December 31, 1995 to 1994. This increase in average interest-earning assets is primarily due to internal growth and to the Provident acquisition in April 1995.

--------------------------------

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

In connection with its asset/liability management program, the Bank has interest rate swap agreements and an interest rate cap agreement with other counterparties under terms that provide an exchange of interest payments on the outstanding notional amount of the swap or cap agreement. Such agreements have been used to artificially lengthen the maturity of various interest-bearing liabilities. In accordance with these arrangements, the Bank pays fixed rates and receives variable rates of interest according to a specified index. The Bank has reduced its level of such swap agreements to a notional principal amount of $35.0 million at December 31, 1995, from a balance of $78.5 million at June 30, 1995, and $93.5 million at December 31, 1994. The interest rate cap agreement, which was assumed in the Railroad merger, has a notional principal amount of $10.0 million with terms requiring the Corporation to pay a 7.0% fixed rate of interest and receiving a variable rate with a quarterly cash settlement. For the six months ended December 31, 1995 and 1994, the Bank recorded $1.6 million and $2.4 million, respectively, in interest expense from these interest rate swap and cap agreements. In the 12 months ending December 31, 1996, an additional $25.0 million of these swap agreements mature. The interest rate cap agreement terminates March 1997.

--------------------------------

The following table presents certain information concerning yields earned on interest-earning assets and rates paid on interest-bearing liabilities during and at the end of each of the periods presented.

                                      For the Three  For the Six
                                      Months Ended   Months Ended         At
                                      December 31,   December 31,     December 31,
                                      -------------  ------------   ---------------
                                      1995     1994  1995   1994     1995     1994
                                      ------  -----  -----  -----   ------   -----
Weighted average yield on:
 Loans.............................   8.29%  7.96%   8.29%   7.90%   8.27%    8.02%
 Mortgage-backed securities........   6.50   5.96    6.47    5.83    6.64     6.04
 Investments.......................   6.12   6.02    6.09    6.03    6.07     6.01
                                     -----   ----    ----    ----    ----     ----
  Interest-earning assets             7.78   7.37    7.76    7.29    7.79     7.43
                                     -----   ----    ----    ----    ----     ----

Weighted average rate paid on:
 Savings deposits..................   3.11   3.32    3.12    3.11    2.92     3.50
 Other time deposits...............   6.00   5.08    5.99    5.04    5.97     5.20
 Advances from FHLB................   5.84   5.58    5.86    5.50    5.76     5.84
 Securities sold under agreements
  to repurchase                       7.01   8.07    7.01    7.46    7.04     7.72
 Other borrowings..................  10.87  11.10   10.83   11.05   10.95    11.14
                                     -----   ----    ----    ----    ----     ----
  Interest-bearing liabilities        5.52   5.03    5.52    4.94    5.44     5.22
                                     -----   ----    ----    ----    ----     ----

Interest rate spread...............   2.26%  2.34%   2.24%   2.35%   2.35%    2.21%
                                     =====   ====    ====    ====    =====    ====

Net annualized yield on
 interest-earning assets...........   2.46%  2.48%   2.46%   2.52%   2.54%    2.37%
                                     =====   ====    ====    ====    =====    ====


--------------------------------

The following table presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense and average yields and rates during the three and six months ended December 31, 1995. The table below includes nonaccruing loans averaging $34.1 million and $32.7 million, respectively, for the three and six months ended December 31, 1995, as interest-earning assets at a yield of zero percent.

                                                         Three Months Ended                   Six Months Ended
                                                          December 31, 1995                   December 31, 1995
                                                 ----------------------------------  -----------------------------------
                                                                         Annualized                           Annualized
                                                  Average                  Yield/     Average                   Yield/
(Dollars in Thousands)                            Balance    Interest       Rate      Balance     Interest       Rate
-----------------------------------------------  ----------  --------    ----------  -----------  ----------  ----------

Interest-earning assets:
 Loans.........................................  $4,564,977  $ 94,597      8.29%     $4,558,545  $188,926       8.29%
 Mortgage-backed securities....................   1,337,337    21,743      6.50       1,354,904    43,809       6.47
 Investments...................................     390,385     6,017      6.12         401,177    12,324       6.09
   Interest-earning assets.....................   6,292,699   122,357      7.78       6,314,626   245,059       7.76

Interest-bearing liabilities:
 Savings deposits..............................   1,078,747     8,459      3.11       1,063,994    16,710       3.12
 Other time deposits...........................   2,986,662    45,147      6.00       2,987,654    90,039       5.99
 Advances from FHLB............................   1,693,991    24,930      5.84       1,727,408    50,997       5.86
 Securities sold under
   agreements to repurchase....................     195,755     3,508      7.01         199,732     7,154       7.01
 Other borrowings..............................      62,168     1,688     10.87          63,441     3,435      10.83
   Interest-bearing
    liabilities................................   6,017,323    83,732      5.52       6,042,229   168,335       5.52

Net earnings balance...........................  $  275,376                          $  272,397
                                                 ==========                          ==========

Net interest income............................              $ 38,625                            $ 76,724
                                                             ========                            ========

Interest rate spread...........................                            2.26%                                2.24%
                                                                           ====                                 ====

Net annualized yield on
 interest-earning assets.......................                            2.46%                                2.46%
                                                                           ====                                 ====

During the three and six months ended December 31, 1995, the Corporation experienced higher costs on interest-bearing liabilities and a lower interest rate spread and yield compared to the three and six months ended December 31, 1994, primarily due to increases in the interest rates offered on certain types of deposit products. The Corporation, and most of its competitors in its deposit markets, raised interest rates on deposits during the last 18 months in order to maintain such deposits as an attractive investment vehicle for consumers. The net earnings balance (the difference between average interest-bearing liabilities and average interest-earning assets) improved by $55.3 million and $59.4 million, respectively, for the three and six months ended December 31, 1995, compared to the three and six months ended December 31, 1994, primarily from internal growth.

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

                                           Three Months Ended              Six Months Ended
                                       December 31, 1995 Compared     December 31, 1995 Compared
                                          to December 31, 1994           to December 31, 1994
                                      -----------------------------  -----------------------------
                                       Increase (Decrease) Due to     Increase (Decrease) Due to
                                      -----------------------------  -----------------------------
(In Thousands)                         Volume     Rate       Net      Volume      Rate      Net
------------------------------------  --------  ---------  --------  ---------  --------  --------
Interest Income:
  Loans.............................  $ 6,380    $ 3,550   $ 9,930    $14,936   $ 8,352   $23,288
  Mortgage-backed securities........   (1,014)     1,845       831     (3,568)    6,509     2,941
  Investments.......................     (416)        99      (317)      (688)      356      (332)
                                      -------    -------   -------    -------   -------   -------
       Interest income..............    4,950      5,494    10,444     10,680    15,217    25,897
                                      -------    -------   -------    -------   -------   -------

Interest expense:
  Savings deposits..................      262       (561)     (299)     5,628    (5,266)      362
  Other time deposits...............    3,837      6,682    10,519      2,518    18,742    21,260
  Advances from FHLB................   (4,189)     1,226    (2,963)    (9,178)    7,282    (1,896)
  Securities sold under agreements
    to repurchase...................    2,567       (163)    2,404      4,851      (489)    4,362
  Other borrowings..................     (108)       (37)     (145)      (185)      (72)     (257)
                                      -------    -------   -------    -------   -------   -------
        Interest expense............    2,369      7,147     9,516      3,634    20,197    23,831
                                      -------    -------   -------    -------   -------   -------

Net effect on net interest income...  $ 2,581    $(1,653)  $   928    $ 7,046   $(4,980)  $ 2,066
                                      =======    =======   =======    =======   =======   =======

The decreases due to changes in rates between the three and six months ended December 31, 1995 compared to 1994, reflects the decreases in interest rate spreads. The improvements due to changes in volume in part reflects the increases in the differences between average interest-bearing liabilities and average interest-earning assets of $55.3 million and $59.4 million, respectively, between the three and six months ended December 31, 1995 compared to 1994. The percentage of average interest-earning assets to average interest-bearing liabilities was 104.5% for the six months ended December 31, 1995, compared to 103.7% for the six months ended December 31, 1994, with such improvement primarily due to internal growth.

Provision for Loan Losses and Real Estate Operations:
-----------------------------------------------------

The Corporation recorded loan loss provisions totaling $1.5 million and $3.1 million, respectively, for the three and six months ended December 31, 1995 compared to $1.7 million and $3.2 million, respectively, for the three and six months ended December 31, 1994. The loan loss provisions decreased slightly even though the net loan portfolio increased approximately $312.0 million at December 31, 1995, compared to December 31, 1994, indicating the credit quality of the loan portfolio and the low level of nonperforming loans over the respective periods of time. The allowance for loan losses is based upon management's continuous evaluation of the collectibility of outstanding loans, which takes into consideration such factors as changes in the composition of the loan portfolio and current economic conditions that may affect the borrower's ability to pay, regular examinations by the Corporation's credit review group of specific problem loans and of the overall portfolio quality and real estate market conditions in the Corporation's lending areas.

The Corporation recorded a net loss on real estate operations of $196,000 for the three months ended December 31, 1995 and net income of $169,000 for the six months ended December 31, 1995, compared to net income of $492,000 and $171,000, respectively, for the three and six months ended December 31, 1994. Real estate operations reflect provisions for real estate losses, net real estate operating activity, and gains and losses on dispositions of real estate. The decline in real estate operations for the three months ended December 31, 1995, compared to the three months ended December 31, 1994, is primarily due to gains recorded in the second quarter ended December 31, 1994 totaling $412,000 from the sale of certain commercial real estate. Management believes that such improvements in real estate operations are indicative of the improvements made in the reduction of the Corporation's real estate portfolio and to the improvement in the real estate markets in general.

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

-----------------------------------------------------------------

Nonperforming assets are monitored closely on a regular basis by the Corporation's internal credit review and asset workout groups. Nonperforming assets, after restating the June 30, 1995 balances to reflect the merger with Railroad, decreased by $3,000 at December 31, 1995, compared to June 30, 1995, resulting from net decreases of $2.9 million in troubled debt restructurings and $62,000 in real estate offset by a net increase of $2.9 million in nonperforming loans. Nonperforming assets as of the dates indicated are summarized below:


                                              December 31,    June 30,
(Dollars in Thousands)                            1995          1995
                                              -----------    ----------
 Nonperforming loans:
  Residential real estate..................     $ 34,267      $ 30,784
  Commercial real estate...................          442           773
  Consumer.................................          461           701
                                                --------      --------
   Total...................................       35,170        32,258
                                                --------      --------
 Real estate:
  Commercial...............................        8,757         8,795
  Residential..............................        4,217         4,241
                                                --------      --------
   Total...................................       12,974        13,036
                                                --------      --------

 Troubled debt restructurings:
  Commercial...............................       13,310        15,708
  Residential..............................        1,240         1,695
                                                --------      --------
   Total...................................       14,550        17,403
                                                --------      --------

 Total nonperforming assets................     $ 62,694      $ 62,697
                                                ========      ========

 Nonperforming loans to total loans........          .76%          .70%
 Nonperforming assets to total assets......          .95%          .95%

 Allowance for loan losses:
  Other loans (1)..........................     $ 34,700      $ 33,261
  Bulk purchased loans (2).................       13,995        15,280
                                                --------      --------
   Total...................................     $ 48,695      $ 48,541
                                                --------      --------

 Allowance for loan losses to total loans..         1.05%         1.06%
 Allowance for loan losses to total
  nonperforming assets.....................        77.67%        77.42%

(1) Includes $418,000 and $78,000, respectively, at December 31, 1995 and June 30, 1995 in general allowance for losses established primarily to cover risks associated with borrowers' delinquencies and defaults on loans held for sale.

(2) Represents the allowance for loan losses for single-family residential whole loans purchased between January 1991 and June 30, 1992 (bulk purchased loans), which had been allocated from the amount of net discounts associated with the Bank's purchase of these loans to provide for the credit risk associated with such bulk purchased loans. These bulk purchased loans had principal balances of $633.1 million and $701.9 million, respectively, at December 31, 1995 and June 30, 1995. These allowances are available only to absorb losses associated with respective bulk purchased loans, and are not available to absorb losses from other loans.

-----------------------------------------------------------------

The ratio of nonperforming loans to total loans was .76% at December 31, 1995, based on loan balances of $4.632 billion, compared to .70% at June 30, 1995, based on loan balances approximating $4.589 billion. Management believes that these ratios reflect the quality of the Bank's loan portfolio, which consists primarily of loans secured by single-family residential properties. The ratio of nonperforming assets to total assets of .95% at December 31, 1995, which management believes is favorable compared to industry standards, is one of several indicators of the continued improvement made in stabilizing nonperforming assets. The percentages for allowance for loan losses to total loans and to total nonperforming assets remained relatively unchanged comparing December 31, 1995 to June 30, 1995.

Nonperforming loans at December 31, 1995, increased by $2.9 million compared to June 30, 1995, primarily due to a net increase in delinquent residential real estate loans partially offset by net decreases in delinquent commercial real estate and consumer loans. The net decrease of $62,000 in real estate at December 31, 1995, compared to June 30, 1995, indicated no major net changes between the commercial and residential real estate categories. The net decrease of $2.9 million in troubled debt restructurings at December 31, 1995, compared to June 30, 1995, is primarily attributable to the loan principal repayment of one commercial loan totaling $1.6 million and the transfer of another commercial loan totaling $527,000 to the nonperforming loans category.

Loan Servicing Fees:
--------------------

Fees from loans serviced for other institutions totaled $6.8 million and $13.3 million, respectively, for the three and six months ended December 31, 1995, compared to $6.0 million and $12.2 million, respectively, for the three and six months ended December 31, 1994. These increases comparing the respective periods are primarily due to increases in the size of the Corporation's loan servicing portfolio. At December 31, 1995 and 1994, the Corporation's mortgage servicing portfolio approximated $5.547 billion and $4.867 billion, respectively.

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

Retail Fees and Charges:
------------------------

Retail fees and charges totaled $3.0 million and $5.7 million, respectively, for the three and six months ended December 31, 1995, compared to $2.5 million and $4.5 million, respectively, for the three and six months ended December 31, 1994. These net increases in retail fees and charges primarily result from increases in certain checking account fees and from the Corporation's expanding retail customer deposit base over the same respective periods.

Gain (Loss) on Sales of Loans:
------------------------------

During the three and six months ended December 31, 1995, the Corporation sold loans to third parties through its mortgage banking operations resulting in net pre-tax gains of $318,000 and $170,000, respectively. Such loan sales during the three and six months ended December 31, 1994, resulted in net pre-tax losses of $950,000 and $1.2 million, respectively. The net gains recorded in the current fiscal year periods are attributable to the relatively stable interest rate environment currently in place the last six months and to the adoption of the provisions of SFAS No. 122 effective July 1, 1995 which prescribes accounting methods that generally result in comparatively higher amounts of gains realized from the sales of loans. The net losses recorded in the prior fiscal year periods are primarily from mortgage banking operations of the former Railroad Savings Bank which have been combined under the pooling of interests accounting treatment. Such losses were incurred primarily from the sales of loans which were originated pursuant to unhedged commitments.

Gain on Sales of Loan Servicing Rights:
---------------------------------------

Gain on the sales of loan servicing rights totaled $452,000 for the six months ended December 31, 1995 compared to gains of $1.4 million and $1.9 million, respectively, for the three and six months ended December 31, 1994. There were no sales of loan servicing rights in the second quarter of this fiscal year. Such sales activity was entirely from the mortgage banking operations of the former Railroad Savings Bank which have been combined under the pooling of interests accounting treatment.

Other Operating Income:
-----------------------

Other operating income totaled $1.8 million and $3.4 million, respectively, for the three and six months ended December 31, 1995, compared to $2.1 million and $3.5 million, respectively, for the three and six months ended December 31, 1994. The decrease of $245,000 comparing the current quarter results to the prior quarter is primarily due to decreases in insurance commission income of $211,000; and the decrease of $158,000 comparing the six months ended December 31, 1995 to 1994 is primarily due to net losses on sales of fixed assets totaling $177,000 and net decreases of $95,000 in insurance commission income partially offset by a net increase of $120,000 in brokerage commission income.

General and Administrative Expenses:
------------------------------------

General and administrative expenses totaled $28.5 million and $56.5 million, respectively, for the three and six months ended December 31, 1995, compared to $25.7 million and $50.1 million, respectively, for the three and six months ended December 31, 1994. The increase of $2.8 million for the three months ended December 31, 1995, compared to the three months ended December 31, 1994, was primarily due to net increases in other operating expenses of $1.4 million, occupancy and equipment of $816,000, advertising of $338,000, regulatory insurance and assessments of $320,000 and amortization of purchased and originated mortgage loan servicing rights of $141,000 partially offset by a net decrease of $161,000 in compensation and benefits.

The increase of $6.4 million for the six months ended December 31, 1995, compared to the six months ended December 31, 1994, was primarily due to net increases in other operating expenses of $3.1 million, occupancy and equipment of $1.4 million, compensation and benefits of $661,000, advertising of $609,000, regulatory insurance and assessments of $569,000 and $72,000 in amortization of purchased and originated mortgage loan servicing rights.

The net increases of $2.8 million and $6.4 million, respectively, for the three and six months ended December 31, 1995, compared to the respective prior year periods are primarily attributable to nonrecurring expenses associated with the Railroad merger and the 1995 proxy contest. During the three and six months ended December 31, 1995 nonrecurring costs and expenses related to the Railroad merger (accounting, legal, investment banking, severance benefits, advertising and miscellaneous transition and conversion expenses) totaled $2.0 million and $3.3 million, respectively. Costs attributable to the proxy contest were primarily incurred in the second quarter of fiscal year 1996, consisting of consulting services, legal fees, solicitation fees and printing and mailing, totaled $894,000. In addition, the Corporation's recent net increases in general and administrative expenses directly resulting from the acquisitions (excluding Railroad) totaled $215,000 and $408,000, respectively, comparing the three and six months ended December 31, 1995, to the respective prior year periods. Such increases in general and administrative expenses result from increased personnel wages and benefits, costs of operating additional branches and higher regulatory insurance costs from the deposits acquired. Other expenses were also incurred on an indirect basis attributable to such acquisitions. Other increases comparing the three and six months ended December 31, 1995, to the three and six months ended December 31, 1994, are partly due to additional expenses associated with the addition of five new branches over the same periods of time.

Amortization of Goodwill and Core Value of Deposits:
----------------------------------------------------

Amortization of goodwill and core value of deposits totaled $2.2 million and $4.4 million, respectively, for the three and six months ended December 31, 1995, compared to $2.9 million and $5.8 million, respectively, for the three and six months ended December 31, 1994. The net decreases of $696,000 and $1.4 million, respectively, are primarily attributable to a reduction in amortization expense on core value of deposits from acquisitions before fiscal year 1994. Such a reduction is due to an adjustment totaling $6.8 million which reduced core value of deposits effective January 1, 1995, as a result of the Corporation's recognition of pre-acquisition tax credits and net operating losses.

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

Provision for Income Taxes:
---------------------------

For the three and six months ended December 31, 1995, the provision for income taxes totaled $6.3 million and $12.8 million, respectively, compared to $6.0 million and $11.8 million, respectively, for the three and six months ended December 31, 1994. The effective income tax rates for the three and six months ended December 31, 1995 were 34.8% and 35.7%, respectively, compared to 73.5% and 77.4%, respectively, for the three and six months ended December 31, 1994.

The provision for income taxes is computed on an interim basis based on an estimated effective tax rate expected to be applicable for the entire fiscal year. In arriving at such an effective tax rate, no effect is included for the income tax related to unusual items which are separately reported. For the three and six months ended December 31, 1994, the Corporation recorded and separately reported accelerated amortization of goodwill totaling $10.7 million and $21.4 million, respectively. The effect of the accelerated amortization of this nondeductible goodwill has been excluded from the determination of the annualized effective tax rate. As a result, the effective tax rate for the first two quarters of fiscal year 1995 are higher compared to the three and six months ended December 31, 1995. See "Accelerated Amortization of Goodwill" for additional information on the amortization of this goodwill.

The effective tax rates for both periods vary from the federal statutory rate primarily due to the nondeductibility of amortization of goodwill and core value of deposits in relation to the level of taxable income for the respective periods.

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a). The Corporation held its Annual Meeting of Stockholders on November 21, 1995 in Omaha, Nebraska. The inspectors of election issued their certified final report on December 11, 1995 for the matters voted upon at the Annual Meeting.

         (b). The following individuals were elected as directors of the Corporation at the Annual Meeting: William A. Fitzgerald, Steven
              M. Ellis and Robin R. Glackin.

              In addition, the following individuals have terms of office as directors of the Corporation that continue after the Annual
              Meeting: Talton K. Anderson, Robert F. Krohn, Charles M. Lillis, Carl G. Mammel, Robert S. Milligan and James P O'Donnell.

         (c). The following matters were voted upon at the Annual Meeting: (i) the election of three individuals as directors; (ii) a proposal recommending that the Board of Directors of the Corporation continue, with the assistance of its financial advisor, the active and ongoing evaluation of strategic alternatives and remain open to all options available for maximizing shareholder value, including through possible merger, acquisition and/or other business combination proposals; and (iii) a stockholder proposal requesting that the Board of Directors of the Corporation promptly proceed to effect a sale or merger of the Corporation by retaining a leading investment banking firm to solicit offers to acquire the Corporation and establishing a committee of independent non-management directors to recommend to the full Board of Directors for approval the best available offer to acquire the Corporation. The results of voting were as follows:

      Proposal 1 -- Election of Directors:
      --------------------------------------

      Nominee                             Votes For (1)
      -------                             -------------

      William A. Fitzgerald...........    14,117,283
      Sharon G. Marvin................         6,039
      Michael T. O'Neil...............        21,072
      Robin R. Glackin................    10,426,577
      Steven M. Ellis.................    10,426,576

      (1) Stockholders are entitled to cumulate their votes in the election of directors. Unless otherwise indicated by the stockholder, a vote for the Board of Directors' nominees or the opposing slate of nominees gave the proxies named discretionary authority to cumulate all votes to which the stockholder was entitled and to allocate such votes in favor of one or more of the Board's nominees or the opposing slate of nominees, as the proxies determined. The votes reported herein reflect the allocation of votes by the Board's and the opposition's proxies.








      Proposal 2 -- Proposal of the Board of Directors:
      ------------------------------------------------

      Votes For                Votes Against           Abstentions (1)
      ---------                -------------           ---------------

      4,981,954                  6,631,991                  183,016

       (1) Includes broker non-votes.


      Proposal 3 -- Stockholder Proposal:
      ----------------------------------

      Votes For                Votes Against           Abstentions (1)
      ---------                -------------           ---------------

      6,892,707                  4,671,154                  228,214

       (1)  Includes broker non-votes.

   (d). Not applicable.

Item 5.  Other Information
         -----------------

         Effective February 1, 1996 the Corporation consummated the acquisition of Conservative Savings Corporation. See Note G for information on the Conservative Savings Corporation acquisition, including the terms, consideration and accounting treatment.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a).  Exhibits:

               Exhibit 11.  Computation of Earnings Per Share

         (b).  Reports on Form 8-K

         The Corporation filed a Current Report on Form 8-K on October 17, reporting that on October 2, 1995, the merger with Railroad Financial Corporation was consummated. See Note E for additional information concerning this acquisition. The Corporation also reported on this Form 8-K that on October 4, 1995 the Corporation announced that its Board of Directors established a quarterly dividend policy and, as such, effective October 4, 1995 declared a cash dividend on its common stock of $.10 per share. This initial cash dividend totaling $1,428,985 was paid on October 31, 1995 to stockholders of record on October 16, 1995.

         On December 18, 1995, the Corporation filed Amendment No. 1 on Form 8-K/A to the aforementioned Form 8-K providing the required financial statements and pro forma financial information on the Railroad Financial Corporation acquisition pursuant to Item 7 of Form 8-K.

         The Corporation filed a Current Report on Form 8-K on December 20, 1995, reporting on December 12, 1995 the certified results on the stockholder voting on the three proposals in connection with the Corporation's Annual Meeting held on November 21, 1995. See Item 4 of
         Part II for the results concerning such proposals.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   COMMERCIAL FEDERAL CORPORATION
                                   ------------------------------
                                   (Registrant)



Date:  February 14, 1996           /s/ James A. Laphen
       -----------------           -------------------------------------
                                   James A. Laphen, President, Chief
                                   Operating Officer and Chief
                                   Financial Officer (Duly Authorized
                                   and Principal Financial Officer)



Date: February 14, 1996            /s/ Gary L. Matter
      ------------------           -------------------------------------
                                   Gary L. Matter, Senior Vice President,
                                   Controller and Secretary
                                   (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


                                                            Page No.
                                                            --------

Exhibit 11.       Computation of Earnings Per Share             31