Form 10-Q
period 1996-03-31
COMMERCIAL FEDERAL CORP
filed 1996-05-15
CIK 744778

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

               For the Quarterly period ended MARCH 31, 1996
                                             ---------------

                                    OR
 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 1-11515
                       -------

                        COMMERCIAL FEDERAL CORPORATION
                     -------------------------------------
             (Exact name of registrant as specified in its charter)

         NEBRASKA                                                47-0658852
- -------------------------------                        -------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

    2120 SOUTH 72ND STREET, OMAHA, NEBRASKA                      68124
- -------------------------------------------------               -----------
    (Address of principal executive offices)                     (Zip Code)


                                (402) 554-9200
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not Applicable
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X    NO ____
                                               -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at May 9, 1996
- -----------------------------                   --------------------------------
Common Stock, $0.01 Par Value                          15,076,452 Shares


                   The exhibit index is located on page 29.
                    This document is comprised of 30 pages.

                        COMMERCIAL FEDERAL CORPORATION
                       --------------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

- -----------------------------------------------------------------------------------------------------------------------------------
PART I.    FINANCIAL INFORMATION                                                                              PAGE NUMBER
           ---------------------                                                                              -----------
           Item 1.  Financial Statements:

                 Consolidated Statement of Financial Condition as of
                      March 31, 1996 and June 30, 1995......................................................           3

                 Consolidated Statement of Operations for the Three
                      and Nine Months Ended March 31, 1996 and 1995.........................................           4

                 Consolidated Statement of Cash Flows for the Three
                      and Nine Months Ended March 31, 1996 and 1995.........................................       5 - 6

                 Notes to Consolidated Financial Statements.................................................      7 - 13

           Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................................................     14 - 26

Part II.   OTHER INFORMATION
           -----------------

           Item 5.  Other Information.......................................................................          27

           Item 6.  Exhibits and Reports on Form 8 - K......................................................          27



SIGNATURE PAGE..............................................................................................          28
- -----------------------------------------------------------------------------------------------------------------------------------

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------
                         Item 1.  Financial Statements
                         -----------------------------

                        COMMERCIAL FEDERAL CORPORATION
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

- ------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                   March 31,             June 30,
ASSETS                                                                                     1996                  1995
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)            (Audited)
Cash (including short-term investments of $ 2,500 and $6,345).........................  $   50,658          $    35,145
Investment securities available for sale, at fair value...............................       9,846                2,988
Mortgage-backed securities available for sale, at fair value..........................     288,807               36,974
Loans held for sale...................................................................     102,938              113,385
Investment securities held to maturity (fair value of $249,092 and $294,805)..........     251,440              297,493
Mortgage-backed securities held to maturity (fair value of
 $893,226 and $1,319,333).............................................................     897,017            1,327,933
Loans receivable, net of allowances of $49,304 and $48,463............................   4,689,980            4,427,307
Federal Home Loan Bank stock..........................................................      82,344              103,648
Interest receivable, net of reserves of $363 and $352.................................      39,416               42,211
Real estate...........................................................................      14,985               16,786
Premises and equipment................................................................      74,075               67,204
Prepaid expenses and other assets.....................................................      75,265               61,242
Goodwill and core value of deposits, net of accumulated
 amortization of $142,923 and $136,032................................................      40,717               37,263
- ------------------------------------------------------------------------------------------------------------------------------
    Total Assets...................................................................... $ 6,617,488          $ 6,569,579
- ------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------------------------------------------------------------------------------------------------

Liabilities:
  Deposits............................................................................  $4,334,125          $ 4,011,323
  Advances from Federal Home Loan Bank................................................   1,508,089            1,787,352
  Securities sold under agreements to repurchase......................................     160,755              208,373
  Other borrowings....................................................................      59,335               65,303
  Interest payable....................................................................      26,702               24,223
  Other liabilities...................................................................     128,083              135,391
- ------------------------------------------------------------------------------------------------------------------------------

    TOTAL LIABILITIES.................................................................   6,217,089            6,231,965
- ------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies.........................................................          --                   --
- ------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
 Preferred stock, $.01 par value; 10,000,000 shares authorized;
   none issued........................................................................          --                   --
 Common stock, $.01 par value; 25,000,000 shares authorized;
   15,067,179 and 14,272,793 shares issued and outstanding............................         151                  143
Additional paid-in capital............................................................     174,685              146,530
Unrealized holding gain (loss) on securities available for sale, net..................        (381)                  86
Retained earnings, substantially restricted...........................................     225,944              190,855
- ------------------------------------------------------------------------------------------------------------------------------

    Total Stockholders' Equity........................................................     400,399              337,614
- ------------------------------------------------------------------------------------------------------------------------------

    Total Liabilities and Stockholders' Equity........................................ $ 6,617,488          $ 6,569,579
- ------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

- ------------------------------------------------------------------------------------------------------------------------------------

(Dollars in Thousands Except Per Share Data)                       Three Months Ended                    Nine Months Ended
                                                                        March 31,                             March 31,
                                                             --------------------------------     ------------------------------
                                                                   1996              1995               1996            1995
- ------------------------------------------------------------------------------------------------------------------------------------
Interest Income:
  Loans receivable..........................................  $    97,035       $    86,758       $    285,961    $    252,396
  Mortgage-backed securities................................       19,904            21,648             63,731          62,516
  Investment securities.....................................        5,960             6,470             18,284          19,126
- ------------------------------------------------------------------------------------------------------------------------------------
    Total interest income...................................      122,899           114,876            367,958         334,038

Interest Expense:
  Deposits..................................................       53,209            45,032            159,958         130,159
  Advances from Federal Home Loan Bank......................       22,284            28,179             73,281          81,072
  Securities sold under agreements to repurchase............        3,207             2,217             10,361           5,009
  Other borrowings..........................................        1,638             1,777              5,073           5,469
- ------------------------------------------------------------------------------------------------------------------------------------
    Total interest expense..................................       80,338            77,205            248,673         221,709

Net Interest Income.........................................       42,561            37,671            119,285         112,329
Provision for Loan Losses...................................       (1,508)           (1,584)            (4,599)         (4,825)
- ------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses.........       41,053            36,087            114,686         107,504

Other Income (Loss):
  Loan servicing fees.......................................        7,363             6,199             20,674          18,393
  Retail fees and charges...................................        3,376             2,359              9,084           6,834
  Real estate operations....................................          222             1,430                391           1,601
  Gain (loss) on sales of loans.............................         (316)             (118)                34          (1,288)
  Gain on sales of mortgage - backed and
   investment securities, net...............................          200                --                200              --
  Gain on sales of loan servicing rights....................           --               817                452           2,682
  Other operating income....................................        1,720             2,015              5,104           5,557
- ------------------------------------------------------------------------------------------------------------------------------------
    Total other income.......................................      12,745            12,702             35,939          33,779

Other Expense:
  General and administrative expenses:
    Compensation and benefits...............................       11,287            11,207             33,590          32,849
    Occupancy and equipment.................................        5,946             5,357             17,519          15,496
    Regulatory insurance and assessments....................        2,761             2,363              7,871           6,904
    Advertising.............................................        1,594             1,085              4,465           3,347
    Amortization of purchased and originated mortgage
     loan servicing rights..................................        2,387             2,086              6,546           6,172
    Other operating expenses................................        4,389             3,935             14,869          11,320
- ------------------------------------------------------------------------------------------------------------------------------------
    Total general and administrative expenses...............       28,364            26,033             84,860          76,088
  Amortization of goodwill and core value of deposits.......        2,491             2,212              6,891           8,008
  Accelerated amortization of goodwill......................           --                --                 --          21,357
- ------------------------------------------------------------------------------------------------------------------------------------
    Total other expense.....................................       30,855            28,245             91,751         105,453

Income Before Provision for Income Taxes....................       22,943            20,544             58,874          35,830
Provision for Income Taxes..................................        6,589             5,511             19,412          17,348
- ------------------------------------------------------------------------------------------------------------------------------------

Net Income..................................................  $    16,354       $    15,033           $ 39,462    $     18,482
- ------------------------------------------------------------------------------------------------------------------------------------

Per Common Share:
  Net Income................................................  $      1.09       $      1.04           $   2.68    $       1.28
  Dividends Declared........................................  $       .10       $        --           $    .30    $         --
- ------------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

- --------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                    Nine Months Ended
                                                                                               March 31,
                                                                               ----------------------------------------
                                                                                      1996                    1995
- --------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.....................................................................   $   39,462              $   18,482
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
     Accelerated amortization of goodwill......................................           --                  21,357
     Amortization of goodwill and core value of deposits.......................        6,891                   8,008
     Provisions for loss on loans and real estate..............................        4,130                   5,155
     Depreciation and amortization.............................................        5,036                   4,498
     Accretion of deferred discounts and fees..................................       (8,919)                 (5,503)
     Amortization of purchased and originated mortgage
       loan servicing rights...................................................        6,546                   6,172
     Amortization of deferred compensation on restricted
       stock and premiums......................................................        6,290                   4,583
     Gain on sale of real estate, net..........................................         (510)                 (2,050)
     (Gain) loss on sales of loans, net........................................          (34)                  1,288
     Gain on sales of mortgage-backed and
       investment securities, net..............................................        (200)                     --
     Gain on sales of loan servicing rights....................................         (452)                 (2,682)
     Stock dividends from Federal Home Loan Bank...............................       (2,912)                     --
     Proceeds from the sale of loans...........................................      482,310                 494,419
     Origination of loans for resale...........................................     (295,364)               (200,226)
     Purchase of loans for resale..............................................     (214,843)               (317,630)
     Decrease in interest receivable...........................................        4,726                     270
     (Decrease) Increase in interest payable...................................        1,850                  (1,398)
     Decrease in other liabilities.............................................      (11,420)                (10,670)
     Other items, net..........................................................       (5,268)                 (3,747)
                                                                                  ----------              ----------
        Total adjustments......................................................       (22,143)                  1,844
                                                                                  ----------              ----------
          Net cash provided by operating activities............................    $   17,319              $   20,326
- --------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of loans.............................................................   $ (443,450)             $ (533,790)
Repayments of loans, net of originations.......................................      326,086                 124,820
Proceeds from sale of mortgage-backed securities available for sale............      166,472                  22,645
Proceeds from sale of investment securities available for sale.................       51,770                  14,797
Maturities and repayments of investment securities available for sale..........        2,077                      --
Principal repayments of mortgage-backed securities.............................      144,129                 103,110
Maturities and repayments of investment securities held to maturity............       96,108                  12,147
Purchases of investment securities held to maturity............................      (76,266)                (10,000)
Purchases of mortgage-backed securities held to maturity.......................           --                 (13,411)
Proceeds from sale of Federal Home Loan Bank stock.............................       36,085                   5,798
Purchases of Federal Home Bank stock...........................................       (3,713)                (11,589)
Purchases of mortgage loan servicing rights....................................      (10,629)                 (5,439)
Proceeds from sale of mortgage loan servicing rights...........................          452                   2,682
Acquisitions, net of cash paid.................................................      (15,234)                 (5,908)
Proceeds from sale of real estate..............................................        9,852                   8,536
Payments to acquire real estate................................................       (1,603)                   (890)
Purchases of premises and equipment, net.......................................       (6,854)                 (8,249)
                                                                                  ----------              ----------
          Net cash provided (used) by investing activities.....................   $  275,282              $ (294,741)
- --------------------------------------------------------------------------------------------------------------------------------

                        COMMERCIAL FEDERAL CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

- ----------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                       Nine Months Ended
                                                                                                  March 31,
                                                                                      -------------------------------
                                                                                           1996               1995
- ----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits........................................................            $  123,304         $   89,588
Proceeds from Federal Home Loan Bank advances..........................................    215,000            596,042
Repayment of Federal Home Loan Bank advances...........................................   (560,509)          (365,110)
Proceeds from securities sold under agreements to repurchase...........................         --            120,000
Repayment of securities sold under agreements to repurchase............................    (47,618)          (157,432)
Repayment of other borrowings..........................................................     (6,031)            (3,808)
Payment of cash dividends on common stock..............................................     (2,863)                --
Issuance of common stock...............................................................      1,560                  3
Other items, net.......................................................................         69                783
                                                                                        ----------         ----------
     Net cash provided (used) by financing activities.................................. $ (277,088)        $  280,066
- ----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS:
Increase in net cash position.......................................................... $   15,513         $    5,651
Balance, beginning of year.............................................................     35,145             27,575
                                                                                        ----------         ----------
Balance, end of period................................................................. $   50,658         $   33,226
                                                                                        ----------         ----------

- ----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest expense.................................................................. $  246,678         $  222,952
     Income taxes, net.................................................................     11,946              7,939
Non-cash investing and financing activities:
     Securities transferred from held to maturity to available for sale, net...........    410,930                 --
     Loans exchanged for mortgage-backed securities....................................     50,315            172,499
     Loans transferred to real estate..................................................      7,107              3,408
     Loans to facilitate the sale of real estate.......................................         51                569
     Common stock issued in connection with the acquisition of Conservative............     25,826                 --
     Reduction in core value of deposits on recognition of pre-aquisition
       tax credits and net operating losses............................................         --             (6,810)
- ----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              AS OF AND FOR THE NINE MONTHS ENDED MARCH 31, 1996
                                  (Unaudited)
- --------------------------------------------------------------------------------

A.   BASIS OF CONSOLIDATION AND PRESENTATION:
     ---------------------------------------

The unaudited consolidated financial statements are prepared on an accrual basis and include the accounts of Commercial Federal Corporation (the Corporation) and its wholly-owned subsidiary, Commercial Federal Bank, a Federal Savings Bank (the Bank), and all majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

On October 2, 1995, the Corporation consummated its acquisition of Railroad Financial Corporation (Railroad), parent company of Railroad Savings Bank, fsb. This acquisition was accounted for as a pooling of interests and, accordingly, the Corporation's historical consolidated financial statements have been restated for all periods prior to the acquisition to include the accounts and results of operations of Railroad. See Note E for additional information regarding this merger.

The accompanying interim consolidated financial statements have not been audited by independent auditors. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments except for the restatement of all periods prior to the merger with Railroad and the accelerated amortization of goodwill recorded during the first six months of fiscal year 1995) considered necessary to fairly present the financial statements have been included. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's June 30, 1995, Annual Report to Stockholders. The results of operations for the three and nine month periods ended March 31, 1996, are not necessarily indicative of the results which may be expected for the entire fiscal year 1996. Certain amounts in the prior fiscal year periods have been reclassified for comparative purposes.

B.   ACCOUNTING CHANGES:
     ------------------

ACCOUNTING FOR MORTGAGE SERVICING RIGHTS:

As of July 1, 1995, the Corporation adopted, on a prospective basis, the provisions of Statement of Financial Accounting Standards No. 122 (SFAS No. 122) entitled "Accounting for Mortgage Servicing Rights." SFAS No. 122 provides that an institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained will allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Mortgage servicing rights will be amortized in proportion to and over the period of estimated net servicing income and will be evaluated for impairment based on their fair value. The impairment evaluation will stratify the mortgage servicing rights based upon one or more of the predominant risk characteristics of the underlying loans. The net effect of adopting the provisions of SFAS No. 122 was to increase pre-tax earnings of approximately $905,000 and $2,838,000, respectively, for the three and nine months ended March 31, 1996.

The unamortized book value of mortgage servicing rights totaled $43,344,000 at March 31, 1996. The fair value of the Corporation's mortgage servicing rights totaled approximately $73,134,000 at March 31, 1996. The fair value of capitalized mortgage servicing rights is calculated using the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved. For purposes of measuring impairment of mortgage servicing rights, the predominant risk characteristics used by the Corporation to stratify mortgage servicing rights include the underlying loans' interest rates, prepayment speeds and loan type. No valuation allowance for capitalized servicing rights was necessary to be established as of March 31, 1996.

     ------------------------------

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS:

As of July 1, 1995, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 121 (SFAS No. 121) entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 establishes accounting standards for the recognition and measurement of the impairment of long-lived assets, certain identifiable intangibles and goodwill. This statement does not apply to core deposit intangibles or mortgage and other servicing rights. The provisions of this statement require that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, the provisions of SFAS No. 121 require the estimation of the expected future cash flows (undiscounted and without interest charges) to result from the use of the asset and its eventual disposition with an impairment loss recognized if the sum of such cash flows is less than the carrying amount of the asset. The adoption of the provisions of this statement did not have a material effect on the Corporation's financial position or results of operations.

C.   MORTGAGE-BACKED AND INVESTMENT SECURITIES:
     -----------------------------------------

As of July 1, 1994, the Corporation adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which required the classification of investments into three categories: held-to-maturity, trading and available-for-sale. At December 31, 1995, pursuant to the issuance of a special report by the Financial Accounting Standards Board entitled "A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities," and the reassessment of the appropriateness of the classifications of all securities held, the Corporation reclassified investment and mortgage-backed securities totaling a net of $410,930,000 from securities held-to-maturity to securities available-for-sale. Such reclassification consisted of substantially all existing 15- and 30-year fixed-rate mortgage-backed securities approximating $370,400,000 held by the Bank and approximately $49,945,000 of agency investment securities from the held-to-maturity classification into the available-for-sale account category. In addition, approximately $9,415,000 of adjustable-rate mortgage-backed securities were reclassified from available-for-sale to held-to-maturity.

In addition, on February 1, 1996, as part of the acquisition of Conservative Savings Corporation (Conservative), parent company of Conservative Savings Bank, FSB, the Corporation acquired a portion of Conservative's mortgage-backed securities and investment securities with net book values of $82,253,000 and $7,840,000, respectively, which were classified as available-for-sale. See Note D regarding this acquisition. Such securities classified as available-for-sale included mortgage-backed securities consisting of 15-year fixed-rate FHLMC participation certificates totaling $6,546,000, adjustable-rate CMOs totaling $18,297,000 and adjustable-rate REMICs totaling $57,410,000; and investment securities consisting of one corporate and one agency-backed security.

Proceeds from the sale of mortgage-backed securities available-for-sale totaled $166,472,000 for the three months ended March 31, 1996, resulting in net pre-tax gains of $408,000. Included in such proceeds were securities with a net book value totaling $19,250,000 acquired in the Conservative acquisition which were sold at their fair market values resulting in no gain or loss. Proceeds from the sale of investment securities available-for-sale totaled $51,770,000 for the three months ended March 31, 1996, resulting in net pre-tax losses of $208,000. The combined gains and losses are reported as a net pre-tax gain of $200,000 in the Consolidated Statement of Operations.

D.   ACQUISITION OF CONSERVATIVE SAVINGS CORPORATION:
     ------------------------------------------------

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

At February 1, 1996, before purchase accounting adjustments, Conservative had assets of approximately $302,871,000, deposits of approximately $197,940,000 and stockholders' equity of approximately $35,124,000. The Consolidated Statement of Operations for the period ended March 31, 1996 includes the operating results of Conservative beginning February 1, 1996. Conservative operated nine branches with seven located in Nebraska, one in Overland Park, Kansas and one in Harlan, Iowa. Three of the former Conservative branches and two branches of the Corporation will be closed in the consolidated process pursuant to this acquisition.

The Conservative acquisition has been accounted for as purchase, with the fair value of the assets and liabilities to be determined including an independent core value study, branch appraisals and a valuation of the loan servicing portfolio, with completion expected during calendar year 1996. In addition, costs and expenses associated with this acquisition are estimated to approximate $1,800,000. Core value of deposits resulting from this transaction will be amortized on an accelerated basis over a period not to exceed 10 years and goodwill will be amortized on a straight-line basis over 20 years. The effect of this acquisition on the Corporation's consolidated financial statements as if this acquisition had occurred at the beginning of the fiscal year would not be material.


E.   ACQUISITION OF RAILROAD FINANCIAL CORPORATION:
     ----------------------------------------------

On October 2, 1995, the Corporation consummated its acquisition of Railroad and, pursuant to the terms of the merger agreement, 2,156,232 shares of Railroad's common stock were delivered to the Corporation in exchange for approximately 1,377,617 shares of the Corporation's common stock (exchange ratio of .6389 based on an average closing price of $35.063). Cash was paid for fractional shares. Railroad operated 18 branches and 71 agency offices throughout the state of Kansas and at acquisition date, had assets of approximately $602,900,000, deposits of approximately $421,400,000 and stockholders' equity of approximately $27,700,000. This acquisition was accounted for as a pooling of interests and, accordingly, the Corporation's historical consolidated financial statements have been restated for all periods prior to the acquisition to include the accounts and results of operations of Railroad.

The following table summarizes results of operations of the Corporation and Railroad for the three months ended September 30, 1995, as separately reported prior to the merger, that are included in results of operations for the nine months ended March 31, 1996.

- --------------------------------------------------------------------------------------

(In Thousands)                                   Corporation   Railroad     Combined
- --------------------------------------------------------------------------------------
Total interest income and other income.........  $  120,560   $  13,531    $  134,091
Total interest expense.........................      76,320       8,283        84,603
Net income (loss)..............................      11,859        (615)       11,244

- --------------------------------------------------------------------------------------

     ----------------------------------------------------------

The following table reconciles revenue and earnings previously reported by the Corporation to give effect to the merger as currently presented in the financial statements for the three and nine months ended March 31, 1995.

- --------------------------------------------------------------------------------------

(In Thousands)                                  Corporation    Railroad     Combined
- --------------------------------------------------------------------------------------
Three months ended March 31, 1995:
  Total interest income and other income......   $  113,661   $  13,917    $  127,578
  Total interest expense......................       70,046       7,159        77,205
  Net income..................................       13,527       1,506        15,033

Nine months ended March 31, 1995:
  Total interest income and other income......   $  331,174   $  36,643    $  367,817
  Total interest expense......................      202,981      18,728       221,709
  Net income..................................       15,284       3,198        18,482
- --------------------------------------------------------------------------------------

Railroad's results of operations were reported on a calendar year basis previous to its merger into the Corporation. However, in restating prior periods for the most recent fiscal year, Railroad's accounts and results of operations were conformed to the Corporation's four quarters ended June 30, 1995. Accordingly, in changing fiscal years, Railroad's accounts and results of operations for the six months ended June 30, 1994 totaling $185,000 were excluded from reported results of operations for the restated combined companies, but have been included in the Corporation's stockholder's equity.

F.   COMMON STOCK DIVIDENDS:
     -----------------------

On October 4, 1995, the Corporation's Board of Directors established a quarterly dividend policy. The following schedule details the history of the Corporation's common stock cash dividends for shareholders of record through March 31, 1996.

- --------------------------------------------------------------------------------------------------
     Dividend        Date of          Record           Payment        Dividend       Dividend
        No.        Declaration         Date              Date         Per Share        Paid
     --------     --------------    --------------    --------------  ---------     -----------
        1         Oct. 04, 1995     Oct. 16, 1995     Oct. 31, 1995    $.10        $ 1,428,985

        2         Dec. 20, 1995     Dec. 29, 1995     Jan. 12, 1996     .10          1,433,975

        3         Feb. 14, 1996     Mar. 29, 1996     Apr. 12, 1996     .10          1,506,642

- --------------------------------------------------------------------------------------------------

The Corporation currently plans to continue the declaration and payment of dividends on a quarterly basis subject to the Board of Director's continuing evaluation of the Corporation's consolidates earnings, financial condition, liquidity, capital and other factors, including economic conditions and any regulatory restrictions.

G.   DISPOSITION OF LEVERAGED LEASES:
     --------------------------------

Commercial Federal Investment Corporation (CFIC), a wholly-owned subsidiary of the Bank, purchased through a trustee in two separate transactions in 1986 portions of El Paso Electric Company's (El Paso) ownership interest in a nuclear generating facility located in Palo Verde, Arizona. The transactions effectively involved a sale by El Paso of a portion of the interest in the generating facility and the leaseback of the facility to El Paso. In December 1991, CFIC's carrying cost in the leveraged leases was reduced to zero after CFIC drew two letters of credit which collateralized such investment; however, CFIC continued to have a legal ownership interest and therefore recorded deferred income taxes payable for the deferral of tax payments resulting therefrom.

Effective February 12, 1996, after a series of actions and plans of reorganization in bankruptcy court, El Paso's Fourth Amended Plan of Reorganization was approved, providing for the transfer of CFIC's ownership interest in the Palo Verde facility back to El Paso. Accordingly, the disposition of CFIC's ownership interest in this asset results in the recognition of taxable income approximating $154,937,000 for tax purposes only and in estimated federal and state tax liabilities totalling approximately $54,827,000. Such tax cash payments are due in June 1996 for the federal liability and in September and October 1996 for the state liabilities. Such amounts were recorded as deferred income taxes payable on CFIC's statement of financial condition. For financial reporting accounting purposes, CFIC pre-tax income increased for the third quarter and year to date by $1,019,700 due to an income tax benefit recognized as the financial reporting accounting impact from this settlement.

H.   COMMITMENTS AND CONTINGENCIES:
     ------------------------------

At March 31, 1996, the Corporation had issued commitments, excluding undisbursed portions of loans in process, totaling approximately $200,964,000 to fund and purchase loans as follows: $30,861,000 of single-family adjustable-rate mortgage loans, $96,857,000 of single-family fixed-rate mortgage loans, $50,000,000 of mortgage-backed securities, $16,697,000 of consumer loan lines of credit and $6,549,000 of commercial real estate loans. In addition, outstanding commitments from mortgage banking operations to purchase mortgage loan servicing rights totaled $2,032,000 at March 31, 1996. These outstanding loan commitments to extend credit in order to originate loans or fund consumer loan lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn.

At March 31, 1996, the Corporation had $15,572,000 in outstanding commitments to sell mortgage-backed securities. Loans sold subject to recourse provisions totaled approximately $41,759,000, which represents the total potential credit risk associated with these particular loans. Such credit risk would, however, be offset by the value of the single-family residential properties which collateralize these loans.

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

I.   REGULATORY CAPITAL:
     ------------------

At March 31, 1996, the Bank's estimates of its capital amounts and the capital levels required under Office of Thrift Supervision (OTS) capital regulations are as follows:

- ----------------------------------------------------------------------------------------------

(Dollars in Thousands)                              Actual      Requirement     Excess
- ----------------------                            ----------    -----------    ---------
Bank's stockholder's equity....................   $  435,560
Add unrealized holding loss on
   securities available for sale, net..........          381
Less intangible assets.........................      (39,281)
Less phase-out of investment
   in non-includable subsidiaries..............       (2,076)
                                                  -----------   -----------    ---------

Tangible capital...............................   $  394,584    $    99,209    $ 295,375
                                                  -----------   -----------    ---------

Tangible capital to adjusted assets (1)........         5.97%          1.50%        4.47%
                                                  -----------   -----------    ---------

- ----------------------------------------------------------------------------------------------

Tangible capital...............................   $  394,584
Plus certain restricted amounts
   of other intangible assets..................       17,509
                                                  -----------   -----------    ---------

Core capital (Tier 1 capital)..................   $  412,093    $   198,943    $ 213,150
                                                  -----------   -----------    ---------

Core capital to adjusted assets (2)............         6.21%           3.0%        3.21%
                                                  ----------    -----------    ---------

- ----------------------------------------------------------------------------------------------

Core capital...................................   $  412,093
Plus general loan loss allowances..............       36,453
Less amount of land loans and
   non-residential construction loans in
   excess of an 80.0% loan-to-value ratio......         (523)
                                                  -----------   -----------    ---------

Risk-based capital (Total capital).............   $  448,023    $   267,686    $ 180,337
                                                  -----------   -----------    ---------

Risk-based capital to risk weighted assets(3)..        13.39%         8.00%        5.39%
                                                  -----------   -----------    ---------

- --------------------------------------------------------------------------------

(1)  Based on adjusted total assets totaling $ 6,613,912,000.
(2)  Based on adjusted total assets totaling $ 6,631,421,000.
(3)  Based on risk-weighted assets totaling  $ 3,346,081,000.

- --------------------------------------------------------------------------------

Effective July 1, 1994, the OTS amended its risk-based capital standards to include an interest rate risk component. The amendment requires thrifts with interest rate risk in excess of certain levels to maintain additional capital. Under this amendment, thrifts are divided into two groups, those with "normal" levels of interest rate risk and those with "greater than normal" levels of interest rate risk. Thrifts with greater than normal levels are subject to a deduction from total capital for purposes of calculating risk-based capital. In a letter dated August 21, 1995, the OTS notified all savings associations that it had delayed this interest rate risk capital deduction until further notice, pending the testing of the OTS appeals process pursuant to Thrift Bulletin No.
67. Based on the Bank's interest rate risk profile and the level of interest rates at March 31, 1996, as well as the Bank's level of risk-based capital at March 31, 1996, management believes that the Bank does not have a greater than normal level of interest rate risk as measured under the OTS rule and will not be required to increase its capital as a result of the rule.

     -------------------------------

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five regulatory capital categories: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized; and authorized banking regulatory agencies to take prompt corrective action with respect to institutions in the three undercapitalized categories. These corrective actions become increasingly more stringent as the institution's regulatory capital declines. At March 31, 1996, the Bank exceeded the minimum requirements for the well-capitalized category as shown in the following table.

- --------------------------------------------------------------------------------------------

                                  Tier 1 Capital       Tier 1 Capital        Total Capital
                                   to Adjusted           to Risk -            to Risk -
(Dollars in Thousands)             Total Assets       Weighted Assets       Weighted Assets

- --------------------------------------------------------------------------------------------
Actual capital..................$  412,093             $412,093                $448,023
Percentage of adjusted assets...      6.21%               12.32%                  13.39%
Minimum requirements to be
   classified well-capitalized..      5.00%                6.00%                  10.00%
- --------------------------------------------------------------------------------------------

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


LIQUIDITY AND CAPITAL RESOURCES:
- -------------------------------

The Corporation's principal asset is its investment in the capital stock of the Bank, and because it does not generate any significant revenues independent of the Bank, the Corporation's liquidity is dependent on the extent to which it receives dividends from the Bank. The Bank's ability to pay dividends to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Under capital distribution regulations of the OTS, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed dividend, has total capital that is at least equal to the amount of its fully phased-in capital requirements (a "Tier 1 Association") is permitted to pay dividends during a calendar year in an amount equal to the greater of (i) 75.0% of its net income for the recent four quarters, or (ii) 100.0% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in risk-based capital ratio requirement at the beginning of the calendar year. At March 31, 1996, the Bank qualified as a Tier 1 Association, and would be permitted to pay an aggregate amount approximating $74.8 million in dividends under these regulations. Should the Bank's regulatory capital fall below certain levels, applicable law would require prior approval by the OTS of such proposed dividends and, in some cases, would prohibit the payment of dividends.

At March 31, 1996, the cash of Commercial Federal Corporation (the parent company) totaled $10.1 million of which $3.5 million is required to be retained under the terms of the Indenture governing the $40.25 million of subordinated notes due December 1999. Due to the parent company's limited independent operations, management believes that the cash balance at March 31, 1996, is currently sufficient to meet operational needs. However, the parent company's ability to make future interest and principal payments on the subordinated notes, and on the $6.9 million of 10.0% senior notes acquired in the Railroad merger, is dependent upon its receipt of dividends from the Bank. Accordingly, on December 13, 1995, a dividend totaling $3.63 million was paid by the Bank to the parent company. This dividend from the Bank was paid primarily to cover (i) the semi-annual interest payments on the parent company's subordinated debt and
(ii) the initial common stock cash dividend of $1.43 million paid on October 31, 1995. Future payment of dividends by the parent company will depend on the parent company's consolidated earnings, financial condition, liquidity, capital and other factors, including economic conditions and any regulatory restrictions. The Bank will continue to pay dividends to the parent company, pursuant to regulatory restrictions, to cover the cash dividends on common stock that the parent company intends to pay on a quarterly basis. A dividend totaling $2.2 million was paid by the Bank to the parent company during the nine months ended March 31, 1995. The parent company also receives cash from the exercise of stock options and the sale of stock under its employee benefit plans.

The Bank's primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the Federal Home Loan Bank (FHLB) of Topeka, (iv) cash generated from operations and (v) securities sold under agreements to repurchase. As reflected in the Consolidated Statement of Cash Flows, net cash flows provided by operating activities totaled $17.3 million and $20.3 million, respectively, for the nine months ended March 31, 1996 and 1995. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans.

- --------------------------------------------

Net cash flows provided by investing activities for the nine months ended March 31, 1996, totaled $275.3 million and net cash flows used by investing activities totaled $294.7 million for the nine months ended March 31, 1995. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities and (ii) the purchase and origination of loans and mortgage-backed securities. The acquisition of Railroad had no material effect on liquidity, except for the cash outlay totaling $3.5 million relating to nonrecurring merger related costs, since such transaction was consummated in an exchange of common stock between companies. The acquisition of Conservative, however, resulted in a cash payment totaling approximately $18.3 million, in addition to the issuance of common stock of the Corporation, exchanged for Conservative's common and preferred stock. See Note D for information regarding details of the acquisition of Conservative. During the first quarter of fiscal year 1995 the Corporation acquired the assets and liabilities of Home Federal Savings and Loan (Home Federal), located in Ada, Oklahoma, for which it paid cash totaling $9.0 million.

As discussed in Note C, management of the Corporation developed an asset/liability management strategy to reclassify substantially all 15- and 30-year fixed-rate mortgage-backed securities approximating $370.4 million and agency investment securities approximating $49.9 million from held to maturity to available for sale. The purpose of this strategy is to sell such securities and use the proceeds to fund FHLB advances as they become due, and to have the flexibility, should the opportunity arise, to reinvest proceeds into adjustable-rate or shorter duration interest-earning assets. In addition, on February 1, 1996, the Corporation acquired mortgage-back and investment securities totalling approximately $90.1 million as part of the acquisition of Conservative and classified such securities as available for sale. During the quarter ending March 31, 1996, approximately $218.2 million of such investment and mortgage-backed securities were sold with the proceeds used primarily to pay maturing FHLB advances.

Net cash flows provided by financing activities totaled $277.1 million for the nine months ended March 31, 1996, and net cash flows provided by financing activities for the nine months ended March 31, 1995, totaled $280.1 million. Advances from the FHLB and retail deposits have been the primary sources to balance the Bank's funding needs during each of the periods presented. The Corporation experienced net increases of $123.3 million and $89.6 million, respectively, in deposits for the nine months ended March 31, 1996 and 1995 excluding deposits acquired in acquisitions. Such increases in deposits are due to a broadened retail deposit base created from acquisitions, opening new branches and increasing marketing efforts and product promotion. In addition, during the nine months ended March 31, 1995, the Corporation utilized securities sold under agreements to repurchase primarily for liquidity and asset liability management purposes.

All of the Corporation's subordinated notes are now redeemable. Accordingly, management is considering the refinancing of its outstanding subordinated debt totaling $47.15 million given the current interest rate environment in relation to the interest rates such notes now bear (10.25% on $40.25 million and 10.0% on $6.9 million).

The disposition of CFIC's ownership interest in a nuclear generating facility located in Palo Verde, Arizona (see Note G) has resulted in the recognition of taxable income totaling approximately $154.9 million. Accordingly, such income for tax purposes has resulted in federal and state tax liabilities totalling approximately $54.8 million. The cash disbursements for these tax liabilities are due in June 1996 for the federal liability and in September and October 1996 for the state liabilities.

The Corporation has considered and will continue to consider possible mergers with and acquisitions of other selected financial institutions. During fiscal year 1996 to date, the Corporation consummated the acquisitions of Railroad and Conservative; and during fiscal 1995, consummated the acquisitions of Home Federal and Provident Federal Savings Bank (Provident) located in Lincoln, Nebraska; See Notes D and E for additional information on the acquisitions of Railroad and Conservative. Such acquisitions present the Corporation with the opportunity to further expand its retail network in the Oklahoma, Kansas, Nebraska and Iowa markets; and to increase its earnings potential by increasing its mortgage and consumer loan volumes funded by deposits which generally bear lower rates of interest than alternative sources of funds.

The Corporation will continue to grow its five-state franchise through an ongoing program of selective acquisitions of other financial institutions. Acquisition candidates will be selected based on the extent to which the candidate can enhance the Corporation's retail presence in new or underserved markets and complement the Corporation's existing retail network.

- --------------------------------------------

At March 31, 1996, the Corporation had issued commitments, excluding undisbursed portions of loans in process, totaling approximately $201.0 million to fund and purchase loans as follows: $30.9 million of single-family adjustable-rate mortgage loans, $96.9 million of single-family fixed-rate mortgage loans, $50.0 million of mortgage-backed securities, $16.7 million of consumer loan lines of credit and $6.5 million of commercial real estate loans. In addition, outstanding commitments from mortgage banking operations to purchase mortgage loan servicing rights totaled $2.0 million at March 31, 1996. These outstanding loan commitments to extend credit in order to originate loans or fund consumer loan lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described. In addition, at March 31, 1996, the Corporation had $15.6 million in outstanding commitments to sell mortgage-back securities.


The maintenance of an appropriate level of liquid resources to meet not only regulatory requirements but also to provide funding necessary to meet the Corporation's current business activities and obligations is an integral element in the management of the Corporation's assets. The Corporation is required by federal regulation to maintain a minimum average daily balance of cash and certain qualifying liquid investments equal to 5.0% of the aggregate of the prior month's daily average savings deposits and short-term borrowings. The Corporation's liquidity ratio was 7.34% at March 31, 1996. Liquidity levels will vary depending upon savings flows, future loan fundings, cash operating needs, collateral requirements and general prevailing economic conditions. The Corporation does not foresee any difficulty in meeting its liquidity requirements.


RECENT EVENTS:
- -------------

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

A number of proposals have been considered to recapitalize the SAIF in order to eliminate the premium disparity. The Senate and the House of Representatives have both, as part of a budget reconciliation package to balance the federal budget, approved legislation requiring a one-time assessment of .85% of insured deposits to be imposed on all SAIF-insured deposits held as of March 31, 1995. This assessment was scheduled to be payable during the first quarter of 1996. However, on April 25, 1996, this measure was dropped in order to pass the 1996 budget reconciliation bill. It is anticipated that this measure will be offered again this year but details are unclear. Assuming the aforementioned information, the assessment would result, on a pro forma basis as of March 31, 1996, in a one-time after-tax charge of approximately $22.9 million to the Corporation. Such assessment would have the effect of reducing the tangible capital of the Bank to $371.7 million, or 5.64%, of adjusted total assets, core capital to $389.2 million, or 5.89%, of adjusted total assets, and risk-based capital to $425.1 million, or 12.70%, of risk-weighted assets. The Bank would, on such pro forma basis as of March 31, 1996, continue to exceed the minimum requirements to be classified as a "well-capitalized" institution under applicable regulations. See Note I for information on the Bank's regulatory capital and the minimum requirements to be classified well-capitalized. If such a special assessment were required and the SAIF as a result was fully recapitalized, it could have the effect of reducing the Bank's deposit insurance premiums to the SAIF, thereby increasing net income in future periods.

- --------------------------

Legislation currently being considered by Congress would repeal the bad debt reserve provisions of the Internal Revenue Code. Savings associations, like the Bank, which have previously benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve would be affected. Under this legislation, such institutions would be required to recapture into taxable income reserves in excess of 1987 levels over a six-year period beginning with the 1996 taxable year. The start of such recapture could be delayed until the 1998 taxable year if the dollar amount of the institution's residential loan originations in each year were not less than the average dollar amount of residential loans originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans. The adoption of the provisions of this legislation as presented in its current form will not have a material effect on the Corporation's financial position or results of operation.

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

RESULTS OF OPERATIONS:
- ---------------------

Net income for the three months ended March 31, 1996, was $16.4 million, or $1.09 per share, compared to $15.0 million of net income for the three months ended March 31, 1995, or $1.04 per share. The increase in net income for the three months ended March 31, 1996, compared to the three months ended March 31, 1995, is primarily due to the following: an increase of $5.0 million in net income after provision for loan losses, an increase of $1.2 million in loan servicing fees and an increase of $1.0 million in retail fees and charges. These increases to net income were partially offset by an increase of $2.3 million in general and administrative expenses, a decline of $1.2 million in real estate operations, an increase of $1.1 million in the provision for income taxes, a decrease of $635,000 in net gains on sales of loans, loan servicing rights and mortgage-backed and investment securities, a decrease of $295,000 in other operating income and an increase of $279,000 in amortization expense of intangible assets.

Net income for the nine months ended March 31, 1996, was $39.5 million, or $2.68 per share, compared to $18.5 million of net income for the nine months ended March 31, 1995, or $1.28 per share. The increase in net income for the nine months ended March 31, 1996, compared to the nine months ended March 31, 1995, is primarily due to the following: a $21.4 million non-recurring charge for accelerated amortization of goodwill recorded in the prior period and not incurred in the current period, an increase of $7.2 million in net interest income after provision for loan losses, increases of $2.3 million each in retail fees and charges and loan servicing fees and a decline of $1.1 million in amortization expense of intangible assets. These increases to net income were partially offset by an increase of $8.8 million in general and administrative expenses, an increase of $2.1 million in the provision for income taxes, a decline of $1.2 million in real estate operations, a decrease of $708,000 in net gains on sales of loans, loan servicing rights and mortgage-backed and investment securities and a decrease of $453,000 in other operating income.

Net Interest Income:
- --------------------

Net interest income was $42.6 million for the three months ended March 31, 1996, compared to $37.7 million for the three months ended March 31, 1995, resulting in an increase of $4.9 million,or 13.0%. Net interest income was $119.3 million for the nine months ended March 31, 1996, compared to $112.3 million for the nine months ended March 31, 1995, resulting in an increase of $7.0 million, or 6.2%. The interest rate spread was 2.52% at March 31, 1996, compared to 2.17% at March 31, 1995, an increase of 35 basis points. During the three months ended March 31, 1996 and 1995, interest rate spreads were 2.45% and 2.20%, respectively, an increase of 25 basis points; and during the nine months ended March 31, 1996 and 1995, interest rate spreads were 2.31% and 2.30%. The sale of approximately $218.2 million of the investment and mortgage-backed securities available-for-sale (see Note C and the "Liquidity and Capital Resources" section) and the utilization of such proceeds to repay maturing FHLB advances, the Corporation's favorable asset liability mix and acquisition of Conservative, has improved the interest rate spreads and yields. The future trend in interest rate spreads and net interest income will be dependent upon such factors as the composition and size of the Corporation's interest-earning assets and interest-bearing liabilities, the interest rate risk exposure of the Corporation, and the maturity and repricing activity of interest-sensitive assets and liabilities, as influenced by changes in and levels of both short-term and long-term market interest rates.

- --------------------------------

Net interest income increased during the three and nine months ended March 31, 1996, compared to the same periods ended March 31, 1995. Such increases are primarily due to average interest-earning assets increasing $173.9 million to $6.301 billion for the three months ended March 31, 1996, compared to $6.127 billion for the three months ended March 31, 1995; and increasing $260.4 million to $6.310 billion from $6.050 billion, comparing the nine months ended March 31, 1996 to 1995. These increases in average interest-earning assets are primarily due to the Conservative acquisition in February 1996 and the Provident acquisition in April 1995 moderately offset by the sale of the investment and mortgage-backed securities available for sale previously discussed.

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

In connection with its asset/liability management program, the Bank has interest rate swap agreements and an interest rate cap agreement with other counterparties under terms that provide an exchange of interest payments on the outstanding notional amount of the swap or cap agreement. Such agreements have been used to artificially lengthen the maturity of various interest-bearing liabilities. In accordance with these arrangements, the Bank pays fixed rates and receives variable rates of interest according to a specified index. The Bank has reduced its level of such swap agreements to a notional principal amount of $30.0 million at March 31, 1996, from a balance of $78.5 million at June 30, 1995, and $83.5 million at March 31, 1995. The interest rate cap agreement, which was assumed in the Railroad merger, has a notional principal amount of $10.0 million with terms requiring the Corporation to pay a 7.0% fixed rate of interest and receiving a variable rate with a quarterly cash settlement. For the nine months ended March 31, 1996 and 1995, the Bank recorded $2.1 million and $3.4 million, respectively, in interest expense from these interest rate swap and cap agreements. In the 12 months ending March 31, 1997, an additional $20.0 million of these swap agreements mature. The interest rate cap agreement terminates March 1997.

- --------------------------------

The following table presents certain information concerning yields earned on interest-earning assets and rates paid on interest-bearing liabilities during and at the end of each of the periods presented.

- --------------------------------------------------------------------------------

                                                          For the Three          For the Nine
                                                          Months Ended           Months Ended                 At
                                                            March 31,              March 31,              March 31,
                                                      -------------------     -------------------    -----------------
                                                         1996      1995         1996       1995        1996       1995
                                                      --------   --------     -------    --------    -------    ------
Weighted average yield on:
 Loans.............................................      8.31%     8.09%        8.30%      7.97%       8.23%      8.15%
 Mortgage-backed securities........................      6.43      6.14         6.45       5.93        6.73       6.17
 Investments.......................................      6.09      6.18         6.09       6.08        6.00       6.15
                                                     --------  ---------    --------   --------    --------   --------
   Interest-earning assets.........................      7.80      7.51         7.77       7.36        7.82       7.57
                                                     --------  ---------    --------   --------    --------   --------
Weighted average rate paid on:
 Savings deposits..................................      2.89      3.48         2.73       3.23        2.85       3.22
 Other time deposits...............................      5.87      5.38         6.19       5.15        5.83       5.63
 Advances from FHLB................................      5.70      5.87         5.81       5.62        5.67       5.93
 Securities sold under agreements
   to repurchase...................................      7.09      7.71         7.03       7.57        7.09       7.70
Other borrowings...................................     10.94     10.95        10.86      11.02       11.00      10.70
                                                     --------  ---------    --------   --------    --------   --------
  Interest-bearing liabilities.....................      5.35      5.31         5.46       5.06        5.30       5.40
                                                     --------  ---------    --------   --------    --------   --------

Interest rate spread...............................      2.45%     2.20%        2.31%      2.30%       2.52%      2.17%
                                                     --------  ---------    --------   --------    --------    -------
Net annualized yield on
    interest-earning assets........................      2.70%     2.46%        2.52%      2.48%       2.74%      2.36%
                                                     --------  --------     --------   --------    --------   --------

- --------------------------------------------------------------------------------

- --------------------------------

The following table presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense and average yields and rates during the three and nine months ended March 31, 1996. The table below includes nonaccruing loans averaging $39.5 million and $35.0 million, respectively, for the three and nine months ended March 31, 1996, as interest-earning assets at a yield of zero percent.

- --------------------------------------------------------------------------------------------------------------------------------

                                             Three Months Ended                             Nine Months Ended
                                               March 31, 1996                                 March 31, 1996
                                      ------------------------------------    -------------------------------------------
                                                                  Annualized                                 Annualized
                                         Average                    Yield/       Average                       Yield/
(Dollars in Thousands)                   Balance       Interest      Rate        Balance        Interest        Rate
- ----------------------                ------------    ----------    ------    -------------   -------------    ------
Interest-earning assets:
  Loans.............................. $  4,670,477    $   97,035     8.31%    $   4,595,584   $    285,961       8.30%
  Mortgage-backed securities.........    1,238,552        19,904     6.43         1,316,402         63,713       6.45
  Investments........................      392,452         5,960     6.09           398,290         18,284       6.09
                                      ------------    ----------   ------     -------------   ------------    -------
    Interest-earning assets..........    6,301,481       122,899     7.80         6,310,276        367,958       7.77
                                      ------------    ----------   ------     -------------   ------------    -------
Interest-bearing liabilities:
  Savings deposits...................    1,132,941         8,153     2.89         1,208,744         24,863       2.73
  Other time deposits................    3,078,532        45,056     5.87         2,895,791        135,095       6.19
  Advances from FHLB.................    1,568,878        22,284     5.70         1,674,949         73,281       5.81
  Securities sold under
      agreements to repurchase.......      178,832         3,207     7.09           192,816         10,361       7.03
Other borrowings.....................       59,902         1,638    10.94            62,270          5,073      10,86
                                      ------------    ----------   ------     -------------   ------------    -------
 Interest-bearing
    liabilities......................    6,019,085        80,338     5.35         6,034,570        248,673       5.46
                                      ------------    ----------   ------     -------------   ------------    -------

Net earnings balance................. $    282,396                            $     275,706
                                      ------------                            -------------
Net interest income..................                 $   42,561                              $    119,285
                                                      ----------                              ------------
Interest rate spread.................                                2.45%                                       2.31%
                                                                   ------                                     -------
Net annualized yield on
    interest-earning assets..........                                2.70%                                       2.52%
                                                                   -------                                    -------
- --------------------------------------------------------------------------------------------------------------------------------

During the three and nine months ended March 31, 1996, the Corporation experienced higher costs on interest-bearing liabilities primarily due to increases in the interest rates offered on certain types of deposit products. The Corporation, and most of its competitors in its deposit markets, raised interest rates on deposits during the last 12 months in order to maintain such deposits as an attractive investment vehicle for consumers. Such higher costs on interest-bearing liabilities have been offset by the 29 and 41 basis point increases in interest-earning assets for the three and nine months ended March 31, 1996, respectively, resulting in increased interest rate spreads of 25 basis points and one basis point, respectively, comparing current fiscal year periods to prior fiscal year periods. The net earnings balance (the difference between average interest-bearing liabilities and average interest-earning assets) improved by $47.6 million and $55.6 million, respectively, for the three and nine months ended March 31, 1996, compared to the three and nine months ended March 31, 1995, primarily from the acquisition of Conservative and net internal growth.

- --------------------------------

The following table presents the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities, respectively, and the amount of change in each attributable to:
(1) changes in volume (change in volume multiplied by prior year rate), and (2) changes in rate (change in rate multiplied by prior year volume). The net change attributable to change in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table demonstrates the effect of the increased volume of interest-earning assets and interest-bearing liabilities, the increasing interest rates and the effect on the interest rate spreads previously discussed.

- ------------------------------------------------------------------------------------------------------------------------------------

                                                           Three Months Ended                        Nine Months Ended
                                                        March 31, 1996 Compared                     March 31, 1996 Compared
                                                           to March 31, 1995                           to March 31, 1995
                                               ---------------------------------------      --------------------------------------
                                                      Increase (Decrease) Due to                 Increase (Decrease) Due to
                                               ---------------------------------------      --------------------------------------
(In Thousands)                                   Volume         Rate           Net             Volume        Rate          Net
- --------------                                 ----------    ----------    -----------      -----------   ----------   -----------
Interest Income:
 Loans.........................................$    7,809    $    2,468    $    10,277      $    22,754   $   10,811   $    33,565
 Mortgage-backed securities....................    (2,736)          992         (1,744)          (4,110)       5,307         1,197
 Investments...................................      (426)          (84)          (510)            (892)          50          (842)
                                               ----------    ----------    -----------      -----------   ----------   -----------
    Interest income............................     4,647         3,376          8,023           17,752       16,168        33,920
                                               ----------    ----------    -----------      -----------   ----------   -----------
Interest expense:
 Savings deposits..............................       721        (1,560)          (839)           3,739       (4,217)         (478)
 Other time deposits...........................     5,322         3,694          9,016            7,570       22,707        30,277
 Advances from FHLB............................    (5,113)         (782)        (5,895)         (10,422)       2,631        (7,791)
 Securities sold under agreements
    to repurchase..............................     1,175          (185)           990            5,717         (365)        5,352
 Other borrowings..............................      (137)           (2)          (139)            (321)         (75)         (396)
                                               ----------    ----------    -----------      -----------   ----------   -----------
 Interest expense..............................     1,968         1,165          3,133            6,283       20,681        26,964
                                               ----------    ----------    -----------      -----------   ----------   -----------
 Net effect on net interest income.............$    2,679    $    2,211    $     4,890      $    11,469   $   (4,513)  $     6,956
                                               ----------    ----------    -----------      -----------   ----------   -----------
- -----------------------------------------------------------------------------------------------------------------------------------

The improvements due to changes in volume and rate between the three and nine months ended March 31, 1996 compared to 1995, reflect the increases in interest rate spreads for the comparable periods. The improvements due to changes in volume in part reflects the increases in the differences between average interest-bearing liabilities and average interest-earning assets of $47.6 million and $55.6 million, respectively, between the three and nine months ended March 31, 1996 compared to 1995. The percentage of average interest-earning assets to average interest-bearing liabilities was 104.6% for the nine months ended March 31, 1996, compared to 103.8% for the nine months ended March 31, 1995, with such improvement primarily due to the Conservative acquisition and net internal growth.

Provision for Loan Losses and Real Estate Operations:
- -----------------------------------------------------

The Corporation recorded loan loss provisions totaling $1.5 million and $4.6 million, respectively, for the three and nine months ended March 31, 1996 compared to $1.6 million and $4.8 million, respectively, for the three and nine months ended March 31, 1995. The loan loss provisions decreased slightly over the respective periods even though the net loan portfolio increased approximately $449.3 million at March 31, 1996, compared to March 31, 1995, indicating management's assessment of the credit quality of the loan portfolio and the low level of nonperforming loans over the respective periods of time. The allowance for loan losses is based upon management's continuous evaluation of the collectibility of outstanding loans, which takes into consideration such factors as changes in the composition of the loan portfolio and current economic conditions that may affect the borrower's ability to pay, regular examinations by the Corporation's credit review group of specific problem loans and of the overall portfolio quality and real estate market conditions in the Corporation's lending areas.

The Corporation recorded net income from real estate operations of $222,000 and $391,000, respectively, for the three and nine months ended March 31, 1996, compared to net income of $1.4 million and $1.6 million, respectively, for the three and nine months ended March 31, 1995. Real estate operations reflect provisions for real estate losses, net real estate operating activity, and gains and losses on dispositions of real estate. The decline in real estate operations for the three and nine months ended March 31, 1996, compared to the three and nine months ended March 31, 1995, is primarily due to a pre-tax gain recorded in the third quarter ended March 31, 1995 totaling $1.2 million from the sale of an apartment and assisted-care facility located in Dallas, Texas. Such property and resulting gain for the prior fiscal year are from the former Railroad Savings Bank which have been included in the Corporation's results of operations under the pooling of interests accounting treatment. Management believes that the positive results from real estate operations are indicative of the improvements made in the reduction of the Corporation's real estate portfolio and to the improvement in the real estate markets in general.

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

- -----------------------------------------------------------------

Nonperforming assets are monitored on a regular basis by the Corporation's internal credit review and asset workout groups. Nonperforming assets, after restating the June 30, 1995 balances to reflect the merger with Railroad, increased $4.6 million at March 31, 1996, compared to June 30, 1995, resulting from net increases of $7.7 million in nonperforming loans, partially offset by net decreases of $2.1 million in troubled debt restructurings and $974,000 in real estate. Nonperforming assets as of the dates indicated are summarized below:

- --------------------------------------------------------------------------------
                                                     March 31,          June 30,
(Dollars in Thousands)                                 1996               1995
- --------------------------------------------------------------------------------
Nonperforming loans:
  Residential real estate......................... $  36,021          $  30,784
  Commercial real estate..........................     3,116                773
  Consumer........................................       789                701
                                                   ---------          ---------
    Total.........................................    39,926             32,258
                                                   ---------          ---------

Real estate:
  Commercial......................................     9,029              8,795
  Residential.....................................     3,033              4,241
                                                   ---------          ---------
    Total.........................................    12,062             13,036
                                                   ---------          ---------

Troubled debt restructurings:
  Commercial......................................    14,112             15,708
  Residential.....................................     1,151              1,695
                                                   ---------          ---------
    Total.........................................    15,263             17,403
                                                   ---------          ---------

Total nonperforming assets........................ $  67,251          $  62,697
                                                   ---------          ---------

Nonperforming loans to total loans................       .82%               .70%
Nonperforming assets to total assets..............      1.02%               .95%

Allowance for loan losses:
  Other loans (1)................................. $  36,352          $  33,261
  Bulk purchased loans (2)........................    13,361             15,280
                                                   ---------          ---------
    Total......................................... $  49,713          $  48,541
                                                   ---------          ---------

Allowance for loan losses to total loans..........      1.03%              1.06%
Allowance for loan losses to total
nonperforming assets..............................     73.92%             77.42%
- --------------------------------------------------------------------------------

(1) Includes $409,000 and $78,000, respectively, at March 31, 1996 and June 30, 1995 in general allowance for losses established primarily to cover risks associated with borrowers' delinquencies and defaults on loans held for sale.

(2) Represents the allowance for loan losses for single-family residential whole loans purchased between January 1991 and June 30, 1992 (bulk purchased loans), which had been allocated from the amount of net discounts associated with the Bank's purchase of these loans to provide for the credit risk associated with such bulk purchased loans. These bulk purchased loans had principal balances of $604.6 million and $701.9 million, respectively, at March 31, 1996 and June 30, 1995. These allowances are available only to absorb losses associated with respective bulk purchased loans, and are not available to absorb losses from other loans.

- -----------------------------------------------------------------

The ratio of nonperforming loans to total loans was .82% at March 31, 1996, based on loan balances of $4.843 billion, compared to .70% at June 30, 1995, based on loan balances approximating $4.589 billion. Management believes that these ratios reflect the quality of the Bank's loan portfolio, which consists primarily of loans secured by single-family residential properties. The ratio of nonperforming assets to total assets was 1.02% at March 31, 1996, compared to
 .95% at June 30, 1995, which management believes is favorable compared to industry standards and is an indicator of the stabilization of nonperforming assets. Ratios for both nonperforming loans to total loans and nonperforming assets to total assets increased compared to June 30, 1995 primarily due to a net increase in nonperforming loans totaling $7.7 million offset slightly by net increases of $253.3 million in total loans and $47.9 million in total assets compared to June 30, 1995. The percentages for allowance for loan losses to total loans and to total nonperforming assets remained relatively unchanged comparing March 31, 1996 to June 30, 1995.

Nonperforming loans at March 31, 1996, increased by $7.7 million compared to June 30, 1995, primarily due to net increases in delinquent residential real estate loans totaling $3.2 million, delinquent commercial real estate loans totaling $2.3 million and delinquent residential construction loans totaling $2.0 million. The net decrease of $974,000 in real estate at March 31, 1996, compared to June 30, 1995, is primarily due to a net decrease of $1.2 million in residential real estate. The net decrease of $2.1 million in troubled debt restructurings at March 31, 1996, compared to June 30, 1995, is primarily attributable to the loan principal repayment of one commercial loan totaling $1.6 million and the transfer of another commercial loan totaling $527,000 to the nonperforming loans due to its delinquency status.


Loan Servicing Fees:
- --------------------

Fees from loans serviced for other institutions totaled $7.4 million and $20.7 million, respectively, for the three and nine months ended March 31, 1996, compared to $6.2 million and $18.4 million, respectively, for the three and nine months ended March 31, 1995. These increases comparing the respective periods are primarily due to increases in the size of the Corporation's loan servicing portfolio. At March 31, 1996 and 1995, the Corporation's mortgage servicing portfolio approximated $5.773 billion and $4.867 billion, respectively.

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

Retail Fees and Charges:
- ------------------------

Retail fees and charges totaled $3.4 million and $9.1 million, respectively, for the three and nine months ended March 31, 1996, compared to $2.4 million and $6.8 million, respectively, for the three and nine months ended March 31, 1995. These net increases in retail fees and charges primarily result from increases in certain checking account fees and related ancillary fees for overdraft and insufficient funds charges from the Corporation's expanding retail customer deposit base over the same respective periods.

Gain (Loss) on Sales of Loans:
- ------------------------------

The Corporation sold loans to third parties through its mortgage banking operations resulting in net pre-tax losses of $136,000 for the three months ended March 31, 1996 and in net pre-tax gains of $34,000 for the nine months ended March 31, 1996. Such sales during the three and nine months ended
March 31, 1995, resulted in net pre-tax losses of $118,000 and $1.3 million, respectively. The net gain recorded in the current fiscal year is attributable to the relatively stable interest rate environment currently in place the last nine months and to the adoption of the provisions of SFAS No. 122 effective July 1, 1995 which prescribes accounting methods that generally result in comparatively higher amounts of gains realized from the sales of loans. The net losses recorded in the prior fiscal year periods are primarily from mortgage banking operations of the former Railroad Savings Bank which have been combined under the pooling of interests accounting treatment. Such losses were incurred primarily from the sales of loans which were originated pursuant to unhedged commitments.

Gain on Sales of Mortgage-Backed and Investment Securities:
- -----------------------------------------------------------

The net gain on sales of mortgage-backed and investment securities available for sale totaled $200,000 for the three and nine months ended March 31, 1996. Mortgage-backed and investment securities available for sale totaling approximately $218.2 million were sold during the third quarter ended March 31, 1996, resulting in net pre-tax gains of $408,000 on the mortgage-backed securities and net pre-tax losses of $208,000 on the investment securities. See Note C and the "Liquidity and Capital Resources" section for further information on these sales.

Gain on Sales of Loan Servicing Rights:
- ---------------------------------------

Gain on the sales of loan servicing rights totaled $452,000 for the nine months ended March 31, 1996 compared to gains of $817,000 and $2.7 million, respectively, for the three and nine months ended March 31, 1995. There were no sales of loan servicing rights in the last six months ended March 31, 1996, with all such sales activity from the mortgage banking operations of the former Railroad Savings Bank which have been combined under the pooling of interests accounting treatment.

Other Operating Income:
- -----------------------

Other operating income totaled $1.7 million and $5.1 million, respectively, for the three and nine months ended March 31, 1996, compared to $2.0 million and $5.6 million, respectively, for the three and nine months ended March 31, 1995. The decrease of $295,000 comparing the current quarter results to the prior year quarter is primarily due to decreases in insurance commission income of $268,000. The decrease of $453,000 comparing the nine months ended March 31, 1996 to 1995 is primarily due to a net decrease of $731,000 in insurance commission income partially offset by a net increase of $203,000 in brokerage commission income. Investment alternatives more attractive to consumers such as certificates of deposit with higher rates of interest contributed to lower revenues for insurance commissions, primarily affecting annuity commissions.

General and Administrative Expenses:
- ------------------------------------

General and administrative expenses totaled $28.4 million and $84.9 million, respectively, for the three and nine months ended March 31, 1996, compared to $26.0 million and $76.1 million, respectively, for the three and nine months ended March 31, 1995. The increase of over $2.3 million for the three months ended March 31, 1996, compared to the three months ended March 31, 1995, was primarily due to net increases in occupancy and equipment of $589,000, advertising of $509,000, other operating expenses of $454,000, regulatory insurance and assessments of $398,000, amortization of purchased and originated mortgage loan servicing rights of $301,000 and 80,000 in compensation and benefits.

The increase of $8.8 million for the nine months ended March 31, 1996, compared to the nine months ended March 31, 1995, was primarily due to net increases in other operating expenses of $3.6 million, occupancy and equipment of $2.0 million, advertising of $1.1 million, regulatory insurance and assessments of $967,000, compensation and benefits of $741,000 and $374,000 in amortization of purchased and originated mortgage loan servicing rights.

The net increases of $2.3 million and $8.8 million, respectively, for the three and nine months ended March 31, 1996, compared to the respective prior year periods are in part attributable to growth from acquisitions, additional branches and increased marketing costs for deposits and other product promotions, nonrecurring expenses associated with the Railroad merger and the 1995 proxy contest. During the nine months ended March 31, 1996 nonrecurring costs and expenses related to the Railroad merger (accounting, legal, investment banking, severance benefits, advertising and miscellaneous transition and conversion expenses) totaled $3.5 million. Costs attributable to the 1995 proxy contest were primarily incurred in the second quarter of fiscal year 1996, consisting of consulting services, legal fees, solicitation fees and printing and mailing costs, and totaled $901,000. In addition, net increases in general and administrative expenses directly resulting from the Corporation's recent acquisitions (excluding Railroad) totaled $589,000 and $859,000, respectively, comparing the three and nine months ended March 31, 1996, to the respective prior year periods. Such increases in general and administrative expenses result from increased personnel wages and benefits, costs of operating additional branches and higher regulatory insurance costs from the deposits acquired. Other expenses were also incurred on an indirect basis attributable to such acquisitions.

Amortization of Goodwill and Core Value of Deposits:
- ----------------------------------------------------

Amortization of goodwill and core value of deposits totaled $2.5 million and $6.9 million, respectively, for the three and nine months ended March 31, 1996, compared to $2.2 million and $8.0 million, respectively, for the three and nine months ended March 31, 1995. The net increase of $279,000 for the three months ended March 31, 1996 is primarily due to the amortization of core value of deposits/goodwill totaling $290,000 resulting from the estimated purchase accounting for fair values of the assets and liabilities from the Conservative acquisition (see Note D). The net decrease of $1.1 million for the nine months ended March 31, 1996 is primarily attributable to a reduction in amortization expense on core value of deposits from acquisitions before fiscal year 1994. Such a reduction was a result of the Corporation's recognition of pre-acquisition tax credits and net operating losses resulting in an adjustment totaling $6.8 million that reduced core value of deposits effective January 1, 1995.

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

Provision for Income Taxes:
- ---------------------------

For the three and nine months ended March 31, 1996, the provision for income taxes totaled $6.6 million and $19.4 million, respectively, compared to $5.5 million and $17.3 million, respectively, for the three and nine months ended March 31, 1995. The effective income tax rates for the three and nine months ended March 31, 1996 were 28.7% and 33.0%, respectively, compared to 26.8% and 48.4%, respectively, for the three and nine months ended March 31, 1995. An income tax benefit approximating $1.0 million recognized in the third quarter ended March 31, 1996 as the financial accounting effect from the El Paso settlement reduced the third quarter 1996 tax provision accordingly. The provision for income taxes was reduced by $1.5 million for the three months ended March 31, 1995, due to the recognition of pre-acquisition tax credits and net operating losses.

The provision for income taxes is computed on an interim basis based on an estimated effective tax rate expected to be applicable for the entire fiscal year. In arriving at such an effective tax rate, no effect is included for the income tax related to unusual items which are separately reported. For the nine months ended March 31, 1995, the Corporation recorded and separately reported accelerated amortization of goodwill totaling $21.4 million. The effect of the accelerated amortization of this nondeductible goodwill has been excluded from the determination of the annualized effective tax rate. As a result, the effective tax rate for the nine month period of fiscal year 1995 is higher compared to the nine months ended March 31, 1996. See "Accelerated Amortization of Goodwill" for additional information on the amortization of this goodwill.

The effective tax rates for all periods vary from the federal statutory rate primarily due to the nondeductibility of amortization of goodwill and core value of deposits, and certain Railroad merger and acquisition costs, in relation to the level of taxable income for the respective periods, offset slightly for the three and nine months ended March 31, 1996 by the aforementioned income tax benefit recognized from the El Paso settlement and for the three and nine months ended March 31, 1995, due to the recognition of the pre-acquisition tax credits and net operating losses.

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 5.   Other Information
          -----------------

          During April 1996 the credit rating on the Corporation's subordinated debt was upgraded by Standard & Poors to "BB-" from "B+" and by Thomson Bank Watch to "BBB-" from "BB+". Reviews by both agencies of the Corporation's financial position cited improved financial performance and earnings, low credit risk for thrift and mortgage banking strategies, growing sources of non-interest revenue, good asset quality supported by adequate reserves and improved capital assets as reasons for such upgrades.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a). Exhibits:

               Exhibit 11.  Computation of Earnings Per Share

          (b). Reports on Form 8-K

          The Corporation filed a Current Report on Form 8-K dated March 19, 1996, reporting the restatement of the Corporation's consolidated financial statements for all periods prior to the acquisitiion (acquisition date October 2, 1995) of Railroad Financial Corporation (Railroad) to include the accounts and operating results of Railroad. As such, the Corporation has restated its audited consolidated statements of financial condition as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1995; and has included such restated financial statements in the Form 8-K.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COMMERCIAL FEDERAL CORPORATION
                                        ------------------------------

                                        (Registrant)


Date:     May 14, 1996                  /s/ James A. Laphen
          ------------                  ----------------------------------------
                                        James A. Laphen, President, Chief
                                        Operating Officer and Chief
                                        Financial Officer (Duly Authorized
                                        and Principal Financial Officer)



Date:     May 14, 1996                  /s/ Gary L. Matter
          ------------                  ----------------------------------------
                                        Gary L. Matter, Senior Vice President,
                                        Controller and Secretary
                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

                                                                      Page No.
                                                                      --------
[S]            [C]                                                    [C]
Exhibit 11.    Computation of Earnings Per Share                          30