Form 10-K
period 1996-06-30
COMMERCIAL FEDERAL CORP
filed 1996-09-30
CIK 744778

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]
For the fiscal year ended June 30, 1996, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
For the transition period from        to
                               -------   -------

Commission file number: 1-11515

                        COMMERCIAL FEDERAL CORPORATION
                        ------------------------------
            (Exact name of registrant as specified in its charter)

                 Nebraska                                 47-0658852
                 --------                                 ----------
(State or other jurisdiction of incorporation          (I.R.S. Employer
               or organization)                        Identification No.)

2120 South 72nd Street, Omaha, Nebraska                       68124
- ---------------------------------------                     ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (402) 554-9200
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                    Common stock, par value $.01 per share
                    --------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No    .
                                         ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the registrant's common stock as quoted on the New York Stock Exchange on September 19, 1996, was $541,113,993.

As of September 19, 1996, there were issued and outstanding 13,846,491 shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1996 - Parts I, II and IV.

2. Portions of the Proxy Statement relating to the 1996 Annual Meeting of Stockholders - Part III.

                                     PART I

Item 1.  Business
- -------  --------

GENERAL
- -------

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

The assets of the Corporation, on an unconsolidated basis, substantially consist of all of the Bank's common stock. The Corporation has no significant independent source of income, and therefore depends almost exclusively on dividends from the Bank to meet its funding requirements. The Corporation incurs interest expense on $47.15 million of subordinated and senior debt and pays operating expenses primarily for shareholder and stock related expenditures such as the annual report, proxy, corporate filing fees and assessments and certain costs directly attributable to the holding company. The Corporation will also incur interest expense on a short-term note for $28.0 million borrowed in August 1996 pursuant to the repurchase of a portion of the Corporation's common stock. Such note bears interest at the prime rate and matures January 31, 1997. See the "Recent Development -- Subsequent Event -- Repurchase of Common Stock" section of this report for additional information. In addition, on October 4, 1995, the Board of Directors of the Corporation established a policy of paying a regular quarterly cash dividend on its common stock. Prior to October 4, 1995, the Corporation had never paid dividends. Accordingly, cash dividends totaling $5.9 million, or $.40 per common share, were declared during fiscal year 1996 with $4.4 million paid through June 30, 1996. During fiscal year 1996 the Corporation received dividends totaling $9.3 million from the Bank which were made primarily to cover (i) the interest payments on the Corporation's subordinated debt and senior notes which amount totaled $4.9 million in the aggregate and (ii) the common stock cash dividends of $4.4 million paid by the Corporation to its shareholders through June 30, 1996. The Bank pays dividends to the Corporation on a periodic basis primarily to cover the amount of the interest payable to the subordinated and senior debt noteholders and for the common stock cash dividends paid to the Corporation's shareholders.

The Bank operates as a federally chartered savings institution with deposits insured by the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a consumer-oriented financial institution that emphasizes traditional savings and loan operations, including single-family residential real estate lending, retail deposit activities and mortgage banking. All loan origination activities are conducted through the Bank's branch office network, through the loan offices of Commercial Federal Mortgage Corporation ("CFMC"), its wholly-owned mortgage banking subsidiary, and through a nationwide correspondent network numbering approximately 375. The Corporation also provides insurance and securities brokerage and other retail financial services.

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

At June 30, 1996, the Corporation had assets of $6.6 billion and stockholders' equity of $413.3 million, and through the Bank operated 34 branch offices in Nebraska, 20 branch offices in greater metropolitan Denver, Colorado, 19 branch offices in Oklahoma, 24 branches in Kansas, and one branch in Iowa. The increase in branches over fiscal year 1995 was primarily the result of two acquisitions during fiscal year 1996. On October 2, 1995, the Corporation consummated its merger with Railroad Financial Corporation ("Railroad") of Wichita, Kansas (18 branches, 71 agency offices and total assets of $602.9 million at the date of merger). On February 1, 1996, the Corporation acquired Conservative Savings Corporation ("Conservative") of Omaha, Nebraska (nine branches and total assets of $302.9 million at acquisition). The Bank is one of the largest retail financial institutions in the Midwest, and, based upon total assets at June 30, 1996, the Corporation was the 18th largest publicly-held thrift institution holding company in the United States. In addition, CFMC serviced a loan portfolio totaling $9.8 billion at June 30, 1996, with $5.9 billion in loans serviced for third parties and $3.9 billion in loans serviced for the Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" in the Corporation's 1996 Annual Report to Stockholders (the "Annual Report") which is incorporated herein by reference.

The Corporation's strategy for growth emphasizes both internal and external growth. Operations focus on increasing deposits, including demand accounts, making loans (primarily single-family mortgage and consumer loans) and providing customers with a full array of financial products and a high level of customer service. As part of its long-term strategic plan, the Corporation intends to expand its operations within its market areas either through direct marketing efforts aimed at increasing market share, branch expansions, or opening additional branches. The Corporation's retail strategy will continue to be centered on attracting new customers and selling both new and existing customers multiple products and services. Additionally, the Corporation will continue to build and leverage an infrastructure designed to increase fee and other income. Complementing its strategy of internal growth, the Corporation will continue to grow its five-state franchise through an ongoing program of selective acquisitions of other financial institutions. Acquisition candidates will be selected based on the extent to which the candidates can enhance the Corporation's retail presence in new or existing markets and complement the Corporation's present retail network.

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

RECENT DEVELOPMENTS
- -------------------

Subsequent Event - Repurchase of Common Stock.
- ---------------------------------------------

On August 21, 1996, the Corporation consummated the repurchase of 1,250,100 shares of its common stock, $0.01 par value, from CAI Corporation, a Dallas-based investment company, for an aggregate purchase price of approximately $48.9 million. Such purchase price, excluding transaction costs incurred by the Corporation for this repurchase, consisted of cash consideration of approximately $28.2 million and surrender of a warrant (valued at approximately $20.7 million) which would have enabled the Corporation to purchase 99 shares of non-voting common stock of CAI Corporation. The repurchased shares represented 8.3% of the outstanding shares of the Corporation's common stock prior to the repurchase. After repurchase, a total of 13,844,036 shares of common stock remain issued and outstanding as of August 21, 1996. The cash portion of the repurchase was financed in part by a loan from a financial institution secured by 1,403,200 shares or 15.6% of the outstanding common stock of the Bank. As consideration, the Corporation also reimbursed CAI Corporation for certain expenses totaling $2.2 million incurred in connection with its ownership of the 1,250,100 shares, including costs and expenses incurred by CAI Corporation in connection with the 1995 proxy contest, and paid CAI Corporation cash totaling $62,500 in lieu of the pro rata portion of any dividend CAI Corporation otherwise would have received for the quarter ended September 30, 1996. Concurrent with the close of the repurchase, two directors of the Corporation, who also serve as executive officers of CAI Corporation, resigned from the Corporation's Board of Directors. In addition, CAI Corporation and each of its shareholders agreed to a standstill agreement for a period of 60 months beginning August 21, 1996. The Corporation and CAI Corporation have each agreed to waive and release all claims against the other and the Corporation has agreed to indemnify CAI Corporation and its directors, officers and affiliates against certain derivative claims.

Regulatory Issues.
- ------------------

The Corporation's savings deposits are insured by the SAIF, which is administered by the FDIC. The assessment rate currently ranges from 0.23% of deposits for well-capitalized institutions to 0.31% of deposits for undercapitalized institutions. The FDIC also administers the Bank Insurance Fund ("BIF"), which has the same designated reserve ratios as the SAIF. On August 8, 1995, the FDIC adopted an amendment to the BIF risk-based assessment schedule which lowered the deposit insurance assessment rate for most commercial banks and other depository institutions with deposits insured by the BIF to a range from 0.31% of insured deposits for undercapitalized BIF-insured institutions to 0.04% of deposits for well-capitalized institutions, which constitute over 90% of BIF-insured institutions. The FDIC amendment became effective September 30, 1995. Subsequently, the FDIC reduced the premium rate for the most highly rated BIF-insured institutions to the statutory minimum of $1,000 per semi-annual period and reduced the rate paid by undercapitalized BIF-insured institutions to 0.27% of insured deposits. The FDIC amendment creates a substantial disparity in the deposit insurance premiums paid by the BIF and SAIF members and places SAIF-insured savings institutions at a significant competitive disadvantage to BIF-insured institutions.

A number of proposals have been considered to recapitalize the SAIF in order to eliminate the premium disparity. Any such proposals would require a one time assessment of an amount sufficient to bring the SAIF to a level equal to 1.25% of insured deposits to be imposed on all SAIF-insured deposits held as of March 31, 1995. Recently, the FDIC revised its estimate of the size of the special assessment to 68 basis points of insured deposits to bring the SAIF statutory level to the 1.25% of insured deposits. Any such assessment will depend on the SAIF fund balance once BIF-SAIF legislation has been passed. It would also depend on adjustments in the assessable base provided in legislation, but still would be allocated among institutions on the basis of deposits at March 31, 1995.

Assuming a .68% assessment on a $4.2 billion deposit base, the assessment would result, on a pro forma basis as of June 30, 1996, in a one-time after-tax charge of approximately $18.3 million to the Corporation. Such assessment would have the effect of reducing the Bank's tangible capital to $390.4 million, or 5.92% of adjusted total assets, core capital to $406.6 million, or 6.15% of adjusted total assets, and risk-based capital to $442.3 million, or 13.08% of risk-weighted assets. The Bank would, on a pro forma basis as of June 30, 1996, continue to exceed the minimum requirements to be classified as a "well-capitalized" institution under applicable regulations. If such a special assessment were required and the SAIF as a result was fully recapitalized, it could have the effect of reducing the Bank's deposit insurance premiums to the SAIF, thereby increasing net income in future periods.

In August 1996, changes in the federal tax law (i) repealed both the percentage of taxable income and experience methods effective July 1, 1996, allowing a bad debt deduction for specific charge-offs only, and (ii) require recapture into taxable income over a six year period of tax bad debt reserves which exceed the base year amount, adjusted for any loan portfolio shrinkage. These changes will result in the recognition of additional deferred tax liabilities of approximately $103,000 in the first quarter of fiscal year 1997. The remaining unrecognized deferred tax liability could be recognized in the future, in whole or in part, if (i) there is a change in federal tax law, (ii) the Bank fails to meet certain definitional tests and other conditions in the federal tax law,
(iii) certain distributions are made with respect to the stock of the Bank or
(iv) the bad debt reserves are used for any purpose other than absorbing bad debt losses.

Also under consideration by Congress are proposals relating to merger of the BIF and SAIF funds and elimination of the thrift charter. Management of the Corporation is unable to predict accurately at this time whether any of these proposals will be adopted in their current form or the impact of these proposals on the Corporation.

Pending Acquisition.
- ---------------------

On May 16, 1996, the Corporation entered into a Reorganization and Merger Agreement (the "Merger Agreement") by and among the Corporation, the Bank, Heritage Financial, Ltd. ("Heritage") and Hawkeye Federal Savings Bank ("Hawkeye Federal"). Under the terms of the Merger Agreement, the Corporation will acquire all 180,762 of the outstanding shares of Heritage's common stock. As defined in the Merger Agreement, Heritage's common stock will be exchanged for cash and a pro-rata amount of the Corporation's common stock. Based on the Corporation's closing stock price on June 30, 1996, of $38.25, each share of Heritage common stock would be exchanged for $18.73 in cash and 2.559 shares of the Corporation's common stock, resulting in the exchange of approximately 462,570 shares of the Corporation's common stock with a total aggregate value approximating $21.1 million. Cash will be paid in lieu of fractional shares. In addition, holders of Heritage stock options, which totaled 23,037 at June 30, 1996, will receive in cancellation of their options a cash payment in an amount equal to the per share value of the proposed merger, less the exercise price of such option, net of any cash which must be withheld under federal and state tax requirements. Additional cash consideration up to approximately $1.2 million may be paid to Heritage shareholders pending the final disposition of an impaired asset of Hawkeye Federal totaling $1.8 million at June 30, 1996. At June 30, 1996, Heritage had assets of approximately $182.1 million deposits of approximately $157.9 million and stockholders' equity of approximately $12.9 million. Heritage operates six branches located in Iowa. This pending acquisition is expected to be completed in October 1996.

Acquisitions During Fiscal Year 1996.
- -------------------------------------

Conservative.  On February 1, 1996, the Corporation consummated its acquisition
- -------------
of Conservative, parent company of Conservative Savings Bank, FSB. Under the terms of the merger agreement the Corporation acquired all of the outstanding shares of Conservative's common stock (1,844,838 shares) and preferred stock (460,000 shares). Each share of Conservative's common stock was exchanged for $6.34 in cash and .2453 shares of the Corporation's common stock. Each share of Conservative's preferred stock was exchanged for $14.33 in cash and .5544 shares of the Corporation's common stock. Based on the Corporation's closing stock price of $36.50 at February 1, 1996, the total consideration for this acquisition approximated $44.1 million.

Before purchase accounting adjustments, Conservative had assets of approximately $302.9 million, deposits of approximately $197.9 million and stockholders' equity of approximately $35.1 million. Conservative operated nine branches with seven located in Nebraska, one in Overland Park, Kansas and one in Harlan, Iowa. Three of the former Conservative branches and two branches of the Corporation closed in the consolidation process pursuant to this acquisition. The Conservative acquisition was accounted for as a purchase with core value of deposits and goodwill resulting from this transaction totaling $13.0 million.

Railroad.  On October 2, 1995, the Corporation consummated its acquisition of
- ---------
Railroad, parent company of Railroad Savings Bank, FSB and, pursuant to the terms of the merger agreement, 2,156,232 shares of Railroad's common stock were delivered to the Corporation in exchange for approximately 1,377,617 shares of the Corporation's common stock. Railroad operated 18 branches and 71 agency offices throughout the state of Kansas and at September 30, 1995, had assets of approximately $602.9 million, deposits of approximately $421.4 million and stockholders' equity of approximately $27.7 million. This acquisition was accounted for as a pooling of interests and, accordingly, the Corporation's historical consolidated financial statements have been restated for all periods prior to the acquisition to include the accounts and results of operations of Railroad.

Railroad's results of operations were reported on a calendar year basis previous to its merger into the Corporation. However, in restating prior periods, Railroad's accounts and results of operations were conformed to the Corporation's year ended June 30, 1995. Accordingly, in changing fiscal years, Railroad's accounts and results of operations for the six months ended June 30, 1994, including total revenue of $18.1 million and net income totaling $185,000 were excluded from reported results of operations for the restated combined companies but are included in the Corporation's Consolidated Statement of Stockholders' Equity. Fiscal year 1996 operations include $3.6 million (pre-tax) of merger and transition related expenses from this acquisition.

Accounting for Mortgage Servicing Rights.
- -----------------------------------------

As of July 1, 1995, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 122 ("SFAS No. 122") entitled "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires capitalization of internally originated mortgage servicing rights as well as purchased servicing rights. The net effect of adopting the provisions of SFAS No. 122 was to increase fiscal year 1996 pre-tax earnings approximately $4.0 million. At June 30, 1996, mortgage servicing rights totaled $45.0 million. SFAS No. 122 also requires that mortgage servicing rights be reported at the lower of cost or fair value. Mortgage servicing rights are stratified by loan type and interest rate for purposes of impairment measurement. Impairment losses are recognized to the extent the unamortized mortgage servicing right for each stratum exceeds the current market value. At June 30, 1996, the fair value of the Corporation's mortgage servicing rights approximated $77.5 million and no valuation allowance for capitalized servicing rights was necessary to be established. The future effect of SFAS No. 122 is dependent, among other items, upon the volume and type of loans originated, the general levels of market interest rates and the rate of estimated loan prepayments. Accordingly, management is unable to predict with any reasonable certainty what effect this statement will have on the Corporation's future results of operations or its financial position.

Common Stock Dividends.
- -----------------------

On October 4, 1995, the Corporation's Board of Directors established a policy of paying a regular quarterly cash dividend on its common stock. Accordingly, cash dividends totaling $5.9 million, or $.40 per common share, were declared during fiscal year 1996 with $4.4 million paid through June 30, 1996. The Corporation plans to continue to pay dividends on a quarterly basis. The declaration and amount of such dividends on the common stock is subject to the discretion of the Board of Directors of the Corporation and depends on a variety of factors, including operating results and financial condition, liquidity, regulatory capital limitations and other factors.

Nonrecurring Expenses in Fiscal Year 1996.
- ------------------------------------------

Fiscal year 1996 net income includes $4.5 million of pre-tax nonrecurring expenses associated with the Railroad merger and the 1995 proxy contest. The Railroad merger expenses totaled $3.6 million and consisted of accounting, legal, investment banking, severance benefits, advertising and miscellaneous transition and conversion expenses. The 1995 proxy contest expenses totaling $901,000 consisted of consulting services, legal fees, solicitation fees and printing and mailing costs.

Supervisory Goodwill Lawsuit.
- -----------------------------

On September 13, 1994, the Bank commenced litigation against the United States in the United States Court of Federal Claims seeking to recover monetary relief for the government's refusal to honor certain contracts between the Bank and the Federal Savings and Loan Insurance Corporation. The suit alleges that such governmental action constitutes breach of contract and an unlawful taking of property by the United States without just compensation or due process in violation of the Constitution of the United States. The litigation status and process of the multiple legal actions, such as that instituted by the Bank with respect to supervisory goodwill and regulatory capital credits, make the value of the claims asserted by the Bank uncertain as to ultimate outcome, and contingent on a number of factors and future events which are beyond the control of the Bank, both as to substance, timing, and the dollar amount of damages which may be awarded to the Bank if it finally prevails in this litigation.

Reclassification of Securities
- ------------------------------

During fiscal year 1996, in accordance with the one-time reclassification permitted under a special accounting report, and the reassessment of the appropriateness of the classifications of all securities held, management of the Corporation developed as asset/liability management strategy to reclassify substantially all of its 15- and 30-year fixed rate mortgage-backed securities approximating $370.4 million and agency investment securities approximating $49.9 million from held to maturity to available for sale. In addition, approximately $9.4 million of adjustable-rate mortgage-backed securities were reclassified from available for sale to held to maturity. The purpose of this strategy is to sell such securities and use the proceeds to fund FHLB advances as they become due and to have the flexibility, should the opportunity arise, to reinvest proceeds into adjustable-rate or shorter duration interest-earning assets. During fiscal year 1996, approximately $230.8 million of such securities were sold with the proceeds used primarily to pay maturing FHLB advances. Net pre-tax gains totaled $253,000 from such sales.

Regulatory Capital Compliance.
- ------------------------------

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial position and results of operations. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following tables of tangible, core and total risk-based capital. Prompt Corrective Action provisions contained in the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for Prompt Corrective Action under FDICIA, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios as set forth in the following tables. At June 30, 1996, the Bank exceeded the minimum requirements for the well-capitalized category. As of June 30, 1996, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for Prompt Corrective Action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank's classification.

The following presents the Bank's regulatory capital levels and ratios relative to its minimum capital requirements as of June 30, 1996.

- -------------------------------------------------------------------------------------------
                                                          Actual Capital   Required Capital
                                                         ----------------  ----------------
(Dollars In Thousands)                                   Amount   Ratio    Amount    Ratio
- -------------------------------------------------------------------------------------------
OTS Capital Adequacy:
  Tangible capital                                       $408,708   6.18%  $ 99,137    1.50%
  Core capital                                            424,909   6.41    198,760    3.00
  Risk-based capital                                      460,674  13.62    270,629    8.00
FDICIA Regulations to be Classified Well-Capitalized:
  Tier 1 leverage capital                                 424,909   6.41    331,266    5.00
  Tier 1 risk-based capital                               424,909  12.56    202,971    6.00
  Total risk-based capital                                460,674  13.62    338,286   10.00
- --------------------------------------------------------------------------------------------

See "Regulation -- Regulatory Capital Requirements" and Note 20 of Notes to Consolidated Financial Statements in the Annual Report for additional information.

Effects of New Accounting Pronouncements.
- -----------------------------------------

During fiscal year 1996, the Corporation adopted the provisions of two accounting pronouncements: Statement No. 121 entitled "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and Statement No. 122 entitled "Accounting for Mortgage Servicing Rights." See Note 1 to the Consolidated Financial Statements for a discussion of the implementation of the provisions of these new accounting pronouncements and their effect, if any, on the Corporation's financial position and results of operations.

Other Information.
- ------------------

Additional information concerning the general development of the business of the Corporation during fiscal year 1996 is included in the Annual Report under the captions: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" and is incorporated herein by reference. Additional information concerning the Bank's regulatory capital requirements and other regulations which affect the Corporation is included in the "Regulation" section of this report.

LENDING ACTIVITIES
- ------------------

General.  The Corporation concentrates its lending activities primarily on the
- --------
origination of first mortgage loans for the purpose of financing or refinancing single-family residential properties, single-family residential construction loans, commercial real estate loans consumer and home improvement loans. As a result of a continued emphasis on consumer-oriented operations, including single-family residential lending and mortgage-banking activities, the origination of residential loans during fiscal year 1996 increased over fiscal year 1995. However, loan origination activity was significantly lower for fiscal years 1996 and 1995 compared to fiscal year 1994 due to a relatively lower interest rate environment in 1994 than the past two fiscal years. See "Loan Originations."

The functions of processing and servicing real estate loans, including responsibility for servicing the Corporation's loan portfolio, is conducted by CFMC, the Bank's wholly-owned mortgage banking subsidiary. The Corporation conducts loan origination activities primarily through its 98 branch office network to help increase the volume of single-family residential loan originations and take advantage of its extensive branch network. The Corporation's mortgage banking subsidiary has continued and will continue to originate real estate loans through the Corporation's various loan offices located in its existing market areas, loan offices of CFMC and through its nationwide correspondent network.

At June 30, 1996, the Corporation's total loan and mortgage-backed securities portfolio was $6.0 billion, representing over 90.7% of its $6.6 billion of total assets at that date. Mortgage-backed securities totaled $1.2 billion at June 30, 1996, representing 19.7% of the Corporation's total loan and mortgage-backed securities portfolio at such date. Approximately 95.0% of the Corporation's total gross loan and mortgage-backed securities portfolio has historically been and continues to be secured by real estate. Commercial real estate and land loans (collectively referred to as "income property loans") totaled $284.2 million or 4.7% of the total loan and mortgage-backed securities portfolio at June 30, 1996, compared to $226.7 million or 3.8% of such total portfolio at June 30, 1995. These loans are secured by various types of commercial properties including office buildings, shopping centers, warehouses and other income producing properties. Single-family residential construction loans totaled $185.3 million or 3.0% of the total loan and mortgage-backed securities portfolio at June 30, 1996, compared to $177.5 million or 3.0% of such portfolio at June 30, 1995. The Corporation's single-family residential construction lending activity is primarily a result of the construction lending operation's conducted by Railroad and continued by the Corporation after the October 1995 acquisition of Railroad. The Corporation conducts single-family residential construction lending operations primarily in Las Vegas, Nevada and in its primary five-state market area. At June 30, 1996, multi-family residential loans consisting of loans secured by various types of properties, including townhomes, condominiums and apartment projects with more than four dwelling units, totaled $40.3 million, or .7% of the total loan portfolio, compared to $33.7 million or .6% at June 30, 1995. The Bank presently does not originate a significant amount of multi-family residential loans, and expects to originate such loans primarily for purposes of resolving certain nonperforming assets.

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

In recent years, the Corporation has not originated any significant amounts of commercial real estate loans or multi-family residential loans with the exception of loans primarily to resolve nonperforming assets. However, beginning fiscal year 1994, the Corporation has initiated commercial and multi-family real estate lending, on a limited basis, with such loans secured by properties located within the Corporation's primary market areas. Such loans, which are subject to prudent credit review and other underwriting standards and procedures, are not expected to constitute a significant portion of the Corporation's lending business in the future.

In addition to real estate loans, the Corporation originates consumer, home improvement, savings account and commercial business loans (collectively, "consumer loans") through the Corporation's branch network and direct mail solicitation. However, the Corporation presently does not originate commercial business loans, except for loans to resolve nonperforming assets.

Regulatory guidelines generally subject savings institutions to the same loans to one borrower limitations that are applicable to national banks. At June 30, 1996, all loans to one borrower were within the Corporation's limitation of $69.5 million. See "Regulation -- Limitations on Loans to One Borrower."

Composition of Loan Portfolio.  The following table sets forth the composition
- ------------------------------
of the Corporation's loan and mortgage-backed securities portfolios (including loans held for sale and mortgage-backed securities available for sale) as of the dates indicated:

                                                                                  June 30,
                                     ----------------------------------------------------------------------------------------------
                                            1996               1995               1994               1993               1992
                                     ------------------ ------------------ ------------------ ------------------ ------------------
                                       Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                                     ---------- ------- ---------- ------- ---------- ------- ---------- ------- ---------- -------
                                                                            (Dollars in Thousands)
Loan Portfolio
- --------------
Conventional real estate
 mortgage loans:
  Loans on existing
   properties -
  Single-family residential          $3,739,191  61.1%  $3,603,379  59.8%  $3,125,477  58.0%  $2,784,073  59.5%  $2,683,033  62.1%
  Multi-family residential               37,322    .6       33,338    .5       43,379    .8       60,935   1.3       75,233   1.7
  Land                                   14,582    .2        7,257    .1        9,080    .2        9,322    .2       10,356    .2
  Commercial real estate                258,933   4.2      210,676   3.5      203,840   3.8      254,281   5.4      272,769   6.3
                                     ---------- -----   ---------- -----   ---------- -----   ---------- -----   ---------- -----
    Total                             4,050,028  66.1    3,854,650  63.9    3,381,776  62.8    3,108,611  66.4    3,041,391  70.3
  Construction loans -
  Single-family residential             185,327   3.0      177,539   3.0       50,870   1.0       20,851    .5       13,670    .3
  Multi-family residential                3,027    .1          380    --           --    --           --    --           --    --
  Land                                      --     --        1,600    --        1,640    --           --    --        1,581    --
  Commercial real estate                10,734     .2        7,195    .1          871    --           --    --        4,810    .2
                                     ---------- -----   ---------- -----   ---------- -----   ---------- -----   ---------- -----
    Total                               199,088   3.3      186,714   3.1       53,381   1.0       20,851    .5       20,061    .5

FHA and VA loans                        347,569   5.7      392,463   6.5      415,866   7.7      461,066   9.8      355,474   8.2
Mortgage-backed securities            1,171,256  19.1    1,354,142  22.5    1,338,775  24.8      947,919  20.2      777,874  18.0
                                     ---------- -----   ---------- -----   ---------- -----   ---------- -----   ---------- -----
    Total real estate loans           5,767,941  94.2    5,787,969  96.0    5,189,798  96.3    4,538,447  96.9    4,194,800  97.0
Consumer and other loans -
 Home improvement and other
  consumer loans                        344,129   5.6      231,818   3.8      188,756   3.5      131,432   2.8      116,544   2.7
 Savings account loans                   11,648    .2       10,026    .2        9,136    .2        8,713    .2        9,713    .2
 Other loans                              2,113    --          853    --        1,322    --        3,696    .1        3,845    .1
                                     ---------- -----   ---------- -----   ---------- -----   ---------- -----   ---------- -----
    Total consumer and other loans      357,890   5.8      242,697   4.0      199,214   3.7      143,841   3.1      130,102   3.0
                                     ---------- -----   ---------- -----   ---------- -----   ---------- -----   ---------- -----
Total loans                          $6,125,831 100.0%  $6,030,666 100.0%  $5,389,012 100.0%  $4,682,288 100.0%  $4,324,902 100.0%
                                     ---------- =====   ---------- =====   ---------- =====   ---------- =====   ---------- =====

                           (Continued on next page)

- ------------------------------------------

                                                                               June 30,
                                     ----------------------------------------------------------------------------------------------
                                            1996               1995               1994               1993               1992
                                     ------------------ ------------------ ------------------ ------------------ ------------------
                                       Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                                     ---------- ------- ---------- ------- ---------- ------- ---------- ------- ---------- -------
                                                                   (Dollars in Thousands)
Balance forward of total loans       $6,125,831 100.0%  $6,030,666 100.0%  $5,389,012 100.0%  $4,682,288 100.0%  $4,324,902 100.0%
                                                =====              =====              =====              =====              =====
Less:
 Unamortized discounts, net
  of premiums                            12,335              6,884             11,938             (4,941)           (17,747)
 Deferred loan fees, net                 (3,673)            (1,362)            (1,126)            (7,365)            (8,211)
 Loans in process                       (91,262)           (80,211)           (32,085)           (12,905)            (5,970)
 Allowance for loan losses              (49,278)           (48,541)           (44,851)           (46,908)           (50,704)
 Allowance for losses on mortgage-
  backed securities                        (742)            (1,837)            (1,860)            (1,890)            (2,007)
                                     ----------         ----------         ----------         ----------         ----------
Loan portfolio                       $5,993,211         $5,905,599         $5,321,028         $4,608,279         $4,240,263
                                     ==========         ==========         ==========         ==========         ==========

- --------------------------------------------------------------------------------

For additional information regarding the Corporation's loan portfolio and mortgage-backed securities, see Notes to the Consolidated Financial Statements in the Annual Report.

The table below sets forth the geographic distribution of the Corporation's total real estate loan portfolio (excluding mortgage-backed securities and before any reduction for unamortized discounts (net of premiums), undisbursed loan proceeds, deferred loan fees and allowance for loan losses) as of the dates indicated:

                                                                    June 30,
                  ------------------------------------------------------------------------------------------------------------
                          1996                  1995                  1994                  1993                  1992
                  --------------------  --------------------  --------------------  --------------------  --------------------
     State          Amount    Percent     Amount    Percent     Amount    Percent     Amount    Percent     Amount    Percent
- ----------------  ----------  --------  ----------  --------  ----------  --------  ----------  --------  ----------  --------
                                                             (Dollars in Thousands)
                  ------------------------------------------------------------------------------------------------------------
Nebraska          $  929,982     20.2%  $  836,054     18.9%  $  767,988     19.9%  $  654,850     18.2%  $  403,140     11.8%
Colorado             843,670     18.3      909,363     20.5      797,141     20.7      814,384     22.7      682,725     20.0
Kansas               350,248      7.6      317,109      7.2      282,238      7.3      271,892      7.6      308,011      9.0
Georgia              217,957      4.7      202,331      4.6      210,299      5.5      241,286      6.7      303,321      8.9
Oklahoma             212,468      4.6      198,480      4.5      135,893      3.5       91,302      2.5       76,754      2.2
Texas                204,002      4.4      225,866      5.1      181,547      4.7      190,605      5.3      191,516      5.6
Missouri             170,032      3.7      180,144      4.1      158,291      4.1      197,978      5.5      249,856      7.3
California           151,412      3.3      154,803      3.5      172,767      4.5      127,260      3.5      181,969      5.3
Virginia             123,806      2.7      111,081      2.5       81,290      2.1       67,821      1.9       47,849      1.4
New Jersey           113,824      2.5      119,223      2.7      110,267      2.9       38,064      1.1       42,723      1.3
Maryland             112,152      2.4      100,762      2.3       76,365      2.0       69,769      1.9       77,936      2.3
Florida              111,692      2.4      100,471      2.3       92,531      2.4       97,116      2.7       95,428      2.8
Iowa                  80,820      1.8       70,515      1.6       65,365      1.7       65,512      1.8       35,689      1.0
Nevada                80,624      1.8       51,817      1.2           --       --           --       --           --       --
Illinois              79,570      1.7       78,043      1.7       57,378      1.5       69,596      1.9       94,088      2.8
Connecticut           75,946      1.7       81,418      1.8       83,002      2.2       85,204      2.4       92,321      2.7
Arizona               68,637      1.5       63,467      1.4       60,995      1.6       77,448      2.2       84,827      2.5
Washington            64,796      1.4       55,812      1.3       40,558      1.1       37,294      1.0       29,057       .8
Pennsylvania          59,859      1.3       53,355      1.2       43,223      1.1       30,372       .8       38,716      1.1
Ohio                  47,396      1.0       47,851      1.1       37,603      1.0       15,192       .4       11,229       .3
Michigan              46,548      1.0       45,784      1.0       46,239      1.2       10,391       .3       11,486       .3
Massachusetts         44,300      1.0       45,233      1.0       17,658       .5        6,371       .2        6,694       .2
Minnesota             42,144       .9       32,866       .7       23,347       .6       30,880       .9       17,146       .5
South Carolina        40,674       .9       26,402       .6       27,163       .7       13,792       .4       15,451       .5
Alabama               39,514       .9       38,147       .8       38,604      1.0       43,126      1.2       53,700      1.6
New York              38,794       .8       40,532       .9       27,700       .7       13,014       .4       16,725       .5
North Carolina        31,601       .7       23,260       .5       19,683       .5       20,404       .6       22,277       .7
Indiana               27,191       .6       25,048       .5       13,652       .3        7,556       .2        6,092       .2
Tennessee             22,247       .5       23,194       .5       20,434       .5       24,256       .7       31,831       .9
Other States         164,779      3.7      175,396      4.0      161,802      4.2      177,793      5.0      188,369      5.5
                  ----------    -----   ----------    -----   ----------    -----   ----------    -----   ----------    -----
                  $4,596,685    100.0%  $4,433,827    100.0%  $3,851,023    100.0%  $3,590,528    100.0%  $3,416,926    100.0%
                  ==========    =====   ==========    =====   ==========    =====   ==========    =====   ==========    =====

     The following table presents the composition of the Corporation's total real estate portfolio (excluding mortgage-backed securities and before any reduction for unamortized discounts (net of premiums), undisbursed loan proceeds, deferred loan fees and allowance for loan losses) by state and property type at June 30, 1996:

                       Residential    Multi-      Land                   Sub       Commercial                 % of
    State               1-4 Units     Family      Loans     FHA/VA      Total         Loans     Total        Total
 ------------          ----------    --------    -------   ---------  ----------   -----------  ------       -----
                                                             (Dollars in Thousands)
                       --------------------------------------------------------------------------------------------

     Nebraska           $  775,847     $ 9,865   $ 3,420   $ 57,129   $  846,261     $ 83,721   $  929,982    20.2%
     Colorado              717,519      13,690     2,448     20,517      754,174       89,496      843,670    18.3
     Kansas                272,029          55       454     46,161      318,699       31,549      350,248     7.6
     Georgia               204,675          --        --     10,079      214,754        3,203      217,957     4.7
     Oklahoma              183,206       2,527        --     19,203      204,936        7,532      212,468     4.6
     Texas                 169,397       9,903        --     20,999      200,299        3,703      204,002     4.4
     Missouri              146,107         555        --     17,869      164,531        5,501      170,032     3.7
     California            131,447           8        --     13,879      145,334        6,078      151,412     3.3
     Virginia              108,911          --        --     14,895      123,806           --      123,806     2.7
     New Jersey            112,723          --        --      1,101      113,824           --      113,824     2.5
     Maryland               97,241          --        --     14,911      112,152           --      112,152     2.4
     Florida                84,576          --        --     13,321       97,897       13,795      111,692     2.4
     Iowa                   61,148       3,746        --     11,215       76,109        4,711       80,820     1.8
     Nevada                 66,885          --     8,260      5,098       80,243          381       80,624     1.8
     Illinois               68,482          --        --     11,088       79,570           --       79,570     1.7
     Connecticut            75,835          --        --        111       75,946           --       75,946     1.7
     Arizona                52,041          --        --     10,623       62,664        5,973       68,637     1.5
     Washington             57,943          --        --      6,853       64,796           --       64,796     1.4
     Pennsylvania           58,243          --        --      1,616       59,859           --       59,859     1.3
     Ohio                   41,089          --        --      6,307       47,396           --       47,396     1.0
     Michigan               45,277          --        --      1,271       46,548           --       46,548     1.0
     Massachusetts          43,653          --        --        229       43,882          418       44,300     1.0
     Minnesota              37,391          --        --      4,753       42,144           --       42,144      .9
     South Carolina         36,822          --        --      2,852       39,674        1,000       40,674      .9
     Alabama                32,251          --        --      7,263       39,514           --       39,514      .9
     New York               37,438          --        --        571       38,009          785       38,794      .8
     North Carolina         26,871          --        --      4,730       31,601           --       31,601      .7
     Indiana                22,439          --        --      4,752       27,191           --       27,191      .6
     Tennessee              17,615          --        --      4,632       22,247           --       22,247      .5
     Other States          139,417                    --     13,541      152,958       11,821      164,779     3.7
                        ----------               -------   --------   ----------     --------   ----------   -----
     Total              $3,924,518     $40,349   $14,582   $347,569   $4,327,018     $269,667   $4,596,685   100.0%
                        ==========     =======   =======   ========   ==========     ========   ==========   =====
     % of Total               85.4%         .9%       .3%       7.5%        94.1%         5.9%       100.0%
                        ==========     =======   =======   ========   ==========     ========   ==========

Contractual Principal Repayments.  The following table sets forth certain
- ---------------------------------
information at June 30, 1996, regarding the dollar amount of all loans and mortgage-backed securities maturing in the Corporation's portfolio based on contractual terms to maturity but does not include scheduled payments or an estimate of possible prepayments. Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less. Since prepayments significantly shorten the average life of mortgage loans and mortgage-backed securities, management believes that the following table will bear little resemblance to what will be the actual repayments of the loan and mortgage-backed securities portfolios. Loan balances have not been reduced for (i) unamortized discounts (net of premiums), undisbursed loan proceeds, deferred loan fees and allowance for loan losses or
(ii) nonperforming loans.

- --------------------------------------------------------------------------------
                                           Due During the Year Ended June 30,
                                    --------------------------------------------
- --------------------------------------------------------------------------------
                                                 1998-       After
                                      1997       2001        2001       Total
                                    --------  ----------  ----------  ----------
Principal Repayments                              (In Thousands)
- --------------------
Real estate loans:
  Single-family residential (1)
     Fixed-rate                     $ 74,549  $  345,800  $1,760,100  $2,180,449
     Adjustable-rate                  28,292     138,224   1,739,016   1,905,532
  Multi-family residential, land
    and commercial real estate
     Fixed-rate                       18,177      37,135      44,505      99,817
     Adjustable-rate                  17,298      66,642     127,859     211,799
                                    --------  ----------  ----------  ----------
                                     138,316     587,801   3,671,480   4,397,597
                                    --------  ----------  ----------  ----------

Construction loans:
     Fixed-rate                       80,269       3,313          --      83,582
     Adjustable-rate                 115,506          --          --     115,506
                                    --------  ----------  ----------  ----------
                                     195,775       3,313          --     199,088
                                    --------  ----------  ----------  ----------
Mortgage-backed securities:
     Fixed-rate                       37,716     192,330     158,038     388,084
     Adjustable-rate                  12,166      54,213     716,793     783,172
                                    --------  ----------  ----------  ----------
                                      49,882     246,543     874,831   1,171,256
                                    --------  ----------  ----------  ----------

Consumer and other loans:
     Fixed-rate                       75,019     260,384          --     335,403
     Adjustable-rate                   6,025      16,462          --      22,487
                                    --------  ----------  ----------  ----------
                                      81,044     276,846          --     357,890
                                    --------  ----------  ----------  ----------

Principal repayments                $465,017  $1,114,503  $4,546,311  $6,125,831
                                    ========  ==========  ==========  ==========
- --------------------------------------------------------------------------------

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

The following table sets forth the amount of all loans and mortgage-backed securities due after June 30, 1997, which have fixed interest rates and those which have adjustable interest rates. Such loans and mortgage-backed securities have not been reduced for (i) unamortized discounts (net of premiums), undisbursed loan proceeds, deferred loan fees and allowance for loan losses or
(ii) nonperforming loans.

- --------------------------------------------------------------------------------
                                           Adjustable
                               Fixed-Rate     Rate       Total
                               ----------  ----------  ----------
                                         (In Thousands)
Real estate loans:
  Single-family residential    $2,105,900  $1,877,240  $3,983,140
  Multi-family residential,
     land and commercial           81,640     194,501     276,141
  Construction loans                3,313          --       3,313
Mortgage-backed securities        350,368     771,006   1,121,374
Consumer and other loans          260,384      16,462     276,846
                               ----------  ----------  ----------
  Principal repayments due
     after June 30, 1997       $2,801,605  $2,859,209  $5,660,814
                               ==========  ==========  ==========
- --------------------------------------------------------------------------------

LOAN ORIGINATIONS
- -----------------

Residential Loans.  The Corporation, through its 98 branch network and CFMC's
- ------------------
loan offices and nationwide correspondent network, originates and purchases both fixed-rate and adjustable-rate mortgage loans secured by single-family units. Such residential mortgage loans are either (i) FHA/VA loans which qualify for sale in the form of securities guaranteed by GNMA, (ii) conventional mortgage loans which comply with the requirements for sale to, or conversion into securities issued by, FNMA or FHLMC ("conventional conforming loans") or (iii) mortgage loans which exceed the maximum loan amount allowed by FNMA or FHLMC, but which otherwise generally comply with FNMA and FHLMC loan requirements ("conventional nonconforming loans"). The Corporation originates substantially all conventional conforming loans or conventional nonconforming loans (collectively, "conventional loans") with loan-to-value ratios at or below 80.0% unless the borrower obtains private mortgage insurance, at the borrower's own expense, for the Corporation's benefit covering that portion of the loan in excess of 80.0% of the appraised value. Occasional exceptions to the 80.0% loan-to-value ratio for conventional loans are made for loans to facilitate the resolution of nonperforming assets.

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

Residential Construction Loans. In years prior to 1993, the Corporation was not
- -------------------------------
actively pursuing construction loans, but provided interim construction financing that was tied to permanent real estate mortgage loans. After fiscal year 1993, and especially the last two fiscal years, the Corporation's single-family residential construction lending activity has increased primarily as a result of the construction lending operations conducted by Railroad and continued by the Corporation after the October 1995 acquisition of Railroad. During fiscal years 1996, 1995 and 1994, the Corporation originated $206.4 million, $216.2 million and $63.4 million, respectively, of residential construction loans. The Corporation conducts its single-family residential construction lending operations predominantly in its primary five-state market area and Las Vegas, Nevada. Such lending operations, which loans are subject to prudent credit review and other underwriting standards and procedures, are not expected to constitute any greater portion of the Corporation's lending business in the future than in fiscal year 1996.

Commercial Real Estate and Land Loans.  The Corporation originated commercial
- --------------------------------------
real estate loans totaling $45.2 million, $29.4 million and $18.0 million, respectively, during fiscal years 1996, 1995 and 1994. Commercial real estate lending may entail significant additional risks compared with residential real estate lending. These additional risks are due to larger loan balances which are more sensitive to economic conditions, business cycle downturns and construction related risks. The payment of principal and interest due on the Corporation's commercial real estate loans is substantially dependent upon the performance of the projects securing such loans. As an example, to the extent that the occupancy and rental rates are not high enough to generate the income necessary to make such payments, the Corporation could experience an increased rate of delinquency and could be required either to declare such loans in default and foreclose upon such properties or to make concessions on the terms of the repayment of such loans. See "Asset Quality" herein.

The aggregate amount of loans which a federal savings institution may make on the security of liens on nonresidential real property may not exceed 400.0% of the institution's total risk-based capital as determined under current regulatory capital standards. Such limitation totaled approximately $1.843 billion at June 30, 1996. This restriction has not and is not expected to materially affect the Corporation's business.

Consumer Loans.  Federal regulations permit federal savings institutions to make
- ---------------
secured and unsecured consumer loans up to 30.0% of an institution's total regulatory assets. In addition, a federal savings institution has lending authority above the 30.0% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and savings account secured loans. During fiscal years 1996, 1995 and 1994, the Corporation originated $276.5 million, $164.5 million and $157.7 million, respectively, of consumer loans. Consumer loans originated by the Corporation are primarily second mortgage loans, loans to depositors on the security of their savings accounts and loans secured by automobiles. The Corporation has increased its secured consumer lending activities in order to meet its customers' financial needs and will continue to emphasize such lending activities in the future in its primary market areas.

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

Bulk Loan Purchases.  Between January 1991 and June 30, 1992, as part of its
- --------------------
balance sheet restructuring, the Corporation purchased 71 whole loan packages, the majority of which was from the Resolution Trust Corporation ("RTC"), comprised of 46,500 loans primarily collateralized by single-family residential properties with principal balances aggregating $2.5 billion. These purchased loans had a weighted average yield of 8.71%. At June 30, 1996, 1995 and 1994, the aggregate principal balance of these bulk purchased loans associated with such restructuring was $574.4 million, $701.9 million and $868.0 million, respectively.

To supervise and coordinate the residential loan purchase program, the management of the Corporation established a loan purchase committee responsible for identifying the loan packages to review, directing the loan review process, preparing the bid or rejecting the package, facilitating the purchase and transfer of loan servicing and coordinating the put back process as necessary. Management established specific guidelines to define the types of loans management would consider for purchase, and established internal standards for underwriting and documentation for loan purchases. Management implemented procedures to analyze the credit and servicing risks of a loan package and the expected return of the loan package. Based upon both a review and analysis of the information provided by the seller with respect to each loan package and management's own due diligence review of a certain percentage (usually 5.0% to 10.0%) of the loans within a loan package, management established specific estimated allowance amounts which were allocated from the discount amounts on the loan packages. At June 30, 1996, 1995 and 1994, $12.8 million, $15.3 million and $17.3 million, respectively, of the discount amount relating to these purchased loans was allocated to an estimated allowance amount for potential credit risk associated with such bulk purchased loans. These allowances are available to absorb losses associated with the respective purchased loan packages and are not available to absorb losses from other loans.

The loan purchase agreements generally provided for a 30-to-90 day period after purchase and delivery of the loan in which to identify and put back loans which did not conform to legal documentation presented by the seller. In addition, the loan purchase agreements contained representations and warranties concerning the loans in the package generally warranting, at a minimum, as of the date of sale of the loans, the accuracy of information previously disclosed by seller, and the validity, enforceability, and first lien status of the loans and the delinquency or current payment status of the loans. The Corporation's right to enforce remedies for breach of representations or warranties was generally not limited in duration except as measured from the time that a breach is discovered. Substantially all of the obligations of sellers in RTC loan sales are guaranteed by the RTC in its corporate capacity. At June 30, 1996, 1995 and 1994, $17.8 million, $17.8 million and $17.5 million, respectively, of these purchased loans were past due 90 days or more.

To the extent opportunities to make similar bulk purchases of loans become available, the Corporation will consider making such purchases in the future. The Corporation also purchases loans from its correspondent network and will continue to do so in the future. During fiscal years 1996, 1995 and 1994, the Corporation purchased $286.1 million, $461.3 million and $545.8 million, respectively, of other loan packages not associated with the aforementioned restructuring efforts.

Loan Sales.  In addition to originating loans for it's portfolio, the
- -----------
Corporation, through its mortgage banking subsidiary, participates in secondary mortgage market activities by selling whole and securitized loans to institutional investors or other financial institutions with the Corporation generally retaining the right to service such loans. Substantially all of the Corporation's secondary mortgage market activity is with GNMA, FNMA and FHLMC. Conventional conforming loans are either sold for cash as individual whole loans to FNMA or FHLMC, or pooled in exchange for securities issued by FNMA or FHLMC which are then sold to investment banking firms.

FHA/VA loans are originated or purchased by the Corporation's mortgage banking subsidiary and, either are retained for the Corporation's real estate loan portfolio, or are pooled to form GNMA securities which are subsequently sold to investment banking firms, or are sold to the Bank and retained in the Corporation's mortgage-backed securities held for investment portfolio.

During fiscal years 1996, 1995 and 1994, the Corporation sold an aggregate of $667.7 million, $654.4 million and $2.0 billion, respectively, in mortgage loans resulting in net gains of $164,000 and $1.4 million, respectively, in fiscal years 1996 and 1994, and a net loss of $1.7 million in fiscal year 1995. Of the amount of mortgage loans sold during fiscal year 1996, $570.7 million were sold in the secondary market, of which 57.0% were converted into GNMA securities, 42.0% were sold directly to FNMA or FHLMC for cash or were exchanged for securities issued by FNMA or FHLMC, and the remaining were sold to other institutional investors. At June 30, 1996, the carrying value of loans held for sale totaled $89.4 million.

The net gain recorded in fiscal year 1996 is attributable to the relatively stable interest rate environment and to the adoption effective July 1, 1995, of the provisions of Statement of Financial Accounting Standards No. 122 ("SFAS No. 122") entitled "Accounting for Mortgage Servicing Rights," which prescribes accounting methods that generally result in comparatively higher amounts of gains, or lower losses realized from the sales of loans.

SFAS No. 122 requires capitalization of internally originated mortgage servicing rights as well as purchased mortgage servicing rights. The net effect of adopting the provisions of SFAS No. 122 was to increase fiscal year 1996 pre-tax earnings approximately $4.0 million. At June 30, 1996, mortgage servicing rights totaled $45.0 million. SFAS No. 122 also requires that mortgage servicing rights be reported at the lower of cost or fair value. Mortgage servicing rights are stratified by loan type and interest rate for purposes of impairment measurement. Impairment losses are recognized to the extent the unamortized mortgage servicing right for each stratum exceeds the current market value, as reductions in the carrying value of the asset, through the use of a valuation allowance, with a corresponding reduction to loan servicing income.
No valuation allowance for capitalized servicing rights was necessary to be established as of June 30, 1996. The future effect of SFAS No. 122 is dependent, among other items, upon the volume and type of loans originated, the general levels of market interest rates and the rate of estimated loan prepayments. Accordingly, management of the Corporation is unable to predict with any reasonable certainty what effect this statement will have on the Corporation's future results of operations or its financial position.

Mortgage loans are generally sold in the secondary mortgage market without recourse to the Corporation in the event of borrower default, subject to certain limitations applicable to VA loans. Historical losses realized by the Corporation as a result of limitations applicable to VA loans have been immaterial on an annual basis. However, in connection with a 1987 acquisition of a financial institution, the Bank assumed agreements providing for recourse in the event of default on obligations transferred in connection with sales of certain securities by such institution. At June 30, 1996, the remaining balance of such loans sold with recourse totaled $39.3 milllion.

Set forth below is a table showing the Corporation's loan and mortgage-backed securities activity for the fiscal years indicated:

- ----------------------------------------------------------------------------
                                              1996        1995        1994
- ------------------------------------------------------------------------------
                                                     (In Thousands)

Loans originated:
Real estate loans -
  Residential loans (1)                    $  593,488  $  564,731  $1,453,444
  Construction loans                          206,364     216,191      63,419
  Commercial real estate and land loans        45,214      29,381      17,967
  Consumer loans                              276,507     164,499     157,728
                                           ----------  ----------  ----------
     Loans originated                      $1,121,573  $  974,802  $1,692,558
                                           ==========  ==========  ==========

Loans purchased:
Conventional mortgage loans -
  Residential loans                           607,878  $  604,958  $1,548,977
  Bulk loan purchases                         286,066     461,299     545,823
  Commercial loans                                 --         942          --
Mortgage-backed securities                     50,197      11,504     214,811
                                           ----------  ----------  ----------
     Loans purchased                       $  944,141  $1,078,703  $2,309,611
                                           ==========  ==========  ==========

Loans securitized:
Conventional mortgage loans securitized
  into mortgage-backed securities          $   63,445  $  189,031  $  605,490
                                           ==========  ==========  ==========

Acquisitions:
Residential real estate loans              $  138,679  $  101,067  $      771
Consumer loans                                 27,599      12,173      19,027
Mortgage-backed securities                     82,580      42,648          --
                                           ----------  ----------  ----------
     Loans from acquisitions               $  248,858  $  155,888  $   19,798
                                           ==========  ==========  ==========

Loans sold:
Conventional mortgage loans                $  667,683  $  654,439  $1,958,394
Mortgage-backed securities                    178,580      40,815      20,601
                                           ----------  ----------  ----------
     Loans sold                            $  846,263  $  695,254  $1,978,995
                                           ==========  ==========  ==========
- -------------------------------------------------------------------------------

(1) Includes single-family and multi-family residential loans and FHA and VA loans. In addition, includes loans refinanced of $176,520, $32,564 and $359,135 for fiscal years 1996, 1995 and 1994, respectively.

Loan Servicing.  The Corporation, through its mortgage banking subsidiary,
- ---------------
services substantially all of the mortgage loans that it originates and purchases (whether retained for the Bank's portfolio or sold in the secondary market), thereby generating ongoing loan servicing fees. The Corporation also periodically purchases mortgage servicing rights. At June 30, 1996, the Bank's mortgage banking subsidiary was servicing approximately 107,800 loans and participations for others with principal balances aggregating $5.9 billion, compared to 93,100 loans with principal balances totaling $5.2 billion at June 30, 1995. At June 30, 1996, adjustable-rate mortgage loans represented 21.2% of the aggregate dollar amount of loans in the servicing portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General," -- "Loan Servicing Fees" and -- "Note 24 - Segment Information" in the Annual Report for information pertaining to revenue from servicing loans for others.

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

The Corporation receives fees for servicing mortgage loans for others, ranging generally from .25% to .50% per annum on the declining principal balances of the loans. The average service fee collected by the Corporation was .42% for fiscal years 1996 and 1995. The Corporation's servicing portfolio is subject to reduction primarily by reason of normal amortization and prepayment of outstanding mortgage loans. In general, the value of the Corporation's loan servicing portfolio may also be adversely affected as mortgage interest rates decline and loan prepayments increase. It is expected that income generated from the Corporation's loan servicing portfolio also will decline in such an environment. This negative effect on the Corporation's income may be offset somewhat by a rise in origination and servicing fee income attributable to new loan originations, which historically have increased in periods of low mortgage interest rates. The weighted average mortgage loan note rate of the Corporation's servicing portfolio at June 30, 1996, was 7.90% compared to 7.76% (excluding the effect of Railroad) at June 30, 1995.

At June 30, 1996, 95.0% of the Corporation's mortgage servicing portfolio for other institutions was covered by servicing agreements pursuant to the mortgage-backed securities programs of GNMA, FNMA and FHLMC. Under these agreements, the Corporation may be required to advance funds temporarily to make scheduled payments of principal, interest, taxes or insurance if the borrower fails to make such payments. Although the Corporation cannot charge any interest on such advance funds, the Corporation typically recovers the advances within a reasonable number of days upon receipt of the borrower's payment, or in the absence of such payment, advances are recovered through FHA insurance or VA guarantees or FNMA or FHLMC reimbursement provisions in connection with loan foreclosures. During fiscal year 1996, the average amount of funds advanced by the Corporation pursuant to servicing agreements was approximately $1.5 million.

Interest Rates and Loan Fees.  Interest rates charged by the Corporation on its
- -----------------------------
loans are primarily determined by secondary market yield requirements and competitive loan rates offered in its lending areas. Nebraska, Iowa and Oklahoma law do not provide an interest rate limitation on loans secured by real estate, however, such states do impose various limitations on the interest rate which may be charged on installment and personal loans made to non-corporate borrowers. Generally, interest rates on these loans are limited in Nebraska as follows: (i) 19.0% for unsecured loans made for the purpose of property alterations or repairs and for loans made in accordance with the provisions of Titles I or II of the National Housing Act, and (ii) 16.0% for loans to individuals providing such loans are not secured by real estate, total less than $25,000 and are not home improvement loans. Oklahoma and Iowa laws generally limit interest rates charged on installment and personal loans made to non-corporate borrowers to 21.0%, although loans in excess of $45,000 and $25,000, respectively, are not subject to any interest rate limitation. Colorado statutory usury limitations prohibit the Corporation from contracting for payment by the debtor of any loan finance charge in excess of a 45.0% annual percentage rate when the loan is secured by a first lien against real estate or is for a business or commercial purpose. Colorado usury limitations also restrict the Corporation for all other loans, excluding business or commercial purpose loans, from contracting for payment by the debtor of any loan finance charge in excess of a 21.0% annual percentage rate. Kansas law limits the interest rate on fixed-rate non-business loans secured by real estate to an index based on FHLMC securities, while interest rates imposed on variable rate mortgages are generally not limited. Kansas law imposes various interest rate limitations on consumer loans of $25,000 or less which are generally limited to 18.0% per annum.

In addition to interest earned on loans, the Corporation receives loan origination fees for originating certain loans. These fees are a percentage of the principal amount of the mortgage loan and are charged to the borrower.

Loan Commitments.  At June 30, 1996, the Corporation had issued commitments of
- -----------------
$173.6 million, excluding undisbursed portion of loans in process, to fund and purchase loans. These commitments are generally expected to settle within three months following June 30, 1996. These outstanding loan commitments to extend credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation anticipates that normal amortization and prepayments of loan and mortgage-backed security principal will be sufficient to fund these loan commitments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Annual Report.

Collection Procedures.  If a borrower fails to make required payments on a loan,
- ----------------------
the Corporation generally will take immediate action to satisfy its claim against the security for the loan. If a delinquency cannot otherwise be cured, the Corporation records a notice of default and commences foreclosure proceedings. When a trustee sale is held, the Corporation generally acquires title to the property. The property may then be sold for cash or with financing conforming to normal loan requirements, or it may be sold or financed with a "loan to facilitate" involving terms more favorable to the borrower than those permitted by applicable regulations for new loans.

ASSET QUALITY
- -------------

Nonperforming Assets.  Loans are reviewed on a regular basis and are placed on a
- ---------------------
nonaccruing status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on a nonaccruing status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on nonaccruing status is charged against interest income. Subsequent payments are applied to the outstanding principal balance until such time as the loan is removed from nonaccruing status.

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

The Corporation's nonperforming assets totaling $66.5 million increased by $3.8 million, or 6.1%, at June 30, 1996, compared to June 30, 1995, primarily as a result of net increases of $5.6 million in nonperforming loans and $1.3 million in real estate offset by a net decrease of $3.1 million in troubled debt restructurings.

The following table sets forth information with respect to the Bank's nonperforming assets at June 30 as follows:

- --------------------------------------------------------------------------------------------
                                             1996      1995      1994      1993       1992
- --------------------------------------------------------------------------------------------
                                                         (Dollars in Thousands)
Loans accounted for on a
  nonaccruing basis: (1)
  Real estate -
     Residential                           $34,660   $30,784   $27,470   $ 29,888   $ 33,871
     Commercial                              2,357       773     5,613      1,377     11,937
  Consumer                                     888       701       409        322        100
                                           -------   -------   -------   --------   --------
       Total                                37,905    32,258    33,492     31,587     45,908
                                           -------   -------   -------   --------   --------
  Accruing loans which are
     contractually past
     due 90 days or more -                      --                  --         --         --
                                           -------             -------   --------   --------
Total nonperforming loans                   37,905    32,258    33,492     31,587     45,908
                                           -------   -------   -------   --------   --------
Real estate: (2)
  Commercial                                 8,850     8,795    16,869     23,808     53,035
  Residential                                4,986     3,784     4,566      6,519      8,517
                                           -------   -------   -------   --------   --------
       Total                                13,836    12,579    21,435     30,327     61,552
                                           -------   -------   -------   --------   --------
Troubled debt restructurings: (3)
  Commercial                                13,894    16,566    19,455     39,852     40,322
  Residential                                  909     1,294     1,580      2,164      3,233
                                           -------   -------   -------   --------   --------
       Total                                14,803    17,860    21,035     42,016     43,555
                                           -------   -------   -------   --------   --------
Nonperforming assets                       $66,544   $62,697   $75,962   $103,930   $151,015
                                           =======   =======   =======   ========   ========

Nonperforming loans to total loans (4)         .78%      .70%      .83%       .80%      1.29%
Nonperforming assets to total assets          1.01%      .95%     1.27%      1.97%      3.00%
- --------------------------------------------------------------------------------------------

Allowance for loan losses:
  Other loans                              $36,513   $33,261   $27,530   $ 24,637   $ 20,973
  Bulk purchased loans (5)                  12,765    15,280    17,321     22,271     29,731
                                           -------   -------   -------   --------   --------
       Total                               $49,278   $48,541   $44,851   $ 46,908   $ 50,704
                                           =======   =======   =======   ========   ========
Allowance for bulk purchased loan
  losses to bulk purchased loans (5)          2.22%     2.18%     2.00%      1.69%      1.88%
Allowance for loan losses
  (other loans) to total loans
  (less bulk purchased loans)                  .85%      .86%      .87%      1.02%      1.07%
Allowance for loan losses
  to total loans (4)                          1.01%     1.06%     1.11%      1.26%      1.43%
Allowance for loan losses
  to total nonperforming assets              74.05%    77.42%    59.04%     45.13%     33.58%
Allowance for loan losses (other loans)
  to total nonperforming loans (less
  nonperforming bulk purchased
  loans) (6)                                 182.0%    230.1%   171.61%    183.16%     74.29%
- --------------------------------------------------------------------------------------------

                            (Continued on next page)

(1) During fiscal years 1996, 1995 and 1994, the Corporation did not record any interest income on these nonaccruing loans. Had these loans been current in accordance with their original terms and outstanding throughout this fiscal year or since origination, the Corporation would have recorded gross interest income on these loans of $2.2 million, $1.9 million and $2.0 million, respectively. Gross interest income has not been restated for fiscal years 1995 and 1994 for the effect of the Railroad merger which was accounted for as a pooling of interests. Such restatement would not be material.

(2) Real estate as a component of nonperforming assets does not include performing real estate held for investment, which totaled $2.8 million, $4.2 million and $2.9 million, respectively, at June 30, 1996, 1995 and 1994.

(3) During fiscal years 1996, 1995 and 1994, the Corporation recognized interest income on these loans classified as troubled debt restructurings aggregating $1.7 million, $2.0 million and $1.8 million, respectively, whereas under their original terms the Corporation would have recognized interest income of $1.5 million, $1.9 million and $2.2 million, respectively. At June 30, 1996, the Corporation had no material commitments to lend additional funds to borrowers whose loans were subject to troubled debt restructuring.

(4) Based on the total balance of loans receivable (before any reduction for unamortized discounts (net of premiums, undisbursed loan proceeds, deferred loan fees and allowance for loan losses) at the respective dates.

(5) At June 30, 1996, 1995 and 1994, $12.8 million, $15.3 million and $17.3 million, respectively, of allowance for loan losses for bulk purchased loans, which had been allocated from the amount of net discounts associated with the Corporation's purchase of these loans is included in the total allowance for loan losses to provide for the credit risk associated with these bulk purchased loans, which had balances of $574.4 million, $701.9 million and $868.0 million, respectively, at June 30, 1996, 1995 and 1994. These allowances are available only to absorb losses associated with the respective bulk purchased loans and are not available to absorb losses from other loans.

(6) Nonperforming bulk purchased loans approximating $17.8 million, $17.8 million and $17.5 million, respectively, at June 30, 1996, 1995 and 1994, and the allowance for loan losses associated with the total bulk purchased loans, have been excluded from this calculation since these allowances are not available to absorb the losses associated with other loans in the portfolio.

- --------------------------------------------------------------------------------

For a discussion of the major components of the $3.8 million increase in nonperforming assets during the fiscal year ended June 30, 1996, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Provision for Loan Losses and Real Estate Operations" in the Annual Report.

The geographic concentration of nonperforming loans at June 30 was as follows:

- --------------------------------------------------------------------------------
                          1996     1995     1994     1993     1992
                         -------  -------  -------  -------  -------
                                       (In Thousands)
State
- -----
California               $ 4,624  $ 3,758  $ 3,966  $ 2,802  $ 5,077
Georgia                    3,389    2,559    2,355    3,273    2,870
Texas                      3,290    3,601    4,417    3,377    3,408
Colorado                   2,789    2,794    5,016    2,260   10,078
Nebraska                   2,352    2,037    1,551    2,237    3,607
Missouri                   2,018    1,864    1,720    2,334    2,991
Kansas                     2,012      469    1,022    1,407    2,230
Maryland                   1,548      743      613       --      140
Oklahoma                   1,496    1,019      541      609    1,189
Illinois                   1,158    1,234    1,502    1,976    1,835
New Jersey                 1,069    1,680    1,361      793    1,003
Florida                      891    1,553    1,148    1,268    2,355
Virginia                     880      446      790      552      332
Connecticut                  739      643       37      385      594
Pennsylvania                 663      715      823      967      388
Washington                   647      745      841      465      376
New York                     447      855      407      366      189
Arizona                      411      539      569    2,061      160
Indiana                      238      411      145      113        9
North Carolina               205      455      237      220      178
Other states               7,039    4,138    4,431    4,122    6,899
                         -------  -------  -------  -------  -------
  Nonperforming loans    $37,905  $32,258  $33,492  $31,587  $45,908
                         =======  =======  =======  =======  =======
- --------------------------------------------------------------------------------

Nonperforming loans at June 30, 1996, consisted of 1,015 loans with an average balance of $37,345. Nonperforming loans totaling $37.9 million at June 30, 1996, consisted of $2.4 million (5 loans) collateralized by commercial real estate, $32.1 million (717 loans) collateralized by residential real estate, $2.5 million (21 loans) collateralized by residential construction real estate and $888,000 (272 loans) of consumer loans.

The geographic concentration of nonperforming real estate at June 30 was as follows:

- --------------------------------------------------------------------------------
                                 1996      1995      1994      1993      1992
                               --------  --------  --------  --------  --------
                                                (In Thousands)
  State
  -----
Colorado                       $ 6,011   $ 6,823   $ 4,027   $ 8,871   $17,390
Nebraska                         5,356     5,770     6,868     8,241     8,727
Texas                            1,608       999     8,323     8,772    20,712
Oklahoma                           384       391     1,348     1,016       561
Florida                            312       197       115       551       535
New Jersey                         270       280        90        --        --
California                         187       109        64        --     1,979
Georgia                            187       510     2,549     2,888     3,741
Missouri                           125       262       219        --        --
Pennsylvania                       116       326       351       362       555
Iowa                               108       129       248       653     4,083
Kansas                              36        47       138     1,664     1,887
Tennessee                           --       119        --        23        --
Other states                     2,063       624     1,484       774     3,696
Unallocated reserves            (2,927)   (4,007)   (4,389)   (3,488)   (2,314)
                               -------   -------   -------   -------   -------
  Nonperforming real estate    $13,836   $12,579   $21,435   $30,327   $61,552
                               =======   =======   =======   =======   =======
- --------------------------------------------------------------------------------

At June 30, 1996, total commercial real estate was $8.8 million (15 properties) or 63.5% of the $13.8 million in total nonperforming real estate (consisting of 90 properties), and the remaining $5.0 million (75 properties) consisted of residential real estate. The Corporation's commercial real estate at June 30, 1996, is located primarily in Colorado and Nebraska.

Classification of Assets.  Savings institutions are required to review their
- -------------------------
assets on a regular basis and, as warranted, classify them as "substandard," "doubtful," or "loss as defined by OTS regulations." Adequate general valuation allowances are required to be established for assets classified as substandard or doubtful. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. An asset which does not currently warrant classification as substandard but which possesses credit deficiencies or potential weaknesses deserving close attention is required to be designated as "special mention." In addition, a savings institution is required to set aside adequate valuation allowances to the extent that any affiliate possesses assets which pose a risk to the savings institution. The OTS has the authority to approve, disapprove or modify any asset classification or any amount established as an allowance pursuant to such classification. Based on a review of the Corporation's portfolio at June 30, 1996, pursuant to reporting on the quarterly thrift financial report, the Corporation had $24.6 million in assets classified as special mention, $61.8 million in assets classified as substandard, no assets classified as doubtful or as loss. As required, specific valuation allowances have been established in an amount equal to 100.0% of all assets classified as loss. Substantially all nonperforming assets at June 30, 1996, are classified as either substandard or loss pursuant to applicable asset classification standards. Of the Corporation's loans which were not classified at June 30, 1996, there were no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

Loan and Real Estate Review Policy.  Management of the Corporation has the
- -----------------------------------
responsibility of establishing policies and procedures for the timely evaluation of the credit risk in the Corporation's loan and real estate portfolios. Management is also responsible for the determination of all specific and general provisions for loan and real estate losses, taking into consideration a number of factors, including changes in the composition of the Corporation's loan portfolio and real estate balances, current economic conditions, including real estate market conditions in the Corporation's lending areas, that may affect the borrower's ability to make payments on loans, regular examinations by the Corporation's credit review group of the quality of the overall loan and real estate portfolios, and regular review of specific problem loans and real estate. See "Nonperforming Assets."

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

This credit review group analyzes all significant loans and real estate of the Corporation for appropriate levels of reserves on these assets based on varying degrees of loan or real estate value weakness. Accordingly, these types of loans and real estate are assigned a credit risk rating ranging from one (excellent) to six (loss). Loans and real estate with minimal credit risk (not adversely classified or with a credit risk rating of one to four) generally have general reserves established on the basis of the Corporation's historical loss experience. Loans and real estate adversely classified (substandard, loss or with a credit risk rating of five or six) generally have greater levels of general reserves similarly established on the basis of the Corporation's historical loss experience, as well as specific reserves established as applicable to recognize permanent declines in the value of loans or real estate.

It is management's responsibility to maintain a reasonable allowance for loan losses applicable to all categories of loans through periodic charges to operations. The Corporation employs a systematic methodology to determine the amount of general loan losses, in addition to specific valuation allowances, to be recorded as a percentage of the respective loan balances as follows:

- --------------------------------------------------------------------------------
                                                      General
                                                     Loan Loss
    Type of Loan and Status                          Percentage
    -----------------------                          ----------

Residential real estate loans:
    Current                                              .25%
    90 days delinquent (or classified substandard)      7.50
Residential construction loans:
    Current                                             1.00
    90 days delinquent                                 12.50
Commercial real estate loans:
    Current                                             1.00
    Classified special mention                          2.00
    90 days delinquent (or classified substandard)     10.00
Consumer loans:
    Current                                              .50
    Classified substandard and 90 days delinquent      20.00
    120 days delinquent                               100.00
- --------------------------------------------------------------------------------

As appropriate, management of the Corporation attempts to ensure that the Corporation's reserves are in general compliance with previously established regulatory examination guidelines.

Allowance for Losses on Loans.  The allowance for loan losses is based upon
- ------------------------------
management's continuous evaluation of the collectibility of outstanding loans, which takes into consideration such factors as changes in the composition of the loan portfolio and economic conditions that may affect the borrower's ability to pay, regular examinations by the Corporation's credit review group of specific problem loans and of the overall portfolio quality and real estate market conditions in the Corporation's lending areas. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Provision for Loan Losses and Real Estate Operations" in the Annual Report.

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

The following table sets forth the activity in the Bank's allowance for loan losses for the fiscal years ended June 30 as indicated:

- --------------------------------------------------------------------------------

                                          1996      1995      1994      1993      1992
                                        --------  --------  --------  --------  ---------
                                                     (Dollars in Thousands)
Allowance for losses on
  loans at beginning of year            $48,541   $44,851   $46,908   $50,704   $ 54,605
                                        -------   -------   -------   -------   --------
Loans charged-off:
  Single-family residential              (1,130)   (1,171)     (940)   (1,475)    (1,848)
  Multi-family residential
     and commercial real estate            (210)     (842)   (2,083)   (1,264)    (6,098)
  Consumer                               (4,193)   (1,758)   (1,075)   (1,043)    (2,151)
                                        -------   -------   -------   -------   --------
     Loans charged-off                   (5,533)   (3,771)   (4,098)   (3,782)   (10,097)
                                        -------   -------   -------   -------   --------

Recoveries:
  Single-family residential                  20        64       147        --         --
  Multi-family residential
     and commercial real estate              46       815       164       857         --
  Consumer                                  668       455       432       404        760
                                        -------   -------   -------   -------   --------
     Recoveries                             734     1,334       743     1,261        760
                                        -------   -------   -------   -------   --------
Net loans charged-off                    (4,799)   (2,437)   (3,355)   (2,521)    (9,337)

Provision charged to operations           6,107     6,408     6,248     6,185      7,981
                                        -------   -------   -------   -------   --------
Railroad activity for the six months
  ended June 30, 1994                        --       (58)       --        --         --
Allowances from acquisitions              1,944     1,818        --        --         --
Estimated allowance net
  for bulk purchased loans (1)               --        --        39       173     17,268
Change in estimate of allowance
  for bulk purchased loans (1)(2)        (2,273)   (1,705)   (4,357)   (5,334)   (18,728)
Charge off to allowance
  for bulk purchased loans (1)             (242)     (336)     (632)   (2,299)    (1,085)
                                        -------   -------   -------   -------   --------
Allowance for losses on loans
  at end of year                        $49,278   $48,541   $44,851   $46,908   $ 50,704
                                        =======   =======   =======   =======   ========

- ----------------------------------------------------------------------------------------
Ratio of net loans charged-off
  to average loans outstanding
  during the year                           .10%      .07%      .11%     .13 %       .33%
- ----------------------------------------------------------------------------------------

(1)  At June 30, 1996, 1995 and 1994, $12.8 million, $15.3 million and $17.3 million, respectively, of allowance for loan losses for bulk purchased loans, which had been allocated from the amount of net discounts associated with the Corporation's purchase of these loans, was included in the total allowance for loan losses. Such bulk purchased loans had balances of $574.4 million, $701.9 million and $868.0 million, respectively, at June 30, 1996, 1995 and 1994. These allowances are available only to absorb losses associated with the respective bulk purchased loans and are not available to absorb losses from other loans.
(2) Consists of changes in estimates of allowance amounts for bulk purchased loans resulting from the securitization of these bulk purchased loans into mortgage-backed securities or from loan principal payoffs such that these allowance amounts either will be amortized into income as a yield adjustment over the respective remaining lives of the related mortgage-backed securities or accreted directly to interest income on payoffs of purchased loans.

INVESTMENT ACTIVITIES
- ---------------------

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

The Corporation's general policy is to invest primarily in short-term liquid assets in compliance with these regulatory requirements. As of June 30, 1996, the Corporation had total average liquid assets of $378.9 million, which consisted of $39.0 million in cash, $3.6 million in federal funds and $336.3 million in agency-backed securities. The Corporation's liquidity and short-term liquidity ratios were 7.07% and 1.75%, respectively, at June 30, 1996. See "Regulation -- Liquidity Requirements." The Corporation's management objective is to maintain liquidity at a level sufficient to assure adequate funds, taking into account anticipated cash flows and available sources of credit, to allow future flexibility to meet withdrawal requests, to fund loan commitments and to make other investments. Such liquid funds are managed in an effort to produce the highest yield consistent with maintaining safety of principal and within regulations governing the thrift industry. In recent years, because of the uncertain nature of interest rates, the Corporation has deemed it prudent to purchase short-term securities. Due to the maturities on such funds, the yields tend to respond quickly to changes in the level of interest rates in the money market.

The following table sets forth the carrying value of the Corporation's investment securities held to maturity and short-term cash investments at June 30:

- -----------------------------------------------------------------------

                                             1996      1995      1994
- -----------------------------------------------------------------------
                                              (Dollars in Thousands)
Investment securities held to maturity:
  U.S. Treasury and other
   Government agency obligations           $213,800  $296,443  $285,397
  Obligations of states and
     political subdivisions                  18,642        --        --
  Other securities                           10,703     1,050        50
                                           --------  --------  --------
     Total investment
      securities held to maturity           243,145   297,493   285,447
Cash on deposit                               2,400     6,345     5,551
                                           --------  --------  --------
     Total Investments                     $245,545  $303,838  $290,998
                                           ========  ========  ========

- -----------------------------------------------------------------------

The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Corporation's investment securities held to maturity at June 30, 1996:

- --------------------------------------------------------------------------------

                                  One Year         Over One Within   Over Five Within      More Than
                                   or Less           Five Years         Ten Years          Ten Years                Total
                             ------------------  ------------------ ------------------ ------------------ --------------------------
                             Amortized  Average  Amortized  Average Amortized  Average Amortized  Average Amortized  Market  Average
                               Cost      Yield     Cost      Yield    Cost      Yield    Cost      Yield    Cost     Value    Yield
                             ---------  -------  ---------  ------- ---------  ------- ---------  ------- --------- -------- -------
                                                                       (Dollars in Thousands)
Investment securities held
 to maturity:
- ---------------------------
U.S. Treasury and other
  Government agency
   obligations                $46,173     6.82%   $167,627   5.79%   $    --     --%    $    --     --%    $213,800  $210,236  6.01%
States and political
 subdivisions                      --       --         213   4.46     14,135   5.91       4,294   5.39       18,642    18,202  5.78
Other securities                   --       --          50   6.06         --     --      10,653   7.52       10,703    10,703  7.51
                              -------     ----    --------   ----    -------   ----     -------   ----     --------  --------  ----

Total                         $46,173     6.82%   $167,890   5.79%   $14,135   5.91%    $14,947   6.91%    $243,145  $239,141  6.06%
                              =======     ====    ========   ====    =======   ====     =======   ====     ========  ========  ====

For further information regarding the Corporation's investment securities held to maturity, see Note 3 to the Notes to Consolidated Financial Statements in the Annual Report.

SOURCES OF FUNDS
- ----------------

General.  Deposits have historically been the major source of the Corporation's
- --------
funds for lending and other investment purposes. In addition to deposits, the Corporation derives funds from principal and interest repayments on loans and mortgage-backed securities, sales of loans, FHLB advances, prepayment and maturity of investment securities, and other borrowings.

The Corporation has considered, and anticipates that it will in the future continue to consider, possible mergers with and acquisitions of other selected financial institutions. During fiscal year 1996 the Corporation consummated the merger with Railroad and the acquisition of Conservative. In addition, on May 16, 1996, the Corporation entered into a merger agreement with Heritage Financial, Ltd. See Notes 2, 3 and 27 to the Consolidated Financial Statements for additional information on these completed and pending acquisitions. Such completed and proposed acquisitions present the Corporation with the opportunity to further expand its retail network over last fiscal year in the Iowa, Kansas and Nebraska markets; and to increase its earnings potential by increasing its mortgage and consumer loan volumes funded by deposits which generally bear lower rates of interest than alternative sources of funds. The cash proceeds from the fiscal year 1994 deposit acquisitions allowed the Corporation to repay advances from the FHLB and to originate and purchase primarily single-family residential loans.


Deposits.  The Corporation's deposit strategy is to emphasize retail branch
- ---------
deposits by offering a variety of rates and deposit programs to satisfy customer needs. As such, during fiscal year 1996, NOW accounts increased $35.7 million, from $296.5 million at June 30, 1995, to $332.2 million at June 30, 1996. In addition, during fiscal year 1996 passbook accounts increased $73.6 million, from $549.9 million at June 30, 1995 to $623.5 million at June 30, 1996. Rates on deposits are priced based on investment opportunities as the Corporation attempts to control the flow of funds in its deposit accounts according to its business objectives and the cost of alternative sources of funds.

Fixed-term, fixed-rate retail certificates are the primary sources of deposits for the Corporation and at June 30, 1996, represented 74.1% of the Bank's total deposits compared to 74.1% and 72.9%, respectively, at June 30, 1995 and 1994. The Corporation offers certificate accounts with terms ranging from one month to 120 months.

Total deposits increased $293.3 million during fiscal year 1996 from $4.011 billion at June 30, 1995, to $4.305 billion at June 30, 1996. This increase is primarily a result of the acquisition of Conservative with deposits totaling $197.9 million and to increases in retail deposits in the Colorado and Oklahoma markets. The additional amount of the increase is attributable to (i) this larger franchise base from such acquisitions the last three fiscal years which has broadened the Corporation's retail deposit base and (ii) to an increase primarily in Colorado and Oklahoma deposits, and to a leser extent in Kansas deposits, due to increased marketing efforts and product promotion.

The following table sets forth the balances and percentages of the various types of deposits offered by the Corporation at the dates indicated and the change in the dollar amount of deposits between such dates:

                                     June 30, 1996                     June 30, 1995                June 30, 1994
                           --------------------------------   --------------------------------   --------------------
                                         % of     Increase                  % of     Increase                  % of
                             Amount    Deposits  (Decrease)     Amount    Deposits  (Decrease)     Amount    Deposits
                           ----------  --------  ----------   ----------  --------  ----------   ----------  --------
                                                                (Dollars in Thousands)
Passbook accounts          $  623,505    14.5%    $ 73,648    $  549,857    13.7%   $ 85,018    $   73,925    12.9%
NOW accounts                  332,233     7.7       35,681       296,552     7.4       9,738        20,831     7.5
Market rate savings           159,672     3.7      (31,322)      190,994     4.8     (54,954)      245,948     6.7
Certificates of deposit     3,189,166    74.1      215,246     2,973,920    74.1     295,696     2,678,224    72.9
                           ----------   -----     --------    ----------   -----    --------    ----------   -----
  Total Deposits           $4,304,576   100.0%    $293,253    $4,011,323   100.0%   $335,498    $3,675,825   100.0%
                           ==========   =====     ========    ==========   =====    ========    ==========   =====

The following table shows the composition of average deposit balances and average rates for the fiscal years indicated.

- -----------------------------------------------------------------------------------
                                               Year Ended June 30,
                            -------------------------------------------------------
                                  1996               1995               1994
                            -----------------  -----------------  -----------------
                             Average    Avg.    Average    Avg.    Average    Avg.
                             Balance    Rate    Balance    Rate    Balance    Rate
                            ----------  -----  ----------  -----  ----------  -----
                                             (Dollars in Thousands)
Passbook accounts           $  582,706  4.24%  $  541,061  4.38%  $  298,008  2.93%
NOW accounts                   436,027   .63      277,995   .93      301,198   .95
Market rate savings            170,886  3.34      218,646  3.36      210,486  2.80
Certificates of deposit      2,966,505  6.10    2,752,501  5.33    2,441,971  5.13
                            ----------  ----   ----------  ----   ----------  ----
Average deposit accounts    $4,156,124  5.15%  $3,790,203  4.76%  $3,251,663  4.39%
                            ==========  ====   ==========  ====   ==========  ====
- -----------------------------------------------------------------------------------

The following table sets forth the Corporation's certificates of deposit (fixed maturities) classified by rates as of the dates indicated.

- -----------------------------------------------------------------------------------
                                          June 30,
                             ----------------------------------
                                1996        1995        1994
                             ----------  ----------  ----------
                                       (In Thousands)
     Rate
- ---------------
Less than 3.00%              $    8,848  $   11,846  $   15,876
3.00% - 3.99%                    19,978      67,404     691,464
4.00% - 4.99%                   285,083     518,061     870,124
5.00% - 5.99%                 1,948,836   1,017,841     741,221
6.00% - 6.99%                   606,704   1,026,035     210,230
7.00% - 7.99%                   300,040     290,950      90,973
8.00% - 8.99%                    15,090      34,798      45,100
9.00% and over                    4,587       6,985      13,236
                             ----------  ----------  ----------
  Certificates of deposit    $3,189,166  $2,973,920  $2,678,224
                             ==========  ==========  ==========
- -----------------------------------------------------------------------------------

The following table presents, the outstanding amount of certificates of deposit in amounts of $100,000 or more by time remaining until maturity as of the dates indicated.

- -----------------------------------------------------------------------------------
Maturity Period                                   June 30,
- ---------------                          ----------------------------
                                           1996      1995      1994
                                         --------  --------  --------
                                               (In Thousands)
Three months or less                     $ 98,128  $ 63,978  $ 36,640
Over three through six months              43,718    37,346    24,572
Over six through twelve months             73,999    37,025    45,689
Over twelve months                         62,994    64,728    68,644
                                         --------  --------  --------
  Total                                  $278,839  $203,077  $175,545
                                         ========  ========  ========
- -----------------------------------------------------------------------------------

For further information regarding the Corporation's deposits, see Note 13 to the Notes to Consolidated Financial Statements in the Annual Report.

Borrowings.  The Corporation has also relied upon other borrowings, primarily
- -----------
advances from the FHLB of Topeka, as additional sources of funds. Advances from the FHLB of Topeka are typically secured by the Corporation's stock in the FHLB, a portion of first mortgage real estate loans and mortgage-backed securities. The maximum amount of FHLB advances which the FHLB will advance for purposes other than meeting deposit withdrawals fluctuates from time to time in accordance with federal regulatory policies. The Corporation is required to maintain an investment in FHLB stock in an amount equal to the greater of 1.0% of the aggregate unpaid loan principal of the Corporation's loans secured by home mortgage loans, home purchase contracts and similar obligations, or 5.0% of advances from the FHLB to the Corporation. The Corporation is also required to pledge such stock as collateral for FHLB advances. In addition to this collateral requirement, the Corporation is required to pledge additional collateral which may be unencumbered whole residential first mortgages with an aggregate unpaid principal amount equal to 158.0% of the Corporation's total outstanding FHLB advances. Alternatively, the Corporation can pledge 90.0% of the market value of U.S. government or U.S. government agency guaranteed securities, including mortgage-backed securities, as collateral for the outstanding FHLB advances. Pursuant to this requirement, as of June 30, 1996, the Corporation had pledged a portion of its real estate loans and its FHLB stock of $79.1 million.

At June 30, 1996, the Corporation had advances totaling approximately $1.4 billion from the FHLB of Topeka at interest rates ranging from 4.61% to 9.43% and at a weighted average rate of 5.66%. At June 30, 1995, such advances from the FHLB totaled $1.8 billion at interest rates ranging from 4.45% to 10.75% and at a weighted average rate of 5.89%.

The Corporation also borrows funds under repurchase agreements. During fiscal years 1996 and 1995 the Corporation utilized securities sold under agreements to repurchase primarily for liquidity and asset liability management purposes.






 Under a repurchase agreement, the Corporation sells securities
(generally, government agency securities and GNMA, FNMA, FHLMC and AA rated privately issued mortgage-backed securities) and agrees to buy such securities back at a specified price at a subsequent date. Repurchase agreements are generally made for terms ranging from one day to four years, are subject to renewal, and are deemed to be borrowings collateralized by the securities sold. At June 30, 1996, the Corporation's repurchase agreements aggregated $380.8 million at an average rate of 6.51%. The Corporation's repurchase agreements were collateralized by $410.5 million of mortgage-backed securities at June 30, 1996. At June 30, 1996, these repurchase agreements had maturities ranging from September 1996 to January 1998 with a weighted average maturity of 372 days.

Set forth below is certain information relating to the Corporation's securities sold under agreements to repurchase at the dates and for the periods indicated:

- --------------------------------------------------------------------------------

                                       Year Ended June 30,
                                  -----------------------------
                                    1996       1995       1994
                                  --------   --------   --------
                                         (In Thousands)
Balance at end of year            $380,755   $208,373   $157,432
Maximum month-end balance         $380,755   $208,373   $157,432
Average balance                   $187,563   $103,223   $155,897
Weighted average interest rate
  during the year                    7.14%      7.59%      6.15%
Weighted average interest rate
  at end of year                     6.51%      7.08%      6.08%

- --------------------------------------------------------------------------------

For further information regarding the Corporation's FHLB advances and securities sold under agreements to repurchase, see Notes 14 and 15 to the Notes to the Consolidated Financial Statements in the Annual Report.

Customer Services. The Corporation aggresssively markets its various checking
- ------------------
account products and telephone bill paying system. It is the Corporation's objective to utilize these services and its technology, rather than paying above market interest rates on deposits, to attract and service customers to which it can cross sell its numerous services on a cost-effective, profitable basis. Accordingly, management continues to update data processing equipment in the Corporation's branch operations in order to provide a cost-effective and efficient delivery of services to its customers. The Corporation has also been proactive in the implementation of new consumer-oriented technologies, offering home banking services by providing Microsoft's Money, Intuit's Quicken and America Online's BankNow financial software to its customer base. Customers can now conduct business through home banking via personal computers, extended evening and weekend branch hours, 24-hour customer service lines and telephone bill paying. Additional information about the Corporation and its competitive products can also be accessed through the Corporation's "web site" which such address on the internet as http://www.comfedbank.com. At June 30, 1996, there were 102 strategically located proprietary automatic teller machines ("ATM.") in use. These ATMs are also linked with a series of regional, national and international ATM services, including CASHBOX, CIRRUS, NETS, and MINIBANK. As a result of the Corporation's participation in these ATM services, electronic banking machines are currently available worldwide for the convenience of the Corporation's customers.

SUBSIDIARIES
- ------------

The Bank is permitted to invest an amount equal to 2.0% of its consolidated regulatory assets in capital stock and secured and unsecured loans in its service corporations, and an amount equal to 1.0% of its consolidated regulatory assets when such additional investment is used for community development purposes. In addition, federal savings institutions meeting regulatory capital requirements and certain other tests may invest up to 50.0% of their regulatory core capital in conforming first mortgage loans to service corporations. Under such limitations, at June 30, 1996, the Bank was authorized to invest up to $198.8 million in the stock of, or loans to, service corporations (based upon the 3.0% limitation). As of June 30, 1996, the Bank's investment in capital stock in its service corporations and their wholly-owned subsidiaries was $55.1 million less unsecured loans including conforming loans from those entities totaling $3.7 million for a net investment of $51.4 million.

Regulatory capital standards also contain a provision requiring that in determining capital compliance all savings associations must deduct from capital the amount of all post April 12, 1989, investments in and extensions of credit to subsidiaries engaged in activities not permissible for national banks. Currently, the Bank has one subsidiary, Commercial Federal Service Corporation, engaged in activities not permissible for national banks. Investments in such subsidiary must be deducted from capital, for the Bank, at 60.0% of such investment until July 1, 1996, when the deduction will be 100.0%. See "Regulation -- Regulatory Capital Requirements." At June 30, 1996, $2.2 million of the $3.6 million total investment in such subsidiary was deducted from capital for this purpose. Capital deductions are not required for investment in subsidiaries engaged in non-national bank activities as agent for customers rather than as principal, subsidiaries engaged solely in mortgage banking activities, and certain other exempted subsidiaries. The capital deductions under applicable regulations have the effect of reducing the Bank's capital during the phase-out period.

The Bank is also required to give the FDIC and the Director of OTS 30 days prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. Both the FDIC and the Director of OTS have authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution.

At June 30, 1996, the Bank had fifteen wholly-owned subsidiaries, three of which own and operate certain real estate properties of the Bank. As such, these subsidiaries are considered engaged in permissible activities and do not require deductions from capital as discussed above. During fiscal year 1994, CFMC was approved by the OTS to be classified as an "operating subsidiary." As such, CFMC ceased to be subject to the regulatory investment in service corporation limitations as of June 30, 1994. The remaining wholly-owned subsidiaries, exclusive of CFMC, are classified as service corporations. The principal active subsidiaries of the Bank are described below.

Commercial Federal Mortgage Corporation ("CFMC").  CFMC is a full-service
- -------------------------------------------------
mortgage banking company. The Corporation's real estate lending, secondary marketing, mortgage servicing and foreclosure activities are conducted primarily through CFMC. At June 30, 1996, CFMC serviced 62,000 loans for the Bank and 107,800 loans for others. See "Loan Originations -- Loan Servicing."

Commercial Federal Investment Services, Inc. ("CFIS").  CFIS offers to customers
- ------------------------------------------------------
discount brokerage services through INVEST, a service of INVEST Financial Corporation ("IFC"), in 26 of the Corporation's branch offices. INVEST provides investment advice and access to all major stock, bond, mutual fund, and option markets. IFC, the registered broker-dealer, provides all support functions either independently or through affiliates. INVEST affects transactions only on behalf of its customers and does not buy or sell for its own account nor does it underwrite securities.

Commercial Federal Insurance Corporation ("CIC").  CIC was formed in November
- -------------------------------------------------
1983 and serves as a full-service independent insurance agency, offering a full line of homeowners, commercial, health, auto and life insurance products. Additionally, a wholly-owned subsidiary of CIC provides reinsurance on credit life and disability policies written by an unaffiliated carrier for consumer loan borrowers of the Corporation.

Commercial Federal Service Corporation ("CFSC").  CFSC was formed primarily to
- ------------------------------------------------
develop and manage real estate, principally apartment complexes located in eastern Nebraska, directly and through a number of limited partnerships. Subsidiaries of CFSC act as general partner and syndicator in many of the limited partnerships. Under the capital regulations discussed above, the Bank's investments in and loans to CFSC must be excluded from regulatory capital in increasing amounts over a phase-out period ending on July 1, 1996. See "Regulation -- Regulatory Capital Requirements."

EMPLOYEES
- ---------

At June 30, 1996, the Corporation and its wholly-owned subsidiaries had 1,399 full-time equivalent employees. The Corporation provides its employees with a comprehensive benefit program, including basic and major medical insurance, dental plan, life insurance, accident insurance, short and long-term disability coverage and sick leave. The Corporation also offers loans with below market rates to its employees who qualify based on term of employment (except that no preferential rates or terms are offered to executive officers and senior management) and offers a deferred compensation plan (401(k) plan) for eligible employees. The Corporation considers its employee relations to be good.

EXECUTIVE OFFICERS
- ------------------

For certain information concerning the Registrant's directors and executive officers as of June 30, 1996, refer to Part III -- Item 10. "Directors and Executive Officers of the Registrant" of this report.

COMPETITION
- -----------

The Corporation faces strong competition in the attraction of deposits and in the origination of real estate loans. Its most direct competition for savings deposits has come historically from thrift institutions and from commercial banks located in its primary market areas. The Corporation's primary market area for savings deposits includes Nebraska, Colorado, Kansas, Oklahoma and Iowa and, for loan originations, includes Nebraska, Colorado, Kansas, Oklahoma, Iowa and Las Vegas, Nevada (residential construction lending). Management believes that the Corporation's extensive branch network has enabled the Corporation to compete effectively for deposits and loans against commercial banks and other financial institutions. The Corporation has been able to attract savings deposits primarily by offering depositors a wide variety of deposit accounts, competitive rates of interest, convenient branch locations and a full range of financial services.

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

GENERAL
- -------

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

REGULATORY CAPITAL REQUIREMENTS
- -------------------------------

At June 30, 1996, the Bank exceeded all minimum regulatory capital requirements mandated by the OTS. The following table sets forth information relating to the Bank's regulatory capital compliance at June 30, 1996:

- --------------------------------------------------------------------------------------------------------
                      (Dollars in Thousands)                          Actual    Requirement   Excess
- --------------------------------------------------------------------------------------------------------
Bank's stockholder's equity                                           $447,817
Add unrealized holding loss on securities available for sale, net        2,703
Less intangible assets                                                 (39,630)
Less phase-out of investments in non-includable subsidiaries            (2,182)
- --------------------------------------------------------------------------------------------------------
Tangible capital                                                      $408,708     $ 99,137    $309,571
- --------------------------------------------------------------------------------------------------------
Tangible capital to adjusted assets (1)                                   6.18%        1.50%       4.68%
- --------------------------------------------------------------------------------------------------------
Tangible capital                                                      $408,708
Plus certain restricted amounts of other intangible assets              16,201
- --------------------------------------------------------------------------------------------------------
Core capital (Tier 1 capital)                                         $424,909     $198,760    $226,149
- --------------------------------------------------------------------------------------------------------
Core capital to adjusted assets (2)                                       6.41%        3.00%       3.41%
- --------------------------------------------------------------------------------------------------------
Core capital                                                          $424,909
Plus general loan loss allowances                                       35,933
Less amount of land loans and non-residential
 construction loans in excess of an 80.0% loan-to-value ratio             (168)
- --------------------------------------------------------------------------------------------------------
Risk-based capital (Total capital)                                    $460,674     $270,629    $190,045
- --------------------------------------------------------------------------------------------------------
Risk-based capital to risk-weighted assets (3)                           13.62%        8.00%       5.62%
- --------------------------------------------------------------------------------------------------------

(1) Based on adjusted total assets totaling $6,609,129,000.
(2) Based on adjusted total assets totaling $6,625,329,000.
(3) Based on risk-weighted assets totaling $3,382,857,000.
- --------------------------------------------------------------------------------

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five regulatory capital categories: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized; and authorized banking regulatory agencies to take prompt corrective action with respect to institutions in the three undercapitalized categories. These corrective actions become increasingly more stringent as an institution's regulatory capital declines. In addition, the OTS has adopted a prompt corrective action rule under which a savings institution that has a core capital ratio of less than 4.0% would be deemed to be "undercapitalized" and may be subject to certain sanctions. At June 30, 1996, the Bank exceeded the minimum requirements for the well-capitalized category as shown in the following table.

- --------------------------------------------------------------------------------

                                     Tier 1 Capital   Tier 1 Capital    Total Capital
                                      to Adjusted        to Risk-         to Risk-
                                      Total Assets    Weighted Assets   Weighted Assets
- -----------------------------------------------------------------------------------------
Percentage of adjusted assets......      6.41%           12.56%             13.62%
Minimum requirements to be
   classified well-capitalized.....      5.00%            6.00%             10.00%

- --------------------------------------------------------------------------------

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

Core capital consists of tangible capital plus restricted amounts of certain grandfathered intangible assets. Effective December 31, 1994, no newly added intangible assets other than those includable in tangible capital are permitted to be included in core capital. The Bank's core capital of $424.9 million at June 30, 1996, includes no qualifying supervisory goodwill and $16.2 million of restricted amounts of certain intangible assets (core value of deposits).

Regulatory capital is further reduced by an amount equal to the savings association's debt and equity investments in subsidiaries engaged in activities not permissible for national banks. Certain subsidiaries are exempted from this treatment, including any subsidiary engaged in impermissible activities solely as agent for its customers (unless the FDIC determines otherwise), subsidiaries engaged solely in mortgage banking, and depository institution subsidiaries acquired prior to May 1, 1989. In addition, the capital deduction is not applied to federal savings associations existing as of August 9, 1989, that were either chartered as a state savings bank or state cooperative bank prior to October 1, 1982, or that acquired their principal assets from such an association. The required deduction for this purpose is 60.0% as of July 1,
1993, and 100.0% as of July 1, 1994.   However, this phase-in provision was
amended to allow institutions to request, at their option, a delayed phase-in schedule for subsidiary investments until July 1, 1996. The Bank requested regulatory approval of such a delayed phase-in and on December 18, 1992, such request was approved by the OTS. Pursuant to such approval, the Bank's deduction was 60.0% until July 1, 1996, when such deduction will be 100.0%.

Accordingly, at June 30, 1996, the Bank had approximately $3.6 million of debt and equity invested in service corporations engaged in activities not permissible for national banks, 60.0% (or approximately $2.2 million) of which was deducted from capital in accordance with the OTS approved delayed phase-in schedule previously discussed. See "Business -- Subsidiaries."

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

In determining compliance with the risk-based capital requirement, the Bank is allowed to include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital included does not exceed its core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the Bank's general loss allowances. Allowances for loan and lease losses includable in capital are includable only up to 1.25% of risk-weighted assets. In addition, equity investments and those portions of nonresidential construction and land loans, and loans with loan-to-value ratios in excess of 80.0% must be deducted from total capital under the same phase-out period as is applied to investments in subsidiaries engaged in activities not permissible for national banks. The Bank's investments subject to this deduction totaled $168,000 at June 30, 1996, which was deducted from capital in accordance with applicable regulations.

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

Effective July 1, 1994, the OTS amended its risk-based capital standards to include an interest rate risk component. The amendment requires thrifts with interest rate risk in excess of certain levels to maintain additional capital. Under this amendment, thrifts are divided into two groups, those with "normal" levels of interest rate risk and those with "greater than normal" levels of interest rate risk. Thrifts with greater than normal levels are subject to a deduction from total capital for purposes of calculating risk-based capital. In a letter dated August 21, 1995, the OTS notified all savings associations that it had delayed this interest rate risk capital deduction until further notice, pending the testing of the OTS appeals process pursuant to Thrift Bulletin No.
67. Based on the Bank's interest rate risk profile and the level of interest rates at June 30, 1996, as well as the Bank's level of risk-based capital at June 30, 1996, management believes that the Bank does not have a greater than normal level of interest rate risk as measured under the OTS rule and will not be required to increase its capital as a result of the rule.

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

FEDERAL HOME LOAN BANK SYSTEM
- -----------------------------

The Bank is a member of the FHLB System. The FHLB System consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Topeka, the Bank is required to acquire and hold shares of capital stock in the FHLB of Topeka in an amount at least equal to the greater of 1.0% of the Bank's aggregate unpaid principal of its residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5.0% of its then outstanding advances (borrowings) from the FHLB of Topeka. The Bank was in compliance with this requirement at June 30, 1996, with an investment in FHLB of Topeka stock totaling $79.1 million compared to a required amount of $67.5 million. During fiscal years 1996, 1995 and 1994, the Bank received income from its investment in FHLB stock totaling $5.8 million, $6.0 million and $6.5 million, respectively.

The FHLB of Topeka serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Topeka. Under applicable law, long-term advances may only be made for the purpose of providing funds for residential housing lending. At June 30, 1996, the Bank had advances of $1.4 billion from the FHLB of Topeka.

LIQUIDITY REQUIREMENTS
- ----------------------

Federal regulations require savings associations to maintain an average daily balance of liquidity assets (defined as cash, deposits maintained pursuant Federal Reserve Board requirements, time and savings deposits in certain institutions, U.S. Treasury and other government agency obligations, obligations of states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-related securities with less than one year to maturity or subject to purchase within one year) equal to a monthly average of not less than a specified percentage of its net withdrawable savings deposits plus short-term borrowings. This liquidity requirement, which is currently 5.0%, may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0% depending upon economic conditions and the savings flows of savings associations. Regulations also require each savings association to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average liquidity and short-term liquidity ratios of the Bank as of June 30, 1996, were 7.07% and 1.75%, respectively.

QUALIFIED THRIFT LENDER TEST
- ----------------------------

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

At June 30, 1996, approximately 92.6% of the Bank's portfolio assets were invested in Qualified Thrift Investments, which was in excess of the percentage required to qualify the Bank under the QTL test.

RESTRICTIONS ON CAPITAL DISTRIBUTIONS
- -------------------------------------

OTS regulations impose certain limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted, after notice, to make capital distributions during a calendar year in the amount equal to the greater of: (a) 75.0% of its net income for the previous four quarters; or (b) up to 100.0% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in risk-based capital ratio requirement at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital ratio requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75.0% of its net income for the previous four quarters, less dividends already paid for such period. At June 30, 1996, the Bank qualified as a Tier 1 Association, and would be permitted to pay an aggregate amount approximating $92.9 million in dividends under these regulations. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. A Tier 1 Association that has been notified by the OTS that its is in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. The Bank is a Tier 1 Association. Despite the above authority, the OTS may prohibit any savings institution from making a capital distribution that would otherwise be permitted by the regulation, if the OTS were to determine that the distribution constituted an unsafe or unsound practice. Furthermore, under the OTS's prompt corrective action regulations, which took effect on December 19, 1992, the Bank would be prohibited from making any capital distributions if, after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. See "-- Prompt Corrective Regulatory Action."

ENFORCEMENT
- -----------

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

DEPOSIT INSURANCE
- -----------------

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

The FDIC has adopted a risk-based deposit insurance assessment system under which the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC which is determined by the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period. Well capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well capitalized institutions but which satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Undercapitalized institutions consist of institutions that do not qualify as either "well capitalized" or "adequately capitalized." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The assessment rate ranges from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup
C. The Bank's deposit insurance premium has been .23% of deposits since July 1, 1994.

On August 8, 1995, the FDIC approved a significant reduction in the deposit insurance premiums charged to those financial institutions that are members of the Bank Insurance Fund ("BIF"). The FDIC adopted an amendment to the BIF risk-based assessment schedule which lowered the deposit insurance assessment rate for most commercial banks and other depository institutions with deposits insured by the BIF to a range from 0.31% of insured deposits for undercapitalized BIF-insured institutions to 0.04% of deposits for well-capitalized institutions, which constitute over 90% of BIF-insured institutions. The FDIC amendment became effective September 30, 1995. No similar reduction was approved for institutions, such as the Bank, that are members of the SAIF. Subsequently, the FDIC reduced the premium rate for the most highly rated BIF-insured institutions to the statutory minimum of $1,000 per semi-annual period and reduced the rate paid by undercapitalized BIF-insured institutions to 0.27% of insured deposits. The FDIC amendment creates a substantial disparity in the deposit insurance premiums paid by the BIF and SAIF members and places SAIF-insured savings institutions at a significant competitive disadvantage to BIF-insured institutions.

A number of proposals have been considered to recapitalize the SAIF in order to eliminate the premium disparity. Any such proposals would require a one time assessment of an amount sufficient to bring the SAIF to a level equal to 1.25% of insured deposits to be imposed on all SAIF-insured deposits held as of March 31, 1995. Recently, the FDIC revised its estimate of the size of the special assessment to 68 basis points of insured deposits to bring the SAIF statutory level to the 1.25% of insured deposits. Any such assessment will depend on the SAIF fund balance once BIF-SAIF legislation has been passed. It would also depend on adjustments in the assessable base provided in legislation, but still would be allocated among institutions on the basis of deposits at March 31, 1995.

Assuming a .68% assessment on a $4.2 billion deposit base, the assessment would result, on a pro forma basis as of June 30, 1996, in a one-time after-tax charge of approximately $18.3 million to the Corporation. Such assessment would have the effect of reducing the Bank's tangible capital to $390.4 million, or 5.92% of adjusted total assets, core capital to $406.6 million, or 6.15% of adjusted total assets, and risk-based capital to $442.3 million, or 13.08% of risk-weighted assets. The Bank would, on a pro forma basis as of June 30, 1996, continue to exceed the minimum requirements to be classified as a "well-capitalized" institution under applicable regulations. If such a special assessment were required and the SAIF as a result was fully recapitalized, it could have the effect of reducing the Bank's deposit insurance premiums to the SAIF, thereby, increasing net income in future periods.

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

TRANSACTIONS WITH RELATED PARTIES
- ---------------------------------

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

CLASSIFICATION OF ASSETS
- ------------------------

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

In August 1993, the OTS issued revised guidance for the classification of assets and a new policy on the classification of collateral-dependent loans (where proceeds from repayment can be expected to come only from the operation and sale of the collateral). With limited exceptions, effective September 30, 1993, for troubled collateral-dependent loans where it is probable that the lender will be unable to collect all amounts due, an institution must classify as "loss" any excess of the recorded investment in the loan over its "value", and classify the remainder as "substandard". The "value" of a loan is either all present value of the expected future cash flows, the loan's observable market price or the fair value of the collateral. The Bank did not incur any adverse impact from the implementation of the revised guidance for classification of assets or collateral dependent loans.

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

PROMPT CORRECTIVE REGULATORY ACTION
- -----------------------------------

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

Under OTS regulations implementing the prompt corrective action provisions of FDICIA, the OTS measures a savings institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to
adjusted total assets).   A savings institution that is not subject to an order
or written directive to meet or maintain a specific capital level is deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is a savings institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater;
(ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings institution has a composite 1 CAMEL rating). An "undercapitalized institution" is a savings institution that has (i) a total risk-based capital ratio less than 8.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a savings institution that has: (i) a total risk-based capital ratio of less than 6.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of core capital to total assets of less than 2.0%. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. The Bank is classified as "well capitalized" under the OTS regulations.

STANDARDS FOR SAFETY AND SOUNDNESS
- ------------------------------------

Safety and Soundness Guidelines.  Under FDICIA, as amended by the Riegle
- --------------------------------
Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each federal banking agency is required to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the federal banking agencies, including the OTS, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines took effect on August 9, 1995. The guidelines require savings associations to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the association's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings associations should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings association is not in compliance with the safety and soundness guidelines, it may require the association to submit an acceptable plan to achieve compliance with the guidelines. A savings association must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the association to regulatory sanctions. Management believes that the Bank meets all the standards adopted in the interagency guidelines, and therefore does not believe that these regulatory standards materially affect the Bank's operations.

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

FEDERAL RESERVE SYSTEM
- ----------------------

Pursuant to current regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3.0% on the first $52.0 million of transaction accounts, plus 10.0% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1996, the Bank met its reserve requirements.

LIMITATIONS ON LOANS TO ONE BORROWER
- ------------------------------------

Under applicable law, with certain limited exceptions, loans and extensions of credit to a person outstanding at one time shall not exceed 15.0% of a savings association's unimpaired capital and surplus (defined as an association's core and supplementary capital, plus the balance of its allowance for loan and lease losses not included in its supplementary capital). Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10.0% of unimpaired capital and surplus. Savings associations are further permitted to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30.0 million or 30.0% of unimpaired capital and surplus to develop residential housing provided (i) the purchase price of each single-family dwelling in the development does not exceed $500,000 (ii) the savings association is in compliance with its fully phased-in capital standards, (iii) the loans comply with applicable loan-to-value requirements, (iv) the aggregate amount of loans made under this authority does not exceed 150.0% of unimpaired capital and surplus and (v) the savings association is, and continues to be, in compliance with its fully phased in capital requirements. At June 30, 1996, the Bank's loan to one borrower limitation was $115.8 million and all loans to one borrower were within such limitation.

LIMITATIONS ON NONRESIDENTIAL REAL ESTATE LOANS
- -----------------------------------------------

The aggregate amount of loans which a savings association may make on the security of liens on nonresidential real property may not exceed 400.0% of the institution's capital. The Director of the OTS is authorized to permit federal savings associations to exceed the 400.0% capital limit in certain circumstances. The Bank estimates that it is permitted to make loans secured by nonresidential real property in an amount equal to $1.8 billion. At June 30, 1996 the Bank's nonresidential real property loans totaled $284.2 million.

SAVINGS AND LOAN HOLDING COMPANY REGULATION
- -------------------------------------------

The Corporation is a savings and loan holding company as defined by the HOLA.
As such, it is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Corporation and affiliates thereof.

ACTIVITIES RESTRICTIONS
- -----------------------

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

RESTRICTIONS ON ACQUISITIONS
- ----------------------------

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

TAXATION
- --------

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

Savings institutions such as the Bank are subject to the provisions of the Internal Revenue Code (the "Code") in the same general manner as other corporations. However, institutions such as the Bank which meet certain definitional tests and other conditions prescribed by the Code may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in improved real property, and "nonqualifying real property loans," which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). The Bank computed its bad debt deduction utilizing the percentage of taxable income method in 1996 and 1995 and the experience method in fiscal year 1994.

Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans is computed as a percentage of taxable income, with certain adjustments. The allowable deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8.0% for fiscal years 1996 and 1995. The percentage bad debt deduction may be claimed as long as not less than 60.0% of the total dollar amount of the assets of an institution falls within certain designated categories. In the event the percentage of assets in the designated categories falls below 60.0%, the institution could be required to recapture, generally over a period of up to four years, its existing bad debt reserve, although net operating loss carryforwards available to the thrift could be used to offset such recapture.
As of June 30, 1996, the Bank's assets falling within such categories exceeded 60.0%. It is anticipated that the Bank will continue to meet the 60.0% of assets test in the foreseeable future.

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

In August 1996, changes in the federal tax law (i) repealed both the percentage of taxable income and experience methods effective July 1, 1996, allowing a bad debt deduction for specific charge-offs only, and (ii) require recapture into taxable income over a six year period of tax bad debt reserves which exceed the base year amount, adjusted for any loan portfolio shrinkage. These changes will result in the recognition of additional deferred tax liabilities of approximately $103,000 in the first quarter of fiscal year 1997. The remaining unrecognized deferred tax liability could be recognized in the future, in whole or in part, if (i) there is a change in federal tax law, (ii) the Bank fails to meet certain definitional tests and other conditions in the federal tax law,
(iii) certain distributions are made with respect to the stock of the Bank or
(iv) the bad debt reserves are used for any purpose other than absorbing bad debt losses.

To the extent earnings appropriated to a thrift institution's bad debt reserves for qualifying real property loans and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method ("Excess"), and to the extent of the institution's supplemental reserves for losses on loans, such Excess and the supplemental reserve may not, without adverse tax consequences, be utilized for payment of dividends or certain other distributions to a shareholder (including distributions in redemption, dissolution, or liquidation) or for any other purpose

(except to absorb bad debt losses). The Code provides different sequences of accounts to which a distribution is attributed, depending upon whether the distribution is or is not a redemption, dissolution or liquidation distribution. To the extent a distribution by the Bank is deemed paid out of the Excess or the supplemental reserves under these rules, the Excess or supplemental reserve would be reduced and the Bank's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the Excess or supplemental reserve. As of June 30, 1996, the Bank had $8.4 million of Excess and supplemental reserves. However, at June 30, 1996, the Bank has an estimated $98.1 million in its earnings and profit account, which account would be utilized prior to reaching the Excess or the supplemental reserves in the case of a distribution that is not part of a redemption, dissolution or liquidation.

The Corporation's federal income tax returns were last audited in 1985. Management is unaware of any significant income tax deficiencies outstanding.

The State of Nebraska imposes a franchise tax on all financial institutions. Under the franchise tax, the Bank may not join in the filing of a consolidated return with the Corporation and will be assessed at a rate of $.47 per $1,000 of average deposits. The franchise tax is limited to 3.81% of the Bank's income before tax (including subsidiaries) as reported on the regular books and records. At June 30, 1996, the Bank paid its tax based on the average level of deposits.

Savings institutions are taxed like other corporations in certain other states. Colorado imposes an income tax of 5.0% of net income apportioned to Colorado. Oklahoma imposes a 6.0% privilege tax, essentially equivalent to an income tax on income apportioned to Oklahoma. Kansas also has a privilege tax on income from Kansas sources. A corporation's "net income" for Colorado and Oklahoma income tax purposes is equal to the corporation's federal taxable income increased and decreased by certain items including the federal net operating loss deduction and the interest income on obligations issued by the U.S. Government. Iowa imposes a 5.0% franchise tax, essentially equivalent to an income tax on corporate income apportioned to Iowa.

For further information regarding federal income taxes payable by the Corporation, see Note 18 of the Notes to the Consolidated Financial Statements.

Item 2.  Properties
- -------------------

At June 30, 1996, the Corporation conducted business through 34 offices in Nebraska, 20 offices in Colorado, 24 offices in Kansas, 19 offices in Oklahoma and one office in Iowa. See Item 1. Business - "Recent Developments--Pending Acquisition" for additional branches to be added pursuant to a pending acquisition.

At June 30, 1996, the Corporation owned the buildings for 70 of its branch offices and leased the remaining 28 offices under leases expiring (not assuming exercise of renewal options) between November 1996 and August 2031. The Corporation has 102 "Cashbox" ATMs located throughout Nebraska, Colorado, Kansas and Oklahoma. At June 30, 1996, the total net book value of land, office properties and equipment owned by the Corporation was $73.6 million. Management believes that the Corporation's premises are suitable for its present and anticipated needs.

Item 3.  Legal Proceedings
- --------------------------

There are no pending legal proceedings to which the Corporation, the Bank or any subsidiary is a party or to which any of their property is subject which are expected to have a material adverse effect on the Corporation's financial position.

See Item 1. Business -- "Recent Developments -- Supervisory Goodwill Lawsuit" for other legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1996.

                                    PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters
           -------------------

The information contained under "Regulation -- Restrictions on Capital Distributions" in Part I of this Report and the section "Stock Prices and Dividends" appearing on page 33 of the Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data
- --------------------------------

The presentation of selected financial data for the years ended June 30, 1992 through 1996 is included in the "Selected Consolidated Financial Data" section appearing on pages 12 and 13 of the Annual Report and is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations
           -----------------------------------

Management's comments on the Corporation's financial condition, changes in financial condition, and the results of operations for fiscal year 1996 compared to fiscal year 1995 and fiscal year 1995 compared to fiscal year 1994 are included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section appearing on pages 14 through 33 of the Annual Report and are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
- -------  -------------------------------------------

The "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" set forth on pages 34 through 74 of the Annual Report are incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure
         ------------------------------------------------

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
- --------  --------------------------------------------------

For information concerning the Board of Directors of the Corporation, the information contained under the section captioned "Proposal I -- Election of Directors" in the Corporation's definitive proxy statement for the Corporation's 1996 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. For information regarding certain beneficial ownership reports filed by management and 10.0% or more owners of the Corporation's common stock, reference is made to "Beneficial Ownership Reports" in the Proxy Statement, which is incorporated herein by reference.

The executive officers of the Corporation and the Bank as of June 30, 1996, are as follows:

                                Age at
Name                         June 30, 1996  Current Position(s) as of June 30, 1996
- ---------------------------  -------------  ---------------------------------------

William A. Fitzgerald              58       Chairman of the Board and Chief Executive Officer of the Corporation and the Bank

James A. Laphen                    48       President, Chief Operating Officer and Chief Financial Officer of the Corporation
                                            and the Bank

Gary L. Matter                     51       Senior Vice President, Controller and Secretary of the Corporation and of the Bank

Joy J. Narzisi                     40       Treasurer of the Corporation and Senior Vice President, Treasurer and Assistant
                                            Secretary of the Bank

Margaret E. Ash                    43       Senior Vice President and Assistant Secretary of the Bank

Gary L. Baugh                      55       Senior Vice President of the Bank

Jon W. Stephenson                  48       Senior Vice President of the Bank

Terry A. Taggart                   41       Senior Vice President of the Bank

Gary D. White                      51       Senior Vice President of the Bank

Ronald A. Aalseth                  40       First Vice President of the Bank

R. Hal Bailey                      48       First Vice President of the Bank

Michael C. Bruggeman               48       First Vice President of the Bank

David E. Gunter, Jr.               58       First Vice President of the Bank

                           (Continued on next page)


                                Age at
Name                         June 30, 1996  Current Position(s) as of June 30, 1996
- ---------------------------  -------------  ---------------------------------------
Roger L. Lewis                     46       First Vice President and Assistant Secretary of the Bank

Kevin C. Parks                     41       First Vice President of the Bank

Thomas N. Perkins                  44       First Vice President of the Bank

Dennis R. Zimmerman                45       First Vice President of the Bank

The principal occupation of each executive officer of the Corporation and the Bank for the last five years is set forth below.

William A. Fitzgerald, Chairman of the Board and Chief Executive Officer of the
- ----------------------
Corporation and the Bank, joined Commercial Federal in 1955. He was named Vice President in 1968, Executive Vice President in 1973, President in 1974, Chief Executive Officer in 1983 and Chairman of the Board in 1994. Mr. Fitzgerald is well known in the banking community for his participation in numerous industry organizations, including the Federal Home Loan Bank Board, the Nebraska League of Savings Institutions and the board of America's Community Bankers. Mr. Fitzgerald joined Commercial Federal's Board of Directors in 1973.

James A. Laphen is President, Chief Operating Officer and Chief Financial
- ---------------
Officer of the Corporation and the Bank. Prior to his promotion to President in November 1994, Mr. Laphen held the positions of Executive Vice President, Secretary and Treasurer of the Corporation and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary of the Bank. He joined the Corporation in November 1988 as Treasurer of the Corporation and First Vice President and Treasurer of the Bank and has been in various positions of responsibility within the organization. Prior to 1988, Mr. Laphen was President and Chief Executive Officer of Home Unity Mortgage Services, Inc. in Pennsylvania, and prior to such positions, was Executive Vice President and Chief Financial Officer of Home Unity Savings Bank.

Gary L. Matter, a Senior Vice President, Controller, and Secretary of the
- ---------------
Corporation and the Bank, joined the Bank in December 1990 as First Vice President and Controller. Mr. Matter, a certified public accountant, was the Treasurer of Anchor Glass Container Corporation from June 1983 to November 1990.

Joy J. Narzisi, Treasurer of the Corporation and Senior Vice President,
- ---------------
Assistant Secretary and Treasurer of the Bank, joined the Bank in September 1980. Ms. Narzisi was named Senior Vice President and Assistant Secretary of the Bank in July 1995 after first being appointed Treasurer of the Corporation in November 1994, Treasurer of the Bank in 1991 and First Vice President in June of 1989. Prior to 1989, Ms. Narzisi was Investment Portfolio Manager since July 1987. Since joining the Bank, she has held other various Treasury related management positions.

Margaret E. Ash, was named Senior Vice President and Assistant Secretary of the
- ----------------
Bank in July 1995. Ms. Ash joined Commercial Federal in 1973 and has held numerous management positions within the Bank for 19 years. Most recently she was First Vice President of Retail Operations since July 1993, First Vice President of the Colorado Retail Division since 1989 and Vice President/Regional Manager of Colorado Retail prior to that time.

Gary L. Baugh,  a Senior Vice President responsible for the Kansas operation of
- --------------
the Bank since November 1995, joined the Bank pursuant to the Railroad acquisition. Mr. Baugh, a certified public accountant, joined Railroad in 1973, was employed in various capacities, and in June 1988 was named President and Chief Operating Officer.

Jon W. Stephenson, a Senior Vice President of the Bank since July 1995, joined
- ------------------
the Bank as First Vice President in July 1994, with responsibility for Oklahoma retail operations. Mr. Stephenson, a certified public accountant, was President and Chief Executive Officer of Home Federal Savings and Loan Association of Ada, Oklahoma prior to joining Commercial Federal.

Terry A. Taggart, was named Senior Vice President of Corporate Retail Banking in
- -----------------
August 1993. Mr. Taggart has held various positions of responsibility within the Bank, including First Vice President/Retail Operations in May 1989 and Vice President/Regional Sales Manager in March 1988. Mr. Taggart joined the Bank in January 1986 as an advanced manager trainee.

Gary D. White, was named Senior Vice President of the Bank and State Director in
- --------------
July 1995. Previous positions held include Director of Residential Mortgage Lending in May 1994 and First Vice President and Director of Human Resources in March 1984. Mr. White joined the Bank in 1976 as an Investment Account Executive and has held the positions of Branch Manager and Employment Manager. Prior to 1976, Mr. White was Vice President of College Relations at the College of Saint Mary.

Ronald A. Aalseth, a First Vice President of the Bank since November 1994,
- ------------------
joined the Bank in December 1984 and serves as President of Commercial Federal Insurance Corporation; ComFed Insurance Services Company, Limited; and Commercial Federal Investment Services, Inc. He has served in this capacity since June 1987.

R. Hal Bailey, is First Vice President and Director of Residential Construction
- --------------
Lending. He joined Railroad Savings Bank in June 1987 as Senior Vice President and Chief Lending Officer. Prior to that he worked for American Savings and Loan in Salt Lake City, Utah, Bank of America in Los Angeles and Smith Barney in San Francisco.

Michael C. Bruggeman is First Vice President and Director of Human Resources.
- --------------------
He joined the Bank in August 1994. Prior to 1994, Mr. Bruggeman was Vice President of Human Resources and Public Affairs for Ransomes America Corporation and Cushman Inc., where he also served as a Board of Director member and Corporate Secretary.

David E. Gunter, Jr., has been with the Bank since 1982.  Mr. Gunter became
- ---------------------
First Vice President of the Bank in December 1992 with responsibility for commercial real estate lending and income recovery. Mr. Gunter is also the President of Commercial Federal Service Corporation.

Roger L. Lewis, a First Vice President and Assistant Secretary of the Bank,
- ---------------
joined the Bank in 1986 as Vice President and Director of Public Relations until he became First Vice President and Director of Marketing in March 1988. Prior to joining Commercial Federal, Mr. Lewis was Vice President and Communications Director for Omaha National Bank.

Kevin C. Parks was named First Vice President of the Bank responsible for
- --------------
Internal Audit, Legal Oversight/Compliance and Security in November 1993. Mr. Parks, a certified public accountant, certified internal auditor, and chartered bank auditor, was previously self employed as a practicing accountant since 1989. Prior to 1989, Mr. Parks was Manager of Internal Audit for Security Pacific Bank - Arizona since 1985.

Thomas N. Perkins is First Vice President and Acquisitions Manager.  Mr. Perkins
- -----------------
joined the Bank in 1976 and has held various management positions in the Bank's Retail division prior to assuming the Acquisitions position in August 1993.

Dennis R. Zimmerman became First Vice President in October 1991 and Director of
- -------------------
Information Systems as of July 1993. Mr. Zimmerman joined the Bank in 1987 and has held the positions of Information Systems Audit Manager, Internal Audit Manager and Director of Internal Audit/Legal Oversight. Prior to 1987, Mr. Zimmerman was the Director of Financial Systems for a subsidiary of Enron Corporation.

Item 11.  Executive Compensation
- --------------------------------

The information under the section captioned "Proposal I -- Election of Directors
- -- Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

Information concerning beneficial owners of more than 5.0% of the Corporation's common stock and security ownership of the Corporation's management is included under the section captioned "Principal Stockholders " and "Proposal I -- Election of Directors" in the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
- --------------------------------------------------------

The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" in the Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- --------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

   (1) Consolidated Financial Statements (incorporated herein by reference from the indicated section of the Annual Report):

        Consolidated Statement of Financial Condition at June 30, 1996 and 1995.

        Consolidated Statement of Stockholders' Equity for the Years Ended June 30, 1996, 1995 and 1994.

        Consolidated Statement of Operations for the Years Ended June 30, 1996, 1995 and 1994.

        Consolidated Statement of Cash Flows for the Years Ended June 30, 1996, 1995 and 1994.

        Notes to Consolidated Financial Statements.

        Independent Auditors' Report.

   (2)  Financial Statement Schedules:

        All schedules have been omitted as the required information is not applicable, not required or is included in the financial statements or related notes thereto.

   (3)  Exhibits:

        2.1 Reorganization and Merger Agreement by and between Commercial Federal Corporation and Commercial Federal Bank, a Federal Savings Bank and Heritage Financial, Ltd. and Hawkeye Savings Bank, dated May 16, 1996 (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 333-08591)

        3.1 Articles of Incorporation of Registrant (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)

        3.2 Bylaws of Registrant, as amended and restated (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)

        4.1 Form of Certificate of Common Stock of Registrant (incorporated by reference to the Registrant's Form S-1 Registration Statement No. 33-003300)

        4.2 Shareholder Rights Agreement between Commercial Federal Corporation and Manufacturers Hanover Trust Company (incorporated by reference to the Registrant's Form 8-K Current Report Dated January 9, 1989)

        10.1 Employment Agreement with William A. Fitzgerald dated June 8, 1995 (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)

        10.2 Change in Control Executive Severance Agreements with William A. Fitzgerald and James A. Laphen dated June 8, 1995 (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)

        10.3 Form of Change in Control Executive Severance Agreement entered into with Senior Vice Presidents and First Vice Presidents (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)

        10.4 Commercial Federal Corporation Incentive Plan Effective July 1, 1994 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1994 - File No. 0-13082)

        10.5 Commercial Federal Corporation Deferred Compensation Plan Effective July 1, 1994 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1994 - File No. 0-13082)

        10.6 Commercial Federal Corporation 1984 Stock Option and Incentive Plan, as Amended and Restated Effective August 1, 1992 (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-60448)

        10.7 Stock Purchase Agreement between CAI Corporation and Registrant, dated August 21, 1996 (filed herewith)

        10.8 Employment Agreement With William A. Fitzgerald, dated May 15, 1974, As Amended February 14, 1996 (filed herewith)

        10.9 Commercial Federal Savings and Loan Association Survivor Income Plan, As Amended February 14, 1996 (filed herewith)

        10.10 Form of Change of Control Executive Severance Agreements entered into with Two First Vice Presidents Dated October 2, 1995 (filed herewith)

        10.11 Change of Control Executive Severance Agreement entered into with a Vice President Dated October 2, 1995 (filed herewith)

        11    Computation of Earnings Per Share (filed herewith)

        13 Commercial Federal Corporation Annual Report to Stockholders for the Fiscal Year Ended June 30, 1996 (filed herewith)

        21    Subsidiaries of the Corporation (filed herewith)

        23    Consent of Independent Auditors (filed herewith)

        27    Financial Data Schedules (filed herewith)

(b)     Reports on Form 8-K:

        The Corporation filed a Current Report on Form 8-K dated May 16, 1996, reporting the Corporation entering into, on the same date, a merger agreement by and among the registrant, the Bank, Heritage Financial, Ltd. and Hawkeye Federal Savings Bank. Under the terms of the merger agreement, the Corporation will acquire all 180,762 of the outstanding shares of Heritage's common stock which will be exchanged for cash and the Corporation's common stock. At June 30, 1996, Heritage had assets of $182.1 million, deposits of $157.9 million and stockholders' equity of $12.9 million. Heritage operates six branches located in Iowa. This pending acquisition is expected to close by October 31, 1996.

(c) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

(d) No financial statement schedules are filed, and as such are excluded from the Annual Report as provided by Exchange Act Rule 14A-3(b)(i).

With the exception of the information expressly incorporated by reference in Items 1, 2, 5, 6, 7, 8 and 14, the Corporation's 1996 Annual Report to Stockholders is not deemed "filed" with the Securities and Exchange Commission or otherwise subject to Section 18 of the Securities and Exchange Act of 1934.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                        COMMERCIAL FEDERAL CORPORATION

Date:          September 27, 1996       By:  /s/ William A. Fitzgerald
                                             -------------------------
                                           William A. Fitzgerald
                                           Chairman of the Board and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        Principal Executive Officer:


Date:          September 27, 1996        By:  /s/ William A. Fitzgerald
                                              -------------------------
                                           William A. Fitzgerald
                                           Chairman of the Board and
                                           Chief Executive Officer

                                        Principal Financial Officer:


Date:          September 27, 1996        By:  /s/ James A. Laphen
                                              -------------------
                                           James A. Laphen
                                           President, Chief Operating Officer
                                           and Chief Financial Officer

                                        Principal Accounting Officer:


Date:          September 27, 1996        By:  /s/ Gary L. Matter
                                              ------------------
                                           Gary L. Matter
                                           Senior Vice President, Controller
                                           and Secretary

                                        Directors:


Date:          September 27, 1996        By:  /s/ Talton K. Anderson
                                              ----------------------
                                           Talton K. Anderson
                                           Director



Date:          September 27, 1996        By:  /s/ Robert F. Krohn
                                              -------------------
                                           Robert F. Krohn
                                           Director

Date:          September 27, 1996        By:  /s/ Charles M. Lillis
                                              ---------------------
                                           Charles M. Lillis
                                           Director



Date:          September 27, 1996        By:  /s/ Carl G. Mammel
                                              ------------------
                                           Carl G. Mammel
                                           Director



Date:          September 27, 1996        By:  /s/ Robert S. Milligan
                                              ----------------------
                                           Robert S. Milligan
                                           Director



Date:          September 27, 1996        By:  /s/ James P. O'Donnell
                                              ----------------------
                                           James P. O'Donnell
                                           Director

                              INDEX TO EXHIBITS

                                                                                    Page (by
                                                                                   Sequential
Exhibit                                                                            Numbering
Number                           Identity of Exhibits                               System)
- ------                           --------------------                              --------
 2.1   Reorganization and Merger Agreement by and between Commercial Federal
       Corporation and Commercial Federal Bank, a Federal Savings Bank and
       Heritage Financial, Ltd. and Hawkeye Savings Bank, dated May 16, 1996
       (incorporated by reference to the Registrant's Form S-4 Registration
       Statement No. 333-08591)

 3.1 Articles of Incorporation of Registrant (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)

 3.2 Bylaws of Registrant, as amended and restated (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)

 4.1   Form of Certificate of Common Stock of Registrant (incorporated by reference to the Registrant's Form S-1 Registration Statement No. 33-
       003300)

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

 10.2  Change in Control Executive Severance Agreements with William A.
       Fitzgerald and James A. Laphen dated June 8, 1995 (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-
       60589)

 10.3  Form of Change in Control Executive Severance Agreement entered into with Senior Vice Presidents and First Vice Presidents (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-
       60589)

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

 10.7  Stock Purchase Agreement between CAI Corporation and Registrant, dated
       August 21, 1996 (filed herewith)

 10.8  Employment Agreement With William A. Fitzgerald, dated May 15, 1974, As
       Amended February 14, 1996 (filed herewith)

 10.9  Commercial Federal Savings and Loan Association Survivor Income Plan, As
       Amended February 14, 1996 (filed herewith)

 10.10 Form of Change of Control Executive Severance Agreements entered into with Two First Vice Presidents Dated October 2, 1995 (filed herewith)

 10.11 Change of Control Executive Severance Agreement entered into with a Vice
       President Dated October 2, 1995 (filed herewith)

 11    Computation of Earnings Per Share (filed herewith)

 13    Commercial Federal Corporation Annual Report to Stockholders for the
       Fiscal Year Ended June 30, 1996 (filed herewith)

 21    Subsidiaries of the Corporation (filed herewith)

 23    Consent of Independent Auditors (filed herewith)

 27    Financial Data Schedules (filed herewith)