Form 10-Q
period 1996-09-30
COMMERCIAL FEDERAL CORP
filed 1996-11-14
CIK 744778

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended SEPTEMBER 30, 1996
                                              ------------------


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

                                (402) 554-9200
                                --------------
             (Registrant's telephone number, including area code)
             ----------------------------------------------------

                                Not Applicable
       ---------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X       NO
    ----------     ----------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                             Outstanding at November 4, 1996
-----------------------------                 -------------------------------
Common Stock, $0.01 Par Value                        14,310,741 Shares



                   The exhibit index is located on page 21.

                   This document is comprised of 22 pages.

                        COMMERCIAL FEDERAL CORPORATION
                        ------------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

-----------------------------------------------------------------------------------
                                                                        PAGE NUMBER
                                                                        -----------
PART I.   FINANCIAL INFORMATION
          ---------------------

          Item 1.  Financial Statements:

                Consolidated Statement of Financial Condition as of
                  September 30, 1996 and June 30, 1996..............         3

                Consolidated Statement of Operations for the Three
                  Months Ended September 30, 1996 and 1995 .........         4

                Consolidated Statement of Cash Flows for the Three
                  Months Ended September 30, 1996 and 1995 .........     5 - 6

                Notes to Consolidated Financial Statements .........     7 - 9

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations............    10 -18

PART II.  OTHER INFORMATION
          -----------------

          Item 5.  Other Information ...............................        19

          Item 6.  Exhibits and Reports on Form 8-K ................        19

SIGNATURE PAGE .....................................................        20

-----------------------------------------------------------------------------------


                        PART I.  FINANCIAL INFORMATION
                        ------------------------------
                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

                        COMMERCIAL FEDERAL CORPORATION
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

-----------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                          September 30,    June 30,
ASSETS                                                                               1996          1996
-----------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)     (Audited)
Cash (including short-term investments of $3,800 and $2,400)..................     $   41,600   $   35,827
Investment securities available for sale, at fair value.......................          9,893        9,898
Mortgage-backed securities available for sale, at fair value..................        255,262      263,206
Loans held for sale...........................................................         87,289       89,379
Investment securities held to maturity (fair value of $279,276 and $239,141)..        282,399      243,145
Mortgage-backed securities held to maturity (fair value of
 $891,234 and $905,034).......................................................        898,564      916,840
Loans receivable, net of allowances of $49,469 and $49,200....................      4,766,016    4,723,785
Federal Home Loan Bank stock..................................................         73,451       79,113
Interest receivable, net of reserves of $228 and $388.........................         39,652       40,683
Real estate...................................................................         20,515       16,669
Premises and equipment........................................................         72,599       73,555
Prepaid expenses and other assets                                                      82,169       74,836
Goodwill and core value of deposits, net of accumulated
 amortization of $76,127 and $73,742..........................................         38,349       40,734
-----------------------------------------------------------------------------------------------------------
   Total Assets                                                                    $6,667,758   $6,607,670
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------
Liabilities:
 Deposits.....................................................................     $4,274,844   $4,304,576
 Advances from Federal Home Loan Bank.........................................      1,194,014    1,350,290
 Securities sold under agreements to repurchase...............................        625,755      380,755
 Other borrowings.............................................................         85,544       58,546
 Interest payable.............................................................         31,707       24,298
 Other liabilities............................................................         96,238       75,928
-----------------------------------------------------------------------------------------------------------
  Total Liabilities...........................................................      6,308,102    6,194,393
-----------------------------------------------------------------------------------------------------------
Commitments and contingencies.................................................             --           --
-----------------------------------------------------------------------------------------------------------
Stockholders' equity:
 Preferred stock, $.01 par value; 10,000,000 shares authorized;
  none issued.................................................................             --           --
 Common stock, $.01 par value; 25,000,000 shares authorized;
  13,856,566 and 15,089,701 shares issued and outstanding.....................            139          151
 Additional paid-in capital...................................................        126,967      175,548
 Retained earnings............................................................        234,846      240,281
 Unrealized holding loss on securities available for sale, net................         (2,296)      (2,703)
 -----------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity...............................................        359,656      413,277
-----------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity...............................     $6,667,758   $6,607,670
-----------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

---------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                           Three Months Ended
                                                                          September 30,
                                                                  -----------------------------
                                                                      1996               1995
                                                                  -----------        ----------
-----------------------------------------------------------------------------------------------
Interest Income:
  Loans receivable..............................................     $ 98,547          $ 94,329
  Mortgage-backed securities....................................       19,215            22,066
  Investment securities.........................................        5,024             6,307
-----------------------------------------------------------------------------------------------
     Total interest income......................................      122,786           122,702
Interest Expense:
  Deposits......................................................       54,790            53,143
  Advances from Federal Home Loan Bank..........................       19,378            26,067
  Securities sold under agreements to repurchase................        6,363             3,646
  Other borrowings..............................................        1,963             1,747
-----------------------------------------------------------------------------------------------
     Total interest expense.....................................       82,494            84,603

Net Interest Income.............................................       40,292            38,099
Provision for Loan Losses.......................................       (1,658)           (1,583)
-----------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses.............       38,634            36,516

Other Income (Loss):
  Loan servicing fees...........................................        7,327             6,467
  Retail fees and charges.......................................        3,923             2,684
  Real estate operations........................................          216               365
  Gain (loss) on sales of loans.................................          105              (148)
  Other operating income........................................        2,032             2,021
-----------------------------------------------------------------------------------------------
     Total other income.........................................       13,603            11,389

Other Expense:
   General and administrative expenses-
     Compensation and benefits..................................       10,581            11,412
     Occupancy and equipment....................................        6,107             5,558
     Regulatory insurance and assessments.......................        2,747             2,515
     Advertising................................................        1,650             1,424
     Other operating expenses...................................        8,237             7,059
-----------------------------------------------------------------------------------------------
        General and administrative expenses before
          Federal deposit insurance special assessment..........       29,322            27,968
     Federal deposit insurance special assessment...............       27,062                --
-----------------------------------------------------------------------------------------------
        Total general and administrative expenses...............       56,384            27,968
   Amortization of goodwill and core value of deposits..........        2,385             2,200
-----------------------------------------------------------------------------------------------
    Total other expense.........................................       58,769            30,168

Income (Loss) Before Income Tax Provision (Benefit).............       (6,532)           17,737
Income Tax Provision (Benefit)..................................       (2,482)            6,493
-----------------------------------------------------------------------------------------------

Net Income (Loss)...............................................     $ (4,050)         $ 11,244
-----------------------------------------------------------------------------------------------

Per Common Share:
  Net income (loss).............................................     $   (.27)         $    .77
  Dividends declared............................................     $    .10          $     --
-----------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

-----------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                     Three Months Ended
                                                                             September  30,
                                                                         ----------------------
                                                                            1996        1995
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)......................................................  $  (4,050)  $  11,244
Adjustments to reconcile net income (loss) to net cash
 provided (used) by operating activities:
  Amortization of goodwill and core value of deposits..................      2,385       2,200
  Provisions for loss on loans and real estate.........................      1,648       1,123
  Depreciation and amortization........................................      1,920       1,671
  Accretion of deferred discounts and fees, net........................       (465)       (237)
  Amortization of mortgage servicing rights............................      2,243       2,004
  Amortization of deferred compensation on restricted
   stock and premiums on other borrowings..............................        290         353
  Gain on sales of real estate, loans and loan servicing rights, net...       (184)       (462)
  Stock dividends from Federal Home Loan Bank..........................     (1,168)         --
  Proceeds from the sale of loans......................................    185,158     189,150
  Origination of loans for resale......................................    (57,184)   (120,894)
  Purchases of loans for resale........................................   (126,196)    (71,328)
  Decrease in interest receivable......................................      1,031       1,715
  Increase in interest payable and other liabilities...................     27,843      10,244
  Other items, net.....................................................     (9,967)      2,246
                                                                         ---------   ---------
    Total adjustments..................................................     27,354      17,785
                                                                         ---------   ---------
      Net cash provided by operating activities........................     23,304      29,029
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of loans.....................................................   (162,621)   (158,969)
Repayment of loans, net of originations................................    101,136      93,040
Principal repayments of mortgage-backed securities available for sale..      8,550       1,519
Principal repayments of mortgage-backed securities held to maturity....     33,943      44,341
Maturities and repayments of investment securities held to maturity....     25,704      30,423
Purchases of investment securities held to maturity....................    (64,906)    (26,328)
Maturities and repayments of investment securities available for sale..         --       1,000
Purchases of mortgage loan servicing rights............................     (1,780)     (2,230)
Proceeds from sale of mortgage loan servicing rights...................         --         452
Proceeds from sale of Federal Home Loan Bank stock.....................      8,500       4,084
Purchases of Federal Home Loan Bank stock..............................     (1,670)     (3,688)
Proceeds from sale of real estate......................................      1,994       2,473
Payments to acquire real estate........................................       (458)       (826)
Purchases of premises and equipment, net...............................       (964)     (1,308)
Other items, net                                                              (710)         --
                                                                         ---------   ---------
      Net cash used by investing activities............................    (53,282)    (16,017)
-----------------------------------------------------------------------------------------------

                        COMMERCIAL FEDERAL CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

-----------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                  Three Months Ended
                                                                          September  30,
                                                                  -----------------------------
                                                                       1996             1995
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in deposits...............................        $ (29,732)     $  39,184
Proceeds from Federal Home Loan Bank advances.................               --        804,500
Repayment of Federal Home Loan Bank advances..................         (156,250)      (839,722)
Proceeds from securities sold under agreements to repurchase..          300,000             --
Repayment of securities sold under agreements to repurchase...          (55,000)       (12,618)
Proceeds from issuance of other borrowings....................           46,000             --
Repayment of other borrowings.................................          (19,029)        (1,359)
Payment of cash dividends on common stock.....................           (1,509)            --
Repurchase of common stock....................................          (49,239)            --
Issuance of common stock .....................................              510            178
                                                                      ---------      ---------
  Net cash provided (used) by financing activities............           35,751         (9,837)
-----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS:
Increase in net cash position.................................            5,773          3,175
Balance, beginning of year....................................           35,827         35,145
                                                                      ---------      ---------
Balance, end of period........................................        $  41,600      $  38,320
                                                                      =========      =========
-----------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest expense............................................        $  75,182      $  78,076
  Income taxes, net ..........................................            1,549          1,104
Non-cash investing and financing activities:
  Loans exchanged for mortgage-backed securities..............           15,839         29,177
  Loans transferred to real estate............................            4,664          3,982
  Loans to facilitate the sale of real estate.................              107             --
-----------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)
--------------------------------------------------------------------------------
A.   BASIS OF CONSOLIDATION AND PRESENTATION:
     ---------------------------------------


The unaudited consolidated financial statements are prepared on an accrual basis and include the accounts of Commercial Federal Corporation (the Corporation) and its wholly-owned subsidiary, Commercial Federal Bank, a Federal Savings Bank (the Bank), and all majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying interim consolidated financial statements have not been audited by independent auditors. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present the financial statements have been included. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's June 30, 1996, Annual Report to Stockholders. The results of operations for the three month period ended September 30, 1996, are not necessarily indicative of the results which may be expected for the entire fiscal year 1997. Certain amounts in the prior fiscal year periods have been reclassified for comparative purposes.


B.   REPURCHASE OF COMMON STOCK:
     --------------------------

On August 21, 1996, the Corporation consummated the repurchase of 1,250,100 shares of its common stock, $0.01 par value, from CAI Corporation, a Dallas-based investment company, for an aggregate purchase price of approximately $48,910,000, excluding $329,000 in transaction costs incurred as of September 30, 1996. Such purchase price, excluding transaction costs incurred by the Corporation for this repurchase, consisted of cash consideration of approximately $28,227,000 and surrender of a warrant (valued at approximately $20,683,000) which would have enabled the Corporation to purchase 99 shares of non-voting common stock of CAI Corporation. The repurchased shares represented 8.3% of the outstanding shares of the Corporation's common stock prior to the repurchase. The cash portion of the repurchase was financed in part by a short-term variable-rate loan from a financial institution secured by 1,403,200 shares or 15.6% of the outstanding common stock of the Bank. As consideration, the Corporation also reimbursed CAI Corporation for certain expenses totaling $2,200,000 incurred in connection with its ownership of the 1,250,100 shares, including costs and expenses incurred in connection with the 1995 proxy contest, and paid CAI Corporation cash totaling $62,500 in lieu of the pro rata portion of any dividend CAI Corporation otherwise would have received for the quarter ended September 30, 1996. Such nonrecurring expenses paid to CAI Corporation are included in other operating expenses.

C.   FEDERAL DEPOSIT INSURANCE SPECIAL ASSESSMENT:
     ---------------------------------------------

During the quarter ended September 30, 1996, the Corporation incurred an after-tax charge of $17,300,000 ($27,062,000 pre-tax) as a result of the imposition of a special assessment by the Federal Deposit Insurance Corporation (FDIC) to recapitalize the Savings Association Insurance Fund (SAIF). In order to recapitalize the SAIF, the Deposit Insurance Funds Act of 1996, effective September 30, 1996, authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. This nonrecurring special assessment totaling $27,062,000 pre-tax is recorded in the general and administrative expenses section of the Consolidated Statement of Operations under a separate line captioned "Federal deposit insurance special assessment." Such special assessment reduced the Bank's tangible, core and risk-based capital at September 30, 1996, by $17,300,000. The Bank continues to exceed the minimum requirements to be classified as a "well-capitalized" institution under applicable regulations.

D.   REPEAL OF THRIFT BAD DEBT RESERVES FOR TAX PURPOSES:
     ----------------------------------------------------

In August 1996, changes in the federal tax law (i) repealed both the percentage of taxable income and experience methods effective July 1, 1996, allowing a bad debt deduction for specific charge-offs only, and (ii) require recapture into taxable income over a six year period of tax bad debt reserves which exceed the base year amount, adjusted for any loan portfolio shrinkage. These changes resulted in the recognition to income tax expense of additional deferred tax liabilities of approximately $103,000 in the first quarter of fiscal year 1997. The remaining unrecognized deferred tax liability totaling approximately $31,183,000 at September 30, 1996, could be recognized in the future, in whole or in part, if (i) there is a change in federal tax law, (ii) the Bank fails to meet certain definitional tests and other conditions in the federal tax law,
(iii) certain distributions are made with respect to the stock of the Bank or
(iv) the bad debt reserves are used for any purpose other than absorbing bad debt losses.

E.   COMMITMENTS AND CONTINGENCIES:
     ------------------------------

At September 30, 1996, the Corporation had issued commitments, excluding undisbursed portions of loans in process, totaling approximately $208,926,000 to fund and purchase loans as follows: $97,366,000 of single-family adjustable-rate mortgage loans, $81,850,000 of single-family fixed-rate mortgage loans, $18,822,000 of consumer loan lines of credit and $10,888,000 of commercial real estate loans. These outstanding loan commitments to extend credit in order to originate loans or fund consumer loan lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. Loans sold subject to recourse provisions totaled approximately $37,293,000, which represents the total potential credit risk associated with these particular loans. Such credit risk would, however, be offset by the value of the single-family residential properties which collateralize these loans.

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

F.    REGULATORY CAPITAL REQUIREMENTS:
      -------------------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following table of tangible, core and total risk-based capital. Prompt Corrective Action provisions contained in the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for Prompt Corrective Action provisions under FDICIA, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios as set forth in the following table. At September 30, 1996, and June 30, 1996, the Bank exceeded the minimum requirements for the well-capitalized category.

The following presents the Bank's regulatory capital levels and ratios relative to its minimum capital requirements pursuant to the Office of Thrift Supervision
(OTS) and FDICIA.

-------------------------------------------------------------------------------
(Dollars in Thousands)
                                                   As of September 30, 1996
                                             -----------------------------------
                                              Actual Capital    Required Capital
                                             -----------------  ----------------
                                              Amount   Ratio    Amount    Ratio
--------------------------------------------------------------------------------
OTS capital adequacy:
   Tangible capital......................    $386,733   5.81%   $99,862    1.50%
   Core capital..........................     401,730   6.02    200,174    3.00
   Risk-based capital....................     438,331  12.89    272,059    8.00
FDICIA regulations to be
 classified well-capitalized:
   Tier 1 leverage capital...............     401,730   6.02    333,624    5.00
   Tier 1 risk-based capital.............     401,730  11.81    204,044    6.00
   Total risk-based capital..............     438,331  12.89    340,074   10.00

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
(Dollars in Thousands)
                                                     As of June 30, 1996
                                             -----------------------------------
                                              Actual Capital    Required Capital
                                             -----------------  ----------------
                                              Amount   Ratio    Amount    Ratio
--------------------------------------------------------------------------------
OTS capital adequacy:
   Tangible capital......................    $408,708   6.18%   $99,137    1.50%
   Core capital..........................     424,909   6.41    198,760    3.00
   Risk-based capital....................     460,674  13.62    270,629    8.00
FDICIA regulations to be
 classified well-capitalized:
   Tier 1 leverage capital...............     424,909   6.41    331,266    5.00
   Tier 1 risk-based capital.............     424,909  12.56    202,971    6.00
   Total risk-based capital..............     460,674  13.62    338,286   10.00

-------------------------------------------------------------------------------

As of September 30, 1996, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for Prompt Corrective Action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank's classification.

G.    SUBSEQUENT EVENT - ACQUISITION OF HERITAGE FINANCIAL, LTD.:
      -----------------------------------------------------------

On October 1, 1996, the Corporation consummated its acquisition of Heritage Financial, Ltd. (Heritage), parent company of Hawkeye Federal Savings Bank (Hawkeye Federal) located in Iowa. Under the terms of the Reorganization and Merger Agreement (the Merger Agreement), the Corporation acquired all of the 180,762 outstanding shares of Heritage's common stock. Each share of Heritage's common stock was exchanged for $18.73 in cash ($3,386,000) and 2.4985 shares of the Corporation's common stock (451,633 shares). Based on the Corporation's closing stock price of $43.00 at October 1, 1996, the total consideration for this acquisition, excluding cash to be paid for fractional shares, approximates $22,806,000.

At October 1, 1996, before purchase accounting adjustments, Heritage had assets of approximately $182,938,000, deposits of approximately $157,911,000 and stockholders' equity of approximately $10,308,000. Heritage operated six branches located in Iowa. The Heritage acquisition will be accounted for as a purchase, with the fair value of the assets and liabilities being determined including an independent core value study, branch appraisals and a valuation of the loan servicing portfolio, with completion expected during calendar year 1997. In addition, costs and expenses associated with this acquisition are estimated to approximate $1,000,000. Core value of deposits resulting from this transaction will be amortized on an accelerated basis over a period not to exceed 10 years and goodwill amortized on a straight-line basis over a period not to exceed 20 years.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               ------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

The Corporation's principal asset is its investment in the capital stock of the Bank, and because it does not generate any significant revenues independent of the Bank, the Corporation's liquidity is dependent on the extent to which it receives dividends from the Bank. The Bank's ability to pay dividends to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Under capital distribution regulations of the OTS, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed dividend, has total capital that is at least equal to the amount of its fully phased-in capital requirements (a "Tier 1 Association") is permitted to pay dividends during a calendar year in an amount equal to the greater of (i) 75.0% of its net income for the recent four quarters, or (ii) 100.0% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in risk-based capital ratio requirement at the beginning of the calendar year. At September 30, 1996, the Bank qualified as a Tier 1 Association, and would be permitted to pay an aggregate amount approximating $70.9 million in dividends under these regulations. Should the Bank's regulatory capital fall below certain levels, applicable law would require prior approval by the OTS of such proposed dividends and, in some cases, would prohibit the payment of dividends.

On August 21, 1996, the Corporation repurchased 1,250,100 shares of its common stock. Total cash consideration for this transaction, including certain expenses and costs associated with the seller's ownership of such stock, approximated $51.2 million. The sources of cash to consummate this stock repurchase consisted of (i) a short-term variable-rate loan totaling $28.0 million due January 31, 1997, (ii) a dividend from the Bank totaling $18.0 million and (iii) cash totaling $5.2 million paid directly by the parent company. Transaction costs incurred by the Corporation for this repurchase totaled approximately $329,000 as of September 30, 1996. Concurrent with the repurchase, two directors of the Corporation, who also serve as executive officers of CAI Corporation, resigned from the Corporation's Board of Directors. In addition, CAI Corporation and each of its shareholders agreed to a standstill agreement for a period of 60 months beginning August 21, 1996. CAI Corporation and the Corporation have each agreed to waive and release all claims against the other and the Corporation has agreed to indemnify CAI Corporation and its directors, officers and affiliates against certain derivative claims.

At September 30, 1996, the cash of Commercial Federal Corporation (the parent company) totaled $5.4 million of which $3.5 million is required to be retained under the terms of the Indenture governing the $40.25 million of subordinated notes due December 1999. Due to the parent company's limited independent operations, management believes that the cash balance at September 30, 1996, is currently sufficient to meet operational needs. However, the parent company's ability to make future interest and principal payments on the subordinated and senior notes, and on the $28.0 million short-term variable-rate note borrowed to help finance the parent company's purchase of its 1,250,100 shares of common stock on August 21, 1996, is dependent upon its receipt of dividends from the Bank. Accordingly, on September 11, 1996, a dividend totaling $3.122 million was declared by the Bank to be paid to the parent company. This dividend from the Bank was paid in October 1996 to cover (i) interest payments on the parent company's senior notes and (ii) common stock cash dividends paid by the parent company. The Bank will continue to pay dividends to the parent company, pursuant to regulatory restrictions, to cover the cash dividends on common stock that the parent company intends to pay on a quarterly basis and on future interest payments on the parent company's subordinated and senior notes. No dividends were paid by the Bank to the parent company during the three months ended September 30, 1995. The parent company also receives cash from the exercise of stock options and the sale of stock under its employee benefit plans.

The Corporation's subordinated and senior notes are now redeemable. Accordingly, management is considering the refinancing of its outstanding 10.25% subordinated debt totaling $40.25 million and 10.0% senior notes totaling $6.9 million given the current interest rate environment in relation to the interest rates such notes now bear.

The Corporation's primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the Federal Home Loan Bank (FHLB) of Topeka, (iv) securities sold under agreements to repurchase, and (v) cash generated from operations. As reflected in the Consolidated Statement of Cash Flows, net cash flows provided by operating activities totaled $23.3 million and $29.0 million, respectively, for the three months ended September 30, 1996 and 1995. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans.

Net cash flows used by investing activities for the three months ended September 30, 1996 and 1995, totaled $53.3 million and $16.0 million, respectively. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities and (ii) the purchase and origination of loans and mortgage-backed securities. The acquisition of Heritage effective October 1, 1996, will result in cash paid totaling approximately $3.4 million for Heritage's common stock as well as the exchange of 451,633 shares of the Corporation's common stock. This cash payment was paid from the Bank to the parent company as a cash dividend in October 1996.

--------------------------------------------

Net cash flows provided by financing activities totaled $35.8 million for the three months ended September 30, 1996, compared to net cash flows used by financing activities for the three months ended September 30, 1995, totaling $9.8 million. Advances from the FHLB have been the primary sources to balance the Corporation's funding needs during each of the periods presented. In addition, during the three months ended September 30, 1996, the Corporation utilized securities sold under agreements to repurchase primarily for liquidity and asset liability management purposes. Also, during the three months ended September 30, 1996, the Corporation borrowed $28.0 million to partially finance the repurchase of 1,250,100 shares of the Corporation's common stock. The $28.0 million note is due January 31, 1997, bearing a variable prime rate of interest adjusted monthly and secured by the common stock of the Bank. Management of the Corporation is in the process of negotiating the terms of this note to extend its maturity date to at least five years.

Legislation signed into law on September 30, 1996, to recapitalize the SAIF fund required SAIF-insured institutions to pay a one-time special assessment of 65.7 basis points of SAIF-insured deposits held as of March 31, 1995. This nonrecurring special assessment resulted as of September 30, 1996, in a one-time after tax-charge to the Corporation of approximately $17.3 million ($27.1 million pre-tax). Such a special assessment will substantially eliminate the deposit insurance premium disparity between BIF-insured and SAIF-insured institutions and is anticipated to fully recapitalize the SAIF. Such results associated with this special assessment will have the effect of significantly reducing the Corporation's deposit insurance premiums to the SAIF, thereby increasing net income in future periods. The FDIC has proposed a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of 6.4 basis points to help fund interest payments on certain bonds issued by the Financing Corporation (FICO), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for FICO obligations at the rate of
1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments. Based on the Corporation's level of deposits as of September 30, 1996, such a reduction in rates for SAIF insurance premiums will result in an annual pre-tax increase to operating earnings approximating $7.0 million.

The Deposit Insurance Funds Act of 1996 provides that the BIF and the SAIF will be merged into a single deposit insurance fund effective December 31, 1999 but only if there are no insured savings associations on that date. The legislation directs the Department of Treasury to make recommendations to Congress by March 31, 1997, for the establishment of a single charter for banks and thrifts. Management of the Corporation cannot predict accurately at this time what effect this legislation will have on the Corporation.

The Corporation has considered and will continue to consider possible mergers with and acquisitions of other selected financial institutions. Accordingly, on October 1, 1996, the Corporation consummated its acquisition of Heritage Financial, Ltd., and during fiscal year 1996, the Corporation consummated the acquisitions of Railroad Financial Corporation and Conservative Savings Corporation. Such acquisitions present the Corporation with the opportunity to further expand its retail network in its existing markets, and to increase its earnings potential by increasing its mortgage and consumer loan volumes funded by deposits which generally bear lower rates of interest than alternative sources of funds. The Corporation will continue to grow its five-state franchise through an ongoing program of selective acquisitions of other financial institutions. Acquisition candidates will be selected based on the extent to which the candidate can enhance the Corporation's retail presence in new or existing markets and complement the Corporation's present retail network.

At September 30, 1996, the Corporation had issued commitments, excluding undisbursed portions of loans in process, totaling approximately $208.9 million to fund and purchase loans as follows: $97.4 million of single-family adjustable-rate mortgage loans, $81.8 million of single-family fixed-rate mortgage loans, $18.8 million of consumer loan lines of credit and $10.9 million of commercial real estate loans. These outstanding loan commitments to extend credit in order to originate loans or fund consumer loan lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described.

The maintenance of an appropriate level of liquid resources to meet not only regulatory requirements but also to provide funding necessary to meet the Corporation's current business activities and obligations is an integral element in the management of the Corporation's assets. The Corporation is required by federal regulation to maintain a minimum average daily balance of cash and certain qualifying liquid investments equal to 5.0% of the aggregate of the prior month's daily average savings deposits and short-term borrowings. The Corporation's liquidity ratio was 6.49% at September 30, 1996. Liquidity levels will vary depending upon savings flows, future loan fundings, cash operating needs, collateral requirements and general prevailing economic conditions. The Corporation does not foresee any difficulty in meeting its liquidity requirements.

RESULTS OF OPERATIONS:
---------------------

The net loss for the three months ended September 30, 1996, was $4.1 million, or $.27 loss per share, compared to net income of $11.2 million for the three months ended September 30, 1995, or $.77 per share. The decrease in net income for the three months ended September 30, 1996, compared to the three months ended September 30, 1995, is primarily due to the following: the $27.1 million nonrecurring Federal deposit insurance special assessment, an increase of $1.3 million in general and administrative expenses and an increase of $185,000 in amortization expense of intangible assets. These decreases to net income resulting in the first quarter loss were only partially offset by a reduction in the provision for income taxes totaling $9.0 million, an increase of $2.1 million in net interest income after provision for loan losses, an increase of $1.2 million in retail fees and charges, an increase of $860,000 in loan servicing fees and a net increase of $115,000 in the total of real estate operations, net gain on sales of loans and other operating income.

Net Interest Income:
--------------------

Net interest income was $40.3 million for the three months ended September 30, 1996, compared to $38.1 million for the three months ended September 30, 1995, resulting in an increase of $2.2 million, or 5.8%. The interest rate spread was 2.37% at September 30, 1996, compared to 2.22% at September 30, 1995, an increase of 15 basis points. During the three months ended September 30, 1996 and 1995, interest rate spreads were 2.40% and 2.21%, respectively, an increase of 19 basis points. The sale of approximately $230.8 million of securities available-for-sale during the last six months of fiscal year 1996 and the utilization of such proceeds to repay maturing FHLB advances, the Corporation's favorable asset liability mix (primarily increased levels of adjustable-rate mortgage loans, consumer loans and multi-family commercial real estate loans), the general reduction in interest rates on interest-bearing liabilities (5.35% compared to 5.53%) and the acquisition of Conservative effective February 1, 1996, has improved the interest rate spreads and yields. The future trend in interest rate spreads and net interest income will be dependent upon such factors as the composition and size of the Corporation's interest-earning assets and interest-bearing liabilities, the interest rate risk exposure of the Corporation, and the maturity and repricing activity of interest-sensitive assets and liabilities, as influenced by changes in and levels of both short-term and long-term market interest rates.

The following table presents certain information concerning yields earned on interest-earning assets and rates paid on interest-bearing liabilities during and at the end of each of the periods presented.

-------------------------------------------------------------------------------
                                     For the Three
                                     Months Ended        At
                                     September 30,   September 30,
                                    ---------------  ---------------
                                     1996    1995     1996    1995
                                    ------  -------  ------  -------
Weighted average yield on:
 Loans.............................   8.15%  8.29%     8.15%   8.24%
 Mortgage-backed securities........   6.58   6.43      6.73    6.57
 Investments.......................   6.08   6.07      6.35    6.22
                                     -----  -----     -----   -----
   Interest-earning assets........    7.75   7.74      7.79    7.76
                                     -----  -----     -----   -----
Weighted average rate paid on:
 Savings deposits..................   3.12   2.32      3.23    3.10
 Other time deposits...............   5.74   6.79      5.76    5.99
 Advances from FHLB................   5.70   5.87      5.83    5.86
 Securities sold under agreements
  to repurchase....................   6.42   7.00      6.17    7.04
 Other borrowings..................  10.66  10.80     10.35   10.92
                                     -----  -----     -----   -----
  Interest-bearing liabilities.....   5.35   5.53      5.42    5.54
                                     -----  -----     -----   -----
Interest rate spread...............   2.40%  2.21%     2.37%   2.22%
                                     =====  =====     =====   =====
Net annualized yield on
 interest-earning assets...........   2.54%  2.41%     2.54%   2.45%
                                     =====  =====     =====   =====
-------------------------------------------------------------------------------


--------------------------------

The following table presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense and average yields and rates during the three months ended September 30, 1996. The table below includes nonaccruing loans averaging $37.7 million for the three months ended September 30, 1996, as interest-earning assets at a yield of zero percent.


-------------------------------------------------------------------------------
                                       Three Months Ended
                                       September 30, 1996
                                 ---------------------------------
                                                       Annualized
                                  Average                Yield/
(Dollars in Thousands)            Balance    Interest     Rate
----------------------           ----------  --------  -----------
Interest-earning assets:
 Loans.........................  $4,838,753  $ 98,547     8.15%
 Mortgage-backed securities....   1,167,533    19,215     6.58
 Investments...................     327,784     5,024     6.08
                                 ----------  --------    -----
  Interest-earning assets......   6,334,070   122,786     7.75
                                 ----------  --------    -----

Interest-bearing liabilities:
 Savings deposits..............   1,132,699     8,913     3.12
 Other time deposits...........   3,172,036    45,877     5.74
 Advances from FHLB............   1,348,125    19,378     5.70
 Securities sold under
   agreements to repurchase....     387,898     6,363     6.42
 Other borrowings..............      73,631     1,963    10.66
                                 ----------  --------    -----
  Interest-bearing
   liabilities.................   6,114,389    82,494     5.35
                                 ----------  --------    -----

Net earnings balance...........  $  219,681
                                 ==========

Net interest income............              $ 40,292
                                             ========

Interest rate spread...........                           2.40%
                                                          ====

Net annualized yield on
  interest-earning assets......                           2.54%
                                                          ====
-------------------------------------------------------------------------------

During the three months ended September 30, 1996, the Corporation experienced lower costs on interest-bearing liabilities primarily due to decreases in the interest rates offered on certain types of deposit products and decreases in interest rates on FHLB advances and securities sold under agreements to repurchase. The net earnings balance (the difference between average interest-bearing liabilities and average interest-earning assets) decreased by $49.7 million for the three months ended September 30, 1996, compared to the three months ended September 30, 1995, primarily due to cash outlays totaling (i) approximately $51.7 million for federal and state tax liabilities principally paid in June 1996 associated with taxable income recognized from the final disposition of a subsidiary's interest in a nuclear generating facility in February 1996, and (ii) approximately $30.8 million for the Corporation's repurchase of its common stock during this current quarter. The effect of these decreases was partially offset by improvements from the acquisition of Conservative (which was partially paid for through the issuance of common stock).

Provision for Loan Losses and Real Estate Operations:
-----------------------------------------------------

The Corporation recorded loan loss provisions totaling $1.7 million and $1.6 million, respectively, for the three months ended September 30, 1996, compared to 1995. The loan loss provisions remained relatively stable over the respective periods even though the net loan portfolio increased approximately $277.0 million at September 30, 1996, compared to September 30, 1995, indicating management's assessment of the credit quality of the loan portfolio and the relatively low level of nonperforming loans over the respective periods of time. The allowance for loan losses is based upon management's continuous evaluation of the collectibility of outstanding loans, which takes into consideration such factors as changes in the composition of the loan portfolio and current economic conditions that may affect the borrower's ability to pay, regular examinations by the Corporation's credit review group of specific problem loans and of the overall portfolio quality and real estate market conditions in the Corporation's lending areas.


The Corporation recorded net income from real estate operations of $216,000 and $365,000, respectively, for the three months ended September 30, 1996 and 1995. Real estate operations reflect provisions for real estate losses, net real estate operating activity, and gains and losses on dispositions of real estate. The decline of $149,000 in real estate operations for the three months ended September 30, 1996, compared to the three months ended September 30, 1995, is primarily due to increased operating expenses incurred in the current fiscal year quarter and to excess reserves recaptured into income upon settlement of a lawsuit during the three months ended September 30, 1995.

-----------------------------------------------------------------


Nonperforming assets are monitored closely on a regular basis by the Corporation's internal credit review and asset workout groups. Nonperforming assets increased $4.5 million at September 30, 1996, compared to June 30, 1996, resulting from net increases of $3.9 million in real estate and $1.6 million in nonperforming loans, partially offset by net decreases of $985,000 in troubled debt restructurings. Nonperforming assets as of the dates indicated are summarized below:

------------------------------------------------------------------------------------------------
                                                               September 30,     June 30,
(Dollars in Thousands)                                            1996            1996
------------------------------------------------------------------------------------------------
Nonperforming loans:
  Residential real estate...................................      $  34,705        $  34,660
  Commercial real estate....................................          3,346            2,357
  Consumer..................................................          1,480              888
                                                                  ---------        ---------
   Total....................................................         39,531           37,905
                                                                  ---------        ---------
Real estate:
  Commercial................................................         10,602            8,850
  Residential...............................................          7,124            4,986
                                                                  ---------        ---------
   Total....................................................         17,726           13,836
                                                                  ---------        ---------
Troubled debt restructurings:
  Commercial................................................         12,909           13,894
  Residential...............................................            909              909
                                                                  ---------        ---------
   Total....................................................         13,818           14,803
                                                                  ---------        ---------
Total nonperforming assets..................................      $  71,075        $  66,544
                                                                  =========        =========
Nonperforming loans to total loans..........................            .81%             .78%
Nonperforming assets to total assets........................           1.07%            1.01%

Allowance for loan losses:
  Other loans (1)...........................................   $     37,350          $36,513
  Bulk purchased loans (2)..................................         12,197           12,765
                                                                  ---------        ---------
   Total....................................................   $     49,547          $49,278
                                                                  =========        =========
Allowance for loan losses to total loans....................           1.01%            1.01%
Allowance for loan losses to total nonperforming assets.....          69.71%           74.05%
------------------------------------------------------------------------------------------------

(1) Includes $78,000 at both September 30, 1996 and June 30, 1996 in general allowance for losses established primarily to cover risks associated with borrowers' delinquencies and defaults on loans held for sale.

(2) Represents the allowance for loan losses for single-family residential whole loans purchased between January 1991 and June 30, 1992 (bulk purchased loans), which had been allocated from the amount of net discounts associated with the Corporation's purchase of these loans to provide for the credit risk associated with such bulk purchased loans. These bulk purchased loans had principal balances of $560.1 million and $574.4 million, respectively, at September 30, 1996 and June 30, 1996. These allowances are available only to absorb losses associated with respective bulk purchased loans, and are not available to absorb losses from other loans.

-----------------------------------------------------------------

The ratio of nonperforming loans to total loans was .81% at September 30, 1996, based on loan balances of $4.903 billion, compared to .78% at June 30, 1996, based on loan balances approximating $4.862 billion. Management believes that these ratios reflect the quality of the Bank's loan portfolio, which consists primarily of loans secured by single-family residential properties. The ratio of nonperforming assets to total assets was 1.07% at September 30, 1996, compared to 1.01% at June 30, 1996, which management believes are favorable compared to industry standards, is an indicator of the stabilization of nonperforming assets. Ratios for both nonperforming loans to total loans and nonperforming assets to total assets increased compared to June 30, 1996 primarily due to a net increase in nonperforming loans totaling $1.6 million offset slightly by net increases of $40.4 million in total loans and $60.1 million in total assets compared to June 30, 1996. The percentages for allowance for loan losses to total loans and to total nonperforming assets remained relatively unchanged comparing September 30, 1996 to June 30, 1996.


Nonperforming loans at September 30, 1996, increased by $1.6 million compared to June 30, 1996, primarily due to net increases in delinquent commercial real estate loans totaling $989,000, delinquent consumer loans totaling $592,000 and delinquent residential construction loans totaling $500,000. These increases were partially offset by a decrease in delinquent residential real estate loans totaling $455,000. The net increase in real estate of $3.9 million at September 30, 1996 compared to June 30, 1996, is primarily due to the addition of residential and commercial real estate totaling $3.1 million and $1.6 million, respectively, partially offset by the sale of certain residential real estate properties totaling $831,000. The net decrease of $985,000 in troubled debt restructuring at September 30, 1996, compared to June 30, 1996, is primarily attributable to the payoff of two loans.

Loan Servicing Fees:
--------------------

Fees from loans serviced for other institutions totaled $7.3 million and $6.5 million, respectively, for the three months ended September 30, 1996, and 1995. The increase comparing the respective periods is primarily due to increases in the size of the Corporation's loan servicing portfolio. At September 30, 1996 and 1995, the Corporation's mortgage servicing portfolio approximated $5.875 billion and $5.147 billion, respectively.

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

Retail Fees and Charges:
------------------------

Retail fees and charges totaled $3.9 million and $2.7 million, respectively, for the three months ended September 30, 1996 compared to 1995. The net increase of $1.2 million in retail fees and charges primarily result from increases in certain checking account fees and related ancillary fees for overdraft and insufficient funds charges and net VISA check card fees from the Corporation's expanding retail customer deposit base over the same respective period.

Gain (Loss) on Sales of Loans:
------------------------------

The Corporation sold loans to third parties through its mortgage banking operations resulting in net pre-tax gains of $105,000 for the three months ended September 30, 1996, compared to net pre-tax losses of $148,000 for the three months ended September 30, 1995. Mortgage loans are generally sold in the secondary market with loan servicing retained and without recourse to the Corporation. The net gain recorded in the current fiscal year is attributable to the relatively stable interest rate environment. The net losses recorded in the prior fiscal year period are primarily from mortgage banking operations of the former Railroad Savings Bank which have been combined under the pooling of interests accounting treatment. Such losses were incurred primarily from the sales of loans which were originated pursuant to unhedged commitments.

Other Operating Income:
-----------------------

Other operating income totaled $2.0 million for both three month periods ended September 30, 1996 and 1995. The major components of other operating income are from brokerage, insurance and credit life and disability commissions. Insurance and brokerage commission income increased $212,000 and $155,000, respectively, for the three months ended September 30, 1996, compared to 1995. These increases were offset by a net gain on the sale of loan servicing rights which totaled $452,000 for the three months ended September 30, 1995, of which all such sales activity was from the former Railroad Savings Bank which have been combined under the pooling of interests accounting treatment.

General and Administrative Expenses:
------------------------------------

General and administrative expenses, excluding the $27.1 million federal deposit insurance special assessment, totaled $29.3 million for the three months ended September 30, 1996 compared to $28.0 million for the three months ended September 30, 1995. The increase of $1.3 million for the three months ended September 30, 1996, compared to the three months ended September 30, 1995, was primarily due to net increases in other operating expenses of $1.2 million, occupancy and equipment of $549,000, regulatory insurance and assessments of $232,000 and advertising of $226,000, partially offset by a net decrease in compensation and benefits.

The net increase in general and administrative expenses, excluding the deposit insurance special assessment, for the three months ended September 30, 1996, compared to the respective prior year quarter is primarily attributable to nonrecurring expenses associated with the repurchase of 1,250,100 shares of the Corporation's common stock ($2.3 million) and to net increases in general operating expenses from acquisitions growth. Nonrecurring expenses recorded during the current fiscal year quarter totaled $2.3 million and related to the repurchase of 1,250,100 shares of the Corporation's common stock. Partially offsetting the effect of the expenses totaling $2.3 million were nonrecurring expenses related to the Railroad merger and the 1995 proxy contest totaling $1.3 million recorded during three months ended September 30, 1995. Net increases in general and administrative expenses directly resulting from acquisitions totaled $596,000 comparing the three months ended September 30, 1996, to the respective prior year period. Such increases in general and administrative expenses result from increased personnel wages and benefits, costs of operating additional branches and higher regulatory insurance costs from the deposits acquired. Other expenses were also incurred on an indirect basis attributable to these acquisitions.

Amortization of Goodwill and Core Value of Deposits:
---------------------------------------------------

Amortization of goodwill and core value of deposits totaled $2.4 million and $2.2 million, respectively, for the three months ended September 30, 1996 compared to 1995. The net increase of $185,000 for the three months ended September 30, 1996, is primarily due to the amortization of core value of deposits and goodwill resulting from the Conservative acquisition consummated February 1, 1996.

Income Tax Provision (Benefit):
-------------------------------

For the three months ended September 30, 1996, the income tax benefit totaled $2.5 million compared to an income tax provision of $6.5 million for the three months ended September 30, 1995. The effective income tax rates for the three months ended September 30, 1996 and 1995, were 38.0% and 36.6%, respectively.

The effective tax rates for both periods vary from the federal statutory rate primarily due to the nondeductibility of amortization of goodwill and core value of deposits, and certain Railroad merger and acquisition costs, in relation to the level of taxable income or loss for the respective periods.

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 5.  Other Information
         -----------------

         Effective October 1, 1996, the Corporation consummated the acquisition of Heritage Financial, Ltd. See Note G for information on this acquisition, including the terms, consideration and accounting treatment.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a).  Exhibits:

               Exhibit 11.  Computation of Earnings Per Share
               Exhibit 27.  Financial Data Schedules.

         (b).  Reports on Form 8-K

         The Corporation filed a Current Report on Form 8-K dated August 21, 1996, reporting the Corporation's repurchase of 1,250,100 shares of its common stock from CAI Corporation and the resignation of two directors of the Corporation's Board of Directors who also serve as executive officers of CAI Corporation. See Note B for additional information.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          COMMERCIAL FEDERAL CORPORATION
                                          ------------------------------
                                          (Registrant)



Date:    November 14, 1996                /s/ James A. Laphen
         -----------------                -------------------
                                          James A. Laphen, President, Chief
                                          Operating Officer and Chief
                                          Financial Officer (Duly Authorized
                                          and Principal Financial Officer)


Date:    November 14, 1996                /s/ Gary L. Matter
         -----------------                ------------------
                                          Gary L. Matter, Senior Vice President,
                                          Controller and Secretary
                                          (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


                                                        Page No.
                                                        --------

Exhibit 11.  Computation of Earnings Per Share              22

Exhibit 27.  Financial Data Schedules (EDGAR only)          --