Form 10-Q/A
period 1996-09-30
COMMERCIAL FEDERAL CORP
filed 1996-11-22
CIK 744778

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A



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

YES     X       NO
    ----------     ----------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                             Outstanding at November 4, 1996
-----------------------------                 -------------------------------
Common Stock, $0.01 Par Value                        14,310,741 Shares



                   The exhibit index is located on page 22.

                   This document is comprised of 23 pages.

                        COMMERCIAL FEDERAL CORPORATION
                        ------------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

-----------------------------------------------------------------------------------
                                                                        PAGE NUMBER
                                                                        -----------
PART I.   FINANCIAL INFORMATION
          ---------------------

          Item 1.  Financial Statements:

                Consolidated Statement of Financial Condition as of
                  September 30, 1996 and June 30, 1996..............         3

                Consolidated Statement of Operations for the Three
                  Months Ended September 30, 1996 and 1995 .........         4

                Consolidated Statement of Cash Flows for the Three
                  Months Ended September 30, 1996 and 1995 .........     5 - 6

                Notes to Consolidated Financial Statements .........     7 - 9

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations............    10 -19

PART II.  OTHER INFORMATION
          -----------------

          Item 5.  Other Information ...............................        20

          Item 6.  Exhibits and Reports on Form 8-K ................        20

SIGNATURE PAGE .....................................................        21

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

B.   SUBSEQUENT EVENT -- STOCK SPLIT AUTHORIZED NOVEMBER 18, 1996:
     ------------------------------------------------------------


On November 18, 1996, the Board of Directors of the Corporation authorized a three-for-two stock split to be effected in the form of a 50 percent stock dividend. Par value will remain at $.01 per share. Fractional shares will be paid in cash. The Board also declared a quarterly cash dividend of $.07 per common share which represents an increase of five percent from last quarter when the Corporation paid $.0667 per common share after adjusting for the three-for-two split. The stock and cash dividend, payable to stockholders of record as of December 31, 1996, will be paid on January 14, 1997. Pro forma earnings (loss) and dividends declared per common share, giving retroactive effect to the stock split, are presented below.

--------------------------------------------------------------------------------

                                                                 Three Months Ended September 30,
                                                      -----------------------------------------------------
                                                                1996                        1995
                                                      ------------------------    --------------------------
                                                      Reported        Restated    Reported          Restated
                                                      --------        --------    --------          --------

Primary and fully diluted earnings (loss) per
  common and common equivalent shares..............      $(.27)         $ (.18)       $.77              $.52
                                                         -----          ------        ----              ----
Dividends declared per common share................      $ .10          $.0667        $  -              $  -
                                                         -----          ------        ----              ----

--------------------------------------------------------------------------------

Financial information contained elsewhere in this Form 10-Q has not been adjusted to reflect the effect of the stock split. Such financial information will be adjusted when the stock split is distributed.


C.   REPURCHASE OF COMMON STOCK:
     --------------------------

On August 21, 1996, the Corporation consummated the repurchase of 1,250,100 shares (not adjusted for three-for-two stock split) of its common stock, $0.01 par value, from CAI Corporation, a Dallas-based investment company, for an aggregate purchase price of approximately $48,910,000, excluding $329,000 in transaction costs incurred as of September 30, 1996. Such purchase price, excluding transaction costs incurred by the Corporation for this repurchase, consisted of cash consideration of approximately $28,227,000 and surrender of a warrant (valued at approximately $20,683,000) which would have enabled the Corporation to purchase 99 shares of non-voting common stock of CAI Corporation. The repurchased shares represented 8.3% of the outstanding shares of the Corporation's common stock prior to the repurchase. The cash portion of the repurchase was financed in part by a short-term variable-rate loan from a financial institution secured by 1,403,200 shares or 15.6% of the outstanding common stock of the Bank. As consideration, the Corporation also reimbursed CAI Corporation for certain expenses totaling $2,200,000 incurred in connection with its ownership of the 1,250,100 shares (not adjusted for three-for-two stock split), including costs and expenses incurred in connection with the 1995 proxy contest, and paid CAI Corporation cash totaling $62,500 in lieu of the pro rata portion of any dividend CAI Corporation otherwise would have received for the quarter ended September 30, 1996. Such nonrecurring expenses paid to CAI Corporation are included in other operating expenses.

D.   FEDERAL DEPOSIT INSURANCE SPECIAL ASSESSMENT:
     ---------------------------------------------

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

E.   REPEAL OF THRIFT BAD DEBT RESERVES FOR TAX PURPOSES:
     ----------------------------------------------------

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

F.   COMMITMENTS AND CONTINGENCIES:
     ------------------------------

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

H.    SUBSEQUENT EVENT - ACQUISITION OF HERITAGE FINANCIAL, LTD.:
      -----------------------------------------------------------

On October 1, 1996, the Corporation consummated its acquisition of Heritage Financial, Ltd. (Heritage), parent company of Hawkeye Federal Savings Bank (Hawkeye Federal) located in Iowa. Under the terms of the Reorganization and Merger Agreement (the Merger Agreement), the Corporation acquired all of the 180,762 outstanding shares of Heritage's common stock. Each share of Heritage's common stock was exchanged for $18.73 in cash ($3,386,000) and 2.4985 shares of the Corporation's common stock (451,633 shares, not adjusted for three-for-two stock split). Based on the Corporation's closing stock price of $43.00 (not adjusted for the three-for-two stock split) at October 1, 1996, the total consideration for this acquisition, excluding cash to be paid for fractional shares, approximates $22,806,000.

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

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               ------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

The Corporation's principal asset is its investment in the capital stock of the Bank, and because it does not generate any significant revenues independent of the Bank, the Corporation's liquidity is dependent on the extent to which it receives dividends from the Bank. The Bank's ability to pay dividends to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Under capital distribution regulations of the OTS, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed dividend, has total capital that is at least equal to the amount of its fully phased-in capital requirements (a "Tier 1 Association") is permitted to pay dividends during a calendar year in an amount equal to the greater of (i) 75.0% of its net income for the recent four quarters, or (ii) 100.0% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in risk-based capital ratio requirement at the beginning of the calendar year. At September 30, 1996, the Bank qualified as a Tier 1 Association, and would be permitted to pay an aggregate amount approximating $73.5 million in dividends under these regulations. Should the Bank's regulatory capital fall below certain levels, applicable law would require prior approval by the OTS of such proposed dividends and, in some cases, would prohibit the payment of dividends.


On August 21, 1996, the Corporation repurchased 1,250,100 shares (not adjusted for three-for-two stock split) of its common stock. Total cash consideration for this transaction, including certain expenses and costs associated with the seller's ownership of such stock, approximated $51.2 million. The sources of cash to consummate this stock repurchase consisted of (i) a short-term variable-rate loan totaling $28.0 million due January 31, 1997, (ii) a dividend from the Bank totaling $18.0 million and (iii) cash totaling $5.2 million paid directly by the parent company. Transaction costs incurred by the Corporation for this repurchase totaled approximately $329,000 as of September 30, 1996. Concurrent with the repurchase, two directors of the Corporation, who also serve as executive officers of CAI Corporation, resigned from the Corporation's Board of Directors. In addition, CAI Corporation and each of its shareholders agreed to a standstill agreement for a period of 60 months beginning August 21, 1996. CAI Corporation and the Corporation have each agreed to waive and release all claims against the other and the Corporation has agreed to indemnify CAI Corporation and its directors, officers and affiliates against certain derivative claims.


At September 30, 1996, the cash of Commercial Federal Corporation (the parent company) totaled $5.4 million of which $3.5 million is required to be retained under the terms of the Indenture governing the $40.25 million of subordinated notes due December 1999. Due to the parent company's limited independent operations, management believes that the cash balance at September 30, 1996, is currently sufficient to meet operational needs. However, the parent company's ability to make future interest and principal payments on the subordinated and senior notes, and on the $28.0 million short-term variable-rate note borrowed to help finance the parent company's purchase of its 1,250,100 shares (not adjusted for three-for-two stock split) of common stock on August 21, 1996, is dependent upon its receipt of dividends from the Bank. Accordingly, on September 11, 1996, a dividend totaling $3.122 million was declared by the Bank to be paid to the parent company. This dividend from the Bank was paid in October 1996 to cover (i) interest payments on the parent company's senior notes and (ii) common stock cash dividends paid by the parent company. The Bank will continue to pay dividends to the parent company, pursuant to regulatory restrictions, to cover the cash dividends on common stock that the parent company intends to pay on a quarterly basis and on future interest payments on the parent company's subordinated and senior notes. No dividends were paid by the Bank to the parent company during the three months ended September 30, 1995. The parent company also receives cash from the exercise of stock options and the sale of stock under its employee benefit plans.

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

Net cash flows used by investing activities for the three months ended September 30, 1996 and 1995, totaled $53.3 million and $16.0 million, respectively. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities and (ii) the purchase and origination of loans and mortgage-backed securities. The acquisition of Heritage effective October 1, 1996, will result in cash paid totaling approximately $3.4 million for Heritage's common stock as well as the exchange of 451,633 shares (not adjusted for three-for-two stock split) of the Corporation's common stock. This cash payment was paid from the Bank to the parent company as a cash dividend in October 1996.

--------------------------------------------

Net cash flows provided by financing activities totaled $35.8 million for the three months ended September 30, 1996, compared to net cash flows used by financing activities for the three months ended September 30, 1995, totaling $9.8 million. Advances from the FHLB have been the primary sources to balance the Corporation's funding needs during each of the periods presented. In addition, during the three months ended September 30, 1996, the Corporation utilized securities sold under agreements to repurchase primarily for liquidity and asset liability management purposes. Also, during the three months ended September 30, 1996, the Corporation borrowed $28.0 million to partially finance the repurchase of 1,250,100 shares (not adjusted for three-for-two stock split) of the Corporation's common stock. The $28.0 million note is due January 31, 1997, bearing a variable prime rate of interest adjusted monthly and secured by the common stock of the Bank. Management of the Corporation is in the process of negotiating the terms of this note to extend its maturity date to at least five years.

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

RESULTS OF OPERATIONS:
---------------------

The net loss for the three months ended September 30, 1996, was $4.1 million, or $.27 loss per share (not adjusted for three-for-two stock split), compared to net income of $11.2 million for the three months ended September 30, 1995, or $.77 per share (not adjusted for three-for-two stock split). The decrease in net income for the three months ended September 30, 1996, compared to the three months ended September 30, 1995, is primarily due to the following: the $27.1 million nonrecurring Federal deposit insurance special assessment, an increase of $1.3 million in general and administrative expenses and an increase of $185,000 in amortization expense of intangible assets. These decreases to net income resulting in the first quarter loss were only partially offset by a reduction in the provision for income taxes totaling $9.0 million, an increase of $2.1 million in net interest income after provision for loan losses, an increase of $1.2 million in retail fees and charges, an increase of $860,000 in loan servicing fees and a net increase of $115,000 in the total of real estate operations, net gain on sales of loans and other operating income.

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

-------------------------------------------------------------------------------
                                     For the Three
                                     Months Ended        At
                                     September 30,   September 30,
                                    ---------------  ---------------
                                     1996    1995     1996    1995
                                    ------  -------  ------  -------
Weighted average yield on:
 Loans.............................   8.15%  8.29%     8.15%   8.24%
 Mortgage-backed securities........   6.58   6.43      6.73    6.57
 Investments.......................   6.08   6.07      6.35    6.22
                                     -----  -----     -----   -----
   Interest-earning assets........    7.75   7.74      7.79    7.76
                                     -----  -----     -----   -----
Weighted average rate paid on:
 Savings deposits..................   3.12   3.12      3.23    3.10
 Other time deposits...............   5.74   5.96      5.76    5.99
 Advances from FHLB................   5.70   5.87      5.83    5.86
 Securities sold under agreements
  to repurchase....................   6.42   7.00      6.17    7.04
 Other borrowings..................  10.66  10.80     10.35   10.92
                                     -----  -----     -----   -----
  Interest-bearing liabilities.....   5.35   5.53      5.42    5.54
                                     -----  -----     -----   -----
Interest rate spread...............   2.40%  2.21%     2.37%   2.22%
                                     =====  =====     =====   =====
Net annualized yield on
 interest-earning assets...........   2.54%  2.41%     2.54%   2.45%
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
                                                          ====
-------------------------------------------------------------------------------

During the three months ended September 30, 1996, the Corporation experienced lower costs on interest-bearing liabilities primarily due to decreases in the interest rates offered on certain types of deposit products and decreases in interest rates on FHLB advances and securities sold under agreements to repurchase. The net earnings balance (the difference between average interest-bearing liabilities and average interest-earning assets) decreased by $49.7 million for the three months ended September 30, 1996, compared to the three months ended September 30, 1995, primarily due to cash outlays totaling (i) approximately $51.7 million for federal and state tax liabilities principally paid in June 1996 associated with taxable income recognized from the final disposition of a subsidiary's interest in a nuclear generating facility in February 1996, and (ii) approximately $51.2 million for the Corporation's repurchase of its common stock during this current quarter. The effect of these decreases was partially offset by improvements from the acquisition of Conservative (which was partially paid for through the issuance of common stock).

--------------------------------

The following table presents the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities, respectively, and the amount of change in each attributable to:
(i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The net change attributable to change in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table demonstrates the effect of the increased volume of interest-earning assets and interest-bearing liabilities, the increasing interest rates and the decline in interest rate spreads previously discussed.



------------------------------------------------------------------------------
                                           Three Months Ended
                                      September 30, 1996 Compared
                                         to September 30, 1995
                                     ----------------------------
                                     Increase (Decrease)  Due to
                                     ----------------------------
(In Thousands)                        Volume     Rate       Net
--------------                       --------  --------  --------
Interest Income:
 Loans.............................  $ 5,860   $(1,642)  $ 4,218
 Mortgage-backed securities........   (3,362)      511    (2,851)
 Investments.......................   (1,290)        7    (1,283)
                                     -------   -------   -------
    Interest income................    1,208    (1,124)       84
                                     -------   -------   -------
Interest expense:
 Savings deposits..................      657        5       662
 Other time deposits...............    2,691    (1,706)      985
 Advances from FHLB................   (5,952)     (737)   (6,689)
 Securities sold under agreements
  to repurchase....................    3,044      (327)    2,717
 Other borrowings..................      238       (22)      216
                                     -------   -------   -------
    Interest expense...............      678    (2,787)   (2,109)
                                     -------   -------   -------
Net effect on net interest income..  $   530   $ 1,663   $ 2,193
                                     =======   =======   =======
------------------------------------------------------------------------------

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

-----------------------------------------------------------------


Nonperforming assets are monitored closely on a regular basis by the Corporation's internal credit review and asset workout groups. Nonperforming assets increased $4.5 million at September 30, 1996, compared to June 30, 1996, resulting from net increases of $3.9 million in real estate and $1.6 million in nonperforming loans, partially offset by net decreases of $985,000 in troubled debt restructurings. Nonperforming assets as of the dates indicated are summarized below:

------------------------------------------------------------------------------------------------
                                                               September 30,     June 30,
(Dollars in Thousands)                                            1996            1996
------------------------------------------------------------------------------------------------
Nonperforming loans:
  Residential real estate...................................      $  34,705        $  34,660
  Commercial real estate....................................          3,346            2,357
  Consumer..................................................          1,480              888
                                                                  ---------        ---------
   Total....................................................         39,531           37,905
                                                                  ---------        ---------
Real estate:
  Commercial................................................         10,602            8,850
  Residential...............................................          7,124            4,986
                                                                  ---------        ---------
   Total....................................................         17,726           13,836
                                                                  ---------        ---------
Troubled debt restructurings:
  Commercial................................................         12,909           13,894
  Residential...............................................            909              909
                                                                  ---------        ---------
   Total....................................................         13,818           14,803
                                                                  ---------        ---------
Total nonperforming assets..................................      $  71,075        $  66,544
                                                                  =========        =========
Nonperforming loans to total loans..........................            .81%             .77%
Nonperforming assets to total assets........................           1.07%            1.01%

Allowance for loan losses:
  Other loans (1)...........................................   $     37,350          $36,513
  Bulk purchased loans (2)..................................         12,197           12,765
                                                                  ---------        ---------
   Total....................................................   $     49,547          $49,278
                                                                  =========        =========
Allowance for loan losses to total loans....................           1.01%             .99%
Allowance for loan losses to total nonperforming assets.....          69.71%           74.05%
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

-----------------------------------------------------------------

The ratio of nonperforming loans to total loans was .81% at September 30, 1996, based on loan balances of $4.903 billion, compared to .77% at June 30, 1996, based on loan balances approximating $4.862 billion. Management believes that these ratios reflect the quality of the Bank's loan portfolio, which consists primarily of loans secured by single-family residential properties. The ratio of nonperforming assets to total assets was 1.07% at September 30, 1996, compared to 1.01% at June 30, 1996, which management believes are favorable compared to industry standards, is an indicator of the stabilization of nonperforming assets. Ratios for both nonperforming loans to total loans and nonperforming assets to total assets increased compared to June 30, 1996 primarily due to a net increase in nonperforming loans totaling $1.6 million offset slightly by net increases of $40.4 million in total loans and $60.1 million in total assets compared to June 30, 1996. The percentages for allowance for loan losses to total loans and to total nonperforming assets remained relatively unchanged comparing September 30, 1996 to June 30, 1996.


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

The net increase in general and administrative expenses, excluding the deposit insurance special assessment, for the three months ended September 30, 1996, compared to the respective prior year quarter is primarily attributable to nonrecurring expenses associated with the repurchase of 1,250,100 shares (not adjusted for three-for-two stock split) of the Corporation's common stock ($2.3 million) and to net increases in general operating expenses from acquisitions growth. Nonrecurring expenses recorded during the current fiscal year quarter totaled $2.3 million and related to the repurchase of 1,250,100 shares (not adjusted for three-for-two stock split) of the Corporation's common stock. Partially offsetting the effect of the expenses totaling $2.3 million were nonrecurring expenses related to the Railroad merger and the 1995 proxy contest totaling $1.4 million recorded during three months ended September 30, 1995. Net increases in general and administrative expenses directly resulting from acquisitions totaled $543,000 comparing the three months ended September 30, 1996, to the respective prior year period. Such increases in general and administrative expenses result from increased personnel wages and benefits, costs of operating additional branches and higher regulatory insurance costs from the deposits acquired. Other expenses were also incurred on an indirect basis attributable to these acquisitions.

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

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 5.  Other Information
         -----------------

         Effective October 1, 1996, the Corporation consummated the acquisition of Heritage Financial, Ltd. See Note H for information on this acquisition, including the terms, consideration and accounting treatment.

         On November 18, 1996, the Board of Directors of the Corporation authorized a three-for-two stock split to be effected in the form of a 50 percent stock dividend. Par value will remain at $.01 per share. Fractional shares will paid in cash. The Board also declared a quarterly cash dividend of $.07 per common share which represents an increase of five percent from last quarter when the Corporation paid $.0667 per common share after adjusting for the three-for-two-split. The stock and cash dividend, payable to stockholders of record as of December 31, 1996, will be paid on January 14, 1997.

         See Note B for the pro forma effect on earnings (loss) and dividends declared per common share for the three months ended September 30, 1996 and 1996.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a).  Exhibits:

               Exhibit 11.  Computation of Earnings Per Share
               Exhibit 27.  Financial Data Schedules.

         (b).  Reports on Form 8-K

         The Corporation filed a Current Report on Form 8-K dated August 21, 1996, reporting the Corporation's repurchase of 1,250,100 shares
         (not adjusted for the three-for-two stock split) of its common stock from CAI Corporation and the resignation of two directors of the Corporation's Board of Directors who also serve as executive officers of CAI Corporation. See Note C for additional information.

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



Date:    November 22, 1996                /s/ James A. Laphen
         -----------------                -------------------
                                          James A. Laphen, President, Chief
                                          Operating Officer and Chief
                                          Financial Officer (Duly Authorized
                                          and Principal Financial Officer)


Date:    November 22, 1996                /s/ Gary L. Matter
         -----------------                ------------------
                                          Gary L. Matter, Senior Vice President,
                                          Controller and Secretary
                                          (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


                                                        Page No.
                                                        --------

Exhibit 11.  Computation of Earnings Per Share              23

Exhibit 27.  Financial Data Schedules (EDGAR only)          --