Form 10-Q
period 1996-12-31
COMMERCIAL FEDERAL CORP
filed 1997-02-14
CIK 744778

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the Quarterly period ended December 31, 1996
                                              -----------------
                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 1-11515
                       -------


                        Commercial Federal Corporation
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

     Nebraska                                            47-0658852
---------------------                              ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)

   2120 South 72nd Street, Omaha, Nebraska                   68124
----------------------------------------------          --------------
   (Address of principal executive offices)                (Zip Code)

                                (402) 554-9200
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

                                Not Applicable
-------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if
                          changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X           NO
    ---------          ---------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                         Outstanding at February 11, 1997
-------------------------------        --------------------------------------
Common Stock, $0.01 Par Value                     21,495,099 Shares

                        COMMERCIAL FEDERAL CORPORATION
                        ------------------------------


                                   FORM 10-Q
                                   ---------


                                     INDEX
                                     -----

------------------------------------------------------------------------------------------------------------------------------------

Part 1.     Financial Information                                                                                        Page Number
            ---------------------                                                                                        -----------


            Item 1.   Financial Statements:

                      Consolidated Statement of Financial Condition as of
                         December 31, 1996 and June 30, 1996......................................................            3

                      Consolidated Statement of Operations for the Three
                         and Six Months Ended December 31, 1996 and 1995..........................................          4-5

                      Consolidated Statement of Cash Flows for the Six
                         Months Ended December 31, 1996 and 1995..................................................          6-7

                      Notes to Consolidated Financial Statements..................................................         8-12

            Item 2.   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations....................................................        13-23


Part II.    Other Information
            -----------------

            Item 4.   Submission of Matters to a Vote of Security Holders.........................................           24

            Item 5.   Other Information...........................................................................           25

            Item 6.   Exhibits and Reports on Form 8-K............................................................           25


Signature Page  ..................................................................................................           26

-----------------------------------------------------------------------------------------------------------------------------------

                        COMMERCIAL FEDERAL CORPORATION
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                         PART I. FINANCIAL INFORMATION
                         -----------------------------
                         Item 1. Financial Statements
                         ----------------------------

------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                      December 31,              June 30,
ASSETS                                                                                         1996                    1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)              (Audited)
Cash (including short-term investments of $3,200 and $2,400)...........................     $     29,470           $     35,827
Investment securities available for sale, at fair value................................           19,424                  9,898
Mortgage-backed securities available for sale, at fair value...........................          256,579                263,206
Loans held for sale....................................................................           99,146                 89,379
Investment securities held to maturity (fair value of $268,961 and $239,141)...........          270,645                243,145
Mortgage-backed securities held to maturity (fair value of $879,214 and $905,034)......          880,586                916,840
Loans receivable, net of allowances of $50,232 and $49,200.............................        4,968,412              4,723,785
Federal Home Loan Bank stock...........................................................           75,101                 79,113
Interest receivable, net of reserves of $376 and $388..................................           42,166                 40,683
Real estate............................................................................           19,337                 16,669
Premises and equipment.................................................................           76,299                 73,555
Prepaid expenses and other assets......................................................           83,315                 74,836
Goodwill and core value of deposits, net of
   accumulated amortization of $78,867 and $73,742.....................................           47,733                 40,734
------------------------------------------------------------------------------------------------------------------------------------

      Total Assets.....................................................................     $  6,868,213           $  6,607,670
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

Liabilities:
   Deposits ...........................................................................     $  4,421,433           $  4,304,576
   Advances from Federal Home Loan Bank................................................        1,197,792              1,350,290
   Securities sold under agreements to repurchase......................................          670,755                380,755
   Other borrowings....................................................................           87,589                 58,546
   Interest payable....................................................................           22,585                 24,298
   Other liabilities...................................................................           73,337                 75,928
------------------------------------------------------------------------------------------------------------------------------------

      Total Liabilities................................................................        6,473,491              6,194,393
------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies..........................................................               --                     --
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued..........               --                     --
   Common stock, $.01 par value; 25,000,000 shares  authorized;
      14,326,973 and 15,089,701 shares issued and outstanding..........................              143                    151
   Common stock dividend distributable; $.01 par value, 7,163,476 shares...............               72                     --
   Additional paid-in capital..........................................................          146,734                175,548
   Retained earnings...................................................................          248,229                240,281
   Unrealized holding loss on securities available for sale, net.......................             (456)                (2,703)
------------------------------------------------------------------------------------------------------------------------------------

      Total Stockholders' Equity.......................................................          394,722                413,277
------------------------------------------------------------------------------------------------------------------------------------

      Total Liabilities and Stockholders' Equity.......................................     $  6,868,213           $   6,607,670
------------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                           Three Months Ended                   Six Months Ended
                                                                          December  31,                        December 31,
                                                                    -------------------------            ------------------------
                                                                      1996             1995               1996              1995
-----------------------------------------------------------------------------------------------------------------------------------
Interest Income:
   Loans receivable............................................... $  102,254       $  94,597        $  200,801       $  188,926
   Mortgage-backed securities.....................................     19,212          21,743            38,427           43,809
   Investment securities..........................................      6,281           6,017            11,305           12,324
-----------------------------------------------------------------------------------------------------------------------------------
      Total interest income.......................................    127,747         122,357           250,533          245,059

Interest Expense:
   Deposits.......................................................     56,284          53,606           111,074          106,749
   Advances from Federal Home Loan Bank...........................     16,876          24,930            36,254           50,997
   Securities sold under agreements to repurchase.................     10,184           3,508            16,547            7,154
   Other borrowings...............................................      2,106           1,688             4,069            3,435
-----------------------------------------------------------------------------------------------------------------------------------
      Total interest expense......................................     85,450          83,732            167,944         168,335
Net Interest Income...............................................     42,297          38,625             82,589          76,724
Provision for Loan Losses.........................................     (2,108)         (1,508)            (3,766)         (3,091)
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses...............     40,189          37,117             78,823          73,633

Other Income (Loss):
   Loan servicing fees............................................      7,444           6,844             14,771          13,311
   Retail fees and charges........................................      3,993           3,024              7,916           5,708
   Real estate operations.........................................        918            (196)             1,134             169
   Gain on sales of loans.........................................         22             318                127             170
   Other operating income.........................................      2,365           1,815              4,397           3,836
-----------------------------------------------------------------------------------------------------------------------------------
      Total other income..........................................     14,742          11,805             28,345          23,194

Other Expense:
   General and administrative expenses:
      Compensation and benefits...................................     11,498          10,891             22,079          22,303
      Occupancy and equipment.....................................      6,171           6,015             12,278          11,573
      Regulatory insurance and assessments........................      2,287           2,595              5,034           5,110
      Advertising ................................................      1,963           1,447              3,613           2,871
      Other operating expenses....................................      6,462           7,580             14,699          14,639
-----------------------------------------------------------------------------------------------------------------------------------
         General and administrative expenses before
             Federal deposit insurance special assessment.........     28,381          28,528             57,703          56,496
      Federal deposit insurance special assessment................         --              --             27,062              --
-----------------------------------------------------------------------------------------------------------------------------------
         Total general and administrative expenses................     28,381          28,528             84,765          56,496
   Amortization of goodwill and core value of deposits............      2,740           2,200              5,125           4,400
-----------------------------------------------------------------------------------------------------------------------------------
      Total other expense.........................................     31,121          30,728             89,890          60,896

Income Before Income Taxes
   and Extraordinary Items........................................     23,810          18,194             17,278          35,931
-----------------------------------------------------------------------------------------------------------------------------------
Provision for Income Taxes........................................      8,320           6,330              5,838          12,823
-----------------------------------------------------------------------------------------------------------------------------------

Income Before Extraordinary Items.................................     15,490          11,864             11,440          23,108
Extraordinary Items - Loss on Early Retirement
   of Debt, Net of Tax Benefit of $316............................       (583)             --               (583)             --
-----------------------------------------------------------------------------------------------------------------------------------
Net Income........................................................ $   14,907       $  11,864          $  10,857       $  23,108
-----------------------------------------------------------------------------------------------------------------------------------

                        COMMERCIAL FEDERAL CORPORATION
               CONSOLIDATED STATEMENT OF OPERATIONS (Contunued)
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                           Three Months Ended                   Six Months Ended
                                                                          December  31,                        December 31,
                                                                    --------------------------        --------------------------
                                                                      1996               1995             1996              1995
-----------------------------------------------------------------------------------------------------------------------------------
Per Common Share:
   Income Before Extraordinary Items (1).......................... $      .71       $     .54        $      .52       $     1.06
   Extraordinary Items, Net of Tax Benefit (1)....................       (.03)             --              (.03)              --
                                                                   ----------       ----------       ----------        ---------
   Net Income (1)................................................. $      .68       $      .54       $      .49       $     1.06
                                                                   ==========       ==========       ==========       ==========

   Dividends Declared (1)......................................... $      .07       $     .133       $     .137       $     .133
                                                                   ==========       ==========       ==========       ==========

-------------------------------------------------------------------------------

 (1) All per share data restated to reflect the three-for-two stock split effective January 14, 1997.

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
 (Dollars in Thousands)                                                                                  Six Months Ended
                                                                                                            December, 31
                                                                                             --------------------------------------
                                                                                                     1996                 1995
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................      $   10,857            $   23,108
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:

      Extraordinary items, net of tax benefit.............................................             583                    --
      Amortization of goodwill and core value of deposits.................................           5,125                 4,400
      Provision for loss on loans and real estate.........................................           4,141                 2,623
      Depreciation and amortization.......................................................           3,954                 3,216
      Accretion of deferred discounts and fees, net.......................................          (2,416)               (2,552)
      Amortization of mortgage servicing rights...........................................           3,903                 4,158
      Amortization of deferred compensation on restricted
           stock and premiums on other borrowings.........................................             546                   666
      Gain on sales of real estate, loans and loan servicing rights, net..................          (1,456)                 (971)
      Stock dividends from Federal Home Loan Bank.........................................          (2,367)               (1,507)
      Proceeds from the sale of loans.....................................................         345,650               333,139
      Origination of loans for resale.....................................................        (127,741)             (187,317)
      Purchase of loans for resale........................................................        (228,414)             (146,976)
      (Increase) decrease in interest receivable..........................................            (107)                  340
      Decrease in interest payable and other liabilities..................................          (6,727)               (5,834)
      Other items, net....................................................................         (14,250)               (1,634)
                                                                                              ------------          ------------
           Total adjustments..............................................................         (19,576)                1,751
                                                                                              ------------          ------------
                Net cash (used) provided by operating activities..........................          (8,719)               24,859
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of loans........................................................................        (367,770)             (315,861)
Repayment of loans, net of originations...................................................         206,678               223,109
Principal repayments of mortgage-backed securities available for sale.....................          17,197                 2,415
Principal repayments of mortgage-backed securities held to maturity.......................          66,783                90,962
Proceeds from sale of mortgage-backed securities available for sale.......................          17,447                 2,614
Maturities and repayments of investment securities held to maturity.......................          47,198                56,629
Purchase of investment securities held to maturity........................................         (64,906)              (61,278)
Maturities and repayments of investment securities available for sale.....................           1,000                 1,000
Purchases of mortgage loan servicing rights...............................................          (3,264)               (7,252)
Proceeds from sale of Federal Home Loan Bank stock........................................           9,501                16,085
Purchase of Federal Home Loan Bank stock..................................................          (1,670)               (3,713)
Proceeds from sale of real estate.........................................................           8,374                 7,034
Acquisitions, net of cash received........................................................           7,339                    --
Payments to acquire real estate...........................................................            (555)               (1,229)
Purchases of premises and equipment, net..................................................          (3,746)               (4,911)
Other items, net..........................................................................            (690)                  452
                                                                                                ----------           -----------
               Net cash (used) provided by investing activities...........................        (61,084)                 6,056
-----------------------------------------------------------------------------------------------------------------------------------

                        COMMERCIAL FEDERAL CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
 (Dollars in Thousands)                                                                           Six Months Ended
                                                                                                     December 31,
                                                                                        --------------------------------------
                                                                                               1996                  1995
------------------------------------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in deposits.........................................................      $ (41,311)            $   35,176
  Proceeds from Federal Home Loan Bank advances...........................................         65,000              1,222,500
  Repayment of Federal Home Loan Bank advances............................................       (226,385)            (1,236,228)
  Proceeds from securities sold under agreements to repurchase............................        375,000                     --
  Repayment of securities sold under agreements to repurchase.............................        (85,000)               (12,618)
  Proceeds from issuance of other borrowings..............................................         94,500                     --
  Repayment of other borrowings...........................................................        (67,005)                (5,151)
  Payment of cash dividends on common stock...............................................         (2,895)                (1,429)
  Repurchase of common stock..............................................................        (49,324)                    --
  Issuance of common stock................................................................            880                  1,006
  Other items, net........................................................................            (14)                    62
                                                                                                ----------            ----------
         Net cash provided by financing activities........................................      $   63,446            $    3,318
-----------------------------------------------------------------------------------------------------------------------------------

  CASH AND CASH EQUIVALENTS:
  (Decrease) increase in net cash position................................................          (6,357)               34,233
  Balance, beginning of year..............................................................          35,827                35,145
                                                                                                ----------          ------------
  Balance, end of period..................................................................      $   29,470          $     69,378
                                                                                                ==========          ============

-----------------------------------------------------------------------------------------------------------------------------------

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
         Interest expense.................................................................      $  169,863          $    171,237
         Income taxes, net................................................................           1,930                 8,036
  Non-cash investing and financing activities:
         Securities transferred from held to maturity to
              available for sale, net.....................................................              --               410,930
         Loans exchanged for mortgage-backed securities...................................          26,991                42,756
         Loans transferred to real estate.................................................           8,674                 6,049
         Loans to facilitate the sale of real estate......................................             107                    51
-----------------------------------------------------------------------------------------------------------------------------------

  See accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              AS OF AND FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
                                  (Unaudited)
--------------------------------------------------------------------------------

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

The accompanying interim consolidated financial statements have not been audited by independent auditors. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present the financial statements have been included. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's June 30, 1996, Annual Report to Stockholders. The results of operations for the three and six month periods ended December 31, 1996, are not necessarily indicative of the results which may be expected for the entire fiscal year 1997. Certain amounts in the prior fiscal year periods have been reclassified for comparative purposes.


B.   THREE-FOR-TWO STOCK SPLIT:
     -------------------------

On November 18, 1996, the Board of Directors of the Corporation declared a three-for-two stock split to be effected in the form of a 50 percent stock dividend to stockholders of record on December 31, 1996. Par value remained at $.01 per share. The stock dividend, paid on January 14, 1997, totaled 7,163,476 shares of common stock and is shown on the line captioned "common stock dividend distributable" in the stockholders' equity section of the Consolidated Statement of Financial Condition at December 31, 1996. Also on January 14, 1997, fractional shares resulting from the stock split were paid in cash totaling $17,792 based on the closing price on the record date. All references to the number of shares, per share amounts and stock prices for all periods presented have been adjusted on a retroactive basis to reflect the effect of the stock split.


C.   REFINANCING OF CORPORATE DEBT:
     -----------------------------

On December 2, 1996, the Corporation completed the issuance of $50.0 million of 7.95% fixed-rate subordinated extendible notes due December 1, 2006 (the Notes). Such offering resulted in the Corporation receiving $48.5 million, net of an underwriting discount of $1.5 million. With the proceeds from the issuance of the Notes the Corporation redeemed on December 27, 1996, its $40.25 million 10.25% subordinated debt due December 15, 1999, and its $6.9 million 10.0% senior notes due January 31, 1999. Total expenses associated with this offering approximated $1.9 million which are deferred and will be amortized over the life of the Notes resulting in an effective interest rate of 8.52%. Contractual interest on the Notes is set at 7.95% until December 1, 2001. The Corporation will reset the interest rate for the Notes, at its option, effective December 1, 2001, to a rate and for a term of one, two, three or five years determined by the Corporation and will reset the interest rate thereafter, at its option, upon the date of expiration of each such new interest period prior to maturity. Any such new interest rate shall not be less than 105% of the effective interest rate on comparable maturity U.S. Treasury obligations (as defined). Interest is paid monthly commencing January 15, 1997. There is no sinking fund. The Notes may not be redeemed prior to December 1, 2001, and thereafter, the Corporation may elect to redeem the Notes, in whole on December 1, 2001, and on any subsequent interest reset date at par plus accrued interest to the date fixed for redemption. The Notes will be unsecured general obligations of the Corporation and are subordinated to all existing and future senior indebtedness (as defined) of the Corporation. There are no restrictions in the Indenture on the creation of additional senior indebtedness. The Indenture, among other things, limits the ability of the Corporation to pay cash dividends or to make other capital distributions under certain circumstances.

On December 13, 1996, the Corporation refinanced the $28.0 million short-term promissory note due January 31, 1997 (obtained to help finance the repurchase of 1,875,150 shares of common stock on August 21, 1996--see Note F), with a new five-year term note for $28.0 million due December 31, 2001. This note bears a monthly adjustable interest rate which was 7.75% at December 31, 1996, and is priced at 50 basis points below the quoted national base prime rate. This note has a seven year amortization with scheduled principal payments of $1.0 million quarterly and a balloon of $8.0 million due December 31, 2001, and with interest payable quarterly. The note is unsecured but subject to certain covenants. In addition, the Corporation also has a $2.0 million line of credit with the same financial institution. This revolving credit promissory note is due in a single payment on December 31, 1997, with interest rates, interest payments and covenants the same as the $28.0 million term note.

D.   EXTRAORDINARY ITEMS - LOSS ON EARLY RETIREMENT OF DEBT:
     ------------------------------------------------------

In December 1996, the Corporation recognized an extraordinary loss of $583,000 (net of income tax benefit totaling $316,000), or $.03 loss per share, as a result of the early retirement of debt. The extraordinary loss consisted primarily of the write-off of the associated premiums and costs associated with the issuance and redemption of such debt. With the proceeds from the issuance of $50.0 million of 7.95% fixed-rate subordinated extendible notes due December 1, 2006, the Corporation redeemed on December 27, 1996, its $40.25 million 10.25% subordinated debt due December 15, 1999, and its $6.9 million 10.0% senior notes due January 31, 1999. In addition, on December 13, 1996, the Corporation refinanced its $28.0 million short-term promissory note due January 31, 1997, with a new five-year term note for $28.0 million due December 31, 2001. See Note C for additional information regarding these notes.


E.   ACQUISITION OF HERITAGE FINANCIAL, LTD.:
     ---------------------------------------

On October 1, 1996, the Corporation consummated its acquisition of Heritage Financial, Ltd. (Heritage), parent company of Hawkeye Federal Savings Bank (Hawkeye Federal) located in Iowa. Under the terms of the Reorganization and Merger Agreement (the Merger Agreement), the Corporation acquired all of the 180,762 outstanding shares of Heritage's common stock. Each share of Heritage's common stock was exchanged for $18.73 in cash ($3,386,000) and 3.74775 shares of the Corporation's common stock (677,449 shares). Based on the Corporation's closing stock price of $28.667 at October 1, 1996, the total consideration for this acquisition, excluding cash paid for fractional shares, approximated $22,806,000.

At October 1, 1996, before purchase accounting adjustments, Heritage had assets of approximately $182,938,000, deposits of approximately $157,911,000 and stockholders' equity of approximately $10,308,000. Heritage operated six branches located in Iowa. The Heritage acquisition was accounted for as a purchase, with the fair value of the assets and liabilities being determined including an independent core value study and branch appraisals, with completion expected during calendar year 1997. In addition, costs and expenses associated with this acquisition are estimated to approximate $1,125,000. Core value of deposits resulting from this transaction will be amortized on an accelerated basis over a period not to exceed 10 years and goodwill amortized on a straight-line basis over a period not to exceed 20 years. The effect of this acquisition on the Corporation's consolidated financial statements as if this acquisition had occurred at the beginning of the fiscal year would not be material.

F. REPURCHASE OF COMMON STOCK:
   --------------------------

On August 21, 1996, the Corporation consummated the repurchase of 1,875,150 shares of its common stock, $0.01 par value, from CAI Corporation, a Dallas-based investment company, for an aggregate purchase price of approximately $48,910,000, excluding $414,000 in transaction costs. Such purchase price, excluding transaction costs incurred by the Corporation for this repurchase, consisted of cash consideration of approximately $28,227,000 and surrender of a warrant (valued at approximately $20,683,000) which would have enabled the Corporation to purchase 99 shares of non-voting common stock of CAI Corporation. The repurchased shares represented 8.3% of the outstanding shares of the Corporation's common stock prior to the repurchase. The Corporation also reimbursed CAI Corporation for certain expenses totaling $2,200,000 incurred in connection with its ownership of the 1,875,150 shares, including costs and expenses incurred in connection with the 1995 proxy contest, and paid CAI Corporation cash totaling $62,500 in lieu of the pro rata portion of any dividend CAI Corporation otherwise would have received for the quarter ended September 30, 1996. Such nonrecurring expenses paid to CAI Corporation are included in other operating expenses. The cash portion of the repurchase was financed in part by a short-term variable-rate promissory note due January 31, 1997, from a financial institution secured by 1,403,200 shares or 15.6% of the outstanding common stock of the Bank. On December 13, 1996, this note was refinanced on a long-term basis now due December 31, 2001 (see Note C).


G. FEDERAL DEPOSIT INSURANCE SPECIAL ASSESSMENT:
   --------------------------------------------

During the quarter ended September 30, 1996, the Corporation incurred an after-tax charge of $17,300,000 ($27,062,000 pre-tax) as a result of the imposition of a special assessment by the Federal Deposit Insurance Corporation (FDIC) to recapitalize the Savings Association Insurance Fund (SAIF). In order to recapitalize the SAIF, the Deposit Insurance Funds Act of 1996, effective September 30, 1996, authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of .657% based on the amount of their SAIF-assessable deposits as of March 31, 1995. This nonrecurring special assessment totaling $27,062,000 on a pre-tax basis is recorded in the general and administrative expenses section of the Consolidated Statement of Operations under a separate line captioned "Federal deposit insurance special assessment." Such special assessment reduced the Bank's tangible, core and risk-based capital at September 30, 1996, by $17,300,000. The Bank continues to exceed the minimum requirements to be classified as a "well-capitalized" institution under applicable regulations.


H. REPEAL OF THRIFT BAD DEBT RESERVES FOR TAX PURPOSES:
   ----------------------------------------------------

In August 1996, changes in the federal tax law (i) repealed both the percentage of taxable income and experience methods effective July 1, 1996, allowing a bad debt deduction for specific charge-offs only, and (ii) required recapture into taxable income over a six year period of tax bad debt reserves which exceed the base year amount, adjusted for any loan portfolio shrinkage. These changes resulted in the recognition to income tax expense of additional deferred tax liabilities of approximately $103,000 in the first quarter of fiscal year 1997. The remaining unrecognized deferred tax liability totaling approximately $31,690,000 at December 31, 1996, could be recognized in the future, in whole or in part, if (i) there is a change in federal tax law, (ii) the Bank fails to meet certain definitional tests and other conditions in the federal tax law,
(iii) certain distributions are made with respect to the stock of the Bank or
(iv) the bad debt reserves are used for any purpose other than absorbing bad debt losses.

I. COMMITMENTS AND CONTINGENCIES:
   ------------------------------


At December 31, 1996, the Corporation had issued commitments, excluding undisbursed portions of loans in process, totaling approximately $199,309,000 to fund and purchase loans as follows: $70,439,000 of single-family adjustable-rate mortgage loans, $101,174,000 of single-family fixed-rate mortgage loans, $18,379,000 of consumer loan lines of credit and $9,317,000 of commercial real estate loans. These outstanding loan commitments to extend credit in order to originate loans or fund consumer loan lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. Loans sold subject to recourse provisions totaled approximately $35,124,000, which represents the total potential credit risk associated with these particular loans. Such credit risk would, however, be offset by the value of the single-family residential properties which collateralize these loans.

The Corporation is subject to a number of lawsuits and claims for various amounts which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Corporation's financial position or results of operations.

On September 13, 1994, the Corporation and the Bank commenced litigation against the United States in the United States Court of Federal Claims seeking to recover monetary relief for the government's refusal to honor certain contracts which it had entered into with the Bank. The suit alleges that such governmental action constitutes a breach of contract and an unlawful taking of property by the United States without just compensation or due process in violation of the Constitution of the United States.

The litigation status and process of the litigation, as well as that of numerous other actions alleging similar claims with respect to supervisory goodwill and regulatory capital credits, make the value of the claims asserted by the Bank uncertain as to their ultimate outcome, and contingent on a number of factors and future events which are beyond the control of the Bank, both as to substance, timing and the dollar amount of damages which may be awarded to the Bank if it finally prevails in this litigation.


J.   REGULATORY CAPITAL REQUIREMENTS:
     -------------------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following table of tangible, core and total risk-based capital. Prompt Corrective Action provisions contained in the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for Prompt Corrective Action provisions under FDICIA, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios as set forth in the following table. At December 31, 1996, and June 30, 1996, the Bank exceeded the minimum requirements for the well-capitalized category.

     -------------------------------------------

The following presents the Bank's regulatory capital levels and ratios relative to its minimum capital requirements pursuant to the Office of Thrift Supervision
(OTS) and FDICIA.

--------------------------------------------------------------------------------
(Dollars in Thousands)
                                         As of December 31, 1996
                                 ----------------------------------------

                                   Actual Capital      Required Capital
                                 -------------------  -------------------

                                  Amount     Ratio     Amount     Ratio
--------------------------------------------------------------------------------
OTS capital adequacy:
   Tangible capital............  $407,891      5.95%   $102,817      1.50%
   Core capital................   421,684      6.14     206,048      3.00
   Risk-based capital..........   459,628     12.96     283,693      8.00
FDICIA regulations to be
 classified well-capitalized:
   Tier 1 leverage capital.....   421,684      6.14     177,308      5.00
   Tier 1 risk-based capital...   421,684     11.89     212,770      6.00
   Total risk-based capital....   459,628     12.96     354,616     10.00
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
(Dollars in Thousands)
                                           As of June 30, 1996
                                 ----------------------------------------

                                   Actual Capital      Required Capital
                                 -------------------  -------------------

                                  Amount    Ratio        Amount  Ratio
-------------------------------------------------------------------------------
OTS capital adequacy:
   Tangible capital............  $408,708      6.18%   $ 99,137    1.50%
   Core capital................   424,909      6.41     198,760    3.00
   Risk-based capital..........   460,674     13.62     270,629    8.00
FDICIA regulations to be
 classified well-capitalized:
   Tier 1 leverage capital.....   424,909      6.41     331,266    5.00
   Tier 1 risk-based capital...   424,909     12.56     202,971    6.00
   Total risk-based capital....   460,674     13.62     338,286   10.00
-------------------------------------------------------------------------------

As of December 31, 1996, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for Prompt Corrective Action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank's classification.


K.   PROPOSED ACQUISITION - INVESTORS FEDERAL SAVINGS:
     ------------------------------------------------

Effective December 16, 1996, the Corporation entered into a definitive agreement to acquire Investors Federal Savings (Investors) headquartered in Kinsley, Kansas, which upon consummation, would be merged with and into the Bank. Under the terms of the agreement, the Corporation will acquire all 232,465 of the outstanding shares of Investors' common stock for $23.00 in cash for a total consideration of approximately $5,347,000.

As of December 31, 1996, Investors had assets of approximately $32,111,000, deposits of approximately $27,006,000 and stockholders' equity of approximately $4,700,000. Investors operates three branches (Kinsley, Dodge City and Meade) in southwest Kansas. This pending acquisition will be accounted for as a purchase. Expenses and costs associated with this proposed acquisition are
estimated to approximate $350,000.   Core value of deposits resulting from this
proposed transaction will be amortized on an accelerated basis over a period not to exceed 10 years and goodwill, if any, will be amortized on a straight line basis over a period not to exceed 20 years. This pending acquisition, which is subject to regulatory approvals, approval by Investors' stockholders and other conditions, is anticipated to close during the quarter ended June 30, 1997.

                Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                ------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------


The Corporation's principal asset is its investment in the capital stock of the Bank, and because it does not generate any significant revenues independent of the Bank, the Corporation's liquidity is dependent on the extent to which it receives dividends from the Bank. The Bank's ability to pay dividends to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Under capital distribution regulations of the OTS, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed dividend, has total capital that is at least equal to the amount of its fully phased-in capital requirements (a "Tier 1 Association") is permitted to pay dividends during a calendar year in an amount equal to the greater of (i) 75.0% of its net income for the recent four quarters, or (ii) 100.0% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in risk-based capital ratio requirement at the beginning of the calendar year. At December 31, 1996, the Bank qualified as a Tier 1 Association, and would be permitted to pay an aggregate amount approximating $78.6 million in dividends under these regulations. Should the Bank's regulatory capital fall below certain levels, applicable law would require prior approval by the OTS of such proposed dividends and, in some cases, would prohibit the payment of dividends.

On August 21, 1996, the Corporation repurchased 1,875,150 shares of its common stock. Total cash consideration for this transaction, including certain expenses and costs associated with the seller's ownership of such stock, approximated $51.2 million. The sources of cash to consummate this stock repurchase consisted of (i) a short-term variable-rate promissory note totaling $28.0 million due January 31, 1997, (ii) a dividend from the Bank totaling $18.0 million and (iii) cash totaling $5.2 million paid directly by the parent company. Transaction costs incurred by the Corporation for this repurchase totaled approximately $414,000. Concurrent with the repurchase, two directors of the Corporation, who also serve as executive officers of CAI Corporation, resigned from the Corporation's Board of Directors. In addition, CAI Corporation and each of its shareholders agreed to a standstill agreement for a period of 60 months beginning August 21, 1996. CAI Corporation and the Corporation have each agreed to waive and release all claims against the other and the Corporation has agreed to indemnify CAI Corporation and its directors, officers and affiliates against certain derivative claims.

On December 13, 1996, the Corporation refinanced the $28.0 million short-term promissory note due January 31, 1997, with a new five-year term note for $28.0 million due December 31, 2001. This note bears a monthly adjustable interest rate which was 7.75% at December 31, 1996, and is priced at 50 basis points below the quoted national base prime rate. This note has a seven year amortization with scheduled principal payments of $1.0 million quarterly and a balloon of $8.0 million due December 31, 2001, and with interest payable quarterly. The note is unsecured but subject to certain covenants. In addition, the Corporation also has a $2.0 million line of credit with the same financial institution. This revolving credit promissory note is due in a single payment on December 31, 1997, with interest rates, interest payments and covenants the same as the $28.0 million term note.

On December 2, 1996, the Corporation completed the issuance of $50.0 million of 7.95% fixed-rate subordinated extendible notes due December 1, 2006 (the Notes). Such offering resulted in the Corporation receiving $48.5 million, net of an underwriting discount of $1.5 million. With the proceeds from the issuance of the Notes the Corporation redeemed on December 27, 1996, its $40.25 million 10.25% subordinated debt due December 15, 1999, and its $6.9 million 10.0% senior notes due January 31, 1999. Total expenses associated with this offering approximated $1.9 million which are deferred and will be amortized over the life of the Notes resulting in an effective interest rate of 8.52%. Contractual interest on the Notes is set at 7.95% until December 1, 2001. The Corporation will reset the interest rate for the Notes, at its option, effective December 1, 2001, to a rate and for a term of one, two, three or five years determined by the Corporation and will reset the interest rate thereafter, at its option, upon the date of expiration of each such new interest period prior to maturity. Any such new interest rate shall not be less than 105% of the effective interest rate on comparable maturity U.S. Treasury obligations (as defined). Interest is paid monthly commencing January 15, 1997. There is no sinking fund. The Notes may not be redeemed prior to December 1, 2001, and thereafter, the Corporation may elect to redeem the Notes, in whole on December 1, 2001, and on any subsequent interest reset date at par plus accrued interest to the date fixed for redemption. The Notes will be unsecured general obligations of the Corporation and are subordinated to all existing and future senior indebtedness (as defined) of the Corporation. There are no restrictions in the Indenture on the creation of additional senior indebtedness. The Indenture, among other things, limits the ability of the Corporation to pay cash dividends or to make other capital distributions under certain circumstances.

MEMO

------------------------------------------

At December 31, 1996, cash of Commercial Federal Corporation (the parent company) totaled $10.6 million. Due to the parent company's limited independent operations, management believes that the cash balance at December 31, 1996, is currently sufficient to meet operational needs. However, the parent company's ability to make future interest and principal payments on the Notes and on the $28.0 million promissory note due December 31, 2001, is dependent upon its receipt of dividends from the Bank. For the three and six months ended December 31, 1996, dividends totaling $11.667 million and $29.667 million, respectively, were paid by the Bank to the parent company. These dividends from the Bank were paid to cover (i) interest payments totaling $3.658 million on the parent company's subordinated debt, senior notes and promissory note, (ii) common stock cash dividends totaling $4.399 million paid by the parent company, (iii) the October 1, 1996, payment totaling $3.610 million to acquire Heritage Financial, Ltd. and (iv) the first quarter payment totaling $18.0 million to help finance the repurchase of 1,875,150 shares of the Corporation's common stock on August 21, 1996. The Bank will continue to pay dividends to the parent company, pursuant to regulatory restrictions, to cover the cash dividends on common stock that the parent company intends to pay on a quarterly basis and on future principal and interest payments on the parent company's Notes and promissory note due December 31, 2001. A dividend totaling $3.63 million was paid by the Bank to the parent company during the three months ended December 31, 1995. The parent company also receives cash from the exercise of stock options and the sale of stock under its employee benefit plans.

The Corporation's primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the Federal Home Loan Bank (FHLB) of Topeka, (iv) securities sold under agreements to repurchase and (v) cash generated from operations. As reflected in the Consolidated Statement of Cash Flows, net cash flows used by operating activities totaled $8.7 million for the six months ended December 31, 1996, and net cash flows provided by operating activities totaled $24.9 million for the six months ended December 31, 1995. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans.

Net cash flows used by investing activities for the six months ended December 31, 1996, totaled $61.1 million and net cash flows provided by investing activities for the six months ended December 31, 1995, totaled $6.1 million. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities and (ii) the purchase and origination of loans and mortgage-backed securities. The acquisition of Heritage effective October 1, 1996, resulted in cash paid totaling approximately $3.4 million for Heritage's common stock as well as the exchange of 677,449 shares of the Corporation's common stock. This cash payment was paid from the Bank to the parent company as a cash dividend in October 1996. The proposed acquisition of Investors Federal Savings will result in cash paid totaling approximately $5.3 million for its common stock and stock options. This pending acquisition, subject to certain approvals, is anticipated to close during the fourth quarter of fiscal year 1997.

Net cash flows provided by financing activities totaled $63.4 million and $3.3 million, respectively, for the six months ended December 31, 1996 and 1995. Advances from the FHLB have been the primary sources to balance the Corporation's funding needs during each of the periods presented. In addition, during the six months ended December 31, 1996, the Corporation utilized securities sold under agreements to repurchase primarily for liquidity and asset liability management purposes. Also, during the six months ended December 31, 1996, the Corporation borrowed $28.0 million to partially finance the repurchase of 1,875,150 shares of the Corporation's common stock. The $28.0 million note, which was due January 31, 1997, was refinanced on December 13, 1996, and is now due December 31, 2001. In addition, as previously discussed, the Corporation's $40.25 million 10.25% subordinated debt and $6.9 million 10.0% senior notes were paid in full on December 27, 1996, from the proceeds of the Corporation's $50.0 million 7.95% subordinated extendible notes due December 1, 2006.

Legislation signed into law on September 30, 1996, to recapitalize the SAIF fund required SAIF-insured institutions to pay a one-time special assessment of .657% of SAIF-insured deposits held as of March 31, 1995. This nonrecurring special assessment resulted in a one-time after-tax charge to the Corporation of approximately $17.3 million ($27.1 million pre-tax) incurred in the quarter ended September 30, 1996. Such a special assessment will substantially eliminate the deposit insurance premium disparity between BIF-insured and SAIF-insured institutions and is anticipated to fully recapitalize the SAIF. Such results associated with this special assessment will have the effect of significantly reducing the Corporation's deposit insurance premiums to the SAIF, thereby increasing net income in future periods. The FDIC has adopted a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of .27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of .064% to help fund interest payments on certain bonds issued by the Financing Corporation (FICO), an agency of the federal government established to finance takeovers of insolvent thrifts.
During this period, BIF members will be assessed for FICO obligations at the rate of .013%. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments. Based on the Corporation's level of deposits as of September 30, 1996, such a reduction in rates from .23% of insured deposits (adjusted to .18% of insured deposits for the quarter ended December 31, 1996, pursuant to a deposit insurance premium refund received totaling $544,000) to .064% of insured deposits effective January 1, 1997, for SAIF insurance premiums would result in an annual pre-tax increase to operating earnings approximating $7.0 million.

------------------------------------------

The Deposit Insurance Funds Act of 1996 provides that the BIF and the SAIF will be merged into a single deposit insurance fund effective December 31, 1999, but only if there are no insured savings associations on that date. The legislation directs the Department of Treasury to make recommendations to Congress by March 31, 1997, for the establishment of a single charter for banks and thrifts. Management of the Corporation cannot predict accurately at this time what effect this legislation will have on the Corporation.

The Corporation has considered and will continue to consider possible mergers with and acquisitions of other selected financial institutions. During the first six months of fiscal year 1997, the Corporation consummated its acquisition of Heritage Financial, Ltd. and entered into an agreement to acquire Investors Federal Savings, and during fiscal year 1996, consummated the acquisitions of Railroad Financial Corporation and Conservative Savings Corporation (Conservative). Such completed and proposed acquisitions present the Corporation with the opportunity to further expand its retail network in its existing markets, and to increase its earnings potential by increasing its mortgage and consumer loan volumes funded by deposits which generally bear lower rates of interest than alternative sources of funds. The Corporation will continue to grow its five-state franchise through an ongoing program of selective acquisitions of other financial institutions. Acquisition candidates will be selected based on the extent to which the candidate can enhance the Corporation's retail presence in new or existing markets and complement the Corporation's present retail network.

On January 30, 1997, the Corporation filed a shelf registration statement with the Securities and Exchange Commission to issue (i) up to $45.0 million of junior subordinated deferrable interest debentures and (ii) preferred securities of a special-purpose subsidiary which are fully and unconditionally guaranteed by the Corporation. The registration would allow the special-purpose subsidiary to issue up to 1.8 million shares of preferred securities which would qualify as Tier 1 capital of the Corporation for regulatory purposes. Although the Corporation, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, it is possible that in the future it could become subject to such requirements as a result of the acquisition of a bank or change in regulations. On October 21, 1996, the Federal Reserve announced that cumulative preferred securities having the characteristics of the preferred securities could be included as Tier 1 captial for bank holding companies. The special-purpose subsidiary would hold junior subordinated deferrable interest debentures of the Corporation. Interest paid on the junior subordinated deferrable interest debentures would be distributed to the holders of the preferred securities. Under current tax law, distributions to the holders of the preferred securities would be tax deductible and treated as an expense in the Consolidated Statement of Operations. The 1998 Budget to Congress, submitted by the President on February 6, 1997, contains legislation with provisions which could, depending on the timing of issuance and other factors, deny the Corporation the interest deduction on the junior subordinated debentures. These provisions are proposed to be effective generally for instruments issued on or after the date of the first Congressional committee action on the budget bill. If legislation denying the Corporation's interest deduction or otherwise adversely affecting the tax treatment of the transaction is adopted, the Corporation may elect not to issue these securities. The proceeds from the sale of any securities, if issued, would be used primarily to finance future acquisitions.

At December 31, 1996, the Corporation had issued commitments, excluding undisbursed portions of loans in process, totaling approximately $199.3 million to fund and purchase loans as follows: $70.4 million of single-family adjustable-rate mortgage loans, $101.2 million of single-family fixed-rate mortgage loans, $18.4 million of consumer loan lines of credit and $9.3 million of commercial real estate loans. These outstanding loan commitments to extend credit in order to originate loans or fund consumer loan lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described


The maintenance of an appropriate level of liquid resources to meet not only regulatory requirements but also to provide funding necessary to meet the Corporation's current business activities and obligations is an integral element in the management of the Corporation's assets. The Corporation is required by federal regulation to maintain a minimum average daily balance of cash and certain qualifying liquid investments equal to 5.0% of the aggregate of the prior month's daily average savings deposits and short-term borrowings. The Corporation's liquidity ratio was 6.76% at December 31, 1996. Liquidity levels will vary depending upon savings flows, future loan fundings, cash operating needs, collateral requirements and general prevailing economic conditions. The Corporation does not foresee any difficulty in meeting its liquidity requirements.

RESULTS OF OPERATIONS:
---------------------

Net income for the three months ended December 31, 1996, was $14.9 million, or $.68 per share (including an after-tax loss on early retirement of debt totaling $583,000, or $.03 loss per share, classified as an extraordinary item) compared to net income of $11.9 million, or $.54 per share for the three months ended December 31, 1995. The increase in net income for the three months ended December 31, 1996, compared to the three months ended December 31, 1995, is primarily due to net increases of $3.1 million in net interest income after provision for loan losses and $2.9 million in total other income and an improvement of $147,000 in general and administrative expenses. These increases in net income were partially offset by an increase of $2.0 million in the provision for income taxes, the extraordinary loss on early retirement of debt totaling $583,000 and a $540,000 increase in amortization of intangible assets.

Net income for the six months ended December 31, 1996 was $10.9 million, or $.49 per share (including an after-tax loss on early retirement of debt totaling $583,000, or $.03 loss per share, classified as an extraordinary item) compared to net income of $23.1 million for the six months ended December 31, 1995, or $1.06 per share. The decrease in net income for the six months ended December 31, 1996, compared to the six months ended December 31, 1995, is primarily due to the following: the $27.1 million nonrecurring Federal deposit insurance special assessment, an increase of $1.2 million in general and administrative expenses, an increase of $725,000 in amortization expense of intangible assets and the extraordinary loss on early retirement of debt totaling $583,000. These decreases to net income were partially offset by a reduction in the provision for income taxes totaling $7.0 million, an increase of $5.2 million in net interest income after provision for loan losses and an increase of $5.2 million in total other income.


Net Interest Income:
--------------------

Net interest income was $42.3 million for the three months ended December 31, 1996, compared to $38.6 million for the three months ended December 31, 1995, resulting in an increase of $3.7 million, or 9.5%. Net interest income was $82.6 million for the six months ended December 31, 1996, compared to $76.7 million for the six months ended December 31, 1995, resulting in an increase of $5.9 million, or 7.6%. The interest rate spread was 2.44% at December 31, 1996, compared to 2.35% at December 31, 1995, an increase of nine basis points.
During the three months ended December 31, 1996 and 1995, interest rate spreads were 2.45% and 2.26%, respectively, an increase of 19 basis points. Interest rate spreads also increased 19 basis points from 2.24% to 2.43% during the six months ended December 31, 1996, compared to December 31, 1995. The sale of approximately $230.8 million of securities available-for-sale during the last six months of fiscal year 1996 and the utilization of such proceeds to repay maturing FHLB advances, the Corporation's favorable asset liability mix (primarily increased levels of adjustable-rate mortgage loans, consumer loans and multi-family commercial real estate loans), the general reduction in interest rates on interest-bearing liabilities (5.32% and 5.33%, respectively, for the three and six months ended December 31, 1996, compared to 5.52% for both the three and six months ended December 31, 1995) and the acquisitions of Conservative effective February 1, 1996, and Heritage effective October 1, 1996, have improved the interest rate spreads and yields. The future trend in interest rate spreads and net interest income will be dependent upon such factors as the composition and size of the Corporation's interest-earning assets and interest-bearing liabilities, the interest rate risk exposure of the Corporation, and the maturity and repricing activity of interest-sensitive assets and liabilities, as influenced by changes in and levels of both short-term and long-term market interest rates.

--------------------------------


The following table presents certain information concerning yields earned on interest-earning assets and rates paid on interest-bearing liabilities during and at the end of each of the periods presented.


------------------------------------------------------------------------------------------------------------------

                                       For the Three                For the Six
                                       Months Ended                Months Ended                   At
                                        December 31,               December 31,               December 31,
                                   --------------------        -------------------      ----------------------
                                    1996         1995           1996         1995         1996           1995
                                    ----         ----           ----         ----         ----           ----
Weighted average yield on:
   Loans...................         8.16%         8.29%         8.15%        8.29%         8.12%         8.27%
   Mortgage-backed
    securities.............         6.55          6.50          6.57         6.47          6.70          6.64
   Investments.............         6.41          6.12          6.26         6.09          6.21          6.07
                                  ------        ------        ------       ------        ------        ------
     Interest-earning assets...     7.77          7.78          7.76         7.76          7.77          7.79
                                  ------        ------        ------       ------        ------        ------

Weighted average rate paid
 on:
   Savings deposits........         3.06          3.11          3.09         3.12          3.09          2.92
   Other time deposits.....         5.73          6.00          5.74         5.98          5.74          5.97
   Advances from FHLB......         5.67          5.84          5.69         5.86          5.75          5.76
   Securities sold under
    agreements
    to repurchase..........         6.10          7.01          6.22         7.01          6.04          7.04
   Other borrowings........         9.74         10.87         10.17        10.83          8.27         10.95
                                  ------        ------        ------       ------        ------        ------
    Interest-bearing
     liabilities...........         5.32          5.52          5.33         5.52          5.33          5.44
                                  ------        ------        ------       ------        ------        ------

Interest rate spread.......         2.45%         2.26%         2.43%        2.24%         2.44%         2.35%
                                  ======        ======        ======       ======        ======        ======
Net annualized yield on
    interest-earning assets         2.57%         2.46%         2.56%        2.43%         2.60%         2.54%
                                  ======        ======        ======       ======        ======        ======
------------------------------------------------------------------------------------------------------------------

--------------------------------


The following table presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense and average yields and rates during the three and six months ended December 31, 1996. The table below includes nonaccruing loans averaging $41.3 million and $39.5 million, respectively, for the three and six months ended December 31, 1996, as interest-earning assets at a yield of zero percent.

------------------------------------------------------------------------------------------------------------------------------------


                                          Three Months Ended                               Six Months Ended
                                          December 31, 1996                                December 31, 1996
                             ----------------------------------------------   -------------------------------------------
                                                                 Annualized                                    Annualized
                                   Average                         Yield/        Average                         Yield/
(Dollars in Thousands)             Balance        Interest          Rate         Balance        Interest          Rate
----------------------          ------------     ----------     -----------   ------------     ----------     -----------
Interest-earning assets:
    Loans...................      $5,015,730       $102,254          8.16%      $4,927,242     $  200,801          8.15%
    Mortgage-backed
       securities...........       1,173,217         19,212          6.55        1,170,375         38,427          6.57
    Investments.............         388,634          6,281          6.41          358,209         11,305          6.26
                                  ----------     ----------     ---------     ------------     ----------     ---------

      Interest-earning assets.     6,577,581        127,747          7.77        6,455,826        250,533          7.76
                                  ----------     ----------     ---------     ------------     ----------     ---------

Interest-bearing liabilities:
    Savings deposits........       1,179,371          9,105          3.06        1,156,035         18,018          3.09
    Other time deposits.....       3,265,164         47,179          5.73        3,218,600         93,056          5.74
    Advances from FHLB......       1,181,534         16,876          5.67        1,264,830         36,254          5.69
    Securities sold under
       agreements to
       repurchase...........         652,929         10,184          6.10          520,414         16,547          6.22
    Other borrowings........          86,456          2,106          9.74           80,044          4,069         10.17
                                  ----------       --------     ---------       ----------     ----------     ---------

     Interest-bearing
       liabilities..........       6,365,454         85,450          5.32        6,239,923        167,944          5.33
                                  ----------       --------     ---------       ----------     ----------     ---------

Net earnings balance........      $  212,127                                    $  215,903
                                  ==========                                    ==========

Net interest income.........                       $ 42,297                                    $   82,589
                                                   ========                                    ==========

Interest rate spread........                                         2.45%                                         2.43%
                                                                =========                                     =========

Net annualized yield on
    interest-earning assets.                                         2.57%                                         2.56%
                                                                =========                                     =========

------------------------------------------------------------------------------------------------------------------------------------


During the three and six months ended December 31, 1996, the Corporation experienced lower costs on interest-bearing liabilities primarily due to decreases in the interest rates offered on certain types of deposit products and decreases in interest rates on FHLB advances, securities sold under agreements to repurchase and other borrowings. The net earnings balance (the difference between average interest-bearing liabilities and average interest-earning assets) decreased by $63.2 million and $56.5 million, respectively, for the three and six months ended December 31, 1996, compared to the three and six months ended December 31, 1995, primarily due to cash outlays totaling (i) approximately $51.7 million for federal and state tax liabilities principally paid in June 1996 associated with taxable income recognized from the final disposition of a subsidiary's interest in a nuclear generating facility in February 1996, and (ii) approximately $51.2 million for the Corporation's repurchase of its common stock during the first quarter of this fiscal year.
The effects of these decreases were partially offset by improvements from the acquisitions of Conservative (which was partially paid for through the issuance of common stock) and Heritage.

--------------------------------


The following table presents the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities, respectively, and the amount of change in each attributable to:
(i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The net change attributable to change in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table demonstrates the effect of the increased volume of interest-earning assets and interest-bearing liabilities, the decreasing interest rates and the improvement in interest rate spreads previously discussed.

------------------------------------------------------------------------------------------------------------------------------------


                                                  Three Months Ended                         Six Months Ended
                                              December 31, 1996 Compared                 December 31, 1996 Compared
                                                 to December 31, 1995                       to December 31, 1995
                                       ----------------------------------------    ----------------------------------------
                                              Increase (Decrease) Due to                 Increase (Decrease) Due to
                                       ----------------------------------------    ----------------------------------------
(In Thousands)                            Volume         Rate           Net          Volume          Rate           Net
--------------                         -----------    ----------     ----------    ----------     ----------     ----------
Interest Income:
  Loans..............................  $    9,210     $  (1,553)     $   7,657     $   15,069     $  (3,194)     $  11,875
  Mortgage-backed securities.........      (2,687)          156         (2,531)        (6,050)          668         (5,382)
  Investments........................         (27)          291            264         (1,349)          330         (1,019)
                                       ----------     ---------      ---------     ----------     ---------      ---------

   Interest income...................       6,496        (1,106)         5,390          7,670        (2,196)         5,474
                                       ----------     ---------      ---------     ----------     ---------      ---------

Interest expense:
  Savings deposits...................         779          (133)           646          1,436          (128)         1,308
  Other time deposits................       4,084        (2,052)         2,032          6,775        (3,758)         3,017
  Advances from FHLB.................      (7,339)         (715)        (8,054)       (13,298)       (1,445)       (14,743)
  Securities sold under agreements
   to repurchase.....................       7,187          (511)         6,676         10,280          (887)         9,393
  Other borrowings...................         606          (188)           418            854          (220)           634
                                       ----------     ---------      ---------     ----------     ---------      ---------

   Interest expense..................       5,317        (3,599)         1,718          6,047        (6,438)          (391)
                                       ----------     ---------      ---------     ----------     ---------      ---------

Net effect on net interest income....  $    1,179     $   2,493      $   3,672     $    1,623     $   4,242      $   5,865
                                       ==========     =========      =========     ==========     =========      =========

------------------------------------------------------------------------------------------------------------------------------------


Provision for Loan Losses and Real Estate Operations:
-----------------------------------------------------

The Corporation recorded loan loss provisions totaling $2.1 million and $3.8 million, respectively, for the three and six months ended December 31, 1996, compared to $1.5 million and $3.1 million, respectively, for the three and six months ended December 31, 1995. The loan loss provisions increased over the respective periods due primarily to the addition of general reserves recorded in the second quarter of this fiscal year that were recorded primarily to cover potential future loan losses. The allowance for loan losses is based upon management's continuous evaluation of the collectibility of outstanding loans, which takes into consideration such factors as changes in the composition of the loan portfolio and current economic conditions that may affect the borrower's ability to pay, regular examinations by the Corporation's credit review group of specific problem loans and of the overall portfolio quality and real estate market conditions in the Corporation's lending areas.


The Corporation recorded net income from real estate operations of $918,000 and $1.1 million, respectively, for the three and six months ended December 31, 1996, compared to a net loss of $196,000 for the three months ended December 31, 1995, and net income of $169,000 for the six months ended December 31, 1995. Real estate operations reflect provisions for real estate losses, net real estate operating activity, and gains and losses on dispositions of real estate. The improvements in real estate operations for the three and six months ended December 31, 1996, compared to the respective prior year periods are primarily due to the recognized gain on sale of two commercial properties totaling approximately $1.1 million recorded in the current fiscal year second quarter.

-----------------------------------------------------------------


Nonperforming assets are monitored closely on a regular basis by the Corporation's internal credit review and asset workout groups. Nonperforming assets increased $3.6 million at December 31, 1996, compared to June 30, 1996, resulting from net increases of $3.5 million in nonperforming loans and $2.8 million in real estate partially offset by net decreases of $2.7 in troubled debt restructurings. Nonperforming assets as of the dates indicated are summarized below:

-------------------------------------------------------------------------------
                                   December 31,     June 30,      December 31,
(Dollars in Thousands)                 1996           1996            1995
-------------------------------------------------------------------------------
Nonperforming loans:
  Residential real estate.......    $   38,644     $   34,660     $   34,267
  Commercial real estate........           684          2,357            442
  Consumer......................         2,085            888            461
                                    ----------     ----------     ----------
   Total........................        41,413         37,905         35,170
                                    ----------     ----------     ----------

Real estate:
  Commercial....................         8,818          8,850          8,757
  Residential...................         7,771          4,986          4,217
                                    ----------     ----------     ----------
   Total........................        16,589         13,836         12,974
                                    ----------     ----------     ----------

Troubled debt restructurings:
  Commercial....................        11,288         13,894         13,310
  Residential...................           825            909          1,240
                                    ----------     ----------     ----------
   Total........................        12,113         14,803         14,550
                                    ----------     ----------     ----------

Total nonperforming assets......    $   70,115     $   66,544     $   62,694
                                    ==========     ==========     ==========

Nonperforming loans to total
 loans..........................           .80%           .77%           .75%
Nonperforming assets to total
 assets.........................          1.02%          1.01%           .95%

Allowance for loan losses:
  Other loans (1)...............    $   38,591     $   36,513     $   34,700
  Bulk purchased loans (2)......        11,733         12,765         13,995
                                    ----------     ----------     ----------
   Total........................    $   50,324     $   49,278     $   48,695
                                    ==========     ==========     ==========

Allowance for loan losses to
 total loans....................           .97%           .99%          1.03%
Allowance for loan losses to
 total nonperforming assets..            71.77%         74.05%         77.67%
-------------------------------------------------------------------------------

(1) Includes $92,000, $78,000 and $418,000, at December 31, 1996, June 30, 1996,
    and December 31, 1995, respectively, in general allowance for losses established primarily to cover risks associated with borrowers' delinquencies and defaults on loans held for sale.

(2) Represents the allowance for loan losses for single-family residential whole loans purchased between January 1991 and June 30, 1992 (bulk purchased loans), which had been allocated from the amount of net discounts associated with the Corporation's purchase of these loans to provide for the credit risk associated with such bulk purchased loans. These bulk purchased loans had principal balances of $538.2 million, $574.4 million, and $633.1 million, respectively, at December 31, 1996, June 30, 1996, and December 31, 1995. These allowances are available only to absorb losses associated with respective bulk purchased loans and are not available to absorb losses from other loans.

-----------------------------------------------------------------

The ratio of nonperforming loans to total loans was .80% at December 31, 1996, based on loan balances of $5.189 billion, compared to .77% and .75%, respectively, at June 30, 1996, and December 31, 1995, based on respective loan balances approximating $4.955 billion and $4.717 billion. The ratio of nonperforming assets to total assets was 1.02% at December 31, 1996 (compared to 1.01% and .95% at June 30, 1996, and December 31, 1995, respectively). Ratios for both nonperforming loans to total loans and nonperforming assets to total assets increased slightly compared to June 30, 1996, and December 31, 1995, primarily due to net increases in nonperforming loans and real estate partially offset by net increases in total loans and total assets compared to the respective periods.

Nonperforming loans at December 31, 1996, increased by $3.5 million compared to June 30, 1996, primarily due to net increases in delinquent residential real estate loans totaling $1.7 million, delinquent consumer loans totaling $1.2 million and delinquent residential construction loans totaling $2.3 million. These increases were partially offset by a decrease in delinquent commercial real estate loans totaling $1.7 million. The net increase in real estate of $2.8 million at December 31, 1996, compared to June 30, 1996, is primarily due to the addition of residential and commercial real estate totaling $7.6 million and $1.8 million, respectively, partially offset by the sale of certain residential real estate properties totaling $6.9 million. The net decrease of $2.7 million in troubled debt restructuring at December 31, 1996, compared to June 30, 1996, is primarily attributable to the payoff of three loans.

Loan Servicing Fees:
--------------------

Fees from loans serviced for other institutions totaled $7.4 million and $14.8 million, respectively, for the three and six months ended December 31, 1996, compared to $6.8 million and $13.3 million, respectively, for the three and six months ended December 31, 1995. The increases comparing the respective periods are primarily due to increases in the size of the Corporation's loan servicing portfolio. At December 31, 1996 and 1995, the Corporation's mortgage servicing portfolio approximated $5.894 billion and $5.547 billion, respectively.

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

Retail Fees and Charges:
------------------------

Retail fees and charges totaled $4.0 million and $7.9 million, respectively, for the three and six months ended December 31, 1996, compared to $3.0 million and $5.7 million, respectively, for the three and six months ended December 31, 1995. The net increases of $1.0 million and $2.2 million, respectively, primarily result from increases in certain checking account fees and related ancillary fees for overdraft and insufficient funds charges and net VISA check card fees from the Corporation's increased retail customer deposit base, both in number of accounts and dollar amount, over the same respective periods.

Gain on Sales of Loans:
-----------------------

The Corporation sold loans to third parties through its mortgage banking operations resulting in net pre-tax gains of $22,000 and $127,000, respectively, on loans sold totaling $160.5 million and $345.5 million, respectively, for the three and six months ended December 31, 1996, compared to net pre-tax gains of $318,000 and $170,000, respectively, on loans sold totaling $143.7 million and $333.0 million, respectively, for the three and six months ended December 31, 1995. Mortgage loans are generally sold in the secondary market with loan
servicing retained and without recourse to the Corporation.   The net gains are
attributable to the relatively stable interest rate environment.

Other Operating Income:
-----------------------

Other operating income totaled $2.4 million and $4.4 million, respectively, for the three and six month periods ended December 31, 1996, compared to $1.8 million and $3.8 million, respectively, for the three and six months ended December 31, 1995. The major components of other operating income are from brokerage, insurance and credit life and disability commissions. Insurance and brokerage commission income increased $271,000 and $270,000, respectively, for the three months ended December 31, 1996, compared to December 31, 1995, and $482,000 and $426,000, respectively, for the six months ended December 31, 1996, compared to December 31, 1995. These year-to-date increases were partially offset by a net gain recorded on the sale of loan servicing rights which totaled $452,000 for the six months ended December 31, 1995, of which all such sales activity was from the former Railroad Savings Bank which have been combined under the pooling of interests accounting treatment.

General and Administrative Expenses:
------------------------------------

General and administrative expenses, excluding the $27.1 million Federal deposit insurance special assessment, totaled $28.4 million and $57.7 million, respectively, for the three and six months ended December 31, 1996, compared to $28.5 million and $56.5 million, respectively, for the three and six months ended December 31, 1995. The net decrease of $147,000 for the three months ended December 31, 1996, compared to the three months ended December 31, 1995, was primarily due to net decreases of $1.1 million in other operating expenses and $308,000 in regulatory insurance and assessments offset by net increases in other compensation and benefits of $607,000, advertising of $516,000 and occupancy and equipment of $156,000.

The net increase of $1.2 million comparing the six months ended December 31, 1996, to the six months ended December 31, 1995, was primarily due to net increases of $742,000 in advertising, $705,000 in occupancy and equipment and $60,000 in other operating expenses partially offset by net decreases of $224,000 in compensation and benefits and $76,000 in regulatory insurance and assessments.

The net decrease of $147,000 for the three months ended December 31, 1996, compared to December 31, 1995, is in part attributable to the nonrecurring expenses recorded last fiscal year associated with the Railroad merger and the 1995 proxy contest totaling $2.8 million. In addition, during the second quarter of this fiscal year a deposit insurance premium refund for $544,000 was received from the SAIF as a rate adjustment from .23% to .18% of insured deposits. Offsetting most of the effect of the nonrecurring expenses and the SAIF refund are general and administrative expenses recorded this current fiscal year quarter from acquisitions ($950,000) as well as net increases in expenses associated with mortgage loan production costs ($594,000), marketing costs for checking accounts and related products and consumer loans ($516,000), regulatory insurance costs from internal growth and acquisitions ($236,000) and operating expenses from the addition of three branches and customer-service software. General and administrative expenses totaling $950,000 resulting from the Corporation's acquisitions of Conservative and Heritage were incurred during the three months ended December 31, 1996. Such increases in general and administrative expenses result from increased personnel wages and benefits and costs of operating additional branches. Other expenses were also incurred on an indirect basis attributable to these acquisitions.

The net $1.2 million increase in general and administrative expenses, excluding the deposit insurance special assessment, for the six months ended December 31, 1996, compared to the six months ended December 31, 1995, is primarily attributable to the nonrecurring expenses associated with the repurchase of 1,875,150 shares of the Corporation's common stock ($2.3 million), from acquisitions growth ($1.5 million) and from net increases in expenses associated with mortgage loan production costs ($1.6 million), increased marketing costs for checking accounts and related products and consumer loans ($742,000), regulatory insurance costs from internal growth and acquisitions ($468,000) and operating expenses from the addition of three branches and customer-related software. Partially offsetting these increases are the nonrecurring expenses incurred during the six months ended December 31, 1995, related to the Railroad merger and the 1995 proxy contest totaling $4.2 million, the SAIF refund of $544,000 and the deferral of consumer loan production costs totaling $1.4 million.

Amortization of Goodwill and Core Value of Deposits:
---------------------------------------------------

Amortization of goodwill and core value of deposits totaled $2.7 million and $5.1 million, respectively, for the three and six months ended December 31, 1996, compared to $2.2 million and $4.4 million, respectively, for the three and six months ended December 31, 1995. The net increases of $540,000 and $725,000, respectively, for the three and six months ended December 31, 1996, compared to the prior fiscal year periods are due to the amortization of core value of deposits and goodwill resulting from the Conservative acquisition consummated February 1, 1996, and the Heritage acquisition consummated October 1, 1996.

Provision for Income Taxes:
---------------------------

For the three and six months ended December 31, 1996, the provision for income taxes totaled $8.3 million and $5.8 million, respectively, compared to $6.3 million and $12.8 million, respectively, for the three and six months ended December 31, 1995. The effective income tax rates for the three and six months ended December 31, 1996, were 34.9% and 33.8%, respectively, compared to 34.8% and 35.7%, respectively, for the three and six months ended December 31, 1995. An income tax benefit was recorded in the first quarter due to nonrecurring charges of $27.1 million and $2.3 million, respectively, associated with the SAIF special assessment and the repurchase of the Corporation's common stock.

The effective tax rates for both periods vary from the federal statutory rate primarily due to the nondeductibility of amortization of goodwill and core value of deposits, and certain merger and acquisition costs, in relation to the level of taxable income for the respective periods.



Extraordinary Items - Loss on Early Retirement of Debt:
------------------------------------------------------

In December 1996, the Corporation recognized an extraordinary loss of $583,000 (net of income tax benefit totaling $316,000), or $.03 loss per share, as a result of the early retirement of debt. The extraordinary loss consisted primarily of the write-off of the associated premiums and costs associated with the issuance and redemption of such debt. Proceeds from the issuance of $50.0 million of 7.95% fixed-rate subordinated extendible notes due December 1, 2006, allowed the Corporation to redeem on December 27, 1996, its $40.25 million 10.25% subordinated debt due December 15, 1999, and its $6.9 million 10.0% senior notes due January 31, 1999. In addition, on December 13, 1996, the Corporation refinanced its $28.0 million short-term promissory note due January 31, 1997, with a new five-year term note for $28.0 million due December 31, 2001. See Note C for additional information regarding these notes.

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a). The Corporation held its Annual Meeting of Stockholders on November 19, 1996 in Omaha, Nebraska. The inspector of election issued his certified final report on November 19, 1996 for the matters voted upon at the Annual Meeting.

         (b). Not applicable.


         (c). The following matters were voted upon at the Annual Meeting: (i) the election of two individuals as directors for a two-year term and the election of three individuals as directors for a three-year term, (ii) the approval of the Commercial Federal Corporation 1996 Stock Option and Incentive Plan as adopted by the Board of Directors of the Corporation and (iii) a stockholder proposal requesting that the Board of Directors of the Corporation promptly pursue a sale or merger of the Corporation and requesting shareholders to express their view that delay in pursuing a sale or merger should adversely affect directors' entitlement to indemnification. The results of voting, not adjusted for the three-for-two stock split effective January 14, 1997, were as follows:

              Proposal 1 -- Election of Directors:
              ------------------------------------

              Nominee                         Votes For (1)      Votes Withheld
              -------                         -------------      --------------
              For terms to expire in 1998:
               Robert D. Taylor.............    10,944,704           131,448
               Aldo J. Tesi.................    10,944,404           131,498
              For terms to expire in 1999:
               Robert F. Krohn..............    10,944,222           131,448
               Charles M. Lillis............    10,944,628           131,478
               Robert S. Milligan...........    10,944,704           131,448

              ---------------------------------------------
              (1) Stockholders are entitled to cumulate their votes in the election of directors. Unless otherwise indicated by the stockholder, a vote for the Board of Directors' nominees gives the proxies named discretionary authority to cumulate all votes to which the stockholder was entitled and to allocate such votes in favor of one or more of the Board's nominees as the proxies determined. The votes reported herein reflect the allocation of votes so as to maximize the number of nominees elected to serve as directors.

              Proposal 2 -- Approval of Stock Option and Incentive Plan:
              ----------------------------------------------------------

              Votes For       Votes Against     Abstentions or Broker Nonvotes
              ---------       -------------     ------------------------------

              7,442,115         3,557,529                 87,085

              ----------------------------------------------------------------
              Proposal 3 -- Stockholder Proposal:
              -----------------------------------

              Votes For       Votes Against     Abstentions or Broker Nonvotes
              ---------       -------------     ------------------------------

               950,228          7,701,876                2,423,828

              ----------------------------------------------------------------
        (d).  Not applicable.

                    ---------------------------------------

Item 5.  Other Information
         -----------------

         Effective December 15, 1996, the Corporation entered into a definitive agreement to acquire Investors Federal Savings which operates three branches in southwest Kansas. See Note K for information on this proposed acquisition.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a).  Exhibits:

               Exhibit 10. Commercial Federal Corporation 1996 Stock Option and Incentive Plan (incorporated by reference to the Corporation's Form S-8 Registration Statement
                            No. 333-20739

               Exhibit 11.  Computation of Earnings Per Share

               Exhibit 27.  Financial Data Schedules (EDGAR)

         (b).  Reports on Form 8-K

         The Corporation filed a Current Report on Form 8-K dated November 18, 1996, announcing the authorization by its Board of Directors of a three-for-two stock split to be effected in the form of a 50 percent stock dividend. The Corporation also reported on this Form 8-K the declaration of a quarterly cash dividend of $.07 per common share representing a 5.0% increase from last quarter after adjusting for the stock split. The stock and cash dividends, payable to shareholders of record as of December 31, 1996, were paid on January 14, 1997. See Note B for additional information.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COMMERCIAL FEDERAL CORPORATION
                                      ------------------------------
                                      (Registrant)



Date:   February 14, 1997             /s/ James A. Laphen
        -----------------             ------------------------------
                                      James A. Laphen, President, Chief
                                      Operating Officer and Chief
                                      Financial Officer (Duly Authorized
                                      and Principal Financial Officer)



Date:   February 14, 1997             /s/ Gary L. Matter
        -----------------             ------------------------------
                                      Gary L. Matter, Senior Vice President,
                                      Controller and Secretary
                                      (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


                                                                Page No.
                                                                --------

Exhibit 10.  Commercial Federal Corporation 1996 Stock Option
             and Incentive Plan (incorporated by reference to
             the Corporation's Form S-8 Registration Statement
             No. 333-20739)                                         --

Exhibit 11.  Computation of Earnings Per Share                     28

Exhibit 27.  Financial Data Schedules (EDGAR only)                 --