Form 10-Q
period 1997-03-31
COMMERCIAL FEDERAL CORP
filed 1997-05-15
CIK 744778

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended MARCH 31, 1997
                                                 --------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 1-11515
                       -------

                        COMMERCIAL FEDERAL CORPORATION
            (Exact name of registrant as specified in its charter)

           NEBRASKA                                  47-0658852
-------------------------------                 ----------------------
(State or other jurisdiction of                  (I. R. S. Employer
 incorporation or organization)                 Identification Number)


2120 SOUTH 72ND STREET, OMAHA, NEBRASKA                    68124
----------------------------------------                 ----------
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

YES   X        NO
    ----          ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                     Outstanding at May 8, 1997
-----------------------------                      --------------------------
Common Stock, $0.01 Par Value                           21,531,951 Shares

                        COMMERCIAL FEDERAL CORPORATION
                        ------------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

-----------------------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION                                                     PAGE NUMBER
          ---------------------                                                     -----------

           Item 1.    Financial Statements:

                      Consolidated Statement of Financial Condition as of
                         March 31, 1997 and June 30, 1996..........................          3

                      Consolidated Statement of Operations for the Three
                         and Nine Months Ended March 31, 1997 and 1996.............        4-5

                      Consolidated Statement of Cash Flows for the Nine
                         Months Ended March 31, 1997 and 1996......................        6-7

                      Notes to Consolidated Financial Statements...................       8-13

            Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations.......................      14-24

PART II.  OTHER INFORMATION
          -----------------

            Item 5.   Other Information............................................         25

            Item 6.   Exhibits and Reports on Form 8-K.............................         25
SIGNATURE PAGE.....................................................................         26
-----------------------------------------------------------------------------------------------

                        COMMERCIAL FEDERAL CORPORATION
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                         PART I. FINANCIAL INFORMATION
                         -----------------------------
                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                               March 31,     June 30,
ASSETS                                                                                  1997         1996
------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)    (Audited)

Cash (including short-term investments of $2,300 and $2,400)                         $   50,874   $   35,827
Investment securities available for sale, at fair value                                  18,883        9,898
Mortgage-backed securities available for sale, at fair value                            192,231      263,206
Loans held for sale                                                                      70,825       89,379
Investment securities held to maturity (fair value of $336,396 and $239,141)            340,545      243,145
Mortgage-backed securities held to maturity (fair value $851,437 and $905,034)          854,170      916,840
Loans receivable, net of allowances of $49,225 and $49,200                            5,042,633    4,723,785
Federal Home Loan Bank stock                                                             64,150       79,113
Interest receivable, net of reserves of $376 and $388                                    39,473       40,683
Real estate                                                                              20,054       16,669
Premises and equipment                                                                   75,834       73,555
Prepaid expenses and other assets                                                        87,162       74,836
Goodwill and core value of deposits, net of
      accumulated amortization of $81,599 and $73,742                                    45,001       40,734
------------------------------------------------------------------------------------------------------------

         Total Assets                                                                $6,901,835   $6,607,670
------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------

Liabilities:
      Deposits                                                                       $4,419,171   $4,304,576
      Advances from Federal Home Loan Bank                                            1,230,505    1,350,290
      Securities sold under agreements to repurchase                                    660,755      380,755
      Other borrowings                                                                   85,802       58,546
      Interest payable                                                                   25,405       24,298
      Other liabilities                                                                  71,556       75,928
------------------------------------------------------------------------------------------------------------

         Total Liabilities                                                            6,493,194    6,194,393
------------------------------------------------------------------------------------------------------------

Commitments and contingencies                                                                --           --
------------------------------------------------------------------------------------------------------------

Stockholders' equity:
      Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued             --           --
      Common stock, $.01 par value; 25,000,000 shares authorized;
         21,523,481 and 22,634,551 shares issued and outstanding                            215          151
      Additional paid-in capital                                                        147,388      175,548
      Retained earnings                                                                 262,898      240,281
      Unrealized holding loss on securities available for sale, net                      (1,860)      (2,703)
------------------------------------------------------------------------------------------------------------

         Total Stockholders' Equity                                                     408,641      413,277
------------------------------------------------------------------------------------------------------------

         Total Liabilities and Stockholders' Equity                                  $6,901,835   $6,607,670
------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


---------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                        Three Months Ended        Nine Months Ended
                                                                         March 31,                March 31,
                                                                    ------------------       ------------------
                                                                      1997       1996        1997        1996
----------------------------------------------------------------------------------------------------------------
Interest Income:
      Loans receivable                                              $102,101   $ 97,035    $302,902      $285,961
      Mortgage-backed securities                                      17,668     19,904      56,095        63,713
      Investment securities                                            5,667      5,960      16,972        18,284
-----------------------------------------------------------------------------------------------------------------
             Total interest income                                   125,436    122,899     375,969       367,958

Interest Expense:
      Deposits                                                        54,636     53,209     165,710       159,958
      Advances from Federal Home Loan Bank                            16,332     22,284      52,586        73,281
      Securities sold under agreements to repurchase                  10,033      3,207      26,580        10,361
      Other borrowings.                                                1,813      1,638       5,882         5,073
-----------------------------------------------------------------------------------------------------------------
             Total interest expense                                   82,814     80,338     250,758       248,673

Net Interest Income                                                   42,622     42,561     125,211       119,285
Provision for Loan Losses                                             (2,355)    (1,508)     (6,121)       (4,599)
-----------------------------------------------------------------------------------------------------------------
Net Interest Income After Provisions for Loan Losses                  40,267     41,053     119,090       114,686

Other Income (Loss):
      Loan servicing fees                                              7,873      7,363      22,644        20,674
      Retail fees and charges                                          3,990      3,376      11,906         9,084
      Real estate operations                                            (156)       222         978           391
      Gain (loss) on sales of loans                                       92       (136)        219            34
      Other operating income                                           2,944      1,920       7,341         5,756
-----------------------------------------------------------------------------------------------------------------
             Total other income                                       14,743     12,745      43,088        35,939

Other Expense:
      General and administrative expenses:
      Compensation and benefits                                       11,412     11,287      33,491        33,590
      Occupancy and equipment                                          6,420      5,946      18,698        17,519
      Regulatory insurance and assessments                               943      2,761       5,977         7,871
      Advertising                                                      2,033      1,594       5,646         4,465
      Other operating expenses                                         6,601      6,776      21,300        21,415
-----------------------------------------------------------------------------------------------------------------
                General and administrative expenses before
                   Federal deposit insurance special assessment       27,409     28,364      85,112        84,860
             Federal deposit insurance special assessment                 --         --      27,062            --
-----------------------------------------------------------------------------------------------------------------
                Total general administrative expenses                 27,409     28,364     112,174        84,860
     Amortization of goodwill and core value of deposits               2,732      2,491       7,857         6,891
-----------------------------------------------------------------------------------------------------------------
             Total other expense                                      30,141     30,855     120,031        91,751

Income Before Income Taxes and Extraordinary Items                    24,869     22,943      42,147        58,874
Provision for Income Taxes                                             8,692      6,589      14,530        19,412
-----------------------------------------------------------------------------------------------------------------

Income Before Extraordinary Items                                     16,177     16,354      27,617        39,462
Extraordinary Items - Loss on Early Retirement
      of Debt, Net of Tax Benefit of $316                                 --         --        (583)           --
-----------------------------------------------------------------------------------------------------------------

Net Income                                                          $ 16,177   $ 16,354    $ 27,034      $ 39,462
-----------------------------------------------------------------------------------------------------------------

                        COMMERCIAL FEDERAL CORPORATION
               CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)




---------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                        Three Months Ended        Nine Months Ended
                                                                         March 31,                March 31,
                                                                    ------------------       ------------------
                                                                      1997       1996        1997        1996
---------------------------------------------------------------------------------------------------------------
 Per Common Share (1):
   Income Before Extraordinary Items                                $   .74      $  .73     $  1.26      $ 1.79
   Extraordinary Items, Net of Tax Benefit                               --          --        (.03)         --
                                                                    -------      ------     -------      ------
   Net Income                                                       $   .74      $  .73     $  1.23      $ 1.79
                                                                    =======      ======     =======      ======

   Dividends Declared                                               $   .07      $ .067     $  .207      $  .20
                                                                    =======      ======     =======      ======
 --------------------------------------------------------------------------------------------------------------

(1) All per share data restated to reflect the three-for-two stock split effective January 14, 1997.

See accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

--------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                         Nine Months Ended
                                                                                   March 31,
                                                                             ---------------------
                                                                                1997        1996
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $  27,034   $  39,462
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
      Extraordinary items, net of tax benefit                                      583          --
      Amortization of goodwill and core value of deposits                        7,857       6,891
      Provision for loss on loans and real estate                                6,493       4,130
      Depreciation and amortization                                              5,879       5,036
      Accretion of deferred discounts and fees, net                             (2,073)     (3,679)
      Amortization of mortgage servicing rights                                  5,771       6,546
      Amortization of deferred compensation on restricted
         stock and premiums on other borrowings                                    735       1,050
      Gains on sales of real estate, loans and loan servicing rights, net       (1,749)       (996)
      Stock dividends from Federal Home Loan Bank                               (3,417)     (2,912)
      Proceeds from the sale of loans                                          501,433     482,310
      Origination of loans for resale                                         (163,877)   (295,364)
      Purchase of loans for resale                                            (320,164)   (214,843)
      Decrease in interest receivable                                            2,586       4,726
      Decrease in interest payable and other liabilities                        (5,688)     (9,570)
      Other items, net                                                         (19,088)     (5,468)
                                                                             ---------   ---------
         Total adjustments                                                      15,281     (22,143)
                                                                             ---------   ---------
            Net cash provided by operating activities                           42,315      17,319
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of loans                                                            (556,930)   (443,450)
Repayment of loans, net of originations                                        312,364     326,086
Principal repayments of mortgage-backed securities held to maturity            100,032     133,150
Principal repayments of mortgage-backed securities available for sale           24,459      10,979
Proceeds from sale of mortgage-backed securities available for sale             72,665     166,472
Maturities and repayments of investment securities held to maturity             88,657      96,108
Purchases of investment securities held to maturity                           (176,197)    (76,266)
Proceeds from sale of investment securities available for sale                      --      51,770
Maturities and repayments of investment securities available for sale            1,500       2,077
Purchases of mortgage loan servicing rights                                     (6,873)    (10,629)
Proceeds from sale of Federal Home Loan Bank stock                              21,502      36,085
Purchases of Federal Home Loan Bank stock                                       (1,670)     (3,713)
Acquisitions, net of cash received                                               7,339     (15,234)
Proceeds from sale of real estate                                               11,774       9,852
Payments to acquire real estate                                                   (867)     (1,603)
Purchases of premises and equipment, net                                        (5,206)     (6,854)
Other items, net                                                                  (903)        452
                                                                             ---------   ---------
            Net cash (used) provided by investing activities                  (108,354)    275,282
--------------------------------------------------------------------------------------------------

                         COMMERCIAL FEDERAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

----------------------------------------------------------------------------------------
(Dollars in Thousands)                                             Nine Months Ended
                                                                       March 31,
                                                                -----------------------
                                                                   1997         1996
---------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in deposits                                 $ (43,573)  $   123,304
Proceeds from Federal Home Loan Bank advances                     562,975     1,169,500
Repayment of Federal Home Loan Bank advances                     (691,660)   (1,515,009)
Proceeds from securities sold under agreements to repurchase      375,000            --
Repayment of securities sold under agreements to repurchase       (95,000)      (47,618)
Proceeds from issuance of other borrowings                         94,500            --
Repayment of other borrowings                                     (68,813)       (6,031)
Payment of cash dividends on common stock                          (4,399)       (2,863)
Repurchase of common stock                                        (49,324)           --
Issuance of common stock                                            1,398         1,560
Other items, net                                                      (18)           69
                                                                ---------   -----------
      Net cash provided (used) by financing activities             81,086      (277,088)
---------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS:
Increase in net cash position                                      15,047        15,513
Balance, beginning of year                                         35,827        35,145
                                                                ---------   -----------
Balance, end of period                                          $  50,874   $    50,658
                                                                =========   ===========
---------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest expense                                          $ 250,059   $   246,678
      Income taxes, net                                             9,254        11,946
Non-cash investing and financing activities:
      Securities transferred from held to maturity to
         available for sale, net                                       --       410,930
      Loans exchanged for mortgage-backed securities               34,292        50,315
      Loans transferred to real estate                             12,327         7,107
      Loans to facilitate the sale of real estate                     107            51
      Common stock issued in connection with the
         acquisition of businesses                                 19,420        25,826
---------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements

                        COMMERCIAL FEDERAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              AS OF AND FOR THE NINE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)


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

The accompanying interim consolidated financial statements have not been audited by independent auditors. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present the financial statements have been included. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's June 30, 1996, Annual Report to Stockholders. The results of operations for the three and nine month periods ended March 31, 1997, are not necessarily indicative of the results which may be expected for the entire fiscal year 1997. Certain amounts in the prior fiscal year periods have been reclassified for comparative purposes.

B.  THREE-FOR-TWO STOCK SPLIT:
    --------------------------

On November 18, 1996, the Board of Directors of the Corporation declared a three-for-two stock split effected in the form of a 50 percent stock dividend to stockholders of record on December 31, 1996. Par value remained at $.01 per share. The stock dividend was paid on January 14, 1997, and totaled 7,163,476 shares of common stock. Also on January 14, 1997, fractional shares resulting from the stock split were paid in cash totaling $17,792 based on the closing price on the record date. All references to the number of shares, per share amounts and stock prices for all periods presented have been adjusted on a retroactive basis to reflect the effect of the stock split.

C.  REFINANCING OF CORPORATE DEBT:
    ------------------------------

On December 2, 1996, the Corporation completed the issuance of $50.0 million of 7.95% fixed-rate subordinated extendible notes due December 1, 2006 (the Notes). Such offering resulted in the Corporation receiving $48.5 million, net of an underwriting discount of $1.5 million. With the proceeds from the issuance of the Notes the Corporation redeemed on December 27, 1996, its $40.25 million 10.25% subordinated debt due December 15, 1999, and its $6.9 million 10.0% senior notes due January 31, 1999. Total expenses associated with this offering approximated $1.9 million which are deferred and will be amortized over the life
of the Notes resulting in an effective interest rate of 8.52%.   Contractual
interest on the Notes is set at 7.95% until December 1, 2001. The Corporation will reset the interest rate for the Notes, at its option, effective December 1, 2001, to a rate and for a term of one, two, three or five years determined by the Corporation and will reset the interest rate thereafter, at is option, upon the date of expiration of each such new interest period prior to maturity. Any such new interest rate shall not be less than 105% of the effective interest rate on comparable maturity U.S. Treasury obligations (as defined). Interest is paid monthly commencing January 15, 1997. There is no sinking fund. The Notes may not be redeemed prior to December 1, 2001, and thereafter, the Corporation may elect to redeem the Notes, in whole on December 1, 2001, and on any subsequent interest reset date at par plus accrued interest to the date fixed for redemption. The Notes will be unsecured general obligations of the Corporation and are subordinated to all existing and future senior indebtedness (as defined) of the Corporation. There are no restrictions in the Indenture on the creation of additional senior indebtedness. The Indenture, among other things, limits the ability of the Corporation to pay cash dividends or to make other capital distributions under certain circumstances.

On December 13, 1996, the Corporation refinanced the $28.0 million short-term promissory note due January 31, 1997, (obtained to assist in the finance of the repurchase of 1,875,150 shares of common stock on August 21, 1996 - See Note F), with a new five-year term note for $28.0 million due December 31, 2001. This term note bears a monthly adjustable interest rate which was 7.75% at March 31, 1997, and is priced at 50 basis points below the quoted national base prime rate. This term note has a seven year amortization with scheduled principal payments of $1.0 million quarterly and a balloon of $8.0 million due December 31, 2001, with interest payable quarterly, and is unsecured but subject to certain covenants. In addition, the Corporation also has a $2.0 million line of credit available with the same financial institution. This revolving credit promissory note is due in a single payment on December 31, 1997, with interest rates, interest payments and covenants the same as the term note. Both the term note and the revolving credit promissory note may be prepaid, in whole or in part, without penalty, provided that proper written notice is given prior to the prepayment. At March 31, 1997, the balance of the term note was $27.0 million, with the interest rate 8.0% as of May 1, 1997 and the revolving credit promissory note had not been drawn on.

D.  EXTRAORDINARY ITEMS - LOSS ON EARLY RETIREMENT OF DEBT:
    -------------------------------------------------------

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

E.  ACQUISITION OF HERITAGE FINANCIAL, LTD.:
    ----------------------------------------

On October 1, 1996, the Corporation consummated its acquisition of Heritage Financial, Ltd. (Heritage), parent company of Hawkeye Federal Savings (Hawkeye Federal) located in Iowa. Under the terms of the Reorganization and Merger Agreement, the Corporation acquired all of the 180,762 outstanding shares of Heritage's common stock. Each share of Heritage's common stock was exchanged for $18.73 in cash ($3,386,000) and 3.74775 shares of the Corporation's common stock (677,449 shares). Based on the Corporation's closing stock price of $28.667 at October 1, 1996, the total consideration for this acquisition, excluding cash paid for fractional shares, approximated $22,806,000.

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

F.  REPURCHASE OF COMMON STOCK:
    ---------------------------

On August 21, 1996, the Corporation consummated the repurchase of 1,875,150 shares of its common stock, $0.01 par value, from CAI Corporation, a Dallas-based investment company, for an aggregate purchase price of approximately $48,910,000, excluding $414,000 in transaction costs. Such purchase price, excluding transaction costs incurred by the Corporation for this repurchase, consisted of cash consideration of approximately $28,227,000 and surrender of a warrant (valued at approximately $20,683,000) which would have enabled the Corporation to purchase 99 shares of non-voting common stock of CAI Corporation. The repurchased shares represented 8.3% of the outstanding shares of the Corporation's common stock prior to the repurchase. The Corporation also reimbursed CAI Corporation for certain expenses totaling $2,200,000 incurred in connection with its ownership of the 1,875,150 shares, including costs and expenses incurred in connection with the 1995 proxy contest, and paid CAI Corporation cash totaling $62,500 in lieu of the pro rata portion of any dividend CAI Corporation otherwise would have received for the quarter ended September 30, 1996. Such nonrecurring expenses paid to CAI Corporation are included in other operating expenses. The cash portion of the repurchase was financed in part by a short-term variable-rate promissory note due January 31, 1997, from a financial institution which was subsequently refinanced on a long-term basis now due December 31, 2001 (See Note C).

G.  FEDERAL DEPOSIT INSURANCE SPECIAL ASSESSMENT:
    ---------------------------------------------

During the quarter ended September 30, 1996, the Corporation incurred an after-tax charge of $17,300,000 ($27,062,000 pre-tax) as a result of the imposition of a special assessment by the Federal Deposit Insurance Corporation (FDIC) to recapitalize the Savings Association Insurance Fund (SAIF). In order to recapitalize the SAIF, the Deposit Insurance Funds Act of 1996, effective September 30, 1996, authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of .657% based on the amount of their SAIF- assessable deposits as of March 31, 1995. This nonrecurring special assessment totaling $27,062,000 on a pre-tax basis is recorded in the general and administrative expenses section of the Consolidated Statement of Operations under a separate line captioned "Federal deposit insurance special assessment." Such special assessment reduced the Bank's tangible, core and risk-based capital at September 30, 1996, by $17,300,000. The Bank continues to exceed the minimum requirements to be classified as a "well-capitalized" institution under applicable regulations.

H.  REPEAL OF THRIFT BAD DEBT RESERVES FOR TAX PURPOSES:
    ----------------------------------------------------

In August 1996, changes in the federal tax law (i) repealed both the percentage of taxable income and experience methods effective July 1, 1996, allowing a bad debt deduction for specific charge-offs only, and (ii) required recapture into taxable income over a six year period of tax bad debt reserves which exceed the base year amount, adjusted for any loan portfolio shrinkage. These changes resulted in the recognition to income tax expense of additional deferred tax liabilities of approximately $103,000 in the first quarter of fiscal year 1997. The remaining unrecognized deferred tax liability totaling approximately $31,690,000 at March 31, 1997, could be recognized in the future, in whole or in part, if (i) there is a change in federal tax law, (ii) the Bank fails to meet certain definitional tests and other conditions in the federal tax law, (iii) certain distributions are made with respect to the stock of the Bank or (iv) the bad debt reserves are used for any purpose other than absorbing bad debt losses.

I.  COMMITMENTS AND CONTINGENCIES:
    ------------------------------

At March 31, 1997, the Corporation had issued commitments, excluding undisbursed portions of loans in process, totaling approximately $230,241,000 to fund and purchase loans and investment securities as follows: $57,687,000 of single-family adjustable-rate mortgage loans, $98,701,000 of single-family fixed-rate mortgage loans, $19,590,000 of consumer loan lines of credit, $19,263,000 of commercial real estate loans and $35,000,000 million of investment securities. These outstanding loan commitments to extend credit in order to originate loans or fund consumer loan lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn.
Loans sold subject to recourse provisions totaled approximately $33,021,000, which represents the total potential credit risk associated with these particular loans. Such credit risk would, however, be offset by the value of the single-family residential properties which collateralize these loans.

The Corporation is subject to a number of lawsuits and claims for various amounts which arise out of the normal course of business. In the opinion of management, the disposition of claims currently pending will not have a material adverse affect on the Corporation's financial position or results of operation.

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

J.  REGULATORY CAPITAL REQUIREMENTS:
    --------------------------------

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial position and results of operations. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following table of tangible, core and total risk-based capital. Prompt Corrective Action provisions contained in the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for Prompt Correction Action provisions under FDICIA, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risk-based capital ratios as set forth in the following table. At March 31, 1997, and June 30, 1996, the Bank exceeded the minimum requirements for the well-capitalized category.

The following presents the Bank's regulatory capital levels and ratios relative to its minimum capital requirements pursuant to the Office of Thrift Supervision
(OTS) and FDICIA.

---------------------------------------------------------------------------------
(Dollars in Thousands)
                                                    As of March 31, 1997
                                        -----------------------------------------
                                         Actual Capital         Required Capital
                                        ----------------       ------------------
                                        Amount     Ratio       Amount       Ratio
---------------------------------------------------------------------------------
OTS capital adequacy:
          Tangible capital              $422,479     6.14 %    $103,226      1.50 %
          Core capital                   435,068     6.31       206,830      3.00
          Risk-based capital             472,287    13.32       283,722      8.00
FDICIA regulations to be
     classified well-capitalized:
          Tier 1 leverage capital        435,068     6.31       344,716      5.00
          Tier 1 risk-based capital      435,068    12.27       212,792      6.00
          Total risk-based capital       472,287    13.32       354,653     10.00
---------------------------------------------------------------------------------

---------------------------------------------------------------------------------
(Dollars in Thousands)
                                                    As of June 30, 1996
                                        -----------------------------------------
                                         Actual Capital         Required Capital
                                        ----------------       ------------------
                                        Amount     Ratio       Amount      Ratio
---------------------------------------------------------------------------------
OTS capital adequacy:
          Tangible capital              $408,708   6.18 %      $ 99,137      1.50 %
          Core capital                   424,909   6.41         198,760      3.00
          Risk-based capital             460,674  13.62         270,629      8.00
FDICIA regulations to be
     classified well-capitalized:
          Tier 1 leverage capital        424,909   6.41         331,266      5.00
          Tier 1 risk-based capital      424,909  12.56         202,971      6.00
          Total risk-based capital       460,674  13.62         338,286     10.00
 --------------------------------------------------------------------------------

As of March 31, 1997, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for Prompt Corrective Action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank's classification.

K.  CURRENT ACCOUNTING PRONOUNCEMENTS:
    ----------------------------------

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES:

In June 1996, Statement of Financial Accounting Standards No. 125, entitled "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125) was issued. This statement, among other things, applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, de-recognizes assets when control has been surrendered, and de-recognizes liabilities when extinguished. SFAS No. 125 provides consistent standards of distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, is to be applied prospectively, and earlier or retroactive application is not permitted. However, in December 1996, the Financial Accounting Standards Board reconsidered certain provisions of SFAS No. 125 and issued Statement of Financial Accounting Standards No. 127, entitled "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125" (SFAS No. 127), which defers until after December 31, 1997, the effective date of implementation for transactions related to repurchase agreements, dollar roll repurchase agreements, securities lending and similar transactions. All provisions of SFAS No. 125 should continue to be applied prospectively, and earlier or retroactive application is not permitted. Management of the Corporation does not believe that the adoption of these statements will have a material effect on the Corporation's financial position, liquidity or results of operations.

EARNINGS PER SHARE:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, entitled "Earnings Per Share" (SFAS No.
128). This statement establishes standards for computing and presenting earnings per share (EPS), simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. SFAS No. 128 supersedes APB Opinion No. 15 and AICPA Accounting Interpretations 1-102 of APB Opinion No. 15 and supersedes or amends other accounting pronouncements related to computations
of EPS.   The statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation with equal prominence of basic and diluted EPS for income from continuing operations and for net income on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The provisions of SFAS No. 128 are effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. However, an entity is permitted to disclose pro forma EPS amounts computed using this statement in the notes to the financial statements in periods prior to required adoption. After the effective date, all prior-period EPS data presented shall be restated (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of SFAS No. 128. The effect of this accounting change, unaudited and on a pro forma basis, on reported EPS for the three and nine months ended March 31, 1997 and 1996 is as follows:

------------------------------------------------------------------------------------

                                       Three Months Ended          Nine Months Ended
                                           March 31,                   March 31,
                                      -------------------          -----------------
                                         1997       1996           1997        1996
------------------------------------------------------------------------------------

Primary EPS as reported                  $ .74      $ .73          $1.23       $1.79
Pro forma effect of SFAS No. 128           .01        .01            .02         .03
                                         -----      -----          -----       -----
Basic EPS as restated (pro forma)        $ .75      $ .74          $1.25       $1.82
                                         =====      =====          =====       =====

Fully diluted EPS as reported            $ .74      $ .72          $1.23       $1.79
Pro forma effect of SFAS No. 128            --        .01             --          --
                                         -----      -----          -----       -----
Diluted EPS as restated (pro forma)      $ .74      $ .73          $1.23       $1.79
                                         =====      =====          =====       =====
------------------------------------------------------------------------------------

L.   SUBSEQUENT EVENT - ACQUISITION OF INVESTORS FEDERAL SAVINGS:
     ------------------------------------------------------------

On May 1, 1997, the Corporation consummated its acquisition of Investors Federal Savings (Investors) headquartered in Kinsley, Kansas. Under the terms of the agreement, the Corporation acquired all 232,465 of the outstanding shares of Investors' common stock for $23.00 in cash for a total consideration of approximately $5,347,000.

As of March 31, 1997, Investors had assets of approximately $32,098,000, deposits of approximately $27,031,000 and stockholders' equity of approximately $4,769,000. Investors operated three branches (Kinsley, Dodge City, and Meade) in southwest Kansas. As part of the acquisition consolidation process, the Meade branch will be closed on May 24, 1997. This acquisition will be accounted for as a purchase. Expenses and costs associated with this proposed acquisition are estimated to approximate $350,000. Unidentifiable intangible assets resulting from this acquisition will be amortized on a straight line basis over a period not to exceed 20 years. The effect of this acquisition on the Corporation's consolidated financial statements as if this acquisition had occurred at the beginning of the fiscal year would not be material.

M.   SUBSEQUENT EVENT - TRUST PREFERRED SECURITIES OFFERING:
     -------------------------------------------------------

Effective May 14, 1997 the Corporation, through CFC Preferred Trust (Issuer), a special-purpose Delaware trust subsidiary of the Corporation, sold
1,800,000 shares (issue price of $25.00 per share) totaling $45,000,000 of fixed-rate 9.375% cumulative trust preferred securities (Capital Securities) which are fully and unconditionally guaranteed by the Corporation. Also effective May 14, 1997, the Corporation acquired all of the beneficial ownership interest of the Issuer by purchasing common securities of the Issuer (Common Securities) for $1,391,775. The Issuer, on May 14, 1997, invested the total proceeds of $46,391,775 it received in 9.375% junior subordinated deferrable interest debentures (Debentures) issued by the Corporation. Interest paid on the Debentures will be distributed to the holders of the Capital Securities and to the Corporation as holder of Common Securities. As a result, under current tax law, distributions to the holders of the Capital Securities will be tax deductible for the Corporation.

The distribution rate payable on the Capital Securities is cumulative, accrues from and including the date of issuance of the Capital Securities, and is payable quarterly in arrears commencing on September 30, 1997. The Corporation has the right, subject to events of default, at any time, to defer payments of interest on the Debentures by extending the interest payment period thereon for a period not exceeding 20 consecutive quarters with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the Debentures.

The Capital Securities are subject to mandatory redemption upon repayment of the Debentures. The Debentures mature on May 15, 2027, which date may be shortened to a date not earlier than May 15, 2002, if certain conditions (as defined) are met. The Corporation has the right at any time to terminate the Issuer and cause the Debentures to be distributed to holders of Capital Securities in liquidation of the Issuer, all subject to the Corporation having received prior approval of the Federal Reserve to do so if then required under applicable capital guidelines or policies of the Federal Reserve.

Since all of the proceeds of the sale of the Capital Securities were invested by the Issuer in the Debentures, the Corporation paid the underwriting commission totaling $1,417,500. Other expenses associated with the offering are estimated to approximate $275,000. The Corporation intends that the proceeds from the sale of the Debentures will be used for general corporate purposes including, without limitation, possible future acquisitions, funding investments in, or extensions of credit to, the Corporation's subsidiaries, repayment of obligations and redemption of securities. Pending such uses, the proceeds have been invested in short-term investment-grade securities.

For financial reporting purposes, the Issuer will be treated as a subsidiary of the Corporation and, accordingly, the accounts of the Issuer will be included in the consolidated financial statements of the Corporation. The Capital Securities will be presented as a separate line item in the Consolidated Statement of Financial Condition of the Corporation before the Stockholders' Equity section under the separate caption "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures" and appropriate disclosures about the Capital Securities, the guarantee and the Debentures will be included in the notes to the consolidated financial statements. For financial reporting purposes, the Corporation will record distributions payable on the Capital Securities as minority interest expense, net of related tax benefit, in the Consolidated Statement of Operations. The Capital Securities would qualify as Tier 1 capital of the Corporation should the Corporation become subject to the Federal Reserve capital requirements for bank holding companies. As a savings and loan holding company, the Corporation is currently not subject to Federal Reserve capital requirements for bank holding companies.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               ------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

The Corporation's principal asset is its investment in the capital stock of the Bank, and because it does not generate any significant revenues independent of the Bank, the Corporation's liquidity is dependent on the extent to which it receives dividends from the Bank. The Bank's ability to pay dividends to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Under capital distribution regulations of the OTS, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed dividend, has total capital that is at least equal to the amount of its fully phased-in capital requirements (a "Tier I Association") is permitted to pay dividends during a calendar year in an amount equal to the greater of (i) 75.0% of its net income for the recent four quarters, or (ii) 100.0% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in risk-based capital ratio requirement at the beginning of the calendar year. At March 31, 1997, the Bank qualified as a Tier I Association, and would be permitted to pay an aggregate amount approximating $100.2 million in dividends under these regulations. Should the Bank's regulatory capital fall below certain levels, applicable law would require prior approval by the OTS of such proposed dividends and, in some cases, would prohibit the payment of dividends.

On August 21, 1996, the Corporation repurchased 1,875,150 shares of its common stock. Total cash consideration for this transaction, including certain expenses and costs associated with the seller's ownership of such stock, approximated $51.2 million. The sources of cash to consummate this stock repurchase consisted of (i) a short-term variable-rate promissory note totaling $28.0 million due January 31, 1997, (ii) a dividend from the Bank totaling $18.0 million, and (iii) cash totaling $5.2 million paid directly by the parent company. Transaction costs incurred by the Corporation for this repurchase totaled approximately $414,000. Concurrent with the repurchase, two directors of the Corporation, who also serve as executive officers of CAI Corporation, resigned from the Corporation's Board of Directors. In addition, CAI Corporation and each of its shareholders agreed to a standstill agreement for a period of 60 months beginning August 21, 1996. CAI Corporation and the Corporation have each agreed to waive and release all claims against the other and the Corporation has agreed to indemnify CAI Corporation and its directors, officers and affiliates against certain derivative claims.

On December 13, 1996, the Corporation refinanced the $28.0 million short-term promissory note due January 31, 1997, with a new five-year term note for $28.0 million due December 31, 2001. This term note bears a monthly adjustable interest rate which was 7.75% at March 31, 1997, and is priced at 50 basis points below the quoted national base prime rate. This term note has a seven year amortization with scheduled principal payments of $1.0 million quarterly and a balloon of $8.0 million due December 31, 2001, with interest payable quarterly, and is unsecured but subject to certain covenants. In addition, the Corporation also has a $2.0 million line of credit available with the same financial institution. This revolving credit promissory note is due in a single payment on December 31, 1997, with interest rates, interest payments and covenants the same as the term note. Both the term and the revolving credit promissory note may be prepaid, in whole or in part, without penalty, provided that proper written notice is given prior to the prepayment. At March 31, 1997, the outstanding balance of the term note was $27.0 million, the interest rate 8.0% as of May 1, 1997 and the revolving credit promissory note had not been drawn on.

On December 2, 1996, the Corporation completed the issuance of $50.0 million of 7.95% fixed-rate subordinated extendible notes due December 1, 2006 (the Notes). Such offering resulted in the Corporation receiving $48.5 million, net of an underwriting discount of $1.5 million. With the proceeds from the issuance of the Notes the Corporation redeemed on December 27, 1996, its $40.25 million 10.25% subordinated debt due December 15, 1999, and its $6.9 million 10.0% senior notes due January 31, 1999. Total expenses associated with this offering approximated $1.9 million which are deferred and will be amortized over the life of the Notes resulting in an effective interest rate of 8.52%. Contractual interest on the Notes is set at 7.95% until December 1, 2001. The Corporation will reset the interest rate for the notes, at its option, effective December 1, 2001, to a rate and for a term of one, two, three or five years determined by the Corporation and will reset the interest rate thereafter, at its option, upon the date of expiration of each new interest period prior to maturity. Any such new interest rate shall not be less than 105% of the effective interest rate on comparable maturity U.S. Treasury obligations (as defined). Interest is paid monthly commencing January 15, 1997. There is no sinking fund. The Notes may not be redeemed prior to December 1, 2001, and thereafter, the Corporation may elect to redeem the Notes, in whole on December 1, 2001, and on any subsequent interest reset date at par plus accrued interest to the date fixed for redemption. The Notes will be unsecured general obligations of the Corporation and are subordinated to all existing and future senior indebtedness (as defined) of the Corporation. There are no restrictions in the Indenture on the creation of additional senior indebtedness. The Indenture, among other things, limits the ability of the Corporation to pay cash dividends or make other capital distributions under certain circumstances.

-------------------------------------------

Effective May 14, 1997 the Corporation, through CFC Preferred Trust (Issuer), a special-purpose Delaware trust subsidiary of the Corporation, sold 1,800,000 shares (issue price of $25.00 per share) totaling $45,000,000 of fixed-rate 9.375% cumulative trust preferred securities (Capital Securities) which are fully and unconditionally guaranteed by the Corporation. Also effective May 14, 1997, the Corporation acquired all of the beneficial ownership interest of the Issuer by purchasing common securities of the Issuer (Common Securities) for $1,391,775. The Issuer, on May 14, 1997, invested the total proceeds of $46,391,775 it received in 9.375% junior subordinated deferrable interest debentures (Debentures) issued by the Corporation. Interest paid on the Debentures will be distributed to the holders of the Capital Securities and to the Corporation as holder of the Common Securities. As a result, under current tax law, distributions to the holders of the Capital Securities will be tax deductible for the Corporation. The distribution rate payable on the Capital Securities is cumulative, accrues from and including the date of issuance of the Capital Securities, and is payable quarterly in arrears commencing on September 30, 1997. The Corporation has the right, subject to events of default, at any time, to defer payments of interest on the Debentures by extending the interest payment period thereon for a period not exceeding 20 consecutive quarters with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the Debentures. The Capital Securities are subject to mandatory redemption upon repayment of the Debentures. The Debentures mature on May 15, 2027, which date may be shortened to a date not earlier than May 15, 2002, if certain conditions (as defined) are met. The Corporation has the right at any time to terminate the Issuer and cause the Debentures to be distributed to holders of Capital Securities in liquidation of the Issuer, all subject to the Corporation having received prior approval of the Federal Reserve to do so if then required under applicable capital guidelines or policies of the Federal Reserve. Since all of the proceeds of the sale of the Capital Securities were invested by the Issuer in the Debentures, the Corporation paid the underwriting commission totaling $1,417,500. Other expenses associated with the offering are estimated to approximate $275,000. The Corporation intends that the proceeds from the sale of the Debentures will be used for general corporate purposes including, without limitation, possible future acquisitions, funding investments in, or extensions of credit to, the Corporation's subsidiaries, repayment of obligations and redemption of securities. Pending such uses, the proceeds have been invested in short-term investment-grade securities.

At March 31, 1997, cash of Commercial Federal Corporation (the parent company) totaled $15.8 million. Due to the parent company's limited independent operations, management believes that the cash balance at March 31, 1997, is currently sufficient to meet operational needs. However, the parent company's ability to make future interest and principal payments on the Notes, on the $27.0 million promissory term note due December 31, 2001, and on the junior subordinated debentures due May 15, 2027, is dependent upon its receipt of dividends from the Bank. For the three and nine months ended March 31, 1997, dividends totaling $5.0 million and $34.667 million, respectively, were paid by the Bank to the parent company. These dividends from the Bank were paid to cover (i) interest payments totaling $6.150 million on the parent company's debt, (ii) a principal payment of $1.0 million on the parent company's promissory term note, (iii) common stock cash dividends totaling $5.907 million paid by the parent company, (iv) the October 1, 1996, payment totaling $3.610 million to acquire Heritage Financial, Ltd. and (v) the first quarter payment totaling $18.0 million to assist in the finance of the repurchase of 1,875,150 shares of the Corporation's common stock on August 21, 1996. The Bank will continue to pay dividends to the parent company, pursuant to regulatory restrictions, to cover the cash dividends on common stock that the parent company intends to pay on a quarterly basis and on future principal and interest payments on the parent company's debt. Dividends totaling $21.9 million were paid by the Bank to the parent company during the nine months ended March 31, 1996. The parent company also receives cash from the exercise of stock options and the sale of stock under its employee benefit plan.

The Corporation's primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the Federal Home Loan Bank (FHLB) of Topeka, (iv) securities sold under agreements to repurchase, and (v) cash generated from operations. As reflected in the Consolidated Statement of Cash Flows, net cash flows provided by operating activities totaled $42.3 million and $17.3 million, respectively, for the nine months ended March 31, 1997 and 1996. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans.

Net cash flows used by investing activities for the nine months ended March 31, 1997, totaled $108.4 million and net cash flows provided by investing activities for the nine months ended March 31, 1996, totaled $275.3 million. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities, and (ii) the purchase and origination of loans, mortgage-backed securities and investment securities. The acquisition of Heritage effective October 1, 1996, resulted in cash paid totaling approximately $3.4 million for Heritage's common stock as well as the exchange of 677,449 shares of the Corporation's common stock. This cash payment was paid from the Bank to the parent company as a cash dividend in October 1996. In addition, the acquisition of Investors effective May 1, 1997, resulted in cash paid totaling approximately $5.3 million for its common stock. (see Note
L).

--------------------------------------------

Net cash flows provided by financing activities totaled $81.1 million for the nine months ended March 31, 1997, and net cash used by financing activities totaled $277.1 million for the nine months ended March 31, 1996. Advances from the FHLB have been the primary sources to balance the Corporation's funding needs during each of the periods presented. In addition, during the nine months ended March 31, 1997, the Corporation utilized securities sold under agreements to repurchase primarily for liquidity and asset liability management purposes. Also, during the nine months ended March 31, 1997, the Corporation borrowed $28.0 million to partially finance the repurchase of 1,875,150 shares of the Corporation's common stock which was refinanced on December 13, 1996, and is now due December 31, 2001. In addition, as previously discussed, the Corporation's $40.25 million 10.25% subordinated debt and $6.9 million 10.0% senior notes were paid in full on December 27, 1996, from the proceeds of the Corporation's $50.0 million 7.95% subordinated extendible notes due December 1, 2006.

Legislation signed into law on September 30, 1996, to recapitalize the SAIF fund required SAIF-insured institutions to pay a one-time special assessment of .657% of SAIF-insured deposits held as of March 31, 1995. This nonrecurring special assessment resulted in a one-time after-tax charge to the Corporation of approximately $17.3 million ($27.1 million pre-tax) incurred in the quarter ended September 30, 1996. Such a special assessment substantially eliminated the deposit insurance premium disparity between BIF-insured and SAIF-insured institutions and is anticipated to fully recapitalize the SAIF. Such results associated with this special assessment will have the effect of significantly reducing the Corporation's deposit insurance premiums to the SAIF, thereby increasing net income in future periods. The FDIC has adopted a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of .27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of .064% to help fund interest payments on certain bonds issued by the Financing Corporation (FICO), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for FICO obligations at the rate of .013%. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments. Based on the Corporation's level of deposits as of September 30, 1996, such a reduction in rates from .23% of insured deposits (adjusted to
 .18% of insured deposits for the quarter ended December 31, 1996, pursuant to a deposit insurance premium refund received totaling $544,000) to .064% of insured deposits effective January 1, 1997, for SAIF insurance premiums will result in an annual pre-tax increase to operating earnings approximating $7.0 million.

The Deposit Insurance Funds Act of 1996 provides that the BIF and the SAIF will be merged into a single deposit insurance fund effective December 31, 1999, but only if there are no insured savings associations on that date. The legislation directed the Department of Treasury to make recommendations to Congress by March 31, 1997, for the establishment of a single charter for banks and thrifts. Management of the Corporation cannot predict accurately at this time what effect this legislation will have on the Corporation.

The Corporation has considered and will continue to consider possible mergers with and acquisitions of other selected financial institutions. During fiscal year 1997 to date, the Corporation consummated its acquisitions of Heritage Financial, Ltd. and Investors Federal Savings (effective May 1, 1997), and during fiscal year 1996, consummated the acquisitions of Railroad Financial Corporation (Railroad) and Conservative Savings Corporation (Conservative).
Such acquisitions present the Corporation with the opportunity to further expand its retail network in its existing markets, and to increase its earnings potential by increasing its mortgage and consumer loan volumes funded by deposits which generally bear lower rates of interest than alternative sources of funds. The Corporation will continue to grow its five-state franchise through an ongoing program of selective acquisitions of other financial institutions. Acquisition candidates will be selected based on the extent to which the candidate can enhance the Corporation's retail presence in new or existing markets and complement the Corporation's present retail network.

At March 31, 1997, the Corporation had issued commitments, excluding undisbursed portions of loans in process, totaling approximately $230.2 million to fund and purchase loans and investment securities as follows: $57.7 million of single-family adjustable-rate mortgage loans, $98.7 million of single-family fixed-rate mortgage loans, $19.6 million of consumer loan lines of credit, $19.2 million of commercial real estate loans and $35.0 million of investment securities. These outstanding loan commitments to extend credit in order to originate loans or fund consumer loan lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described.

The maintenance of an appropriate level of liquid resources to meet not only regulatory requirements but also to provide funding necessary to meet the Corporation's current business activities and obligations is an integral element in the management of the Corporation's assets. The Corporation is required by federal regulation to maintain a minimum average daily balance of cash and certain qualifying liquid investments equal to 5.0% of the aggregate of the prior month's daily average savings deposits and short-term borrowings. The Corporation's liquidity ratio was 5.76% at March 31, 1997. Liquidity levels will vary depending upon savings flows, future loan fundings, cash operating needs, collateral requirements and general prevailing economic conditions. The Corporation does not foresee any difficulty in meeting its liquidity requirements.

RESULTS OF OPERATIONS:
----------------------

Net income for the three months ended March 31, 1997, was $16.2 million, or $.74 per share, compared to net income of $16.4 million, or $.73 per share, for the three months ended March 31, 1996. The decrease in net income for the three months ended March 31, 1997, compared to the three months ended March 31, 1996, is primarily due to net increases of $2.1 million, $847,000 and $241,000, respectively, in the provision for income taxes, provision for loan losses and amortization of intangible assets. These decreases to net income were partially offset by a net increase of $2.0 million in total other income, a net increase of $61,000 in net interest income and a net improvement of $955,000 in general and administrative expenses.

Net income for the nine months ended March 31, 1997, was $27.0 million, or $1.23 per share (including an after-tax loss on early retirement of debt totaling $583,000, or $.03 loss per share, classified as an extraordinary item), compared to net income of $39.5 million, or $1.79 per share, for the nine months ended March 31, 1996. The decrease in net income for the nine months ended March 31, 1997, compared to the nine months ended March 31, 1996, is primarily due to the following: the $27.1 million nonrecurring Federal deposit insurance special assessment, an increase of $1.5 million in the provision for loan losses, an increase of $966,000 in amortization expense of intangible assets, the extraordinary loss on early retirement of debt totaling $583,000 and an increase of $252,000 in general and administrative expenses. These decreases to net income were partially offset by an increase of $7.1 million in total other income, a net increase of $5.9 million in net interest income and a reduction in the provision for income taxes totaling $4.9 million.

Net Interest Income:
--------------------

Net interest income was $42.6 million for both the three months ended March 31, 1997, and the three months ended March 31, 1996. Net interest income was $125.2 million for the nine months ended March 31, 1997, compared to $119.3 million for the nine months ended March 31, 1996, resulting in an increase of $5.9 million, or 5.0%. The interest rate spread was 2.46% at March 31, 1997, compared to 2.52% at March 31, 1996, a decrease of six basis points. During the three months ended March 31, 1997 and 1996, interest rate spreads were 2.38% and 2.45%, respectively, a decrease of seven basis points. The interest rate spreads were lower for the current fiscal year quarter compared to the prior fiscal year period primarily due to a decrease of 25 basis points in the total yield on loans partially offset by an improvement of four basis points in rates on total interest-bearing liabilities. Interest rate spreads increased ten basis points from 2.31% to 2.41% during the nine months ended March 31, 1997, compared to March 31, 1996. The sale of approximately $230.8 million of securities available-for-sale during the last six months of fiscal year 1996 and the utilization of such proceeds to repay maturing FHLB advances, the Corporation's favorable asset liability mix (primarily increased levels of adjustable-rate mortgage loans, consumer loans and multi-family commercial real estate loans), the general reduction in interest rates on interest-bearing liabilities ( 5.32% for the nine months ended March 31, 1997, compared to 5.46% for the nine months ended March 31, 1996) and the acquisitions of Conservative effective February 1, 1996, and Heritage effective October 1, 1996, have improved the interest rate spreads and yields for the current fiscal year period compared to the prior fiscal year period. The future trend in interest rate spreads and net interest income will be dependent upon such factors as the composition and size of the Corporation's interest-earning assets and interest-bearing liabilities, the interest rate risk exposure of the Corporation, and the maturity and repricing activity of interest-sensitive assets and liabilities, as influenced by changes in and levels of both short-term and long-term market interest rates.

--------------------------------


The following table presents certain information concerning yields earned on interest-earning assets and rates paid on interest-bearing liabilities during and at the end of each of the periods presented.



                                        For the Three     For the Nine
                                        Months Ended      Months Ended         At
                                          March 31,         March 31,        March 31,
                                       --------------     ------------     ------------
                                        1997     1996     1997    1996     1997    1996
                                        ----     ----     ----    ----     ----    ----
Weighted average yield on:
   Loans                                8.06%    8.31%    8.13%   8.30%    8.10%   8.23%
   Mortgage-backed securities           6.44     6.43     6.53    6.45     6.69    6.73
   Investments                          6.26     6.09     6.30    6.09     6.56    6.00
                                        ----     ----     ----    ----     ----    ----
      Interest-earning assets           7.69     7.80     7.73    7.77     7.78    7.82
                                        ----     ----     ----    ----     ----    ----
Weighted average rate paid on:
   Savings deposits                     3.12     2.89     3.10    2.73     3.20    2.85
   Other time deposits                  5.72     5.87     5.73    6.19     5.71    5.83
   Advances from FHLB                   5.80     5.70     5.72    5.81     5.85    5.67
   Securities sold under agreements
      to repurchase                     6.03     7.09     6.15    7.03     6.02    7.09
   Other borrowings                     8.29    10.94     9.51   10.86     8.28   11.00
                                        ----     ----     ----    ----     ----    ----
      Interest-bearing liabilities      5.31     5.35     5.32    5.46     5.32    5.30
                                        ----     ----     ----    ----     ----    ----

Interest rate spread                    2.38%    2.45%    2.41%   2.31%    2.46%   2.52%
                                        ====     ====     ====    ====     ====    ====

Net annualized yield on
      interest-earning assets           2.61%    2.70%    2.58%   2.52%      2.61%   2.74%
-------------------------------------------------------------------------------------------

--------------------------------

The following table presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense and average yields and rates during the three and nine months ended March 31, 1997. The table below includes nonaccruing loans averaging $41.2 million and $40.1 million, respectively, for the three and nine months ended March 31, 1997, as interest-earning assets at a yield of zero percent.

                                               Three Months Ended                    Nine Months Ended
                                                 March 31, 1997                        March 31, 1997
                                          -------------------------------    ----------------------------------
                                                               Annualized                            Annualized
                                          Average                Yield/      Average                   Yield/
(Dollars in Thousands)                    Balance    Interest     Rate       Balance     Interest       Rate
----------------------                    -------    --------  ----------    -------     --------    ----------
Interest-earning assets:
      Loans                              $5,073,915  $102,101     8.06%    $4,975,419    $302,902        8.13%
      Mortgage-backed securities          1,096,698    17,668     6.44      1,146,175      56,095        6.53
      Investments                           361,884     5,667     6.26        359,416      16,972        6.30
                                         ----------  --------     ----     ----------    --------        ----
         Interest-earning assets          6,532,497   125,436     7.69      6,481,010     375,969        7.73
                                         ----------  --------     ----     ----------    --------        ----

Interest-bearing liabilities:
      Savings deposits                    1,188,858     9,144     3.12      1,166,816      27,161        3.10
      Other time deposits                 3,228,410    45,492     5.72      3,221,822     138,549        5.73
      Advances from FHLB                  1,141,770    16,332     5.80      1,224,408      52,586        5.72
      Securities sold under
         agreements to repurchase           666,088    10,033     6.03        568,263      26,580        6.15
      Other borrowings                       87,453     1,813     8.29         82,478       5,882        9.51
                                         ----------  --------     ----     ----------    --------        ----

         Interest-bearing liabilities     6,312,579    82,814     5.31      6,263,787     250,758        5.32
                                         ----------  --------     ----     ----------    --------        ----
Net earnings balance                     $  219,918                        $  217,223
                                         ==========                        ==========

Net interest income                                  $ 42,622                            $125,211
                                                     ========                            ========
Interest rate spread                                              2.38%                                  2.41%
                                                                  ====                                   ====
Net annualized yield on
      interest-earnings assets                                    2.61%                                  2.58%
                                                                  ====                                   ====
-------------------------------------------------------------------------------------------------------------------

During the three and nine months ended March 31, 1997, the Corporation experienced lower costs on interest-bearing liabilities primarily due to decreases in the interest rate offered on certain types of deposit products and decreases in interest rates primarily on securities sold under agreements to repurchase and other borrowings. The net earnings balance (the difference between average interest-bearing liabilities and average interest-earning assets) decreased by $62.5 million and $58.5 million, respectively, for the three and nine months ended March 31, 1997, compared to the three and nine months ended March 31, 1996, primarily due to cash outlays totaling (i) approximately $51.7 million for federal and state tax liabilities principally paid in June 1996 associated with taxable income recognized from the final disposition of a subsidiary's interest in a nuclear generating facility in February 1996, and (ii) approximately $51.2 million for the Corporation's repurchase of its common stock during the first quarter of this fiscal year.
The effects of these decreases were partially offset by improvements from the acquisitions of Conservative and Heritage (both of which were partially paid for through the issuance of common stock).

--------------------------------

The following table presents the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities, respectively, and the amount of change in each attributable to: (i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The net change attributable to change in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. The table demonstrates the effect of the increased volume of interest-earning assets and interest-bearing liabilities, the decreasing interest rates and the effect on the interest rate spreads previously discussed.

--------------------------------------------------------------------------------------------------------
                                         Three Months Ended                  Nine Months Ended
                                      March 31, 1997 Compared             March 31, 1997 Compared
                                         to March 31, 1996                   to March 31, 1996
                                     --------------------------        -----------------------------
                                     Increase (Decrease) Due to          Increase (Decrease) Due to
                                     --------------------------        -----------------------------
(In Thousands)                       Volume      Rate       Net         Volume     Rate        Net
--------------                       ------      ----       ---         ------     ----        ---
Interest Income:
      Loans                          $ 8,500    $(3,434)   $ 5,066     $ 23,230   $ (6,289)   $ 16,941
      Mortgage-backed securities      (2,285)        49     (2,236)      (8,324)       706      (7,618)
      Investments                       (463)       170       (293)      (1,824)       512      (1,312)
                                     -------    -------    -------     --------   --------    --------
         Interest income               5,752     (3,215)     2,537       13,082     (5,071)      8,011
                                     -------    -------    -------     --------   --------    --------

Interest expense:
      Savings deposits                   376        615        991         (906)     3,204       2,298
      Other time deposits              1,829     (1,393)       436       14,223    (10,769)      3,454
      Advances from FHLB              (6,341)       389     (5,952)     (19,617)    (1,078)    (20,695)
      Securities sold under
         agreements to repurchase      7,384       (558)     6,826       17,689     (1,470)     16,219
      Other borrowings                   635       (460)       175        1,498       (689)        809
                                     -------    -------    -------     --------   --------    --------

         Interest expense              3,883     (1,407)     2,476       12,887    (10,802)      2,085

Net effect on net interest income    $ 1,869    $(1,808)   $    61     $    195   $  5,731    $  5,926
                                     =======    =======    =======     ========   ========    ========


Provision for Loan Losses and Real Estate Operations:
-----------------------------------------------------

The Corporation recorded loan loss provisions totaling $2.4 million and $6.1 million, respectively, for the three and nine months ended March 31, 1997, compared to $1.5 million and $4.6 million, respectively, for the three and nine months ended March 31, 1996. The loan loss provisions increased over the respective periods due primarily to the addition of general reserves recorded in the second and third quarters of this fiscal year recorded to cover consumer loan losses. The allowance for loan losses is based upon management's continuous evaluation of the collectibility of outstanding loans, which takes into consideration such factors as changes in the composition of the loan portfolio and current economic conditions that may affect the borrower's ability to pay, regular examinations by the Corporation's credit review group of specific problem loans and of the overall portfolio quality and real estate market conditions in the Corporation's lending areas.

The Corporation recorded a net loss from real estate operations of $156,000 for the three months ended March 31, 1997 and net income of $978,000 for the nine months ended March 31, 1997, compared to net income of $222,000 and $391,000, respectively, for the three and nine months ended March 31, 1996. Real estate operations reflect provisions for real estate losses, net real estate operating activity, and gains and losses on dispositions of real estate The decline in real estate operations for the three months ended March 31, 1997 compared to the three months ended March 31, 1996, is primarily due to the net gain on sales of residential real estate properties in the prior fiscal year quarter totaling $510,000 compared to $201,000 in the current fiscal year quarter. The improvement in real estate operations for the nine months ended March 31, 1997, compared to the respective prior fiscal year nine months is primarily due to the recognized gain on sale of two commercial properties totaling approximately $1.1 million recorded in the current fiscal year second quarter.

-----------------------------------------------------------------

Nonperforming assets are monitored closely on a regular basis by the Corporation's internal credit review and asset workout groups. Nonperforming assets increased $3.0 million at March 31, 1997, compared to June 30, 1996, resulting from net increases of $2.2 million in nonperforming loans and $3.5 million in real estate partially offset by a net decrease of $2.7 million in troubled debt restructurings. Nonperforming assets as of the dates indicated are summarized below:

-------------------------------------------------------------------------------------------
                                                           March 31,   June 30,   March 31,
(Dollars in Thousands)                                       1997       1996        1996
-------------------------------------------------------------------------------------------
Nonperforming loans:
      Residential real estate                                $35,951    $34,660     $36,021
      Commercial real estate                                   1,912      2,357       3,116
      Consumer                                                 2,266        888         789
                                                             -------    -------     -------
         Total                                                40,129     37,905      39,926
                                                             -------    -------     -------
Real estate:
      Commercial                                               9,081      8,850       9,029
      Residential                                              8,227      4,986       3,033
                                                             -------    -------     -------
         Total                                                17,308     13,836      12,062
                                                             -------    -------     -------
Troubled debt restructurings:
      Commercial                                              11,226     13,894      14,112
      Residential                                                837        909       1,151
                                                             -------    -------     -------
         Total                                                12,063     14,803      15,263
                                                             -------    -------     -------
Total nonperforming assets                                   $69,500    $66,544     $67,251
                                                             =======    =======     =======
Nonperforming loans to total loans                               .77%       .77%        .81%
Nonperforming assets to total assets                            1.01%      1.01%       1.02%

Allowance for loan losses:
      Other loans (1)                                        $38,017    $36,513     $36,352
      Bulk purchased loans (2)                                11,288     12,765      13,361
                                                             -------    -------     -------
         Total                                               $49,305    $49,278     $49,713
                                                             =======    =======     =======

Allowance for loan losses to total loans                         .94%       .99%       1.01%
Allowance for loan losses to total nonperforming assets        70.94%     74.05%      73.92%

-------------------------------------------------------------------------------------------

(1) Includes $80,000, $78,000, and $409,000, at March 31, 1997, June 30, 1996,
    and March 31, 1996, respectively, in general allowance for losses established primarily to cover risks associated with borrowers' delinquencies and defaults on loans held for sale.

(2) Represents the allowance for loan losses for single-family residential whole loans purchased between January 1991 and June 30, 1992 (bulk purchased loans), which had been allocated from the amount of net discounts associated with the Corporation's purchase of these loans to provide for the credit risk associated with such bulk purchased loans. These bulk purchased loans had principal balances of $516.8 million, $574.4 million, and $604.6 million, respectively, at March 31, 1997, June 30, 1996, and March 31, 1996. These allowances are available only to absorb losses associated with respective bulk purchased loans and are not available to absorb losses from other loans.

-----------------------------------------------------------------

The ratio of nonperforming loans to total loans was .77% at March 31, 1997, based on loan balances of $5.230 billion, compared to .77% and .81%, respectively, at June 30, 1996, and March 31, 1996, based on respective loan balances approximating $4.955 billion and $4.921 billion. The ratio of nonperforming assets to total assets was 1.01% at March 31, 1997 (compared to 1.01% and 1.02% at June 30, 1996 and March 31, 1996, respectively). Ratios for both nonperforming loans to total loans and nonperforming assets to total assets remain unchanged compared to June 30, 1996, and improved compared to March 31, 1996 primarily due to net increases in total loans compared to the respective periods. The ratios for allowance for loan losses to total loans and to total nonperforming assets decreased compared to June 30, 1996, and March 31, 1996, primarily due to net increases in total loans and in total nonperforming assets, respectively.

Nonperforming loans at March 31, 1997, increased by $2.2 million compared to June 30, 1996, primarily due to net increases in delinquent consumer loans totaling $1.4 million and delinquent residential construction loans totaling $1.4 million. These increases were partially offset by net decreases in delinquent commercial real estate loans totaling $445,000 and delinquent residential real estate loans totaling $135,000. The net increase in real estate of $3.5 million at March 31, 1997, compared to June 30, 1996, is primarily due to the addition of residential and commercial real estate totaling $11.2 million and $2.0 million, respectively, partially offset by the disposition of certain residential and commercial real estate properties totaling $8.2 million and $1.7 million, respectively. The net decrease of $2.7 million in troubled debt restructurings at March 31, 1997, compared to June 30, 1996, is primarily attributable to the payoff of three loans.

Loan Servicing Fees:
--------------------

Fees from loans serviced for other institutions totaled $7.9 million and $22.6 million, respectively, for the three and nine months ended March 31, 1997, compared to $7.4 million and $20.7 million, respectively, for the three and nine months ended March 31, 1996. The increases comparing the respective periods are primarily due to increases in the size of the Corporation's loan servicing portfolio. At March 31, 1997, and 1996, the Corporation's mortgage servicing portfolio approximated $6.004 billion and $5.773 billion, respectively.

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

Retail Fees and Charges:
------------------------

Retail fees and charges totaled $4.0 million and $11.9 million, respectively, for the three and nine months ended March 31, 1997, compared to $3.4 million and $9.1 million, respectively, for the three and nine months ended March 31, 1996. The net increases of $614,000 and $2.8 million, respectively, primarily result from increases in certain checking account fees and related ancillary fees for overdraft and insufficient funds charges and net VISA check card fees from the Corporation's increased retail customer deposit base, both in number of accounts and dollar amounts, over the same respective periods.

Gain (Loss) on Sales of Loans:
------------------------------

The Corporation sold loans to third parties through its mortgage banking operations resulting in net pre-tax gains of $92,000 and $219,000, respectively, on loans sold totaling $155.7 million and $501.2 million, respectively, for the three and nine months ended March 31, 1997, compared to net pre-tax losses of $136,000 for the three months ended March 31, 1996, and net pre-tax gains of $34,000 for the nine months ended March 31, 1996, on loans sold totaling $148.4 million and $482.3 million, respectively. Mortgage loans are generally sold in the secondary market with loan servicing retained and without recourse to the Corporation. The net gains are attributable to the relatively stable interest rate environment over the respective periods.

Other Operating Income:
-----------------------

Other operating income totaled $2.9 million and $7.3 million, respectively, for the three and nine month periods ended March 31, 1997, compared to $1.9 million and $5.8 million, respectively, for the three and nine months ended March 31, 1996. The major components of other operating income are from brokerage, insurance and credit life and disability commissions which increased $364,000, $144,000 and $211,000, respectively, for the three months ended March 31, 1997, compared to March 31, 1996, and $790,000, $626,000 and $193,000, respectively, for the nine months ended March 31, 1997, compared to March 31, 1996. The year-to-date increases were partially offset by a net gain recorded on the sale of loan servicing rights which totaled $452,000 for the nine months ended March 31, 1996, of which all such sales activity was from the former Railroad Savings Bank prior to acquisition which have been combined under the pooling of interests accounting treatment.

General and Administrative Expenses:
------------------------------------

General and administrative expenses, excluding the $27.1 million Federal deposit insurance special assessment, totaled $27.4 million and $85.1 million, respectively, for the three and nine months ended March 31, 1997, compared to $28.4 million and $84.9 million, respectively, for the three and nine months ended March 31, 1996. The net decrease of $955,000 for the three months ended March 31, 1997, compared to the three months ended March 31, 1996, was primarily due to net decreases of $1.8 million in regulatory insurance and assessments and $175,000 in other operating expenses partially offset by net increases in advertising of $439,000, occupancy and equipment of $474,000 and compensation and benefits of $125,000.

The net increase of $252,000 comparing the nine months ended March 31, 1997, to the nine months ended March 31, 1996, was primarily due to net increases of $1.2 million in advertising and $1.2 million in occupancy and equipment offset by net decreases of $1.9 million in regulatory insurance and assessments, $115,000 in other operating expenses and $99,000 in compensation and benefits.

The net decrease of $955,000 for the three months ended March 31, 1997, compared to March 31, 1996, is due primarily to decreases in regulatory insurance expense totaling $1.8 million from reduced deposit insurance premiums (from a rate of
 .23% of insured deposits for the third quarter of last fiscal year to .064% of insured deposits beginning January 1, 1997) and nonrecurring expenses associated with the Railroad merger and the 1995 proxy contest recorded last fiscal year quarter totaling $131,000. Partially offsetting the effect of these changes are net increases in general and administrative expenses recorded this current fiscal year quarter from acquisitions totaling $518,000 and net increases in marketing costs for checking accounts and related products and consumer loans totaling $439,000. The net increases in general and administrative expenses totaling $518,000 resulting from the acquisitions of Conservative and Heritage result from increased personnel wages and benefits and costs of operating additional branches. Other expenses were also incurred on an indirect basis attributable to these acquisitions.

The net increase of $252,000 in general and administrative expenses, excluding the deposit insurance special assessment, for the nine months ended March 31, 1997, compared to the nine months ended March 31, 1996, is primarily attributable to the nonrecurring expenses associated with the repurchase of 1,875,150 shares of the Corporation's common stock totaling $2.3 million, net acquisitions growth totaling $2.0 million, net increases in expenses associated with mortgage loan production costs totaling $1.5 million, increased marketing costs for checking accounts and related products and consumer loans totaling $1.2 million, increased data processing costs totaling $682,000 and operating expenses from the addition of three branches and customer-related software. Offsetting these increases are the nonrecurring expenses incurred during the nine months ended March 31, 1996, related to the Railroad merger and the 1995 proxy contest totaling $4.4 million, the deferral of consumer loan production costs totaling $1.7 million and a reduction in regulatory insurance and assessments costs totaling $1.9 million due primarily to the deposit insurance rate reductions of insured deposits.

Amortization of Goodwill and Core Value of Deposits:
----------------------------------------------------

Amortization of goodwill and core value of deposits totaled $2.7 million and $7.9 million, respectively, for the three and nine months ended March 31, 1997, compared to $2.5 million and $6.9 million, respectively, for the three and nine months ended March 31, 1996. The net increases of $241,000 and $966,000, respectively, for the three and nine months ended March 31, 1997, compared to the prior fiscal year periods are due to the amortization of core value of deposits and goodwill resulting from the Conservative acquisition consummated February 1, 1996, and the Heritage acquisition consummated October 1, 1996.

Provision for Income Taxes:
---------------------------

For the three and nine months ended March 31, 1997, the provision for income taxes totaled $8.7 million and $14.5 million, respectively, compared to $6.6 million and $19.4 million, respectively, for the three and nine months ended March 31, 1996. The effective income tax rates for the three and nine months ended March 31, 1997, were 35.0% and 34.5%, respectively, compared to 28.7% and 33.0%, respectively, for the three and nine months ended March 31, 1996. The effective tax rates for both periods vary from the federal statutory rate primarily due to the nondeductibility of amortization of goodwill and core value of deposits, and certain merger and acquisition costs, in relation to the level of taxable income for the respective periods. An income tax benefit approximating $1.0 million recognized in the third quarter ended March 31, 1996, as the financial accounting effect from a leveraged lease settlement reduced the 1996 tax provision accordingly.

Extraordinary Items - Loss on Early Retirement of Debt:
-------------------------------------------------------

In December 1996, the Corporation recognized an extraordinary loss of $583,000 (net of income tax benefit totaling $316,000), or $.03 loss per share, as a result of the early retirement of debt. The extraordinary loss consisted primarily of the write-off of the associated premiums and costs associated with the issuance and redemption of such debt. Proceeds from the issuance of $50.0 million of 7.95% fixed rate subordinated extendible notes due December 1, 2006, allowed the Corporation to redeem on December 27, 1996, its $40.25 million 10.25% subordinated debt due December 15, 1999, and its $6.9 million 10.0% senior notes due January 31, 1999. In addition, on December 13, 1996, the Corporation refinanced its $28.0 million short-term promissory note due January 31, 1997, with a new five-year term note due December 31, 2001. See Note C for additional information regarding these notes.

                          PART 11. OTHER INFORMATION
                          --------------------------


Item 5.  Other Information
         -----------------

         Effective May 14, 1997 the Corporation, through CFC Preferred Trust (Issuer), a special-purpose Delaware trust subsidiary of the Corporation, sold 1,800,000 shares (issue price of $25.00 per share) totaling $45,000,000 of fixed-rate 9.375% cumulative trust preferred securities (Capital Securities) which are fully and unconditionally guaranteed by the Corporation. Also effective May 14, 1997, the Corporation acquired all of the beneficial ownership interest of the Issuer by purchasing common securities of the Issuer (Common Securities) for $1,391,775. The Issuer, on May 14, 1997, invested the total proceeds of $46,391,775 it received in 9.375% junior subordinated deferrable interest debentures (Debentures) issued by the Corporation. Interest paid on the Debentures will be distributed to the holders of the Capital Securities and to the Corporation as holder of Common Securities. As a result, under current tax law, distributions to the holders of the Capital Securities will be tax deductible for the Corporation.

         The distribution rate payable on the Capital Securities is cumulative, accrues from and including the date of issuance of the Capital Securities, and is payable quarterly in arrears commencing on September 30, 1997. The Corporation has the right, subject to events of default, at any time, to defer payments of interest on the Debentures by extending the interest payment period thereon for a period not exceeding 20 consecutive quarters with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the Debentures.

         The Capital Securities are subject to mandatory redemption upon repayment of the Debentures. The Debentures mature on May 15, 2027, which date may be shortened to a date not earlier than May 15, 2002, if certain conditions (as defined) are met. The Corporation has the right at any time to terminate the Issuer and cause the Debentures to be distributed to holders of Capital Securities in liquidation of the Issuer, all subject to the Corporation having received prior approval of the Federal Reserve to do so if then required under applicable capital guidelines or policies of the Federal Reserve.

         Since all of the proceeds of the sale of the Capital Securities were invested by the Issuer in the Debentures, the Corporation paid the underwriting commission totaling $1,417,500. Other expenses associated with the offering are estimated to approximate $275,000. The Corporation intends that the proceeds from the sale of the Debentures will be used for general corporate purposes including, without limitation, possible future acquisitions, funding investments in, or extensions of credit to, the Corporation's subsidiaries, repayment of obligations and redemption of securities. Pending such uses, the proceeds have been invested in short-term investment-grade securities.

         For financial reporting purposes, the Issuer will be treated as a subsidiary of the Corporation and, accordingly, the accounts of the Issuer will be included in the consolidated financial statements of the Corporation. The Capital Securities will be presented as a separate line item in the Consolidated Statement of Financial Condition of the Corporation before the Stockholders' Equity section under the separate caption "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures" and appropriate disclosures about the Capital Securities, the guarantee and the Debentures will be included in the notes to the consolidated financial statements. For financial reporting purposes, the Corporation will record distributions payable on the Capital Securities as minority interest expense, net of related tax benefit, in the Consolidated Statement of Operations. The Capital Securities would qualify as Tier 1 capital of the Corporation should the Corporation become subject to the Federal Reserve capital requirements for bank holding companies. As a savings and loan holding company, the Corporation is currently not subject to Federal Reserve capital requirements for bank holding companies.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a).    Exhibits:

                 Exhibit 11.  Computation of Earnings Per Share

                 Exhibit 27.  Financial Data Schedules (EDGAR)

         (b).    Reports on Form 8-K:

                 No Current Reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 COMMERCIAL FEDERAL CORPORATION
                                 ------------------------------
                                 (Registrant)



Date:   May 15, 1997             /s/ James A. Laphen
        ------------             ----------------------------------------------
                                 James A. Laphen, President, Chief
                                 Operating Officer and Chief
                                 Financial Officer (Duly Authorized
                                 and Principal Financial Officer)



Date:   May 15, 1997             /s/ Gary L. Matter
        ------------             ----------------------------------------------
                                 Gary L. Matter, Senior Vice President,
                                 Controller and Secretary
                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


                                                            Page Number
                                                            -----------

Exhibit 11. Computation of Earnings Per Share                   28

Exhibit 27. Financial Data Schedules (EDGAR only)               --