Form 10-K
period 1997-06-30
COMMERCIAL FEDERAL CORP
filed 1997-09-29
CIK 744778

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 1997, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from         to
                              ---------   ---------

COMMISSION FILE NUMBER: 1-11515

                        COMMERCIAL FEDERAL CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    NEBRASKA                                 47-0658852
  ---------------------------------------------         -------------------
  (State or other jurisdiction of incorporation         (I.R.S. Employer
                or organization)                        Identification No.)


  2120 SOUTH 72ND STREET, OMAHA, NEBRASKA                     68124
  ----------------------------------------                  ----------
  (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  (402) 554-9200
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
Yes   X   No
    -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the registrant's common stock as quoted on the New York Stock Exchange on September 18, 1997, was $960,207,923. As of September 18, 1997, there were issued and outstanding 21,575,637 shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1997 - Parts I, II and IV.

2.   Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders
     - Part III.

                                     PART I

ITEM 1.  BUSINESS
--------------------------------------------------------------------------------

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

The assets of the Corporation, on an unconsolidated basis, substantially consist of all of the Bank's common stock. The Corporation has no significant independent source of income, and therefore depends almost exclusively on dividends from the Bank to meet its funding requirements. The Corporation incurs interest expense on $50.0 million of subordinated extendible notes, $46.4 million of junior subordinated deferrable interest debentures and an unsecured $26.0 million promissory term note. Such interest is payable monthly on the subordinated extendible notes and quarterly on the junior subordinated deferrable interest debentures and the promissory term note. The Corporation also pays scheduled quarterly principal payments on the promissory term note. See " Repurchase of Common Stock," "Subordinated Extendible Notes Offering" and "Cumulative Trust Preferred Securities Offering" under the section captioned "Recent Developments" of this report for additional information. The Corporation also pays operating expenses primarily for shareholder and stock related expenditures such as the annual report, proxy, corporate filing fees and assessments and certain costs directly attributable to the holding company. In addition, common stock cash dividends totaling $5.9 million, or $.277 per common share, were declared and paid during fiscal year 1997.

The Bank pays dividends to the Corporation on a periodic basis primarily to cover the amount of the principal and interest payments on the Corporation's debt and for the common stock cash dividends paid to the Corporation's shareholders. During fiscal year 1997 the Corporation received, in cash dividends totaling $34.7 million from the Bank which were made primarily to cover (i) the interest payments on the Corporation's debt which amount totaled $6.2 million in the aggregate, (ii) principal payments of $1.0 million on the Corporation's promissory term note, (iii) the common stock cash dividends of $5.9 million paid by the Corporation to its shareholders through June 30, 1997,
(iv) the payment of $3.6 million to acquire Heritage Financial, Ltd. on October 1, 1996, and (v) the payment totaling $18.0 million to assist in the finance of the repurchase of 1,875,150 shares of the Corporation's common stock on August 21, 1996. During fiscal year 1997, the Corporation distributed $17.2 million to the Bank for its purchase of a support operations facility and the cash portion of the Corporation's two fiscal year 1997 acquisitions.

The Bank operates as a federally chartered savings institution with deposits insured by the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a consumer-oriented financial institution that emphasizes single-family and construction residential real estate lending, consumer lending and commercial real estate lending, retail deposit activities and mortgage banking. All loan origination activities are conducted through the Bank's branch office network, through the loan offices of Commercial Federal Mortgage Corporation ("CFMC"), its wholly-owned mortgage banking subsidiary, and through a nationwide correspondent network numbering
398. The Corporation also provides insurance and securities brokerage and other retail financial services.

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

At June 30, 1997, the Corporation had assets of $7.1 billion and stockholders' equity of $426.1 million, and through the Bank operated 34 branches in Nebraska, 27 branches in Kansas, 20 branches in greater metropolitan Denver, Colorado, 19 branches in Oklahoma, and seven branches in Iowa. The increase in branches over fiscal year 1996 was the result of two acquisitions during fiscal year 1997. On October 1, 1996, the Corporation consummated its acquisition of Heritage Financial, Ltd., ("Heritage") of Boone, Iowa (six branches and total assets of approximately $182.9 million at acquisition). On May 1, 1997, the Corporation acquired Investors Federal Savings ("Investors") of Kinsley, Kansas (three branches, one of which was closed as part of the acquisition consolidation process, and total assets of approximately $30.7 million at acquisition). The Bank is one of the largest retail financial institutions in the Midwest, and, based upon total assets at June 30, 1997, the Corporation was the 13th largest publicly-held thrift institution holding company in the United States. In addition, CFMC serviced a loan portfolio totaling $10.1 billion at June 30, 1997, with $5.952 billion in loans serviced for third parties and $4.181 billion in loans serviced for the Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" in the Corporation's 1997 Annual Report to Stockholders (the "Annual Report") which is incorporated herein by reference.

The Corporation's strategy for growth emphasizes both internal and external growth. Operations focus on increasing deposits, including demand accounts, making loans (primarily single-family mortgage and consumer loans), community banking and providing customers with a full array of financial products and a high level of customer service. As part of its long-term strategic plan, the Corporation intends to expand its operations within its market areas either through direct marketing efforts aimed at increasing market share, branch expansions, or opening additional branches. The Corporation's retail strategy will continue to be centered on attracting new customers and selling both new and existing customers multiple products and services. Additionally, the Corporation will continue to build and leverage an infrastructure designed to increase fee and other income. Complementing its strategy of internal growth, the Corporation continues to grow its present five-state franchise through an ongoing program of selective acquisitions of other financial institutions. As mentioned, during fiscal year 1997, the Corporation consummated the acquisitions of two financial institutions. See "Acquisitions During Fiscal Year 1997" of this report. Subsequent to June 30, 1997, the Corporation entered into definitive agreements to acquire three financial institutions. These pending acquisitions will add 59 branches to the Corporation's existing network and approximately $1.2 billion in total assets, $912.0 million in deposits and approximately $1.3 billion in loans serviced for others. See "Subsequent Events-Pending Acquisitions" of this report. Future acquisition candidates will be selected based on the extent to which the candidates can enhance the Corporation's retail presence in new or underserved markets and complement the Corporation's existing retail network.

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

RECENT DEVELOPMENTS
-------------------

SUBSEQUENT EVENTS - PENDING ACQUISITIONS.
-----------------------------------------

LIBERTY.  On August 18, 1997, the Corporation entered into a reorganization and
--------
merger agreement with Liberty Financial Corporation ("Liberty"), a privately held commercial bank and thrift holding company. Under the terms of the merger agreement, the Corporation will acquire in a tax-free reorganization all 8,748,500 outstanding shares of Liberty's common stock. As defined in the merger agreement, Liberty's common stock will be exchanged for a pro-rata amount of the Corporation's common stock based on the average closing price of such stock for the twenty-fifth through the sixth trading days preceding the effective date of the proposed merger. Based on the Corporation's closing stock price on September 11, 1997, of $44.4375, each share of Liberty common stock would be exchanged for .306 shares of the Corporation's common stock, resulting in the exchange of approximately 2,677,041 shares of the Corporation's common stock with an aggregate value of approximately $119.0 million. At June 30, 1997, Liberty had assets of approximately $620.5 million, deposits of approximately $533.2 million and stockholders' equity of approximately $41.1 million. Liberty operates 36 branches in Iowa and six in the metropolitan area of Tucson, Arizona. This pending acquisition, which is subject to regulatory approvals and other conditions, is expected to be completed by March 31, 1998.

MID CONTINENT.  On September 2, 1997, the Corporation entered into a
--------------
reorganization and merger agreement with Mid Continent Bancshares, Inc. ("Mid Continent"), parent company of Mid-Continent Federal Savings Bank. Under the terms of the merger agreement, the Corporation will acquire in a tax-free reorganization all 1,958,250 of the outstanding shares of Mid Continent's common stock. As defined in the merger agreement, Mid Continent's common stock will be exchanged for a pro-rata amount of the Corporation's common stock based upon the average closing price of the Corporation's common stock during a twenty consecutive trading day period prior to closing. Based on the Corporation's closing stock price on September 11, 1997, of $44.4375, each share of Mid Continent common stock would be exchanged for .8693 shares of the Corporation's common stock, resulting in the exchange of approximately 1,702,306 shares of the Corporation's common stock with an aggregate value of approximately $75.6 million. At June 30, 1997, Mid Continent had total assets of approximately $408.6 million, deposits of approximately $247.0 million and stockholders' equity of approximately $38.4 million. Mid Continent operates ten branches located in Kansas. This pending acquisition, which is subject to receipt of regulatory approvals, Mid Continent shareholders' approval and other conditions, is expected to close by March 31, 1998.

FIRST NATIONAL.  On September 11, 1997, the Corporation entered into a
---------------
reorganization and merger agreement with First National Bank Shares, LTD ("First National"), parent company of First United Bank and Trust Company. Under the terms of the merger agreement, the Corporation will acquire all of the outstanding shares of First National's common stock. As defined in the merger agreement, First National's common stock will be exchanged for a pro-rata amount of the Corporation's common stock based upon the average closing price of the Corporation's common stock during a twenty consecutive trading day period prior to closing. Based on the Corporation's closing stock price on September 11, 1997, of $44.4375, such transaction would result in the exchange of approximately 661,905 shares of the Corporation's common stock with a total aggregate value approximating $29.4 million. At August 31, 1997, First National had assets approximating $153.8 million, deposits of approximately $132.1 million and stockholder's equity of approximately $10.6 million. First National operates seven branches located in Kansas. This pending acquisition, which is subject to receipt of regulatory approvals, First National shareholders' approval and other conditions, is expected to close during the quarter ending March 31, 1998.

REPURCHASE OF COMMON STOCK.
---------------------------

On August 21, 1996, the Corporation consummated the repurchase of 1,875,150 shares of its common stock, $.01 par value, from CAI Corporation, a Dallas-based investment company, for an aggregate purchase price of approximately $48.9 million, excluding $414,000 in transaction costs. The purchase price, excluding transaction costs incurred by the Corporation for this repurchase, consisted of cash consideration of approximately $28.2 million and surrender of a warrant (valued at approximately $20.7 million) which would have enabled the Corporation to purchase 99 shares of non-voting common stock of CAI Corporation. The repurchased shares represented 8.3% of the outstanding shares of the Corporation's common stock prior to the repurchase. The cash portion of the repurchase was financed in part by a $28.0 million short-term promissory note which was refinanced on December 13, 1996, on a long-term basis contractually due December 31, 2001. Pursuant to Nebraska corporate law, the 1,875,150 shares of repurchased common stock were canceled. The Corporation also reimbursed CAI Corporation for certain expenses totaling $2.2 million incurred in connection with its ownership of the 1,875,150 shares, including costs and expenses incurred in connection with the Corporation's 1995 proxy contest, and paid CAI Corporation cash totaling $62,500 in lieu of the pro rata portion of any dividend CAI Corporation otherwise would have received for the quarter ended September 30, 1996. These nonrecurring expenses paid to CAI Corporation are included in other operating expenses for fiscal year 1997. Concurrent with the close of the repurchase, two directors of the Corporation, who also serve as executive officers of CAI Corporation, resigned from the Corporation's Board of Directors. In addition, CAI Corporation and each of its shareholders agreed to a standstill agreement for a period of 60 months beginning August 21, 1996. CAI Corporation and the Corporation have each agreed to waive and release all claims against the other and the Corporation has agreed to indemnify CAI Corporation and its directors, officers and affiliates against certain derivative claims.

As mentioned, on December 13, 1996, the Corporation refinanced the $28.0 million short-term promissory note due January 31, 1997, obtained in the financing of the repurchase of 1,875,150 shares of the Corporation's common stock, with a five-year term note for $28.0 million due December 31, 2001. This term note, with an outstanding principal balance of $26.0 million at June 30, 1997, bears a monthly adjustable interest rate which was 8.00% at June 30, 1997, and is priced at 50 basis points below the quoted national base prime rate. This term note has a seven year amortization, with scheduled principal payments of $1.0 million payable quarterly with accrued interest, and a balloon of $8.0 million due December 31, 2001. The term note is unsecured but subject to certain covenants. In addition, the Corporation also has a $2.0 million line of credit available with the same financial institution which, at June 30, 1997, had not been drawn on. Both the term note and the revolving credit promissory note may be prepaid, in whole or in part, without penalty, upon proper written notice. On August 11, 1997, the Corporation paid down this term note by $21.0 million and, under the payment terms of the note agreement, results in the remaining balance of $5.0 million payable in $1.0 million installments over the next five calendar quarters with the final payment due September 30, 1998. Also, on August 11, 1997, the line of credit was increased to $6.0 million with no change to the due date or other terms.

FEDERAL DEPOSIT INSURANCE SPECIAL ASSESSMENT.
---------------------------------------------

Effective September 30, 1996, the Corporation incurred an after-tax charge of $17.3 million ($27.1 million pre-tax) as a result of the imposition of a special assessment by the FDIC to recapitalize the SAIF. The FDIC operates two deposit insurance funds: the Bank Insurance Fund ("BIF") which generally insures deposits of commercial banks and the SAIF which generally insures the deposits of savings associations such as the Bank. Because the reserves of the SAIF were below statutorily required minimums, institutions with SAIF-assessable deposits, like the Bank, were required to pay substantially higher deposit insurance premiums than institutions with deposits insured by the BIF since September 30, 1995. In order to recapitalize the SAIF and address this premium disparity, the Deposit Insurance Funds Act of 1996, effective September 30, 1996, authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits in order to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits as of October 1, 1996. Institutions were assessed at the rate of .657% based on the amount of their SAIF-assessable deposits as of March 31, 1995. This nonrecurring special assessment totaling $27.1 million before income taxes is recorded in the general and administrative expense section of the Consolidated Statement of Operations under a separate line item captioned "Federal deposit insurance special assessment."

The FDIC adopted a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the lower risk assessment classification will be assessed at the rate of .27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of .064% of insured deposits to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for FICO obligations at the rate of .013% of insured deposits. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments. The Corporation's annual deposit insurance rate in effect prior to this recapitalization was .23% of insured deposits, declining to .18% of insured deposits for the quarter ended December 31, 1996, and reduced to .064% of insured deposits effective January 1, 1997.

The Deposit Insurance Funds Act of 1996 provides that the BIF and SAIF will be merged into a single deposit insurance fund effective December 31, 1999, but only if there are no insured savings associations on that date. Legislation currently under consideration by Congress would repeal the federal thrift charter and require federal associations like the Bank to convert to national banks two years after the enactment of the bill. The bill, in its current form, would permit federal thrifts that converted to national banks to exercise any authority which they were legally entitled to exercise immediately prior to such conversion and would not be required to divest any branches. Further, these institutions could continue to branch in any state in which they were located to the same extent as national banks. Unitary savings and loan holding companies, like the Corporation, could continue to exercise any powers they had prior to their subsidiary becoming a bank by operation of law as long as they did not acquire another bank. Powers of those unitary savings and loan companies that were grandfathered, however, could not be transferred to another company which acquires control of the unitary holding company after the effective date of the law. There can be no assurance that this legislation will be passed in its current form. At this time, the Corporation is unable to predict whether such legislation would significantly impact its operations.

THREE-FOR-TWO STOCK SPLIT.
--------------------------

On November 18, 1996, the Board of Directors of the Corporation declared a three-for-two stock split effected in the form of 50 percent stock dividend to stockholders of record on December 31, 1996. Par value of the common stock remained at $.01 per share. The stock dividend, distributed on January 14, 1997, totaled 7,163,476 shares of common stock. Fractional shares resulting from the stock split were paid in cash totaling $17,792 based on the closing price on the record date. All references to the number of shares, per share amount and stock price for all periods presented have been adjusted on a retroactive basis to reflect the effect of the stock split. The Board of Directors also increased its quarterly cash dividend from $.0667 per common share after adjusting for the three-for-two stock split to $.07 per common share representing an increase of five percent. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Stock Prices and Dividends" in the Annual Report.

ACQUISITIONS DURING FISCAL YEAR 1997.
-------------------------------------

Heritage.  On October 1, 1996, the Corporation consummated its acquisition of
---------
Heritage Financial, Ltd., parent company of Hawkeye Federal Savings headquartered in Boone, Iowa. The Corporation acquired all 180,762 outstanding shares of Heritage's common stock. Each share of Heritage's common stock was exchanged for $18.73 in cash and 3.74775 shares of the Corporation's common stock (total issuance of 677,449 shares). Based on the Corporation's closing stock price of $28.667 at October 1, 1996, the total consideration for this acquisition, excluding cash paid for fractional shares, approximated $22.8 million. Before purchase accounting adjustments, Heritage had assets of approximately $182.9 million, deposits of approximately $158.2 million and stockholders' equity of approximately $10.3 million. Heritage operated six branches located in west-central Iowa with core value of deposits and goodwill resulting from this transaction totaling $16.3 million.

INVESTORS.  On May 1, 1997, the Corporation consummated its acquisition of
---------
Investors Federal Savings headquartered in Kinsley, Kansas. The Corporation acquired all 232,465 of the outstanding shares of Investors' common stock for $23.00 in cash for a total consideration of approximately $5.3 million. Before purchase accounting adjustments, Investors had assets of approximately $30.7 million, deposits of approximately $26.1 million and stockholders' equity of approximately $4.4 million. Investors operated three branches in southwest Kansas and, as part of the acquisition consolidation process, one branch was closed on May 24, 1997. This acquisition was accounted for as a purchase.

SUBORDINATED EXTENDIBLE NOTES OFFERING.
---------------------------------------

On December 2, 1996, the Corporation completed the issuance of $50.0 million of 7.95% fixed-rate subordinated extendible notes due December 1, 2006 (the "Notes"). Such offering resulted in the Corporation receiving $48.5 million, net of an underwriting discount of $1.5 million. With the proceeds from the issuance of the Notes, the Corporation redeemed on December 27, 1996, its $40.25 million 10.25% subordinated debt due December 15, 1999, and its $6.9 million 10.0% senior notes due January 31, 1999. Total expenses associated with this offering approximated $1.9 million which are being deferred and amortized over the life of the Notes resulting in an effective interest rate of 8.52%. Contractual interest on the Notes is set at 7.95% until December 1, 2001, and is paid monthly. The interest rate for the Notes will reset at the Corporation's option, on December 1, 2001, to a rate and for a term of one, two, three or five years determined by the Corporation and will reset thereafter, at its option, upon the date of expiration of each new interest period prior to maturity. Any new interest rate shall not be less than 105% of the effective interest rate on comparable maturity U.S. Treasury obligations. There is no sinking fund. The Notes may not be redeemed prior to December 1, 2001, and thereafter, the Corporation may elect to redeem the Notes in whole on December 1, 2001, and on any subsequent interest reset date at par plus accrued interest to the date fixed for redemption. The Notes are unsecured general obligations of the Corporation and are subordinated to all existing and future senior indebtedness of the Corporation. There are no restrictions in the Indenture on the creation of additional senior indebtedness. The Indenture, among other provisions, limits the ability of the Corporation to pay cash dividends or make other capital distributions under certain circumstances.

CUMULATIVE TRUST PREFERRED SECURITIES OFFERING.
-----------------------------------------------

Effective May 14, 1997, CFC Preferred Trust, a special-purpose wholly-owned Delaware trust subsidiary of the Corporation, completed an offering of 1,800,000 shares (issue price of $25.00 per share) totaling $45.0 million of fixed-rate 9.375% cumulative trust preferred securities ("Capital Securities"), which are fully and unconditionally guaranteed by the Corporation. Also affective May 14, 1997, the Corporation purchased all of the common securities ("Common Securities") of CFC Preferred Trust for approximately $1.4 million. CFC Preferred Trust invested the total proceeds of $46.4 million it received in 9.375% junior subordinated deferrable interest debentures ("Debentures") issued by the Corporation. Interest paid on the Debentures will be distributed to the holders of the Capital Securities and to the Corporation as holder of the Common Securities. As a result, under current tax law, distributions to the holders of the Capital Securities will be tax deductible for the Corporation. These Debentures are unsecured and rank junior and are subordinate in right of payment to all senior debt issued by the Corporation.

The Capital Securities issued by the CFC Preferred Trust rank senior to the Common Securities. Concurrent with the issuance of the Capital Securities, the Corporation issued guarantees for the benefit of the security holders. The obligations of the Corporation under the Debentures, the indenture, the relevant trust agreement and the guarantees, in the aggregate, constitute a full and unconditional guarantee by the Corporation of the obligations of the trust under the trust preferred securities and rank subordinate and junior in right of payment to all liabilities of the Corporation.

The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears commencing on September 30, 1997. The Corporation has the right, subject to events of default, to defer payments of interest on the Debentures at any time by extending the interest payment period for a period not exceeding 20 consecutive quarters with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the Debentures. The Capital Securities are subject to mandatory redemption upon repayment of the Debentures. The Debentures mature on May 15, 2027, which may be shortened to not earlier than May 15, 2002, if certain conditions are met. The Debentures are redeemable at the option of the Corporation on or after May 15, 2002, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the CFC Preferred Trust, the Debentures or the Capital Securities. The Corporation has the right at any time to terminate the CFC Preferred Trust and cause the Debentures to be distributed to the holders of the Capital Securities in liquidation of such trust, all subject to the Corporation having received prior approval of the Federal Reserve to do so if then required under applicable capital guidelines or policies of the Federal Reserve.

The Capital Securities would qualify as Tier 1 capital of the Corporation should the Corporation become subject to the Federal Reserve capital requirements for bank holding companies. As a savings and loan holding company, the Corporation is currently not subject to Federal Reserve capital requirements for bank holding companies.

Since all of the proceeds of the sale of the Capital Securities were invested by the CFC Preferred Trust in the Debentures, the Corporation paid the underwriting commission and other expenses associated with the offering which totaled $1.8 million and are being amortized over the life of the Debentures resulting in an effective interest rate of 9.78%. Proceeds from the sale of the Debentures will be used for general corporate purposes including, without limitation, possible future acquisitions, funding investments in, or extensions of credit to, the Corporation's subsidiaries, repayment of obligations and redemption of securities.

On June 30, 1997, the Corporation distributed $8.2 million to the Bank for its purchase of a facility in which to consolidate certain support operations, and on August 11, 1997, paid $21.0 million down on a $26.0 million term note originally due December 31, 2001.

EXTRAORDINARY ITEMS.
--------------------

In December 1996, the Corporation recognized extraordinary losses of $583,000 (net of income tax benefits totaling $316,000) or $.03 loss per share, primarily as a result of the early retirement of its $40.25 million 10.25% subordinated debt due December 15, 1999, and its $6.9 million 10.0% senior notes due January 31, 1999. The extraordinary losses consisted primarily of the write-off of the related premiums and costs associated with the issuance and redemption of such debt which was retired on December 27, 1996, with the proceeds from the $50.0 million subordinated extendible notes offering completed December 2, 1996.

REPEAL OF THRIFT BAD DEBT RESERVES FOR TAX PURPOSES.
----------------------------------------------------

In August 1996, changes in the federal tax law (i) repealed both the percentage of taxable income and experience methods effective July 1, 1996, allowing a bad debt deduction for specific charge-offs only, and (ii) required recapture into taxable income over a six year period of tax bad debt reserves which exceed the base year amount, adjusted for any loan portfolio shrinkage. These tax law changes resulted in the recognition to income tax expense of additional deferred tax liabilities of approximately $103,000 in the first quarter of fiscal year 1997. The remaining unrecognized deferred tax liability totaling $29.9 million could be recognized in the future, in whole or in part, if (i) there is a change in federal tax law, (ii) the Bank fails to meet certain definitional tests and other conditions in the federal tax law, (iii) certain distributions are made with respect to the stock of the Bank or (iv) the bad debt reserves are used for any purpose other than absorbing bad debt losses.

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

REGULATORY CAPITAL COMPLIANCE.
------------------------------

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial position and results of operations. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following tables of tangible, core and total risk-based capital. Prompt Corrective Action provisions contained in the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for Prompt Corrective Action under FDICIA, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios as set forth in the following tables. At June 30, 1997, the Bank exceeded the minimum requirements for the well-capitalized category. As of June

30, 1997, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for Prompt Corrective Action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank's classification.

The following presents the Bank's regulatory capital levels and ratios relative to its minimum capital requirements as of June 30, 1997:

--------------------------------------------------------------------------------

                                                           Actual Capital             Required Capital
                                                      ------------------------     -----------------------
(Dollars in Thousands)                                   Amount       Ratio          Amount       Ratio
----------------------                                -----------  -----------    -----------  -----------
OTS Capital Adequacy:
    Tangible capital                                  $   446,291         6.31%   $   106,079          1.5%
    Core capital                                          458,087         6.47        212,511          3.0
    Risk-based capital                                    494,760        13.81        286,597          8.0
FDICIA Regulations to be Classified Well-Capitalized:
    Tier 1 leverage capital                               458,087         6.47        354,185          5.0
    Tier 1 risk-based capital                             458,087        12.79        214,948          6.0
    Total risk-based capital                              494,760        13.81        358,246         10.0

--------------------------------------------------------------------------------

See "Regulation -- Regulatory Capital Requirements" and Note 19 of Notes to Consolidated Financial Statements in the Annual Report for additional information.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS.
-----------------------------------------

During fiscal year 1997, the Corporation adopted the provisions of the following accounting pronouncements: Statement No. 123 entitled "Accounting for Stock-Based Compensation" and Statement No. 125 entitled "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." See Note 1 to the Consolidated Financial Statements in the Annual Report for a discussion of these new accounting pronouncements and their effect on the Corporation.

OTHER INFORMATION.
------------------

Additional information concerning the general development of the business of the Corporation during fiscal year 1997 is included in the Annual Report under the captions: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" and is incorporated herein by reference. Additional information concerning the Bank's regulatory capital requirements and other regulations which affect the Corporation is included in the "Regulation" section of this report.

MARKET RISK
-----------

When used or incorporated by reference in disclosure documents, the words "anticipate," "estimate," "expect," "project," "target," "goal" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including those set forth below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These forward-looking statements speak only as of the date of the document. The Corporation expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Corporation's expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The Corporation's Assets Liability Management Committee ("ALCO"), which includes senior management representatives, monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in net portfolio value ("NPV") and net interest income. A primary purpose of the Corporation's asset and liability management is to manage interest rate risk to effectively invest the Corporation's capital and to preserve the value created by its core business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

The Corporation's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Corporation's change in NPV in the event of hypothetical changes in interest rates and interest rate sensitivity gap analysis is used to determine the repricing characteristics of the Bank's assets and liabilities. If estimated changes to NPV and net interest income are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

In order to reduce the exposure to interest rate fluctuations, the Corporation has developed strategies to manage its liquidity, shorten its effective maturities of certain interest-earning assets, and increase the interest rate sensitivity of its asset base. Management has sought to decrease the average maturity of its assets by emphasizing the origination of adjustable-rate residential mortgage loans, consumer loans and adjustable-rate mortgage loans for the acquisition, development, and construction of residential and commercial real estate, all of which are retained by the Bank for its portfolio. In addition, long-term, fixed-rate single-family residential mortgage loans are underwritten according to guidelines of the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and the Federal National Mortgage Association ("FNMA"), and are either swapped with the FHLMC, GNMA and the FNMA in exchange for mortgage-backed securities secured by such loans which are then sold or sold directly for cash in the secondary market, or are retained for the Corporation's loan portfolio if such loans have characteristics which are consistent with the Corporation's asset and liability goals and long-term interest rate yield requirements.

Interest rate sensitivity analysis is used to measure the Corporation's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained one hundred to four hundred basis points increase or decrease in the market interest rates. The Corporation's Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in the NPV of 10%, 20%, 30% and 40% in the event of a sudden and sustained one hundred to four hundred basis points increase or decrease in market interest rates. The following table presents the Corporation's projected change in NPV for the various rate shock levels of June 30, 1997. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Corporation has no trading securities.

------------------------------------------------------------------------------------------------------------
                                                                                  Percent Change
                                                                           --------------------------------
  Change in                       Market Value of           Actual                                Board
Interest Rates                    Portfolio Equity          Change              Actual            Limit
--------------                    ----------------     ----------------    ----------------  --------------
                                                (Dollars in Thousands)
400 basis point rise              $        407,038     $       (209,934)             (34)%           (40)%
300 basis point rise                       460,243             (156,729)             (25)            (30)
200 basis point rise                       514,987             (101,985)             (17)            (20)
100 basis point rise                       574,387              (42,585)              (7)            (10)
Base Scenario                              616,972                   --               --              --
100 basis point decline                    634,264               17,292                3              10
200 basis point decline                    653,519               36,547                6              20
300 basis point decline                    685,388               68,416               11              30
400 basis point decline                    732,160              115,188               19              40
------------------------------------------------------------------------------------------------------------

The preceding table indicates that at June 30, 1997, in the event of a sudden and sustained increase in prevailing market interest rates, the Corporation's NPV would be expected to decrease, and that in the event of a sudden and sustained decrease in prevailing market interest rates, the Corporation's NPV would be expected to increase. At June 30, 1997, the Corporation's estimated changes in NPV were within the targets established by the Board of Directors.

NPV is calculated by the Corporation pursuant to guidelines established by the OTS. The calculation is based on the net present value of estimated discounted cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources as of June 30, 1997, with adjustments made to reflect the shift in the Treasury yield curve as appropriate.

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposits decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. Actual values may differ from those projections presented, should market conditions vary from assumptions used in the calculation of the NPV. Certain assets, such as adjustable-rate loans, which represent one of the Corporation's primary loan products, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. In addition, the proportion of adjustable-rate loans in the Corporation's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the NPV. Finally, the ability of many borrowers to repay their adjustable-rate mortgage loans may decrease in the event of interest rate increases.

In addition, the Bank uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of interest-rate-sensitive liabilities, and is considered negative when the amount of interest-rate-sensitive liabilities exceeds the amount of interest-rate-sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would negatively affect net interest income. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. The Bank's one-year cumulative gap is a negative $664.7 million, or 9.37% of the Bank's total assets of $7.092 billion at June 30, 1997. The interest rate risk policy of the Bank authorizes a liability sensitive one-year cumulative gap not to exceed 10.0%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report.

LENDING ACTIVITIES
------------------

GENERAL.  The Corporation concentrates its lending activities primarily on the
--------
origination of first mortgage loans for the purpose of financing or refinancing single-family residential properties, single-family residential construction loans, commercial real estate loans, consumer and home improvement loans. As a result of increased emphasis on consumer-oriented lending activities, the origination of consumer loans during fiscal year 1997 increased substantially over fiscal years 1996 and 1995. Residential loan origination activity, including activity through correspondents, was slightly higher for fiscal year 1997 compared to fiscal years 1996 and 1995. See "Loan Originations."

The functions of processing and servicing real estate loans, including responsibility for servicing the Corporation's loan portfolio, is conducted by CFMC, the Bank's wholly-owned mortgage banking subsidiary. The Corporation conducts loan origination activities primarily through its 107 branch office network to help increase the volume of single-family residential loan originations and take advantage of its extensive branch network. The Corporation's mortgage banking subsidiary has continued and will continue to originate real estate loans through the Corporation's various loan offices located in its existing market areas, loan offices of CFMC and through its nationwide correspondent network.

At June 30, 1997, the Corporation's total loan and mortgage-backed securities portfolio was $6.3 billion, representing over 88.6% of its $7.1 billion of total assets at that date. Mortgage-backed securities totaled $1.0 billion at June 30, 1997, representing 16.3% of the Corporation's total loan and mortgage-backed securities portfolio at such date. Approximately 92.7% of the Corporation's total gross loan and mortgage-backed securities portfolio was secured by real estate at June 30, 1997, compared to 94.2% at June 30, 1996. Commercial real estate and land loans (collectively referred to as "income property loans") totaled $278.6 million or 4.4% of the total loan and mortgage-backed securities portfolio at June 30, 1997, compared to $284.2 million or 4.7% of such total portfolio at June 30, 1996. These loans are secured by various types of commercial properties including office buildings, shopping centers, warehouses and other income producing properties. Single-family residential construction loans totaled $182.4 million or 2.9% of the total loan and mortgage-backed securities portfolio at June 30, 1997, compared to $185.3 million or 3.0% of such portfolio at June 30, 1996. The Corporation's single-family residential construction lending activity is primarily attributable to operations in Las Vegas, Nevada and in its primary five-state market area. At June 30, 1997, multi-family residential loans consisting of loans secured by various types of properties, including townhomes, condominiums and apartment projects with more than four dwelling units, totaled $48.3 million, or .8% of the total loan portfolio, compared to $40.3 million or .7% at June 30, 1996.
The Bank presently does not originate a significant amount of multi-family residential loans, and expects to originate such loans primarily for purposes of resolving certain nonperforming assets.

The Corporation's primary emphasis continues to be on the origination of loans secured by existing single-family residences. Adjustable-rate single-family residential loans are originated primarily for retention in the Corporation's loan portfolio to match more closely the repricing of the Corporation's interest-bearing liabilities as a result of changes in interest rates. Fixed-rate single-family residential loans are originated using underwriting guidelines, appraisals and documentation which are acceptable to the FHLMC, GNMA and the FNMA to facilitate the sale of such loans to such agencies in the secondary market. The Corporation also originates fixed-rate single-family residential loans using internal lending policies in accordance with what management believes are prudent underwriting standards but which may not strictly adhere to FHLMC, GNMA and FNMA guidelines. Fixed-rate single-family residential loans are originated or purchased for the Corporation's loan portfolio if such loans have characteristics which are consistent with the Corporation's asset and liability goals and long-term interest rate yield requirements. At June 30, 1997, fixed-rate single-family residential loans were retained for the Corporation's portfolio as such balance increased $188.6 million over last fiscal year to $2.369 billion compared to $2.180 billion at June 30, 1996. The adjustable-rate portfolio increased to $2.033 billion at June 30, 1997 compared to $1.906 billion at June 30, 1996. Such balances are before unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan fees and allowances for loan losses.

In past years, the Corporation has not originated any significant amounts of commercial real estate loans or multi-family residential loans with the exception of loans primarily to resolve nonperforming assets. However, the Corporation has initiated commercial and multi-family real estate lending, on a limited basis, with such loans secured by properties located within the Corporation's primary market areas. Such loans, which are subject to prudent credit review and other underwriting standards and collection procedures, are not expected to constitute a significant portion of the Corporation's lending business in the future.

In addition to real estate loans, the Corporation originates consumer, home improvement, savings account and commercial business loans (collectively, "consumer loans") through the Corporation's branch network and direct mail solicitation. Management intends to increase its consumer loan origination activity with strict adherence to prudent underwriting and credit review procedures along with improved collection efforts implemented during fiscal year 1997. However, the Corporation presently does not originate commercial business loans, except for loans to resolve nonperforming assets.

Regulatory guidelines generally subject savings institutions to the same loans to one borrower limitations that are applicable to national banks. At June 30, 1997, all loans to one borrower were within the Corporation's limitation of $124.7 million. See "Regulation -- Limitations on Loans to One Borrower."

COMPOSITION OF LOAN PORTFOLIO. The following table sets forth the composition of
------------------------------
the Corporation's loan and mortgage-backed securities portfolios (including loans held for sale and mortgage-backed securities available for sale) as of the dates indicated:

                                                                                June 30,
                                                    ----------------------------------------------------------------
                                                           1997                   1996                  1995
                                                    -------------------    -------------------   -------------------
                                                     Amount    Percent      Amount     Percent    Amount     Percent
                                                    --------  ---------    -------    --------   --------    -------
                                                                           (Dollars in Thousands)
LOAN PORTFOLIO
--------------
Conventional real estate mortgage loans:
  Loans on existing properties -
    Single-family residential                       $4,024,811    62.9%    $3,739,191    61.1%   $3,603,379    59.8%
    Multi-family residential                            42,994     0.7         37,322     0.6        33,338     0.5
    Land                                                19,988     0.3         14,582     0.2         7,257     0.1
    Commercial real estate                             249,783     3.9        258,933     4.2       210,676     3.5
                                                    ----------   -----     ----------   -----    ----------   -----
       Total                                         4,337,576    67.8      4,050,028    66.1     3,854,650    63.9
  Construction loans -
    Single-family residential                          182,387     2.9        185,327     3.0       177,539     3.0
    Multi-family residential                             5,348     0.1          3,027     0.1           380      --
    Land                                                    --      --             --      --         1,600      --
    Commercial real estate                               8,795     0.1         10,734     0.2         7,195     0.1
                                                    ----------   -----     ----------   -----    ----------   -----
       Total                                           196,530     3.1        199,088     3.3       186,714     3.1

FHA and VA loans                                       377,349     5.9        347,569     5.7       392,463     6.5
Mortgage-backed securities                           1,017,982    15.9      1,171,256    19.1     1,354,142    22.5
                                                    ----------   -----     ----------   -----    ----------   -----
       Total real estate loans                       5,929,437    92.7      5,767,941    94.2     5,787,969    96.0

Consumer and other loans -
  Home improvement and other
   consumer loans                                      451,603     7.1        344,129     5.6       231,818     3.8
  Savings account loans                                 13,319     0.2         11,648     0.2        10,026     0.2
  Other loans                                              939      --          2,113      --           853     --
                                                    ----------   -----     ----------   -----    ----------   -----
       Total consumer and other loans                  465,861     7.3        357,890     5.8       242,697     4.0
                                                    ----------   -----     ----------   -----    ----------   -----
Total loans                                         $6,395,298   100.0%    $6,125,831   100.0%   $6,030,666   100.0%
                                                    ----------   =====     ----------   =====    ----------   =====

                                                               June 30,
                                              ------------------------------------------
                                                     1994                   1993
                                              -------------------    -------------------
                                               Amount     Percent    Amount      Percent
                                              -------     -------    ------      -------
                                                        (Dollars in Thousands)
LOAN PORTFOLIO
--------------
Conventional real estate mortgage loans:
  Loans on existing properties -
    Single-family residential                 $3,125,477    58.0%    $2,784,073    59.5%
    Multi-family residential                      43,379     0.8         60,935     1.3
    Land                                           9,080     0.2          9,322     0.2
    Commercial real estate                       203,840     3.8        254,281     5.4
                                              ----------   -----     ----------   -----
       Total                                   3,381,776    62.8      3,108,611    66.4
  Construction loans -
    Single-family residential                     50,870     1.0         20,851     0.5
    Multi-family residential                          --      --             --      --
    Land                                           1,640      --             --      --
    Commercial real estate                           871      --             --      --
                                              ----------   -----     ----------   -----
       Total                                      53,381     1.0         20,851     0.5

FHA and VA Loans                                 415,866     7.7        461,066     9.8
Mortgage-backed securities                     1,338,775    24.8        947,919    20.2
                                              ----------   -----     ----------   -----
       Total real estate loans                 5,189,798    96.3      4,538,447    96.9

Consumer and other loans -
  Home improvement and other
   consumer loans                                188,756     3.5        131,432     2.8
  Savings account loans                            9,136     0.2          8,713     0.2
  Other loans                                      1,322      --          3,696     0.1
                                              ----------   -----     ----------   -----
       Total consumer and other loans            199,214     3.7        143,841     3.1
                                              ----------   -----     ----------   -----
Total loans                                   $5,389,012   100.0%    $4,682,288   100.0%
                                              ----------   =====     ----------   =====

                           (Continued on next page)

-----------------------------------------



                                                                  June 30,
                                    ----------------------------------------------------------------------
                                            1997                   1996                     1995
                                    ---------------------- ----------------------   ----------------------
                                        Amount    Percent      Amount    Percent       Amount    Percent
                                    ------------- -------- ------------- --------   ------------ ---------
                                                             (Dollars in Thousands)
Balance forward of total loans       $6,395,298     100.0%  $6,125,831     100.0%    $6,030,666     100.0%
                                                    =====                  =====                    =====
Add (subtract):
     Unamortized premiums, net
          of discounts                   13,777                 12,335                    6,884
     Deferred loan fees, net               (532)                (3,673)                  (1,362)
     Loans in process                   (75,077)               (91,262)                 (80,211)
     Allowance for loan losses          (48,467)               (49,278)                 (48,541)
     Allowance for losses on
          mortgage-backed securities       (498)                  (742)                  (1,837)
                                     ----------             ----------               ----------
 Loan portfolio                      $6,284,501             $5,993,211               $5,905,599
                                     ==========             ==========               ==========



                                                       June 30,
                                      ---------------------------------------------
                                            1994                     1993
                                      ---------------------- ----------------------
                                          Amount    Percent     Amount     Percent
                                      ------------- -------- ------------- --------
                                                (Dollars in Thousands)
Balance forward of total loans         $5,389,012   100.0%    $4,682,288   100.0%
Add (subtract):                                     =====                  =====
     Unamortized discounts, net
          of premiums                      11,938                 (4,941)
     Deferred loan fees, net               (1,126)                (7,365)
     Loans in process                     (32,085)               (12,905)
     Allowance for loan losses            (44,851)               (46,908)
     Allowance for losses on
          mortgage-backed securities       (1,860)                (1,890)
                                       ----------             ----------
 Loan portfolio                        $5,321,028             $4,608,279
                                       ==========             ==========

--------------------------------------------------------------------------------

For additional information regarding the Corporation's loan portfolio and mortgage-backed securities, see Notes 4, 5 and 6 to the Consolidated Financial Statement in the Annual Report.

The table below sets forth the geographic distribution of the Corporation's total real estate loan portfolio (excluding mortgage-backed securities and before any reduction for unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan fees and allowance for loan losses) as of the dates indicated:

                                                             June 30,
                  --------------------------------------------------------------------------------------------------------
                         1997                 1996                 1995                 1994                 1993
                  -------------------  -------------------  -------------------  -------------------  -------------------
     State          Amount  Percent      Amount  Percent      Amount  Percent      Amount  Percent      Amount  Percent
    -------         ------  -------      ------  -------      ------  -------      ------  -------      ------  -------
                                                      (Dollars in Thousands)
                  --------------------------------------------------------------------------------------------------------
Nebraska          $936,901    19.1%    $929,982    20.2%    $836,054    18.9%    $767,988    19.9%    $654,850    18.2%
Colorado           824,527    16.8      843,670    18.3      909,363    20.5      797,141    20.7      814,384    22.7
Kansas             364,590     7.4      350,248     7.6      317,109     7.2      282,238     7.3      271,892     7.6
Georgia            235,462     4.8      217,957     4.7      202,331     4.6      210,299     5.5      241,286     6.7
Oklahoma           232,240     4.7      212,468     4.6      198,480     4.5      135,893     3.5       91,302     2.5
Texas              186,791     3.8      204,002     4.4      225,866     5.1      181,547     4.7      190,605     5.3
Missouri           156,624     3.2      170,032     3.7      180,144     4.1      158,291     4.1      197,978     5.5
Virginia           140,498     2.9      123,806     2.7      111,081     2.5       81,290     2.1       67,821     1.9
Maryland           138,879     2.8      112,152     2.4      100,762     2.3       76,365     2.0       69,769     1.9
Iowa               137,591     2.8       80,820     1.8       70,515     1.6       65,365     1.7       65,512     1.8
California         128,250     2.6      151,412     3.3      154,803     3.5      172,767     4.5      127,260     3.5
Florida            116,835     2.4      111,692     2.4      100,471     2.3       92,531     2.4       97,116     2.7
Nevada             109,405     2.2       80,624     1.8       51,817     1.2        --        --         --        --
New Jersey         107,022     2.2      113,824     2.5      119,223     2.7      110,267     2.9       38,064     1.1
Illinois            92,269     1.9       79,570     1.7       78,043     1.7       57,378     1.5       69,596     1.9
Washington          90,975     1.9       64,796     1.4       55,812     1.3       40,558     1.1       37,294     1.0
Arizona             86,700     1.8       68,637     1.5       63,467     1.4       60,995     1.6       77,448     2.2
Ohio                75,950     1.6       47,396     1.0       47,851     1.1       37,603     1.0       15,192     0.4
Connecticut         72,154     1.5       75,946     1.7       81,418     1.8       83,002     2.2       85,204     2.4
North Carolina      69,465     1.4       31,601     0.7       23,260     0.5       19,683     0.5       20,404     0.6
Pennsylvania        68,728     1.4       59,859     1.3       53,355     1.2       43,223     1.1       30,372     0.8
Massachusetts       68,061     1.4       44,300     1.0       45,233     1.0       17,658     0.5        6,371     0.2
Minnesota           63,885     1.3       42,144     0.9       32,866     0.7       23,347     0.6       30,880     0.9
New York            48,395     1.0       38,794     0.8       40,532     0.9       27,700     0.7       13,014     0.4
Michigan            46,661     0.9       46,548     1.0       45,784     1.0       46,239     1.2       10,391     0.3
Alabama             37,624     0.8       39,514     0.9       38,147     0.8       38,604     1.0       43,126     1.2
South Carolina      36,372     0.7       40,674     0.9       26,402     0.6       27,163     0.7       13,792     0.4
Indiana             34,689     0.7       27,191     0.6       25,048     0.5       13,652     0.3        7,556     0.2
Maine               23,039     0.5        9,316     0.2       11,023     0.2        1,208     --           290     --
Other States       180,873     3.5      177,710     4.0      187,567     4.3      181,028     4.7      201,759     5.7
                ----------   ------  ----------   ------  ----------   ------  ----------   ------  ----------   ------
                $4,911,455   100.0%  $4,596,685   100.0%  $4,433,827   100.0%  $3,851,023   100.0%  $3,590,528   100.0%
                ==========   ======  ==========   ======  ==========   ======  ==========   ======  ==========   ======

The following table presents the composition of the Corporation's total real estate portfolio (excluding mortgage-backed securities and before any reduction for unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan fees and allowace for loan proceeds, deferred loan fees and allowance for loan losses) by state and property type at June 30, 1997:

--------------------------------------------------------------------------------------------------------
                 Residential   Multi-     Land                    Sub    Commercial                 % of
  State           1-4 Units    Family     Loans     FHA/VA       Total     Loans         Total     Total
----------       -----------  --------   -------   --------   ---------- ----------   ----------   -----
                                                      (Dollars in Thousands)
Nebraska          $  770,077  $ 14,580   $ 2,739   $ 79,405   $  866,801   $ 70,100   $  936,901    19.1%
Colorado             689,411    14,634     1,950     17,999      723,994    100,533      824,527    16.8
Kansas               289,606        --        15     51,904      341,525     23,065      364,590     7.4
Georgia              223,594        --        --      9,800      233,394      2,068      235,462     4.8
Oklahoma             210,431        --        --     21,794      232,225         15      232,240     4.7
Texas                155,271     9,360        --     18,796      183,427      3,364      186,791     3.8
Missouri             133,368       519        --     19,894      153,781      2,843      156,624     3.2
Virginia             125,692        --        --     14,806      140,498         --      140,498     2.9
Maryland             112,396        --        --     26,483      138,879         --      138,879     2.8
Iowa                 114,593     2,934        --     13,000      130,527      7,064      137,591     2.8
California           113,377        --        --     11,301      124,678      3,572      128,250     2.6
Florida               94,407        --        --     11,161      105,568     11,267      116,835     2.4
Nevada                83,293        --    15,284      4,672      103,249      6,156      109,405     2.2
New Jersey           106,038        --        --        984      107,022         --      107,022     2.2
Illinois              81,743        --        --     10,526       92,269         --       92,269     1.9
Washington            83,358        --        --      7,617       90,975         --       90,975     1.9
Arizona               70,542        --        --      9,532       80,074      6,626       86,700     1.8
Ohio                  69,384        --        --      6,566       75,950         --       75,950     1.6
Connecticut           72,043        --        --        111       72,154         --       72,154     1.5
North Carolina        46,622     6,267        --      3,835       56,724     12,741       69,465     1.4
Pennsylvania          67,404        --        --      1,324       68,728         --       68,728     1.4
Massachusetts         67,878        --        --        183       68,061         --       68,061     1.4
Minnesota             59,862        48        --      3,975       63,885         --       63,885     1.3
New York              47,616        --        --        436       48,052        343       48,395     1.0
Michigan              43,950        --        --      2,711       46,661         --       46,661     0.9
Alabama               32,265        --        --      5,359       37,624         --       37,624     0.8
South Carolina        33,953        --        --      2,419       36,372         --       36,372     0.7
Indiana               29,419        --        --      5,270       34,689         --       34,689     0.7
Maine                 23,039        --        --         --       23,039         --       23,039     0.5
Other States         156,566        --        --     15,486      172,052      8,821      180,873     3.5
                  ----------   -------   -------   --------   ----------   --------   ----------   ------
Total             $4,207,198  $ 48,342   $19,988   $377,349   $4,652,877   $258,578   $4,911,455   100.0%
                  ==========   =======   =======   ========   ==========   ========   ==========   ======
% of Total             85.7%      1.0%      0.4%       7.7%        94.8%       5.2%       100.0%
                  ==========   =======   =======   ========   ==========   ========   ==========

CONTRACTUAL PRINCIPAL REPAYMENTS.  The following table sets forth certain
---------------------------------
information at June 30, 1997, regarding the dollar amount of all loans and mortgage-backed securities maturing in the Corporation's portfolio based on contractual terms to maturity but does not include scheduled payments or an estimate of possible prepayments. Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less. Since prepayments significantly shorten the average life of mortgage loans and mortgage-backed securities, management believes that the following table will bear little resemblance to what will be the actual repayments of the loan and mortgage-backed securities portfolios. Loan balances have not been reduced for (i) unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan fees and allowance for loan losses or
(ii) nonperforming loans.

----------------------------------------------------------------------------------------------------

                                                       Due During the Year Ended June 30,
                                        ------------------------------------------------------------

----------------------------------------------------------------------------------------------------
                                                          1999-           After
                                            1998          2002            2002            Total
                                        ------------  --------------  --------------  --------------
PRINCIPAL REPAYMENTS                                         (In Thousands)
--------------------

REAL ESTATE LOANS:
  Single-family residential (1)
      Fixed-rate                        $     77,825  $      556,061  $    1,735,165  $    2,369,051
      Adjustable-rate                         30,231         147,014       1,855,864       2,033,109
  Multi-family residential, land
    and commercial real estate
      Fixed-rate                              19,228          45,808          49,182         114,218
      Adjustable-rate                         10,379          58,552         129,616         198,547
                                        ------------  --------------  --------------  --------------
                                             137,663         807,435       3,769,827       4,714,925
                                        ------------  --------------  --------------  --------------
CONSTRUCTION LOANS:
      Fixed-rate                              52,664             198              --          52,862
      Adjustable-rate                        138,248           5,420              --         143,668
                                        ------------  --------------  --------------  --------------
                                             190,912           5,618              --         196,530
                                        ------------  --------------  --------------  --------------
MORTGAGE-BACKED SECURITIES:
      Fixed-rate                              43,811         115,460         162,799         322,070
      Adjustable-rate                         11,001          51,168         633,743         695,912
                                        ------------  --------------  --------------  --------------
                                              54,812         166,628         796,542       1,017,982
                                        ------------  --------------  --------------  --------------
CONSUMER AND OTHER LOANS:
      Fixed-rate                             100,379         347,023              --         447,402
      Adjustable-rate                          3,609          14,850              --          18,459
                                        ------------  --------------  --------------  --------------
                                             103,988         361,873              --         465,861
                                        ------------  --------------  --------------  --------------

PRINCIPAL REPAYMENTS                    $    487,375  $    1,341,554  $    4,566,369  $    6,395,298
                                        ============  ==============  ==============  ==============

----------------------------------------------------------------------------------------------------


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

The following table sets forth the amount of all loans and mortgage-backed securities due after June 30, 1998, (July 1, 1998 and thereafter), which have fixed interest rates and those which have adjustable interest rates. Such loans and mortgage-backed securities have not been reduced for (i) unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan fees and allowance for loan losses or (ii) nonperforming loans.

---------------------------------------------------------------------------------------
                                                           Adjustable
                                            Fixed-Rate        Rate            Total
                                          -------------   -------------   -------------
                                                      (Dollars In Thousands)
Real estate loans:
  Single-family residential               $   2,291,226   $   2,002,878   $   4,294,104
  Multi-family residential,
    land and commercial                          94,990         188,168         283,158
  Construction loans                                198           5,420           5,618
Mortgage-backed securities                      278,259         684,911         963,170
Consumer and other loans                        347,023          14,850         361,873
                                          -------------   -------------   -------------
  Principal repayments due
    after June 30, 1998                   $   3,011,696   $   2,896,227   $   5,907,923
                                          =============   =============   =============

---------------------------------------------------------------------------------------

LOAN ORIGINATIONS
-----------------

RESIDENTIAL LOANS.  The Corporation, through its 107 branch network and CFMC's
------------------
loan offices and nationwide correspondent network, originates and purchases both fixed-rate and adjustable-rate mortgage loans secured by single-family units. Such residential mortgage loans are either (i) conventional mortgage loans which comply with the requirements for sale to, or conversion into securities issued by, FNMA or FHLMC ("conventional conforming loans"), (ii) mortgage loans which exceed the maximum loan amount allowed by FNMA or FHLMC, but which otherwise generally comply with FNMA and FHLMC loan requirements ("conventional nonconforming loans") or (iii) FHA/VA loans which qualify for sale in the form of securities guaranteed by GNMA. The Corporation originates substantially all conventional conforming loans or conventional nonconforming loans (collectively, "conventional loans") with loan-to-value ratios at or below 80.0% unless the borrower obtains private mortgage insurance (through the Corporation's mortgage banking subsidiary, which premium the borrower pays with their mortgage payment) for the Corporation's benefit covering that portion of the loan in excess of 80.0% of the appraised value. Occasional exceptions to the 80.0% loan-to-value ratio for conventional loans are made for loans to facilitate the resolution of nonperforming assets.

Fixed-rate residential mortgage loans generally are originated with terms of 15 and 30 years and are amortized on a monthly basis with principal and interest due each month. Adjustable-rate residential mortgage loans generally are also originated with terms of 15 and 30 years. However, certain adjustable-rate loans contain provisions which permit the borrower, at the borrower's option, to convert at certain periodic intervals over the life of the loan to a long-term fixed-rate loan. The adjustable-rate loans currently have interest rates which are scheduled to adjust at six, 12, 24 or 36 month intervals based upon various indices, including the Treasury Constant Maturity Index or the Eleventh District Federal Home Loan Bank Board Cost of Funds Index. The amount of any such interest rate increase is limited to one or two percentage points annually and four to six percentage points over the life of the loan. Certain adjustable-rate loans are also offered which have interest rates fixed over annual periods ranging from two through seven years, and also ten year loans, with such loans repricing annually after the fixed interest-rate term. Adjustable-rate loans are primarily offered at the fully indexed contractual rate. The Corporation applies its underwriting criteria to such loans based on the amount of the loan for which the borrower could qualify at the indexed rate. At June 30, 1997, approximately .81%, or $32.8 million, of the Corporation's residential real estate loan portfolio was 90 days or more delinquent. See "Asset Quality" herein.

RESIDENTIAL CONSTRUCTION LOANS. Prior to 1995, the Corporation was not actively
------------------------------
pursuing construction loans, but provided interim construction financing that was tied to permanent real estate mortgage loans. Beginning in fiscal year 1995, the Corporation's single-family residential construction lending activity has increased primarily as a result of the construction lending operations conducted by an institution the Corporation acquired in October 1995. During fiscal years 1997, 1996 and 1995, the Corporation originated $188.2 million, $206.4 million and $216.2 million, respectively, of residential construction loans. The Corporation conducts its single-family residential construction lending operations predominantly in its primary five-state market area and Las Vegas, Nevada. During fiscal year 1997, individual residential construction loan originations over $1.0 million consisted of 10 loans totaling $16.6 million with loan-to-value ratios ranging from 68.0% to 78.0% and interest rates ranging from prime plus 1.25% to prime plus 2.00%. The residential construction lending operations, which loans are subject to prudent credit review and other underwriting standards and procedures, are expected to constitute the approximate same portion of the Corporation's lending business in the future as in fiscal year 1997. At June 30, 1997, approximately .82%, or $1.5 million, of the Corporation's residential construction loan portfolio was 90 days or more delinquent.

Construction financing is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) thereof. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Corporation may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, the Corporation may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

COMMERCIAL REAL ESTATE AND LAND LOANS.  The Corporation originated commercial
--------------------------------------
real estate loans totaling $55.5 million, $45.2 million and $29.4 million, respectively, during fiscal years 1997, 1996 and 1995. Commercial real estate lending may entail significant additional risks compared with residential real estate lending. These additional risks are due to larger loan balances which are more sensitive to economic conditions, business cycle downturns and construction related risks. The payment of principal and interest due on the Corporation's commercial real estate loans is substantially dependent upon the performance of the projects securing such loans. As an example, to the extent that the occupancy and rental rates are not high enough to generate the income necessary to make such payments, the Corporation could experience an increased rate of delinquency and could be required either to declare such loans in default and foreclose upon such properties or to make concessions on the terms of the repayment of such loans. During fiscal year 1997, individual commercial real estate loan originations over $1.0 million consisted of eight loans totaling $21.2 million with loan-to-value ratios ranging from 47.0% to 75.0% and interest rates ranging from 8.25% to 10.0%. At June 30, 1997, approximately
 .16%, or $424,000, of the Corporation's commercial real estate and land loans were 90 days or more delinquent. See "Asset Quality" herein.

The aggregate amount of loans which a federal savings institution may make on the security of liens on nonresidential real property may not exceed 400.0% of the institution's total risk-based capital as determined under current regulatory capital standards. Such limitation totaled approximately $1.979 billion at June 30, 1997, compared to $278.6 million of such loans outstanding at June 30, 1997. This restriction has not and is not expected to materially affect the Corporation's business.

CONSUMER LOANS.  Federal regulations permit federal savings institutions to make
---------------
secured and unsecured consumer loans up to 30.0% of an institution's total regulatory assets. In addition, a federal savings institution has lending authority above the 30.0% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and savings account secured loans. During fiscal years 1997, 1996 and 1995, the Corporation originated $333.2 million, $276.5 million and $164.5 million, respectively, of consumer loans. Consumer loans originated by the Corporation are primarily second mortgage loans, loans to depositors on the security of their savings accounts and loans secured by automobiles. The Corporation has increased its secured consumer lending activities in order to meet its customer's financial needs and will continue to emphasize such lending activities in the future in its primary market areas.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Corporation, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. At June 30, 1997, approximately .45%, or $2.0 million, of the Corporation's consumer loans are 90 days or more delinquent. See "Asset Quality" herein.

BULK LOAN PURCHASES.  Between January 1991 and June 30, 1992, as part of its
--------------------
balance sheet restructuring, the Corporation purchased 71 whole loan packages, the majority of which was from the Resolution Trust Corporation ("RTC"), comprised of 46,500 loans primarily collateralized by single-family residential properties with principal balances aggregating $2.5 billion. These purchased loans had a weighted average yield of 8.71%. At June 30, 1997, 1996 and 1995, the aggregate principal balance of these bulk purchased loans associated with such restructuring was $494.6 million, $574.4 million and $701.9 million, respectively.

Based upon both a review and analysis of the information provided by the seller with respect to each loan package and management's own due diligence review of a certain percentage (usually 5.0% to 10.0%) of the loans within a loan package, management established specific estimated allowance amounts which were allocated from the discount amounts on the loan packages. At June 30, 1997, 1996 and 1995, $10.8 million, $12.8 million and $15.3 million, respectively, of the discount amount relating to these purchased loans was allocated to an estimated allowance amount for potential credit risk associated with such bulk purchased loans. These allowances are available to absorb losses associated with the respective purchased loan packages and are not available to absorb losses from other loans. At June 30, 1997, 1996 and 1995, $18.3 million, $17.8 million and $17.8, respectively, of these purchased loans were past due 90 days or more.

To the extent opportunities to make similar bulk purchases of loans become available, the Corporation will consider making such purchases in the future. The Corporation also purchases loans from its correspondent network and will continue to do so in the future. During fiscal years 1997, 1996 and 1995, the Corporation purchased $300.2 million, $286.1 million and $461.3 million, respectively, of other loan packages not associated with the aforementioned restructuring efforts.

Loan Sales.  In addition to originating loans for its portfolio, the
-----------
Corporation, through its mortgage banking subsidiary, participates in secondary mortgage market activities by selling whole and securitized loans to institutional investors or other financial institutions with the Corporation generally retaining the right to service such loans. Substantially all of the Corporation's secondary mortgage market activity is with GNMA, FNMA and FHLMC. Conventional conforming loans are either sold for cash as individual whole loans to FNMA or FHLMC, or pooled in exchange for securities issued by FNMA or FHLMC which are then sold to investment banking firms.

FHA/VA loans are originated or purchased by the Corporation's mortgage banking subsidiary and, either are retained for the Corporation's real estate loan portfolio, or are pooled to form GNMA securities which are subsequently sold to investment banking firms, or are sold to the Bank and retained in the Corporation's mortgage-backed securities held for investment portfolio.

During fiscal years 1997, 1996 and 1995, the Corporation sold an aggregate of $552.2 million, $667.7 million and $654.4 billion, respectively, in mortgage loans resulting in net gains of $386,000 and $164,000, respectively, in fiscal years 1997 and 1996, and a net loss of $1.7 million in fiscal year 1995. Of the amount of mortgage loans sold during fiscal year 1997, $549.3 million were sold in the secondary market, of which 64.3% were converted into GNMA securities, 31.2% were sold directly to FNMA or FHLMC for cash or were exchanged for securities issued by FNMA or FHLMC, and the remaining were sold to other institutional investors. At June 30, 1997, the carrying value of loans held for sale totaled $68.7 million.

The net gains recorded in fiscal years 1997 and 1996 are attributable to the relatively stable interest rate environments over the respective periods.

Effective January 1, 1997, the Corporation adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125") on a prospective basis as required. SFAS No. 125 supersedes the provisions of SFAS No. 122. The adoption of SFAS No. 125 did not have a material effect on the Corporation's financial position or results of operations. Both statements require capitalization of internally originated mortgage servicing rights as well as purchased mortgage servicing rights. At June 30, 1997, 1996 and 1995, mortgage servicing rights totaled $47.8 million, $45.0 million and $36.2 million, respectively. SFAS No. 125 also requires that mortgage servicing rights be reported at the lower of cost or fair value. Mortgage servicing rights are stratified by loan type and interest rate for purposes of impairment measurement. Impairment losses are recognized to the extent the unamortized mortgage servicing right for each stratum exceeds the current market value, as reductions in the carrying value of the asset, through the use of a valuation allowance, with a corresponding reduction to loan servicing income. No valuation allowance for capitalized servicing rights was necessary to be established as of June 30, 1997 or 1996. The future effect of SFAS No. 125 is dependent, among other items, upon the volume and type of loans originated, the general levels of market interest rates and the rate of estimated loan prepayments.

Mortgage loans are generally sold in the secondary mortgage market without recourse to the Corporation in the event of borrower default, subject to certain limitations applicable to VA loans. Historical losses realized by the Corporation as a result of limitations applicable to VA loans have been immaterial on an annual basis. However, in connection with a 1987 acquisition of a financial institution, the Bank assumed agreements providing for recourse in the event of default on obligations transferred in connection with sales of certain securities by such institution. At June 30, 1997, the remaining balance of such loans sold with recourse totaled $28.3 million.

Set forth below is a table showing the Corporation's loan and mortgage-backed securities activity for the three fiscal years ended June 30 as indicated:


------------------------------------------------------------------------------------------------------------
                                                                     1997           1996            1995
                                                                 -----------     -----------     -----------
                                                                               (In Thousands)

LOANS ORIGINATED:
Real estate loans-
  Residential loans (1)                                          $   416,885     $   593,488     $   564,731
  Construction loans                                                 188,215         206,364         216,191
  Commercial real estate and land loans                               55,461          45,214          29,381
  Consumer loans                                                     333,188         276,507         164,499
                                                                 -----------     -----------     -----------
    Loans originated                                             $   993,749     $ 1,121,573     $   974,802
                                                                 ===========     ===========     ===========

LOANS PURCHASED:
Conventional mortgage loans-
  Residential loans                                              $   826,654     $   607,878     $   604,958
  Bulk loan purchases (2)                                            300,212         286,066         461,299
  Commercial loans                                                        --              --             942
Mortgage-backed securities                                                --          50,197          11,504
                                                                 -----------     -----------     -----------
     Loans purchased                                             $ 1,126,866     $   944,141     $ 1,078,703
                                                                 ===========     ===========     ===========
LOANS SECURITIZED:
Conventional mortgage loans securitized
   into mortgage-backed securities                               $    46,165     $    63,445     $   189,031
                                                                 ===========     ===========     ===========

ACQUISITIONS:
Residential real estate loans                                    $    83,413     $   138,679     $   101,067
Consumer loans                                                        51,639          27,599          12,173
Mortgage-backed securities                                            36,194          82,580          42,648
                                                                 -----------     -----------     -----------
     Loans from acquisitions                                     $   171,246     $   248,858     $   155,888
                                                                 ===========     ===========     ===========

LOANS SOLD:
Conventional mortgage loans                                      $   552,233     $   667,683     $   654,439
Mortgage-backed securities                                            72,275         178,580          40,815
                                                                 -----------     -----------     -----------
     Loans sold                                                  $   624,508     $   846,263     $   695,254
                                                                 ===========     ===========     ===========

------------------------------------------------------------------------------------------------------------

(1) Includes single-family and multi-family residential loans and FHA and VA loans. In addition, includes loans refinanced of $97,413, $176,520 and $32,564 for fiscal years 1997, 1996 and 1995, respectively.
(2)  Includes commercial loans purchased of $4,938 for fiscal year 1997.

LOAN SERVICING.  The Corporation, through its mortgage banking subsidiary,
---------------
services substantially all of the mortgage loans that it originates and purchases (whether retained for the Bank's portfolio or sold in the secondary market), thereby generating ongoing loan servicing fees. The Corporation also periodically purchases mortgage servicing rights. At June 30, 1997, the Bank's mortgage banking subsidiary was servicing approximately 107,900 loans and participations for others with principal balances aggregating $5.952 billion, compared to 107,800 loans with principal balances totaling $5.870 billion at June 30, 1996. At June 30, 1997, adjustable-rate mortgage loans represented 18.1% of the aggregate dollar amount of loans in the servicing portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General," -- "Loan Servicing Fees" and -- "Note 23 - Segment Information" in the Annual Report for information pertaining to revenue from servicing loans for others.

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

The Corporation receives fees for servicing mortgage loans for others, ranging generally from .25% to .50% per annum on the declining principal balances of the loans. The average service fee collected by the Corporation was .41% and .42%, respectively, for fiscal years 1997 and 1996. The Corporation's servicing portfolio is subject to reduction primarily by reason of normal amortization and prepayment of outstanding mortgage loans. In general, the value of the Corporation's loan servicing portfolio may also be adversely affected as mortgage interest rates decline and loan prepayments increase. It is expected that income generated from the Corporation's loan servicing portfolio also will decline in such an environment. This negative effect on the Corporation's income may be offset somewhat by a rise in origination and servicing fee income attributable to new loan originations, which historically have increased in periods of low mortgage interest rates. The weighted average mortgage loan note rate of the Corporation's servicing portfolio at June 30, 1997, was 7.89% compared to 7.90% at June 30, 1996.

At June 30, 1997, 95.0% of the Corporation's mortgage servicing portfolio for other institutions was covered by servicing agreements pursuant to the mortgage-backed securities programs of GNMA, FNMA and FHLMC. Under these agreements, the Corporation may be required to advance funds temporarily to make scheduled payments of principal, interest, taxes or insurance if the borrower fails to make such payments. Although the Corporation cannot charge any interest on such advance funds, the Corporation typically recovers the advances within a reasonable number of days upon receipt of the borrower's payment, or in the absence of such payment, advances are recovered through FHA insurance or VA guarantees or FNMA or FHLMC reimbursement provisions in connection with loan foreclosures. During fiscal year 1997, the average amount of funds advanced by the Corporation pursuant to servicing agreements was approximately $2.4 million.

INTEREST RATES AND LOAN FEES.  Interest rates charged by the Corporation on its
-----------------------------
loans are primarily determined by secondary market yield requirements and competitive loan rates offered in its lending areas. Nebraska, Iowa and Oklahoma law do not provide an interest rate limitation on loans secured by real estate, however, such states do impose various limitations on the interest rate which may be charged on installment and personal loans made to non-corporate borrowers. Generally, interest rates on these loans are limited in Nebraska as follows: (i) 19.0% for unsecured loans made for the purpose of property alterations or repairs and for loans made in accordance with the provisions of Titles I or II of the National Housing Act, and (ii) 16.0% for loans to individuals providing such loans are not secured by real estate, total less than $25,000 and are not home improvement loans. Oklahoma and Iowa laws generally limit interest rates charged on installment and personal loans made to non-corporate borrowers to 21.0%, although loans in excess of $45,000 and $25,000, respectively, are not subject to any interest rate limitation. Colorado statutory usury limitations prohibit the Corporation from contracting for payment by the debtor of any loan finance charge in excess of a 45.0% annual percentage rate when the loan is secured by a first lien against real estate or is for a business or commercial purpose. Colorado usury limitations also restrict the Corporation for all other loans, excluding business or commercial purpose loans, from contracting for payment by the debtor of any loan finance charge in excess of a 21.0% annual law imposes various interest rate limitations on consumer loans of $25,000 or less which are generally limited to 18.0% per annual percentage rate. Kansas law limits the interest rate on fixed-rate non-business loans secured by real estate to an index based on FHLMC securities, while interest rates imposed on variable rate mortgages are generally not limited. In addition to interest earned on loans, the Corporation receives loan origination fees for originating certain loans. These fees are a percentage of the principal amount of the mortgage loan and are charged to the borrower.

LOAN COMMITMENTS.  At June 30, 1997, the Corporation had issued commitments of
-----------------
$150.8 million, excluding undisbursed portion of loans in process, to fund and purchase loans. These commitments are generally expected to settle within three months following June 30, 1997. These outstanding loan commitments to extend credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation anticipates that normal amortization and prepayments of loan and mortgage-backed security principal will be sufficient to fund these loan commitments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Annual Report.

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

A troubled debt restructuring is a loan on which the Corporation, for reasons related to the debtor's financial difficulties, grants a concession to the debtor, such as a reduction in the loan's interest rate, a reduction in the face amount of the debt, or an extension of the maturity date of the loan, that the Corporation would not otherwise consider. A loan classified as a troubled debt restructuring may be reclassified as current if such loan has returned to a performing status at a market rate of interest for at least 8 to 12 months, the loan-to-value ratio is 80.0% or less, the cash flows generated from the collateralized property support the loan amount subject to minimum debt service coverage as defined and overall applicable economic conditions are favorable. Such loans have decreased steadily over the past five fiscal years to a balance of $9.6 million at June 30, 1997, compared to $14.8 million and $17.9 million, respectively, at June 30, 1996 and 1995. No materially significant loans classified as troubled debt restructuring have been added to the Corporation's nonperforming assets since fiscal year 1994.

The Corporation's nonperforming assets totaling $63.5 million decreased by $3.1 million, or 4.6%, at June 30, 1997, compared to June 30, 1996, primarily as a result of net decreases of $5.2 million in troubled debt restructurings and $1.1 million in nonperforming loans offset by a net increase of $3.2 million in real estate.

The following table sets forth information with respect to the Bank's nonperforming assets at June 30 as follows:
--------------------------------------------------------------------------------

                                                    1997       1996        1995        1994        1993
----------------------------------------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
Loans accounted for on a nonaccrual basis: (1)
     Real estate -
       Residential                                $34,348     $34,660     $30,841     $27,470     $29,888
       Commercial                                     424       2,357         773       5,613       1,377
     Consumer                                       2,042         888         644         409         322
                                                  -------     -------     -------     -------    --------
          Total                                    36,814      37,905      32,258      33,492      31,587
                                                  -------     -------     -------     -------    --------
     Accruing loans which are contractually
       past due 90 days or more                         -           -           -           -           -
                                                  -------     -------     -------     -------    --------
Total nonperforming loans                          36,814      37,905      32,258      33,492      31,587
                                                  -------     -------     -------     -------    --------
Real estate: (2)
  Commercial                                        8,417       8,850       8,795      16,869      23,808
  Residential                                       8,599       4,986       3,784       4,566       6,519
                                                  -------     -------     -------     -------    --------
          Total                                    17,016      13,836      12,579      21,435      30,327
                                                  -------     -------     -------     -------    --------
Troubled debt restructurings: (3)
  Commercial                                        8,857      13,894      16,566      19,455      39,852
  Residential                                         787         909       1,294       1,580       2,164
                                                  -------     -------     -------     -------    --------
          Total                                     9,644      14,803      17,860      21,035      42,016
                                                  -------     -------     -------     -------    --------

Nonperforming assets                              $63,474     $66,544     $62,697     $75,962    $103,930
                                                  =======     =======     =======     =======    ========

Nonperforming loans to total loans (4)               0.68%       0.77%       0.69%       0.83%       0.85%
Nonperforming assets to total assets                 0.89%       1.01%       0.95%       1.27%       1.97%
---------------------------------------------------------------------------------------------------------

Allowance for loan losses:
   Other loans                                    $37,658     $36,513     $33,261     $27,530     $24,637
   Bulk purchased loans (5)                        10,809      12,765      15,280      17,321      22,271
                                                  -------     -------     -------     -------    --------
          Total                                   $48,467     $49,278     $48,541     $44,851     $46,908
                                                  =======     =======     =======     =======    ========

Allowance for bulk purchased loan
    losses to bulk purchased loans (5)               2.19%       2.22%       2.18%       2.00%       1.69%
Allowance for loan losses (other loans)
    to total loans (less bulk purchased loans)       0.77%       0.83%       0.84%       0.87%       1.02%
Allowance for loan losses to total loans (4)         0.90%       0.99%       1.04%       1.11%       1.26%
Allowance for loan losses
    to total nonperforming assets                   76.36%      74.05%      77.42%      59.04%      45.13%
Allowance for loan losses (other loans)
    to total nonperforming loans
    (less nonperforming bulk purchased loans) (6)  203.19%     182.00%     230.10%     171.61%     183.16%
---------------------------------------------------------------------------------------------------------

                           (Continued on next page)

(1) During fiscal years 1997, 1996 and 1995, the Corporation did not record any interest income on these nonaccruing loans. Had these loans been current in accordance with their original terms and outstanding throughout this fiscal year or since origination, the Corporation would have recorded gross interest income on these loans of $2.4 million, $2.2 million and $1.9 million, respectively.

(2) Real estate as a component of nonperforming assets does not include performing real estate held for investment, which totaled $2.7 million, $2.8 million and $4.2 million, respectively, at June 30, 1997, 1996 and 1995.

(3) During fiscal years 1997, 1996 and 1995, the Corporation recognized interest income on these loans classified as troubled debt restructurings aggregating $804,000, $1.3 million and $1.7 million, respectively, whereas under their original terms the Corporation would have recognized interest income of $985,000, $1.5 million and $1.9 million, respectively. At June 30, 1997, the Corporation had no material commitments to lend additional funds to borrowers whose loans were subject to troubled debt restructuring.

(4) Based on the total balance of loans receivable (before any reduction for unamortized discounts net of premiums, undisbursed loan proceeds, deferred loan fees and allowance for loan losses) at the respective dates.

(5) At June 30, 1997, 1996 and 1995, $10.8 million, $12.8 million and $15.3 million, respectively, of allowance for loan losses for bulk purchased loans, which had been allocated from the amount of net discounts associated with the Corporation's purchase of these loans is included in the total allowance for loan losses to provide for the credit risk associated with these bulk purchased loans, which had balances of $494.6 million, $574.4 million and $701.9 million, respectively, at June 30, 1997, 1996 and 1995. These allowances are available only to absorb losses associated with the respective bulk purchased loans and are not available to absorb losses from other loans.

(6) Nonperforming bulk purchased loans approximating $18.3 million, $17.8 million and $17.8 million, respectively, at June 30, 1997, 1996 and 1995, and the allowance for loan losses associated with the total bulk purchased loans, have been excluded from this calculation since these allowances are not available to absorb the losses associated with other loans in the portfolio.

--------------------------------------------------------------------------------
For a discussion of the major components of the $3.1 million decrease in nonperforming assets during the fiscal year ended June 30, 1997, compared to June 30, 1996, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Provision for Loan Losses and Real Estate Operations" in the Annual Report.

The geographic concentration of nonperforming loans at June 30 was as follows:

--------------------------------------------------------------------------------------

State                           1997        1996        1995        1994        1993
-----                        ---------   ---------   ---------   ---------   ---------
                                                   (In Thousands)

Texas                        $   3,274   $   3,290   $   3,601   $   4,417   $   3,377
California                       2,977       4,624       3,758       3,966       2,802
Nebraska                         2,629       2,352       2,037       1,551       2,237
Georgia                          2,601       3,389       2,559       2,355       3,273
Missouri                         2,402       2,018       1,864       1,720       2,334
Oklahoma                         2,303       1,496       1,019         541         609
Kansas                           2,041       2,012         469       1,022       1,407
Illinois                         1,754       1,158       1,234       1,502       1,976
Maryland                         1,623       1,548         743         613          --
Colorado                         1,489       2,789       2,794       5,016       2,260
Florida                          1,389         891       1,553       1,148       1,268
New Jersey                       1,060       1,069       1,680       1,361         793
Connecticut                        860         739         643          37         385
Pennsylvania                       855         663         715         823         967
Virginia                           656         880         446         790         552
Arizona                            619         411         539         569       2,061
New York                           606         447         855         407         366
Indiana                            489         238         411         145         113
Washington                         449         647         745         841         465
North Carolina                     392         205         455         237         220
Other States                     6,346       7,039       4,138       4,431       4,122
                             ---------   ---------   ---------   ---------   ---------
  Nonperforming loans        $  36,814   $  37,905   $  32,258   $  33,492   $  31,587
                             =========   =========   =========   =========   =========


--------------------------------------------------------------------------------------

Nonperforming loans at June 30, 1997, consisted of 1,096 loans with an average balance of $33,589. Nonperforming loans totaling $36.8 million at June 30, 1997, consisted of $424,000 (three loans) collateralized by commercial real estate, $32.8 million (757 loans) collateralized by residential real estate, $1.5 million (10 loans) collateralized by residential construction real estate and $2.0 million (326 loans) of consumer loans.

The geographic concentration of nonperforming real estate at June 30 was as follows:


----------------------------------------------------------------------------------------

State                            1997        1996        1995        1994        1993
-----                          ---------   ---------   ---------   ---------   ---------
                                                    (In Thousands)

Nebraska                       $   5,565   $   5,356   $   5,770   $   6,868   $   8,871
Colorado                           5,161       6,011       6,823       4,027       8,241
California                         1,191         187         109          64       8,772
Georgia                              933         187         510       2,549       1,016
Kansas                               832          36          47         138         551
Nevada                               603          --          --          --          --
Missouri                             522         125         262         219          --
Oklahoma                             509         384         391       1,348       2,888
Florida                              277         312         197         115          --
New Jersey                           240         270         280          90         362
Texas                                220       1,608         999       8,323         653
Iowa                                 106         108         129         248       1,664
Pennsylvania                         102         116         326         351          --
Tennessee                             --          --         119          --          23
Other states                       1,940       2,063         624       1,484         774
Unallocated reserves              (1,185)     (2,927)     (4,007)     (4,389)     (3,488)
                               ---------   ---------   ---------   ---------   ---------
  Nonperforming real estate    $  17,016   $  13,836   $  12,579   $  21,435   $  30,327
                               =========   =========   =========   =========   =========

-----------------------------------------------------------------------------------------

At June 30, 1997, total nonperforming commercial real estate amounted to $8.4 million (18 properties) or 49.5% of the $17.0 million in total nonperforming real estate (consisting of 179 properties), and the remaining $8.6 million (161 properties) consisted of nonperforming residential real estate. The Corporation's commercial real estate at June 30, 1997, is located primarily in Colorado and Nebraska.

Under the Corporation's credit policies and practices, certain real estate loans meet the definition of impaired loans under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." A loan is considered impaired when it is probable that the Corporation, based upon current information, will not collect amounts due, both principal and interest, according to the contractual terms of the loan agreement. Certain loans are exempt from the provisions of the aforementioned accounting statements, including large groups of smaller-balance homogenous loans that are collectively evaluated for impairment which, for the Corporation, include one-to-four family first mortgage loans and consumer loans. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

Loans reviewed for impairment by the Corporation are primarily limited to loans modified in a troubled debt restructuring (after July 1, 1994) and commercial real estate loans. The Corporation's impaired loan identification and measurement processes are conducted in conjunction with the Corporation's review of classified assets and adequacy of its allowance for possible loan losses. Specific factors utilized in the impaired loan identification process include, but are not limited to, delinquency status, loan-to-value ratio, debt coverage and certain other conditions pursuant to the Corporation's classification policy. At June 30, 1997, the Corporation had impaired loans totaling $7.4 million, net of specific reserves, of which $6.5 million are classified as troubled debt restructurings. This balance of troubled debt restructurings is included in the Corporation's $8.9 million balance as shown in the table for nonperforming assets.

CLASSIFICATION OF ASSETS.  Savings institutions are required to review their
-------------------------
assets on a regular basis and, as warranted, classify them as "substandard," "doubtful," or "loss" as defined by OTS regulations. Adequate general valuation allowances are required to be established for assets classified as substandard or doubtful. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. An asset which does not currently warrant classification as substandard but which possesses credit deficiencies or potential weaknesses deserving close attention is required to be designated as "special mention." In addition, a savings institution is required to set aside adequate valuation allowances to the extent that any affiliate possesses assets which pose a risk to the savings institution. The OTS has the authority to approve, disapprove or modify any asset classification or any amount established as an allowance pursuant to such classification. Based on a review of the Corporation's portfolio at June 30, 1997, pursuant to reporting on the quarterly thrift financial report, the Corporation had $16.3 million in assets classified as special mention, $60.9 million in assets classified as substandard, no assets classified as doubtful or as loss. As required, specific valuation allowances have been established in an amount equal to 100.0% of all assets classified as loss. Substantially all nonperforming assets at June 30, 1997, are classified as either substandard or loss pursuant to applicable asset classification standards. Of the Corporation's loans which were not classified at June 30, 1997, there were no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

LOAN AND REAL ESTATE REVIEW POLICY.  Management of the Corporation has the
-----------------------------------
responsibility of establishing policies and procedures for the timely evaluation of the credit risk in the Corporation's loan and real estate portfolios. Management is also responsible for the determination of all specific and general provisions for loan and real estate losses, taking into consideration a number of factors, including changes in the composition of the Corporation's loan portfolio and real estate balances, current economic conditions, including real estate market conditions in the Corporation's lending areas, that may affect the borrower's ability to make payments on loans, regular examinations by the Corporation's credit review group of the quality of the overall loan and real estate portfolios, and regular review of specific problem loans and real estate. See "Nonperforming Assets" herein.

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

It is management's responsibility to maintain a reasonable allowance for loan losses applicable to all categories of loans through periodic charges to operations. The Corporation employs a systematic methodology to determine the amount of general loan losses, in addition to specific valuation allowances, to be recorded as a percentage of the respective loan balances as follows:


                                                                                              General
                                                                                              Loan Loss
                   Type of Loan and Status                                                    Percentage
                   -----------------------                                                    ----------
                   RESIDENTIAL REAL ESTATE LOANS:
                       Current                                                                      .25%
                       90 days delinquent (or classified substandard)                              7.50
                   RESIDENTIAL CONSTRUCTION LOANS:
                       Current                                                                     1.00
                       90 days delinquent                                                         12.50
                   COMMERCIAL REAL ESTATE LOANS:
                       Current                                                                     1.00
                       Classified special mention                                                  2.00
                       90 days delinquent (or classified substandard)                             10.00
                   CONSUMER LOANS:
                       Current                                                                      .50
                       Classified substandard and 90 days delinquent                              20.00
                       120 days delinquent                                                       100.00
                       ( The unsecured balance of consumer loans over
                         120 days delinquent is generally written off )

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

During fiscal year 1997 consumer loan charge-offs, net of recoveries, totaled $7.0 million compared to $3.5 million and $1.3 million, respectively, during fiscal years 1996 and 1995. Consumer loan balances increased to $451.6 million at June 30, 1997, from $344.1 million and $231.8 million, respectively, at June 30, 1996 and 1995. Net consumer loan charge-offs of the Corporation reflect the overall trend in consumer credit quality deterioration generally experienced by the financial industry in the last 12 months. Management intends to increase its consumer loan portfolio, however, with improved underwriting and credit review procedures in place, along with improved collection efforts, implemented during fiscal year 1997, management does not anticipate similar increases in the loan loss provisions or in net charge-offs for consumer loans in fiscal 1998.

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

The following table sets forth the activity in the Bank's allowance for loan losses for the fiscal years ended June 30 as indicated:

--------------------------------------------------------------------------------------------------------------------------

                                                          1997          1996          1995          1994          1993
                                                      -----------    -----------   -----------   -----------   -----------
                                                                             (Dollars in Thousands)

Allowance for losses on
   loans at beginning of year                         $    49,278    $    48,541   $    44,851   $    46,908   $    50,704
                                                      -----------    -----------   -----------   -----------   -----------
Loans charged-off:
   Single-family residential                               (2,083)        (1,130)       (1,171)         (940)       (1,475)
   Multi-family residential
     and commercial real estate                                --           (210)         (842)       (2,083)       (1,264)
   Consumer                                                (9,116)        (4,193)       (1,758)       (1,075)       (1,043)
                                                      -----------    -----------   -----------   -----------   -----------
     Loans charged-off                                    (11,199)        (5,533)       (3,771)       (4,098)       (3,782)
                                                      -----------    -----------   -----------   -----------   -----------

Recoveries:
  Single-family residential                                     3             20            64           147            --
  Multi-family residential
     and commercial real estate                               175             46           815           164           857
  Consumer                                                  2,079            668           455           432           404
                                                      -----------    -----------   -----------   -----------   -----------
     Recoveries                                             2,257            734         1,334           743         1,261
                                                      -----------    -----------   -----------   -----------   -----------
Net loans charged-off                                      (8,942)        (4,799)       (2,437)       (3,355)       (2,521)
                                                      -----------    -----------   -----------   -----------   -----------

Provision charged to operations                             8,121          6,107         6,408         6,248         6,185
                                                      -----------    -----------   -----------   -----------   -----------
Railroad activity for the six months
  ended June 30, 1994, net                                     --             --           (58)           --            --
Allowances acquired in acquisitions                         1,966          1,944         1,818            --            --
Estimated allowance added
  for bulk purchased loans (1)                                 --             --            --            39           173
Change in estimate of allowance
  for bulk purchased loans (1)(2)                          (1,878)        (2,273)       (1,705)       (4,357)       (5,334)
Charge off to allowance
  for bulk purchased loans (1)                                (78)          (242)         (336)         (632)       (2,299)
                                                      -----------    -----------   -----------   -----------   -----------
Allowances for losses on loans at end of year         $    48,467    $    49,278   $    48,541   $    44,851   $    46,908
                                                      ===========    ===========   ===========   ===========   ===========
--------------------------------------------------------------------------------------------------------------------------

Ratio of net loans charged-off to average
  loans outstanding during the year                          0.18%          0.10%         0.06%         0.11%         0.13%

--------------------------------------------------------------------------------------------------------------------------

(1)  At June 30, 1997, 1996 and 1995, $10.8 million, $12.8 million and $15.3 million, respectively, of allowance for loan losses for bulk purchased loans, which had been allocated from the amount of net discounts associated with the Corporation's purchase of these loans, was included in the total allowance for loan losses. Such bulk purchased loans had balances of $494.6 million, $574.4 million and $701.9 million, respectively, at June 30, 1997, 1996 and 1995. These allowances are available only to absorb losses associated with the respective bulk purchased loans and are not available to absorb losses from other loans.
(2) Consists primarily of changes in estimates of allowance amounts for bulk purchased loans resulting from the 100% payoff of such purchased loans or from loan principal paydowns such that these reclassed allowance amounts will be amortized into income as a yield adjustment over the respective remaining lives of the related purchased loans.

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

The Corporation's general policy is to invest primarily in short-term liquid assets in compliance with these regulatory requirements. As of June 30, 1997, the Corporation had total average liquid assets of $327.9 million, which consisted of $34.6 million in cash, $1.9 million in federal funds and $291.4 million in agency-backed securities. The Corporation's liquidity and short-term liquidity ratios were 5.77% and 1.48%, respectively, at June 30, 1997. See "Regulation -- Liquidity Requirements." The Corporation's management objective is to maintain liquidity at a level sufficient to assure adequate funds, taking into account anticipated cash flows and available sources of credit, to allow future flexibility to meet withdrawal requests, to fund loan commitments, to maximize income while protecting against credit risks and to manage the repricing characteristics of the Corporation's assets and liabilities. Such liquid funds are managed in an effort to produce the highest yield consistent with maintaining safety of principal and within regulations governing the thrift industry. The relative size and mix of investment securities in the Corporation's portfolio are based on management's judgment compared to the yields and maturities available on other investment securities. The Corporation emphasizes low credit risk in selecting investment options.

The following table sets forth the carrying value of the Corporation's investment securities held to maturity and short-term cash investments at June 30:

------------------------------------------------------------------------------------------------------

                                                               1997            1996            1995
                                                           -----------     -----------     -----------
                                                                      (Dollars in Thousands)
Investment securities held to maturity:
  U.S. Treasury and other Government agency obligations     $  345,877      $  213,800      $  296,443
  Obligations of states and political subdivisions              14,068          18,642              --
  Other securities                                              19,182          10,703           1,050
                                                            ----------      ----------      ----------
    Total investment securities held to maturity               379,127         243,145         297,493
Interest earning cash on deposit (federal funds)                    --           2,400           6,345
                                                            ----------      ----------      ----------

    Total Investments                                       $  379,127      $  245,545      $  303,838
                                                            ==========      ==========      ==========

------------------------------------------------------------------------------------------------------

The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Corporation's investment securities held to maturity at June 30, 1997:


----------------------------------------------------------------------------------------------------------------------------------
                                                          One Year               Over One Within             Over Five Within
                                                          or Less                  Five Years                   Ten Years
                                                 -------------------------   -------------------------   -------------------------
                                                  Amortized      Average      Amortized      Average      Amortized      Average
                                                     Cost         Yield         Cost          Yield         Cost          Yield
                                                 -----------   -----------   -----------   -----------   -----------   -----------
                                                                              (Dollars in Thousands)
Investment securities held to maturity:
---------------------------------------

U.S. Treasury and other
  Government agency obligations                  $    45,224          5.38%  $   135,677          5.75%  $    65,000          7.29%
States and political subdivisions                         --            --         2,696          6.75        11,001          6.28
Other debt securities                                     --            --           100          7.09           926         12.50
                                                 -----------   -----------   -----------   -----------   -----------   -----------

  Total                                          $    45,224          5.38%  $   138,473          5.77%  $    76,927          7.21%
                                                 ===========   ===========   ===========   ===========   ===========   ===========

--------------------------------------------------------------------------------------------------------------------
                                                         More Than
                                                         Ten Years                            Total
                                                 -------------------------   ---------------------------------------
                                                  Amortized      Average       Amortized      Market       Average
                                                     Cost         Yield          Cost         Value         Yield
                                                 -----------   -----------   -----------   -----------   -----------
                                                                       (Dollars in Thousands)
Investment securities held to maturity:
---------------------------------------

U.S. Treasury and other
  Government agency obligations                  $    99,976          7.91%  $   345,877   $   343,824          6.61%
States and political subdivisions                        371          5.50        14,068        13,950          6.35
Other debt securities                                 18,156          7.21        19,182        19,322          7.47
                                                 -----------   -----------   -----------   -----------   -----------

 Total                                           $   118,503          7.80%  $   379,127   $   377,096          6.65%
                                                 ===========   ===========   ===========   ===========   ===========

For further information regarding the Corporation's investment securities held to maturity, see Note 3 to the Notes to Consolidated Financial Statements in the Annual Report.

SOURCES OF FUNDS
----------------

GENERAL.  Deposits have historically been the major source of the Corporation's
--------
funds for lending and other investment purposes. In addition to deposits, the Corporation derives funds from principal and interest repayments on loans and mortgage-backed securities, sales of loans, FHLB advances, securities sold under agreements to repurchase, prepayment and maturity of investment securities, and other borrowings. At June 30, 1997, deposits made up 66.7% of total interest-bearing liabilities compared to 70.6% at June 30, 1996. Deposit levels are significantly influenced by general interest rates, economic conditions and competition. Other borrowings, primarily FHLB advances, are utilized to compensate for any decreases in the normal or expected inflow of deposits.

The Corporation anticipates that it will in the future continue to grow its present five-state franchise through an ongoing program of selective acquisitions of other financial institutions. During fiscal year 1997 the Corporation consummated the acquisitions of Heritage and Investors. In addition, subsequent to June 30, 1997, the Corporation entered into definitive agreements to acquire three financial institutions: Liberty Financial Corporation, Mid Continent Bancshares, Inc., and First National Bank Shares, LTD. See Notes 2 and 29 to the Consolidated Financial Statements for additional information on these completed and pending acquisitions. Such completed and proposed acquisitions present the Corporation with the opportunity to further expand its retail network over last fiscal year in the Iowa and Kansas markets and to enter the Arizona market, as well as to increase its earnings potential by increasing its mortgage and consumer loan volumes funded by deposits which generally bear lower rates of interest than alternative sources of funds.


DEPOSITS.  The Corporation's deposit strategy is to emphasize retail branch
---------
deposits through extensive marketing efforts and product promotion, such as by offering a variety of checking accounts and deposit programs to satisfy customer needs. As such, during fiscal year 1997, NOW accounts increased $49.8 million, from $332.2 million at June 30, 1996, to $382.1 million at June 30, 1997. In addition, during fiscal year 1997 passbook accounts increased $118.5 million, from $623.5 million at June 30, 1996 to $742.0 million at June 30, 1997. Market rate savings decreased at June 30, 1997, to $137.9 million compared to $159.7 million at June 30, 1996. Rates on deposits are priced based on investment opportunities as the Corporation attempts to control the flow of funds in its deposit accounts according to its business objectives and the cost of alternative sources of funds.

Fixed-term, fixed-rate retail certificates are the primary sources of deposits for the Corporation and at June 30, 1997, represented 71.2% (or $3.117 billion) of the Bank's total deposits compared to 74.1% at June 30, 1996 (or $3.189 billion). The Corporation offers certificate accounts with terms ranging from one month to 120 months.

Total deposits increased $74.3 million during fiscal year 1997 from $4.305 billion at June 30, 1996, to $4.379 billion at June 30, 1997. This increase is primarily a result of the acquisitions of Heritage and Investors with acquired deposits totaling $158.2 million and $26.1 million, respectively. For fiscal year 1997, this increase was partially offset by decreases due mainly to depositors leaving for higher interest rates.

The following table sets forth the balances and percentages of the various types of deposits offered by the Corporation at the dates indicated and the change in the dollar amount of deposits between such dates:

                                      June 30, 1997                         June 30, 1996                June 30, 1995
                            ----------------------------------  ----------------------------------  ----------------------
                                           % of      Increase                  % of      Increase                  % of
                              Amount     Deposits   (Decrease)    Amount     Deposits   (Decrease)    Amount     Deposits
                            ----------   --------   ----------  ----------   --------   ----------  ----------   --------
                                                                        (Dollars in Thousands)
Passbook accounts           $  741,994     16.9%     $118,489   $  623,505     14.5%     $ 73,648   $  549,857     13.7%
NOW accounts                   382,076      8.7        49,843      332,233      7.7        35,681      296,552      7.4
Market rate savings            137,892      3.2       (21,780)     159,672      3.7       (31,322)     190,994      4.8
Certificates of deposit      3,116,957     71.2       (72,209)   3,189,166     74.1       215,246    2,973,920     74.1
                            ----------   -------   ----------   ----------   -------    ---------   ----------   -------
  Total Deposits            $4,378,919    100.0%     $ 74,343   $4,304,576    100.0%     $293,253   $4,011,323    100.0%
                            ==========   =======   ==========   ==========   =======    =========   ==========   =======

The following table shows the composition of average deposit balances and average rates for the fiscal years indicated:

------------------------------------------------------------------------------------------------------------
                                          1997                      1996                      1995
                                 -----------------------   -----------------------   -----------------------
                                  Average        Avg.        Average       Avg.       Average         Avg.
                                  Balance        Rate        Balance       Rate       Balance         Rate
                                 ----------   ----------   ----------   ----------   ----------   ----------
                                                            (Dollars in Thousands)

Passbook accounts                $  684,977         4.29%  $  582,706         4.24%  $  541,061         4.38%
NOW accounts                        351,190         0.71      436,027         0.63      277,995         0.93
Market rate savings                 149,641         3.48      170,886         3.34      218,646         3.36
Certificate of deposit            3,199,572         5.72    2,966,505         6.10    2,752,501         5.33
                                 ----------   ----------   ----------   ----------   ----------   ----------

Average deposit accounts         $4,385,380         5.02%  $4,156,124         5.15%  $3,790,203         4.76%
                                 ----------   ----------   ----------   ----------   ----------   ----------
                              ------------------------------------------------------------------------------

The following table sets forth the Corporation's certificates of deposit (fixed maturities) classified by rates for the three fiscal years ended June 30 as indicated:

------------------------------------------------------------------------------------------------------------
                                                 1997         1996         1995
                                              ----------   ----------   ----------
                                                         (In Thousands)
     Rate
     ----
Less than 3.00%                               $    6,708   $    8,848   $   11,846
3.00% - 3.99%                                      6,327       19,978       67,404
4.00% - 4.99%                                    200,708      285,083      518,061
5.00% - 5.99%                                  2,170,421    1,948,836    1,017,841
6.00% - 6.99%                                    604,337      606,704    1,026,035
7.00% - 7.99%                                    113,030      300,040      290,950
8.00% - 8.99%                                     10,844       15,090       34,798
9.00% and over                                     4,582        4,587        6,985
                                              ----------   ----------   ----------

  Certificates of deposit                     $3,116,957   $3,189,166   $2,973,920
                                              ==========   ==========   ==========

The following table presents the outstanding amount of certificates of deposit in amounts of $100,000 or more by time remaining until maturity for the three fiscal years ended June 30 as indicated:

------------------------------------------------------------------------------------------------------------

     Maturity Period
-----------------------------
                                                 1997         1996         1995
                                              ----------   ----------   ----------
                                                         (In Thousands)
Three months or less                          $   69,350   $   98,128   $   63,978
Over three through six months                     29,531       43,718       37,346
Over six through twelve months                    34,989       73,999       37,025
Over twelve months                                48,426       62,994       64,728
                                              ----------   ----------   ----------

  Total                                       $  182,296   $  278,839   $  203,077
                                              ==========   ==========   ==========

------------------------------------------------------------------------------------------------------------

For further information regarding the Corporation's deposits, see Note 12 to the Notes to Consolidated Financial Statements in the Annual Report.

BORROWINGS.                The Corporation has also relied upon other
-----------
borrowings, primarily advances from the FHLB of Topeka, as additional sources of funds. Advances from the FHLB of Topeka are typically secured by the Corporation's stock in the FHLB and a portion of first mortgage real estate loans. The maximum amount of FHLB advances which the FHLB will advance for purposes other than meeting deposit withdrawals fluctuates from time to time in accordance with federal regulatory policies. The Corporation is required to maintain an investment in FHLB stock in an amount equal to the greater of 1.0% of the aggregate unpaid loan principal of the Corporation's loans secured by home mortgage loans, home purchase contracts and similar obligations, or 5.0% of advances from the FHLB to the Corporation. The Corporation is also required to pledge such stock as collateral for FHLB advances. In addition to this collateral requirement, the Corporation is required to pledge additional collateral which may be unencumbered whole residential first mortgages with an aggregate unpaid principal amount equal to 158.0% of the Corporation's total outstanding FHLB advances. Alternatively, the Corporation can pledge 90.0% of the market value of U.S. government or U.S. government agency guaranteed securities, including mortgage-backed securities, as collateral for the outstanding FHLB advances. Pursuant to this requirement, as of June 30, 1997, the Corporation had pledged $2.8 billion of its real estate loans and held FHLB stock of $72.5 million.

At June 30, 1997, the Corporation had advances totaling approximately $1.416 billion from the FHLB of Topeka at interest rates ranging from 5.06% to 7.90% and at a weighted average rate of 5.94%. At June 30, 1996, such advances from the FHLB totaled $1.350 billion at interest rates ranging from 4.61% to 9.43% and at a weighted average rate of 5.66%.

The Corporation also borrows funds under repurchase agreements. During fiscal years 1997 and 1996 the Corporation utilized securities sold under agreements to repurchase primarily for liquidity and asset liability management purposes. Under a repurchase agreement, the Corporation sells securities (generally, government agency securities and GNMA, FNMA, FHLMC and AA rated privately issued mortgage-backed securities) and agrees to buy such securities back at a specified price at a subsequent date. Repurchase agreements are generally made for terms ranging from one day to four years, are subject to renewal, and are deemed to be borrowings collateralized by the securities sold. At June 30, 1997, the Corporation's repurchase agreements aggregated $639.3 million at an average rate of 6.04%. The Corporation's repurchase agreements were collateralized by $599.4 million and $73.8 million, respectively, of mortgage-backed securities and investment securities at June 30, 1997. At June 30, 1997, these repurchase agreements had maturities ranging from August 1997 to May 1999 with a weighted average maturity of 305 days.

Set forth below is certain information relating to the Corporation's securities sold under agreements to repurchase at the dates and for the periods indicated:

-----------------------------------------------------------------------------------------------------------------
                                                                                   Year Ended June 30,
                                                                          ---------------------------------------
                                                                              1997          1996          1995
                                                                          -----------    ----------    ----------
Balance at end of year                                                    $  639,294     $  380,755    $  208,373
Maximum month-end balance                                                 $  696,318     $  380,755    $  208,373
Average balance                                                           $  591,288     $  189,568    $  103,223
Weighted average interest rate during the year                                  6.19%          7.14%         7.59%
Weighted average interest rate at the end of year                               6.04%          6.51%         7.08%

-----------------------------------------------------------------------------------------------------------------

For further information regarding the Corporation's FHLB advances and securities sold under agreements to repurchase, see Notes 13 and 14 to the Notes to the Consolidated Financial Statements in the Annual Report.

CUSTOMER SERVICES.  The Corporation aggressively markets its various checking
------------------
and loan products as they are mass market entry points to target all consumers. This enables it to attract and service customers to which it can cross-sell its numerous services on a cost-effective, profitable basis with the goal of providing them with 100% of their financial needs. Accordingly, management continues to update data processing equipment in the Corporation's branch operations in order to provide a cost-effective and efficient delivery of services to its customers. The Corporation also has been proactive in the implementation of new consumer-oriented technologies, offering home banking services by providing Microsoft's Money, Intuit's Quicken, and America Online's BankNow financial software to its customer base. The Corporation continues to strive to meet the customer's financial needs. This is exemplified by the availability of home banking via personal computers, extended evening and weekend branch hours, extended hour customer service lines, and 24-hour telephone bill paying services. Additional information about the Corporation and its competitive products also can be accessed through the Corporation's "web site" at http://www.comfedbank.com. At June 30, 1997, there were 107 strategically located proprietary automatic teller machines ("ATMs") in use. These ATMs are also linked with a series of regional, national and international ATM services, including CASHBOX, CIRRUS, NETS, and MINIBANK. As a result of the Corporation's participation in these ATM services, electronic banking machines are currently available worldwide for the convenience of the Corporation's customers.

SUBSIDIARIES
------------

The Bank is permitted to invest an amount equal to 2.0% of its consolidated regulatory assets in capital stock and secured and unsecured loans in its service corporations, and an amount equal to 1.0% of its consolidated regulatory assets when such additional investment is used for community development purposes. In addition, federal savings institutions meeting regulatory capital requirements and certain other tests may invest up to 50.0% of their regulatory core capital in conforming first mortgage loans to service corporations. Under such limitations, at June 30, 1997, the Bank was authorized to invest up to $212.5 million in the stock of, or loans to, service corporations (based upon the 3.0% limitation). As of June 30, 1997, the Bank's investment in capital stock in its service corporations and their wholly-owned subsidiaries was $19.0 million less unsecured loans including conforming loans from those entities totaling $5.4 million for a net investment of $13.6 million.

Regulatory capital standards also contain a provision requiring that in determining capital compliance all savings associations must deduct from capital the amount of all post April 12, 1989, investments in and extensions of credit to subsidiaries engaged in activities not permissible for national banks. Currently, the Bank has one subsidiary, Commercial Federal Service Corporation, engaged in activities not permissible for national banks. Investments in such subsidiary must be 100% deducted from capital. See "Regulation -- Regulatory Capital Requirements." At June 30, 1997, the total investment in such subsidiary was $3.8 million which was deducted from capital. Capital deductions are not required for investment in subsidiaries engaged in non-national bank activities as agent for customers rather than as principal, subsidiaries engaged solely in mortgage banking activities, and certain other exempted subsidiaries.

The Bank is also required to give the FDIC and the Director of OTS 30 days prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. Both the FDIC and the Director of OTS have authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution.

At June 30, 1997, the Bank had eleven wholly-owned subsidiaries, two of which own and operate certain real estate properties of the Bank. As such, these subsidiaries are considered engaged in permissible activities and do not require deductions from capital as discussed above. In 1994, CFMC was approved by the OTS to be classified as an "operating subsidiary" and as such, CFMC ceased to be subject to the regulatory investment in service corporation limitations as of June 30, 1994. The remaining wholly-owned subsidiaries, exclusive of CFMC, are classified as service corporations. The principal active subsidiaries of the Bank are described below.

COMMERCIAL FEDERAL MORTGAGE CORPORATION ("CFMC").  CFMC is a full-service
-------------------------------------------------
mortgage banking company. The Corporation's real estate lending, secondary marketing, mortgage servicing and foreclosure activities are conducted primarily through CFMC. At June 30, 1997, CFMC serviced 63,000 loans for the Bank and 107,900 loans for others. See "Loan Originations -- Loan Servicing."

CFC Preferred Trust ("CFCPT"). CFCPT is a statutory business trust created under
-----------------------------
Delaware law pursuant to a trust agreement executed, in part, by the Corporation and the filing of a certificate of trust with Delaware on January 30, 1997. CFCPT exists for the exclusive purposes of (i) issuing and selling its trust securities, (ii) using the proceeds from the sale of such trust securities to acquire Debentures issued by the Corporation, and (iii) engaging in only those other activities necessary, convenient or incidental thereto. See, "General - Cumulative Trust Preferred Securities Offering."

COMMERCIAL FEDERAL INVESTMENT SERVICES, INC. ("CFIS").  CFIS offers customers
------------------------------------------------------
discount brokerage services through INVEST, a service of INVEST Financial Corporation ("IFC"), in 30 of the Corporation's branch offices. INVEST provides investment advice and access to all major stock, bond, mutual fund, and option markets. IFC, the registered broker-dealer, provides all support functions either independently or through affiliates. INVEST affects transactions only on behalf of its customers and does not buy or sell for its own account nor does it underwrite securities.

COMMERCIAL FEDERAL INSURANCE CORPORATION ("CFIC").  CFIC was formed in
-------------------------------------------------
November 1983 and serves as a full-service independent insurance agency, offering a full line of homeowners, commercial, health, auto and life insurance products. Additionally, a wholly-owned subsidiary of CFIC provides reinsurance on credit life and disability policies written by an unaffiliated carrier for consumer loan borrowers of the Corporation.

COMMERCIAL FEDERAL SERVICE CORPORATION ("CFSC").  CFSC was formed primarily to
------------------------------------------------
develop and manage real estate, principally apartment complexes located in eastern Nebraska, directly and through a number of limited partnerships. Subsidiaries of CFSC act as general partner and syndicator in many of the limited partnerships. Under the capital regulations discussed above, the Bank's investments in and loans to CFSC are fully excluded from regulatory capital.
See "Regulation -- Regulatory Capital Requirements."

EMPLOYEES
---------

At June 30, 1997, the Corporation and its wholly-owned subsidiaries had 1,541 full-time equivalent employees. The Corporation provides its employees with a comprehensive benefit program, including basic and major medical insurance, dental plan, a deferred compensation 401(k) plan, life insurance, accident insurance, short and long-term disability coverage and sick leave. The Corporation also offers loans with below market rates to its employees who qualify based on term of employment (except that no preferential rates or terms are offered to executive officers and senior management). The Corporation considers its employee relations to be good.

EXECUTIVE OFFICERS
------------------

For certain information concerning the Registrant's directors and executive officers as of June 30, 1997, refer to Part III -- Item 10. "Directors and Executive Officers of the Registrant" of this report.

COMPETITION
-----------

The Corporation faces strong competition in the attraction of deposits and in the origination of real estate loans. Its most direct competition for savings deposits has come historically from commercial banks and from thrift institutions located in its primary market areas. The Corporation's primary market area for savings deposits includes Nebraska, Colorado, Kansas, Oklahoma and Iowa and, for loan originations, includes Nebraska, Colorado, Kansas, Oklahoma, Iowa and Las Vegas, Nevada (residential construction lending). Management believes that the Corporation's extensive branch network has enabled the Corporation to compete effectively for deposits and loans against commercial banks and other financial institutions. The Corporation has been able to attract savings deposits primarily by offering depositors a wide variety of deposit accounts, convenient branch locations, a full range of financial services and competitive rates of interest.

The Corporation's competition for real estate loans comes principally from other thrift institutions, mortgage banking companies, commercial banks, insurance companies and other institutional lenders. The Corporation competes for loans principally through the efficiency and quality of the service provided to borrowers and the interest rates and loan fees charged.

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

The laws and regulations governing savings institutions have been through at least two major revisions in recent years. First, the Riegel-Neal Interstate Banking and Efficiency Act of 1994, effective on June 1, 1997, permits commercial banks interstate branching which could result in more intense competition from out of state banks. Second, on September 30, 1996, the Regulatory Paperwork Reduction Act was signed into law. Among other things, this legislation substantially eliminated the premium differential between SAIF insured institutions and BIF insured institutions. The new legislation also provides for the merger of SAIF and BIF if certain conditions are met by January 1, 1999.

REGULATORY CAPITAL REQUIREMENTS
-------------------------------

At June 30, 1997, the Bank exceeded all minimum regulatory capital requirements mandated by the OTS. The following table sets forth information relating to the Bank's regulatory capital compliance at June 30, 1997:


-----------------------------------------------------------------------------------------------------------------------------
Dollars in Thousands                                                                    Actual       Requirement     Excess
-----------------------------------------------------------------------------------------------------------------------------
Bank's stockholder's equity                                                              $497,882
Add unrealized holding loss on securities
  available for sale, net                                                                     417
Less intangible assets                                                                    (48,178)
Less investments in non-includable subsidiaries                                            (3,830)
-----------------------------------------------------------------------------------------------------------------------------
Tangible capital                                                                         $446,291      $106,079     $340,212
-----------------------------------------------------------------------------------------------------------------------------
Tangible capital to adjusted assets(1)                                                       6.31%         1.50%        4.81%
-----------------------------------------------------------------------------------------------------------------------------
Tangible capital                                                                         $446,291
Plus certain restricted amounts of other intangible assets                                 11,796
-----------------------------------------------------------------------------------------------------------------------------
Core capital (Tier 1 capital)                                                            $458,087      $212,511     $254,576
-----------------------------------------------------------------------------------------------------------------------------
Core capital to adjusted assets(2)                                                           6.47%         3.00%        3.47%
-----------------------------------------------------------------------------------------------------------------------------
Core Capital                                                                             $458,087
Plus general loan loss allowances                                                          36,846
Less amount of land loans and non-residential
  construction loans in excess of an 80.0% loan-to-value ratio                               (173)
-----------------------------------------------------------------------------------------------------------------------------
Risk-based capital (Total capital)                                                       $494,760      $286,597     $208,163
-----------------------------------------------------------------------------------------------------------------------------
Risk-based capital to risk-weighted assets(3)                                               13.81%         8.00%        5.81%
-----------------------------------------------------------------------------------------------------------------------------
(1) Based on adjusted total assets totaling $7,071,906
(2) Based on adjusted total assets totaling $7,083,702
(3) Based on risk-weighted assets totaling $3,582,459
-----------------------------------------------------------------------------------------------------------------------------

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five regulatory capital categories: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized; and authorized banking regulatory agencies to take prompt corrective action with respect to institutions in the three undercapitalized categories. These corrective actions become increasingly more stringent as an institution's regulatory capital declines. In addition, the OTS has adopted a prompt corrective action rule under which a savings institution that has a core capital ratio of less than 4.0% would be deemed to be "undercapitalized" and may be subject to certain sanctions. At June 30, 1997, the Bank exceeded the minimum requirements for the well-capitalized category as shown in the following table:

---------------------------------------------------------------------------------------------
                                     Tier 1 Capital       Tier 1 Capital       Total Capital
                                      to Adjusted            to Risk-             to Risk-
                                     Total Assets        Weighted Assets      Weighted Assets
---------------------------------------------------------------------------------------------

Percentage of adjusted assets           6.47%                12.79%               13.81%
Minimum requirements to be
   classified well-capitalized          5.00%                 6.00%               10.00%

---------------------------------------------------------------------------------------------

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

Under the OTS's capital regulations, tangible capital is defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries and certain nonwithdrawable accounts and pledged deposits, less intangible assets, with only a limited exception for purchased mortgage servicing rights and purchased credit card relationships. Purchased mortgage servicing rights and purchased credit card relationships may be deducted from tangible capital, if not meeting certain criteria (the lower of 90.0% of fair market value, 90.0% of original cost, or 100.0% of current amortized book value).

Core capital consists of tangible capital plus restricted amounts of certain grandfathered intangible assets. Effective December 31, 1994, no newly added intangible assets other than those includable in tangible capital are permitted to be included in core capital. The Bank's core capital of $458.1 million at June 30, 1997, includes no qualifying supervisory goodwill and $11.8 million of restricted amounts of certain intangible assets (core value of deposits).

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

Accordingly, at June 30, 1997, the Bank had approximately $3.8 million of debt and equity invested in CFSC which is engaged in activities not permissible for national banks which was deducted from capital. See "Business -- Subsidiaries."

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

In determining compliance with the risk-based capital requirement, the Bank is allowed to include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital included does not exceed its core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the Bank's general loss allowances. Allowances for loan and lease losses includable in capital are includable only up to 1.25% of risk-weighted assets. In addition, equity investments and those portions of nonresidential construction and land loans, and loans with loan-to-value ratios in excess of 80.0% must be deducted from total capital under the same phase-out period as is applied to investments in subsidiaries engaged in activities not permissible for national banks. The Bank's investments subject to this deduction totaled $173,000 at June 30, 1997, which was deducted from capital in accordance with applicable regulations.

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

The OTS' risk-based capital requirments require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution is considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. The Bank has determined that, on the basis of current financial data, it will not be deemed to have more than normal level of interest rate risk under the rule and believes that it will not be required to increase its total capital as a result of the rule.

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

FEDERAL HOME LOAN BANK SYSTEM
-----------------------------

The FHLB of Topeka serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Topeka. Under applicable law, long-term advances may only be made for the purpose of providing funds for residential housing lending. At June 30, 1997 the Bank had advances of $1.4 billion from the FHLB of Topeka.

The Bank is a member of the FHLB System. The FHLB System consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Topeka, the Bank is required to acquire and hold shares of capital stock in the FHLB of Topeka in an amount at least equal to the greater of (i) 1.0% of the Bank's aggregate unpaid principal of its residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or
(ii) 5.0% of its then outstanding advances (borrowings) from the FHLB of Topeka. The Bank was in compliance with this requirement at June 30, 1997, with an investment in FHLB of Topeka stock totaling $72.5 million compared to a required amount of $70.8 million. During fiscal years 1997, 1996 and 1995 the Bank received income from its investment in FHLB stock totaling $4.6 million, $5.8 million and $6.0 million, respectively.

LIQUIDITY REQUIREMENTS
----------------------

Federal regulations require savings associations to maintain an average daily balance of liquidity assets (defined as cash, deposits maintained pursuant Federal Reserve Board requirements, time and savings deposits in certain institutions, U.S. Treasury and other government agency obligations, obligations of states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-related securities with less than one year to maturity or subject to purchase within one year) equal to a monthly average of not less than a specified percentage of its net withdrawable savings deposits plus short-term borrowings. This liquidity requirement, which is currently 5.0%, may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0% depending upon economic conditions and the savings flows of savings associations. Regulations also require each savings association to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average liquidity and short-term liquidity ratios of the Bank as of June 30, 1997, were 5.77% and 1.48%, respectively.

On May 14, 1997, the OTS proposed the following amendments in an effort to update, simplify and streamline its liquidity regulation: (i) exclude accounts with unexpired maturities exceeding one year from the definition of "net withdrawable accounts," (ii) streamline the average balance calculations of liquid assets and liquidity base; (iii) reduce the liquid asset requirement from 5.0% to 4.0% and remove the 1.0% short-term requirement, (iv) expand the categories of liquid assets that count toward satisfaction of the liquidity requirement, and (v) add a general safety and soundness requirement.

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

At June 30, 1997, approximately 90.1% of the Bank's portfolio assets were invested in Qualified Thrift Investments, which was in excess of the percentage required to qualify the Bank under the QTL test.

RESTRICTIONS ON CAPITAL DISTRIBUTIONS
-------------------------------------

OTS regulations impose certain limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted, after notice, to make capital distributions during a calendar year in the amount equal to the greater of: (a) 75.0% of its net income for the previous four quarters; or (b) up to 100.0% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in risk-based capital ratio requirement at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital ratio requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75.0% of its net income for the previous four quarters, less dividends already paid for such period. At June 30, 1997, the Bank qualified as a Tier 1 Association, and would be permitted to pay an aggregate amount approximating $113.1 million in dividends
under these regulations.   A savings institution that fails to meet current
minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. A Tier 1 Association that has been notified by the OTS that its is in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association.
The Bank is a Tier 1 Association. Despite the above authority, the OTS may prohibit any savings institution from making a capital distribution that would otherwise be permitted by the regulation, if the OTS were to determine that the distribution constituted an unsafe or unsound practice. Furthermore, under the OTS's prompt corrective action regulations, which took effect on December 19, 1992, the Bank would be prohibited from making any capital distributions if, after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. See "-- Prompt Corrective Regulatory Action."

ENFORCEMENT
-----------

Under the Federal Deposit Insurance Act of 1996 (the "FDI Act"), the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a savings institution. Civil penalties cover a wide range of violations and actions and range up to $25,000 per day unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. Criminal penalties for most financial institution crimes include fines of up to $1.0 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

DEPOSIT INSURANCE
-----------------

The Bank is charged an annual premium by the SAIF for federal insurance of its insurable deposit accounts up to applicable regulatory limits. The FDIC may establish an assessment rate for deposit insurance premiums which protects the insurance fund and considers the fund's operating expenses, case resolution expenditures, income and effect of the assessment rate on the earnings and capital of SAIF members. The SAIF assessment is based on the capital adequacy and supervisory rating of the institution and is assigned by the FDIC.

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

On August 8, 1995, the FDIC approved a significant reduction in the deposit insurance premiums charged to those financial institutions that are members of the BIF. The FDIC adopted an amendment to the BIF risk-based assessment schedule which lowered the deposit insurance assessment rate for most commercial banks and other depository institutions with deposits insured by the BIF to a range from 0.31% of insured deposits for undercapitalized BIF-insured institutions to 0.04% of deposits for well-capitalized institutions, which constitute over 90% of BIF-insured institutions. The FDIC amendment became effective September 30, 1995. No similar reduction was approved for institutions, such as the Bank, that are members of the SAIF. Subsequently, the FDIC reduced the premium rate for the most highly rated BIF-insured institutions to the statutory minimum of $1,000 per semi-annual period and reduced the rate paid by undercapitalized BIF-insured institutions to 0.27% of insured deposits. The FDIC amendment created a substantial disparity in the deposit insurance premiums paid by the BIF and SAIF members and placed SAIF-insured savings institutions at a significant competitive disadvantage to BIF-insured institutions.

In order to recapitalize the SAIF and address this premium disparity, the Deposit Insurance Funds Act of 1996, effective September 30, 1996, authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits in order to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits as of October 1, 1996. Institutions were assessed at the rate of .657% based on the amount of their SAIF-assessable deposits as of March 31, 1995. For the Corporation, this nonrecurring special assessment totaled $27.1 million before income taxes and is recorded in the general and administrative expense section of the Consolidated Statement of Operations under a separate line item captioned "Federal deposit insurance special assessment."

The FDIC adopted a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the lower risk assessment classification will be assessed at the rate of .27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of .064% of insured deposits to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for FICO obligations at the rate of .013% of insured deposits. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments. The Corporation's annual deposit insurance rate in effect prior to this recapitalization was .23% of insured deposits, declining to .18% of insured deposits for the quarter ended December 31, 1996, and reduced to
 .064% of insured deposits effective January 1, 1997.

The FDI Act provides that the BIF and SAIF will be merged into a single deposit insurance fund effective December 31, 1999, but only if there are no insured savings associations on that date. The legislation directed the Department of Treasury to make recommendations to Congress for the establishment of a single charter for banks and thrifts. Management of the Corporation cannot predict accurately at this time what effect this legislation will have on the Corporation.

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

Since the SAIF now meets its designated reserve ratio as a result of the special assessment, SAIF members are now permitted to convert to the status of members of the BIF and may merge with or transfer assets to a BIF member. However, substantial entrance and exit fees apply to conversions from SAIF to BIF insurance and such fees may make a SAIF to BIF conversion prohibitively expensive. In the past, the substantial disparity existing between deposit insurance premiums paid by BIF and SAIF members gave BIF-insured institutions a competitive advantage over SAIF-insured institutions like the Bank. The reduction of the SAIF deposit insurance premiums effectively eliminated this disparity and will have the effect of increasing the net income of the Bank and restoring the competitive equality between BIF-insured and SAIF-insured institutions.

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

The Policy Statement specified that the amount of ALLL determined by the sum of the amounts above is neither a floor nor a "safe harbor" level for an institution's ALLL. However, it is expected that the examiners will review a shortfall relative to this amount as indicating a need to more closely review management's analysis to determine whether it is reasonable, supported by the weight of reliable evidence and that all relevant factors have been appropriately considered. The Bank has reviewed the Policy Statement and does not believe that it will adversely affect the level of the Bank's allowances for loan losses.

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

FEDERAL RESERVE SYSTEM
----------------------

Pursuant to current regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3.0% on the first $49.3 million of transaction accounts, plus 10.0% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1997, the Bank met its reserve requirements.

LIMITATIONS ON LOANS TO ONE BORROWER
------------------------------------

Under applicable law, with certain limited exceptions, loans and extensions of credit to a person outstanding at one time shall not exceed 15.0% of a savings association's unimpaired capital and surplus (defined as an association's core and supplementary capital, plus the balance of its allowance for loan and lease losses not included in its supplementary capital). Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10.0% of unimpaired capital and surplus. Savings associations are further permitted to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30.0 million or 30.0% of unimpaired capital and surplus to develop residential housing provided (i) the purchase price of each single-family dwelling in the development does not exceed $500,000 (ii) the savings association is in compliance with its fully phased-in capital standards, (iii) the loans comply with applicable loan-to-value requirements, (iv) the aggregate amount of loans made under this authority does not exceed 150.0% of unimpaired capital and surplus and (v) the savings association is, and continues to be, in compliance with its fully phased in capital requirements. At June 30, 1997, the Bank's loan to one borrower limitation was $124.7 million and all loans to one borrower were within such limitation.

LIMITATIONS ON NONRESIDENTIAL REAL ESTATE LOANS
-----------------------------------------------

The aggregate amount of loans which a savings association may make on the security of liens on nonresidential real property may not exceed 400.0% of the institution's capital. The Director of the OTS is authorized to permit federal savings associations to exceed the 400.0% capital limit in certain circumstances. The Bank estimates that it is permitted to make loans secured by nonresidential real property in an amount equal to $2.0 billion. At June 30, 1997 the Bank's nonresidential real property loans totaled $278.6 million.

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

ACTIVITIES RESTRICTIONS
-----------------------

The Board of Directors of the Corporation operates the Corporation as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "Qualified Thrift Lender Test."

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

TAXATION
--------

The Corporation is subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). The Corporation and its subsidiaries, including the Bank, file a consolidated federal income tax return based on a fiscal year ending June 30. Consolidated taxable income is determined on an accrual basis.

Prior to July 1, 1996, savings institutions that met certain definitional tests and other conditions prescribed by the Code were allowed to deduct, within limitations, a bad debt deduction computed as a percentage of taxable income if more favorable than the bad debt deduction based on actual loss experience (i.e. experience method). The bad debt deduction for fiscal years 1996 and 1995 was computed under the percentage of taxable income method since it yielded a greater deduction than did the experience method.

In August 1996, changes in the federal tax law (i) repealed both the percentage of taxable income and experience methods effective July 1, 1996, allowing a bad debt deduction for specific charge-offs only, and (ii) required recapture into taxable income over a six year period of tax bad debt reserves which exceed the base year amount, adjusted for any loan portfolio shrinkage. These tax law changes resulted in the recognition to income tax expense of additional deferred tax liabilities of approximately $103,000 in fiscal year 1997. The recapture of excess reserves has no effect on the Corporation's results of operations since income taxes were provided for in prior years in accordance with SFAS No. 109, "Accounting for Income Taxes." The recapture may be delayed for a one or two-year period if the Corporation originates more residential loans than its average originations in the past six years. The Corporation met the origination requirement for fiscal 1997, therefore delaying the recapture at least until the six-year period beginning in fiscal year 1998. The recapture of excess reserves totals $3,161,000 and will result in income tax payments of $1,130,000 which have been previously accrued.

In accordance with provisions of SFAS No. 109, a deferred tax liability has not been recognized for the bad debt reserves of the Bank created in the tax years which began prior to December 31, 1987 (the base year). At June 30, 1997, the amount of these reserves totaled approximately $81,757,000 with an unrecognized deferred tax liability approximating $29,866,000. Such unrecognized deferred tax liability could be recognized in the future, in whole or in part, if (i) there is a change in federal tax law, (ii) the Bank fails to meet certain definitional tests and other conditions in the federal tax law, (iii) certain distributions are made with respect to the stock of the Bank or (iv) the bad debt reserves are used for any purpose other than absorbing bad debt losses.

The Corporation is currently under audit by the Internal Revenue Service with respect to its tax return for fiscal year 1994. Management is unaware of any significant income tax deficiencies outstanding.

The State of Nebraska imposes a franchise tax on all financial institutions. Under the franchise tax, the Bank may not join in the filing of a consolidated return with the Corporation and will be assessed at a rate of $.47 per $1,000 of average deposits. The franchise tax is limited to 3.81% of the Bank's income before tax (including subsidiaries) as reported on the regular books and records. At June 30, 1997, the Bank paid its Nebraska franchise tax based on the average level of deposits. For Iowa, Kansas, Oklahoma, and Colorado the taxes are computed on federal taxable income, subject to certain adjustments and apportioned to that particular state. For further information regarding federal income taxes payable by the Corporation, see Note 17 of the Notes to the Consolidated Financial Statements.

ITEM 2.  PROPERTIES
--------------------------------------------------------------------------------

At June 30, 1997, the Corporation conducted business through 34 offices in Nebraska, 27 offices in Kansas, 20 offices in Colorado, 19 offices in Oklahoma and seven offices in Iowa. See Item 1. Business - "Recent Developments--Pending Acquisitions" for additional branches that will be added pursuant to pending acquisitions.

At June 30, 1997, the Corporation owned the buildings for 79 of its branch offices and leased the remaining 28 offices under leases expiring (not assuming exercise of renewal options) between July 1997 and August 2031. The Corporation has 107 "Cashbox" ATMs located throughout Nebraska, Colorado, Kansas, Oklahoma, and Iowa. At June 30, 1997, the total net book value of land, office properties and equipment owned by the Corporation was $84.1 million. Management believes that the Corporation's premises are suitable for its present and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

There are no pending legal proceedings to which the Corporation, the Bank or any subsidiary is a party or to which any of their property is subject which are expected to have a material adverse effect on the Corporation's financial position. See Item 1. Business -- "Recent Developments -- Supervisory Goodwill Lawsuit" for other legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
--------------------------------------------------------------------------------

The information contained under "Regulation -- Restrictions on Capital Distributions" in Part I of this Report and the section "Stock Prices and Dividends" appearing on page 35 of the Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

The presentation of selected financial data for the years ended June 30, 1993 through 1997 is included in the "Selected Consolidated Financial Data" section appearing on pages 12 and 13 of the Annual Report and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Management's comments on the Corporation's financial condition, changes in financial condition, and the results of operations for fiscal year 1997 compared to fiscal year 1996 and fiscal year 1996 compared to fiscal year 1995 are included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section appearing on pages 14 through 35 of the Annual Report and are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

The information contained under "Business-Market Risk" in Part I of this Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

The "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" set forth on pages 36 through 80 of the Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
--------------------------------------------------------------------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

For information concerning the Board of Directors of the Corporation, the information contained under the section captioned "Proposal I -- Election of Directors" in the Corporation's definitive proxy statement for the Corporation's 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

The executive officers of the Corporation and the Bank as of June 30, 1997, are as follows:

                                Age at
           Name              June 30, 1997                     Current Position(s) as of June 30, 1997
---------------------------  -------------  -------------------------------------------------------------------------------

William A. Fitzgerald           59          Chairman of the Board and Chief Executive Officer of the Corporation and the
                                            Bank

James A. Laphen                 49          President, Chief Operating Officer and Chief Financial Officer of the
                                            Corporation and the Bank

Gary L. Matter                  52          Senior Vice President, Controller and Secretary of the Corporation and the
                                            Bank

Joy J. Narzisi                  41          Senior Vice President and Treasurer of the Corporation and the Bank and Assistant
                                            Secretary of the Bank

Margaret E. Ash                 44          Senior Vice President and Assistant Secretary of the Bank

Gary L. Baugh                   56          Senior Vice President of the Bank

Roger L. Lewis                  47          Senior Vice President and Assistant Secretary of the Bank

Jon W. Stephenson               49          Senior Vice President of the Bank

Terry A. Taggart                42          Senior Vice President of the Bank

Gary D. White                   52          Senior Vice President of the Bank

Ronald A. Aalseth               41          First Vice President of the Bank

R. Hal Bailey                   49          First Vice President of the Bank

Melissa M. Beumler              34          First Vice President of the Bank

Ronald P. Cheffer               45          First Vice President of the Bank

Monte M. Deere                  56          First Vice President of the Bank


                           Age at
         Name           June 30, 1997  Current Position(s) as of June 30, 1997
----------------------  -------------  ---------------------------------------

John J. Griffith             37        First Vice President of the Bank

Robert E. Gruwell            49        First Vice President of the Bank

David E. Gunter, Jr.         59        First Vice President of the Bank

Michael J. Hoffman           43        First Vice President of the Bank

Kevin C. Parks               42        First Vice President of the Bank

Thomas N. Perkins            45        First Vice President of the Bank

Dennis R. Zimmerman          46        First Vice President of the Bank

The principal occupation of each executive officer of the Corporation and the Bank for the last five years is set forth below.

WILLIAM A. FITZGERALD, Chairman of the Board and Chief Executive Officer of the
----------------------
Corporation and the Bank, joined Commercial Federal in 1955. He was named Vice President in 1968, Executive Vice President in 1973, President in 1974, Chief Executive Officer in 1983 and Chairman of the Board in 1994. Mr. Fitzgerald is well known in the banking community for his participation in numerous industry organizations, including the Federal Home Loan Bank Board, the Heartland Community Bankers, the board of America's Community Bankers and the Board of Governors of the Federal Reserve System Thrift Institutions Advisory Council. Mr. Fitzgerald joined Commercial Federal's Board of Directors in 1973.

JAMES A. LAPHEN is President, Chief Operating Officer and Chief Financial
---------------
Officer of the Corporation and the Bank. Prior to his promotion to President in November 1994, Mr. Laphen held the positions of Executive Vice President, Secretary and Treasurer of the Corporation and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary of the Bank. He joined the Corporation in November 1988 as Treasurer of the Corporation and First Vice President and Treasurer of the Bank and has been in various positions of responsibility within the organization. Prior to 1988, Mr. Laphen was President and Chief Executive Officer of Home Unity Mortgage Services, Inc. in Pennsylvania and, prior to such positions, was Executive Vice President and Chief Financial Officer of Home Unity Savings Bank.

GARY L. MATTER, a Senior Vice President, Controller and Secretary of the
--------------
Corporation and the Bank since November 1993, joined the Bank in December 1990, as First Vice President and Controller. Mr. Matter, a certified public accountant, was the Treasurer of Anchor Glass Container Corporation from June 1983 to November 1990.

JOY J. NARZISI, Treasurer and Senior Vice President of the Corporation, and
---------------
Assistant Secretary of the Bank, joined the Bank in September 1980. Ms. Narzisi was named Senior Vice President and Assistant Secretary of the Bank in July 1995 after first being appointed Treasurer of the Corporation in November 1994, Treasurer of the Bank in 1991 and First Vice President in June of 1989. Prior to 1989, Ms. Narzisi was Investment Portfolio Manager since July 1987. Since joining the Bank, she has held other various Treasury related management positions.

MARGARET E. ASH was named Senior Vice President and Assistant Secretary of the
---------------
Bank and Director of the Operations and Customer Services Division in July 1995. Previous positions held include First Vice President of Operations in 1993, First Vice President of Colorado Retail in 1989 and Vice President and Colorado Regional Manager in 1987. Ms. Ash joined Commercial Federal in 1973 and also serves as President of Commercial Federal Mortgage Corporation.

GARY L. BAUGH, a Senior Vice President responsible for the Kansas operation of
--------------
the Bank since October 1995, joined the Bank pursuant to the Railroad acquisition. Mr. Baugh, a certified public accountant, joined Railroad in 1973, was employed in various capacities and in June 1988 was named President and Chief Operating Officer.

ROGER L. LEWIS,  a Senior Vice President and Assistant Secretary of the Bank,
---------------
joined the Bank in 1986 as Vice President and Director of Public Relations until he became First Vice President and Director of Marketing in March 1988. Prior to joining Commercial Federal, Mr. Lewis was Vice President and Communications Director for Omaha National Bank.

JON W. STEPHENSON was appointed Senior Vice President of the Bank in July 1995
-----------------
and serves as Director of Retail Banking, a position held since March 1997. Mr. Stephenson joined the Bank as First Vice President in July 1994, with responsibility for Oklahoma retail operations. Mr. Stephenson, a certified public accountant, was President and Chief Executive Officer of Home Federal Savings and Loan Association of Ada, Oklahoma prior to joining Commercial Federal.

TERRY A. TAGGART, a Senior Vice President of the Bank and State Director of
----------------
Colorado since June 1995, has held various positions of responsibility within the bank, including Senior Vice President of Corporate Retail Banking in August 1993, First Vice President and Manager of Retail Operations in May 1989, and Vice President and Regional Sales Manager in March 1988. Mr. Taggart joined the Bank in January 1986 as an advanced manager trainee.

GARY D. WHITE was named Senior Vice President for Administration and Special
-------------
Projects in February 1997. Previous positions held include Senior Vice President and Director of Nebraska/Iowa in July of 1995, Director of Residential Mortgage Lending in May 1994, and First Vice President and Director of Human Resources in March 1984. Mr. White joined the Bank in 1976 as an Investment Account Executive and also has held the positions of Branch Manager and Employment Manager. Prior to 1976, Mr. White was Vice President of College Relations at the College of Saint Mary.

RONALD A. AALSETH, a First Vice President of the Bank since November 1994,
------------------
joined the Bank in December 1984 and serves as President of Commercial Federal Insurance Corporation; ComFed Insurance Services Company, Limited; and Commercial Federal Investment Services, Inc. He has served in this capacity since June 1987.

R. HAL BAILEY was named First Vice President of the Bank in October 1995 and
-------------
serves as Director of Residential Construction Lending. He joined Railroad Savings Bank in June 1987 as Senior Vice President and Chief Lending Officer. Prior to that he worked for American Savings and Loan in Salt Lake City, Utah; Bank of America in Los Angeles and Smith Barney in San Francisco.

MELISSA M. BEUMLER was named First Vice President of the Bank in September 1996
------------------
and serves as Director of Advertising and Sales Development. Ms. Beumler joined Commercial Federal Bank in June 1995 as Vice President of Advertising and Sales Promotion. Prior to joining Commercial Federal, she was Vice President, Director of Marketing for Norwest Bank Nebraska, N.A. Ms. Beumler is the daughter of Sharon G. Marvin, a Board of Director member of the Bank.

RONALD P. CHEFFER was named First Vice President of the Bank in September 1996
-----------------
and serves as Manager of Credit Administration. He joined the Bank in June 1985. Prior to joining the Bank, Mr. Cheffer was an Assistant Vice President at Harris Trust & Savings Bank in Chicago from June 1974 to May 1985.

MONTE M. DEERE was appointed First Vice President of the Bank in May 1997 and
--------------
serves as Oklahoma State Director. He joined the Bank in March 1996 as a Branch Manager II and in November 1996, he was promoted to Area Sales Manager before being promoted to his current position. Prior to joining the Bank, Mr. Deere was a Branch Manager for Commercial Bank-Texas from 1994 to 1996, CFO of Commercial Brick Corporation from 1993 to 1994 and CEO of the Trails Golf Club from 1989 to 1993.

JOHN J. GRIFFITH was named First Vice President of the Bank in September 1996
----------------
and Community Investment Officer in June 1994. Mr. Griffith joined the Bank in January 1984 and has held various management positions in the Bank's Treasury and mortgage operations.

ROBERT E. GRUWELL joined the Bank in December 1996 as a First Vice President
-----------------
with responsibility for the Treasury function. Prior to joining the Bank, Mr. Gruwell was Vice President with Citibank for 16 years holding various positions within its Treasury division.

DAVID E. GUNTER, JR., has been with the Bank since 1982.  Mr. Gunter became
--------------------
First Vice President of the Bank in December 1992 with responsibility for commercial real estate lending and income recovery. Mr. Gunter is also the President of Commercial Federal Service Corporation.

MICHAEL J. HOFFMAN joined the Bank in June 1997 as First Vice President and
------------------
State Director of Nebraska and Iowa Retail. Mr. Hoffman is a certified financial planner and chartered financial consultant. Prior to joining the Bank, Mr. Hoffman was Director of Sales for Direct-Link Insurance Services LLC and has over 20 years experience in the financial services industry.

KEVIN C. PARKS was named First Vice President of the Bank responsible for
--------------
Internal Audit, Legal Oversight/Compliance and Security in November 1993. Mr. Parks, a certified public accountant, certified internal auditor and chartered bank auditor was previously self employed as a practicing accountant since 1989. Prior to 1989, Mr. Parks was Manager of Internal Audit for Security Pacific Bank
- Arizona since 1985.

THOMAS N. PERKINS was named First Vice President in May 1992 and is in charge of
-----------------
acquisitions. Mr. Perkins joined the Bank in 1976 and has held various management positions in the Bank's Retail division prior to assuming the Acquisitions position in August 1993.

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

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

The information under the section captioned "Proposal I -- Election of Directors -- Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------------

Information concerning beneficial owners of more than 5.0% of the Corporation's common stock and security ownership of the Corporation's management is included under the section captioned "Principal Stockholders" and "Proposal I -- Election of Directors" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(A.) The following documents are filed as part of this report:

   (1.) Consolidated Financial Statements (incorporated herein by reference from the indicated section of the Annual Report):

        (a.) Consolidated Statement of Financial Condition at June 30, 1997 and
             1996.

        (b.) Consolidated Statement of Stockholders' Equity for the Years Ended
             June 30, 1997, 1996 and 1995

        (c.) Consolidated Statement of Operations for the Years Ended June 30,
             1997, 1996 and 1995

        (d.) Consolidated Statement of Cash Flows for the Years Ended June 30,
             1997, 1996 and 1995.

        (e.) Notes to Consolidated Financial Statements.

        (f.) Independent Auditors' Report.

   (2.) Financial Statement Schedules:

        All schedules have been omitted as the required information is not applicable, not required or is included in the financial statements or related notes thereto.

   (3.) Exhibits:

        3.1 Articles of Incorporation of Registrant (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)
        3.2 Bylaws of Registrant, as amended and restated (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)
        4.1 Form of Certificate of Common Stock of Registrant (incorporated by reference to the Registrant's Form S-1 Registration Statement No. 33-003300)
        4.2 Shareholder Rights Agreement between Commercial Federal Corporation and Manufacturers Hanover Trust Company (incorporated by reference to the Registrant's Form 8-K Current Report Dated January 9, 1989)
        4.3 The Corporation hereby agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of the Cumulative Trust Preferred Securities and the Subordinated Extendible Notes of the Corporation.
        10.1 Employment Agreement with William A. Fitzgerald dated June 8, 1995 (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)
        10.2 Change in Control Executive Severance Agreements with William A. Fitzgerald and James A. Laphen dated June 8, 1995 (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)
        10.3 Form of Change in Control Executive Severance Agreement entered into with Senior Vice Presidents and First Vice Presidents (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)
        10.4 Commercial Federal Corporation Incentive Plan Effective July 1, 1994 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1994 - File No. 0-13082)

        10.5 Commercial Federal Corporation Deferred Compensation Plan Effective July 1, 1994 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1994 - File No. 0-13082)

        10.6 Commercial Federal Corporation 1984 Stock Option and Incentive Plan, as Amended and Restated Effective August 1, 1992 (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-60448)

        10.7 Stock Purchase Agreement between CAI Corporation and Registrant, dated August 21, 1996 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1996 - File No. 1-11515)

        10.8 Employment Agreement with William A. Fitzgerald, dated May 15, 1974, as Amended February 14, 1996 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1996 - File No. 1-11515)

        10.9 Commercial Federal Savings and Loan Association Survivor Income Plan, as Amended February 14, 1996 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1996 - File No. 1-11515)

        10.10 Employment Agreement with James A. Laphen dated June 1, 1997 (filed herewith)

        10.11 Commercial Federal Corporation 1996 Stock Option and Incentive Plan Effective January 30, 1997 (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 333-20739)

        10.12 Railroad Financial Corporation 1994 Stock Option and Incentive Plan, Railroad Financial Corporation 1991 Directors' Stock Option Plan and Railroad Financial Corporation 1986 Stock Option and Incentive Plan, as Amended February 22, 1991 (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-63221 and Post-Effective Amendment No. 1 to Registration Statement No. 33-01333 and No. 33-10396)

        10.13 Railroad Financial Corporation 1994 Stock Option and Incentive Plan (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-63629)

        11     Computation of Earnings Per Share (filed herewith)
        13     Commercial Federal Corporation Annual Report to Stockholders for
               the Fiscal Year Ended June 30, 1997 (filed herewith)
        21     Subsidiaries of the Corporation (filed herewith)
        23     Consent of Independent Auditors (filed herewith)
        27     Financial Data Schedules (filed herewith)

(B.)    Reports on Form 8-K:

        The Corporation filed no reports on Form 8-K during the three months ended June 30, 1997.

(C.) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

(D.) No financial statement schedules are filed, and as such are excluded from the Annual Report as provided by Exchange Act Rule 14A-3(b)(i).

With the exception of the information expressly incorporated by reference in Items 1, 2, 5, 6, 7, 8 and 14, the Corporation's 1997 Annual Report to Stockholders is not deemed "filed" with the Securities and Exchange Commission or otherwise subject to Section 18 of the Securities and Exchange Act of 1934.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                        COMMERCIAL FEDERAL CORPORATION

Date:          September 10, 1997       By:  /s/ William A. Fitzgerald
                                              ----------------------------------
                                             William A. Fitzgerald
                                             Chairman of the Board and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

                                        PRINCIPAL EXECUTIVE OFFICER:


Date:          September 10, 1997        By:  /s/ William A. Fitzgerald
                                              ----------------------------------
                                              William A. Fitzgerald
                                              Chairman of the Board and
                                              Chief Executive Officer

                                        PRINCIPAL FINANCIAL OFFICER:


Date:          September 10, 1997        By:  /s/ James A. Laphen
                                              ----------------------------------
                                              James A. Laphen
                                              President, Chief Operating Officer
                                              and Chief Financial Officer

                                        PRINCIPAL ACCOUNTING OFFICER:


Date:          September 10, 1997        By:  /s/ Gary L. Matter
                                              ----------------------------------
                                              Gary L. Matter
                                              Senior Vice President, Controller
                                              and Secretary

                                        DIRECTORS:


Date:          September 10, 1997        By:  /s/ Talton K. Anderson
                                              ----------------------------------
                                              Talton K. Anderson
                                              Director



Date:          September 10, 1997        By:
                                              ----------------------------------
                                              Michael P. Glinsky
                                              Director

Date:          September 10, 1997        By:  /s/ Robert F. Krohn
                                              ----------------------------------
                                              Robert F. Krohn
                                              Director



Date:          September 10, 1997        By:  /s/ Carl G. Mammel
                                              ----------------------------------
                                              Carl G. Mammel
                                              Director



Date:          September 10, 1997        By:  /s/ Robert S. Milligan
                                              ----------------------------------
                                              Robert S. Milligan
                                              Director



Date:          September 10, 1997        By:
                                              ----------------------------------
                                              James P. O'Donnell
                                              Director



Date:          September 10, 1997        By:  /s/ Robert D. Taylor
                                              ----------------------------------
                                              Robert D. Taylor
                                              Director



Date:          September 10, 1997        By:  /s/ Aldo J. Tesi
                                              ----------------------------------
                                              Aldo J. Tesi
                                              Director

                               INDEX TO EXHIBITS

                                                                      Page (by
                                                                     Sequential
Exhibit                                                              Numbering
Number  Identity of Exhibits                                           System)
------  --------------------                                         ----------

 3.1 Articles of Incorporation of Registrant (incorporated by reference to the Registrant's Form S-4 Registration
       Statement No. 33-60589)
 3.2 Bylaws of Registrant, as amended and restated (incorporated by reference to the Registrant's Form S-4 Registration
       Statement No. 33-60589)
 4.1   Form of Certificate of Common Stock of Registrant
       (incorporated by reference to the Registrant's Form S-1 Registration Statement No. 33-003300)
 4.2 Shareholder Rights Agreement between Commercial Federal Corporation and Manufacturers Hanover Trust Company
       (incorporated by reference to the Registrant's Form 8-K
       Current Report Dated January 9, 1989)
 4.3 The Corporation hereby agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of the Cumulative
       Trust Preferred Securities and the Subordinated
       Extendible Notes of the Corporation.
 10.1  Employment Agreement with William A. Fitzgerald dated
       June 8, 1995 (incorporated by reference to the Registrant's
       Form S-4 Registration Statement No. 33-60589)
 10.2  Change in Control Executive Severance Agreements with
       William A. Fitzgerald and James A. Laphen dated June 8, 1995 (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)
 10.3 Form of Change in Control Executive Severance Agreement entered into with Senior Vice Presidents and First Vice Presidents (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)
 10.4  Commercial Federal Corporation Incentive Plan Effective
       July 1, 1994 (incorporated by reference to the Registrant's
       Form 10-K Annual Report for the Fiscal Year Ended
       June 30, 1994 - File No. 0-13082)
 10.5 Commercial Federal Corporation Deferred Compensation Plan Effective July 1, 1994 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year
       Ended June 30, 1994 - File No. 0-13082)
 10.6 Commercial Federal Corporation 1984 Stock Option and Incentive Plan, as Amended and Restated Effective August 1, 1992 (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-60448)
 10.7 Stock Purchase Agreement between CAI Corporation and Registrant, dated August 21, 1996 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1996 - File No. 1-11515)
 10.8  Employment Agreement with William A. Fitzgerald, dated
       May 15, 1974, as Amended February 14, 1996 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1996 - File No. 1-11515)
 10.9 Commercial Federal Savings and Loan Association Survivor Income Plan, as Amended February 14, 1996 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1996 - File No. 1-11515)
 10.10 Employment Agreement with James A. Laphen dated June 1, 1997 (filed herewith).
 10.11 Commercial Federal Corporation 1996 Stock Option and Incentive Plan Effective January 30, 1997 (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 333-20739)

                                INDEX TO EXHIBITS
                                   (Continued)
                                                                       Page (by
                                                                      Sequential
Exhibit                                                               Numbering
Number                 Identity of Exhibits                            System)
------                 --------------------                           ----------

 10.12 Railroad Financial Corporation 1994 Stock Option and Incentive Plan, Railroad Financial Corporation 1991 Directors' Stock Option Plan and Railroad Financial Corporation 1986 Stock Option and Incentive Plan, as
        Amended February 22, 1991 (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-63221
        and Post-Effective Amendment No. 1 to Registration
        Statement No. 33-01333 and No. 33-10396)
 10.13 Railroad Financial Corporation 1994 Stock Option and Incentive Plan (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-63629)
 11     Computation of Earnings Per Share (filed herewith)
 13 Commercial Federal Corporation Annual Report to Stockholders for the Fiscal Year Ended June 30, 1997 (filed herewith)
 21     Subsidiaries of the Corporation (filed herewith)
 23     Consent of Independent Auditors (filed herewith)
 27     Financial Data Schedules (filed herewith)