Form 10-Q
period 1997-09-30
COMMERCIAL FEDERAL CORP
filed 1997-11-14
CIK 744778

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 1997
                                               ------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-11515
                       -------

                         COMMERCIAL FEDERAL CORPORATION
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Nebraska                                     47-0658852
------------------------------------           -------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                   Identification Number)



  2120 South 72nd Street, Omaha, Nebraska                    68124
--------------------------------------------      ----------------------------
  (Address of principal executive offices)                 (Zip Code)



                                (402) 554-9200
           -----------------------------------------------------------
              (Registrant's telephone number, including area code)


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

YES   X      NO
    ------      ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at November 7, 1997
---------------------------------          ------------------------------------
  Common Stock, $0.01 Par Value                     21,591,576 Shares

                        COMMERCIAL FEDERAL CORPORATION
                        ------------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----


---------------------------------------------------------------------------------------------------

Part I.      Financial Information                                                    Page Number
             ---------------------                                                    -----------

             Item 1.      Financial Statements:

                          Consolidated Statement of Financial Condition as of
                               September 30, 1997 and June 30, 1997                             3

                          Consolidated Statement of Operations for the Three
                               Months Ended September 30, 1997 and 1996                         4

                          Consolidated Statement of Cash Flows for the Three
                               Months Ended September 30, 1997 and 1996                     5 - 6

                          Notes to Consolidated Financial Statements                       7 - 10

             Item 2.      Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                        11 - 19


Part II.     Other Information
             -----------------

             Item 6.      Exhibits and Reports on Form 8-K                                     20


Signature Page                                                                                 21

---------------------------------------------------------------------------------------------------

                              COMMERCIAL FEDERAL CORPORATION
                       CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                               PART I. FINANCIAL INFORMATION
                               -----------------------------
                               Item I. Financial Statements
                               ----------------------------


----------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                     September 30,     June 30,
ASSETS                                                                                         1997           1997
----------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)     (Audited)
Cash (including short-term investments of $1,500 at September 30, 1997)                    $    40,401    $    55,809
Investment securities available for sale, at fair value                                         98,386         19,930
Mortgage-backed securities available for sale, at fair value                                   231,540        195,766
Loans held for sale, net                                                                        91,984         68,658
Investment securities held to maturity (fair value of $373,771 and $377,096)                   373,778        379,127
Mortgage-backed securities held to maturity (fair value of $808,724 and $829,929)              803,075        829,997
Loans receivable, net of allowances of $47,870 and $48,390                                   5,199,836      5,190,081
Federal Home Loan Bank stock                                                                    87,738         72,452
Interest receivable, net of reserves of $221 and $183                                           41,987         44,521
Real estate, net                                                                                18,316         19,728
Premises and equipment, net                                                                     83,590         84,116
Prepaid expenses and other assets                                                               89,881         88,302
Goodwill and core value of deposits, net of
   accumulated amortization of $21,951 and $20,404                                              46,631         48,178
----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                         $ 7,207,143    $ 7,096,665
----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
Liabilities:
   Deposits                                                                                $ 4,258,902    $ 4,378,919
   Advances from Federal Home Loan Bank                                                      1,715,312      1,415,506
   Securities sold under agreements to repurchase                                              564,294        639,294
   Other borrowings                                                                            103,900        128,982
   Interest payable                                                                             32,750         24,992
   Other liabilities                                                                            87,712         82,866
----------------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                                      6,762,870      6,670,559
----------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                                       --             --
----------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued                       --             --
   Common stock, $.01 par value; 25,000,000 shares authorized;
      21,581,704 and 21,552,837 shares issued and outstanding                                      216            216
   Additional paid-in capital                                                                  148,886        147,857
   Retained earnings                                                                           294,047        278,450
   Unrealized holding gain (loss) on securities available for sale, net                          1,124           (417)
----------------------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                                               444,273        426,106
----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                           $ 7,207,143    $ 7,096,665
----------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


-----------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                                Three Months Ended
                                                                               September 30,
                                                                     --------------------------------
                                                                            1997             1996
-----------------------------------------------------------------------------------------------------
Interest Income:
   Loans receivable                                                    $    106,983     $     98,547
   Mortgage-backed securities                                                16,792           19,215
   Investment securities                                                      8,577            5,024
-----------------------------------------------------------------------------------------------------
            Total interest income                                           132,352          122,786

Interest Expense:
   Deposits                                                                  54,400           54,790
   Advances from Federal Home Loan Bank                                      23,004           19,378
   Securities sold under agreements to repurchase                             9,375            6,363
   Other borrowings                                                           2,571            1,963
-----------------------------------------------------------------------------------------------------
            Total interest expense                                           89,350           82,494

Net Interest Income                                                          43,002           40,292
Provision for Loan Losses                                                    (2,100)          (1,658)
-----------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                          40,902           38,634

Other Income (Loss):
   Loan servicing fees                                                        7,772            7,327
   Retail fees and charges                                                    4,367            3,923
   Real estate operations                                                      (174)             216
   Gain on sales of loans                                                       232              105
   Other operating income                                                     3,921            2,032
-----------------------------------------------------------------------------------------------------
            Total other income                                               16,118           13,603

Other Expense:
   General and administrative expenses -
      Compensation and benefits                                              12,151           10,581
      Occupancy and equipment                                                 4,242            4,003
      Data processing                                                         2,327            2,104
      Regulatory insurance and assessments                                      945            2,747
      Advertising                                                             2,495            1,650
      Other operating expenses                                                6,945            8,237
-----------------------------------------------------------------------------------------------------
         General and administrative expenses before
            Federal deposit insurance special assessment                     29,105           29,322
       Federal deposit insurance special assessment                              --           27,062
-----------------------------------------------------------------------------------------------------
            Total general and administrative expenses                        29,105           56,384
    Amortization of goodwill and core value of deposits                       1,547            2,385
-----------------------------------------------------------------------------------------------------
            Total other expense                                              30,652           58,769

Income (Loss) Before Income Tax Provision (Benefit)                          26,368           (6,532)
Income Tax Provision (Benefit)                                                9,260           (2,482)
-----------------------------------------------------------------------------------------------------
Net Income (Loss)                                                      $     17,108     $     (4,050)
-----------------------------------------------------------------------------------------------------
Per Common Share:
  Net Income (Loss)                                                    $        .78     $       (.18)
  Dividends Declared                                                   $        .07     $        .067
-----------------------------------------------------------------------------------------------------
Average Common and Common Equivalent Shares Outstanding                  21,960,954       22,113,829
-----------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


----------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                    Three Months Ended
                                                                                             September 30,
                                                                                 -------------------------------
                                                                                        1997              1996
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                   $  17,108          $ (4,050)
Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
      Amortization of goodwill and core value of deposits                               1,547             2,385
      Provision for loss on loans and real estate                                       2,140             1,648
      Depreciation and amortization                                                     2,022             1,920
      Accretion of deferred discounts and fees, net                                       (42)             (465)
      Amortization of mortgage servicing rights                                         1,996             2,243
      Amortization of deferred compensation on restricted
         stock and premiums on other borrowings                                           250               290
      Gain on sales of real estate, loans and loan servicing rights, net                 (642)             (184)
      Stock dividends from Federal Home Loan Bank                                      (1,413)           (1,168)
      Proceeds from the sale of loans                                                 133,581           185,158
      Origination of loans for resale                                                 (42,503)          (57,184)
      Purchases of loans for resale                                                  (114,366)         (126,196)
      Decrease in interest receivable                                                   2,534             1,031
      Increase in interest payable and other liabilities                               12,601            27,843
      Other items, net                                                                 (5,454)           (9,967)
                                                                                    ----------         ---------
         Total adjustments                                                             (7,749)           27,354
                                                                                    ----------         --------
            Net cash provided by operating activities                                   9,359            23,304
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of loans                                                                   (145,905)         (162,621)
Repayment of loans, net of originations                                               120,603           101,136
Principal repayments of mortgage-backed securities held to maturity                    42,645            33,943
Principal repayments of mortgage-backed securities available for sale                   7,017             8,550
Purchase of mortgage-backed securities available for sale                             (40,175)               --
Maturities and repayments of investment securities held to maturity                    45,374            25,704
Purchases of investment securities available for sale                                 (78,674)               --
Purchases of investment securities held to maturity                                   (39,951)          (64,906)
Purchases of mortgage loan servicing rights                                            (2,913)           (1,780)
Proceeds from sale of mortgage loan servicing rights                                      387                --
Proceeds from sale of Federal Home Loan Bank stock                                         --             8,500
Purchases of Federal Home Loan Bank stock                                             (13,873)           (1,670)
Proceeds from sale of real estate                                                       5,337             1,994
Payments to acquire real estate                                                        (1,028)             (458)
Purchases of premises and equipment, net                                               (1,496)             (964)
Other items, net                                                                       (1,112)             (710)
                                                                                    ----------         ---------
            Net cash used by investing activities                                    (103,764)          (53,282)
----------------------------------------------------------------------------------------------------------------


                        COMMERCIAL FEDERAL CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                  (Unaudited)


------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                     Three Months Ended
                                                                                              September 30,
                                                                                  --------------------------------
                                                                                         1997               1996
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in deposits                                                              $   (120,017)      $    (29,732)
Proceeds from Federal Home Loan Bank advances                                          461,000                 --
Repayment of Federal Home Loan Bank advances                                          (161,220)          (156,250)
Proceeds from securities sold under agreements to repurchase                                --            300,000
Repayment of securities sold under agreements to repurchase                            (75,000)           (55,000)
Proceeds from issuances of other borrowings                                                 --             46,000
Repayment of other borrowings                                                          (25,103)           (19,029)
Payment of cash dividends on common stock                                               (1,508)            (1,509)
Repurchase of common stock                                                                  --            (49,239)
Issuance of common stock                                                                   845                510
                                                                                  ------------       ------------
             Net cash provided by financing activities                                  78,997             35,751
------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS:
(Decrease) increase in net cash position                                               (15,408)             5,773
Balance, beginning of year                                                              55,809             35,827
                                                                                  ------------       ------------
Balance, end of period                                                            $     40,401       $     41,600
                                                                                  ============       ============

------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for -
   Interest expense                                                               $     81,532       $     75,182
   Income taxes, net                                                                     5,520              1,549
Non-cash investing and financing activities -
   Loans exchanged for mortgage-backed securities                                       16,075             15,839
   Loans transferred to real estate                                                      1,186              4,664
   Loans to facilitate the sale of real estate                                              --                107
------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements

                        COMMERCIAL FEDERAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                                  (Unaudited)

--------------------------------------------------------------------------------

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

The accompanying interim consolidated financial statements have not been audited by independent auditors. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present the financial statements have been included. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's June 30, 1997, Annual Report to Stockholders. The results of operations for the three month period ended September 30, 1997, is not necessarily indicative of the results which may be expected for the entire fiscal year 1998. Certain amounts in the prior fiscal year period have been reclassified for comparative purposes.

B.   PENDING ACQUISITIONS:
     ---------------------

During the three months ended September 30, 1997, the Corporation entered into definitive agreements to acquire three financial institutions: Liberty Financial Corporation, Mid Continent Bancshares, Inc., and First National Bank Shares, LTD. These pending acquisitions will add 59 branches to the Corporation's existing network and approximately $1.2 billion in total assets, approximately $924.0 million in deposits and approximately $1.3 billion in loans serviced for others.

Liberty Financial Corporation. On August 18, 1997, the Corporation entered into a reorganization and merger agreement with Liberty Financial Corporation (Liberty), a privately held commercial bank and thrift holding company. Under the terms of the merger agreement, the Corporation will acquire in a tax-free reorganization all 8,748,500 outstanding shares of Liberty's common stock in exchange for the Corporation's common stock. Based on the Corporation's closing stock price on September 30, 1997, of $47.125, the transaction would result in the exchange of approximately 2,677,041 shares of the Corporation's common stock with an aggregate value of approximately $126,156,000.

At September 30, 1997, Liberty had assets of approximately $638,500,000, deposits of approximately $557,100,000 and stockholders' equity of approximately $43,400,000. Liberty operates 36 branches in Iowa and six in the metropolitan area of Tucson, Arizona. This pending acquisition, which is subject to regulatory approvals, Liberty shareholders' approval and other conditions, is expected to be completed by March 31, 1998. This acquisition is expected to be accounted for as a pooling of interests.

Mid Continent Bancshares, Inc. On September 2, 1997, the Corporation entered into a reorganization and merger agreement with Mid Continent Bancshares, Inc. (Mid Continent), parent company of Mid-Continent Federal Savings Bank. Under the terms of the merger agreement, the Corporation will acquire in a tax-free reorganization all 1,958,250 outstanding shares of Mid Continent's common stock in exchange for the Corporation's common stock. Based on the Corporation's closing price on September 30, 1997, of $47.125, the transaction would result in the exchange of approximately 1,702,306 shares of the Corporation's common stock with an aggregate value of approximately $80,221,000.

At September 30, 1997, Mid Continent had total assets of approximately $404,800,000, deposits of approximately $236,300,000 and stockholders' equity of approximately $39,700,000. Mid Continent operates ten branches located in Kansas. This pending acquisition, which is subject to receipt of regulatory approvals, Mid Continent shareholders' approval and other conditions, is expected to close by March 31, 1998. This acquisition is expected to be accounted for as a pooling of interests.

First National Bank Shares, LTD. On September 11, 1997, the Corporation entered into a reorganization and merger agreement with First National Bank Shares, LTD (First National), parent company of First United National Bank and Trust Company. Under the terms of the merger agreement, the Corporation will acquire all of the outstanding shares of First National's common stock in exchange for the Corporation's common stock. Based on the Corporation's closing price on September 30, 1997, of $47.125, the transaction would result in the exchange of approximately 661,905 shares of the Corporation's common stock with a total aggregate value approximating $31,192,000.

     ---------------------------------

At September 30, 1997, First National had assets of approximately $151,600,000, deposits of approximately $130,800,000 and stockholders' equity of approximately $11,000,000. First National operates seven branches located in Kansas. This pending acquisition, which is subject to receipt of regulatory approvals, First National shareholders' approval and other conditions, is expected to close during the quarter ending March 31, 1998. This acquisition is expected to be accounted for as a purchase with core value of deposits resulting from this transaction to be amortized on an accelerated basis over a period not to exceed 10 years and goodwill, if any, to be amortized on a straight line basis over a period not to exceed 20 years.

Pursuant to the aforementioned merger agreements entered into this first quarter of fiscal year 1998, the Corporation will issue approximately 5,041,252 of additional shares of its common stock. Accordingly, at the Corporation's annual meeting to be held on November 18, 1997, shareholders are being asked to vote on a proposed amendment to the Corporation's Articles of Incorporation to increase the number of authorized shares of common stock from 25,000,000 shares to 50,000,000 shares.

C.   COMMITMENTS AND CONTINGENCIES:
     ------------------------------

At September 30, 1997, the Corporation had issued commitments, excluding undisbursed portions of loans in process, of approximately $216,554,000 as follows: $127,389,000 to originate loans, $70,790,000 to purchase loans and $18,375,000 to provide consumers unused lines of credit. Loan commitments, which are funded subject to certain limitations, extend over various periods of time. Generally, unused loan commitments are canceled upon expiration of the commitment term as outlined in each individual contract. These outstanding loan commitments to extend credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn upon. Loans sold subject to recourse provisions totaled approximately $28,818,000, which represents the total potential credit risk associated with these particular loans. Such credit risk would, however, be offset by the value of the single-family residential properties which collateralize these loans.

The Corporation is subject to a number of lawsuits and claims for various amounts which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Corporation's financial position or results of operations.

On September 13, 1994, the Bank commenced litigation against the United States in the United States Court of Federal Claims seeking to recover monetary relief for the government's refusal to honor certain contracts between the Bank and the Federal Savings and Loan Insurance Corporation. The suit alleges that such governmental action constitutes breach of contract and an unlawful taking of property by the United States without just compensation or due process in violation of the Constitution of the United States. The litigation status and process of the multiple legal actions, such as that instituted by the Bank with respect to supervisory goodwill and regulatory capital credits, make the value of the claims asserted by the Bank uncertain as to ultimate outcome and contingent on a number of factors and future events which are beyond the control of the Bank, both as to substance, timing and the dollar amount of damages which may be awarded to the Bank if it finally prevails in this litigation.

D.   CURRENT ACCOUNTING PRONOUNCEMENTS:
     ----------------------------------

Earnings Per Share:

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, entitled "Earnings Per Share" (SFAS No. 128). This statement establishes standards for computing and presenting earnings per share (EPS) and simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 and its interpretations and supersedes or amends other accounting pronouncements related to current computations of EPS. The statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation with equal prominence of basic and diluted EPS for income from continuing operations and for net income on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     ----------------------------------------------

The provisions of SFAS No. 128 are effective for financial statements for both interim and annual periods ending after December 15, 1997, or for the quarter ended December 31, 1997, for the Corporation, with all prior period EPS data restated to conform with SFAS No. 128. The following table reflects basic and diluted EPS pursuant to the provisions of SFAS No. 128 for the three months ended September 30:

--------------------------------------------------------------------------------------------
                                                                   1997            1996
--------------------------------------------------------------------------------------------
Net income (loss)                                              $ 17,108,000    $ (4,050,000)
--------------------------------------------------------------------------------------------
Weighted average number of common shares
  outstanding used in Basic EPS calculation                      21,571,349      21,821,275
Add assumed exercise of outstanding stock options
  as adjustments for dilutive securities                            389,605         292,554
                                                               ------------    ------------

Weighted average number of common shares
  outstanding used in Diluted EPS calculation                    21,960,954      22,113,829
--------------------------------------------------------------------------------------------
Basic EPS:
  Net income (loss)                                                   $ .79          $ (.19)
                                                               ============    ============
Diluted EPS:
  Net income (loss)                                                   $ .78          $ (.18)
                                                               ============    ============
--------------------------------------------------------------------------------------------

Reporting Comprehensive Income:

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 entitled "Reporting Comprehensive Income" (SFAS No. 130). This statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles bypass reported net income. SFAS No. 130 requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements with the aggregate amount of comprehensive income reported in that same financial statement. SFAS No. 130 permits the statement of changes in stockholders' equity to be used to meet this requirement. Companies are encouraged, but not required, to display the components of other comprehensive income below the total for net income in the statement of operations or in a separate statement of comprehensive income. Companies are also required to display the cumulative total of other comprehensive income for the period as a separate component of equity in the statement of financial position.

This statement is effective for fiscal years beginning after December 15, 1997, or July 1, 1998, for the Corporation, with earlier application permitted. Companies are also required to report comparative totals for comprehensive income in interim reports. Management of the Corporation will adopt the provisions of this statement, which are only of a disclosure nature, effective July 1, 1998.

Disclosures About Segments of an Enterprise and Related Information:

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 entitled "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131). This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and utilizes the "management approach" for segment reporting. The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on any manner in which management disaggregates its company such as by products and services, geography, legal structure and management structure. SFAS No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and more specific and detailed geographic disclosures especially by countries as opposed to broad geographic regions. This statement also requires descriptive information about the way the operating segments were determined, the products/services provided by the operating segments, the differences between the measurements used in reporting segment information and those used in the general purpose financial statements, and the changes in the measurement of segment amounts from period to period.

The provisions of SFAS No. 131 are effective for fiscal years beginning after December 15, 1997, or July 1, 1998, for the Corporation, with earlier application permitted. SFAS No. 131 does not need to be applied to interim statements in the initial year of application but such comparative information will be required in interim statements for the second year. Comparative information for earlier years must be restated in the initial year of application. Management of the Corporation will adopt the provisions of this statement, which are only of a disclosure nature, effective July 1, 1998.

E.   REGULATORY CAPITAL REQUIREMENTS:
     --------------------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following table of tangible, core and total risk-based capital. Prompt Corrective Action provisions contained in the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for Prompt Correction Action provisions under FDICIA, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risk-based capital ratios as set forth in the following table. At September 30, 1997, and June 30, 1997, the Bank exceeded the minimum requirements for the well-capitalized category.

The following presents the Bank's regulatory capital levels and ratios relative to its minimum capital requirements:

-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
                                                                As of September 30, 1997
                                         --------------------------------------------------------------------------
                                                  Actual Capital                        Required Capital
                                         --------------------------------      ------------------------------------
                                                Amount        Ratio                   Amount            Ratio
-------------------------------------------------------------------------------------------------------------------
OTS capital adequacy:
          Tangible capital                    $ 462,955        6.44%               $ 107,763            1.50%
          Core capital                          474,229        6.59                  215,865            3.00
          Risk-based capital                    511,024       13.92                  293,804            8.00
FDICIA regulations to be
  classified well-capitalized:
          Tier 1 leverage capital               474,229        6.59                  359,775            5.00
          Tier 1 risk-based capital             474,229       12.91                  220,353            6.00
          Total risk-based capital              511,024       13.92                  367,256           10.00
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
                                                                  As of June 30, 1997
                                         --------------------------------------------------------------------------
                                                  Actual Capital                        Required Capital
                                         --------------------------------      ------------------------------------
                                                Amount        Ratio                   Amount            Ratio
-------------------------------------------------------------------------------------------------------------------
OTS capital adequacy:
          Tangible capital                    $ 446,291        6.31%               $ 106,079            1.50%
          Core capital                          458,087        6.47                  212,511            3.00
          Risk-based capital                    494,760       13.81                  286,597            8.00
FDICIA regulations to be
  classified well-capitalized:
          Tier 1 leverage capital               458,087        6.47                  354,185            5.00
          Tier 1 risk-based capital             458,087       12.79                  214,948            6.00
          Total risk-based capital              494,760       13.81                  358,246           10.00
-------------------------------------------------------------------------------------------------------------------

As of September 30, 1997, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for Prompt Corrective Action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank's classification.

                Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

The Corporation's principal asset is its investment in the capital stock of the Bank, and because it does not generate any significant revenues independent of the Bank, the Corporation's liquidity is dependent on the extent to which it receives dividends from the Bank. The Bank's ability to pay dividends to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Under capital distribution regulations of the OTS, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed dividend, has total capital that is at least equal to the amount of its fully phased-in capital requirements (a "Tier I Association") is permitted to pay dividends during a calendar year in an amount equal to the greater of (i) 75.0% of its net income for the recent four quarters, or (ii) 100.0% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in risk-based capital ratio requirement at the beginning of the calendar year. At September 30, 1997, the Bank qualified as a Tier I Association, and would be permitted to pay an aggregate amount approximating $128.0 million in dividends under these regulations. Should the Bank's regulatory capital fall below certain levels, applicable law would require prior approval by the OTS of such proposed dividends and, in some cases, would prohibit the payment of dividends.

At September 30, 1997, the cash of Commercial Federal Corporation (the parent company) totaled $21.7 million. On August 11, 1997, the Corporation paid down its five-year promissory term note by $21.0 million, and paid $1.0 million as a scheduled principal payment on September 30, 1997, resulting in a remaining principal balance of $4.0 million due September 30, 1998. The line of credit available with the same financial institution totals $6.0 million, which, at September 30, 1997, had not been drawn on. Such line of credit expires December 31, 1997. Due to the parent company's limited independent operations, management believes that its cash balance at September 30, 1997, is currently sufficient to meet operational needs. However, the parent company's ability to make future interest and principal payments on its $50.0 million of 7.95% fixed-rate subordinated extendible notes due December 1, 2006 (the Notes), on the $4.0 million promissory term note due December 31, 2001, and on its $46.4 million of 9.375% fixed-rate junior subordinated debentures due May 15, 2027 (the Debentures), is dependent upon its receipt of dividends from the Bank. Accordingly, on September 10, 1997, a dividend totaling $3.575 million was declared by the Bank to be paid to the parent company. This dividend from the Bank was paid to cover (i) interest payments totaling $1.064 million on the parent company's debt, (ii) a principal payment of $1.0 million on the parent company's promissory term note and (iii) the quarterly common stock cash dividend totaling $1.511 million payable by the parent company to its shareholders through September 30, 1997. The Bank will continue to pay dividends to the parent company, pursuant to regulatory restrictions, to cover the cash dividends on common stock that the parent company intends to continue to pay on a quarterly basis and on future principal and interest payments on the parent company's debt. A dividend totaling $3.122 million was declared by the Bank to the parent company during the three months ended September 30, 1996. The parent company also receives cash from the exercise of stock options and the sale of common stock under its employee benefit plans, as well as from the Bank for income tax benefits from operating losses of the parent company as provided in the corporate tax sharing agreement.

The Corporation's primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the Federal Home Loan Bank (FHLB) of Topeka, (iv) cash generated from operations and (v) securities sold under agreements to repurchase. As reflected in the Consolidated Statement of Cash Flows, net cash flows provided by operating activities totaled $9.4 million and $23.3 million, respectively, for the three months ended September 30, 1997 and 1996. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans.

Net cash flows used by investing activities totaled $103.8 million and $53.3 million, respectively, for the three months ended September 30, 1997 and 1996. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities and (ii) the purchase and origination of loans, mortgage-backed and investment securities. The pending acquisitions of Liberty, Mid Continent and First National will have no material effect on liquidity, except for the cash outlays relating to nonrecurring merger related costs, since such transactions are structured to be consummated in an exchange of common stock between the Corporation and these respective financial institutions.

--------------------------------------------

Net cash flows provided by financing activities totaled $79.0 million and $35.8 million, respectively, for the three months ended September 30, 1997 and 1996. Advances from the FHLB have been the primary sources to balance the Corporation's funding needs during each of the periods presented. The Corporation experienced net decreases in retail deposits of $120.0 million and $29.7 million, respectively, for the three months ended September 30, 1997 and 1996. These decreases in deposits are primarily due to depositors leaving for higher interest rates. The Corporation does not anticipate such outflow to continue as experienced during the three months ended September 30, 1997. In addition, during the three months ended September 30, 1996, the Corporation utilized securities sold under agreements to repurchase primarily for liquidity and asset liability management purposes. Also, during the three months ended September 30, 1996, the Corporation borrowed $28.0 million to partially finance the repurchase on August 21, 1996, of 1,875,150 shares of the Corporation's common stock. As previously discussed, such note now has a principal balance of $4.0 million due September 30, 1998.

The Corporation will continue to grow its franchise through an ongoing program of selective acquisitions of other financial institutions. The Corporation has considered and will continue to consider possible mergers with and acquisitions of other selected financial institutions. Accordingly, during the quarter ended September 30, 1997, the Corporation entered into merger agreements with Liberty, Mid Continent and First National. See Note B in the Notes to the Consolidated Financial Statements for additional information on these pending acquisitions. Such acquisitions present the Corporation with the opportunity to further expand its retail network in its existing markets; and to increase its earnings potential by increasing its mortgage and consumer loan volumes funded by deposits which generally bear lower rates of interest than alternative sources of funds. Acquisition candidates are selected based on the extent to which the candidate can enhance the Corporation's retail presence in new or existing markets and complement the Corporation's present retail network.

At September 30, 1997, the Corporation had issued commitments totaling approximately $216.6 million to fund and purchase loans as follows: $74.0 million of single-family adjustable-rate mortgage loans, $110.1 million of single-family fixed-rate mortgage loans, $18.4 million of consumer loan lines of credit and $14.1 million of commercial real estate loans. These outstanding loan commitments to extend credit in order to originate loans or fund consumer loan lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described.

The maintenance of an appropriate level of liquid resources to meet not only regulatory requirements but also to provide funding necessary to meet the Corporation's current business activities and obligations is an integral element in the management of the Corporation's assets. The Corporation is required by federal regulation to maintain a minimum average daily balance of cash and certain qualifying liquid investments equal to 5.0% of the aggregate of the prior month's daily average savings deposits and short-term borrowings. The Corporation's liquidity ratio was 5.35% at September 30, 1997. Liquidity levels will vary depending upon savings flows, future loan fundings, cash operating needs, collateral requirements and general prevailing economic conditions. The Corporation does not foresee any difficulty in meeting its liquidity requirements.

RESULTS OF OPERATIONS:
----------------------

Net income for the three months ended September 30, 1997, was $17.1 million, or $.78 per share, compared to a net loss of $4.1 million, or $.18 loss per share, for the three months ended September 30, 1996. The increase in net income for the three months ended September 30, 1997, compared to the three months ended September 30, 1996, is primarily due to a $27.1 million nonrecurring Federal deposit insurance special assessment recorded in fiscal year 1997, net increases of $2.7 million in net interest income and $2.5 million in total other income, and net reductions of $838,000 and $217,000, respectively, in amortization expense of intangible assets and general and administrative expenses. These increases to net income were partially offset by net increases of $11.7 million and $442,000, respectively, in the provision for income taxes and the provision for loan losses.

Net Interest Income:
-------------------

Net interest income was $43.0 million for the three months ended September 30, 1997, compared to $40.3 million for the three months ended September 30, 1996, resulting in an increase of $2.7 million, or 6.7%. The interest rate spread was 2.46% at September 30, 1997, compared to 2.37% at September 30, 1996, an increase of nine basis points. During the three months ended September 30, 1997 and 1996, interest rate spreads were 2.36% and 2.40%, respectively, a decrease of four basis points; and the yield on interest-earning assets was 2.52% and 2.54% over the same respective periods of time. The interest rate spreads were lower for the current fiscal year quarter compared to the prior fiscal year period primarily due to an increase of four basis points in rates on total interest-bearing liabilities, primarily advances from the FHLB and certificates of deposit. Net interest income increased for the three months ended September 30, 1997, over the three months ended September 30, 1996, due to the net earnings balance increasing by $35.4 million over the respective three-month period. The average balance of interest-earning assets increased $487.5 million for the three months ended September 30, 1997, compared to the same period ended September 30, 1996, while the average balance of interest-bearing liabilities increased $452.1 million over the same respective period of time. The increases in these average balances are due to the acquisitions of Heritage Financial, Ltd. (Heritage) on October 1, 1996, and Investors Federal Savings (Investors) on May 1, 1997, and to internal growth. The future trend in interest rate spreads and net interest income will be dependent upon such factors as the composition and size of the Corporation's interest-earning assets and interest-bearing liabilities, the interest rate risk exposure of the Corporation, and the maturity and repricing activity of interest-sensitive assets and liabilities, as influenced by changes in and levels of both short-term and long-term market interest rates.

The following table presents certain information concerning yields earned on interest-earning assets and rates paid on interest-bearing liabilities during and at the end of each of the periods presented:

----------------------------------------------------------------------------------------------------------
                                                       For the Three
                                                        Months Ended                        At
                                                        September 30,                   September 30,
                                                 --------------------------       ------------------------
                                                      1997         1996               1997         1996
----------------------------------------------------------------------------------------------------------
Weighted average yield on:
   Loans                                              8.11%         8.15%             8.11%         8.15%
   Mortgage-backed securities                         6.45          6.58              6.79          6.73
   Investments                                        6.77          6.08              6.84          6.35
----------------------------------------------------------------------------------------------------------
      Interest-earning assets                         7.75          7.75              7.81          7.79
----------------------------------------------------------------------------------------------------------
Weighted average rate paid on:
   Savings deposits                                   3.19          3.12              3.12          3.23
   Other time deposits                                5.76          5.74              5.76          5.76
   Advances from FHLB                                 5.97          5.70              5.85          5.83
   Securities sold under agreements
      to repurchase                                   6.04          6.42              6.03          6.17
   Other borrowings                                   8.80         10.66              8.83         10.35
----------------------------------------------------------------------------------------------------------
      Interest-bearing liabilities                    5.39          5.35              5.35          5.42
----------------------------------------------------------------------------------------------------------

Interest rate spread                                  2.36%         2.40%             2.46%         2.37%
----------------------------------------------------------------------------------------------------------
Net annualized yield on
   interest-earning assets                            2.52%         2.54%             2.65%         2.54%
----------------------------------------------------------------------------------------------------------

--------------------------------

The table below presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, and average yields and rates during the three months ended September 30, 1997. The following table includes nonaccruing loans averaging $37.8 million for the three months ended September 30, 1997, as interest-earning assets at a yield of zero percent:

-------------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                                   September 30, 1997
                                                                     ----------------------------------------------
                                                                                                       Annualized
                                                                         Average                         Yield/
(Dollars in Thousands)                                                   Balance         Interest         Rate
-------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans                                                             $ 5,273,688       $ 106,983          8.11%
   Mortgage-backed securities                                          1,040,872          16,792          6.45
   Investments                                                           506,973           8,577          6.77
-------------------------------------------------------------------------------------------------------------------
      Interest-earning assets                                          6,821,533         132,352          7.75
-------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings deposits                                                    1,269,136          10,188          3.19
   Other time deposits                                                 3,043,060          44,212          5.76
   Advances from FHLB                                                  1,529,606          23,004          5.97
   Securities sold under
      agreements to repurchase                                           607,772           9,375          6.04
   Other borrowings                                                      116,874           2,571          8.80
-------------------------------------------------------------------------------------------------------------------
      Interest-bearing liabilities                                     6,566,448          89,350          5.39
-------------------------------------------------------------------------------------------------------------------

Net earnings balance                                                 $   255,085
                                                                     ===========

Net interest income                                                                    $  43,002
                                                                                       =========

Interest rate spread                                                                                      2.36%
-------------------------------------------------------------------------------------------------------------------

Net annualized yield on
   interest-earnings assets                                                                               2.52%
-------------------------------------------------------------------------------------------------------------------

During the three months ended September 30, 1997, the Corporation experienced higher costs on interest-bearing liabilities primarily due to increases in the interest rates on FHLB advances (27 basis points) and certificates of deposit (two basis points). The net earnings balance (the difference between average interest-bearing liabilities and average interest-earning assets) increased by $35.4 million for the three months ended September 30, 1997, compared to the three months ended September 30, 1996, primarily due to the acquisition of Heritage (which was acquired, in part, through the issuance of common stock), the acquisition of Investors and net internal growth with earnings retention.

--------------------------------

The table below presents the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities, respectively, and the amount of change in each attributable to: (i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The net change attributable to change in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. The following table demonstrates the effect of the increased volume of interest-earning assets and interest-bearing liabilities, the changes in interest rates and the effect on the interest rate spreads previously discussed:

-------------------------------------------------------------------------------------------------
                                                                        Three Months Ended
                                                                   September 30, 1997 Compared
                                                                      to September 30, 1996
                                                                   ---------------------------
(In Thousands)                                                      Increase (Decrease) Due to
-------------------------------------------------------------------------------------------------
                                                                   Volume      Rate        Net
-------------------------------------------------------------------------------------------------
Interest Income:
   Loans                                                          $ 9,202     $ (766)    $ 8,436
   Mortgage-backed securities                                      (2,049)      (374)     (2,423)
   Investments                                                      2,945        608       3,553
-------------------------------------------------------------------------------------------------
      Interest income                                              10,098       (532)      9,566
-------------------------------------------------------------------------------------------------

Interest expense:
   Savings deposits                                                 1,092        183       1,275
   Other time deposits                                             (1,873)       208      (1,665)
   Advances from FHLB                                               2,698        928       3,626
   Securities sold under agreements to repurchase                   3,412       (400)      3,012
   Other borrowings                                                   997       (389)        608
-------------------------------------------------------------------------------------------------
      Interest expense                                              6,326        530       6,856
-------------------------------------------------------------------------------------------------
Effect on net interest income                                     $ 3,772   $ (1,062)    $ 2,710
-------------------------------------------------------------------------------------------------

The net improvements due to changes in volume for the three months ended September 30, 1997, compared to September 30, 1996, reflect the net growth the Corporation has experienced, both internally and from acquisitions. The net decreases due to changes in rates between the three-month periods ended September 30, 1997 and 1996, primarily reflect the increase in rates on interest-bearing liabilities, primarily FHLB advances.

Provision for Loan Losses and Real Estate Operations:
-----------------------------------------------------

The Corporation recorded loan loss provisions totaling $2.1 million and $1.7 million, respectively, for the three months ended September 30, 1997, compared to the three months ended September 30, 1996. The loan loss provision is higher compared to the three months ended September 30, 1996, due primarily to a larger amount of general reserves recorded in the current fiscal year quarter to cover consumer loan losses. The provision for loan losses for the three months ended September 30, 1997, is consistent with the provision recorded during the second, third and fourth quarters of fiscal year 1997. The allowance for loan losses is based management's continuous evaluation of the collectibility of outstanding loans, which takes into consideration such factors as changes in the composition of the loan portfolio and economic conditions that may affect the borrower's ability to pay, regular examinations by the Corporation's credit review group of specific problem loans and of the overall portfolio quality and real estate market conditions in the Corporation's lending areas.

The Corporation recorded a net loss from real estate operations of $174,000 for the three months ended September 30, 1997, compared to net income of $216,000 for the three months ended September 30, 1996. Real estate operations reflect provisions for real estate losses, net real estate operating activity, and gains and losses on dispositions of real estate. The decrease in real estate operations for the three months ended September 30, 1997, compared to the three months ended September 30, 1996, is primarily due to an increase in capitalized lot development costs in the prior fiscal year quarter compared to the current fiscal year quarter.

-----------------------------------------------------------------

Nonperforming assets are monitored on a regular basis by the Corporation's internal credit review and asset workout groups. Nonperforming assets increased $12,000 at September 30, 1997, compared to June 30, 1997, resulting from a net increase of $3.3 million in nonperforming loans partially offset by net decreases of $1.9 million and $1.4 million, respectively, in real estate and troubled debt restructurings. Nonperforming assets as of the dates indicated are summarized as follows:

----------------------------------------------------------------------------------------------------------------------
                                                                September 30,         June 30,         September 30,
(Dollars in Thousands)                                              1997                1997               1996
----------------------------------------------------------------------------------------------------------------------
Nonperforming loans:
   Residential real estate                                            $ 37,441            $ 34,348           $ 34,705
   Commercial real estate                                                  388                 424              3,346
   Consumer                                                              2,243               2,042              1,480
----------------------------------------------------------------------------------------------------------------------
       Total                                                            40,072              36,814             39,531
----------------------------------------------------------------------------------------------------------------------

Real estate:
   Commercial                                                            7,706               8,417             10,602
   Residential                                                           7,452               8,599              7,124
----------------------------------------------------------------------------------------------------------------------
       Total                                                            15,158              17,016             17,726
----------------------------------------------------------------------------------------------------------------------

Troubled debt restructurings:
   Commercial                                                            7,442               8,857             12,909
   Residential                                                             814                 787                909
----------------------------------------------------------------------------------------------------------------------
       Total                                                             8,256               9,644             13,818
----------------------------------------------------------------------------------------------------------------------

Total nonperforming assets                                            $ 63,486            $ 63,474           $ 71,075
----------------------------------------------------------------------------------------------------------------------

Nonperforming loans to total loans                                         .74%                .68%               .81%
Nonperforming assets to total assets                                       .88%                .89%              1.07%
----------------------------------------------------------------------------------------------------------------------

Allowance for loan losses:
   Other loans (1)                                                    $ 37,753            $ 37,658           $ 37,350
   Bulk purchased loans (2)                                             10,197              10,809             12,197
----------------------------------------------------------------------------------------------------------------------
       Total                                                          $ 47,950            $ 48,467           $ 49,547
----------------------------------------------------------------------------------------------------------------------

Allowance for loan losses to total loans                                   .89%                .90%              1.01%
Allowance for loan losses to total nonperforming assets                  75.53%              76.36%             69.71%
----------------------------------------------------------------------------------------------------------------------

(1)  Includes $80,000, $77,000, and $78,000, at September 30, 1997, June 30,
     1997, and September 30, 1996, respectively, in general allowance for losses established primarily to cover risks associated with borrowers' delinquencies and defaults on loans held for sale.

(2) Represents the allowance for loan losses for single-family residential whole loans purchased between January 1991 and June 30, 1992 (bulk purchased loans), which had been allocated from the amount of net discounts associated with the Corporation's purchase of these loans to provide for the credit risk associated with such bulk purchased loans. These bulk purchased loans had principal balances of $469.4 million, $494.6 million, and $560.1 million, respectively, at September 30, 1997, June 30, 1997, and September 30, 1996. These allowances are available only to absorb losses associated with respective bulk purchased loans and are not available to absorb losses from other loans.

-----------------------------------------------------------------

The ratio of nonperforming loans to total loans was .74% at September 30, 1997, based on loan balances of $5.407 billion, compared to .68% and .81%, respectively, at June 30, 1997, and September 30, 1996, based on respective loan balances approximating $5.377 billion and $4.903 billion. The ratio of nonperforming assets to total assets was .88% at September 30, 1997, compared to
 .89% and 1.07% at June 30, 1997, and September 30, 1996, respectively. Ratios for nonperforming loans to total loans increased compared to June 30, 1997, due to increases in such nonperforming loans, primarily delinquent residential loans, and improved compared to September 30, 1996, due primarily to net increases in total loans. Ratios for nonperforming assets to total assets remain relatively unchanged compared to June 30, 1997, and improved compared to September 30, 1996, due to net improvements in total nonperforming assets as well as an increase in total assets. The percentage of allowance for loan losses to total loans decreased compared to June 30, 1997, and September 30, 1996, primarily due to net increases in total loans and to decreases in the allowance for loan losses from loan repayments for bulk purchased loans. The total allowance for loan losses to total nonperforming assets remain relatively unchanged comparing September 30, 1997, to June 30, 1997, and increased compared to September 30, 1996, primarily due to a net decrease in total nonperforming assets.

Nonperforming loans at September 30, 1997, increased by $3.3 million compared to June 30, 1997, primarily due to net increases totaling $2.7 million, $419,000 and $201,000, respectively, in delinquent residential real estate, residential construction real estate and consumer loans. These increases were offset by a net decrease of $36,000 in delinquent commercial real estate loans. The net decrease in real estate of $1.9 million at September 30, 1997, compared to June 30, 1997, is due primarily to the disposition of certain residential and commercial real estate totaling $4.4 million and $1.6 million, respectively, offset primarily by the addition of residential real estate properties totaling $3.0 million and the capitalization of lot development costs totaling $1.0 million. The net decrease of $1.4 million in troubled debt restructurings at September 30, 1997, compared to June 30, 1997, is primarily attributable to transfers to nonperforming loans.

Loan Servicing Fees:
--------------------

Fees from loans serviced for other institutions totaled $7.8 million and $7.3 million, respectively, for the three months ended September 30, 1997 and 1996. The increase comparing the respective periods is primarily due to increases in the average size of the Corporation's loan servicing portfolio. At September 30, 1997 and 1996, the Corporation's mortgage servicing portfolio approximated $5.881 billion and $5.875 billion, respectively.

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

Retail Fees and Charges:
------------------------

Retail fees and charges totaled $4.4 million and $3.9 million, respectively, for the three months ended September 30, 1997 and 1996. The net increase of $444,000 primarily results from increases in certain checking account fees and VISA check card fees primarily due to a significant increase in the number of retail checking accounts at September 30, 1997, compared to September 30, 1996.

Gain on Sales of Loans:
-----------------------

The Corporation sold loans to third parties through its mortgage banking operations resulting in net pre-tax gains of $232,000 and $105,000, respectively, on loans sold totaling $133.3 million and $185.1 million, respectively, for the three months ended September 30, 1997 and 1996. Mortgage loans are generally sold in the secondary market with loan servicing retained and without recourse to the Corporation. The net gains are attributable to the relatively stable interest rate environments over the respective periods.

Other Operating Income:
-----------------------

Other operating income totaled $3.6 million and $2.0 million, respectively, for the three months ended September 30, 1997, and 1996. The major components of other operating income are from brokerage and credit life and disability commissions which increased $384,000 and $185,000, respectively, for the three months ended September 30, 1997, compared to September 30, 1996, and from insurance commissions, which decreased $59,000 for the three months ended September 30, 1997, compared to 1996. Also contributing to the increase in other operating income for the three months ended September 30, 1997, compared to 1996 are receipts from bankruptcy settlements totaling $402,000, excess trustee funds on debt payoff totaling $478,000 and a net pre-tax gain of $355,000 on the sale of loan servicing rights, all of which were recorded in the current fiscal year quarter.

General and Administrative Expenses:
------------------------------------

General and administrative expenses, excluding the $27.1 million nonrecurring industry-wide Federal deposit insurance special assessment recorded in the first quarter of fiscal year 1997, totaled $29.1 million and $29.3 million, respectively, for the three months ended September 30, 1997, compared to the three months ended September 30, 1996. The net decrease of $217,000 for the three months ended September 30, 1997, compared to the three months ended September 30, 1996, was primarily due to net decreases of $1.8 million in regulatory insurance and assessments and $1.3 million in other operating expenses partially offset by net increases in compensation and benefits of $1.6 million, advertising of $845,000, occupancy and equipment of $239,000 and data processing of $223,000.

The decrease in regulatory insurance and assessments of $1.8 million is substantially due to the revised rate structure on insured deposits adopted by the Federal Deposit Insurance Corporation after the recapitalization of the Savings Association Insurance Fund. The Corporation's annual deposit insurance rate in effect prior to this recapitalization (and for the three months ended September 30, 1996) was .23% of insured deposits which was reduced to .064% of insured deposits effective January 1, 1997, and thereafter. The net decrease of $1.3 million in other operating expenses resulted primarily from nonrecurring expenses totaling $2.3 million recorded in the prior fiscal year quarter related to the repurchase of 1,875,150 shares of the Corporation's common stock. These decreases were offset primarily by increased marketing costs for checking accounts and related products and consumer loans totaling $845,000, higher loan production costs, net increases in operating expenses due to the Heritage and Investors acquisitions, increased data processing costs and other net increases in employee benefits, rent and occupancy and other operating expenses resulting primarily from branch expansion over the prior fiscal year period and other expenses incurred on an indirect basis attributable to such branch expansion and acquisitions.

Amortization of Goodwill and Core Value of Deposits:
----------------------------------------------------

Amortization of goodwill and core value of deposits totaled $1.5 million and $2.4 million, respectively, for the three months ended September 30, 1997, compared to the three months ended September 30, 1996. The net decrease of $838,000 for the three months ended September 30, 1997, is due primarily to the reduction in the current fiscal year quarter in amortization expense of core value of deposits since certain amounts from acquisitions became fully amortized as of April 30, 1997.

Income Tax Provision (Benefit):
-------------------------------

For the three months ended September 30, 1997, the provision for income taxes totaled $9.3 million compared to an income tax benefit of $2.5 million for the three months ended September 30, 1996. The effective income tax rate for the three months ended September 30, 1997, was 35.1% compared to 38.0% for the three months ended September 30, 1996. The effective tax rates for both periods vary from the applicable statutory rates primarily due to the nondeductibility of amortization of goodwill and core value of deposits, and certain merger and acquisition costs, in relation to the level of taxable income for the respective periods.

                           PART II. OTHER INFORMATION
                           --------------------------


         Item 6.  Exhibits and Reports on Form 8-K
                  --------------------------------

         (a).  Exhibits:

               Exhibit 11.  Computation of Earnings Per Share

               Exhibit 27.  Financial Data Schedules (EDGAR)

         (b).  Reports on Form 8-K:

               During the three months ended September 30, 1997, the Corporation filed three Current Reports on Form 8-K announcing definitive agreements to acquire three other financial institutions. On August 18, 1997, the Corporation entered into a reorganization and merger agreement with Liberty Financial Corporation, a privately held commercial bank and thrift holding company, headquartered in West Des Moines, Iowa. On September 2, 1997, the Corporation entered into a reorganization and merger agreement with Mid Continent Bancshares, Inc., parent company of Mid-Continent Federal Savings Bank, headquartered in El Dorado, Kansas. On September 11, 1997, the Corporation entered into a reorganization and merger agreement with First National Bank Shares, LTD, parent company of First United National Bank and Trust Company, headquartered in Great Bend, Kansas. See Note B to the Consolidated Financial Statements for additional information.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  COMMERCIAL FEDERAL CORPORATION
                                  (Registrant)




Date:    November 14, 1997        /s/ James A. Laphen
         -----------------        -------------------------------------------
                                  James A. Laphen, President, Chief
                                  Operating Officer and Chief
                                  Financial Officer (Duly Authorized
                                  and Principal Financial Officer)




Date:    November 14, 1997        /s/ Gary L. Matter
         -----------------        -------------------------------------------
                                  Gary L. Matter, Senior Vice President,
                                  Controller and Secretary
                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

                                                                        Page No.
-------------------------------------------------------------------------------

Exhibit 11.      Computation of Earnings Per Share                         23

Exhibit 27.      Financial Data Schedules (EDGAR only)                     --