Form 10-Q
period 1997-12-31
COMMERCIAL FEDERAL CORP
filed 1998-02-17
CIK 744778

                            UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                              FORM 10-Q

                -----------------------------------
(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1997

                          or

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to _______

Commission File Number: No. 1-11515
                            -------

                 COMMERCIAL FEDERAL CORPORATION
_________________________________________________________________
    (Exact name of registrant as specified in its charter)

         Nebraska                                 47-0658852
-------------------------------              ---------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification Number)

2120 South 72nd Street, Omaha, Nebraska               68124
---------------------------------------       --------------------
(Address of principal executive offices)            (Zip Code)


                            (402) 554-9200
_________________________________________________________________
      (Registrant's telephone number, including area code)

                              Not Applicable
_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X           No
    ------           ------

                       AVAILABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                           Outstanding at February 11, 1998
-----------------------------               --------------------------------
Common Stock, $0.01 Par Value                      33,640,771 Shares

                COMMERCIAL FEDERAL CORPORATION
                ------------------------------

                             FORM 10-Q
                             ---------

                               INDEX
                               -----
________________________________________________________________

PART I  -   FINANCIAL INFORMATION                    Page Number
            ---------------------                    -----------

   Item 1.  Financial Statements:

            Consolidated Statement of Financial
              Condition as of December 31, 1997
              and June 30, 1997                                3

            Consolidated Statement of Operations for
              the Three and Six Months Ended December
              31, 1997 and 1996                              4-5


            Consolidated Statement of Cash Flows for
              the Six Months Ended December 31, 1997
              and 1996                                       6-7

            Notes to Consolidated Financial Statements      8-12

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                   13-21


PART II.  OTHER INFORMATION
          -----------------

   Item 4.  Submission of Matters to a Vote of
              Security Holders                                22

   Item 5.  Other Information                                 23

   Item 6.  Exhibits and Reports on Form 8-K                  23

SIGNATURE PAGE                                                24

________________________________________________________________

                 COMMERCIAL FEDERAL CORPORATION
         CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                 PART I. FINANCIAL INFORMATION
                 -----------------------------
                 ITEM 1.  FINANCIAL STATEMENTS
                 -----------------------------

______________________________________________________________________________
(Dollars in thosuands)                          December 31,     June 30,
ASSETS                                             1997            1997
______________________________________________________________________________
                                                 (Unaudited)     (Audited)
Cash                                              $   27,591     $   55,809
Investment securities available for sale,
  at fair value                                       95,974         19,930
Mortgage-backed securiites available for
  sale, at fair value                                191,731        195,766
Loans held for sale, net                              57,935         68,658
Investment securities held to maturity
  (fair value of $349,758 and $377,096)              349,039        379,127
Mortgage-backed securities held to maturity
  (fair value of $843,711 and $829,929)              840,214        829,997
Loans receivable, net of allowances of
  $47,975 and $48,390                              5,249,151      5,190,081
Federal Home Loan Bank stock                          94,538         72,452
Interest receivable, net of reserves of $198
  and $183                                            45,315         44,521
Real estate, net                                      17,014         19,728
Premises and equipment, net                           85,369         84,116
Prepaid expenses and other assets                     90,397         88,302
Goodwill and core value of deposits, net of
  accumulated amortization of $23,508 and
  $20,404                                             45,074         48,178
______________________________________________________________________________
    Total Assets                                  $7,189,342     $7,096,665
______________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
______________________________________________________________________________
Liabilities:
  Deposits                                        $4,248,932     $4,378,919
  Advances from Federal Home Loan Bank             1,716,829      1,415,506
  Securities sold under agreements to
    repurchase                                       564,294        639,294
  Other borrowings                                   102,304        128,982
  Interest payable                                    28,193         24,992
  Other liabilities                                   70,369         82,866
______________________________________________________________________________
    Total Liabilities                              6,730,921      6,670,559
______________________________________________________________________________
Commitments and contingencies                             --             --
______________________________________________________________________________
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000
    shares authorized; none issued                        --             --
  Common stock, $.01 par value; 50,000,000 shares
    authorized; 32,598,970 and 32,329,255 shares
    issued and outstanding                               326            216
  Additional paid-in capital                         147,316        147,857
  Retained earnings                                  309,984        278,450
  Unrealized holding gain (loss) on securities
    available for sale, net                              795           (417)
______________________________________________________________________________
    Total Stockholders' Equity                       458,421        426,106
______________________________________________________________________________
    Total Liabilities and Stockholders' Equity    $7,189,342      $7,096,665
______________________________________________________________________________

Common Stock issued and outstanding at June 30, 1997, restated to reflect the three-for-two stock split effective December 15, 1997.
See accompanying Notes to Consolidated Financial Statements.

                     COMMERCIAL FEDERAL CORPORATION
                   CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)

__________________________________________________________________________________________
(Dollars in Thousands                    Three Months Ended         Six Months Ended
Except Per Share Data)                      December 31,             December 31,
                                         ---------------------    --------------------
                                           1997        1996        1997        1996
__________________________________________________________________________________________
Interest Income:
  Loans receivable                         $107,198     $102,254     $214,181    $200,801
  Mortgage-backed securities                 16,601       19,212       33,393      38,427
  Investment securities                       9,879        6,281       18,456      11,305
__________________________________________________________________________________________
      Total interest income                 133,678      127,747      266,030     250,533

Interest Expense:
  Deposits                                   53,322       56,284      107,722     111,074
  Advances from Federal Home Loan Bank       26,264       16,876       49,268      36,254
  Securities sold under agreements to
    repurchase                                8,253       10,184       17,628      16,547
  Other borrowings                            2,284        2,106        4,855       4,069
__________________________________________________________________________________________
      Total interest expense                 90,123       85,450      179,473     167,944

Net Interest Income                          43,555       42,297       86,557      82,589
Provision for Loan Losses                    (2,000)      (2,108)      (4,100)     (3,766)
__________________________________________________________________________________________
Net Interest Income After Provision
  for Loan Losses                            41,555       40,189       82,457      78,823

Other Income:
  Loan servicing fees                         7,793        7,444       15,565      14,771
  Retail fees and charges                     4,617        3,993        8,984       7,916
  Real estate operations                        971          918          797       1,134
  Gain on sales of loans                        132           22          364         127
  Gain on sale of mortgage-backed
    securities                                1,026          100        1,026         100
  Other operating income                      3,048        2,265        6,969       4,297
__________________________________________________________________________________________
      Total other income                     17,587       14,742      33,705       28,345

Other Expense:
  General and administrative expenses -
     Compensation and benefits               12,192       11,498      24,343       22,079
     Occupancy and equipment                  4,439        3,989       8,681        7,992
     Data processing                          2,459        2,182       4,786        4,286
     Regulatory insurance and assessments       942        2,287       1,887        5,034
     Advertising                              2,467        1,963       4,962        3,613
     Other operating expenses                 7,635        6,462      14,580       14,699
__________________________________________________________________________________________
       General and administrative expenses
         before Federal deposit insurance
         special assessment                  30,134       28,381      59,239       57,703
      Federal deposit insurance special
        assessment                               --           --          --       27,062
__________________________________________________________________________________________
         Total general and administrative
           expenses                          30,134       28,381      59,239       84,765
      Amortization of goodwill and core
        value of deposits                     1,557        2,740       3,104        5,125
__________________________________________________________________________________________
         Total other expense                 31,691       31,121      62,343       89,890
Income Before Income Taxes and
  Extraordinary Items                        27,451       23,810      53,819       17,278
Provision for Income Taxes                    9,691        8,320      18,951        5,838
__________________________________________________________________________________________
Income Before Extraordinary Items            17,760       15,490      34,868       11,440
Extraordinary Items - Loss on Early
  Retirement of Debt, Net of Tax Benefit
  of $316                                        --         (583)         --         (583)
__________________________________________________________________________________________
Net Income                                 $ 17,760      $14,907     $34,868      $10,857
__________________________________________________________________________________________

                                     4

                     COMMERCIAL FEDERAL CORPORATION
             CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
                              (UNAUDITED)

__________________________________________________________________________________________
(Dollars in Thousands                    Three Months Ended         Six Months Ended
Except Per Share Data)                      December 31,             December 31,
                                         ---------------------    --------------------
                                           1997        1996        1997        1996
__________________________________________________________________________________________
Weighted average number of common shares
  outstanding used in basic earnings per
  share calculation                        32,451,886  32,203,504  32,404,454  32,467,709
Add assumed exercise of outstanding
  stock options as adjustments for
  dilutive securities                         546,908     493,392     565,657     466,111
                                          ----------- -----------  ----------  ----------
Weighted average number of common
  shares outstanding used in diluted
  earnings per share calculation           32,998,794  32,696,896  32,970,111  32,933,820
__________________________________________________________________________________________
Basic Earnings Per Share:
  Income before extraordinary items       $       .55  $      .48  $     1.08  $      .35
  Extraordinary items, net of tax
    benefit                                        --        (.02)         --        (.02)
                                          ----------- -----------  ----------  ----------
  Net income                              $       .55 $       .46  $     1.08  $      .33
                                          =========== ===========  ==========  ==========

Diluted Earnings Per Share:
  Income before extraordinary items       $       .54  $      .48  $     1.06  $      .35
  Extraordinary items, net of tax
    benefit                                        --        (.02)         --        (.02)
                                          ----------- -----------  ----------  ----------
  Net income                              $       .54 $       .46  $     1.06  $      .33
                                          =========== ===========  ==========  ==========
__________________________________________________________________________________________
Dividends declared                        $      .055 $      .047  $     .102  $     .092
__________________________________________________________________________________________

All per share data restated to reflect the three-for-two stock split effective December 15, 1997.

See accompanying Notes to Consolidated Financial Statements.

                  COMMERCIAL FEDERAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited)

______________________________________________________________________________
(Dollars in thousands)                               Six Months Ended
                                                       December 31,
                                                 ------------------------
                                                   1997            1996
______________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $  34,868     $  10,857
  Adjustments to reconcile net income to
    net cash provided (used) by operating
    activities:
    Extraordinary items, net of tax benefit              --           583
    Amortization of goodwill and core value
      of deposits                                     3,104         5,125
    Provision for loss on loans and real estate       4,198         4,141
    Depreciation and amortization                     4,086         3,954
    Accretion of deferred discounts and fee, net        435        (2,416)
    Amortization of mortgage servicing rights         4,170         3,903
    Amortization of deferred compensation on
      restricted stock and premiums on other
      borrowings                                        488           546
    Gain on sales of real estate, loans and
      loan servicing rights, net                     (1,712)       (1,456)
    Gain on sales of mortgage-backed securities      (1,026)         (100)
    Stock dividends from Federal Home Loan Bank      (3,277)       (2,367)
    Proceeds from the sales of loans                250,222       345,650
    Origination of loans for resale                 (46,815)     (127,741)
    Purchases of loans for resale                  (193,372)     (228,414)
    Increase in interest receivable                    (794)         (107)
    Decrease in interest payable and other
      liabilities                                   (13,314)       (6,727)
    Other items, net                                 (9,469)      (14,150)
                                                  ---------     ---------
      Total adjustments                              (3,076)      (19,576)
                                                  ---------     ---------
        Net cash provided (used) by operating
          activities                                 31,792        (8,719)
______________________________________________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of loans                                 (397,338)     (367,770)
Repayment of loans, net of originations             241,663       206,678
Principal repayment of mortgage-backed
  securities held to maturity                        86,302        66,783
Purchase of mortgage-backed securities
  available for sale                                (40,175)           --
Proceeds from sale of mortgage-backed
  securities available for sale                      31,719        17,447
Principal repayments of mortgage-backed
  securities available for sale                      14,994        17,197
Maturities and repayments of investment
  securities held to maturity                       115,757        47,198
Purchases of investment securities held to
  maturity                                          (85,538)      (64,906)
Purchases of investment securities available
  for sale                                          (78,674)           --
Maturities and repayments of investment
  securities available for sale                       3,000         1,000
Purchases of mortgage loan servicing rights          (4,375)       (3,264)
Proceeds from sale of mortgage loan servicing
  rights                                                412            --
Purchases of Federal Home Loan Bank stock           (18,809)       (1,670)
Proceeds from sale of Federal Home Loan Bank
  stock                                                  --         9,501
Proceeds from sale of real estate                    11,059         8,374
Payments to acquire real estate                      (2,004)         (555)
Acquisitions, net of cash received                       --         7,339
Purchases of premises and equipment, net             (5,339)       (3,746)
Other items, net                                     (2,115)         (690)
                                                  ---------     ---------
    Net cash used by investing activities          (129,461)      (61,084)
______________________________________________________________________________

                  COMMERCIAL FEDERAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited)

______________________________________________________________________________
(Dollars in thousands)                               Six Months Ended
                                                       December 31,
                                                 ------------------------
                                                   1997            1996
______________________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in deposits                               $(129,987)    $ (41,311)
Proceeds from Federal Home Loan Bank advances        588,000        65,000
Repayment of Federal Home Loan Bank advances        (286,730)     (226,385)
Proceeds from securities sold under agreements
  to repurchase                                      100,000       375,000
Repayment of securities sold under agreements
  to repurchase                                     (175,000)      (85,000)
Proceeds from issuances of other borrowings               --        94,500
Repayment of other borrowings                        (26,716)      (67,005)
Payment of cash dividends on common stock             (3,019)       (2,895)
Repurchase of common stock                                --       (49,324)
Issuance of common stock                               2,928           880
Other items, net                                         (25)          (14)
                                                   ---------     ---------
     Net cash provided by financing activities        69,451        63,446
______________________________________________________________________________
CASH AND CASH EQUIVALENTS:
Decrease in net cash position                        (28,218)       (6,357)
Balance, beginning of year                            55,809        35,827
                                                   ---------     ---------
Balance, end of period                             $  27,591     $  29,470
                                                   =========     =========
______________________________________________________________________________
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for-
  Interest expense                                 $ 176,074     $ 169,863
  Income taxes, net                                   23,270         1,930
Non-cash investing and financing activities-
  Loans exchanged for mortgage-backed securities      97,395        26,991
  Loans transferred to real estate                     2,861         8,674
  Loans to facilitate the sale of real estate             14           107
  Common stock issued in connection with stock
    options exercised                                  2,127            --
  Common stock tendered and withheld in connection
    with stock options exercised                      (5,855)           --
______________________________________________________________________________

See accompanying Notes to Consolidated Financial Statements.

                COMMERCIAL FEDERAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       AS OF AND FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
                           (Unaudited)
________________________________________________________________

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

The accompanying interim consolidated financial statements have not been audited by independent auditors. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present the financial statements have been included. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's June 30, 1997, Annual Report to Stockholders. The results of operations for the three and six month periods ended December 31, 1997, are not necessarily indicative of the results which may be expected for the entire fiscal year 1998. Certain amounts in the prior fiscal year periods have been reclassified for comparative purposes.

B.   THREE-FOR-TWO STOCK SPLIT:
     -------------------------

On November 17, 1997, the Board of Directors of the Corporation declared a three-for-two stock split to be effected in the form of a 50 percent stock dividend to stockholders of record on November 28, 1997. Par value remained at $.01 per share. The stock dividend, distributed on December 15, 1997, totaled 10,867,968 shares of common stock and was accounted for by a transfer of $108,680 to common stock from additional paid-in capital. Also on December 15, 1997, fractional shares resulting from the stock split were paid in cash totaling $24,366 based on the closing price on the record date. All references to the number of shares, per share amounts and stock prices for all periods presented have been adjusted on a retroactive basis to reflect the effect of the stock split.

C.   PENDING ACQUISITIONS:
     --------------------

During the six months ended December 31, 1997, the Corporation entered into definitive agreements to acquire four financial institutions: Liberty Financial Corporation, Mid Continent Bancshares, Inc., First National Bank Shares, LTD and Perpetual Midwest Financial, Inc. Subsequent to December 31, 1997, the Corporation entered into a definitive agreement on February 11, 1998, to acquire AmerUs Bank. These five acquisitions will add 115 branches (before any consolidation) to the Corporation's existing network and approximately $3.1 billion in total assets, approximately $2.3 billion in deposits and approximately $1.9 billion in loans serviced for others. See Note G for additional information regarding the consummated acquisitions of First National Bank Shares, LTD (completed January 30, 1998) and Liberty Financial Corporation (completed February 13, 1998), and Note H for additional information regarding the pending AmerUs Bank acquisition.

MID CONTINENT BANCSHARES, INC. On September 2, 1997, the Corporation entered into a reorganization and merger agreement with Mid Continent Bancshares, Inc. (Mid Continent), parent company of Mid-Continent Federal Savings Bank. Under the terms of the merger agreement, the Corporation will acquire in a tax-free reorganization all 1,998,149 outstanding shares of Mid Continent's common stock in exchange for the Corporation's common stock. Based on the Corporation's closing price on December 31, 1997, of $35.5625 per share, the transaction would result in the exchange of approximately 2,605,386 shares of the Corporation's common stock with an aggregate value of approximately $92,654,000.

At December 31, 1997, Mid Continent had total assets of approximately $407,600,000, deposits of approximately
$262,400,000 and stockholders' equity of approximately
$41,000,000. Mid Continent operates ten branches located in Kansas. This pending acquisition is anticipated to close on or about February 27, 1998, and is expected to be accounted for as a pooling of interests.

    -------------------------------

PERPETUAL MIDWEST FINANCIAL, INC. On December 15, 1997, the Corporation entered into a reorganization and merger agreement with Perpetual Midwest Financial, Inc. (Perpetual), parent company of Perpetual Savings Bank, FSB. Under the terms of the merger agreement, the Corporation will acquire in a tax-free reorganization all 1,891,000 outstanding shares of Perpetual's common stock in exchange for the Corporation's common stock. Perpetual's shareholders will receive .8636 shares of the Corporation's common stock for each outstanding share of Perpetual's common stock. Based on the Corporation's closing price on December 31, 1997, of $35.5625 per share, the transaction would result in the exchange of approximately 1,633,067 shares of the Corporation's common stock with a total aggregate value of approximately $58,076,000.

At December 31, 1997, Perpetual had total assets of approximately $392,100,000, deposits of approximately
$313,900,000, and stockholders' equity of approximately
$35,000,000.  Perpetual operates five branches located in Iowa.
This pending acquisition, which is subject to regulatory approvals, Perpetual shareholders' approval and other conditions, is expected to be completed by June 30, 1998. This acquisition is expected to be accounted for as a pooling of interests.

D.   COMMITMENTS AND CONTINGENCIES:
     -----------------------------

At December 31, 1997, the Corporation had issued commitments, excluding undisbursed portions of loans in process, of approximately $212,220,000 as follows: $147,533,000 to originate loans, $44,488,000 to purchase loans and $20,199,000 to provide consumers unused lines of credit. Loan commitments, which are funded subject to certain limitations, extend over various periods of time. Generally, unused loan commitments are canceled upon expiration of the commitment term as outlined in each individual contract. These outstanding loan commitments to extend credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn upon. Loans sold subject to recourse provisions totaled approximately $26,778,000, which represents the total potential credit risk associated with these particular loans. Such credit risk would, however, be offset by the value of the single-family residential properties which collateralize these loans.

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

E.   CURRENT ACCOUNTING PRONOUNCEMENTS:
     --------------------------------

EARNINGS PER SHARE:

The Corporation adopted the provisions of Statement of Financial Accounting Standards No. 128, entitled "Earnings Per Share" (SFAS No. 128) effective December 15, 1997, and accordingly, restated all prior period earnings per share to conform with SFAS No. 128. This statement establishes standards for computing and presenting earnings per share and simplified the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 and its interpretations and other accounting pronouncements. The statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation with equal prominence of basic and diluted EPS for income from continuing operations and for net income on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

REPORTING COMPREHENSIVE INCOME:

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 entitled "Reporting Comprehensive Income" (SFAS No. 130). This statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles bypass reported net income. SFAS No. 130 requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements with the aggregate amount of comprehensive income reported in that same financial statement. SFAS No. 130 permits the statement of changes in stockholders' equity to be used to meet this requirement. Companies are encouraged, but not required, to display the components of other comprehensive income below the total for net income in the statement of operations or in a separate statement of comprehensive income. Companies are also required to display the cumulative total of other comprehensive income for the period as a separate component of equity in the statement of financial position.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following table of tangible, core and total risk-based capital. Prompt Corrective Action provisions contained in the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for Prompt Correction Action provisions under FDICIA, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risk-based capital ratios as set forth in the following table. At December 31, 1997, and June 30, 1997, the Bank exceeded the minimum requirements for the well-capitalized category.

The following presents the Bank's regulatory capital levels and ratios relative to its minimum capital requirements:

____________________________________________________________________________________
(Dollars in Thousands)
                                                      As of December 31, 1997
                                                 ---------------------------------
                                                 Actual Capital   Required Capital
                                                 ---------------  ----------------
                                                 Amount    Ratio  Amount    Ratio
____________________________________________________________________________________
OTS capital adequacy:
  Tangible capital                              $480,274   6.69%  $107,652   1.50%
  Core capital                                   491,026   6.83    215,627   3.00
  Risk-based capital                             528,547  14.40    293,688   8.00
FDICIA regulations to be
  classified well-capitalized:
  Tier 1 leverage capital                        491,026   6.83    359,378   5.00
  Tier 1 risk-based capital                      491,026  13.38    220,266   6.00
  Total risk-based capital                       528,547  14.40    367,110  10.00
____________________________________________________________________________________

____________________________________________________________________________________
(Dollars in Thousands)
                                                       As of June 30, 1997
                                                 ---------------------------------
                                                 Actual Capital   Required Capital
                                                 ---------------  ----------------
                                                 Amount    Ratio  Amount    Ratio
____________________________________________________________________________________
OTS capital adequacy:
  Tangible capital                              $446,291   6.31%  $106,079   1.50%
  Core capital                                   458,087   6.47    212,511   3.00
  Risk-based capital                             494,760  13.81    286,597   8.00
FDICIA regulations to be
  classified well-capitalized:
  Tier 1 leverage capital                        458,087   6.47    354,185   5.00
  Tier 1 risk-based capital                      458,087  12.79    214,948   6.00
  Total risk-based capital                       494,760  13.81    358,246  10.00
____________________________________________________________________________________

As of December 31, 1997, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for Prompt Corrective Action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank's classification.

G.   SUBSEQUENT EVENTS - CONSUMMATED ACQUISITIONS:
     --------------------------------------------

FIRST NATIONAL BANK SHARES, LTD. On January 30, 1998, the Corporation consummated its acquisition of First National Bank Shares, LTD (First National), parent company of First United National Bank and Trust Company. Under the terms of the merger agreement, all of the outstanding shares of First National's common stock were exchanged for 992,842 shares of the Corporation's common stock. Based on the Corporation's closing price on January 30, 1998, of $32.50 per share, the exchange of the Corporation's common stock results in a total aggregate value approximating $32,267,000.

At December 31, 1997, before purchase accounting adjustments, First National had assets of approximately $155,200,000, deposits of approximately $130,600,000 and stockholders' equity of approximately $11,200,000. First National operated seven branches located in Kansas. This acquisition will be accounted for as a purchase with core value of deposits resulting from this transaction to be amortized on an accelerated basis over a period not to exceed 10 years and goodwill, if any, to be amortized on a straight line basis over a period not to exceed 20 years.

LIBERTY FINANCIAL CORPORATION. On February 13, 1998, the Corporation consummated its acquisition of Liberty Financial Corporation (Liberty), a privately held commercial bank and thrift holding company. Under the terms of the merger agreement, the Corporation acquired in a tax-free reorganization all 8,748,500 outstanding shares of Liberty's common stock in exchange for .459 shares of the Corporation's common stock. Based on the Corporation's closing stock price on February 13, 1998, of $33.9375 per share, the transaction results in the exchange of approximately 4,015,561 shares of the Corporation's common stock with an aggregate value of approximately $136,278,000.

At December 31, 1997, Liberty had assets of approximately
$670,100,000, deposits of approximately $582,000,000 and stockholders' equity of approximately $50,300,000. Liberty operated 38 branches in Iowa and seven in the metropolitan area of Tucson, Arizona. This acquisition is expected to be accounted for as a pooling of interests.

H.   SUBSEQUENT EVENT - PENDING ACQUISITION:
     --------------------------------------

AMERUS BANK.   On February 11, 1998, the Corporation entered
into a stock purchase agreement to acquire AmerUs Bank, a wholly-owned subsidiary of AmerUs Group Co. AmerUs Bank is a federally chartered savings bank headquartered in Des Moines, Iowa. Under the terms of the agreement, the Corporation will acquire through a taxable acquisition all of the outstanding shares of AmerUs Bank's common stock. As of February 11, 1998, the total purchase consideration approximates $200,884,000 and consists of (i) cash totaling approximately $95,750,000 (subject to certain adjustments), (ii) a one-year promissory note for $40,000,000, and (iii)either 1,915,709 shares of the Corporation's common stock (registered or non-registered) or the cash equivalent of such shares subject to election by the Corporation. The cash equivalent payment in lieu of common stock is subject to the election of the Corporation and will be based on the average New York Stock Exchange closing price for the five trading days ending on, and including, the third trading day immediately preceding the closing date of the acquisition. If the shares of the Corporation's common stock have not been registered pursuant to an effective registration statement as of closing, the Corporation must execute a Registration Rights Agreement with AmerUs Group Co. on or before closing.

At December 31, 1997, AmerUs Bank had total assets of approximately $1.5 billion, deposits of approximately $963.4 million and stockholder's equity of approximately $101.1 million (before a $5.0 million cash infusion by AmerUs Group Co. prior to closing). AmerUs Bank operates 48 branches located in Iowa
(27), Missouri (8), Nebraska (6), Kansas (4), Minnesota (2) and South Dakota (1). This pending acquisition, which is subject to regulatory approvals and certain other conditions, is expected to close in the third quarter of calendar year 1998. This pending acquisition is expected to be accounted for as a purchase with core value of deposits resulting from this transaction to be amortized on an accelerated basis over a period not to exceed 10 years, the non-compete covenant to be amortized on a straight line basis over a period not to exceed three years and goodwill to be amortized on a straight line basis over a period not to exceed 20 years.

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  ------------------------------------------------
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    ---------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

The Corporation's principal asset is its investment in the capital stock of the Bank, and because it does not generate any significant revenues independent of the Bank, the Corporation's liquidity is dependent on the extent to which it receives dividends from the Bank. The Bank's ability to pay dividends to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Under capital distribution regulations of the OTS, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed dividend, has total capital that is at least equal to the amount of its fully phased-in capital requirements (a "Tier I Association") is permitted to pay dividends during a calendar year in an amount equal to the greater of (i) 75.0% of its net income for the recent four quarters, or (ii) 100.0% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in risk-based capital ratio requirement at the beginning of the calendar year. At December 31, 1997, the Bank qualified as a Tier I Association, and would be permitted to pay an aggregate amount approximating $142.0 million in dividends under these regulations. Should the Bank's regulatory capital fall below certain levels, applicable law would require prior approval by the OTS of such proposed dividends and, in some cases, would prohibit the payment of dividends.

At December 31, 1997, the cash of Commercial Federal Corporation (the parent company) totaled $22.1 million. On August 11, 1997, the Corporation paid down its five-year promissory term note by $21.0 million, and paid $1.0 million as scheduled principal payments on September 30, 1997 and December 31, 1997, resulting in a remaining principal balance of $3.0 million due September 30, 1998. Due to the parent company's limited independent operations, management believes that its cash balance at December 31, 1997, is currently sufficient to meet operational needs. However, the parent company's ability to make future interest and principal payments on its $50.0 million of 7.95% fixed-rate subordinated extendible notes due December 1, 2006 (the Notes), on the $3.0 million promissory term note due September 30, 1998, and on its $46.4 million of 9.375% fixed-rate junior subordinated debentures due May 15, 2027 (the Debentures), is dependent upon its receipt of dividends from the Bank. Accordingly, for the three and six months ended December 31, 1997, dividends totaling $5.012 million and $8.587 million, respectively, were declared by the Bank to be paid to the parent company. These dividends from the Bank were paid to cover (i) interest payments totaling $3.278 million on the parent company's debt, (ii) principal payments of $2.0 million on the parent company's promissory term note and (iii) the quarterly common stock cash dividends totaling $3.309 million payable by the parent company to its common stock shareholders through December 31, 1997. The Bank will continue to pay dividends to the parent company, pursuant to regulatory restrictions, to cover the cash dividends on common stock that the parent company intends to continue to pay on a quarterly basis and on future principal and interest payments on the parent company's debt. Dividends totaling $29.667 million were paid by the Bank to the parent company during the six months ended December 31, 1996. The parent company also receives cash from the exercise of stock options and the sale of common stock under its employee benefit plans, as well as from the Bank for income tax benefits from operating losses of the parent company as provided in the corporate tax sharing agreement.

The Corporation's primary sources of funds are (i) deposits,
(ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the Federal Home Loan Bank (FHLB) of Topeka, (iv) cash generated from operations and
(v) securities sold under agreements to repurchase. As reflected in the Consolidated Statement of Cash Flows, net cash flows provided by operating activities totaled $31.8 million for the six months ended December 31, 1997 and net cash flows used by operating activities totaled $8.7 million for the six months ended December 31, 1996. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans.

Net cash flows used by investing activities totaled $129.5 million and $61.1 million, respectively, for the six months ended December 31, 1997 and 1996. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities and (ii) the purchase and origination of loans, mortgage-backed and investment securities. The acquisitions of First National, Liberty, Mid Continent and Perpetual (all scheduled to close during fiscal year 1998) will have no material effect on liquidity, except for the cash outlays relating to nonrecurring merger related costs, since such transactions are structured to be consummated in an exchange of common stock between the Corporation and these respective financial institutions.

-------------------------------------------

Net cash flows provided by financing activities totaled $69.5 million and $63.4 million, respectively, for the six months ended December 31, 1997 and 1996. Advances from the FHLB have been the primary sources to balance the Corporation's funding needs during each of the periods presented. The Corporation experienced net decreases in retail deposits of $130.0 million and $41.3 million, respectively, for the six months ended December 31, 1997 and 1996. These decreases in deposits are primarily due to depositors leaving for higher interest rates. For the three months ended September 30, 1997, retail deposits decreased $120.0 million; therefore, the Corporation does not anticipate such outflows to continue as experienced during the three months ended September 30, 1997. In addition, during the six months ended December 31, 1996, the Corporation utilized securities sold under agreements to repurchase primarily for liquidity and asset liability management purposes. Also, during the six months ended December 31, 1996, the Corporation borrowed $28.0 million to partially finance the repurchase on August 21, 1996, of 2,812,725 shares of the Corporation's common stock. As previously discussed, such note now has a principal balance of
$3.0 million due September 30, 1998.   In addition, the
Corporation's $40.25 million 10.25% subordinated debt and $6.9 million 10% senior notes were paid in full in December 1996 from the proceeds of the Corporation's $50.0 million 7.95% subordinated extendible notes due December 1, 2006.

The Corporation will continue to grow its franchise through an ongoing program of selective acquisitions of other financial institutions, as well as through internal growth. The Corporation has considered and will continue to consider possible mergers with and acquisitions of other selected financial institutions. Accordingly, during the six months ended December 31, 1997, the Corporation entered into merger agreements with Liberty, Mid Continent, First National and Perpetual. See Notes B and G in the Notes to the Consolidated Financial Statements for additional information on these pending and recently consummated acquisitions. In addition, subsequent to December 31, 1997, the Corporation on February 11, 1998, entered into a stock purchase agreement to acquire AmerUs Bank (see Note H). Such acquisitions present the Corporation with the opportunity to further expand its retail network in its existing markets; and to increase its earnings potential by increasing its mortgage and consumer loan volumes funded by deposits which generally bear lower rates of interest than alternative sources of funds. Acquisition candidates are selected based on the extent to which the candidate can enhance the Corporation's retail presence in new or existing markets and complement the Corporation's present retail network.

At December 31, 1997, the Corporation had issued commitments totaling approximately $212.2 million to fund and purchase loans as follows: $30.1 million of single-family adjustable-rate mortgage loans, $123.9 million of single-family fixed-rate mortgage loans, $20.2 million of consumer loan lines of credit and $38.0 million of commercial real estate loans. These outstanding loan commitments to extend credit in order to originate loans or fund consumer loan lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described.

The maintenance of an appropriate level of liquid resources to meet not only regulatory requirements but also to provide funding necessary to meet the Corporation's current business activities and obligations is an integral element in the management of the Corporation's assets. The Corporation is required by federal regulation to maintain a minimum average daily balance of cash and certain qualifying liquid investments equal to 5.0% of the aggregate of the prior month's daily average savings deposits and short-term borrowings. The Corporation's liquidity ratio was 5.64% at December 31, 1997. Liquidity levels will vary depending upon savings flows, future loan fundings, cash operating needs, collateral requirements and general prevailing economic conditions. The Corporation does not foresee any difficulty in meeting its liquidity requirements.

RESULTS OF OPERATIONS:
---------------------

Net income for the three months ended December 31, 1997, was $17.8 million, or $.54 per diluted share ($.55 per basic share), compared to net income of $14.9 million, or $.46 per diluted and basic share (including an after-tax loss on early retirement of debt totaling $583,000, or $.02 loss per diluted share, classified as an extraordinary item) for the three months ended December 31, 1996. The increase in net income for the three months ended December 31, 1997, compared to the three months ended December 31, 1996, is primarily due to net increases of $2.8 million in total other income and $1.4 million in net interest income after provision for loan losses, a reduction of $1.2 million in amortization expense of intangible assets and the extraordinary loss on early retirement of debt totaling $583,000 recorded in the prior fiscal year quarter. These increases to net income were partially offset by increases of $1.7 million in general and administrative expenses and $1.4 million in provision for income taxes.

Net income for the six months ended December 31, 1997, was $34.9 million, or $1.06 per diluted share ($1.08 per basic share), compared to net income of $10.9 million, or $.33 per diluted and basic share ( including an after-tax loss on early retirement of debt totaling $583,000, or $.02 loss per diluted share, classified as an extraordinary item) for the six months ended December 31, 1996. The increase in net income for the six months ended December 31, 1997, compared to the six months ended December 31, 1996, is primarily due to a $27.1 million nonrecurring Federal deposit insurance assessment recorded in fiscal year 1997, net increases of $5.4 million in total other income and $3.6 million in net interest income after provision for loan losses, a net reduction of $2.0 million in amortization expense of intangible assets and the extraordinary loss on early retirement of debt totaling $583,000 recorded in the prior fiscal year. These increases to income were partially offset by net increases of $13.1 million in the provision for income taxes and $1.5 million in general and administrative expenses.

Net Interest Income:
-------------------

Net interest income was $43.6 million for the three months ended December 31, 1997, compared to $42.3 million for the three months ended December 31, 1996, resulting in an increase of $1.3 million, or 3.0%. Net interest income was $86.6 million for the six months ended December 31, 1997, compared to $82.6 million for the six months ended December 31, 1996, resulting in an increase of $4.0 million, or 4.8%. The interest rate spread was 2.41% at December 31, 1997, compared to 2.44% at December 31, 1996, a decrease of three basis points. During the three months ended December 31, 1997 and 1996, interest rate spreads were 2.36% and 2.45%, respectively, a decrease of nine basis points; and the yield on interest-earning assets was 2.52% and 2.57% over the same respective periods of time. Interest rate spreads also decreased seven basis points from 2.43% to 2.36% during the six months ended December 31, 1997, compared to December 31, 1996. The interest rate spreads were lower for the current fiscal year periods compared to the prior fiscal year periods primarily due to increases of four and five basis points, respectively, in rates on total interest-bearing liabilities, primarily advances from the FHLB and savings deposits. Net interest income increased for the three and six months ended December 31, 1997, over the three and six months ended December 31, 1996, due to the net earnings balance increasing by $51.1 million and $43.2 million over the respective periods. The average balance of interest-earning assets increased $343.9 million and $415.7 million, respectively, for the three and six months ended December 31, 1997, compared to the same periods ended December 31, 1996, while the average balance of interest-bearing liabilities increased $292.8 million and $372.4 million over the same respective periods of time. The increases in these average balances are due to the acquisitions of Heritage Financial, Ltd. (Heritage) on October 1, 1996, and Investors Federal Savings (Investors) on May 1, 1997, and to internal growth. The future trend in interest rate spreads and net interest income will be dependent upon such factors as the composition and size of the Corporation's interest-earning assets and interest-bearing liabilities, the interest rate risk exposure of the Corporation, and the maturity and repricing activity of interest-sensitive assets and liabilities, as influenced by changes in and levels of both short-term and long-term market interest rates.
The following table presents certain information concerning yields earned on interest-earning assets and rates paid on interest-bearing liabilities during and at the end of each of the periods presented:

________________________________________________________________________________________________________
                                                  For the Three       For the Six
                                                  Months Ended       Months Ended              At
                                                  December 31,       December 31,         December 31,
                                                ----------------  ------------------    ----------------
                                                 1997      1996    1997        1996      1997      1996
________________________________________________________________________________________________________
Weighted average yield on:
  Loans                                          8.04%     8.16%    8.07%      8.15%     8.05%     8.12%
  Mortgage-backed securities                     6.47      6.55     6.46       6.57      6.81      6.70
  Investments                                    6.98      6.41     6.88       6.26      6.95      6.21
________________________________________________________________________________________________________
     Interest-earning assets                     7.72      7.77     7.74       7.76      7.78      7.77
________________________________________________________________________________________________________
Weighted average rate paid on:
  Savings deposits                               3.17      3.06     3.18       3.09      3.30      3.09
  Other time deposits                            5.73      5.73     5.75       5.74      5.66      5.74
  Advances from FHLB                             5.95      5.67     5.96       5.69      6.00      5.75
  Securities sold under agreements to
    repurchase                                   6.01      6.10     6.02       6.22      5.99      6.04
  Other borrowings                               8.81      9.74     8.80      10.17      8.84      8.27
________________________________________________________________________________________________________
     Interest-bearing liabilities                5.36      5.32     5.38       5.33      5.37      5.33
________________________________________________________________________________________________________
Interest rate spread                             2.36%     2.45%    2.36%      2.43%     2.41%     2.44%
________________________________________________________________________________________________________
Net annualized yield on
interest-earning assets                          2.52%     2.57%    2.52%      2.56%     2.60%     2.60%
________________________________________________________________________________________________________

-------------------------------

The table below presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, and average yields and rates during the three and six months ended December 31, 1997. The following table includes nonaccruing loans averaging $40.1 million and $39.0 million, respectively, for the three and six months ended December 31, 1997, as interest-earning assets at a yield of zero percent:

________________________________________________________________________________________________________________
                                                   Three Months Ended              Six Months Ended
                                                    December 31, 1997             December 31, 1997
                                            ------------------------------  ------------------------------
                                                                Annualized                      Annualized
                                            Average               Yield/    Average               Yield/
(Dollars in Thousands)                      Balance    Interest    Rate     Balance    Interest    Rate
________________________________________________________________________________________________________________
Interest-earning assets:
  Loans                                     $5,327,939  $107,198   8.04%    $5,300,813  $214,181   8.07%
  Mortgage-backed securities                 1,027,102    16,601   6.47      1,033,988    33,393   6.46
  Investments                                  566,396     9,879   6.98        536,684    18,456   6.88
________________________________________________________________________________________________________________
    Interest-earning assets                  6,921,437   133,678   7.72      6,871,485   266,030   7.74
________________________________________________________________________________________________________________
Interest-bearing liabilities:
  Savings deposits                           1,275,683    10,193   3.17      1,272,410    20,381   3.18
  Other time deposits                        2,988,870    43,129   5.73      3,015,965    87,341   5.75
  Advances from FHLB                         1,752,685    26,264   5.95      1,641,145    49,268   5.96
  Securities sold under agreements
    to repurchase                              537,229     8,253   6.01        572,500    17,628   6.02
  Other borrowings                             103,758     2,284   8.81        110,316     4,855   8.80
________________________________________________________________________________________________________________
    Interest-bearing liabilities             6,658,225    90,123   5.36      6,612,336   179,473   5.38
________________________________________________________________________________________________________________
Net earnings balance                        $  263,212                      $  259,149
                                            ==========                      ==========
Net interest income                                     $ 43,555                        $ 86,557
                                                        ========                        ========
Interest rate spread                                               2.36%                           2.36%
________________________________________________________________________________________________________________
Net annualized yield on
  interest-earning assets                                          2.52%                           2.52%
________________________________________________________________________________________________________________

During the three and six months ended December 31, 1997, the Corporation experienced higher costs on interest-bearing liabilities primarily due to increases in the interest rates on FHLB advances (28 and 27 basis points, respectively,) and savings deposits (11 and nine basis points, respectively). The net earnings balance (the difference between average interest-bearing liabilities and average interest-earning assets) increased by $51.1 million and $43.2 million, respectively, for the three and six months ended December 31, 1997, compared to the three and six months ended December 31, 1996, primarily due to the acquisition of Heritage (which was acquired, in part, through the issuance of common stock), the acquisition of Investors and net internal growth with earnings retention.

-------------------------------
The table below presents the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities, respectively, and the amount of change in each attributable to:
(i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The net change attributable to change in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. The following table demonstrates the effect of the increased volume of interest-earning assets and interest-bearing liabilities, the changes in interest rates and the effect on the interest rate spreads previously discussed:

________________________________________________________________________________________________________________
                                                   Three Months Ended              Six Months Ended
                                              December 31, 1997 Compared       December 31, 1997 Compared
                                                 to December 31, 1996            to December 31, 1996
                                            ------------------------------  ------------------------------
                                              Increase (Decrease) Due to      Increase (Decrease) Due to
                                            ------------------------------  ------------------------------
(In Thousands)                               Volume      Rate       Net       Volume      Rate       Net
________________________________________________________________________________________________________________
Interest Income:
  Loans                                      $ 6,545     $(1,601)   $ 4,944    $15,731    $(2,351)   $13,380
  Mortgage-backed securities                  (2,365)       (246)    (2,611)    (4,414)      (620)    (5,034)
  Investments                                  3,017         581      3,598      5,969      1,182      7,151
________________________________________________________________________________________________________________
    Interest income                            7,197      (1,266)     5,931     17,286     (1,789)    15,497
________________________________________________________________________________________________________________

Interest expense:
  Savings deposits                               762         326      1,088      1,853        510      2,363
  Other time deposits                         (3,987)        (63)    (4,050)    (5,868)       153     (5,715)
  Advances from FHLB                           8,522         866      9,388     11,227      1,787     13,014
  Securities sold under agreements
    to repurchase                             (1,781)       (150)    (1,931)     1,616       (535)     1,081
  Other borrowings                               394        (216)       178      1,387       (601)       786
________________________________________________________________________________________________________________
    Interest expense                           3,910         763      4,673     10,215      1,314     11,529
________________________________________________________________________________________________________________
Effect on net interest income                $ 3,287     $(2,029)   $ 1,258    $ 7,071    $(3,103)   $ 3,968
________________________________________________________________________________________________________________

The net improvements due to changes in volume for the three and six months ended December 31, 1997, compared to December 31, 1996, reflect the net growth the Corporation has experienced, both internally and from acquisitions. The net decreases due to changes in rates between the three and six-month periods ended December 31, 1997 and 1996, primarily reflect the increase in rates on interest-bearing liabilities, primarily FHLB advances.

Provision for Loan Losses and Real Estate Operations:
----------------------------------------------------

The Corporation recorded loan loss provisions totaling $2.0 million and $4.1 million, respectively, for the three and six months ended December 31, 1997, compared to $2.1 million and $3.8 million, respectively, for the three and six months ended December 31, 1996. The loan loss provision for the six months ended December 31, 1997, is $334,000 higher compared to 1996 due primarily to a larger amount of general reserves recorded in the current fiscal year to cover possible consumer loan losses. The allowance for loan losses is based upon management's continuous evaluation of the collectibility of outstanding loans, which takes into consideration such factors as changes in the composition of the loan portfolio and economic conditions that may affect the borrower's ability to pay, regular examinations by the Corporation's credit review group of specific problem loans and of the overall portfolio quality and real estate market conditions in the Corporation's lending areas.

The Corporation recorded net income from real estate operations of $971,000 and $797,000, respectively, for the three and six months ended December 31, 1997, compared to net income of $918,000 and $1.1 million, respectively, for the three and six months ended December 31, 1996. Real estate operations reflect provisions for real estate losses, net real estate operating activity, and gains and losses on dispositions of real estate. The net decrease in real estate operations for the six months ended December 31, 1997, compared to the six months ended December 31, 1996, is primarily due to a decrease in net gains on dispositions of real estate in the current fiscal year compared to the prior fiscal year.

---------------------------------------------------------------

Nonperforming assets are monitored on a regular basis by the Corporation's internal credit review and asset workout groups. Nonperforming assets decreased $3.4 million at December 31, 1997, compared to June 30, 1997, resulting from net decreases of $4.9 million and $3.1 million, respectively, in troubled debt restructurings and real estate partially offset by a net increase of $4.6 million in nonperforming loans. Nonperforming assets as of the dates indicated are summarized as follows:

____________________________________________________________________________________
                                          December 31,    June 30,    December 31,
(Dollars in Thousands)                       1997           1997         1996
____________________________________________________________________________________
Nonperforming loans:
  Residential real estate                 $38,806         $34,348     $38,644
  Commercial real estate                      394             424         684
  Consumer                                  2,216           2,042       2,085
____________________________________________________________________________________
    Total                                  41,416          36,814      41,413
____________________________________________________________________________________
Real estate:
  Commercial                                6,480           8,417       8,818
  Residential                               7,420           8,599       7,771
____________________________________________________________________________________
    Total                                  13,900          17,016      16,589
____________________________________________________________________________________
Troubled debt restructurings:
  Commercial                                3,947           8,857      11,288
  Residential                                 801             787         825
____________________________________________________________________________________
    Total                                   4,748           9,644      12,113
____________________________________________________________________________________
Total nonperforming assets                $60,064         $63,474     $70,115
____________________________________________________________________________________
Nonperforming loans to total loans            .76%            .68%        .80%
Nonperforming assets to total assets          .84%            .89%       1.02%
____________________________________________________________________________________
Allowance for loan losses:
  Other loans (1)                         $38,429         $37,658     $38,591
  Bulk purchased loans (2)                  9,631          10,809      11,733
____________________________________________________________________________________
    Total                                 $48,060         $48,467     $50,324
____________________________________________________________________________________
Allowance for loan losses to total
  loans                                       .89%            .90%        .97%
Allowance for loan losses to total
  nonperforming assets                      80.01%          76.36%      71.77%
____________________________________________________________________________________

(1)  Includes $85,000, $77,000 and $92,000 at December 31, 1997,
     June 30, 1997, and December 31, 1996, respectively, in general allowance for losses established primarily to cover risks associated with borrowers' delinquencies and defaults on loans held for sale.

(2) Represents the allowance for loan losses for single-family residential whole loans purchased between January 1991 and June 30, 1992 (bulk purchased loans), which had been allocated from the amount of net discounts associated with the Corporation's purchase of these loans to provide for the credit risk associated with such bulk purchased loans. These bulk purchased loans had principal balances of $443.6 million, $494.6 million and $538.2 million, respectively, at December 31, 1997, June 30, 1997, and December 31, 1996. These allowances are available only to absorb losses associated with respective bulk purchased loans and are not available to absorb losses from other loans.

---------------------------------------------------------------

The ratio of nonperforming loans to total loans was .76% at December 31, 1997, based on loan balances of $5.417 billion, compared to .68% and .80%, respectively, at June 30, 1997, and December 31, 1996, based on respective loan balances approximating $5.377 billion and $5.189 billion. The ratio of nonperforming assets to total assets was .84% at December 31, 1997, compared to .89% and 1.02% at June 30, 1997, and December 31, 1996, respectively. Ratios for nonperforming loans to total loans increased compared to June 30, 1997, due to increases in such nonperforming loans, primarily delinquent residential loans, and improved compared to December 31, 1996, due primarily to net increases in total loans. Ratios for nonperforming assets to total assets improved compared to June 30, 1997 and December 31, 1996, due to net improvements in total nonperforming assets as well as increases in total assets. The percentage of allowance for loan losses to total loans remained relatively unchanged compared to June 30, 1997, and decreased compared to December 31, 1996, primarily due to net increases in total loans and to decreases in the allowance for loan losses from loan repayments for bulk purchased loans. The total allowance for loan losses to total nonperforming assets increased compared to June 30, 1997 and December 31, 1996, primarily due to net decreases in total nonperforming assets.

Nonperforming loans at December 31, 1997, increased by $4.6 million compared to June 30, 1997, primarily due to net increases totaling $4.6 million and $174,000, respectively, in delinquent residential real estate and consumer loans. These increases were offset by net decreases of $177,000 in delinquent construction real estate and commercial real estate loans. The net decrease in real estate of $3.1 million at December 31, 1997, compared to June 30, 1997, is due primarily to the disposition of certain residential and commercial real estate totaling $7.5 million and $4.0 million, respectively, offset primarily by the addition of residential real estate properties totaling $5.7 million and the capitalization of lot development costs totaling $1.9 million. The net decrease of $4.9 million in troubled debt restructurings at December 31, 1997, compared to June 30, 1997, is primarily attributable to the payoff of two commercial loans totaling $3.8 million and transfers to nonperforming loans totaling $1.4 million.

Loan Servicing Fees:
-------------------

Fees from loans serviced for other institutions totaled $7.8 million and $15.6 million, respectively, for the three and six months ended December 31, 1997 compared to $7.4 million and $14.8 million, respectively for the three and six months ended December 31, 1996. The increase comparing the respective periods is primarily due to net increases in miscellaneous loan fees for late payments, prepayment charges and modification fees. Fees from loans serviced for other institutions were basically unchanged comparing fiscal year 1998 periods to fiscal year 1997. At December 31, 1997 and 1996, the Corporation's mortgage servicing portfolio approximated $5.799 billion and $5.894 billion, respectively.

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

Retail Fees and Charges:
-----------------------

Retail fees and charges totaled $4.6 million and $9.0 million, respectively, for the three and six months ended December 31, 1997, compared to $4.0 million and $7.9 million, respectively, for the three and six months ended December 31, 1996. The net increases of $600,000 and $1.1 million, respectively, result primarily from increases in certain checking account fees and VISA debit check card fees attributable to a significant increase in the number of retail checking accounts at December 31, 1997, compared to December 31, 1996.

Gain on Sales of Loans:
----------------------

The Corporation sold loans to third parties through its mortgage banking operations resulting in net pre-tax gains of $132,000 and $364,000, respectively, on loans sold totaling $116.5 million and $249.9 million, respectively, for the three and six months ended December 31, 1997, compared to net pre-tax gains of $22,000 and $127,000, respectively, on loans sold totaling $160.5 million and $345.5 million, respectively, for the three and six months ended December 31, 1996. Mortgage loans are generally sold in the secondary market with loan servicing retained and without recourse to the Corporation. The net gains are attributable to the relatively stable interest rate environments over the respective periods.

Gain on Sale of Mortgage-Backed Securities:
------------------------------------------

The Corporation sold mortgage-backed securities available for sale resulting in net pre-tax gains of $1.0 million for the three and six months ended December 31, 1997, compared to $100,000 for the three and six months ended December 31, 1996, on sales totaling $30.7 million and $17.3 million, respectively.

Other Operating Income:
----------------------

Other operating income totaled $3.0 million and $7.0 million, respectively, for the three and six months ended December 31, 1997, compared to $2.3 million and $4.3 million, respectively, for the three and six months ended December 31, 1996. The major components of other operating income are from brokerage commissions, credit life and disability commissions and insurance commissions which increased a net of $81,000 for the three months ended December 31, 1997, compared to December 31, 1996. Also contributing to the increase for the three months ended December 31, 1997, compared to 1996 are excess trustee funds on debt payoff totaling $735,000.

For the six months ended December 31, 1997, brokerage commissions and credit life and disability commissions increased $513,000 and $239,000, respectively, compared to 1996 with insurance commissions lower by $162,000 for the current fiscal year. In addition, other increases in other operating income for the six months ended December 31, 1997, compared to 1996 are receipts from bankruptcy settlements totaling $402,000, excess trustee funds on debt payoff totaling $1.2 million and a net pre-tax gain of $380,000 on the sale of $412,000 of loan servicing rights.

General and Administrative Expenses:
-----------------------------------

General and administrative expenses totaled $30.1 million and $59.2 million, respectively, for the three and six months ended December 31, 1997, compared to $28.4 million and $57.7 million, respectively, for the three and six months ended December 31, 1996, excluding the $27.1 million nonrecurring industry-wide Federal deposit insurance special assessment recorded in the first quarter of fiscal year 1997. The net increase of $1.7 million for the three months ended December 31, 1997, compared to the three months ended December 31, 1996, was primarily due to net increases in other operating expenses of $1.2 million, compensation and benefits of $694,000, advertising of $504,000, occupancy and equipment of $450,000 and data processing of $277,000. These increases were partially offset by a net decrease of $1.3 million in regulatory insurance and assessments.

The net increase of $1.5 million comparing the six months ended December 31, 1997, to the six months ended December 31, 1996, was primarily due to net increases of $2.3 million in compensation and benefits, $1.3 million in advertising, $689,000 in occupancy and equipment and $500,000 in data processing, partially offset by net decreases of $3.1 million in regulatory insurance and assessments and $119,000 in other operating expenses.

The net increase of $1.7 million for the three months ended December 31, 1997, compared to the three months ended December 31, 1996, is, in part, due to net increases in other operating expenses of $1.2 million resulting primarily from net increases of $518,000 and $230,000, respectively, in amortization expense of mortgage servicing rights and in processing charges, increased marketing costs for checking accounts and related products and consumer loans, increased data processing costs and other net increases in employee benefits, rent and occupancy and other operating expenses primarily due to branch expansion and acquisitions over the prior fiscal year period and other expenses incurred on an indirect basis attributable to such branch expansion and acquisitions. Partially offsetting this net increase is a decrease in regulatory insurance and assessments of $1.3 million. This decrease in regulatory insurance and assessments of $1.3 million and $3.1 million, respectively, for the three and six months ended December 31, 1997, compared to the respective prior year periods is substantially due to the revised rate structure on insured deposits adopted by the Federal Deposit Insurance Corporation after the recapitalization of the Savings Association Insurance Fund. The Corporation's annual deposit insurance rate in effect prior to this recapitalization was .23% of insured deposits which was reduced to .18% of insured deposits for the quarter ended December 31, 1996, and to .064% of insured deposits effective January 1, 1997, and thereafter.

The net $1.5 million increase in general and administrative expenses, excluding the deposit insurance special assessment, for the six months ended December 31, 1997, compared to the six months ended December 31, 1996, is primarily attributed to increased marketing costs for checking accounts and related products and consumer loans totaling $1.3 million, increased occupancy and equipment expenses, net increases in general and administrative expenses from acquisitions, increased data processing costs, higher loan production costs and other net increases in employee benefits and other operating expenses primarily due to branch expansion and acquisitions over the prior fiscal year period. Partially offsetting these increases were decreases in regulatory insurance and assessments totaling $3.1 million, previously discussed, and nonrecurring expenses totaling $2.3 million recorded in the prior fiscal year related to the repurchase of 2,812,725 shares of the Corporation's common stock.

Amortization of Goodwill and Core Value of Deposits:
---------------------------------------------------

Amortization of goodwill and core value of deposits totaled $1.6 million and $3.1 million, respectively, for the three and six months ended December 31, 1997, compared to $2.7 million and $5.1 million, respectively, for the three and six months ended December 31, 1996. The net decreases of $1.2 million and $2.0 million, respectively, for the three and six months ended December 31, 1997, compared to last fiscal year periods are due primarily to the reduction in amortization expense of core value of deposits since amounts from certain acquisitions became fully amortized as of April 30, 1997.

Provision for Income Taxes:
--------------------------

For the three and six months ended December 31, 1997, the provision for income taxes totaled $9.7 million and $19.0 million, respectively, compared to $8.3 million and $5.8 million, respectively, for the three and six months ended December 31, 1996. The effective income tax rate for the three and six months ended December 31, 1997, were 35.3% and 35.2%, respectively, compared to 34.9% and 33.8%, respectively, for the three and six months ended December 31, 1996. The effective tax rates for all periods vary from the applicable statutory rates primarily due to the nondeductibility of amortization of goodwill and core value of deposits, and certain merger and acquisition costs, in relation to the level of taxable income for the respective periods.

Extraordinary Items - Loss on Early Retirement of Debt:
------------------------------------------------------

In December 1996, the Corporation recognized extraordinary losses of $583,000 (net of income tax benefits totaling $316,000), or $.02 loss per share, primarily as a result of the early retirement of its $40.25 million 10.25% subordinated debt due December 15, 1999, and its $6.9 million 10.0% senior notes due January 31, 1999. The extraordinary losses consisted primarily of the write-off of the related premiums and costs associated with the issuance and redemption of such debt which was retired on December 27, 1996, with the proceeds from the $50.0 million subordinated extendible notes offering completed December 2, 1996.

Other Matters - Year 2000 Compliance:
-----------------------------------

As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operations of the Corporation.

All of the material computer programs of the Corporation that could be affected by this problem are provided by major third party vendors. Currently, the Corporation is in the process of replacing/upgrading all computer systems and programs, as well as most equipment, in order to provide cost-effective and efficient delivery of services to its customers, information to management, and to provide additional capacity for processing information and transactions due to acquisitions. The third party vendors of the Corporation have advised the Corporation that all such computer systems and programs will be year 2000 compliant. However, if the third party vendors are unable to resolve year 2000 issues in time, the Corporation would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operations of the Corporation.

             PART II. OTHER INFORMATION
             --------------------------

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

  (a).    The Corporation held its Annual Meeting of
          Stockholders on November 18, 1997 in Omaha, Nebraska.
          The inspector of election issued his certified final report on December 5, 1997 for the proposals voted upon at such Annual Meeting.

  (b).    Not applicable.

  (c).    The following proposals were voted upon at the Annual
          Meeting: (i) the election of one individual as a director for a two-year term and the election of three individuals as directors for a three-year term, (ii) the approval of an amendment to the Corporation's Articles of Incorporation to increase the number of authorized shares of common stock from 25,000,000 shares to 50,000,000 shares, and (iii) the approval of an amendment to the Corporation's Articles of Incorporation to establish a variable range for the number of members from nine to 12 members. The results of voting, NOT ADJUSTED FOR THE THREE-FOR-TWO STOCK SPLIT EFFECTIVE DECEMBER 15, 1997, were as follows:

Proposal 1 -- Election of Directors:
-----------------------------------

Nominee                         Votes for (1)   Votes Withheld
-------                         ------------    --------------
For term to expire in 1999:
    Michael P. Glinsky           19,179,765        168,597

For terms to expire in 2000:
    Talton K. Anderson           19,258,356         90,657
    Carl G. Mammel               19,259,701         88,985
    James P. O'Donnell           19,259,475         88,935
_______________________________________________________________

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

Proposal 2 -- Approval to Increase Authorized Shares:
----------------------------------------------------

Votes For    Votes Against     Abstentions or Broker Nonvotes
---------    -------------     ------------------------------
18,751,212     516,617                    80,789
________________________________________________________________

Proposal 3 -- Approval for Variable Range of Membership of Board
              of Directors:
----------------------------------------------------------------

Votes For    Votes Against     Abstentions or Broker Nonvotes
---------    -------------     ------------------------------
16,342,310     239,357                 2,766,949
________________________________________________________________

  (d).    Not applicable.

     Amended and restated Articles of Incorporation were filed as an exhibit to the Current Report on Form 8-K dated December
8, 1997, hereby incorporated by reference.

             PART II. OTHER INFORMATION
             --------------------------

Item 5.   Other Information
          -----------------

          Effective February 11, 1998, the Corporation entered into a definitive agreement to acquire AmerUs Bank, a wholly owned subsidiary of AmerUs Group Co. A Current Report on Form 8-K was filed on February 13, 1998 by the Corporation announcing such agreement. See Note
          H for additional information concerning this proposed acquisition.

          The Corporation announced on February 17, 1998, upon completion of its acquisition of Liberty (see Note G) on February 13, 1998, that its Board of Directors appointed William A. Krause as a new Director. Mr. Krause, former director and chairman of Liberty, will serve a term to expire at the Corporation's annual meeting of stockholders in November 1998.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
  (a).    Exhibits:

          Exhibit 11.  Computation of Earnings Per Share

          Exhibit 27.  Financial Data Schedules (EDGAR)

  (b).    Reports on Form 8-K:

          The Corporation filed a Current Report on Form 8-K dated November 18, 1997, announcing that stockholders had approved proposals for amendments to the Corporation's Articles of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 50,000,000 shares and to establish a variable range for the number of members on the Board of Directors from nine to 12 members. In addition, the Corporation announced the authorization by its Board of Directors of a three-for-two stock split to be effected in the form of a 50 percent stock dividend. The Corporation also reported on this Form 8-K the declaration of a quarterly cash dividend of $.055 per common share representing a 17.9% increase from last quarter after adjusting for the stock split. The stock dividend, payable to shareholders of record as of November 28, 1997, was paid on December 15, 1997. The cash dividend, payable to shareholders of record as of December 31, 1997, was paid on January 14, 1998. See Note B for additional information regarding the stock split.

          The Corporation filed a Current Report on Form 8-K dated December 8, 1997, announcing the results of voting at the Commercial Federal Corporation Annual Meeting. The Corporation also reported on this Form 8-K that pursuant to the stockholders' approval of Proposals 2 and 3, Article IV of the Corporation's Articles of Incorporation was amended to increase the number of authorized shares of common stock from 25,000,000 shares to 50,000,000 shares, and Article VII of the Corporation's Articles of Incorporation was amended to establish a variable range for the number of members on the Board of Directors from no less than nine to no more than 12 members.

          The Corporation filed a Current Report on Form 8-K dated December 15, 1997, reporting that the Corporation had entered into a Reorganization and Merger Agreement dated December 15, 1997, with Perpetual Midwest Financial Inc., parent company of Perpetual Savings Bank, FSB, headquartered in Cedar Rapids, Iowa. See Note B for additional information concerning this proposed merger.

                     SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COMMERCIAL FEDERAL CORPORATION
                               ------------------------------
                               (Registrant)




Date:    February 17, 1998     /s/ James A. Laphen
                               --------------------------------
                               James A. Laphen, President, Chief
                               Operating Officer and Chief
                               Financial Officer (Duly
                               Authorized and Principal
                               Financial Officer)

Date:    February 17, 1998     /s/ Gary L. Matter
                               ---------------------------------
                               Gary L. Matter, Senior Vice
                               President, Controller and
                               Secretary
                               (Principal Accounting Officer)

                         EXHIBIT INDEX
                         -------------

                                                    Page Number
________________________________________________________________

Exhibit 11.  Computation of Earnings Per Share            26

Exhibit 27.  Financial Data Schedule (EDGAR only)         --