Form 10-Q
period 1998-03-31
COMMERCIAL FEDERAL CORP
filed 1998-05-15
CIK 744778

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended March  31, 1998
                                                ---------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-11515
                       -------

                        COMMERCIAL FEDERAL CORPORATION
                        ------------------------------
            (Exact name of registrant as specified in its charter)

                  Nebraska                                  47-0658852
   --------------------------------------           ------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification Number)


   2120 South 72nd Street, Omaha, Nebraska                   68124
   ---------------------------------------          ------------------------
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

YES     X          NO
      -----            -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at May 5, 1998
-------------------------------------       --------------------------------
    Common Stock, $0.01 Par Value                  40,314,556 Shares

                        COMMERCIAL FEDERAL CORPORATION
                         -------------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

--------------------------------------------------------------------------------

Part I.  Financial Information                                       Page Number
         ---------------------                                       -----------

         Item 1. Financial Statements:

                 Consolidated Statement of Financial Condition as of
                      March 31, 1998 and June 30, 1997                   3

                 Consolidated Statement of Operations for the Three
                       and Nine Months Ended March 31, 1998 and 1997    4-5

                 Consolidated Statement of Cash Flows for the Nine
                       Months Ended March 31, 1998 and 1997             6-7

                 Notes to Consolidated Financial Statements             8-13

         Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations              14-22


Part II. Other Information
         -----------------

         Item 5. Other Information                                       23

         Item 6. Exhibits and Reports on Form 8-K                        23


Signature Page                                                           24

--------------------------------------------------------------------------------

                         COMMERCIAL FEDERAL CORPORATION
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                         PART I. FINANCIAL INFORMATION
                         -----------------------------
                         Item 1.  Financial Statements
                         -----------------------------

--------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                              March 31,       June 30,
ASSETS                                                                                1998            1997
--------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)      (Audited)
Cash (including short-term investments of $3,931 at March 31, 1998)                  $ 93,678       $ 101,171
Investment securities available for sale, at fair value                               178,476          61,184
Mortgage-backed securities available for sale, at fair value                          204,994         238,185
Loans held for sale, net                                                              256,913          82,552
Investment securities held to maturity (fair value of $454,685 and $456,316)          448,941         458,517
Mortgage-backed securities held to maturity (fair value of $803,500 and $858,485)     801,123         858,121
Loans and leases receivable, net of allowances of $56,518 and $53,685               6,073,996       5,904,994
Federal Home Loan Bank stock                                                          108,511          81,209
Interest receivable, net of reserves of $313 and $262                                  52,162          53,204
Real estate, net                                                                       21,962          20,599
Premises and equipment, net                                                           100,306          98,206
Prepaid expenses and other assets                                                     113,419         115,929
Goodwill and core value of deposits, net of
   accumulated amortization of $26,001 and $20,679                                     74,228          55,408
--------------------------------------------------------------------------------------------------------------
      Total Assets                                                                $ 8,528,709     $ 8,129,279
--------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------
Liabilities:
   Deposits                                                                       $ 5,222,085     $ 5,148,407
   Advances from Federal Home Loan Bank                                             2,054,686       1,545,326
   Securities sold under agreements to repurchase                                     434,986         639,294
   Other borrowings                                                                   107,921         156,102
   Interest payable                                                                    35,795          29,006
   Other liabilities                                                                   83,495          97,592
--------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                             7,938,968       7,615,727
--------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                              --              --
--------------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued              --              --
   Common stock, $.01 par value; 50,000,000 shares authorized;
      40,306,274 and 38,903,000 shares issued and outstanding                             403             282
   Additional paid-in capital                                                         214,069         179,726
   Retained earnings                                                                  374,457         333,645
   Unrealized holding gain (loss) on securities available for sale, net                   812            (101)
--------------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                                      589,741         513,552
--------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                  $ 8,528,709     $ 8,129,279
--------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                        Three Months Ended               Nine Months Ended
                                                                         March 31,                        March 31,
                                                                 ------------------------         -------------------------
                                                                    1998           1997              1998           1997
---------------------------------------------------------------------------------------------------------------------------
Interest Income:
   Loans and leases receivable                                   $ 125,042      $ 115,823         $ 373,510      $ 341,818
   Mortgage-backed securities                                       17,129         19,122            51,701         60,686
   Investment securities                                            12,167          8,979            36,605         26,710
---------------------------------------------------------------------------------------------------------------------------
            Total interest income                                  154,338        143,924           461,816        429,214
Interest Expense:
   Deposits                                                         60,898         62,557           185,759        189,080
   Advances from Federal Home Loan Bank                             27,468         18,015            80,273         56,957
   Securities sold under agreements to repurchase                    7,446         10,033            25,074         26,580
   Other borrowings                                                  2,720          2,307             8,705          8,152
---------------------------------------------------------------------------------------------------------------------------
            Total interest expense                                  98,532         92,912           299,811        280,769
Net Interest Income                                                 55,806         51,012           162,005        148,445
Provision for Loan and Lease Losses                                 (2,400)        (3,128)          (10,845)        (8,019)
---------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan and Lease Losses       53,406         47,884           151,160        140,426

Other Income:
   Loan servicing fees                                               9,785         10,469            29,498         30,434
   Retail fees and charges                                           5,620          5,353            17,088         15,748
   Real estate operations                                             (199)          (136)              559          1,012
   Gain on sales of loans                                              292            350             1,137            993
   Gain on sales of mortgage-backed securities                         468             --             1,494            100
   Other operating income                                            3,863          4,260            15,262         10,518
---------------------------------------------------------------------------------------------------------------------------
            Total other income                                      19,829         20,296            65,038         58,805
Other Expense:
   General and administrative expenses -
      Compensation and benefits                                     16,937         15,486            50,572         46,497
      Occupancy and equipment                                        5,519          4,931            16,335         14,725
      Data processing                                                7,057          2,780            12,521          7,706
      Regulatory insurance and assessments                           1,021            986             3,103          6,250
      Advertising                                                    2,829          2,317             8,373          6,559
      Merger expenses                                               11,471             --            12,657             --
      Other operating expenses                                      11,776          9,019            31,491         27,202
---------------------------------------------------------------------------------------------------------------------------
         General and administrative expenses before
            Federal deposit insurance special assessment            56,610         35,519           135,052        108,939
       Federal deposit insurance special assessment                     --             --                --         27,539
---------------------------------------------------------------------------------------------------------------------------
            Total general and administrative expenses               56,610         35,519           135,052        136,478
    Amortization of goodwill and core value of deposits              1,966          2,858             5,322          8,853
---------------------------------------------------------------------------------------------------------------------------
            Total other expense                                     58,576         38,377           140,374        145,331
Income Before Income Taxes and Extraordinary Items                  14,659         29,803            75,824         53,900
Provision for Income Taxes                                           6,465         10,198            28,287         18,804
---------------------------------------------------------------------------------------------------------------------------
Income Before Extraordinary Items                                    8,194         19,605            47,537         35,096
Extraordinary Items - Loss on Early Retirement of Debt,
    Net of Tax Benefit of $316                                          --             --                --           (583)
---------------------------------------------------------------------------------------------------------------------------
Net Income                                                         $ 8,194       $ 19,605          $ 47,537       $ 34,513
---------------------------------------------------------------------------------------------------------------------------

                        COMMERCIAL FEDERAL CORPORATION
               CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
                                  (Unaudited)


-------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                       Three Months Ended               Nine Months Ended
                                                                        March 31,                        March 31,
                                                              ---------------------------     ---------------------------
                                                                  1998           1997             1998           1997
-------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares
  outstanding used in basic earnings per share calculation     39,978,614     38,667,348       39,227,633     38,827,114
Add assumed exercise of outstanding stock options
  as adjustments for dilutive securities                          424,003        624,902          600,800        590,472
                                                              -----------     ----------       ----------     ----------
Weighted average number of common shares
  outstanding used in diluted earnings per share calculation   40,402,617     39,292,250       39,828,433     39,417,586
-------------------------------------------------------------------------------------------------------------------------

Basic earnings per share:
      Income before extraordinary items                       $       .20     $      .51       $     1.21     $      .90
      Extraordinary items                                              --             --               --           (.01)
                                                              -----------     ----------       ----------     ----------
      Net income                                              $       .20     $      .51       $     1.21     $      .89
                                                              ===========     ==========       ==========     ==========
Diluted earnings per share:
      Income before extraordinary items                       $       .20     $      .50       $     1.19     $      .89
      Extraordinary items                                              --             --               --           (.01)
                                                              -----------     ----------       ----------     ----------
      Net income                                              $       .20     $      .50       $     1.19     $      .88
                                                              ===========     ==========       ==========     ==========
-------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

----------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                             Nine Months Ended
                                                                                       March 31,
                                                                            ------------------------------------
                                                                                  1998                  1997
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $ 47,537                $ 34,513
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
      Extraordinary items, net of tax benefit                                        --                     583
      Amortization of goodwill and core value of deposits                         5,322                   8,853
      Provision for loss on loans and real estate                                11,041                   8,401
      Depreciation and amortization                                               7,311                   7,009
      Accretion of deferred discounts and fees, net                                (548)                 (2,722)
      Amortization of mortgage servicing rights                                   7,587                   7,074
      Amortization of deferred compensation on restricted
         stock and premiums on other borrowings                                     733                     884
      Gain on sales of real estate, loans and loan servicing rights, net         (2,699)                 (2,557)
      Gain on sales of mortgage-backed securities                                (1,494)                   (100)
      Stock dividends from Federal Home Loan Bank                                (5,477)                 (3,713)
      Proceeds from the sale of loans                                           644,542                 696,449
      Origination of loans for resale                                          (444,223)               (359,548)
      Purchases of loans for resale                                            (371,192)               (320,164)
      Decrease in interest receivable                                             3,124                   2,691
      Decrease in interest payable and other liabilities                        (18,969)                 (1,898)
      Other items, net                                                           (3,738)                (26,534)
                                                                            ------------             -----------
         Total adjustments                                                     (168,680)                 14,708
                                                                            ------------             -----------
            Net cash provided (used) by operating activities                   (121,143)                 49,221
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of loans                                                       (576,322)               (556,930)
      Repayment of loans, net of originations                                   342,289                 208,778
      Principal repayments of mortgage-backed securities held to maturity       146,133                 103,936
      Purchase of mortgage-backed securities available for sale                 (40,757)                (18,115)
      Proceeds from sale of mortgage-backed securities available for sale        69,468                  80,372
      Principal repayments of mortgage-backed securities available for sale      54,407                  34,372
      Maturities and repayments of investment securities held to maturity       310,060                  99,657
      Purchases of investment securities held to maturity                      (284,445)               (208,033)
      Purchases of investment securities available for sale                     (79,753)                (10,886)
      Maturities and repayments of investment securities available for sale      12,926                  10,656
      Proceeds from sale of investment securities available for sale              8,137                  22,034
      Purchases of mortgage loan servicing rights                                (9,035)                 (8,920)
      Proceeds from sale of mortgage loan servicing rights                          412                      --
      Purchases of Federal Home Loan Bank stock                                 (22,426)                 (4,299)
      Proceeds from sale of Federal Home Loan Bank stock                            933                  21,502
      Proceeds from sale of real estate                                          13,462                  12,048
      Payments to acquire real estate                                            (2,639)                   (867)
      Acquisitions, net of cash received                                          4,197                   7,339
      Purchases of premises and equipment, net                                   (7,063)                 (7,715)
      Other items, net                                                           (9,678)                   (873)
                                                                            ------------             -----------
          Net cash used by investing activities                                 (69,694)               (215,944)
----------------------------------------------------------------------------------------------------------------

                         COMMERCIAL FEDERAL CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                         Nine Months Ended
                                                                                    March 31,
                                                                      --------------------------------------
                                                                           1998                    1997
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits                                        $    (68,303)           $     55,676
Proceeds from Federal Home Loan Bank advances                               832,380                 832,455
Repayment of Federal Home Loan Bank advances                               (317,398)               (928,295)
Proceeds from securities sold under agreements to repurchase                100,000                 375,000
Repayment of securities sold under agreements to repurchase                (305,388)                (95,000)
Proceeds from issuances of other borrowings                                  11,950                 100,135
Repayment of other borrowings                                               (62,417)                (79,334)
Payment of cash dividends on common stock                                    (5,187)                 (4,966)
Repurchase of common stock                                                       --                 (49,324)
Issuance of common stock                                                      2,870                   1,398
Other items, net                                                              2,639                  (1,500)
                                                                       ------------            ------------
             Net cash provided by financing activities                      191,146                 206,245
------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS:
Increase in net cash position                                                   309                  39,522
Balance, beginning of year                                                  101,171                  70,077
Adjustment to convert acquistions to June 30 fiscal year end                 (7,802)                 (5,860)
                                                                       ------------            ------------
Balance, end of period                                                 $     93,678            $    103,739
                                                                       ============            ============

------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for -
   Interest expense                                                       $ 293,594               $ 280,231
   Income taxes, net                                                         30,715                  13,094
Non-cash investing and financing activities -
   Loans exchanged for mortgage-backed securities                           122,752                  34,292
   Loans transferred to real estate                                           4,891                  12,593
   Loans to facilitate the sale of real estate                                  302                     107
   Common stock issued in connection with acquisitions of businesses         32,267                  19,420
   Common stock issued in connection with stock options exercised, net        2,127                      --
   Common stock tendered and withheld in connection with stock
     options exercised                                                       (5,855)                     --
------------------------------------------------------------------------------------------------------------

         See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              AS OF AND FOR THE NINE MONTHS ENDED MARCH 31, 1998
                                  (Unaudited)

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

During the three months ended March 31, 1998, the Corporation consummated the acquisitions of First National Bank Shares, LTD, (First National), Liberty Financial Corporation (Liberty) and Mid Continent Bancshares, Inc. (Mid Continent). The accounts and results of operations of First National are reflected in the Corporation's consolidated financial statements beginning January 30, 1998 since the acquisition was accounted for as a purchase. The Liberty and Mid Continent acquisitions were accounted for as pooling of interests and, accordingly, the Corporation's historical consolidated financial statements were restated for all periods prior to these acquisitions to include the accounts and results of operations of Liberty and Mid Continent. See Note B for additional information regarding these mergers.

The accompanying interim consolidated financial statements have not been audited by independent auditors. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments, the required restatement of all periods prior to the mergers with Liberty and Mid Continent and the merger expenses and other nonrecurring charges recorded during the first nine months of fiscal year 1998) considered necessary to fairly present the financial statements have been included. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's June 30, 1997, Annual Report to Stockholders. The results of operations for the three and nine month periods ended March 31, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year 1998. Certain amounts in the prior fiscal year periods have been reclassified for comparative purposes.

B.  CONSUMMATED ACQUISITIONS:
    -------------------------

First National Bank Shares, LTD. On January 30, 1998, the Corporation consummated its acquisition of First National, parent company of First United National Bank and Trust Company. Under the terms of the merger agreement, all of the outstanding shares of First National's common stock were exchanged for 992,842 shares of the Corporation's common stock. Based on the Corporation's closing price on January 30, 1998, of $32.50 per share, the exchange of the Corporation's common stock resulted in a total aggregate value approximating $32,267,000. At January 30, 1998, before purchase accounting adjustments, First National had assets of approximately $147,800,000, deposits of approximately $131,300,000 and stockholders' equity of approximately $12,000,000. First National operated seven branches located in Kansas. This acquisition has been accounted for as a purchase with core value of deposits resulting from this transaction to be amortized on an accelerated basis over a period not to exceed 10 years and goodwill to be amortized on a straight line basis over a period not to exceed 20 years. The acquisition and operations of First National are not material to the Corporation.

Liberty Financial Corporation. On February 13, 1998, the Corporation consummated its acquisition of Liberty, a privately held commercial bank and thrift holding company. Pursuant to the terms of the merger agreement, all 8,748,500 outstanding shares of Liberty's common stock were exchanged for 4,015,555 shares of the Corporation's common stock (exchange ratio of .459 based on an average closing price of $33.7062) for total consideration of approximately $135,349,000. Liberty operated 38 branches in Iowa and seven in the metropolitan area of Tucson, Arizona and at January 31, 1998, had assets of approximately $658,100,000, deposits of approximately $569,800,000 and stockholders' equity of approximately $50,100,000. This acquisition was accounted for as a pooling of interests.

Mid Continent Bancshares, Inc. On February 27, 1998, the Corporation consummated its acquisition of Mid Continent, parent company of Mid-Continent Federal Savings Bank. Pursuant to the terms of the merger agreement, all outstanding shares of Mid Continent's common stock were exchanged for 2,641,945 shares of the Corporation's common stock (exchange ratio of 1.3039 based on an average closing price of $32.9156) for total consideration of approximately $86,961,000. Mid Continent operated ten branches located in Kansas and at February 27, 1998, had total assets of approximately $405,700,000, deposits of approximately $258,600,000 and stockholders' equity of approximately $41,200,000. This acquisition was accounted for as a pooling of interests.

     -------------------------------------

The following table summarizes results of operations of the Corporation, Liberty and Mid Continent for the six months ended December 31, 1997, as separately reported prior to the mergers, that are included in results of operations for the nine months ended March 31, 1998:

----------------------------------------------------------------------------------------------------------------------
                                                                                             Mid
(In Thousands)                                      Corporation          Liberty          Continent          Combined
----------------------------------------------------------------------------------------------------------------------
Total interest income and other income               $ 299,735          $ 33,997           $ 18,955         $ 352,687
Total interest expense                                 179,473            12,745              9,061           201,279
Net income                                              34,868             2,644              1,831            39,343

----------------------------------------------------------------------------------------------------------------------

The following table reconciles revenue and earnings previously reported by the Corporation to give effect to the mergers currently presented in the financial statements for the three and nine months ended March 31, 1997:

----------------------------------------------------------------------------------------------------------------------
                                                                                              Mid
(In Thousands)                                       Corporation         Liberty           Continent          Combined
----------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1997:
    Total interest income and other income           $ 140,179          $ 15,034            $ 9,007         $ 164,220
    Total interest expense                              82,814             5,804              4,294            92,912
    Net income                                          16,177             2,301              1,127            19,605

Nine months ended March 31, 1997:
    Total interest income and other income           $ 419,057          $ 43,248           $ 25,714         $ 488,019
    Total interest expense                             250,758            17,734             12,277           280,769
    Net income                                          27,034             4,286              3,193            34,513
----------------------------------------------------------------------------------------------------------------------

Results of operations for Liberty were reported on a calendar year basis prior to its merger into the Corporation. However, in restating prior periods for the most recent fiscal year, Liberty's accounts and results of operations were conformed to the Corporation's four quarters ended June 30, 1997. Accordingly, in changing fiscal years, Liberty's accounts and results of operations for the six months ended June 30, 1996, were excluded from reported results of operations for the restated combined companies. As such, the following table summarizes the details of changes in retained earnings for such period:

--------------------------------------------------------------------------------------------------

(In Thousands)
--------------------------------------------------------------------------------------------------
Balance, June 30, 1996 (restated)                                                $ 283,525
Reported net income for fiscal year June 30, 1997 (restated)                        54,417
Cash dividends declared during fiscal year ended June 30, 1997 (restated)           (6,668)
Results of Liberty operations for the six months ended June 30, 1996,
    adjusted for pooling of interests, net of cash dividend of $479                  2,371
                                                                                 ---------
Balance, June 30, 1997 (restated)                                                $ 333,645
--------------------------------------------------------------------------------------------------

C.   MERGER EXPENSES AND OTHER NONRECURRING CHARGES:
     -----------------------------------------------

The Corporation incurred merger expenses and other nonrecurring charges totaling $18,907,000 and $22,524,000, respectively, for the three and nine months ended March 31, 1998, associated with the Liberty and Mid Continent acquisitions and the impairment in the value of certain computer systems and software pursuant to systems conversions necessitated by Year 2000 compliance. During the three months ended March 31, 1998 the Corporation finalized its Year 2000 plans resulting in the recorded impairment reducing to fair value the carrying amount of such computer systems and software which will be depreciated until their disposal at the date of conversion. Other nonrecurring charges not classified in the "merger expenses" category are included in certain other categories of the Consolidated Statement of Operations and are so noted on the following table.

     -----------------------------------------------------------

The following table summarizes the merger-related and other nonrecurring charges for the three and nine months ended March 31, 1998:

--------------------------------------------------------------------------------------------------------------------------------


                                                                        Three Months                        Nine Months
(In Thousands)                                                      Ended March 31, 1998                Ended March 31, 1998
----------------------------------------------------------------  ------------------------          -----------------------------
Merger charges:
    Transaction costs related to the combinations                          $ 4,740                             $ 5,926
    Employee severance and other termination costs                           5,183                               5,183
    Costs to combine operations                                              1,548                               1,548
                                                                          --------                            --------
                                                                            11,471                              12,657

Other nonrecurring charges:
    Additional loan loss reserves - (provision for loan and lease losses)       --                               2,431
    Reserves on leasing operations - (other operating income)                  597                                 597
    Impairment in the value of computer systems and related software
        necessitated by Year 2000 compliance - (data processing)             4,314                               4,314
    Conforming accounting practices of combining companies -
        (compensation and other operating expenses)                          2,525                               2,525
                                                                          --------                            --------
Total merger and nonrecurring charges, before income taxes                $ 18,907                            $ 22,524
Income tax benefit                                                          (5,363)                             (6,755)
                                                                          --------                            --------
Total merger expenses and nonrecurring charges, after-tax                 $ 13,544                            $ 15,769
----------------------------------------------------------------------------------------------------------------------

D.  PENDING ACQUISITIONS:
    ---------------------

Perpetual Midwest Financial, Inc. On December 15, 1997, the Corporation entered into a reorganization and merger agreement with Perpetual Midwest Financial, Inc. (Perpetual), parent company of Perpetual Savings Bank, FSB. Under the terms of the merger agreement, the Corporation will acquire in a tax-free reorganization all of the outstanding shares of Perpetual's common stock in exchange for the Corporation's common stock. Perpetual's shareholders will receive .8636 shares of the Corporation's common stock for each outstanding share of Perpetual's common stock. Based on the Corporation's closing price on March 31, 1998, of $36.375 per share, the transaction would result in the exchange of approximately 1,533,548 shares of the Corporation's common stock with a total aggregate value of approximately $55,783,000.

At March 31, 1998, Perpetual had total assets of approximately $402,000,000, deposits of approximately $320,600,000, and stockholders' equity of approximately $36,100,000. Perpetual operates five branches located in Iowa. This pending acquisition is expected to be completed May 29, 1998 and to be accounted for as a pooling of interests.

AmerUs Bank.   On February 11, 1998, the Corporation entered into a stock purchase agreement to acquire AmerUs Bank, a wholly-owned subsidiary of AmerUs Group Co. AmerUs Bank is a federally chartered savings bank headquartered in Des Moines, Iowa. Under the terms of the agreement, the Corporation will acquire through a taxable acquisition all of the outstanding shares of AmerUs Bank's common stock. As of March 31, 1998, the total purchase consideration approximates $205,434,000 and consists of (i) cash totaling approximately $95,750,000 (subject to certain adjustments), (ii) a one-year promissory note for $40,000,000 with interest based on 150 basis points over the one-year Treasury bill rate, and (iii) either 1,915,709 shares of the Corporation's common stock or the cash equivalent of such shares ($69,684,000 at March 31, 1998) subject to election by the Corporation.

At March 31, 1998, AmerUs Bank had total assets of approximately $1.365 billion, deposits of approximately $991.7 million and stockholder's equity of approximately $104.1 million. AmerUs Bank operates 48 branches located in Iowa
(27), Missouri (8), Nebraska (6), Kansas (4), Minnesota (2) and South Dakota
(1). This pending acquisition, which is subject to regulatory approvals and certain other conditions, is expected to close in the third quarter of calendar year 1998. This acquisition is expected to be accounted for as a purchase with core value of deposits resulting from this transaction to be amortized on an accelerated basis over a period not to exceed 10 years and other intangibles including goodwill to be amortized on a straight line basis over a period not to exceed 20 years.

    ---------------------------------

First Colorado Bancorp, Inc. On March 9, 1998, the Corporation entered into a reorganization and merger agreement with First Colorado Bancorp, Inc. (First Colorado). Under the terms of the agreement, the Corporation will acquire in a tax-free reorganization all of the outstanding shares of First Colorado's common stock equal to 30 divided by the average closing price (as defined) of the Corporation's common stock for a 15 day period prior to closing. Such value is based on an exchange ratio which will float between the Corporation's average stock prices of $31 to $38 per share. The exchange ratio is fixed at .9677 if the Corporation's stock price is below $31 per share and at .7895 if the Corporation's stock price is above $38 per share. Based on the Corporation's closing stock price of $36.375 at March 31, 1998, the transaction has an aggregate value of approximately $504,778,000 or $30 per share (exchange ratio of .8247 totaling 13,877,060 shares of the Corporation's common stock).

First Colorado, headquartered in Lakewood, Colorado, is a unitary savings and loan holding company and parent of First Federal Bank of Colorado, a federally chartered stock savings bank that operates 27 branches in Colorado, with 23 branches located in the Denver metropolitan area and four in Colorado's western slope region. At March 31, 1998, First Colorado had assets of approximately $1.559 billion, deposits of approximately $1.189 billion and stockholders' equity of approximately $212.8 million. This pending acquisition is subject to regulatory approvals, stockholder approval by both the Corporation and First Colorado shareholders and other conditions outlined in the agreement. Special stockholder meetings are scheduled for July 3, 1998 for the Corporation and July 13, 1998 for First Colorado. This pending acquisition is expected to be completed during the September 30, 1998 quarter and to be accounted for as a pooling of interests.

E.  COMMITMENTS AND CONTINGENCIES:
    -----------------------------

At March 31, 1998, the Corporation issued commitments, excluding undisbursed portions of loans in process, of approximately $474,950,000 as follows:
$323,521,000 to originate loans, $128,033,000 to purchase loans and $23,396,000 to provide consumers unused lines of credit. Loan commitments, which are funded subject to certain limitations, extend over various periods of time. Generally, unused loan commitments are canceled upon expiration of the commitment term as outlined in each individual contract. These outstanding loan commitments to extend credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn upon. In addition, at March 31, 1998, the Corporation had approximately $420,835,000 in mandatory forward delivery commitments to sell residential mortgage loans. Loans sold subject to recourse provisions totaled approximately $24,987,000, which represents the total potential credit risk associated with these particular loans. Such credit risk would, however, be offset by the value of the single-family residential properties which collateralize these loans.

The Corporation is subject to a number of lawsuits and claims for various amounts which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Corporation's financial position or results of operations.

On September 13, 1994, the Bank commenced litigation against the United States in the United States Court of Federal Claims seeking to recover monetary relief for the government's refusal to honor certain contracts between the Bank and the Federal Savings and Loan Insurance Corporation. The suit alleges that such governmental action constitutes breach of contract and an unlawful taking of property by the United States without just compensation or due process in violation of the Constitution of the United States. The litigation status and process of the multiple legal actions, such as that instituted by the Bank with respect to supervisory goodwill and regulatory capital credits, make the value of the claims asserted by the Bank uncertain as to ultimate outcome and contingent on a number of factors and future events which are beyond the control of the Bank, both as to substance, timing and the dollar amount of damages which may be awarded to the Bank if it finally prevails in this litigation. The Bank filed a motion for summary judgement in March 1998. The former Mid Continent also filed a similar lawsuit and a motion for summary judgement. The Corporation would be entitled to any potential awards from Mid Continent lawsuit.

F.  CURRENT ACCOUNTING PRONOUNCEMENTS:
    ----------------------------------

Earnings Per Share:

The Corporation adopted the provisions of Statement of Financial Accounting Standards No. 128, entitled "Earnings Per Share" (SFAS No. 128) effective December 15, 1997, and accordingly, restated all prior period earnings per share to conform with SFAS No. 128. This statement requires dual presentation with equal prominence of basic and diluted EPS for income from continuing operations and for net income on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

G.  REGULATORY CAPITAL REQUIREMENTS:
    --------------------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following table of tangible, core and total risk-based capital. Prompt Corrective Action provisions contained in the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for Prompt Correction Action provisions under FDICIA, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risk-based capital ratios as set forth in the following table. At March 31, 1998, and June 30, 1997, the Bank exceeded the minimum requirements for the well-capitalized category.

The following presents the Bank's regulatory capital levels and ratios relative to its minimum capital requirements:

---------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                         As of March 31, 1998
                                              -----------------------------------------------------------------
                                                    Actual Capital                        Required Capital
                                              --------------------------             --------------------------
                                                Amount             Ratio                Amount           Ratio
---------------------------------------------------------------------------------------------------------------
OTS capital adequacy:
          Tangible capital                    $ 559,868             6.59%            $ 127,366            1.50%
          Core capital                          570,117             6.71               255,040            3.00
          Risk-based capital                    614,983            13.51               364,164            8.00

FDICIA regulations to be
     classified well-capitalized:
          Tier 1 leverage capital               570,117             6.71               425,067            5.00
          Tier 1 risk-based capital             570,117            12.52               273,123            6.00
          Total risk-based capital              614,983            13.51               455,205           10.00
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

                                                                       As of June 30, 1997
                                              --------------------------------------------------------------------
                                                       Actual Capital                      Required Capital
                                              -----------------------------           ----------------------------
                                                 Amount            Ratio               Amount             Ratio
------------------------------------------------------------------------------------------------------------------
OTS capital adequacy:
          Tangible capital                    $ 527,738             6.53%            $ 121,173            1.50%
          Core capital                          539,534             6.67               242,700            3.00
          Risk-based capital                    581,108            13.85               335,718            8.00
FDICIA regulations to be
     classified well-capitalized:
          Tier 1 leverage capital               539,534             6.67               404,500            5.00
          Tier 1 risk-based capital             539,534            12.86               251,789            6.00
          Total risk-based capital              581,108            13.85               419,648           10.00
------------------------------------------------------------------------------------------------------------------

As of March 31, 1998, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for Prompt Corrective Action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank's classification.

                Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

During February 1998, the Corporation consummated the acquisitions of Liberty and Mid Continent. These acquisitions were accounted for as pooling of interests and, accordingly, the Corporation's historical consolidated financial statements were restated for all periods prior to these acquisitions to include the accounts and results of operations of Liberty and Mid Continent.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

The Corporation's principal asset is its investment in the capital stock of the Bank, and because it does not generate any significant revenues independent of the Bank, the Corporation's liquidity is dependent on the extent to which it receives dividends from the Bank. The Bank's ability to pay dividends to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Under capital distribution regulations of the OTS, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed dividend, has total capital that is at least equal to the amount of its fully phased-in capital requirements (a "Tier I Association") is permitted to pay dividends during a calendar year in an amount equal to the greater of (i) 75.0% of its net income for the recent four quarters, or (ii) 100.0% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in risk-based capital ratio requirement at the beginning of the calendar year. At March 31, 1998, the Bank qualified as a Tier I Association, and would be permitted to pay an aggregate amount approximating $117.9 million in dividends under these regulations. Should the Bank's regulatory capital fall below certain levels, applicable law would require prior approval by the OTS of such proposed dividends and, in some cases, would prohibit the payment of dividends.

At March 31, 1998, the cash of Commercial Federal Corporation (the parent company) totaled $31.2 million. On August 11, 1997, the Corporation paid down its five-year promissory term note by $21.0 million, and paid scheduled principal payments totaling $1.0 million each quarter, resulting in a remaining principal balance of $2.0 million with $1.0 million due June 30, 1998 and $1.0 million due September 30, 1998. Due to the parent company's limited independent operations, management believes that its cash balance at March 31, 1998 is currently sufficient to meet operational needs. However, the parent company's ability to make future interest and principal payments on its $50.0 million of 7.95% fixed-rate subordinated extendible notes due December 1, 2006 (the Notes), on the $2.0 million promissory term note due September 30, 1998, and on its $46.4 million of 9.375% fixed-rate junior subordinated debentures due May 15, 2027 (the Debentures), is dependent upon its receipt of dividends from the Bank. Accordingly, excluding any prior activity of Liberty and Mid Continent, for the three and nine months ended March 31, 1998, dividends totaling $5.415 million and $14.002 million, respectively, were paid by the Bank to the parent company. These dividends from the Bank were paid to cover (i) interest payments totaling $5.470 million on the parent company's debt, (ii) principal payments of $3.0 million on the parent company's promissory term note and (iii) the quarterly common stock cash dividends totaling $5.532 million payable by the parent company to its common stock shareholders through March 31, 1998. The Bank will continue to pay dividends to the parent company, pursuant to regulatory restrictions, to cover the cash dividends on common stock that the parent company intends to continue to pay on a quarterly basis and on future principal and interest payments on the parent company's debt. Dividends totaling $34.7 million were paid by the Bank to the parent company during the nine months ended March 31, 1997. The parent company also receives cash from the exercise of stock options and the sale of common stock under its employee benefit plans, as well as from the Bank for income tax benefits from operating losses of the parent company as provided in the corporate tax sharing agreement.

The Corporation's primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the Federal Home Loan Bank (FHLB) of Topeka, (iv) cash generated from operations and (v) securities sold under agreements to repurchase. As reflected in the Consolidated Statement of Cash Flows, net cash flows used by operating activities totaled $121.1 million for the nine months ended March 31, 1998, and net cash flows provided by operating activities totaled $49.2 million for the nine months ended March 31, 1997. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans.

Net cash flows used by investing activities totaled $69.7 million and $215.9 million, respectively, for the nine months ended March 31, 1998 and 1997. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities and (ii) the purchase and origination of loans, mortgage-backed and investment securities. The acquisitions of First National, Liberty, and Mid Continent (all consummated in the current fiscal year quarter) had no material effect on liquidity, except for the cash outlays relating to nonrecurring merger related costs, since such transactions were consummated in an exchange of common stock between the Corporation and these respective financial institutions.

--------------------------------------------

Net cash flows provided by financing activities totaled $191.1 million and $206.2 million, respectively, for the nine months ended March 31, 1998 and 1997. Advances from the FHLB have been the primary sources to balance the Corporation's funding needs during each of the periods presented. The Corporation experienced a net decrease in retail deposits of $68.3 million for the nine months ended March 31, 1998, primarily due to depositors leaving for higher interest rates. Such net decrease is attributable to the three months ended September 30, 1997, in which retail deposits decreased $106.6 million. During the nine months ended March 31, 1997, the Corporation utilized securities sold under agreements to repurchase primarily for liquidity and asset liability management purposes and the Corporation borrowed $28.0 million to partially finance the repurchase on August 21, 1996, of 2,812,725 shares of the Corporation's common stock. As previously discussed, such note presently has a principal balance of $2.0 million due September 30, 1998. In addition, the Corporation's $40.25 million 10.25% subordinated debt and $6.9 million 10% senior notes were paid in full in December 1996 from the proceeds of the Corporation's $50.0 million 7.95% subordinated extendible notes due December 1, 2006.

The Corporation will continue to grow its franchise through an ongoing program of selective acquisitions of other financial institutions, as well as through internal growth. The Corporation has considered and will continue to consider possible mergers with and acquisitions of other selected financial institutions. Accordingly, during the nine months ended March 31, 1998, the Corporation consummated the acquisitions of First National, Liberty and Mid Continent and entered into agreements with Perpetual, AmerUs Bank and First Colorado. See Notes B and D in the Notes to the Consolidated Financial Statements for additional information on these pending and recently consummated acquisitions. Such acquisitions present the Corporation with the opportunity to further expand its retail network in its existing markets; and to increase its earnings potential by increasing its mortgage and consumer loan volumes funded by deposits which generally bear lower rates of interest than alternative sources of funds. Acquisition candidates are selected based on the extent to which the candidate can enhance the Corporation's retail presence in new or existing markets and complement the Corporation's present retail network.

At March 31, 1998, the Corporation had issued commitments totaling approximately $475.0 million to fund and purchase loans as follows: $56.5 million of single-family adjustable-rate mortgage loans, $352.3 million of single-family fixed-rate mortgage loans, $23.4 million of consumer loan lines of credit and $42.8 million of commercial real estate loans. These outstanding loan commitments to extend credit in order to originate loans or fund consumer loan lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described. In addition, at March 31, 1998, the Corporation had approximately $420.8 million in mandatory forward delivery commitments to sell residential mortgage loans.

The maintenance of an appropriate level of liquid resources to meet not only regulatory requirements but also to provide funding necessary to meet the Corporation's current business activities and obligations is an integral element in the management of the Corporation's assets. The Corporation is required by federal regulation to maintain a minimum average daily balance of cash and certain qualifying liquid investments equal to 4.0% of the aggregate of the prior month's daily average savings deposits and short-term borrowings. The Corporation's liquidity ratio was 9.05% at March 31, 1998. Liquidity levels will vary depending upon savings flows, future loan fundings, cash operating needs, collateral requirements and general prevailing economic conditions. The Corporation does not foresee any difficulty in meeting its liquidity requirements.

RESULTS OF OPERATIONS:
----------------------

Net income for the three months ended March 31, 1998, was $8.2 million, or $.20 per diluted and basic share, compared to net income of $19.6 million, or $.50 per diluted share ($.51 per basic share) for the three months ended March 31, 1997. The decrease in net income for the three months ended March 31, 1998, compared to the three months ended March 31, 1997, is primarily due to $18.3 million in merger expenses and other nonrecurring charges recorded in the current quarter and to net increases of and $2.8 million in general and administrative expenses and a reduction of $467,000 in total other income. These decreases to net income were partially offset by increases of $5.5 million in net interest income after provision for loan losses, a decrease of $3.7 million in provision for income taxes and a reduction of $892,000 in amortization of goodwill and core value of deposits.

Net income for the nine months ended March 31, 1998, was $47.5 million, or $1.19 per diluted share ($1.21 per basic share), compared to net income of $34.5 million, or $.88 per diluted share ($.89 per basic share), including an after-tax loss on early retirement of debt totaling $583,000, or $.01 loss per diluted share, classified as an extraordinary item, for the nine months ended March 31, 1997. The increase in net income for the nine months ended March 31, 1998, compared to the nine months ended March 31, 1997, is primarily due to a $27.5 million nonrecurring Federal deposit insurance assessment recorded in fiscal year 1997, net increases of $10.7 million in net interest income after provision for loan losses and $6.2 million in total other income, a net reduction

----------------------------------

of $3.5 million in amortization expense of intangible assets and the extraordinary loss on early retirement of debt totaling $583,000 recorded in the prior fiscal year. These increases to net income were partially offset by $19.5 million in merger expenses and other nonrecurring charges recorded in the current fiscal year and to net increases of $9.5 million in the provision for income taxes and $6.6 million in general and administrative expenses.

Net Interest Income:
--------------------

Net interest income was $55.8 million for the three months ended March 31, 1998, compared to $51.0 million for the three months ended March 31, 1997, resulting in an increase of $4.8 million, or 9.4%. Net interest income was $162.0 million for the nine months ended March 31, 1998, compared to $148.4 million for the nine months ended March 31, 1997, resulting in an increase of $13.6 million, or 9.1%. The interest rate spread was 2.73% at March 31, 1998, compared to 2.55% at March 31, 1997, an increase of 18 basis points. During the three months ended March 31, 1998 and 1997, interest rate spreads were 2.57% and 2.46%, respectively, an increase of 11 basis points; and the yield on interest-earning assets was 2.80% and 2.74% over the same respective periods of time. Interest rate spreads decreased five basis points from 2.49% to 2.44% during the nine months ended March 31, 1998, compared to March 31, 1997. Net interest income increased for nine months ended March 31, 1998, over the nine months ended March 31, 1997, due to the net earnings balance increasing by $37.6 million over the respective period. The average balance of interest-earning assets increased $536.0 million and $812.8 million, respectively, for the three and nine months ended March 31, 1998, compared to the same periods ended March 31, 1997, while the average balance of interest-bearing liabilities increased $559.2 million and $775.1 million over the same respective periods of time. The increases in these average balances are due to the acquisitions of First National on January 30, 1998, Heritage Financial, Ltd. (Heritage) on October 1, 1996, and Investors Federal Savings (Investors) on May 1, 1997, and to internal growth. The future trend in interest rate spreads and net interest income will be dependent upon such factors as the composition and size of the Corporation's interest-earning assets and interest-bearing liabilities, the interest rate risk exposure of the Corporation, and the maturity and repricing activity of interest-sensitive assets and liabilities, as influenced by changes in and levels of both short-term and long-term market interest rates.

The following table presents certain information concerning yields earned on interest-earning assets and rates paid on interest-bearing liabilities during and at the end of each of the periods presented:


-------------------------------------------------------------------------------------------------------------------------
                                            For the Three                     For the Nine
                                            Months Ended                      Months Ended                    At
                                              March 31,                         March 31,                  March 31,
                                       -----------------------          ---------------------         -------------------
                                         1998           1997               1998        1997            1998       1997
-------------------------------------------------------------------------------------------------------------------------
Weighted average yield on:
  Loans and leases                       8.12%          8.10%              7.92%       8.15%           8.11%      8.16%
  Mortgage-backed securities             6.54           6.48               6.22        6.55            6.80       6.69
  Investments                            6.43           6.74               6.39        6.84            6.74       6.66
-------------------------------------------------------------------------------------------------------------------------
    Interest-earnings assets             7.76           7.74               7.54        7.79            7.82       7.83
-------------------------------------------------------------------------------------------------------------------------
Weighted average rate paid on:
  Savings deposits                       2.94           3.09               2.89        3.07            2.89       3.20
  Other time deposits                    5.68           5.71               5.48        5.72            5.67       5.72
  Advances from FHLB                     5.88           5.83               5.77        5.75            5.73       5.86
  Securities sold under agreements
    to repurchase                        5.97           6.03               6.01        6.15            5.95       6.02
  Other borrowings                       8.79           8.45               9.82       10.45            8.81       8.43
-------------------------------------------------------------------------------------------------------------------------
    Interest-bearing liabilities         5.19           5.28               5.10        5.30            5.09       5.28
-------------------------------------------------------------------------------------------------------------------------
Interest rate spread                     2.57%          2.46%              2.44%       2.49%           2.73%      2.55%
-------------------------------------------------------------------------------------------------------------------------
Net annualized yield on
  interest-earning assets                2.80%          2.74%              2.65%       2.69%           2.89%      2.65%
-------------------------------------------------------------------------------------------------------------------------

--------------------------------

The table below presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, and average yields and rates during the three and nine months ended March 31, 1998. The following table includes nonaccruing loans averaging $48.3 million and $44.7 million, respectively, for the three and nine months ended March 31, 1998, as interest-earning assets at a yield of zero percent:


------------------------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended                      Nine Months Ended
                                                                 March 31, 1998                          March 31, 1998
                                               ---------------------------------------------   -------------------------------------
                                                                                 Annualized                               Annualized
                                                  Average                          Yield/          Average                   Yield/
(Dollars in Thousands)                            Balance         Interest          Rate           Balance       Interest     Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans and leases                             $  6,168,417     $  125,042            8.12%     $  6,290,404   $  373,510     7.92%
  Mortgage-backed securities                      1,047,483         17,129            6.54         1,107,576       51,701     6.22
  Investments                                       756,526         12,167            6.43           764,000       36,605     6.39
------------------------------------------------------------------------------------------------------------------------------------
    Interest-earning assets                       7,972,426        154,338            7.76         8,161,980      461,816     7.54
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Savings deposits                                1,710,111         12,380            2.94         1,664,231       36,134     2.89
  Other time deposits                             3,461,634         48,518            5.68         3,639,652      149,625     5.48
  Advances from FHLB                              1,894,761         27,468            5.88         1,852,618       80,273     5.77
  Securities sold under
    agreements to repurchase                        499,124          7,446            5.97           548,399       25,074     6.01
  Other borrowings                                  123,756          2,720            8.79           118,205        8,705     9.82
------------------------------------------------------------------------------------------------------------------------------------
    Interest-bearing liabilities                  7,689,386         98,532            5.19         7,823,105      299,811     5.10
------------------------------------------------------------------------------------------------------------------------------------

Net earnings balance                           $    283,040                                     $    338,875
                                               ============                                     ============
Net interest income                                             $   55,806                                     $  162,005
                                                                ==========                                     ==========
Interest rate spread                                                                  2.57%                                   2.44%
------------------------------------------------------------------------------------------------------------------------------------

Net annualized yield on
  interest-earnings assets                                                            2.80%                                   2.65%
------------------------------------------------------------------------------------------------------------------------------------


During the three and nine months ended March 31, 1998, the Corporation experienced lower costs on interest-bearing liabilities primarily due to decreases in the interest rates on savings deposits (15 and 18 basis points, respectively) and other time deposits (three and 24 basis points, respectively). The net earnings balance (the difference between average interest-bearing liabilities and average interest-earning assets) decreased by $23.1 million for the three months ended March 31, 1998, compared to the three months ended March 31, 1997, and increased $37.6 million for the nine months ended March 31, 1998 compared to the same period ended March 31, 1997. Such year to date increase is primarily due to the acquisition of First National (which was acquired through the issuance of common stock), the acquisition of Heritage (which was acquired, in part, through the issuance of common stock), the acquisition of Investors and net internal growth with earnings retention.

--------------------------------

The table below presents the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities, respectively, and the amount of change in each attributable to: (i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The net change attributable to change in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. The following table demonstrates the effect of the increased volume of interest-earning assets and interest-bearing liabilities, the changes in interest rates and the effect on the interest rate spreads previously discussed:


------------------------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended                          Nine Months Ended
                                                              March 31, 1998 Compared                    March 31, 1998 Compared
                                                                to March 31, 1997                           to March 31, 1997
                                                        ---------------------------------           --------------------------------
(In Thousands)                                             Increase(Decrease) Due to                    Increase(Decrease) Due to
------------------------------------------------------------------------------------------------------------------------------------
                                                         Volume        Rate         Net               Volume      Rate        Net
------------------------------------------------------------------------------------------------------------------------------------
Interest Income:
  Loans and leases                                     $ 11,378     $ (2,159)    $ 9,219            $ 47,180    $(15,488)  $ 31,692
  Mortgage-backed securities                             (2,178)         185      (1,993)             (6,069)     (2,916)    (8,985)
  Investments                                             3,616         (428)      3,188              11,770      (1,875)     9,895
------------------------------------------------------------------------------------------------------------------------------------
    Interest income                                      12,816       (2,402)     10,414              52,881     (20,279)    32,602
------------------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Savings deposits                                        1,998         (563)      1,435               5,730      (1,935)     3,795
  Other time deposits                                    (2,833)        (261)     (3,094)               (503)     (6,613)    (7,116)
  Advances from FHLB                                      9,283          170       9,453              23,069         247     23,316
  Securities sold under agreements to repurchase         (2,492)         (95)     (2,587)               (916)       (590)    (1,506)
  Other borrowings                                          318           95         413               1,061        (508)       553
------------------------------------------------------------------------------------------------------------------------------------
    Interest expense                                      6,274         (654)      5,620              28,441      (9,399)    19,042
------------------------------------------------------------------------------------------------------------------------------------
Effect on net interest income                          $  6,542     $ (1,748)    $ 4,794            $ 24,440    $(10,880)  $ 13,560
------------------------------------------------------------------------------------------------------------------------------------

The net improvements due to changes in volume for the three and nine months ended March 31, 1998, compared to March 31, 1997, reflect the net growth the Corporation has experienced, both internally and from acquisitions. The net decreases due to changes in rates between the three and nine-month periods ended March 31, 1998 and 1997, primarily reflect the decrease in rates on interest-bearing liabilities, primarily savings and other time deposits.

Provision for Loan and Lease Losses and Real Estate Operations:
---------------------------------------------------------------

The Corporation recorded loan and lease loss provisions totaling $2.4 million and $10.8 million, respectively, for the three and nine months ended March 31, 1998, compared to $3.1 million and $8.0 million, respectively, for the three and nine months ended March 31, 1997. The provision for the three months ended March 31, 1998, is lower by $728,000 compared to the three months ended March 31, 1997, primarily due to additional general reserves recorded last fiscal year to cover consumer loan losses. The provision for the nine months ended March 31, 1998 is $2.8 million higher compared to 1997 due primarily to additional nonrecurring loan loss reserves recorded in the quarter ended December 31, 1997 to conform reserve positions of Liberty and Mid Continent to the policies of the Corporation. The allowance for loan and lease losses is based upon management's continuous evaluation of the collectibility of outstanding loans and leases, which takes into consideration such factors as changes in the composition of the loan and lease portfolios and economic conditions that may affect the borrower's ability to pay, regular examinations by the Corporation's credit review group of specific problem loans and of the overall portfolio quality and real estate market conditions in the Corporation's lending areas.

The Corporation recorded a net loss from real estate operations of $199,000 and $136,000, respectively, for the three months ended March 31, 1998 and 1997, compared to net income of $559,000 and $1.0 million, respectively, for the nine months ended March 31, 1998 and 1997. Real estate operations reflect provisions for real estate losses, net real estate operating activity, and gains and losses on dispositions of real estate. The net decrease in real estate operations for the nine months ended March 31, 1998, compared to the nine months ended March 31, 1997, is primarily due to a decrease in net gains on dispositions of real estate in the current fiscal year compared to the prior fiscal year.

---------------------------------------------------------------------------

Nonperforming assets are monitored on a regular basis by the Corporation's internal credit review and asset workout groups. Nonperforming assets increased $2.1 million at March 31, 1998 compared to June 30, 1997, resulting from net increases of $5.1 million in nonperforming loans and leases and $1.1 million in real estate partially offset by a net decrease of $4.1 million in troubled debt restructurings. Nonperforming assets as of the dates indicated are summarized as follows:

----------------------------------------------------------------------------------------------------------
                                                                    March 31,      June 30,     March 31,
(Dollars in Thousands)                                                1998           1997         1997
----------------------------------------------------------------------------------------------------------
Nonperforming loans and leases:
  Residential real estate loans                                    $  38,413      $  35,614    $  37,316
  Commercial real estate loans                                         4,344          1,574        2,667
  Consumer loans                                                       2,753          2,619        2,572
  Leases                                                                 708          1,302          138
----------------------------------------------------------------------------------------------------------
    Total                                                             46,218         41,109       42,693
----------------------------------------------------------------------------------------------------------

Real estate:
  Commercial                                                           8,421          9,256        9,919
  Residential                                                         10,526          8,615        8,241
----------------------------------------------------------------------------------------------------------
    Total                                                             18,947         17,871       18,160
----------------------------------------------------------------------------------------------------------

Troubled debt restructurings:
  Commercial                                                           5,119          9,196       12,065
  Residential                                                            788            787          837
----------------------------------------------------------------------------------------------------------
    Total                                                              5,907          9,983       12,902
----------------------------------------------------------------------------------------------------------

Total nonperforming assets                                         $  71,072      $  68,963    $  73,755
----------------------------------------------------------------------------------------------------------

Nonperforming loans and leases to total loans and leases                .72%           .68%         .74%
Nonperforming assets to total assets                                    .83%           .85%         .93%
----------------------------------------------------------------------------------------------------------

Allowance for loan and lease losses:
  Other loans and leases (1)                                       $  47,532      $  42,953    $  43,572
  Bulk purchased loans (2)                                             9,075         10,809       11,288
----------------------------------------------------------------------------------------------------------
    Total                                                          $  56,607      $  53,762    $  54,860
----------------------------------------------------------------------------------------------------------

Allowance for loan and lease losses to total loans and leases           .89%           .89%         .95%
Allowance for loan and lease losses to total nonperforming assets     79.65%         77.96%       74.38%
----------------------------------------------------------------------------------------------------------

(1) Includes $89, $77 and $80 at March 31, 1998, June 30, 1997, and March 31,
    1997, respectively, in general allowance for losses established primarily to cover risks associated with borrowers' delinquencies and defaults on loans held for sale.

(2) Represents the allowance for loan losses for single-family residential whole loans purchased between January 1991 and June 30, 1992 (bulk purchased loans), which had been allocated from the amount of net discounts associated with the Corporation's purchase of these loans to provide for the credit risk associated with such bulk purchased loans. These bulk purchased loans had principal balances of $417.5 million, $494.6 million and $516.8 million, respectively, at March 31, 1998, June 30, 1997, and March 31, 1997. These allowances are available only to absorb losses associated with respective bulk purchased loans and are not available to absorb losses from other loans.

---------------------------------------------------------------------------

The ratio of nonperforming loans and leases to total loans and leases was .72% at March 31, 1998, based on loan and lease balances of $6.388 billion, compared to .68% and .74%, respectively, at June 30, 1997, and March 31, 1997, based on respective loan and lease balances approximating $6.041 billion and $5.797 billion. The ratio of nonperforming assets to total assets was .83% at March 31, 1998, compared to .85% and .93% at June 30, 1997, and March 31, 1997,
respectively. Ratios for nonperforming loans and leases to total loans and leases increased compared to June 30, 1997, due to increases in such nonperforming loans and leases, primarily delinquent residential and commercial real estate loans, and improved compared to March 31, 1997, due primarily to net increases in total loans and leases. Ratios for nonperforming assets to total assets improved compared to June 30, 1997 due to increases in total assets and to March 31, 1997 due to net improvements in total nonperforming assets as well as increases in total assets. The percentage of allowance for loan and lease losses to total loans and leases remained unchanged compared to June 30, 1997, and decreased compared to March 31, 1997, primarily due to net increases in total loans. The total allowance for loan and lease losses to total nonperforming assets increased compared to June 30, 1997 primarily due to net increases of $2.8 million in the loss allowance and at March 31, 1997, due to net decreases in total nonperforming assets and to net increases in the loss allowance.

Nonperforming loans and leases at March 31, 1998, increased by $5.1 million compared to June 30, 1997, primarily due to net increases totaling $2.8 million for both delinquent residential real estate loans and delinquent commercial real estate loans. These increases were partially offset by net decreases of $594,000 in leases. The net increase in real estate of $1.1 million at March 31, 1998, compared to June 30, 1997, is due primarily to the net increase in residential real estate properties and the capitalization of lot development costs totaling $2.3 million partially offset by the net dispositions of commercial real estate. The net decrease of $4.1 million in troubled debt restructurings at March 31, 1998, compared to June 30, 1997, is primarily attributable to the payoff of two commercial loans totaling $3.8 million.

Loan Servicing Fees:
--------------------

Fees from loans serviced for other institutions totaled $9.8 million and $29.5 million, respectively, for the three and nine months ended March 31, 1998 compared to $10.5 million and $30.4 million, respectively, for the three and nine months ended March 31, 1997. The decrease comparing the respective periods is primarily due to a net decrease in loans serviced for other institutions comparing fiscal year 1998 periods to fiscal year 1997. At March 31, 1998 and 1997, the Corporation's mortgage servicing portfolio approximated $6.951 billion and $7.282 billion, respectively.

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

Retail Fees and Charges:
------------------------

Retail fees and charges totaled $5.6 million and $17.1 million, respectively, for the three and nine months ended March 31, 1998, compared to $5.4 million and $15.7 million, respectively, for the three and nine months ended March 31, 1997. The net increases result primarily from increases in certain checking account fees and VISA debit check card fees attributable to a significant increase in the number of retail checking accounts at March 31, 1998, compared to March 31, 1997.

Gain on Sales of Loans:
-----------------------

The Corporation sold loans to third parties through its mortgage banking operations resulting in net pre-tax gains of $292,000 and $1.1 million, respectively, on loans sold totaling $235.7 million and $643.4 million, respectively, for the three and nine months ended March 31, 1998, compared to net pre-tax gains of $350,000 and $993,000, respectively, on loans sold totaling $217.5 million and $695.5 million, respectively, for the three and nine months ended March 31, 1997. Mortgage loans are generally sold in the secondary market with loan servicing retained and without recourse to the Corporation. The net gains are attributable to the relatively stable interest rate environments over the respective periods.

Gain on Sales of Mortgage-Backed Securities:
--------------------------------------------

The Corporation sold mortgage-backed securities available for sale resulting in net pre-tax gains of $468,000 and $1.5 million, respectively, for the three and nine months ended March 31, 1998, on sales totaling $37.3 million and $68.0 million, compared to $100,000 for the nine months ended March 31, 1997 on sales totaling $80.3 million.

Other Operating Income:
-----------------------

Other operating income totaled $3.9 million and $15.3 million, respectively, for the three and nine months ended March 31, 1998, compared to $4.3 million and $10.5 million, respectively, for the three and nine months ended March 31, 1997. The major components of other operating income are brokerage commissions, credit life and disability commissions and insurance commissions which increased slightly for the three months ended March 31, 1998, compared to March
31, 1997. However, the net decrease for the three months ended March 31, 1998, compared to 1997 is attributable to nonrecurring charges totaling
$597,000 recorded in the current fiscal quarter for certain reserves on leasing operations acquired in the Liberty merger.

For the nine months ended March 31, 1998, brokerage commissions, credit life and disability commissions and insurance commissions increased moderately compared to 1997 with other increases in other operating income for the nine months ended March 31, 1998, compared to 1997 due primarily to excess trustee funds on debt payoff totaling $1.2 million, receipts from bankruptcy settlements totaling $402,000, a net pre-tax gain of $380,000 on the sale of $412,000 of loan servicing rights and other sundry items.

General and Administrative Expenses:
------------------------------------

General and administrative expenses totaled $56.6 million and $135.1 million, respectively, for the three and nine months ended March 31, 1998, compared to $35.5 million and $108.9 million, respectively, for the three and nine months ended March 31, 1997, excluding the $27.5 million nonrecurring industry-wide Federal deposit insurance special assessment recorded in the first quarter of fiscal year 1997.

The net increase of $21.1 million for the three months ended March 31, 1998, compared to the three months ended March 31, 1997, was primarily due to merger expenses totaling $11.5 million recorded in the current fiscal year quarter and to net increases in data processing of $4.3 million, operating expenses of $2.8 million, compensation and benefits of $1.5 million, advertising of $512,000 and occupancy and equipment of $588,000.

Such net increase comparing quarters is primarily due to the current merger expenses totaling $11.5 million (recorded to cover severance and termination costs of $5.2 million, transaction costs such as investment banking, accounting and legal costs of $4.7 million and other miscellaneous transition and conversion expenses of $1.5 million associated with the Liberty and Mid Continent acquisitions), increased data processing costs totaling 4.3 million due to the impairment in the value of certain computer systems and software pursuant to the conversion of systems integrated necessitated by Year 2000 compliance, and to the nonrecurring charges totaling $2.5 million to conform accounting practices of certain operations of Liberty and Mid Continent to the Corporation.

The net increase of $26.1 million comparing the nine months ended March 31, 1998, to the nine months ended March 31, 1997, was primarily due to merger expenses totaling $12.7 million recorded fiscal year to date, and to net increases of $4.8 million in data processing, $4.1 million in compensation and benefits, $4.3 million in other operating expenses, $1.8 million in advertising and $1.6 million in occupancy and equipment. These increases were partially offset by a net decrease of $3.1 in regulatory insurance and assessments.

The net increase for the nine months ended March 31, 1998, compared to the nine months ended March 31, 1997, is primarily attributed to merger expenses totaling $12.7 (recorded to cover severance and termination costs of $5.2 million, transaction costs of $5.9 million and other miscellaneous transition and conversion expenses of $1.5 million associated with Liberty and Mid Continent acquisitions), nonrecurring charges totaling $2.5 million to conform accounting practices of certain operations of Liberty and Mid Continent to the Corporation, increased marketing costs for checking accounts and related products and consumer loans totaling $1.8 million, increased occupancy and equipment expenses, net increases in general and administrative expenses from acquisitions, increased data processing costs of which $4.3 million is due to the impairment in the value of computer systems and software necessitated by Year 2000 compliance as discussed above and other net increases in employee benefits and other operating expenses primarily due to branch expansion and acquisitions over the prior fiscal year period. Partially offsetting these increases were decreases in regulatory insurance and assessments totaling $3.1 million and nonrecurring expenses totaling $2.3 million recorded in the prior fiscal year related to the repurchase of 2,812,725 shares of the Corporation's common stock. The decrease in regulatory insurance and assessments of $3.1 million for the nine months ended March 31, 1998, compared to the respective prior year period is substantially due to the revised rate structure on insured deposits adopted by the Federal Deposit Insurance Corporation after the recapitalization of the Savings Association Insurance Fund. The Corporation's annual deposit insurance rate in effect prior to this recapitalization was .23% of insured deposits which was reduced to .18% of insured deposits for the quarter ended December 31, 1996, and to .064% of insured deposits effective January 1, 1997, and thereafter.

Amortization of Goodwill and Core Value of Deposits:
----------------------------------------------------

Amortization of goodwill and core value of deposits totaled $2.0 million and $5.3 million, respectively, for the three and nine months ended March 31, 1998, compared to $2.9 million and $8.9 million, respectively, for the three and nine months ended March 31, 1997. The net decreases for the respective periods are due primarily to the reduction in amortization expense of core value of deposits since amounts from certain acquisitions were fully amortized as of April 30, 1997.

Provision for Income Taxes:
---------------------------

For the three and nine months ended March 31, 1998, the provision for income taxes totaled $6.5 million and $28.3 million, respectively, compared to $10.2 million and $18.8 million, respectively, for the three and nine months ended March 31, 1997. The effective income tax rates for the three and nine months ended March 31, 1998, were 44.1% and 37.3%, respectively, compared to 34.2% and 34.9%, respectively, for the three and nine months ended March 31, 1997. The effective tax rates for all periods vary from the applicable statutory rates primarily due to the nondeductibility of amortization of goodwill and core value of deposits, and, for the fiscal year 1998 periods, certain merger expenses and nonrecurring charges, in relation to the level of taxable income for the respective periods.

Extraordinary Items - Loss on Early Retirement of Debt:
-------------------------------------------------------

In December 1996, the Corporation recognized extraordinary losses of $583,000 (net of income tax benefits totaling $316,000), or $.01 loss per share, primarily as a result of the early retirement of its $40.25 million 10.25% subordinated debt due December 15, 1999, and its $6.9 million 10.0% senior notes due January 31, 1999. The extraordinary losses consisted primarily of the write-off of the related premiums and costs associated with the issuance and redemption of such debt which was retired on December 27, 1996, with the proceeds from the $50.0 million subordinated extendible notes offering completed December 2, 1996.

Other Matters - Year 2000 Compliance:
-------------------------------------

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

All of the material computer programs of the Corporation that could be affected by this problem are provided by major third party vendors. Currently, the Corporation is in the process of replacing/upgrading all computer systems and programs, as well as most equipment, in order to provide cost-effective and efficient delivery of services to its customers, information to management, and to provide additional capacity for processing information and transactions due to acquisitions. As such, during the three months ended March 31, 1998, the Corporation recorded a nonrecurring charge of $4.3 million which is the impairment in value of certain computer systems and software pursuant to systems conversions necessitated by Year 2000. The adjusted carrying amount of these computer systems and software will be depreciated until their disposal at the date of conversion. The third party vendors of the Corporation have advised the Corporation that all such computer systems and programs will be year 2000 compliant. However, if the third party vendors are unable to resolve year 2000 issues in time, the Corporation would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operations of the Corporation.

                          PART II. OTHER INFORMATION
                          ---------------------------

Item 5.  Other Information
         -----------------

  A Special Meeting of Stockholders will be called on July 3, 1998, for shareholders of record at May 14, 1998. The purpose of the meeting is to consider and act upon:

  (1) a proposal to approve the First Colorado merger and to approve an amendment to the Corporation's Articles of Incorporation to increase the number of shares authorized from 50,000,000 to 70,000,000 with such additional shares primarily to be issued in this merger;

  (2) an amendment to the Corporation's Articles of Incorporation to further increase the number of authorized shares from 70,000,000 to 120,000,000 shares (in the event the First Colorado merger is not approved, this amendment would increase the authorized shares from 50,000,000 to 100,000,000 shares) which will allow the Corporation to meet its future needs and provide greater flexibility in responding to advantageous business opportunities including possible future acquisition opportunities;

  (3) an amendment to the Corporation's 1996 Stock Option and Incentive Plan to increase the number of shares available for grant to 3,934,250 for issuance thereunder; and

  (4)  such other business as may properly come before such special meeting.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

       (a).  Exhibits:

             Exhibit 11.  Computation of Earnings Per Share

             Exhibit 27.  Financial Data Schedules (EDGAR)

       (b).  Reports on Form 8-K:


             The Corporation filed a Current Report on Form 8-K dated February 11, 1998, reporting that the Corporation had entered into a Stock Purchase Agreement dated February 11, 1998, to acquire AmerUs Bank, a wholly-owned subsidiary of AmerUs Group Company, headquartered in Des Moines, Iowa. See Note D for additional information concerning this pending acquisition.

             The Corporation filed a Current Report on Form 8-K dated March 9, 1998, reporting that the Corporation had entered into a Reorganization and Merger Agreement dated March 9, 1998, with First Colorado Bancorp, Inc., parent company of First Federal Bank of Colorado, headquartered in Lakewood, Colorado. See Note D for additional information concerning this pending merger.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COMMERCIAL FEDERAL CORPORATION
                                      ------------------------------
                                      (Registrant)



Date:  May 15, 1998                   /s/ James A. Laphen
       ------------                   ---------------------------------------
                                      James A. Laphen, President, Chief
                                      Operating Officer and Chief
                                      Financial Officer (Duly Authorized
                                      and Principal Financial Officer)



Date:  May 15, 1998                   /s/ Gary L. Matter
       ------------                   ---------------------------------------
                                      Gary L. Matter, Senior Vice President,
                                      Controller and Secretary
                                      (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


                                                                     Page Number

Exhibit 11.  Computation of Earnings Per Share                           26

Exhibit 27.  Financial Data Schedules (EDGAR only)                       --