Form 10-K
period 1998-06-30
COMMERCIAL FEDERAL CORP
filed 1998-09-28
CIK 744778

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

(Mark One)
      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
[x]   ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1998, OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[_]   EXCHANGE ACT OF 1934
For the transition period from _________ to __________

COMMISSION FILE NUMBER: 1-11515

                        COMMERCIAL FEDERAL CORPORATION
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Nebraska                                  47-0658852
---------------------------------------------           -------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
               or organization)                         Identification No.)

   2120 South 72nd Street, Omaha, Nebraska                     68124
---------------------------------------------           -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the registrant's common stock as quoted on the New York Stock Exchange on September 21, 1998, was $1,334,200,492. As of September 21, 1998, there were issued and outstanding 60,390,988 shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1998 - Parts I, II and IV.

2. Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders -Part III.

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

The assets of the Corporation, on an unconsolidated basis, substantially consist of all of the Bank's common stock. The Corporation has no significant independent source of income, and therefore depends almost exclusively on dividends from the Bank to meet its funding requirements. The Corporation incurs interest expense on $50.0 million of subordinated extendible notes, $46.4 million of junior subordinated deferrable interest debentures and an unsecured promissory term note which totaled $1.0 million at June 30, 1998, and was paid in full on July 29, 1998. Such interest is payable monthly on the subordinated extendible notes and quarterly on the junior subordinated deferrable interest debentures. The Corporation also paid scheduled quarterly principal payments of $1.0 million on the promissory term note. See Note 15 of the Notes to Consolidated Financial Statements in the Annual Report for additional information on the debt of the Corporation. The Corporation also pays operating expenses primarily for shareholder and stock related expenditures such as the annual report, proxy, corporate filing fees and assessments and certain costs directly attributable to the holding company. In addition, common stock cash dividends totaling $8.8 million, or $.212 per common share, were declared during fiscal year 1998.

The Bank pays dividends to the Corporation on a periodic basis primarily to cover the amount of the principal and interest payments on the Corporation's debt and for the common stock cash dividends paid to the Corporation's shareholders. During fiscal year 1998 the Corporation received, in cash, dividends totaling $47.4 million from the Bank which were made primarily to cover (i) interest payments totaling $9.2 million on the parent company's debt,
(ii) principal payments of $3.0 million on the parent company's five-year promissory term note, (iii) common stock cash dividends totaling $7.0 million paid by the parent company to its shareholders through June 30, 1998, (iv) principal and interest payments totaling $26.3 million on a revolving credit note acquired from the Liberty acquisition, and (v) certain fees totaling $1.9 million in connection with the acquisition of Liberty Financial Corporation ("Liberty").

The Bank operates as a federally chartered savings institution with deposits insured by the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is evolving from a thrift institution into a community banking institution offering commercial and consumer banking, mortgage banking and trust and investment services. The Corporation completed four acquisitions in fiscal year 1998 and subsequent to June 30, 1998, completed two other acquisitions and announced another pending acquisition. Two of these fiscal year 1998 acquisitions were commercial banks that have allowed the Bank to expand its banking services with commercial and agricultural loans, business checking, equipment leasing and trust services. The Bank has now moved from being primarily a single-family residential lender to a full service banking institution with branches not only in traditional locations but also, nontraditional locations such as supermarkets and convenience stores, more ATM outlets and expanded services in telephone bill paying and Internet banking. All loan origination activities are conducted through the Bank's branch office network, through the loan offices of Commercial Federal Mortgage Corporation ("CFMC"), its wholly-owned mortgage banking subsidiary, and through a nationwide correspondent network of mortgage loan originators. The Corporation also provides insurance and securities brokerage and other retail financial services.

The operations of the Corporation are significantly influenced by general economic conditions, by inflation and changing prices, by the related monetary, fiscal and regulatory policies of the federal government and by the policies of financial institution regulatory authorities, including the Office of Thrift Supervision ("OTS"), the Board of Governors of the Federal Reserve System ("FRB") and the FDIC. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for mortgage and commercial financing, consumer loans and other types of loans, which, in turn, are affected by the interest rates at which such financings may be offered, the availability of funds, and other factors, such as the supply of housing for mortgage loans and regional economic situations.

At June 30, 1998, the Corporation had assets of $8.9 billion and stockholders' equity of $643.0 million, and through the Bank operated 50 branches in Iowa, 37 branches in Kansas, 34 branches in Nebraska, 21 branches in metropolitan Denver, Colorado, 19 branches in Oklahoma, and seven branches in Arizona. The increase in branches over fiscal year 1997 was the result of four acquisitions during fiscal year 1998. On January 30, 1998, the Corporation consummated the acquisition of First National Bank Shares, LTD (First National) of Great Bend, Kansas (seven branches and total assets of $147.8 million). On February 13, 1998, the Corporation consummated the acquisition of Liberty of West Des Moines, Iowa (45 branches and total assets of $658.1 million). On February 27, 1998, the Corporation consummated the acquisition of Mid Continent Bancshares, Inc. (Mid Continent) of El Dorado, Kansas (ten branches and total assets of approximately $405.7 million). On May 29, 1998, the Corporation consummated the acquisition of Perpetual Midwest Financial, Inc. (Perpetual ) of Cedar Rapids, Iowa (five branches and total assets of approximately $412.2 million). The accounts and results of operation of First National are reflected in the Corporation's consolidated financial statements beginning January 30, 1998, since this acquisition was accounted for as a purchase. The Liberty, Mid Continent and Perpetual acquisitions were accounted for under the pooling of interests method and, accordingly, the Corporation's historical consolidated financial statements were restated for all periods prior to those acquisitions to include the accounts and results of operations of these financial institutions. The Bank is one of the largest retail financial institutions in the Midwest, and, based upon total assets at June 30, 1998, the Corporation was the 14th largest publicly-held thrift institution holding company in the United States. In addition, CFMC serviced a loan portfolio totaling $11.7 billion at June 30, 1998, with $7.115 billion in loans serviced for third parties and $4.536 million in loans serviced for the Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" in the Corporation's 1998 Annual Report to Stockholders (the "Annual Report") which is incorporated herein by reference.

The Corporation's strategy for growth emphasizes both internal and external growth. Operations focus on increasing deposits, including demand accounts, making loans (primarily single-family residential, consumer, commercial real estate, business lending and agribusiness loans) and providing customers with a full array of financial products and a high level of customer service. As part of its long-term strategic plan, the Corporation intends to expand its operations within its market areas through direct marketing efforts aimed at increasing market share, branch expansions, and opening additional branches. The Corporation's retail strategy will continue to be centered on attracting new customers and selling both new and existing customers multiple products and services. Additionally, the Corporation will continue to build and leverage an infrastructure designed to increase non-interest income. Complementing its strategy of internal growth, the Corporation continues to grow its current franchise through an ongoing program of selective acquisitions of other financial institutions. As mentioned, during fiscal year 1998, the Corporation consummated the acquisitions of four financial institutions. See "Acquisitions During Fiscal Year 1998" herein. Subsequent to June 30, 1998, the Corporation completed two other acquisitions and entered into a definitive agreement to acquire another financial institution. See "Subsequent Events - Acquisitions Consummated" and "Subsequent Event - Pending Acquisition" herein. Acquisition candidates will be selected based on the extent to which the candidates can enhance the Corporation's retail presence in both new and underserved markets and enhance the Corporation's existing retail network.

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

RECENT DEVELOPMENTS
-------------------

Subsequent Events - Acquisitions Consummated.
--------------------------------------------

AmerUs Bank. On July 31, 1998, the Corporation consummated its acquisition of
-----------
AmerUs Bank (AmerUs), a wholly-owned subsidiary of AmerUs Group Co. Under the terms of the stock purchase agreement, the Corporation acquired through a taxable acquisition all of the outstanding shares of the common stock of AmerUs for total consideration of approximately $178.3 million. Such consideration consisted of (i) certain assets retained by AmerUs Group Co. in lieu of cash (primarily FHA Title One single-family residential mortgage loans and a receivable for income tax benefits) totaling approximately $85.0 million, (ii) cash (as adjusted per the agreement) totaling approximately $53.3 million, and
(iii) a one-year promissory note for $40.0 million bearing interest, adjusted monthly, at 150 basis points over the one-year Treasury bill rate. AmerUs was a federally chartered savings bank headquartered in Des Moines, Iowa and operated 47 branches in Iowa (26), Missouri (8), Nebraska (6), Kansas (4), Minnesota (2) and South Dakota (1). At July 31, 1998, before purchase accounting adjustments, AmerUs had total assets of approximately $1.3 billion, deposits of approximately $950.0 million and stockholder's equity of approximately $84.8 million. This acquisition will be accounted for as a purchase. See Note 30 of Notes to Consolidated Financial Statements in the Annual Report for additional information.

First Colorado Bancorp, Inc. On August 14, 1998, the Corporation consummated its
---------------------------
acquisition of First Colorado Bancorp, Inc. (First Colorado). Under the terms of the agreement, the Corporation acquired in a tax-free reorganization all 18,564,766 outstanding shares of First Colorado's common stock in exchange for 18,278,789 shares of its common stock. Based on the Corporation's closing stock price of $26.375 at August 14, 1998, the total consideration for this acquisition, including cash paid for fractional shares, approximated $482.2 million. An additional requirement of the transaction with First Colorado was the issuance of 1,400,000 shares of First Colorado common stock immediately prior to the consummation of the merger. Such requirement was necessary to cure the taint on the treasury stock of First Colorado so this transaction could be accounted for as a pooling of interests. These shares offered directly by First Colorado resulted in gross cash proceeds (prior to any transaction costs) of $33.4 million less the placement agent's commission of $919,000, or net proceeds to First Colorado totaling $32.5 million. First Colorado, headquartered in Lakewood, Colorado, was a unitary savings and loan holding company and the parent company of First Federal Bank of Colorado, a federally chartered stock savings bank that operated 27 branches located in Colorado, with 23 branches located in the Denver metropolitan area and four in Colorado's western slope region. At July 31, 1998, on a pro forma basis including the net proceeds of $32.5 million from the private placement of 1,400,000 shares on August 14, 1998, First Colorado had assets of approximately $1.6 billion, deposits of approximately $1.2 billion and stockholders' equity of approximately $254.7 million. The acquisition will be accounted for as a pooling of interests. See
Note 30 of Notes to Consolidated Financial Statements in the Annual Report for additional information.

Subsequent Event - Pending Acquisition.
--------------------------------------

Midland First Financial Corporation. On August 14, 1998, the Corporation entered
-----------------------------------
into a reorganization and merger agreement with Midland First Financial Corporation (Midland), parent company of Midland Bank. Under the terms of the agreement, the Corporation will acquire in a taxable acquisition all of the outstanding shares of Midland's common stock. The total purchase consideration of this pending acquisition is $83.0 million, including cash to pay off existing Midland debt totaling $5.6 million, the retirement of preferred stock of both Midland and Midland Bank totaling $11.6 million and $810,000 for advisor fees. If under certain conditions this transaction is terminated by Midland a breakup fee of $2.5 million would be payable to the Corporation by Midland. Midland Bank is a privately-held commercial bank headquartered in Lee's Summit, Missouri that operates eight branches in the greater Kansas City area. At June 30, 1998, Midland had total assets of approximately $397.0 million, deposits of approximately $352.0 million and stockholders' equity of approximately $25.7 million. This pending acquisition, approved by Midland's shareholders, is subject to receipt of regulatory approvals and other conditions, and is expected to close during the quarter ending March 31, 1999. See Note 31 of Notes to Consolidated Financial Statements in the Annual Report for additional information.

Acquisitions During Fiscal Year 1998.
------------------------------------

For additional information on fiscal year 1998 acquisitions see Note 2 to the Notes to the Consolidated Financial Statements in the Annual Report.

First National Bank Shares, LTD. On January 30, 1998, the Corporation
-------------------------------
consummated its acquisition of First National Bank Shares, LTD, parent company of First United National Bank and Trust Company, a commercial bank headquartered in Great Bend, Kansas. Under the terms of the merger agreement, all of the outstanding shares of First National's common stock were exchanged for 992,842 shares of the Corporation's common stock. Based on the Corporation's closing price on January 30, 1998, of $32.50 per share, the exchange of the Corporation's common stock resulted in a total aggregate value approximating $32.3 million. At January 30, 1998, before purchase accounting adjustments, First National had assets of approximately $147.8 million, deposits of approximately $131.3 million and stockholders' equity of approximately $12.0 million. First National operated seven branches located in Kansas. This acquisition was accounted for as a purchase.

Liberty Financial Corporation. On February 13, 1998, the Corporation consummated
-----------------------------
its acquisition of Liberty Financial Corporation, a privately held commercial bank and thrift holding company. Pursuant to the terms of the merger agreement, all 8,748,500 outstanding shares of Liberty's common stock were exchanged for 4,015,555 shares of the Corporation's common stock (exchange ratio of .459 based on an average closing price of $33.7062) for total consideration of approximately $135.3 million. Liberty operated 38 branches in Iowa and seven in the metropolitan area of Tucson, Arizona and at January 31, 1998, had assets of approximately $658.1 million, deposits of approximately $569.8 million and stockholders' equity of approximately $50.1 million. This acquisition was accounted for as a pooling of interests.

Mid Continent Bancshares, Inc. On February 27, 1998, the Corporation consummated
-----------------------------
its acquisition of Mid Continent Bancshares, Inc., parent company of Mid-Continent Federal Savings Bank. Pursuant to the terms of the merger agreement, all outstanding shares of Mid Continent's common stock were exchanged for 2,641,945 shares of the Corporation's common stock (exchange ratio of 1.3039 based on an average closing price of $32.9156) for total consideration of approximately $87.0 million. Mid Continent operated ten branches located in Kansas and at February 27, 1998, had total assets of approximately $405.7 million, deposits of approximately $258.6 million and stockholders' equity of approximately $41.2 million. This acquisition was accounted for as a pooling of interests.

Perpetual Midwest Financial, Inc. On May 29, 1998, the Corporation consummated
--------------------------------
its acquisition of Perpetual Midwest Financial, Inc., parent company of Perpetual Savings Bank, FSB. Under the terms of the merger agreement, the Corporation acquired in a tax-free reorganization all 1,989,261 outstanding shares of Perpetual's common stock in exchange for .8636 shares, or 1,717,721 shares of the Corporation's common stock. Based on the Corporation's closing price on May 29, 1998, of $33.3125 per share, the transaction had an aggregate value of approximately $57.2 million. At May 29, 1998, Perpetual had total assets of approximately $412.2 million, deposits of approximately $323.4 million, and stockholders' equity of approximately $36.0 million. Perpetual operated five branches located in Iowa. This acquisition was accounted for as a pooling of interests.

Authorized Shares Increased.
---------------------------

Subsequent to June 30, 1998, stockholders approved an amendment to the Corporation's Articles of Incorporation to increase the number of authorized shares of common stock to 120,000,000 shares pursuant to a special meeting of stockholders called on July 3, 1998, for shareholders of record at May 14, 1998. See "General - Recent Developments - Special Meeting of Stockholders" herein.

Merger Expenses and Other Nonrecurring Charges.
----------------------------------------------

During fiscal year 1998, the Corporation incurred merger expenses and other nonrecurring charges totaling $29.7 million due to the Liberty, Mid Continent and Perpetual acquisitions and the accelerated amortization of certain computer systems and software necessitated by Year 2000 compliance and the related planned systems conversions. The $29.7 million recorded in fiscal year 1998 consists of $25.4 million in merger-related expenses and $4.3 million related to the accelerated amortization of certain computer systems and software of the Corporation necessitated by Year 2000 compliance and the related planned systems conversions. The Corporation finalized its plans for systems conversions and Year 2000 compliance in fiscal year 1998 resulting in a reduction in the estimated useful lives of such computer systems and software.

The merger-related expenses totaling $25.4 million consists of $9.0 million in transition costs as a result of the three acquisitions, $7.0 million in personnel expenses for severance, retention and other employee related costs, $4.9 million in costs to combine operations and conform certain accounting practices and $4.5 million in additional loss reserves primarily to conform the original loan portfolios and leasing operations to the reserve policies of the Corporation.

Three-for-Two Stock Split.
-------------------------

On November 17, 1997, the Board of Directors of the Corporation declared a three-for-two stock split effected in the form of a 50 percent stock dividend to stockholders of record on November 28, 1997. Par value of the common stock remained at $.01 per share. The stock dividend was distributed on December 15, 1997, and totaled 10,865,530 shares of common stock. Fractional shares resulting from the stock split were paid in cash totaling $24,366 based on the closing price on the record date. All references to the number of shares, per share amounts and stock prices for all periods presented have been adjusted on a retroactive basis to reflect the effect of this stock split. The Board of Directors also increased the Corporation's quarterly cash dividend from $.0467 per common share after adjusting for the three-for-two stock split to $.055 per common share representing an increase of over 17 percent. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Stock Prices and Dividends" in the Annual Report.

Special Meeting of Stockholders.
-------------------------------

At the Special Meeting of Stockholders on July 3, 1998, held primarily to act upon the First Colorado merger, three proposals were approved. The proposals approved were (i) the First Colorado transaction and an amendment to the Corporation's Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 70,000,000 shares, (ii) an amendment to further increase the number of authorized shares from 70,000,000 to 120,000,000 shares and (iii) an amendment to the Corporation's 1996 Stock Option and Incentive Plan to increase the number of shares available for grant by 2,400,000 shares.

Year 2000.
---------

The year 2000 poses an important business issue regarding how existing application software programs and operating systems can accommodate this date value. Many computer programs that can only distinguish the final two digits of the year entered are expected to read entries for the year 2000 as the year 1900. Like most financial service providers, the Corporation may be significantly affected by the Year 2000 issue due to the nature of financial information. Software, hardware and equipment both within and outside the Corporation's direct control and with whom the Corporation electronically or operationally interfaces are likely to be affected. If computer systems are not adequately changed to identify the Year 2000, many computer applications could fail or create erroneous results. As a result, many calculations that rely on the data field information, such as interest, payment or due dates and other operating functions, may generate results that could be significantly misstated, and the Corporation could experience a temporary inability to process transactions and engage in normal business activities.

All of the significant computer programs of the Corporation that could be affected by this issue are provided by major third party vendors. The Corporation is in the process of replacing/upgrading most of its computer systems and programs, as well as most equipment, in order to provide cost-effective and efficient delivery of services to its customers, information to management, and to provide additional capacity for processing information and transactions due to acquisitions. The total cost of the Year 2000 project is estimated to approximate $14.0 million which will be funded through cash flows from operations. Most of the total project cost is expected to be capitalized since it involves the purchase of computer systems, programs and equipment. In addition, during fiscal year 1998 the Corporation expensed $4.3 million due to accelerated amortization of certain computer systems and software necessitated by Year 2000 compliance and the related planned systems conversions. The adjusted carrying amount of these computer systems and software will continue to be depreciated until their disposal at the date of conversion.

The third party vendors have advised the Corporation that all such computer systems and programs either are or shortly will be Year 2000 compliant. The Corporation has scheduled certain operations to be converted as early as October 1998 so testing can commence and conversion problems resolved. Final conversions are scheduled for completion early in calendar year 1999.

The Corporation has also initiated formal communications with non-mainframe software and hardware vendors to determine the extent to which the Corporation's interface systems may be vulnerable to those third parties' failure to remediate their own Year 2000 issues. If the third party vendors are unable to resolve Year 2000 issues in time, the conversion is delayed significantly or major problems arise as a result of the conversion, the Corporation would likely experience significant data processing delays, mistakes or failures. Theses delays, mistakes or failures could have significant adverse impact on the financial condition and results of operations of the Corporation. In addition, there can be no assurance that the systems of other companies on which the Corporation's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Corporation's systems, would not have a material adverse effect on the Corporation. The Corporation has developed a Year 2000 contingency plan that addresses, among other issues, critical operations and potential failures thereof, and strategies for business continuation.

Supervisory Goodwill Lawsuit.
----------------------------

On September 12, 1994, the Bank and the Corporation commenced litigation against the United States in the United States Court of Federal Claims seeking to recover monetary relief for the government's refusal to honor certain contracts that it had entered into with the Bank. The suit alleges that such governmental action constitutes a breach of contract and an unlawful taking of property by the United States without just compensation or due process in violation of the Constitution of the United States. The Bank also assumed a lawsuit in the merger with Mid Continent against the United States relating to a supervisory goodwill claim filed by the former Mid Continent. The litigation status and process of these legal actions, as well as that of numerous actions brought by others alleging similar claims with respect to supervisory goodwill and regulatory capital credits, make the value of the claims asserted by the Bank (including the Mid Continent claim) uncertain as to their ultimate outcome, and contingent on a number of factors and future events which are beyond the control of the Bank, both as to substance, timing and the dollar amount of damages that may be awarded to the Bank and the Corporation if they finally prevail in this litigation.

Regulatory Capital Compliance.
-----------------------------

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial position and results of operations. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following tables of tangible, core and total risk-based capital. Prompt Corrective Action provisions contained in the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for Prompt Corrective Action under FDICIA, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios as set forth in the following tables. At June 30, 1998, the Bank exceeded the minimum requirements for the well-capitalized category. As of June 30, 1998, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for Prompt Corrective Action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank's classification.

The following presents the Bank's regulatory capital levels and ratios relative to its minimum capital requirements as of June 30, 1998:

--------------------------------------------------------------------------------------------------------------------------

                                                                   Actual Capital                   Required Capital
                                                              --------------------------        --------------------------
(Dollars in Thousands)                                            Amount       Ratio                Amount       Ratio
--------------------------------------------------------------------------------------------------------------------------
OTS Capital Adequacy:
    Tangible capital                                            $ 609,801       6.94%             $ 131,849       1.5%
    Core capital                                                  619,557       7.04                263,990       3.0
    Risk-based capital                                            667,590      13.77                387,760       8.0
FDICIA Regulations to be Classified Well-Capitalized:
    Tier 1 leverage capital                                       619,557       7.04                439,983       5.0
    Tier 1 risk-based capital                                     619,557      12.78                290,820       6.0
    Total risk-based capital                                      667,590      13.77                484,700      10.0
--------------------------------------------------------------------------------------------------------------------------

See "Regulation -- Regulatory Capital Requirements" and Note 19 of Notes to Consolidated Financial Statements in the Annual Report for additional information.

Effects of New Accounting Pronouncements.
----------------------------------------

During fiscal year 1998, the Corporation adopted the provisions of the following accounting pronouncements: Statement No. 125 entitled "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and Statement No. 128 entitled "Earnings Per Share." See Note 1 to the Consolidated Financial Statements in the Annual Report for a discussion of these new accounting pronouncements and their effect on the Corporation.

Other Information.
-----------------

Additional information concerning the general development of the business of the Corporation during fiscal year 1998 is included in the Annual Report under the captions: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" and is incorporated herein by reference. Additional information concerning the Bank's regulatory capital requirements and other regulations which affect the Corporation is included in the "Regulation" section of this report.

Forward Looking Statements.
--------------------------

This document contains or incorporates by reference forward-looking statements that involve inherent risks and uncertainties. The Corporation cautions readers that a number of important factors could cause actual results to differ materially from those in the forward looking statements. Those factors include fluctuations in interest rates, inflation, government regulations, the progress of integrating acquisitions, economic conditions, adequacy of allowance for credit losses, the costs or difficulties associated with the resolution of Year 2000 issues on computer systems greater than anticipated, technology changes and competition in the geographic and business areas in which the Corporation conducts its operations. Management does not disclaim its responsibility to provide a discussion and analysis enabling the reader to assess the sources and effects of material changes in information from the end of last fiscal year. These statements are based on management's current expectations. Actual results in future periods may differ materially from those currently expected because of various risks and uncertainties.

MARKET RISK
-----------

The Corporation's Assets Liability Management Committee ("ALCO"), which includes senior management representatives, monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in net portfolio value ("NPV") and net interest income. A primary purpose of the Corporation's asset and liability management is to mange interest rate risk to effectively invest the Corporation's capital and to preserve the value created by its core business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

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

Interest rate sensitivity analysis is used to measure the Corporation's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities and off-balance sheet instruments (interest rate swap agreements and interest rate floor agreements) in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for changes in the fair value of interest rate swap and floor agreements pursuant to the hypothetical changes in interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained one hundred to four hundred basis points increase or decrease in market interest rates. The Corporation's Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in the NPV of 10%, 20%, 30% and 40% in the event of a sudden and sustained one hundred to four hundred basis points increase or decrease in market interest rates. The following table presents the Corporation's projected change in NPV for the various rate shock levels at June 30, 1998. All market risk sensitive instruments presented in this table are held to maturity or available for sale.

------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Percent Change
                                                                                                  ----------------------------
          Hypothetical                                                          Hypothetical       Hypothetical
           Change in                                       Market Value of       Change From       Change From        Board
         Interest Rates                                    Portfolio Equity     Base Scenario     Base Scenario       Limit
---------------------------------                         ------------------   ---------------   ---------------   -----------
                                                                 (Dollars in Thousands)
400 basis point rise                                              $ 552,566        $ (445,073)             (45)%          (40)%
300 basis point rise                                                671,127          (326,512)             (33)           (30)
200 basis point rise                                                799,082          (198,557)             (20)           (20)
100 basis point rise                                                920,292           (77,347)              (8)           (10)
Base Scenario                                                       997,639                --               --              --
100 basis point decline                                           1,047,532            49,893                5             10
200 basis point decline                                           1,066,870            69,231                7             20
300 basis point decline                                           1,104,926           107,287               11             30
400 basis point decline                                           1,156,201           158,562               16             40
------------------------------------------------------------------------------------------------------------------------------

The preceding table indicates that at June 30, 1998, in the event of a sudden and sustained increase in prevailing market interest rates, the Corporation's NPV would be expected to decrease, and that in the event of a sudden and sustained decrease in prevailing market interest rates, the Corporation's NPV would be expected to increase. At June 30, 1998, the Corporation's estimated changes in NPV were within the targets established by the Board of Directors in all rate scenarios except the 300 and 400 basis point rise scenarios.

NPV is calculated by the Corporation pursuant to guidelines established by the OTS. The modeling calculation is based on the net present value of estimated discounted cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources as of June 30, 1998, with adjustments made to reflect the shift in the Treasury yield curve as appropriate.

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

In addition, the Bank uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of interest-rate-sensitive liabilities, and is considered negative when the amount of interest-rate-sensitive liabilities exceeds the amount of interest-rate-sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would negatively affect net interest income. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. The Bank's one-year cumulative gap is a negative $1.084 billion, or 12.26% of the Bank's total assets of $8.838 billion at June 30, 1998. The interest rate risk policy of the Bank authorizes a liability sensitive one-year cumulative gap not to exceed 10.0%. Such exception to the Bank's interest rate risk policy regarding the negative gap exceeding 10.0% was approved after noting that, on a pro forma basis, the projected one-year cumulative gap is within policy guidelines considering the AmerUs and First Colorado acquisitions consummated in July and August 1998.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" and Note 16 of Notes to Consolidated Financial Statements for additional information in the Annual Report.

LENDING ACTIVITIES
------------------

General. The Corporation's lending activities focus primarily on the
-------
origination of first mortgage loans for the purpose of financing or refinancing single-family residential properties, single-family residential construction loans, commercial real estate loans, consumer and home improvement loans. Increased emphasis on consumer loans during fiscal year 1998 increased substantially over fiscal years 1997 and 1996. Residential loan origination activity, including activity through correspondents, was substantially higher for fiscal year 1998 compared to fiscal years 1997 and 1996 due primarily to loan refinancing activity. See "Loan Originations."

The functions of processing and servicing real estate loans, including responsibility for servicing the Corporation's loan portfolio, is conducted by CFMC, the Bank's wholly-owned mortgage banking subsidiary. The Corporation conducts loan origination activities primarily through its 168 branch office network to help increase the volume of single-family residential loan originations and take advantage of its extensive branch network. The Corporation's mortgage banking subsidiary has continued and will continue to originate real estate loans through the Corporation's various loan offices located in its existing market areas, loan offices of CFMC and through its nationwide correspondent network.

At June 30, 1998, the Corporation's total loan and mortgage-backed securities portfolio was $7.6 billion, representing over 86.0% of its $8.9 billion of total assets at that date. The carrying value of mortgage-backed securities totaled $914.3 million at June 30, 1998, representing 12.0% of the Corporation's total loan and mortgage-backed securities portfolio at such date. The Corporation's total loan and mortgage-backed securities portfolio was secured primarily by real estate at June 30, 1998. Commercial real estate and land loans (collectively referred to as "income property loans") are secured by various types of commercial properties including office buildings, shopping centers, warehouses and other income producing properties. Commercial real estate lending is expected to be a growth area for the Corporation in fiscal year 1999. The Corporation believes that it has a number of potentially productive markets available to it pursuant to its fiscal year 1998 acquisitions. The Corporation's single-family residential construction lending activity is primarily attributable to operations in Las Vegas, Nevada, Florida and in its primary market areas. Residential construction lending will also operate in Tucson, Arizona; Des Moines and Cedar Rapids, Iowa; and upon the completion of the Midland acquisition, Springfield Missouri; in addition to the Corporation's current markets. Lending operations have also begun on a limited basis in the Dallas/Fort Worth area. Multi-family residential loans consist of loans secured by various types of properties, including townhomes, condominiums and apartment projects with more than four dwelling units.

     Agricultural lending is new to the Corporation, however, First National and Liberty had successful operations, and many of the loan officers of those former institutions were able to be retained. The Corporation expects to expand this business line in the markets served by the former First National and Liberty branches and to its contiguous branches. The argicultural lending is primarily for equipment, land and production. Another line of business acquired from Liberty is lease financing that consist of the origination, servicing and securitization of commerical equipment leases. The types of equipment leased consists primarily of office equipment and commercial equipment.

The Corporation's primary emphasis continues to be on the origination of loans secured by existing single-family residences. Adjustable-rate single-family residential loans are originated primarily for retention in the Corporation's loan portfolio to match more closely the repricing of the Corporation's interest-bearing liabilities as a result of changes in interest rates. Fixed-rate single-family residential loans are originated using underwriting guidelines, appraisals and documentation which are acceptable to the FHLMC, GNMA and the FNMA to facilitate the sale of such loans to such agencies in the secondary market. The Corporation also originates fixed-rate single-family residential loans using internal lending policies in accordance with what management believes are prudent underwriting standards but which may not strictly adhere to FHLMC, GNMA and FNMA guidelines. Fixed-rate single-family residential loans are originated or purchased for the Corporation's loan portfolio if such loans have characteristics which are consistent with the Corporation's asset and liability goals and long-term interest rate yield requirements. At June 30, 1998, fixed-rate single-family residential loans increased $1.051 billion over last fiscal year to $3.565 billion compared to $2.514 billion at June 30, 1997. The adjustable-rate portfolio decreased to $1.542 billion at June 30, 1998 compared to $2.330 billion at June 30, 1997. The net changes in both fixed-rate and adjustable-rate portfolios is due to the loan refinancing activity in fiscal year 1998.

In past years, the Corporation has not originated any significant amounts of commercial real estate loans or multi-family residential loans with the exception of loans primarily to resolve nonperforming assets. However, the Corporation has initiated commercial and multi-family real estate lending with such loans secured by properties located within the Corporation's primary market areas. Such loans, which are subject to prudent credit review and other underwriting standards and collection procedures, are expected to constitute a greater portion of the Corporation's lending business in the future.

In addition to real estate loans, the Corporation originates consumer, home improvement, savings account, agricultural loans and commercial business loans through the Corporation's branch and loan office network and direct mail solicitation. Management intends to continue to increase its consumer loan origination activity with strict adherence to prudent underwriting and credit review procedures.

Regulatory guidelines generally limit loans and extensions of credit to one borrower. At June 30, 1998, all loans and leases were within the Corporation's limitation of $167.9 million to one borrower. See "Regulation - Limitation on Loans to One Borrower."

Composition of Loan Portfolio. The following table sets forth the composition of
-----------------------------
the Corporation's loan and mortgage-backed securities portfolios (including loans held for sale and mortgage-backed securities available for sale) as of the dates indicated:

                                                                              June 30,
                                            ----------------------------------------------------------------------------
                                                       1998                     1997                      1996
                                            ------------------------  ------------------------  ------------------------
                                              Amount       Percent      Amount       Percent      Amount       Percent
                                            ----------   -----------  ----------   -----------  ----------   -----------
                                                                     (Dollars in Thousands)
Loan Portfolio
--------------
Conventional real estate mortgage loans:
   Loans on existing properties -
      Single-family residential             $4,640,808        59.8%   $4,408,020        58.4%   $4,053,222        57.2%
      Multi-family residential                  97,303         1.3        82,584         1.1        74,252         1.1
      Land                                      18,333         0.2        60,748         0.8        51,625         0.7
      Commercial real estate                   429,564         5.5       432,657         5.7       402,572         5.7
                                            ----------   ---------    ----------   ---------    ----------   ---------
           Total                             5,186,008        66.8     4,984,009        66.0     4,581,671        64.7

   Construction loans -
      Single-family residential                268,981         3.5       265,785         3.5       250,287         3.5
      Multi-family residential                   2,979          --         6,320          --         4,448         0.1
      Land                                          --          --            --          --            --          --
      Commercial real estate                    40,479         0.5        20,093         0.3        21,678         0.3
                                            ----------   ---------    ----------   ---------    ----------   ---------
           Total                               312,439         4.0       292,198         3.8       276,413         3.9

FHA and VA loans                               465,968         6.0       435,692         5.8       390,777         5.5
Mortgage-backed securities                     907,182        11.7     1,099,511        14.6     1,269,539        17.9
                                            ----------   ---------    ----------   ---------    ----------   ---------
           Total real estate loans           6,871,597        88.5     6,811,410        90.2     6,518,400        92.0

Consumer and other loans -
      Home improvement and other
         consumer loans                        654,575         8.5       605,246         8.0       452,240         6.4
      Savings account loans                     16,280         0.2        14,264         0.2        11,814         0.2
      Leases                                    62,182         0.8        46,174         0.6        33,236         0.5
      Commercial loans                         155,692         2.0        72,949         1.0        68,269         0.9
                                            ----------   ---------    ----------   ---------    ----------   ---------
           Total consumer and other loans      888,729        11.5       738,633         9.8       565,559         8.0
                                            ----------   ---------    ----------   ---------    ----------   ---------
Total loans                                 $7,760,326       100.0%   $7,550,043       100.0%   $7,083,959       100.0%
                                            ----------   =========    ----------   =========    ----------   =========
                                                                   June 30,
                                            --------------------------------------------------
                                                      1995                      1994
                                            ------------------------  ------------------------
                                              Amount       Percent      Amount       Percent
                                            ----------   -----------  ----------   -----------
Loan Portfolio
--------------
Conventional real estate mortgage loans:
   Loans on existing properties -
      Single-family residential             $3,886,586        56.4%   $3,319,157        54.6%
      Multi-family residential                  63,878         0.9        59,387         1.0
      Land                                      41,071         0.6        40,970         0.7
      Commercial real estate                   327,697         4.8       303,134         5.0
                                            ----------   ---------    ----------   ---------
           Total                             4,319,232        62.7     3,722,648        61.3

   Construction loans -
      Single-family residential                233,265         3.4        84,268         1.4
      Multi-family residential                   1,380          --         1,612          --
      Land                                       1,600          --         1,640          --
      Commercial real estate                    13,949         0.2         1,821         0.1
                                            ----------   ---------    ----------   ---------
           Total                               250,194         3.6        89,341         1.5

FHA and VA loans                               435,693         6.3       434,569         7.1
Mortgage-backed securities                   1,496,084        21.7     1,512,773        24.9
                                            ----------   ---------    ----------   ---------
           Total real estate loans           6,501,203        94.3     5,759,331        94.8

Consumer, leases and other loans -
      Home improvement and other
         consumer loans                        294,799         4.3       242,625         4.0
      Savings account loans                     10,146         0.2        10,066         0.2
      Leases                                    35,902         0.5        11,692         0.2
     Commercial loans                           49,239         0.7        49,999         0.8
                                            ----------   ---------    ----------   ---------
           Total consumer and other loans      390,086         5.7       314,382         5.2
                                            ----------   ---------    ----------   ---------
Total loans                                 $6,891,289       100.0%   $6,073,713       100.0%
                                            ----------   =========    ----------   =========

                            (Continued on next page)

------------------------------------------

                                                                    June 30,
                                 -------------------------------------------------------------------------
                                           1998                      1997                     1996
                                 ----------------------   -----------------------   ----------------------
                                    Amount     Percent       Amount      Percent      Amount      Percent
                                 -----------  ---------   -----------   ---------   -----------  ---------
                                                           (Dollar in Thousands)
Balance forward of total loans   $ 7,760,326     100.0%   $ 7,550,043      100.0%   $ 7,083,959     100.0%
                                                 ======                    ======                   ======
Add (subtract):
  Unamortized premiums, net
      of discounts                    13,068                   14,996                    14,551
  Deferred loan fees, net             10,998                   (1,872)                   (4,968)
  Loans in process                  (107,651)                 (98,983)                 (113,656)
  Allowance for loan and
      lease losses                   (59,795)                 (57,079)                  (56,651)
  Allowance for losses on
      mortgage-backed securities        (282)                    (497)                     (742)
                                 -----------              -----------               -----------

Loan portfolio                   $ 7,616,664              $ 7,406,608               $ 6,922,493
                                 ===========              ===========               ===========

                                                     June 30,
                                 ----------------------------------------------
                                          1995                    1994
                                 ---------------------    ---------------------
                                    Amount     Percent       Amount    Percent
                                 -----------  ---------   ----------- ---------
                                              (Dollars in Thousands)
Balance forward of total loans   $ 6,891,289    100.0%    $ 6,073,713    100.0%
                                                ======                   ======
Add (subtract):
  Unamortized premiums, net
      of discounts                    10,464                   16,743
  Deferred loan fees, net             (2,358)                  (2,004)
  Loans in process                  (102,369)                 (45,221)
  Allowance for loan and
      lease losses                   (55,853)                 (51,052)
  Allowance for losses on
      mortgage-backed securities      (2,293)                  (2,233)
                                 -----------              -----------

Loan portfolio                   $ 6,738,880              $ 5,989,946
                                 ===========              ===========
----------------------------------------------------------------------------------------------------------

For additional information regarding the Corporation's loan portfolio and mortgage-backed securities, see Notes 4, 5 and 6 to the Consolidated Financial Statements in the Annual Report.

The table below sets forth the geographic distribution of the Corporation's total real estate loan portfolio (excluding mortgage-backed securities and before any reduction for unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan fees and allowance for loan losses) as of the dates indicated:

                                                                         June 30,
                    ----------------------------------------------------------------------------------------------------------------
                              1998                    1997                 1996                   1995                 1994
                    ---------------------- ---------------------- ---------------------- ---------------------- --------------------
      State            Amount      Percent    Amount      Percent    Amount      Percent    Amount      Percent    Amount    Percent
-----------------   -----------    ------- -----------    ------- -----------    -------  ----------    ------- ----------   -------
                                                                 (Dollars in Thousands)
Nebraska            $  985,906       16.5% $  937,025       16.4% $  929,982       17.7% $  836,054       16.7% $  767,988    18.1%
Colorado               764,660       12.8     826,177       14.5     845,417       16.1     910,743       18.2     798,147    18.8
Kansas                 678,734       11.4     557,657        9.8     510,159        9.7     443,428        8.9     374,311     8.8
Iowa                   676,099       11.3     618,177       10.8     500,986        9.5     455,741        9.1     318,622     7.5
Oklahoma               318,198        5.3     264,710        4.6     229,563        4.4     211,984        4.2     145,736     3.4
Georgia                227,971        3.8     235,665        4.1     217,957        4.2     202,331        4.0     210,299     4.9
Missouri               181,764        3.0     170,316        3.0     174,542        3.3     183,706        3.7     160,888     3.8
Arizona                180,740        3.0     155,315        2.7     108,972        2.1      98,122        2.0      92,911     2.2
Virginia               161,793        2.7     140,498        2.5     123,806        2.4     111,081        2.2      81,290     1.9
Texas                  158,614        2.7     187,189        3.3     204,339        3.9     226,132        4.5     181,741     4.3
Maryland               157,180        2.6     138,886        2.4     112,160        2.1     100,768        2.0      76,370     1.8
Nevada                 130,159        2.2     109,475        1.9      80,696        1.5      51,874        1.0          41     -.-
Florida                123,528        2.1     116,881        2.0     111,770        2.1     100,533        2.0      92,576     2.2
Illinois               111,142        1.9      92,381        1.6      79,626        1.5      78,088        1.6      57,410     1.4
California             106,046        1.8     128,740        2.3     151,869        2.9     155,164        3.1     173,030     4.1
New Jersey              98,061        1.6     107,022        1.9     113,824        2.2     119,223        2.4     110,267     2.6
Ohio                    93,325        1.6      76,049        1.3      47,396        0.9      47,851        1.0      37,603     0.9
Washington              91,670        1.5      91,054        1.6      64,967        1.2      55,947        1.1      40,656     1.0
Connecticut             64,975        1.1      72,154        1.3      75,946        1.5      81,418        1.6      83,002     2.0
Minnesota               62,765        1.1      63,885        1.1      42,144        0.8      32,866        0.7      23,347     0.5
North Carolina          60,634        1.0      69,465        1.2      31,601        0.6      23,260        0.5      19,683     0.5
Pennsylvania            59,083        1.0      68,728        1.2      59,943        1.1      53,421        1.1      43,271     1.0
Massachusetts           55,902        0.9      68,061        1.2      44,300        0.8      45,233        0.9      17,658     0.4
Alabama                 50,285        0.8      37,653        0.7      39,544        0.8      38,171        0.8      38,621     0.9
Indiana                 40,357        0.7      34,689        0.6      27,191        0.5      25,048        0.5      13,652     0.3
Michigan                38,495        0.7      46,762        0.8      46,650        0.9      45,865        0.9      46,298     1.1
New York                38,382        0.6      48,395        0.8      38,794        0.7      40,532        0.8      27,700     0.7
Other States           247,947        4.3     248,890        4.4     234,717        4.6     230,535        4.5     213,440     4.9
                    ----------    -------  ----------    -------  ----------    -------  ----------    -------  ----------   -----
                    $5,964,415      100.0% $5,711,899      100.0% $5,248,861      100.0% $5,005,119      100.0% $4,246,558   100.0%
                    ==========    =======  ==========    =======  ==========    =======  ==========    =======  ==========   =====

The following table presents the composition of the Corporation's total real estate portfolio (excluding mortgage-backed securities and before any reduction for unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan fees and allowance for loan losses) by state and property type at June 30, 1998:

                        Conventional     FHA/VA
                         Residential   Residential      Multi        Land              Sub       Commercial                   % of
    State                1-4 Units       Loans         Family        Loans            Total        Loans          Total       Total
-----------------       ------------  ------------  ----------    -----------   -------------   -----------   ------------   -------
                                                     (Dollars in Thousands)
Nebraska                $  838,034    $   77,362    $   18,152    $    1,962    $    935,510    $   50,396    $    985,906     16.5%
Colorado                   616,910        14,378        16,383         1,973         649,644       115,016         764,660     12.8
Kansas                     510,585       123,475         5,831         1,095         640,986        37,748         678,734     11.4
Iowa                       459,072        12,318        42,221         7,851         521,462       154,637         676,099     11.3
Oklahoma                   257,919        27,842         8,948            --         294,709        23,489         318,198      5.3
Georgia                    215,520        12,451            --            --         227,971            --         227,971      3.8
Missouri                   153,718        24,663           510            --         178,891         2,873         181,764      3.0
Arizona                    122,070         8,600         3,920         5,452         140,042        40,698         180,740      3.0
Virginia                   137,260        24,533            --            --         161,793            --         161,793      2.7
Texas                      136,375        15,835         2,904            --         115,114         3,500         158,614      2.7
Maryland                   121,502        35,678            --            --         157,180            --         157,180      2.6
Nevada                      97,880         4,170         1,236            --         103,286        26,873         130,159      2.2
Florida                    105,847         9,611           177            --         115,635         7,893         123,528      2.1
Illinois                   101,954         9,188            --            --         111,142            --         111,142      1.9
California                  95,872         7,062            --            --         102,934         3,112         106,046      1.8
New Jersey                  97,338           723            --            --          98,061            --          98,061      1.6
Ohio                        87,757         5,568            --            --          93,325            --          93,325      1.6
Washington                  82,095         9,575            --            --          91,670            --          91,670      1.5
Connecticut                 64,866           109            --            --          64,975            --          64,975      1.1
Minnesota                   58,726         4,039            --            --          62,765            --          62,765      1.1
North Carolina              57,980         2,654            --            --          60,634            --          60,634      1.0
Pennsylvania                57,744         1,339            --            --          59,083            --          59,083      1.0
Massachusetts               55,778           124            --            --          55,902            --          55,902      0.9
Alabama                     42,914         7,371            --            --          50,285            --          50,285      0.8
Indiana                     33,696         6,661            --            --          40,357            --          40,357      0.7
Michigan                    34,514         3,981            --            --          38,495            --          38,495      0.7
New York                    37,781           329            --            --          38,110           272          38,382      0.6
Other States               228,082        16,329            --            --         244,411         3,536         247,947      4.3
                        ----------    ----------    ----------    ----------    ------------    ----------    ------------   ------

 Total                  $4,909,789    $  465,968    $  100,282    $   18,333    $  5,494,372    $  470,043    $  5,964,415    100.0%
                        ==========    ==========    ==========    ==========    ============    ==========    ============   ======

% of Total                    82.3%          7.8%          1.7%          0.3%           92.1%          7.9%          100.0%
                              ====           ===           ===           ===            ====           ===           =====

Contractual Principal Repayments. The following table sets forth certain
---------------------------------
information at June 30, 1998, regarding the dollar amount of all loans and mortgage-backed securities maturing in the Corporation's portfolio based on contractual terms to maturity but does not include scheduled payments or an estimate of possible prepayments. Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less. Since prepayments significantly shorten the average life of mortgage loans and mortgage-backed securities, management believes that the following table will bear little resemblance to what will be the actual repayments of the loan and mortgage-backed securities portfolios. Loan balances have not been reduced for (i) unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan fees and allowance for loan losses or
(ii) nonperforming loans.

-------------------------------------------------------------------------------------------------------------------------------

                                                                        Due During the Year Ended June 30,
                                                    ---------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                 After
                                                         1999               2000-2003            2003                Total
                                                    ----------------    ----------------   ----------------    ----------------
Principal Repayments                                                              (In Thousands)
--------------------
Real estate loans:
     Single-family residential (1) -
          Fixed-rate                                       $ 97,588           $ 861,776        $ 2,605,534         $ 3,564,898
          Adjustable-rate                                    23,663             115,969          1,402,246           1,541,878
     Multi-family residential, land
        and commercial real estate -
           Fixed-rate                                        33,224              64,252             69,292             166,768
           Adjustable-rate                                   21,028              69,262            288,142             378,432
                                                          ---------         -----------        -----------         -----------
                                                            175,503           1,111,259          4,365,214           5,651,976
                                                          ---------         -----------        -----------         -----------
Construction loans:
          Fixed-rate                                         32,712              53,848                 --              86,560
          Adjustable-rate                                   189,232              36,647                 --             225,879
                                                          ---------         -----------        -----------         -----------
                                                            221,944              90,495                 --             312,439
                                                          ---------         -----------        -----------         -----------
Mortgage-backed securities:
          Fixed-rate                                         39,090              72,934            193,493             305,517
          Adjustable-rate                                     9,864              46,681            545,120             601,665
                                                          ---------         -----------        -----------         -----------
                                                             48,954             119,615            738,613             907,182
                                                          ---------         -----------        -----------         -----------
Consumer, other loans and leases:
          Fixed-rate                                        200,693             528,480             43,808             772,981
          Adjustable-rate                                    26,921              65,019             23,808             115,748
                                                          ---------         -----------        -----------         -----------
                                                            227,614             593,499             67,616             888,729
                                                          ---------         -----------        -----------         -----------

Principal repayments                                      $ 674,015         $ 1,914,868        $ 5,171,443         $ 7,760,326
                                                          =========         ===========        ===========         ===========

-------------------------------------------------------------------------------------------------------------------------------

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

The following table sets forth the amount of all loans, leases and mortgage-backed securities due after June 30, 1999 (July 1, 1999 and thereafter), which have fixed interest rates and those which have adjustable interest rates. Such loans, leases and mortgage-backed securities have not been reduced for (i) unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan fees and allowance for loan and lease losses or (ii) nonperforming loans and leases.

----------------------------------------------------------------------------
                                                 Adjustable
                                  Fixed-Rate        Rate            Total
                                 -----------     -----------     -----------
                                           (Dollars In Thousands)
Real estate loans:
   Single-family residential     $ 3,467,310     $ 1,518,215     $ 4,985,525
   Multi-family residential,
       land and commercial           133,544         357,404         490,948
   Construction loans                 53,848          36,647          90,495
Mortgage-backed securities           266,427         591,801         858,228
Consumer, other loans and leases     572,288          88,827         661,115
                                 -----------     -----------     -----------
   Principal repayments due
       after June 30, 1999       $ 4,493,417     $ 2,592,894     $ 7,086,311
                                 ===========     ===========     ===========

----------------------------------------------------------------------------

LOAN ORIGINATIONS
-----------------

RESIDENTIAL LOANS. The Corporation, through its 168 branch network, and CFMCs loan offices and nationwide correspondent network, originates and purchase both fixed-rate and adjustable-rate mortgage loans secured by single-family units. Such residential mortgage loans are either (i) conventional mortgage loans which comply with the requirements for sale to, or conversion into securities issued by, FNMA or FHLMC ("conventional conforming loans"), (ii) mortgage loans which exceed the maximum loan amount allowed by FNMA or FHLMC, but which otherwise generally comply with FNMA and FHLMC loan requirements ("conventional nonconforming loans") or (iii) FHA/VA loans which qualify for sale in the form of securities guaranteed by GNMA. The Corporation originates substantially all conventional conforming loans or conventional nonconforming loans (collectively, "conventional loans")with loan-to-value ratios at or below 80.0% unless the borrower obtains private mortgage insurance (through the Corporation's mortgage banking subsidiary, which premium the borrower pays with their mortgage payment) for the Corporation's benefit covering that portion of the loan in excess of 80.0% of the appraised value. Occasional exceptions to the 80.0% loan-to-value ratio for conventional loans are made for loans to facilitate the resolution of nonperforming assets.

Fixed-rate residential mortgage loans generally are originated with terms of 15 and 30 years and are amortized on a monthly basis with principal and interest due each month. Adjustable-rate residential mortgage loans generally are also originated with terms of 15 and 30 years. However, certain adjustable-rate loans contain provisions which permit the borrower, at the borrower's option, to convert at certain periodic intervals over the life of the loan to a long-term fixed-rate loan. The adjustable-rate loans currently have interest rates which are scheduled to adjust at six, 12, 24 or 36 month intervals based upon various indices, including the Treasury Constant Maturity Index or the Eleventh District Federal Home Loan Bank Cost of Funds Index. The amount of any such interest rate increase is limited to one or two percentage points annually and four to six percentage points over the life of the loan. Certain adjustable-rate loans are also offered which have interest rates fixed over annual periods ranging from two through seven years; and also ten year loans, with such loans repricing annually after the fixed interest-rate term. Adjustable-rate loans are primarily offered at the fully indexed contractual rate. The Corporation applies its underwriting criteria to such loans based on the amount of the loan for which the borrower could qualify at the indexed rate. At June 30, 1998, approximately,
 .81%, or $38.2 million, of the Corporation's residential real estate loan portfolio was 90 days or more delinquent See "Asset Quality" herein.

RESIDENTIAL CONSTRUCTION LOANS.  Prior to 1995, the Corporation was not actively
------------------------------
pursuing construction loans, but provided interim construction financing that was tied to permanent real estate mortgage loans. Beginning in fiscal year 1995, the Corporation's single-family residential construction lending activity has increased primarily as a result of the construction lending operations conducted by an institution the Corporation acquired in October 1995. During fiscal years 1998, 1997 and 1996, the Corporation originated $335.9 million, $256.1 million and $263.6 million, respectively, of residential construction loans. The Corporation conducts its single-family residential construction lending operations predominantly in its primary six-state market area, Florida and Las Vegas, Nevada. The residential construction lending operations, which loans are subject to prudent credit review and other underwriting standards and procedures, are expected to increase from fiscal year 1998. At June 30, 1998, approximately .84%, or $2.3 million, of the Corporation's residential loan portfolio was 90 days or more delinquent.

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

COMMERCIAL REAL ESTATE AND LAND LOANS.  The Corporation originated commercial
-------------------------------------
real estate loans totaling $172.7 million, $73.5 million and $69.8 million, respectively, during fiscal years 1998, 1997 and 1996. Commercial real estate lending may entail significant additional risks compared with residential real estate lending. These additional risks are due to larger loan balances which are more sensitive to economic conditions, business cycle downturns and construction related risks. The payment of principal and interest due on the Corporation's commercial real estate loans is substantially dependent upon the performance of the projects securing such loans. As an example, to the extent that the occupancy and rental rates are not high enough to generate the income necessary to make such payments, the Corporation could experience an increased rate of delinquency and could be required either to declare such loans in default and foreclose upon such properties or to make concessions on the terms of the repayment of such loans. At June 30, 1998, approximately .28%, or $1.4 million of the Corporation's commercial real estate and land loans were 90 days or more delinquent. See "Asset Quality" herein.

The aggregate amount of loans which a federal savings institution may make on the security of liens on nonresidential real property may not exceed 400.0% of the institution's total risk-based capital as determined under current regulatory capital standards. Such limitation totaled approximately $2.670 billion at June 30, 1998, compared to $488.4 million of such loans outstanding at June 30, 1998. This restriction has not and is not expected to materially affect the Corporation's business.

CONSUMER LOANS.  Federal regulations permit federal savings institutions to make
--------------
secured and unsecured consumer loans up to 30.0% of an institution's total regulatory assets. In addition, a federal savings institution has lending authority above the 30.0% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and savings account secured loans. Consumer loans originated by the Corporation are primarily second mortgage loans, loans to depositors on the security of their savings accounts and loans secured by automobiles. The Corporation has increased its secured consumer lending activities in order to meet its customers' financial needs and will continue to increase such lending activities in the future in its primary market areas.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Corporation, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. At June 30, 1998, approximately .50%, or $2.5 million, of the Corporation's consumer loans are 90 days or more delinquent. See "Asset Quality" herein.

BULK LOAN PURCHASES.  Between January 1991 and June 30, 1992, as part of its
-------------------
balance sheet restructuring, the Corporation purchased 71 whole loan packages, the majority of which was from the Resolution Trust Corporation ("RTC"), comprised of 46,500 loans primarily collateralized by single-family residential properties with principal balances aggregating $2.5 billion. These purchased loans had a weighted average yield of 8.71%. At June 30, 1998, 1997 and 1996, the aggregate principal balance of these bulk purchased loans associated with such restructuring was $388.5 million, $494.6 million and $574.4 million respectively.

Based upon both a review and analysis of the information provided by the seller with respect to each loan package and management's own due diligence review of a certain percentage (usually 5.0% to 10.0%) of the loans within a loan package, management established specific estimated allowance amounts which were allocated from the discount amounts on the loan packages. At June 30, 1998, 1997 and 1996, $8.5 million, $10.8 million and $12.8 million, respectively, of the discount amount relating to these purchased loans was allocated to an estimated allowance amount for potential credit risk associated with such bulk purchased loans. These allowances are available to absorb losses associated with the respective purchased loan packages and are not available to absorb losses from other loans. At June 30, 1998, 1997 and 1996, $15.4 million, $18.3 million and $17.8, respectively, of these purchased loans were past due 90 days or more.

To the extent opportunities to make similar bulk purchases of loans become available, the Corporation will consider making such purchases in the future. The Corporation also purchases loans from its correspondent network and will continue to do so in the future. During fiscal years 1998, 1997 and 1996, the Corporation purchased $232.4 million, $300.2 million and $310.5 million, respectively, of other loan packages not associated with the aforementioned restructuring efforts.

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

During fiscal years 1998, 1997 and 1996, the Corporation sold an aggregate of $1.146 billion, and $846.0 million and $900.6 million, respectively in mortgage loans resulting in net gains of $2.7 million, $1.9 million and $1.9 million, respectively, in fiscal years 1998, 1997 and 1996. Of the amount of mortgage, loans sold during fiscal year 1998, $1.444 billion were sold in the secondary market, of which 42.9% were converted into GNMA securities, 46.3% were sold directly to FNMA or FHLMC for cash or were exchanged for securities issued by FNMA or FHLMC, and the remaining were sold to other institutional investors. At June 30, 1998, the carrying value of loans held for sale totaled $289.7 million.

The net gains recorded in fiscal years 1998 and 1997 are attributable to the relatively stable interest rate environments over the respective periods.

Mortgage loans are generally sold in the secondary mortgage market without recourse to the Corporation in the event of borrower default, subject to certain limitations applicable to VA loans. Historical losses realized by the Corporation as a result of limitations applicable to VA loans have been immaterial on a annual basis. However, in connection with a 1987 acquisition of a financial institution, the Bank assumed agreements providing for recourse in the event of default on obligations transferred in connection with sales of certain securities by such institution. At June 30, 1998, the remaining balance of such loans sold with recourse totaled $20.6 million.

Set forth below is a table showing the Corporation's loan, lease and mortgage-backed securities activity for the three fiscal years ended June 30 as indicated.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          1998             1997             1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (In Thousands)
Loans originated:
Real estate loans-
     Residential loans                                                                 $ 1,174,963      $   822,871      $   959,707
     Construction loans                                                                    335,898          256,105          263,570
     Commercial real estate and land loans                                                 172,709           73,544           69,759
     Consumer loans and leases                                                             715,144          537,462          474,575
                                                                                       ------------     ------------     -----------
          Loans and leases originated                                                  $ 2,398,714      $ 1,689,982      $ 1,767,611
                                                                                       ============     ============     ===========

Loans purchased:
Conventional mortgage loans-
     Residential loans                                                                 $ 1,276,846      $   833,893      $   607,878
     Bulk loan purchases                                                                   232,353          300,212          310,466
Mortgage-backed securities                                                                  40,758           25,745           85,649
                                                                                       ------------     ------------     -----------
          Loans purchased                                                              $ 1,549,957      $ 1,159,850      $ 1,003,993
                                                                                       ============     ============     ===========

Loans securitized:
Conventional mortgage loans securitized
      into mortgage-backed securities                                                  $   161,189      $    46,165      $    63,445
                                                                                       ============     ============     ===========

Acquisitions:
Residential real estate loans                                                          $     9,661      $    83,413      $   138,679
Consumer and other loans                                                                    68,482           51,639           27,599
Mortgage-backed securities                                                                  16,567           36,194           82,580
                                                                                       ------------     ------------     -----------
          Loans from acquisitions                                                      $    94,710      $   171,246      $   248,858
                                                                                       ============     ============     ===========

Loans sold:
Conventional mortgage loans                                                            $ 1,146,406        $ 845,957      $   900,623
Mortgage-backed securities                                                                 118,705           98,798          243,065
                                                                                       ------------       ----------     -----------
          Loans sold                                                                   $ 1,265,111        $ 944,755      $ 1,143,688
                                                                                       ============       ==========     ===========

________________________________________________________________________________

LOAN SERVICING.  The Corporation, through its mortgage banking subsidiary,
--------------
servicing substantially all of the mortgage loans that it originates and purchase (whether retained for the Bank's portfolio or sold in the secondary market), thereby generating ongoing loan servicing fees. The Corporation also periodically purchases mortgage servicing rights. At June 30, 1998, the Bank's mortgage banking subsidiary was servicing approximately 125,900 loans and participations for others with principal balances aggregating $7.115 billion, compared to 133,200 loans with principal balances totaling $7.396 billion at June 30, 1997. At June 30, 1998, adjustable-rate mortgage loans represented 17.6% of the aggregate dollar amount of loans in the servicing portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General," -- "Loan Servicing Fees" and -- "Note 23 -Segment Information" in the Annual Report for information pertaining to revenue from servicing loans for others.

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

The Corporation receives fees for servicing mortgage loans for others, ranging generally from .25% to .50% per annum on the declining principal balances of the loans. The average service fee collected by the Corporation was .41% and .41%, respectively, for fiscal years 1998 and 1997. The Corporation's servicing portfolio is subject to reduction primarily by reason of normal amortization and prepayment of outstanding mortgage loans. In general, the value of the Corporation's loan servicing portfolio may also be adversely affected as mortgage interest rates decline and loan prepayments increase. It is expected that income generated from the Corporation's loan servicing portfolio also will decline in such an environment. This negative effect on the Corporation's income may be offset somewhat by a rise in origination and servicing fee income attributable to new loan originations, which historically have increased in periods of low mortgage interest rates. The weighted average mortgage loan note rate of the Corporation's servicing portfolio at June 30, 1998, was 7.80% compared to 7.91% at June 30, 1997.

At June 30, 1998, approximately 95.0% of the Corporation's mortgage servicing portfolio for other institutions was covered by servicing agreements pursuant to the mortgage-backed securities programs of GNMA, FNMA and FHLMC. Under these agreements, the Corporation may be required to advance funds temporarily to make scheduled payments of principal, interest, taxes or insurance if the borrower fails to make such payments. Although the Corporation cannot charge any interest on such advance funds, the Corporation typically recovers the advances within a reasonable number of days upon receipt of the borrower's payment, or in the absence of such payment, advances are recovered through FHA insurance or VA guarantees or FNMA or FHLMC reimbursement provisions in connection with loan foreclosures. During fiscal year 1998, the average amount of funds advanced by the Corporation pursuant to servicing agreements was approximately $2.4 million.

INTEREST RATES AND LOAN FEES.  Interest rates charged by the Corporation on its
----------------------------
loans are primarily determined by secondary market yield requirements and competitive loan rates offered in its lending areas. In addition to interest earned on loans, the Corporation receives loan origination fees for originating certain loans. These fees are a percentage of the principal amount of the mortgage loan and are charged to the borrower.

LOAN COMMITMENTS.  At June 30, 1998, the Corporation had issued commitments of
----------------
$566.5 million, excluding undisbursed portion of loans in process, to fund and purchase loans. These commitments are generally expected to settle within three months following June 30, 1998. These outstanding loan commitments to extend credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation anticipates that normal amortization and prepayments of loan and mortgage-backed security principal will be sufficient to fund these loan commitments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Annual Report.

COLLECTION PROCEDURES.  If a borrower fails to make required payments on a loan,
---------------------
the Corporation generally will take immediate action to satisfy its claim against the security for the loan. If a delinquency cannot otherwise be cured, the Corporation records a notice of default and commences foreclosure proceedings. When a trustee sale is held, the Corporation generally acquires title to the property. The property may then be sold for cash or with financing conforming to normal loan requirements, or it may be sold or financed with a "loan to facilitate" involving terms more favorable to the borrower than those permitted by applicable regulations for new loans.

ASSET QUALITY
-------------

Nonperforming Assets. Loans are reviewed on a regular basis and are placed on a
--------------------
nonaccruing status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on a nonaccruing status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on nonaccruing status is charged against interest income. Subsequent payments are applied to the outstanding principal balance until such time as the loan is removed from nonaccruing status.

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

A troubled debt restructuring is a loan on which the Corporation, for reasons related to the debtor's financial difficulties, grants a concession to the debtor, such as a reduction in the loan's interest rate, a reduction in the face amount of the debt, or an extension of the maturity date of the loan, that the Corporation would not otherwise consider. A loan classified as a troubled debt restructuring may be reclassified as current if such loan has returned to a performing status at a market rate of interest for at least 8 to 12 months, the loan-to-value ratio is 80.0% or less, the cash flows generated from the collateralized property support the loan amount subject to minimum debt service coverage as defined and overall applicable economic conditions are favorable. Such loans have decreased steadily over the past five fiscal years to a balance of $4.3 million at June 30, 1998, compared to $10.6 million and $15.6 million, respectively, at June 30, 1997 and 1996. No materially significant loans classified as troubled debt restructuring have been added to the Corporation's nonperforming assets since fiscal year 1994.

The Corporation's nonperforming assets totaling $68.4 million decreased by $2.5 million, or 3.5%, at June 30, 1998, compared to June 30, 1997, primarily as a result of net decreases of $6.3 million in troubled debt restructurings and $480,000 in real estate offset by a net increase of $4.3 million in nonperforming loans.

The following table sets forth information with respect to the Bank's nonperforming assets as June 30 as follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                                1998            1997           1996          1995         1994
---------------------------------------------------------------------------------------------------------------------------------
                                                                                      (Dollars in Thousand)
Loans and leases accounted for on a nonaccrual basis: (1)
  Real estate-
    Residential                                                $ 40,468       $ 36,134        $ 36,458     $ 31,601     $ 28,010
    Commercial                                                    1,369            900           2,444          854        5,866
  Consumer, other loans and leases                                4,630          4,242           1,229          808          866
                                                               --------       --------        --------     --------     --------
       Total                                                     46,467         41,276          40,131       33,263       34,742
                                                               --------       --------        --------     --------     --------
  Accruing loans which are contractually
   past due 90 days or more                                           -            894             144           88          409
                                                               --------       --------        --------     --------     --------
Total nonperforming loans and leases                             46,467         42,170          40,275       33,351       35,151
                                                               --------       --------        --------     --------     --------

Real estate: (2)
  Commercial                                                      8,432          8,417           9,323        9,161       17,489
  Residential                                                     8,709          9,568           5,014        3,971        4,618
  Other                                                             459             95             253          114            -
                                                               --------       --------        --------     --------     --------
       Total                                                     17,600         18,080          14,590       13,246       22,107
                                                               --------       --------        --------     --------     --------

Troubled debt restructurings: (3)
  Commercial                                                      3,524          9,489          14,533       17,211       19,455
  Residential                                                       778          1,126           1,052        1,944        2,397
                                                               --------       --------        --------     --------     --------
       Total                                                      4,302         10,615          15,585       19,155       21,852
                                                               --------       --------        --------     --------     --------

Nonperforming assets                                           $ 68,369       $ 70,865        $ 70,450     $ 65,752     $ 79,110
                                                               ========       ========        ========     ========     ========

Nonperforming loans and leases to total loans and leases (4)      0.68%          0.65%           0.69%        0.62%        0.77%

Nonperforming assets to total assets                              0.77%          0.83%           0.90%        0.86%        1.16%
--------------------------------------------------------------------------------------------------------------------------------

Allowance for loan and lease losses:
  Loans and leases                                            $ 51,333        $ 46,270        $ 43,886     $ 40,573     $ 33,731
  Bulk purchased loans (5)                                       8,462          10,809          12,765       15,280       17,321
                                                              --------        --------        --------     --------     --------
       Total                                                  $ 59,795        $ 57,079        $ 56,651     $ 55,853     $ 51,052
                                                              ========        ========        ========     ========     ========

Allowance for bulk purchased loan
  losses to bulk purchased loans (5)                              2.18%           2.19%           2.22%        2.18%        2.00%
Allowance for loan and lease losses
  to total loans and leases (less bulk purchased loans)           0.79%           0.78%           0.84%        0.86%        0.91%
Allowance for loans and lease losss
  to total loans and leases (4)                                   0.87%           0.88%           0.97%        1.04%        1.12%
Allowance for loan and lease losses
  to total nonperforming assets                                  87.46%          80.55%          80.41%       84.94%       64.53%
Allowance for loan and lease losses
  to total nonperforming loans and leases
  (less nonperforming bulk purchased loans) (6)                 165.12%         193.84%         195.27%      260.90%      191.10%

--------------------------------------------------------------------------------

                           (Continued on next page)

(1) During fiscal years 1997 and 1996, the Corporation recorded interest totaling $49,000 and $51,000, respectively, on accruing loans contractually past due 90 days or more. During fiscal year 1998, no interest income was recorded. Had these nonaccruing loans been current in accordance with their original terms and outstanding throughout this fiscal year or since origination, the Corporation would have recorded gross interest income on these loans of $3.5 million, $2.8 million and $2.4 million, respectively, during fiscal years 1998, 1997 and 1996.

(2) Real estate as a component of nonperforming assets does not include performing real estate held for investment, which totaled $3.2 million, $2.7 million and $2.8 million, respectively, at June 30, 1998, 1997 and 1996.

(3) During fiscal years 1998, 1997 and 1996, the Corporation recognized interest income on these loans classified as troubled debt restructurings aggregating $380,000, $852,000 and $1.3 million, respectively, whereas under their original terms the Corporation would have recognized interest income of $499,000, $1.1 million and $1.6 million, respectively. At June 30, 1998, the Corporation had no material commitments to lend additional funds to borrowers whose loans were subject to troubled debt restructuring.

(4) Based on the total balance of loans and lease receivable (before any reduction for unamortized discounts net of premiums, undisbursed loan proceeds, deferred loan fees and allowance for loan and lease losses) at the respective dates.

(5) At June 30, 1998, 1997 and 1996, $8.5 million, $10.8 million and $12.8 million, respectively, of allowance for loan losses for bulk purchased loans, which had been allocated from the amount of net discounts associated with the Corporation's purchase of these loans is included in the total allowance for loan losses to provide for the credit risk associated with these bulk purchased loans, which had balances of $388.5 million, $494.6 million and $574.4 million, respectively, at June 30, 1998, 1997 and 1996. These allowances are available only to absorb losses associated with the respective bulk purchased loans and are not available to absorb losses from other loans.

(6) Nonperforming bulk purchased loans approximating $15.4 million, $18.3 million and $17.8 million, respectively, at June 30, 1998, 1997 and 1996, and the allowance for loan losses associated with the total bulk purchased loans, have been excluded from this calculation since these allowances are not available to absorb the losses associated with other loans in the portfolio.

--------------------------------------------------------------------------------

For a discussion of the major components of the $2.5 million decrease in nonperforming assets during the fiscal year ended June 30, 1998, compared to June 30, 1997 see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Provision for Loan Losses and Real Estate Operations" in the Annual Report.

The geographic concentration of nonperforming loans and leases at June 30 was as follows:


                                               1998          1997         1996          1995         1994
                                             --------      --------     --------      --------     --------
State                                                                (In Thousands)
-----
Kansas                                       $ 6,030       $ 2,973      $ 2,496       $   861      $ 1,169
Iowa                                           4,013         4,632        2,052           989        2,317
California                                     3,377         2,977        4,624         3,758        3,966
Oklahoma                                       3,178         2,303        1,496         1,019          541
Nebraska                                       2,595         2,629        2,352         2,037        1,551
Maryland                                       2,258         1,623        1,548           743          613
Georgia                                        2,127         2,601        3,389         2,559        2,355
Texas                                          2,028         3,274        3,290         3,601        4,417
Missouri                                       1,944         2,402        2,018         1,864        1,720
Illinois                                       1,579         1,754        1,158         1,234        1,502
Florida                                        1,502         1,389          891         1,553        1,148
Virginia                                       1,479           656          880           446          790
Alabama                                        1,307           510          517           381          303
New Jersey                                     1,277         1,060        1,069         1,680        1,361
Arizona                                        1,195           973          469           596          681
Colorado                                       1,166         1,489        2,789         2,794        5,016
Pennsylvania                                     852           855          663           715          823
Connecticut                                      752           860          739           643           37
New York                                         671           606          447           855          407
Indiana                                          345           489          238           411          145
North Carolina                                   293           392          205           455          237
Washington                                       182           449          647           745          841
Other States                                   6,317         5,274        6,298         3,412        3,211
                                             -------       -------      -------       -------      -------
     Nonperforming loans and leases          $46,467       $42,170      $40,275       $33,351      $35,151
                                             =======       =======      =======       =======      =======

Nonperforming loans and leases at June 30, 1998, consisted of 1,371 loans with an average balance of $33,893. Nonperforming loans totaling $46.5 million at June 30, 1998, consisted of $1.4 million (nine loans) collateralized by commercial real estate, $38.2 million (781 loans) collateralized by residential real estate, $2.3 million (16 loans) collateralized by residential construction real estate, $2.5 million (509 loans) of consumer loans and $2.1 million (56 loans) of commercial and other operating loans and leases.

The geographic concentration of nonperforming real estate at June 30 was as follows

----------------------------------------------------------------------------------------------------------------------

     State                                      1998           1997        1996          1995          1994
     -----                                     -------       -------     --------      --------      -------
                                                                    (In Thousands)
     Nebraska                                  $ 5,417       $ 5,565      $ 5,356       $ 5,770      $ 6,868
     Colorado                                    2,640         5,161        6,011         6,823        4,027
     Kansas                                      1,876           873           64           234          184
     Iowa                                        1,345         1,129          834           609          874
     Oklahoma                                    1,299           509          384           391        1,348
     Missouri                                      465           522          125           262          219
     Texas                                         445           220        1,608           999        8,323
     New Jersey                                    317           240          270           280           90
     Florida                                       297           277          312           197          115
     Georgia                                       140           933          187           510        2,549
     Nevada                                        138           603           --            --           --
     Pennsylvania                                  111           102          116           326          351
     California                                     52         1,191          187           109           64
     Other states                                3,511         1,940        2,063           743        1,484
     Unallocated reserves                         (453)       (1,185)      (2,927)       (4,007)      (4,389)
                                              ---------     ---------    ---------     ---------    --------
          Nonperforming real estate           $ 17,600      $ 18,080     $ 14,590      $ 13,246     $ 22,107
                                              =========     =========    =========     =========    ========
----------------------------------------------------------------------------------------------------------------------

At June 30, 1998, total nonperforming commercial real estate amounted to $8.4 million (26 properties) or 47.9% of the $17.6 million in total nonperforming real estate (consisting of 238 properties), $459,000 (4 loans) consisting of nonperforming agricultural loans and the remaining $8.7 million (208 properties) consisting of nonperforming residential real estate. The Corporation's commercial real estate at June 30, 1998 is located primarily in Nebraska and Colorado.

Under the Corporation's credit policies and practices, certain real estate loans meet the definition of impaired loans under Statement of Financial Accounting Standards No.114, "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." A loan is considered impaired when it is probable that the Corporation, based upon current information, will not collect amounts due, both principal and interest, according to the contractual terms of the loan agreement. Certain loans are exempt from the provisions of the aforementioned accounting statements, including large groups of smaller-balance homogenous loans that are collectively evaluated for impairment which, for the Corporation, include one-to-four family first mortgage loans, consumer loans and leases. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a principal expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

Loans reviewed for impairment by the Corporation are primarily limited to loans modified in a troubled debt restructuring (after July 1, 1994) and commercial real estate loans. The Corporation's impaired loan identification and measurement processes are conducted in conjunction with the Corporation's review of classified assets and adequacy of its allowance for possible loan losses. Specific factors utilized in the impaired loan identified process include, but are not limited to, delinquency status, loan-to-value ratio, debt coverage and certain other conditions pursuant to the Corporation's classification policy. At June 30, 1998, the Corporation had impaired loans totaling $3.4 million, net of specific reserves, of which $2.5 million are classified as troubled debt restructurings. This balance of troubled debt restructurings is included in the Corporation's $3.5 million balance as shown in the table for nonperforming assets.

CLASSIFICATION OF ASSETS .  Savings institutions required to review their assets
-------------------------
on a regular basis and, as warranted, classify them as "substandard ," "doubtful," or "loss" as defined by OTS regulations. Adequate general valuation allowances are required to be established for assets classified as substandard or doubtful. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. An asset which does not currently warrant classification as substandard but which posses credit deficiencies or potential weaknesses deserving close attention is required to be designated as "special mention." In addition, a savings institution is required to set aside adequate valuation allowances to the extent that any affiliate possesses assets which pose a risk to the savings institution. The OTS has the authority to approve, disapprove or modify any asset classification or any amount established as an allowance pursuant to such classification. Based on a review of the Corporation's portfolio at June 30, 1998, pursuant to reporting on the quarterly thrift financial report, the Corporation had $46.6 million in assets classified as special mention, $80.3 million in assets classified as substandard, $581,000 in assets classified as doubtful and no assets classified as loss. As required, specific valuation allowances have been established in an amount equal to 100.0% of all assets classified as loss. Substantially all nonperforming assets at June 30, 1998, are classified as either substandard or loss pursuant to applicable asset classification standards. Of the Corporation's loans and leases which were not classified at June 30, 1998, there were no loans or leases where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan or lease repayment terms.

LOANS AND REAL ESTATE REVIEW POLICY.  Management of the Corporation has the
-----------------------------
responsibility of establishing policies and procedures for the timely evaluation of the credit risk in the Corporation's loan, lease and real estate portfolios. Management is also responsible for the determination of all specific and general provisions for loan and real estate losses, taking into consideration a number of factors, including changes in the composition of the Corporation's loan and lease portfolio and real estate balances, current economic conditions, including real estate market conditions in the Corporation's lending areas, that may effect the borrower's ability to make payments on loans, regular examinations by the Corporation's credit review group of the quality of the overall loan and lease and real estate portfolios, and regular review of specific problem loans and real estate. see "Nonperforming Assets" herein.

Management also has the responsibility of ensuring timely charge-offs of loans, lease and real estate balances, as appropriate, when general and economic conditions warrant a change in the value of these loans, leases and real estate. To ensure that credit risk is properly and timely monitored, this responsibility has been delegated to a credit review group which consists of key personnel of the Corporation knowledgeable in the specific areas of loan, lease and real estate valuation.

The objectives of the credit review group are (i) to define the risk of collectibility of the Corporation's loans and leases and the likelihood of liquidation of real estate and other assets and their book value, (ii) to identify problem assets at the earliest possible time, (iii) to ensure an adequate level of allowances for possible losses to cover identified and anticipated credit risks, (iv) to monitor the Corporation's compliance with established policies and procedures, and (v) to provide the Corporation's management with information obtained through the asset review process.

This credit review group analyzes all significant loans and real estate of the Corporation for appropriate levels of reserves on these assets based on varying degrees of loans, lease or real estate weakness. Accordingly, these types of loans, leases and real estate are assigned a credit risk rating ranging from one (excellent) to six (loss). Loans, leases and real estate with minimal credit risk (not adversely classified or with a credit risk rating of one to four) generally have reserves established on the basis of the Corporation's historical loss experience. Loans, leases and real estate adversely classified (substandard, loss or with a credit risk rating of five or six) generally have greater reserves similarly established on the basis of the Corporation's historical loss experience, as well as specific reserves established as applicable to recognize permanent declines in the value of loans, leases or real estate.

It is management's responsibility to maintain a reasonable allowance for loan and lease losses applicable to all categories of loans and leases through periodic charges to operations. The Corporation employs a systematic methodology to determine the amount of general loan and lease losses, in addition to specific valuation allowances, to be recorded as a percentage of the respective loan and lease balances as follows:

________________________________________________________________________________
                                                                     General
                                                                    Loan Loss
               Type of Loan and Status                             Percentage
               -----------------------                             ----------

          RESIDENTIAL REAL ESTATE LOANS:
                    Current                                              .25%
                    90 days delinquent (or classified substandard)      7.50
          RESIDENTIAL CONSTRUCTION LOANS:
                    Current                                             1.00
                    Classified special mention                          2.00
                    90 days delinquent (or classified substandard)     12.50
          COMMERCIAL REAL ESTATE LOANS:
                    Current                                             1.00
                    Classified special mention                          2.00
                    90 days delinquent (or classified substandard)     10.00
          COMMERCIAL OPERATING LOANS:
                    Current                                             1.00
                    Classified special mention                          2.00
                    90 days delinquent (or classified substandard)     10.00
          AGRICULTURAL LOANS:
                    Current                                             1.00
                    Classified special mention                          2.00
                    90 days delinquent (or classified substandard)     10.00
          CONSUMER LOANS:
                    Current                                              .50
                    Classified substandard and 90 days delinquent      20.00
                    120 days delinquent                               100.00
                    (The unsecured balance of consumer loans over
                    120 days delinquent is generally written off.)
          LEASES:
                    Current                                             2.00
                    90 days delinquent (or classified substandard)     30.00
          CREDIT CARD/TAXSAVER:
                    Current credit card                                 3.00
                    Current taxsaver                                     .50
                    90 days delinquent (or classified substandard)     20.00
                    120 days delinquent                               100.00
________________________________________________________________________________

As appropriate, management of the Corporation attempts to ensure that the Corporation's reserves are in general compliance with previously established regulatory examination guidelines.

ALLOWANCE FOR LOSSES ON LOANS AND LEASES. The allowance for loan and lease
----------------------------------------
losses is based upon management's continuous evaluation of the collectibility of outstanding loans and leases, which takes into consideration such factors as changes in the composition of the loan and lease portfolio and economic conditions that may affect the borrower's ability to pay, regular examinations by the Corporation's credit review group of specific problem loans and leases and of the overall portfolio quality and real estate market conditions in the Corporation's lending areas. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Loan Losses and Real Estate Operations" in the Annual Report.

The Corporation's policy is to charge-off loans or leases or portions thereof against the allowance for loan and lease losses in the period in which loans or leases or portions thereof are determined to be uncollectible. A majority of the Corporation's loans are collateralized by residential or commercial real estate. Therefore, the collectibility of such loans is susceptible to changes in prevailing real estate market conditions and other factors which can cause the fair value of the collateral to decline below the loan balance. When the Corporation records charge-offs on these loans, it also begins the foreclosure process of taking possession of the real estate which served as collateral for such loans. Recoveries of loan and lease charge-offs generally occur only when the loan deficiencies are completely cured. Upon foreclosure and conversion of the loan into real estate owned, the Corporation may realize a credit to real estate operations through the disposition of such real estate when the sale proceeds exceed the carrying value of the real estate.

During fiscal years 1998 and 1997, consumer loan charge-offs, net of recoveries, totaled $8.6 million and $8.7 million, respectively, compared to $3.8 million during fiscal year 1996. Consumer loan balances increased to $670.9 million at June 30, 1998, compared to $619.5 million and $464.1 million, respectively, at June 30, 1997 and 1996. Net consumer loan charge-offs of the Corporation reflect the overall increase in its consumer loan portfolio. With improved underwriting and credit review procedures in place, along with improved collection efforts implemented during fiscal year 1997, management does not anticipate increases in the loan loss provisions or in net charge-offs for consumer loans in fiscal
1999 to be any greater than in fiscal years 1998 or 1997. In addition, management expects the same approximate net amount of charge-offs by loan category during fiscal year 1999 compared to the actual net charge-off results for fiscal year 1998. The loan and lease loss provision increased during fiscal year 1998 compared to 1997 due primarily to the net increase of $403.4 million in the total loan and lease portfolio at June 30, 1998 compared to 1997, and to additional nonrecurring loss reserves recorded in the current fiscal year to conform reserve positions of fiscal 1998 acquisitions to the policies of the Corporation.

Although management believes that the Corporation's allowance for loan and lease losses is adequate to reflect the risk inherent in its portfolios, there can be no assurance that the Corporation will not experience increases in its nonperforming assets, that it will not increase the level of its allowances in the future or that significant provisions for losses will not be required based on factors such as deterioration in market conditions, changes in borrower's financial conditions, delinquencies and defaults. In addition, regulatory agencies review the adequacy of the allowance for losses on loans and leases on a regular basis as an integral part of their examination process. Such agencies may require additions to the allowance based on their judgments of information available to them at the time of their examinations.

The following table sets forth the activity in the Bank's allowance for loan and lease losses for the fiscal years ended June 30 as indicated:

----------------------------------------------------------------------------------------------------------------------------------
                                                                      1998         1997          1996         1995         1994
                                                                    ---------    ---------     --------     --------     --------
                                                                                         (Dollars in Thousands)
Allowance for losses on
     loans and leases at beginning of year                          $ 57,079     $ 56,651      $ 55,853     $ 51,052     $ 50,895
                                                                    ---------    ---------     ---------    ---------    ---------
Loans and leases charged-off:
     Single-family residential                                        (2,837)      (2,230)       (1,226)      (1,247)      (1,119)
     Multi-family residential
          and commercial real estate                                      --         (300)         (214)        (842)      (2,789)
     Consumer and other                                              (11,013)     (12,597)       (5,387)      (2,199)      (1,477)
                                                                    ---------    ---------     ---------    ---------    ---------
     Loans and leases charged-off                                    (13,850)     (15,127)       (6,827)      (4,288)      (5,385)
                                                                    ---------    ---------     ---------    ---------    ---------

Recoveries:
     Single-family residential                                           197           15            35           88          150
     Multi-family residential
          and commercial real estate                                     745          297            56        1,090          164
     Consumer and other                                                1,680        2,474           894          720          549
                                                                    ---------    ---------     ---------    ---------    ---------
          Recoveries                                                   2,622        2,786           985        1,898          863
                                                                    ---------    ---------     ---------    ---------    ---------
Net loans  and leases charged-off                                    (11,228)     (12,341)       (5,842)      (2,390)      (4,522)
                                                                    ---------    ---------     ---------    ---------    ---------

Provision charged to operations                                       15,325       12,284         7,211        7,530        8,977
                                                                    ---------    ---------     ---------    ---------    ---------
Activity of combining companies to convert
     to June 30 fiscal year                                              (38)         475            --         (116)         652
Allowances acquired in acquisitions                                    1,004        1,966         1,944        1,818           --
Estimated allowance added
     for bulk purchased loans (1)                                         --           --            --           --           39
Change in estimate of allowance
     for bulk purchased loans (1)(2)                                  (2,324)      (1,878)       (2,273)      (1,705)      (4,357)
Charge off to allowance
     for bulk purchased loans (1)                                        (23)         (78)         (242)        (336)        (632)
                                                                    ---------    ---------     ---------    ---------    ---------
Allowances for losses on loans and leases at end of year            $ 59,795     $ 57,079      $ 56,651     $ 55,853     $ 51,052
                                                                    =========    =========     =========    =========    =========

----------------------------------------------------------------------------------------------------------------------------------

Ratio of net loans charged-off to average
     loans outstanding during the year                                  0.17%        0.21%         0.11%        0.05%       0.11%

----------------------------------------------------------------------------------------------------------------------------------

(1) At June 30, 1998, 1997 and 1996, $8.5 million, $10.8 million and $12.8 million, respectively, of allowance for loan losses for bulk purchased loans, which had been allocated from the amount of net discounts associated with the Corporation's purchase of these loans, was included in the total allowance for loan losses. Such bulk purchased loans had balances of $388.5 million, $494.6 million and $574.4 million, respectively, at June 30, 1998, 1997 and 1996. These allowances are available only to absorb losses associated with the respective bulk purchased loans and are not available to absorb losses from other loans.

(2) Consists primarily of changes in estimates of allowance amounts for bulk purchased loans resulting from the 100% payoff of such purchased loans or from loan principal pay-downs such that these reclassed allowance amounts will be amortized into income as a yield adjustment over the respective remaining lives of the related purchased loans.
--------------------------------------------------------------------------------

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

The Corporation's general policy is to invest primarily in short-term liquid assets in compliance with these regulatory requirements. As of June 30, 1998, the Corporation had total average liquid assets of $594.4 million, which consisted of $110.9 million in cash, $7.9 million in federal funds and $475.6 million in agency-backed securities. The Corporation's liquidity and short-term liquidity ratios were 9.35% and 2.80%, respectively, at June 30, 1998. See "Regulation -- Liquidity Requirements." The Corporation's management objective is to maintain liquidity at a level sufficient to assure adequate funds, taking into account anticipated cash flows and available sources of credit, to allow future flexibility to meet withdrawal requests, to fund loan commitments, to maximize income while protecting against credit risks and to manage the repricing characteristics of the Corporation's assets and liabilities. Such liquid funds are managed in an effort to produce the highest yield consistent with maintaining safety of principal and within regulations governing the thrift industry. The relative size and mix of investment securities in the Corporation's portfolio are based on management's judgment compared to the yields and maturities available on other investment securities. The Corporation emphasizes low credit risk in selecting investment options.

The following table sets forth the carrying value of the Corporation's investment securities held to maturity and short-term cash investments at June 30:

------------------------------------------------------------------------------------------------------------------------

                                                                         1998               1997                1996
------------------------------------------------------------------------------------------------------------------------
                                                                                (Dollars in Thousands)
Investment securities held to maturity:
     U.S. Treasury and other Government agency obligations             $ 388,199          $ 425,267           $ 300,035
     Obligations of states and political subdivisions                     48,571             14,068              18,642
     Other securities                                                     18,258             19,182              10,703
                                                                       ----------         ----------          ---------
          Total investment securities held to maturity                   455,028            458,517             329,380
Interest-earning cash on deposit (federal funds)                           6,586              3,965              12,124
                                                                       ----------         ----------          ---------

          Total Investments                                            $ 461,614          $ 462,482           $ 341,504
                                                                       ==========         ==========          =========
------------------------------------------------------------------------------------------------------------------------

The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Corporation's investment securities held to maturity at June 30, 1998:

--------------------------------------------------------------------------------------------------------
                                               One Year         Over One Within        Over Five Within
                                               or Less             Five Years              Ten Years
                                         -------------------   ------------------     ------------------
                                         Amortized   Average   Amortized  Average     Amortized  Average
                                           Cost       Yield      Cost      Yield        Cost      Yield
                                         ---------   -------   ---------  -------     ---------  -------
                                                              (Dollars in Thousands)
Investment securities held to maturity:
---------------------------------------

U.S. Treasury and other
     Government agency obligations        $56,944     5.51%     $68,578     6.22%     $222,723     6.86%
States and political subdivisions           5,111     4.70       12,158     4.75        19,897     5.11
Other debt securities                          25     8.00           25     4.00            --       --
                                          -------     ----      -------     ----      --------     ----

     Total                                $62,080     5.44%     $80,761     5.99%     $242,620     6.71%
                                          =======     ====      =======     ====      ========     ====

                                              More Than
                                              Ten Years                         Total
                                         --------------------     ---------------------------------
                                         Amortized    Average     Amortized      Market     Average
                                            Cost       Yield        Cost         Value       Yield
                                         ---------    -------     ---------      ------     -------
                                                           (Dollars in Thousands)
Investment securities held to maturity:
---------------------------------------

U.S. Treasury and other
     Government agency obligations         $39,954     7.67%      $388,199      $388,893      6.63%
States and political subdivisions           11,405     7.16         48,571        48,628      5.46
Other debt securities                       18,208     7.28         18,258        18,385      7.28
                                           -------     ----       --------      --------      ----

     Total                                 $69,567     7.48%      $455,028      $455,906      6.53%
                                           =======     ====       ========      ========      ====
--------------------------------------------------------------------------------------------------------

For further information regarding the Corporation's investment securities held to maturity, see Note 3 to the Notes to Consolidated Financial Statements in the Annual Report.

SOURCES OF FUNDS
----------------

General. Deposits have historically been the major source of the Corporation's
-------
funds for lending and other investment purposes. In addition to deposits, the Corporation derives funds from principal and interest repayments on loans and mortgage-backed securities, sales of loans, FHLB advances, securities sold under agreements to repurchase, prepayment and maturity of investment securities, and other borrowings. At June 30, 1998, deposits made up 66.4% of total interest-bearing liabilities compared to 69.5% at June 30, 1997. Deposit levels are significantly influenced by general interest rates, economic conditions and competition. Other borrowings, primarily FHLB advances, are utilized to compensate for any decreases in the normal or expected inflow of deposits.

The Corporation anticipates that it will in the future continue to grow its franchise through an ongoing program of selective acquisitions of other financial institutions. During fiscal year 1998 the Corporation consummated the acquisitions of four financial institutions: First National, Liberty, Mid Continent and Perpetual, and subsequent to June 30, 1998 completed the acquisitions of AmerUs and First Colorado and entered into a definitive agreement to acquire Midland. During fiscal year 1997 the Corporation consummated the acquisitions of Heritage and Investors. See Notes 2, 30 and 31 to the Consolidated Financial Statements for additional information on these completed and pending acquisitions. Such completed and pending acquisitions present the Corporation with the opportunity to further expand its retail network over last fiscal year in the Iowa, Nebraska, Kansas, and Colorado markets and to enter the Missouri, Minnesota, South Dakota and Arizona markets, as well as to increase its earnings potential by increasing its mortgage and consumer loan volumes funded by deposits which generally bear lower rates of interest than alternative sources of funds.

Deposits. The Corporation's deposit strategy is to emphasize retail branch
--------
deposits through extensive marketing efforts and product promotion, such as by offering a variety of checking accounts and deposit programs to satisfy customer needs. As such, during fiscal year 1998, NOW accounts increased $232.6 million, from $569.5 million at June 30, 1997, to $802.1 million at June 30, 1998.

     At June 30, 1998 non-interest bearing deposits totaled $378.6 million, or 7.1% of total deposits, compared to $326.2 million, or 6.0% at June 30, 1997, an increase of $52.4 million.

     As a community bank, the Corporation plans to increase its non-interest bearing NOW accounts. In addition, the Corporation intends to continue pricing its certificates of deposit products at rates that minimize the Corporation's total costs of funds. The competition for certificates of deposit is very strong in a market of shrinking funds as individuals continually seek the most attractive investment alternatives available. Rates on deposits are priced based on investment opportunities as the Corporation attempts to control the flow of funds in its deposit accounts according to its business objectives and the cost of alternative sources of funds.

Fixed-term, fixed-rate retail certificates at June 30, 1998, represented 62.6% (or $3.356 billion) of total deposits compared to 68.9% at June 30, 1997 (or $3.758 billion). The Corporation offers certificate accounts with terms ranging from one month to 120 months.

Total deposits decreased $90.4 million during fiscal year 1998 from $5.454 billion at June 30, 1997, to $5.363 billion at June 30, 1998. This net decrease is primarily a result of depositors leaving for higher interest rates for more attractive investment alternatives.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 12 in the Notes to Consolidated Financial Statements in the Annual Report for additional information.

The following table sets forth the balances and percentages of the various types of deposits offered by the Corporation at the dates indicated and the change in the dollar amount of deposits between such dates:

                                      June 30, 1998                         June 30, 1997                 June 30, 1996
                             ----------------------------------   ---------------------------------   -----------------------
                                            % of      Increase                   % of     Increase                    % of
                               Amount     Deposits   (Decrease)      Amount    Deposits  (Decrease)     Amount      Deposits
                             ----------   --------   ----------   -----------  --------  ----------   -----------   --------
                                                                       (Dollars in Thousands)
Passbook accounts           $   890,181      16.6%   $   6,582    $   883,599     16.2%   $ 151,471   $   732,128       14.0%
NOW accounts                    802,084      14.9      232,593        569,491     10.4       73,633       495,858        9.5
Market rate savings             314,449       5.9       71,963        242,486      4.5        2,509       239,977        4.6
Certificates of deposit       3,356,426      62.6     (401,570)     3,757,996     68.9        1,628     3,756,368       71.9
                            -----------     -----    ---------    -----------    -----    ---------   -----------      -----

     Total Deposits         $ 5,363,140     100.0%   $ (90,432)   $ 5,453,572    100.0%   $ 229,241   $ 5,224,331      100.0%
                            ===========     =====    =========    ===========    =====    =========   ===========      =====

The following table shows the composition of average deposit balances and average rates for the fiscal years indicated:

--------------------------------------------------------------------------------------------------------------------------------

                                                       1998                          1997                        1996
                                            --------------------------    --------------------------    ------------------------
                                              Average           Avg.        Average           Avg.        Average       Avg.
                                              Balance           Rate        Balance           Rate        Balance       Rate
                                              -------           ----        -------           ----        -------       ----
                                                                            (Dollars in Thousands)
Passbook accounts                           $   778,992          4.53%    $   774,158          4.06%    $   635,416      4.16%
NOW accounts                                    756,236          1.52         506,506          1.63         580,862      1.13
Market rate savings                             238,332          4.04         248,404          3.24         227,824      3.50
Certificates of deposit                       3,625,881          5.67       3,833,370          5.71       3,529,716      6.02
                                            -----------          -----    -----------          -----    -----------      -----

Average deposit accounts                    $ 5,399,441          4.85%    $ 5,362,438          4.97%    $ 4,973,818      5.09%
                                            -----------          -----    -----------          -----    -----------      -----

--------------------------------------------------------------------------------------------------------------------------------

The following table sets forth the Corporation's certificates of deposit (fixed maturities) classified by rates for the three fiscal years ended June 30 as indicated:

--------------------------------------------------------------------------------------------------------------------------------
                                        1998             1997            1996
                                     -----------     -----------     -----------
                                                     (In Thousands)
          Rate
          ----
     Less than 3.00%                 $     4,890     $     7,234     $     9,383
     3.00% - 3.99%                         7,858           6,384          21,881
     4.00% - 4.99%                       360,732         229,375         324,341
     5.00% - 5.99%                     2,382,212       2,531,778       2,266,012
     6.00% - 6.99%                       552,493         838,896         782,120
     7.00% - 7.99%                        44,097         127,063         331,018
     8.00% - 8.99%                         3,598          12,272          16,631
     9.00% and over                          546           4,994           4,982
                                     -----------     -----------     -----------

        Certificates of deposit      $ 3,356,426     $ 3,757,996     $ 3,756,368
                                     ===========     ===========     ===========
--------------------------------------------------------------------------------------------------------------------------------

The following table presents the outstanding amount of certificates of deposit in amounts of $100,000 or more by time remaining until maturity for the three fiscal years ended June 30, as indicated:


--------------------------------------------------------------------------------------------------------------------------------
          Maturity Period                 1998           1997           1996
   ------------------------------      ----------     ----------     ----------
                                                    (In Thousands)
   Three months or less                $  110,598     $  115,705     $  155,481
   Over three through six months           50,758         46,382         57,916
   Over six through twelve months          59,084         61,988         90,900
   Over twelve months                      47,338         73,045         81,189
                                       ----------     ----------     ----------

      Total                            $  267,778     $  297,120     $  385,486
                                       ==========     ==========     ==========

--------------------------------------------------------------------------------------------------------------------------------

Borrowings. The Corporation has also relied upon other borrowings, primarily
----------
advances from the FHLB, as additional sources of funds. Advances from the FHLB are typically secured by the Corporation's stock in the FHLB and a portion of first mortgage real estate loans. The maximum amount of FHLB advances which the FHLB will advance for purposes other than meeting deposit withdrawals fluctuates from time to time in accordance with federal regulatory policies. The Corporation is required to maintain an investment in FHLB stock in an amount equal to the greater of 1.0% of the aggregate unpaid loan principal of the Corporation's loans secured by home mortgage loans, home purchase contracts and similar obligations, or 5.0% of advances from the FHLB to the Corporation. The Corporation is also required to pledge such stock as collateral for FHLB advances. In addition to this collateral requirement, the Corporation is required to pledge additional collateral which may be unencumbered whole residential first mortgages with an aggregate unpaid principal amount equal to 158.0% of the Corporation's total outstanding FHLB advances. Alternatively, the Corporation can pledge 90.0% of the market value of U.S. government or U.S. government agency guaranteed securities, including mortgage-backed securities, as collateral for the outstanding FHLB advances. Pursuant to this requirement, as of June 30, 1998, the Corporation had pledged $3.0 billion of its real estate loans and held FHLB stock of $119.4 million.

At June 30, 1998, the Corporation had advances totaling approximately $2.272 billion from the FHLB at interest rates ranging from 4.87% to 7.19% and at a weighted average rate of 5.66%. At June 30, 1997, such advances from the FHLB totaled $1.597 billion at interest rates ranging from 5.06% to 8.85% and at a weighted average rate of 5.96%. Fixed-rate advances totaling $966,000,000 at June 30, 1998 with a weighted average rate of 4.93% are convertible into adjustable-rate advances at the option of the FHLB with call dates ranging from July 1998 to May 2000. Such convertible advances consist primarily of amounts totaling $276,000,000 with scheduled maturities due over three years to four years and $675,000,000 with maturities due over five years.

The Corporation also borrows funds under repurchase agreements. During fiscal years 1998 and 1997 the Corporation utilized securities sold under agreements to repurchase primarily for liquidity and asset liability management purposes. Under a repurchase agreement, the Corporation sells securities (generally, government agency securities and GNMA, FNMA, FHLMC and AA rated privately issued mortgage-backed securities) and agrees to buy such securities back at a specified price at a subsequent date. Repurchase agreements are generally made for terms ranging from one day to four years, are subject to renewal, and are deemed to be borrowings collateralized by the securities sold. At June 30, 1998, the Corporation's repurchase agreements aggregated $334.3 million at an average rate of 5.96%. The Corporation's repurchase agreements were collateralized by $262.5 million and $79.2 million, respectively, of mortgage-backed securities and investment securities at June 30, 1998. At June 30, 1998, these repurchase agreements had maturities ranging from September 1998 to December 1999 with a weighted average maturity of 225 days.

Set forth below is certain information relating to the Corporation's securities sold under agreements to repurchase at the dates and for the periods indicated:

--------------------------------------------------------------------------------------------------------
                                                                        Year Ended June 30,
                                                            --------------------------------------------
                                                                1998            1997           1996
                                                            ------------    ------------    ------------
                                                                           (In Thousands)
Balance at end of year                                      $    334,294     $   639,294    $    380,755
Maximum month-end balance                                   $    639,294     $   696,318    $    380,755
Average balance                                             $    501,979     $   591,288    $    189,568
Weighted average interest rate during the year                      6.08%           6.19%           7.14%
Weighted average interest rate at end of year                       5.96%           6.04%           6.51%
--------------------------------------------------------------------------------------------------------

For further information regarding the Corporation's FHLB advances, securities sold under agreements to repurchase and other borrowings. See Notes 13, 14 and 15 to the Notes to the Consolidated Financial Statements in the Annual Report.

Customer Services. The Corporation aggressively markets its various checking and
-----------------
loan products as they are mass market entry points to target all consumers. This enables the Corporation to attract and service customers to which it can cross-sell its numerous services on a cost-effective, profitable basis with the goal of providing them with 100% of their financial needs. Accordingly, management continues to update data processing equipment in the Corporation's branch operations in order to provide a cost-effective and efficient delivery of services to its customers. The Corporation also has been proactive in the implementation of new consumer-oriented technologies, offering home banking services by providing Microsoft's Money, Intuit's Quicken, and Quicken Lite financial software to its customer base. The Corporation continues to strive to meet the customer's financial needs. This is exemplified by the availability of home banking via personal computers, extended evening and weekend branch hours, extended hour customer service lines, and 24-hour telephone bill paying services. Additional information about the Corporation and its competitive products also can be accessed through the Corporation's "web site" at http://www.comfedbank.com. At June 30, 1998, there were 143 strategically located proprietary automatic teller machines ("ATMs") in use. These ATMs are also linked with a series of regional, national and international ATM services, including CASHBOX, SHAZAM, CIRRUS, NETS, and MINIBANK. As a result of the Corporation's participation in these ATM services, electronic banking machines are currently available worldwide for the convenience of the Corporation's customers.

SUBSIDIARIES
------------

The Bank is permitted to invest an amount equal to 2.0% of its consolidated regulatory assets in capital stock and secured and unsecured loans in its service corporations, and an amount equal to 1.0% of its consolidated regulatory assets when such additional investment is used for community development purposes. In addition, federal savings institutions meeting regulatory capital requirements and certain other tests may invest up to 50.0% of their regulatory core capital in conforming first mortgage loans to service corporations. Under such limitations, at June 30, 1998, the Bank was authorized to invest up to $264.2 million in the stock of, or loans to, service corporations (based upon the 3.0% limitation). As of June 30, 1998, the Bank's investment in capital stock in its service corporations and their wholly-owned subsidiaries was $9.6 million plus unsecured loans totaling $241,000 for a net investment of $9.8 million.

Regulatory capital standards also contain a provision requiring that in determining capital compliance all savings associations must deduct from capital the amount of all post April 12, 1989, investments in and extensions of credit to subsidiaries engaged in activities not permissible for national banks. Currently, the Bank has one subsidiary, Commercial Federal Service Corporation, engaged in activities not permissible for national banks. Investments in such subsidiary must be 100% deducted from capital. See "Regulation -- Regulatory Capital Requirements." At June 30, 1998, the total investment in such subsidiary was $3.9 million which was deducted from capital. Capital deductions are not required for investment in subsidiaries engaged in non-national bank activities as agent for customers rather than as principal, subsidiaries engaged solely in mortgage banking activities, and certain other exempted subsidiaries.

The Bank is also required to give the FDIC and the Director of OTS 30 days prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. Both the FDIC and the Director of OTS have authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution.

At June 30, 1998, the Bank had twelve wholly-owned subsidiaries, two of which own and operate certain real estate properties of the Bank. As such, these subsidiaries are considered engaged in permissible activities and do not require deductions from capital as discussed above. In 1994, CFMC was approved by the OTS to be classified as an "operating subsidiary" and as such, CFMC ceased to be subject to the regulatory investment in service corporation limitations. The remaining wholly-owned subsidiaries, exclusive of CFMC, are classified as service corporations. Descriptions of the principal active subsidiaries of the Bank follow.

See Exhibit 21. "Subsidiaries of the Corporation" herein for a complete listing of all subsidiaries of the Corporation.

Commercial Federal Mortgage Corporation.  CFMC is a full-service mortgage
---------------------------------------
banking company. The Corporation's real estate lending, secondary marketing, mortgage servicing and foreclosure activities are conducted primarily through CFMC. At June 30, 1998, CFMC serviced 65,700 loans for the Bank and 125,900 loans for others. See "Loan Originations -- Loan Servicing."

Commercial Federal Investment Services, Inc. ("CFIS"). CFIS offers customers
-----------------------------------------------------
discount brokerage services through INVEST, a service of INVEST Financial Corporation ("IFC"), in 35 of the Corporation's branch offices. INVEST provides investment advice and access to all major stock, bond, mutual fund, and option markets. IFC, the registered broker-dealer, provides all support functions either independently or through affiliates. INVEST affects transactions only on behalf of its customers and does not buy or sell for its own account nor does it underwrite securities.

Commercial Federal Insurance Corporation ("CFIC"). CFIC was formed in November
-------------------------------------------------
1983 and serves as a full-service independent insurance agency, offering a full line of homeowners, commercial (including property and casualty), health, auto and life insurance products. Additionally, a wholly-owned subsidiary of CFIC provides reinsurance on credit life and disability policies written by an unaffiliated carrier for consumer loan borrowers of the Corporation.

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

Tower Title & Escrow Company ("TTE"). TTE was formed in 1996 with operations
------------------------------------
consisting of escrow closings, title insurance and title searches. TTE services the Corporation's loan production process and offers its services to other lending institutions.

Liberty Leasing Company ("LLC"). LLC, a former subsidiary of Liberty,
-------------------------------
originates, services and securitizes primarily commercial equipment leases.

EMPLOYEES
---------

At June 30, 1998, the Corporation and its wholly-owned subsidiaries had 2,524 employees (2,371 full-time equivalent employees). The Corporation provides its employees with a comprehensive benefit program, including basic and major medical insurance, dental plan, a deferred compensation 401(k) plan, life insurance, accident insurance, short and long-term disability coverage and sick leave. The Corporation also offers loans with below market rates to its employees who qualify based on term of employment (except that no preferential rates or terms are offered to executive officers and senior management). The Corporation considers its employee relations to be good.

EXECUTIVE OFFICERS
------------------

For certain information concerning the Registrant's directors and executive officers as of June 30, 1998, refer to Part III -- Item 10. "Directors and Executive Officers of the Registrant" of this report.

COMPETITION
-----------

The Corporation faces strong competition in the attraction of deposits and in the origination of real estate loans. Its most direct competition for savings deposits has come historically from commercial banks and from thrift institutions located in its primary market areas. The Corporation's primary market area for savings deposits includes Iowa, Nebraska, Colorado, Kansas, Oklahoma and Arizona and, for loan originations, includes Iowa, Nebraska, Colorado, Kansas, Oklahoma, Arizona, Florida and Las Vegas, Nevada (primarily residential construction lending). Management believes that the Corporation's extensive branch network has enabled the Corporation to compete effectively for deposits and loans against other financial institutions. The Corporation has been able to attract savings deposits primarily by offering depositors a wide variety of deposit accounts, convenient branch locations, a full range of financial services and competitive rates of interest.

The Corporation's competition for real estate, consumer and commercial loans comes principally from other thrift institutions, mortgage banking companies, commercial banks, insurance companies and other institutional lenders. The Corporation competes for loans principally through the efficiency and quality of the service provided to borrowers and the interest rates and loan fees charged.

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

The laws and regulations governing savings institutions have been through at least two major revisions in recent years. First, the Riegel-Neal Interstate Banking and Efficiency Act of 1994, effective on June 1, 1997, permits commercial banks interstate branching which could result in more intense competition from out of state banks. Second, on September 30, 1996, the Regulatory Paperwork Reduction Act was signed into law. Among other things, this legislation substantially eliminated the premium differential between SAIF-insured institutions and BIF-insured institutions. The new legislation also provides for the merger of SAIF and BIF if certain conditions are met by January 1, 1999.

PROPOSED LEGISLATIVE AND REGULATORY CHANGES
-------------------------------------------

The U. S. Congress is in the process of drafting legislation which may have a profound effect on the financial services industry. On May 13, 1998, the U. S. House of Representatives passed H.R. 10, the "Financial Services Competition Act of 1998," which calls for a sweeping modernization of the banking system that would permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises.
The stated purposes of H.R. 10 are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and increase competition. H.R. 10 removes many of the statutory restrictions contained in current laws regulating the financial services industry and calls for a new regulatory framework of financial institutions and their holding companies. H.R. 10, however, preserves the thrift charter and all existing thrift powers, but would restrict the activities of new unitary thrift holding companies. On September 11, 1998, the Senate Banking Committee approved a substantially similar version of this legislation, although the Senate version included a prohibition against the sale of existing unitary savings and loan holding companies to commercial companies. At this time, it is unknown whether H.R. 10 will be enacted into law, or if enacted, what form the final version of such legislation might take and how such legislation may affect the Corporation's business and operations.

REGULATORY CAPITAL REQUIREMENTS
-------------------------------

At June 30, 1998, the Bank exceeded all minimum regulatory capital requirements mandated by the OTS. The following table sets forth information relating to the Bank's regulatory capital compliance at June 30, 1998:



---------------------------------------------------------------------------------------------------------
Dollars in Thousands                                            Actual       Requirement        Excess
---------------------------------------------------------------------------------------------------------
Bank's stockholder's equity                                     $680,668
Less unrealized holding gain on securities
   available for sale, net                                          (539)
Less intangible assets                                           (66,415)
Less investments in non-includable subsidiaries                   (3,913)
--------------------------------------------------------------------------------------------------------
Tangible capital                                                $609,801        $ 131,849      $ 477,952
---------------------------------------------------------------------------------------------------------
Tangible capital to adjusted assets (1)                            6.94%            1.50%          5.44%
---------------------------------------------------------------------------------------------------------
Tangible capital                                                $609,801
Plus certain restricted amounts of other intangible assets         9,756
---------------------------------------------------------------------------------------------------------
Core capital (Tier 1 capital)                                   $619,557        $ 263,990      $ 355,567
---------------------------------------------------------------------------------------------------------
Core capital to adjusted assets (2)                                7.04%            3.00%          4.04%
---------------------------------------------------------------------------------------------------------
Core Capital                                                    $619,557
Plus general loan loss allowances                                 48,202
Less amount of land loans and non-residential
   construction loans in excess of an 80.0% loan-to-value ratio     (169)
---------------------------------------------------------------------------------------------------------
Risk-based capital (Total capital)                              $667,590        $ 387,760      $ 279,830
---------------------------------------------------------------------------------------------------------
Risk-based capital to risk-weighted assets (3)                    13.77%            8.00%          5.77%
---------------------------------------------------------------------------------------------------------
(1) Based on adjusted total assets totaling $8,789,908
(2) Based on adjusted total assets totaling $8,799,663
(3) Based on risk-weighted assets totaling $4,847,004
---------------------------------------------------------------------------------------------------------

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five regulatory capital categories: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized; and authorized banking regulatory agencies to take prompt corrective action with respect to institutions in the three undercapitalized categories. These corrective actions become increasingly more stringent as an institution's regulatory capital declines. In addition, the OTS has adopted a prompt corrective action rule under which a savings institution that has a core capital ratio of less than 4.0% would be deemed to be "undercapitalized" and may be subject to certain sanctions. At June 30, 1998, the Bank exceeded the minimum requirements for the well-capitalized category as shown in the following table:

-------------------------------------------------------------------------------------------
                                    Tier 1 Capital   Tier 1 Capital       Total Capital
                                    to Adjusted         to Risk-            to Risk-
                                    Total Assets     Weighted Assets     Weighted Assets
-------------------------------------------------------------------------------------------
Percentage of adjusted assets             7.04%            12.78%               13.77%
Minimum requirements to be
  classified well-capitalized             5.00%             6.00%               10.00%
-------------------------------------------------------------------------------------------

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

Under the OTS's capital regulations, tangible capital is defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries and certain nonwithdrawable accounts and pledged deposits, less intangible assets, with only a limited exception for purchased mortgage servicing rights. Purchased mortgage servicing rights may be included in tangible capital to the extent they are permitted to be included within the calculation of core capital.

Core capital consists of tangible capital plus restricted amounts of certain grandfathered intangible assets. Effective December 31, 1994, no newly added intangible assets other than purchased mortgage servicing rights and purchased credit relationships to the extent described below are permitted to be included in core capital. Purchased mortgage servicing rights and certain qualifying intangible assets may be included in the calculation of core capital, subject to a maximum aggregate limitation of the lesser of (i) 50% of the amount of core capital computed before the deduction for any disallowed qualifying intangible assets or mortgage servicing rights; and (ii) the lesser of 90% of their fair market value or 100% of the remaining unamortized book value. In addition, a sublimit applies for purchased credit card relationships equal to the lesser of
(i) 25% of the amount of core capital computed before the deduction of any disallowed qualifying intangible assets and (ii) the lesser of 90% of the fair market value of such credit card relationships and 100% of the unamortized book value of such relationships. The Bank's core capital of $619.6 million at June 30, 1998, includes no qualifying supervisory goodwill and $9.8 million of restricted amounts of certain intangible assets (core value of deposits).

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

Accordingly, at June 30, 1998, the Bank had approximately $3.9 million of debt and equity invested in CFSC which is engaged in activities not permissible for national banks which was deducted from capital. See "Business -- Subsidiaries."

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

In determining compliance with the risk-based capital requirement, the Bank is allowed to include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital included does not exceed its core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the Bank's general loss allowances. Allowances for loan and lease losses includable in capital are includable only up to 1.25% of risk-weighted assets. In addition, equity investments and those portions of nonresidential construction and land loans, and loans with loan-to-value ratios in excess of 80.0% must be deducted from total capital under the same phase-out period as is applied to investments in subsidiaries engaged in activities not permissible for national banks. The Bank's investments subject to this deduction totaled $169,000 at June 30, 1998, which was deducted from capital in accordance with applicable regulations.

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

The OTS' risk-based capital requirements require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution is considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

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

FEDERAL HOME LOAN BANK SYSTEM
-----------------------------

The Bank is a member of the FHLB System. The FHLB System consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. The FHLB of Topeka serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Topeka. Under applicable law, long-term advances may only be made for the purpose of providing funds for residential housing lending. Pursuant to the acquisitions of Liberty and Perpetual in fiscal year 1998, the Bank acquired advances from the FHLB of Des Moines. The Bank has not borrowed additional advances as of June 30, 1998 from this district. At June 30, 1998 the Bank had advances of $2.3 billion from the FHLB of Topeka and Des Moines.

As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the greater of (i) 1.0% of the Bank's aggregate unpaid principal of its residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or
(ii) 5.0% of its then outstanding advances (borrowings) from the FHLB. The Bank was in compliance with this requirement at June 30, 1998, with an investment in FHLB stock totaling $119.4 million compared to a required amount of $113.6 million. During fiscal years 1998, 1997 and 1996 the Bank received income from its investment in FHLB stock totaling $7.6 million, $5.0 million and $4.5 million, respectively.

LIQUIDITY REQUIREMENTS
----------------------

Federal regulations require savings associations to maintain an average daily balance of liquidity assets (defined as cash, deposits maintained pursuant Federal Reserve Board requirements, time and savings deposits in certain institutions, U.S. Treasury and other government agency obligations, obligations of states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-related securities with less than one year to maturity or subject to purchase within one year) equal to a monthly average of not less than a specified percentage of its net withdrawable savings deposits plus short-term borrowings. This liquidity requirement, which is currently 5.0%, may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0% depending upon economic conditions and the savings flows of savings associations. Regulations also require each savings association to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average liquidity and short-term liquidity ratios of the Bank as of June 30, 1998, were 9.35% and 2.80%, respectively.

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

To meet the QTL test, an institution's "Qualified Thrift Investments" must total
at least 65.0% of "portfolio assets."   Under the HOLA, portfolio assets are
defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20.0% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing,
(ii) stock in an FHLB and (iii) loans for educational purposes, loans to small businesses and loans made through credit cards or credit card accounts. In addition, subject to a 20.0% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments (i) 50% of the dollar amount of residential mortgage loans originated for sale and sold within 90 days of origination, (ii) 200.0% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas, (iii) loans for the purchase or construction of churches, schools, nursing homes and hospitals, other than those covered in (ii) and loans for the improvement and upkeep of such properties, (iv) loans for personal family or household purposes, and (v) shares of stock issued by the FHLMC or the FNMA. In order to maintain QTL status, the savings institution must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65.0% on a monthly average basis in nine out of 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired.

At June 30, 1998, approximately 84.1% of the Bank's portfolio assets were invested in Qualified Thrift Investments, which was in excess of the percentage required to qualify the Bank under the QTL test.

RESTRICTIONS ON CAPITAL DISTRIBUTIONS
-------------------------------------

OTS regulations impose certain limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a
"Tier 1 Association") is generally permitted, after notice, to make capital distributions during a calendar year in the amount equal to the greater of:
(a) 75.0% of its net income for the previous four quarters; or (b) up to 100.0% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in risk-based capital ratio requirement at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital ratio requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75.0% of its net income for the previous four quarters, less dividends already paid for such period. At June 30, 1998, the Bank qualified as a Tier 1 Association, and would be permitted to pay an aggregate amount approximating $139.1 million in dividends under these regulations. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. A Tier 1 Association that has been notified by the OTS that its is in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. The Bank is a Tier 1 Association. Despite the above authority, the OTS may prohibit any savings institution from making a capital distribution that would otherwise be permitted by the regulation, if the OTS were to determine that the distribution constituted an unsafe or unsound practice. Furthermore, under the OTS's prompt corrective action regulations, which took effect on December 19, 1992, the Bank would be prohibited from making any capital distributions if, after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. See "-- Prompt Corrective Regulatory Action."

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

Since the SAIF now meets its designated reserve ratio as a result of the special assessment, SAIF members are now permitted to convert to the status of members of the BIF and may merge with or transfer assets to a BIF member. However, substantial entrance and exit fees apply to conversions from SAIF to BIF insurance and such fees may make a SAIF to BIF conversion prohibitively expensive. In the past, the substantial disparity existing between deposit insurance premiums paid by BIF and SAIF members gave BIF-insured institutions a competitive advantage over SAIF-insured institutions like the Bank. The reduction of the SAIF deposit insurance premiums effectively eliminated this disparity and as of January 1, 1997, had the effect of increasing the net income of the Bank and restoring the competitive equality between BIF-insured and SAIF-insured institutions.

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

TRANSACTIONS WITH RELATED PARTIES
---------------------------------

Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Corporation) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10.0% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or
(ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

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

PROMPT CORRECTIVE REGULATORY ACTION
-----------------------------------

Under FDICIA, the federal banking regulators are required to take prompt corrective action if an institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to become undercapitalized. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") generally is: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5.0% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A significantly undercapitalized institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution. The senior executive officers of such an institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt, with certain exceptions. If an institution's ratio of tangible capital to total assets falls below the "critical capital level" established by the appropriate federal banking regulator, the institution is subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

Under OTS regulations implementing the prompt corrective action provisions of FDICIA, the OTS measures a savings institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to
adjusted total assets).   A savings institution that is not subject to an order
or written directive to meet or maintain a specific capital level is deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is a savings institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater;
(ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings institution has a composite 1 CAMELS rating). An "undercapitalized institution" is a savings institution that has (i) a total risk-based capital ratio less than 8.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a savings institution that has: (i) a total risk-based capital ratio of less than 6.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of core capital to total assets of less than 2.0%. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. The Bank is classified as "well capitalized" under the OTS regulations.

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

FEDERAL RESERVE SYSTEM
----------------------

Pursuant to current regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3.0% on the first $47.3 million of transaction accounts, plus 10.0% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1998, the Bank met its reserve requirements.

LIMITATIONS ON LOANS TO ONE BORROWER
------------------------------------

Under applicable law, with certain limited exceptions, loans and extensions of credit to a person outstanding at one time shall not exceed 15.0% of a savings association's unimpaired capital and surplus (defined as an association's core and supplementary capital, plus the balance of its allowance for loan and lease losses not included in its supplementary capital). Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10.0% of unimpaired capital and surplus. Savings associations are further permitted to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30.0 million or 30.0% of unimpaired capital and surplus to develop residential housing provided (i) the purchase price of each single-family dwelling in the development does not exceed $500,000 (ii) the savings association is in compliance with its fully phased-in capital standards, (iii) the loans comply with applicable loan-to-value requirements, (iv) the aggregate amount of loans made under this authority does not exceed 150.0% of unimpaired capital and surplus and (v) the savings association is, and continues to be, in compliance with its fully phased in capital requirements. At June 30, 1998, the Bank's loan to one borrower limitation was $167.9 million and all loans to one borrower were within such limitation.

LIMITATIONS ON NONRESIDENTIAL REAL ESTATE LOANS
-----------------------------------------------

The aggregate amount of loans which a savings association may make on the security of liens on nonresidential real property may not exceed 400.0% of the institution's capital. The Director of the OTS is authorized to permit federal savings associations to exceed the 400.0% capital limit in certain circumstances. The Bank estimates that it is permitted to make loans secured by nonresidential real property in an amount equal to $2.7 billion. At June 30, 1998 the Bank's nonresidential real property loans totaled $488.4 million.

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

Prior to July 1, 1996, savings institutions that met certain definitional tests and other conditions prescribed by the Code were allowed to deduct, within limitations, a bad debt deduction computed as a percentage of taxable income if more favorable than the bad debt deduction based on actual loss experience (i.e. experience method). The bad debt deduction for fiscal year 1996 was computed under the percentage of taxable income method since it yielded a greater deduction than did the experience method.

In August 1996, changes in the federal tax law (i) repealed both the percentage of taxable income and experience methods effective July 1, 1996, allowing a bad debt deduction for specific charge-offs only, and (ii) required recapture into taxable income over a six year period of tax bad debt reserves which exceed the base year amount, adjusted for any loan portfolio shrinkage. These tax law changes resulted in the recognition to income tax expense of additional deferred tax liabilities of approximately $191,000 in fiscal year 1997. The recapture of excess reserves has no effect on the Corporation's results of operations since income taxes were provided for in prior years in accordance with SFAS No. 109, "Accounting for Income Taxes." The recapture may be delayed for a one or two-year period if the Corporation originates more residential loans than its average originations in the past six years. The Corporation met the origination requirement for fiscal year 1998, therefore delaying the recapture until the four-year period beginning in fiscal year 1999.

In accordance with provisions of SFAS No. 109, a deferred tax liability has not been recognized for the bad debt reserves of the Bank created in the tax years which began prior to December 31, 1987 (the base year). At June 30, 1998, the amount of these reserves totaled approximately $85,464,000 with an unrecognized deferred tax liability approximating $30,853,000. Such unrecognized deferred tax liability could be recognized in the future, in whole or in part, if (i) there is a change in federal tax law, (ii) the Bank fails to meet certain definitional tests and other conditions in the federal tax law, (iii) certain distributions are made with respect to the stock of the Bank or (iv) the bad debt reserves are used for any purpose other than absorbing bad debt losses.

During fiscal year 1998, the Internal Revenue Service completed its examination of the Corporation's consolidated federal income tax returns through June 30, 1995. Such examination had no effect on the Corporation's results operations for fiscal year 1998.

The State of Nebraska imposes a franchise tax on all financial institutions. Under the franchise tax, the Bank may not join in the filing of a consolidated return with the Corporation (which is filed separately) and will be assessed at a rate of $.47 per $1,000 of average deposits. The franchise tax is limited to 3.81% of the Bank's income before tax (including subsidiaries) as reported on the regular books and records. The Corporation also pays franchise or state income taxes in a number of jurisdictions in which the Corporation or its subsidiaries conduct business. For further information regarding federal income taxes payable by the Corporation, see Note 17 of the Notes to the Consolidated Financial Statements.

Item 2.  Properties
--------------------------------------------------------------------------------

At June 30, 1998, the Corporation conducted business through 34 offices in Nebraska, 37 offices in Kansas, 21 offices in Colorado, 19 offices in Oklahoma, 50 offices in Iowa and seven offices in Arizona. See Item 1. Business - "Recent Developments--Pending Acquisitions" for additional branches that will be added pursuant to pending acquisitions.

At June 30, 1998, the Corporation owned the buildings for 118 of its branch offices and leased the remaining 50 offices under leases expiring (not assuming exercise of renewal options) between July 1998 and August 2031. The Corporation has 143 "Cashbox" ATMs located throughout Nebraska, Colorado, Kansas, Oklahoma, Iowa, Arizona and Missouri. At June 30, 1998, the total net book value of land, office properties and equipment owned by the Corporation was $111.8 million. Management believes that the Corporation's premises are suitable for its present and anticipated needs.

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

Item 4.  Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

A Special Meeting of Stockholders was called on July 3, 1998, for holders of record at May 14, 1998. The purpose of the meeting was as follows:

     1. Approval of the First Colorado transaction. In addition, an amendment to the Corporation's Articles of Incorporation to increase the number of shares authorized to 70,000,000 (from 50,000,000) was required to consummate the acquisition of First Colorado.

     2. Approval of an amendment to the Corporation's Articles of Incorporation to further increase the number of authorized shares from 70,000,000 to 120,000,000 shares. In the event the First Colorado transaction was not approved, this amendment would increase the authorized shares from 50,000,000 to 100,000,000 shares. This increase in the total number of authorized shares would allow the Corporation to meet its future needs and provide greater flexibility in responding to advantageous business opportunities including possible future acquisition opportunities.

     3. Approval of an amendment to the Corporation's 1996 Stock Option and Incentive Plan to increase the number of shares available for grant by 2,400,000. The purpose for this amendment was to encourage stock ownership and to attract, retain and motivate the best available personnel and provide incentives for such individuals to promote the success of the Corporation.

At the Special Meeting of Stockholders on July 3, 1998, the three proposals were approved. The proposals approved were (i) the First Colorado transaction and an amendment to the Corporation's Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 70,000,000 shares, (ii) an amendment to further increase the number of authorized shares from 70,000,000 to 120,000,000 shares and (iii) an amendment to the Corporation's 1996 Stock Option and Incentive Plan to increase the number of shares available for grant by 2,400,000.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters
--------------------------------------------------------------------------------

The information contained under "Regulation -- Restrictions on Capital Distributions" in Part I of this Report and the section "Stock Prices and Dividends" appearing on page 31 of the Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------------------------------------------------------

The presentation of selected financial data for the years ended June 30, 1994 through 1998 is included in the "Selected Consolidated Financial Data" section appearing on pages 11 and 12 of the Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Management's comments on the Corporation's financial condition, changes in financial condition, and the results of operations for fiscal year 1998 compared to fiscal year 1997 and fiscal year 1997 compared to fiscal year 1996 are included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section appearing on pages 13 through 32 of the Annual Report and are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The information contained under "Business -- Market Risk" in Part I of this Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

The "Independent Auditors' Report," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" set forth on pages 33 through 79 of the Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
--------------------------------------------------------------------------------
None.

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant
________________________________________________________________________________

For information concerning the Board of Directors of the Corporation, the information contained under the section captioned "Proposal I -- Election of Directors" in the Corporation's definitive proxy statement for the Corporation's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

The executive officers of the Corporation and the Bank as of June 30, 1998, are as follows:

                                                Age at
Name                                         June 30, 1998                  Current Position(s) as of June 30, 1998
-------------------------------------------------------------------------------------------------------------------
William A. Fitzgerald                             60                        Chairman of the Board and Chief Executive Officer of the

                                                                            Corporation and the Bank

James A. Laphen                                   50                        President, Chief Operating Officer and Chief Financial
                                                                            Officer of the Corporation and the Bank

Gary L. Matter                                    53                        Senior Vice President, Controller and Secretary of the
                                                                            Corporation and Executive Vice President, Controller and

                                                                            Secretary of the Bank

Joy J. Narzisi                                    43                        Senior Vice President, Treasurer and Assistant Secretary

                                                                            of the Corporation and Executive Vice President,
                                                                            Treasurer and Assistant Secretary of the Bank

Roger L. Lewis                                    48                        Executive Vice President and Assistant Secretary of
the Bank

Russell G. Olson                                  44                        Executive Vice President of the Bank

Jon W. Stephenson                                 50                        Executive Vice President of the Bank

Gary D. White                                     53                        Executive Vice President of the Bank

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

Gary L. Matter was named Executive Vice President of the Bank and Director of
--------------
Finance in April 1998. Mr. Matter, a Senior Vice President of the Corporation and Controller and Secretary of the Corporation and the Bank since November 1993, joined the Bank in December 1990, as First Vice President and Controller. Mr. Matter, a certified public accountant, was the Treasurer of Anchor Glass Container Corporation from June 1983 to November 1990.

Joy J. Narzisi, Treasurer and Senior Vice President of the Corporation, and
--------------
Assistant Secretary of the Bank, joined the Bank in September 1980. Ms. Narzisi was named Executive Vice President of the Bank and Director of Lending/Asset Management in April 1998. Ms. Narzisi was named Senior Vice President and Assistant Secretary of the Bank in July 1995 after first being appointed Treasurer of the Corporation in November 1994, Treasurer of the Bank in 1991 and First Vice President in June of 1989. Prior to 1989, Ms. Narzisi was Investment Portfolio Manager since July 1987.

Roger L. Lewis was named Executive Vice President of the Bank in April 1998. Mr.
--------------
Lewis, Assistant Secretary of the Bank, joined the Bank in 1986 as Vice President and Director of Public Relations until he was named First Vice President and Director of Marketing in March 1988. Mr. Lewis was named a Senior Vice President in 1996. Prior to joining Commercial Federal, Mr. Lewis was Vice President and Communications Director for Omaha National Bank.

Russell G. Olson was named Executive Vice President of the Bank and Director of
----------------
Commercial Banking in April 1998. Mr. Olson joined the Bank in February 1998 as Senior Vice President pursuant to the acquisition of Liberty Financial Corporation of West Des Moines, Iowa, where he was President and Chief Executive Officer.

Jon W. Stephenson was appointed Executive Vice President of the Bank in April
-----------------
1998 and serves as Director of Retail Banking. Mr. Stephenson was named Director of Retail Banking in March 1997 and Senior Vice President in July 1995. Mr. Stephenson joined the Bank as First Vice President in July 1994, with responsibility for Oklahoma retail operations. Mr. Stephenson, a certified public accountant, was President and Chief Executive Officer of Home Federal Savings and Loan Association of Ada, Oklahoma prior to joining Commercial Federal.

Gary D. White was named Executive Vice President and Director of Corporate
-------------
Services in April 1998. Previous positions held include Senior Vice President for Administration and Special Projects in February 1997, Director of Nebraska/Iowa in July 1995, Director of Residential Mortgage Lending in May 1994, and First Vice President and Director of Human Resources in March 1984. Mr. White joined the Bank in 1976 as an Investment Account Executive and also has held the positions of Branch Manager and Employment Manager.

Item 11.  Executive Compensation
-------------------------------------------------------------------------------

The information under the section captioned "Proposal I -- Election of Directors --Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A.)   The following documents are filed as part of this report:

       (1.) Consolidated Financial Statements (incorporated herein by reference from the indicated section of the Annual Report):

            (a.)  Independent Auditors' Report.

            (b.) Consolidated Statement of Financial Condition at June 30, 1998 and 1997.

            (c.) Consolidated Statement of Stockholders' Equity for the Years Ended June 30, 1998, 1997 and 1996

            (d.) Consolidated Statement of Operations for the Years Ended June 30, 1998, 1997 and 1996

            (e.) Consolidated Statement of Cash Flows for the Years Ended June 30, 1998, 1997 and 1996.

            (f.)  Notes to Consolidated Financial Statements.


       (2.) Financial Statement Schedules:

            All schedules have been omitted as the required information is not applicable, not required or is included in the consolidated financial statements or related notes thereto included in Item 8.

       (3.) Exhibits:

            3.1 Articles of Incorporation of Registrant, as amended and restated (incorporated by reference to the Registrant's Current Report on Form 8-K dated July 3, 1998)
            3.2 Bylaws of Registrant, as amended and restated (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)
            4.1 Form of Certificate of Common Stock of Registrant (incorporated by reference to the Registrant's Form S-1 Registration Statement No. 33-00330)
            4.2 Shareholder Rights Agreement between Commercial Federal Corporation and Manufacturers Hanover Trust Company (incorporated by reference to the Registrant's Form 8-K Current Report Dated January 9, 1989)
            4.3 The Corporation hereby agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of the Cumulative Trust Preferred Securities and the Subordinated Extendible Notes of the Corporation.
            10.1 Employment Agreement with William A. Fitzgerald dated June 8, 1995 (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60
                        589)
            10.2 Change in Control Executive Severance Agreements with William A. Fitzgerald and James A. Laphen dated June 8, 1995 (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)
            10.3 Form of Change in Control Executive Severance Agreement entered into with Executive Vice Presidents, Senior Vice Presidents and First Vice Presidents (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)
            10.4 Commercial Federal Corporation Incentive Plan Effective July 1, 1994 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1994 - File No. 0-13082)
            10.5 Commercial Federal Corporation Deferred Compensation Plan Effective July 1, 1994 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1994 - File No. 0-13082)
            10.6 Commercial Federal Corporation 1984 Stock Option and Incentive Plan, as Amended and Restated Effective August 1, 1992 (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-60448)

              10.7         Stock Purchase Agreement between CAI Corporation and
                           Registrant, dated August 21, 1996 (incorporated by
                           reference to the Registrant's Form 10-K Annual Report
                           for the Fiscal Year Ended June 30, 1996 - File No. 1-
                           11515)
              10.8         Employment Agreement with William A. Fitzgerald,
                           dated May 15, 1974, as Amended February 14, 1996
                           (incorporated by reference to the Registrant's Form
                           10-K Annual Report for the Fiscal Year Ended June 30,
                           1996 - File No. 1-11515)
              10.9         Commercial Federal Savings and Loan Association
                           Survivor Income Plan, as Amended February 14, 1996
                           (incorporated by reference to the Registrant's Form
                           10-K Annual Report for the Fiscal Year Ended June 30,
                           1996 - File No. 1-11515)
              10.10        Employee Agreement with James A. Laphen dated June 1,
                           1997 (incorporated by reference to the Registrant's
                           Form 10-K for the fiscal year ended June 30, 1997 -
                           File No. 1-11515)
              10.11        Commercial Federal Corporation 1996 Stock Option and
                           Incentive Plan as amended (incorporated by reference
                           to the Registrant's Form S-8 Registration Statement
                           No. 333-20739)
              10.12        Railroad Financial Corporation 1994 Stock Option and
                           Incentive Plan, Railroad Financial Corporation 1991
                           Directors' Stock Option Plan and Railroad Financial
                           Corporation 1986 Stock Option and Incentive Plan, as
                           Amended February 22, 1991 (incorporated by reference
                           to the Registrant's Form S-8 Registration Statement
                           No. 33-63221 and Post-Effective Amendment No. 1 to
                           Registration Statement No. 33 -01333 and No.
                           33-10396)
              10.13        Railroad Financial Corporation 1994 Stock Option and
                           Incentive Plan (incorporated by reference to the
                           Registrant's Form S-8 Registration Statement No.
                           33- 63629)
              10.14        Mid Continent Bancshares, Inc. 1994 Stock Option Plan
                           (incorporated by reference to the Registrant's Post-
                           Effective Amendment to Form S-4 under cover of Form
                           S-8 - File No. 333-42817)
              10.15        Perpetual Midwest Financial, Inc. 1993 Stock Option
                           and Incentive Plan (incorporated by reference to the
                           Registrant's Post-Effective Amendment to Form S-4
                           File No. 333-45613)
               11          Computation of Earnings Per Share (filed herewith)
               13          Commercial Federal Corporation Annual Report to
                           Stockholders for the Fiscal Year Ended June 30, 1998
                           (filed herewith)
               21          Subsidiaries of the Corporation (filed herewith)
               23          Consent of Independent Auditors (filed herewith)
               27          Financial Data Schedules (filed herewith)

(B.)           Reports on Form 8-K:

               The Corporation filed no reports on Form 8-K during the three months ended June 30, 1998.

(C.) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

(D.) No financial statement schedules required by Regulation S-X are filed, and as such are excluded from the Annual Report as provided by Exchange Act Rule 14a-3(b)(i).

With the exception of the information expressly incorporated by reference in Items 1, 2, 5, 6, 7, 8 and 14, the Corporation's 1998 Annual Report to Stockholders is not deemed "filed" with the Securities and Exchange Commission or otherwise subject to Section 18 of the Securities and Exchange Act of 1934.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                        COMMERCIAL FEDERAL CORPORATION

Date:    September 28, 1998             By: /s/ William A. Fitzgerald
                                            -------------------------
                                            William A. Fitzgerald
                                            Chairman of the Board and
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

                                        Principal Executive Officer:

Date:    September 28, 1998             By: /s/ William A. Fitzgerald
                                            -------------------------
                                            William A. Fitzgerald
                                            Chairman of the Board and
                                            Chief Executive Officer

                                        Principal Financial Officer:


Date:    September 28, 1998             By: /s/ James A. Laphen
                                            -------------------
                                            James A. Laphen
                                            President, Chief Operating Officer
                                            and Chief Financial Officer

                                        Principal Accounting Officer:


Date:    September 28, 1998             By: /s/ Gary L. Matter
                                            ------------------
                                            Gary L. Matter
                                            Senior Vice President, Controller
                                            and Secretary

                                        Directors:


Date:    September 28, 1998             By: /s/ Talton K. Anderson
                                            ----------------------
                                            Talton K. Anderson
                                            Director



Date:    September 28, 1998             By: /s/ Michael P. Glinsky
                                            ----------------------
                                            Michael P. Glinsky
                                            Director

Date:    September 28, 1998             By: /s/ W. A. Krause
                                            ----------------
                                            W. A. Krause
                                            Director




Date:    September 28, 1998             By: /s/ Robert F. Krohn
                                            -------------------
                                            Robert F. Krohn
                                            Director




Date:    September 28, 1998             By: /s/ Carl G. Mammel
                                            ------------------
                                            Carl G. Mammel
                                            Director




Date:    September 28, 1998             By: /s/ Robert S. Milligan
                                            ----------------------
                                            Robert S. Milligan
                                            Director




Date:    September 28, 1998             By: /s/ James P. O'Donnell
                                            ----------------------
                                            James P. O'Donnell
                                            Director




Date:    September 28, 1998             By: /s/ Robert D. Taylor
                                            --------------------
                                            Robert D. Taylor
                                            Director




Date:    September 28, 1998             By: /s/ Aldo J. Tesi
                                            ----------------
                                            Aldo J. Tesi
                                            Director

                               INDEX TO EXHIBITS


Exhibit
Number                        Identity of Exhibits
------                        --------------------

3.1 Articles of Incorporation of Registrant (incorporated by reference to the Registrant's Form S-4 Registration Statement
       No. 33-60589)
3.2 Bylaws of Registrant, as amended and restated (incorporated by reference to the Registrant's Form S-4 Registration Statement
       No. 33-60589)
4.1 Form of Certificate of Common Stock of Registrant (incorporated by reference to the Registrant's Form S-1 Registration
       Statement No. 33-003300)
4.2    Shareholder Rights Agreement between Commercial Federal
       Corporation and Manufacturers Hanover Trust Company
       (incorporated by reference to the Registrant's Form 8-K Current Report Dated January 9, 1989)
4.3 The Corporation hereby agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of the Cumulative Trust
       Preferred Securities and the Subordinated Extendible Notes of the Corporation.
10.1   Employment Agreement with William A. Fitzgerald dated June 8,
       1995 (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)
10.2   Change in Control Executive Severance Agreements with William
       A. Fitzgerald and James A. Laphen dated June 8, 1995
       (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)
10.3 Form of Change in Control Executive Severance Agreement entered into with Executive Vice Presidents, Senior Vice Presidents and First Vice Presidents (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)
10.4 Commercial Federal Corporation Incentive Plan Effective July 1, 1994 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1994 - File
       No. 0-13082)
10.5   Commercial Federal Corporation Deferred Compensation Plan
       Effective July 1, 1994 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended
       June 30, 1994 - File No. 0-13082)
10.6 Commercial Federal Corporation 1984 Stock Option and Incentive Plan, as Amended and Restated Effective August 1, 1992 (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-60448)
10.7   Stock Purchase Agreement between CAI Corporation and
       Registrant, dated August 21, 1996 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year
       Ended June 30, 1996 - File No. 1-11515)
10.8 Employment Agreement with William A. Fitzgerald, dated May 15, 1974, as Amended February 14, 1996 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1996 - File No. 1-11515)
10.9 Commercial Federal Savings and Loan Association Survivor Income Plan, as Amended February 14, 1996 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1996 - File No. 1-11515)
10.10 Employment Agreement with James A. Laphen dated June 1, 1997 (filed herewith).
10.11  Commercial Federal Corporation 1996 Stock Option and Incentive
       Plan as amended (incorporated by reference to the Registrant's
       Form S-8 Registration Statement No. 333-20739)

                          INDEX TO EXHIBITS
                             (Continued)

                                                                       Page (by
                                                                      Sequential
Exhibit                                                                Numbering
Number                     Identity of Exhibits                        System)
------                     --------------------                        ------

10.12 Railroad Financial Corporation 1994 Stock Option and Incentive Plan, Railroad Financial Corporation 1991 Directors' Stock Option Plan and Railroad Financial Corporation 1986 Stock Option and Incentive Plan, as Amended February 22, 1991 (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-63221 and Post-Effective Amendment No. 1 to Registration Statement No. 33-01333 and No. 33-10396)

10.13  Railroad Financial Corporation 1994 Stock Option and Incentive
       Plan (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-63629)
10.15 Perpetual Midwest Financial, Inc. 1993 Stock Option and Incentive Plan (incorporated by reference to the Registrant's Post-Effective Amendment to Form S-4 File No. 333-45613)
11     Computation of Earnings Per Share (filed herewith)
13 Commercial Federal Corporation Annual Report to Stockholders for the Fiscal Year Ended June 30, 1997 (filed herewith)
21     Subsidiaries of the Corporation (filed herewith)
23     Consent of Independent Auditors (filed herewith)
27     Financial Data Schedules (filed herewith)