Form 10-Q
period 1998-09-30
COMMERCIAL FEDERAL CORP
filed 1998-11-16
CIK 744778

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 1-11515


                         COMMERCIAL FEDERAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 NEBRASKA                                47-0658852
      -------------------------------                ------------------
      (State or other jurisdiction of                (I. R. S. Employer
       incorporation or organization)              Identification Number)

    2120 SOUTH 72ND STREET, OMAHA, NEBRASKA               68124
    ---------------------------------------          -------------
    (Address of principal executive offices)           (Zip Code)

                                 (402) 554-9200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ___X____     NO________


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                    Outstanding at November 6, 1998
       -----------------------------       -------------------------------
       Common Stock, $0.01 Par Value              60,526,891 Shares

                         COMMERCIAL FEDERAL CORPORATION
                         ------------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

--------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION                                      PAGE NUMBER
          ---------------------                                      -----------

          Item 1.  Financial Statements:

                   Consolidated Statement of Financial Condition as of
                         September 30, 1998 and June 30, 1998                 3

                   Consolidated Statement of Operations for the Three
                         Months Ended September 30, 1998 and 1997            4-5

                   Consolidated Statement of Comprehensive Income for the
                         Three Months Ended September 30, 1998 and 1997       6

                   Consolidated Statement of Cash Flows for the Three
                          Months Ended September 30, 1998 and 1997           7-8

                   Notes to Consolidated Financial Statements               9-15

          Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations              16-24


PART II.  OTHER INFORMATION

          Item 2.  Changes in Securities and Use of Proceeds                  25

          Item 4.  Submission of Matters to a Vote of Security Holders        25

          Item 6.  Exhibits and Reports on Form 8-K                           26


SIGNATURE PAGE                                                                27

--------------------------------------------------------------------------------

                         COMMERCIAL FEDERAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                         PART I. FINANCIAL INFORMATION
                         -----------------------------
                          Item 1. Financial Statements:
                          -----------------------------

------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                          September 30,    June 30,
ASSETS                                                                              1998           1998
------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)    (Unaudited)
Cash (including short-term investments of $17,800 and $62,886)                  $    176,370    $    217,012
Investment securities available for sale, at fair value                               79,914         141,116
Mortgage-backed securities available for sale, at fair value                         208,872         171,393
Loans held for sale, net                                                             270,519         290,380
Investment securities held to maturity (fair value of $408,701 and $533,078)         406,399         532,188
Mortgage-backed securities held to maturity (fair value of $847,722 and $921,716)    843,660         920,456
Loans and leases receivable, net of allowances of  $72,420 and $64,660             8,346,416       7,567,578
Federal Home Loan Bank stock                                                         144,616         131,132
Interest receivable, net of allowances of $1,228 and $201                             67,503          66,353
Real estate, net                                                                      24,134          22,195
Premises and equipment, net                                                          154,114         134,951
Prepaid expenses and other assets                                                    176,964         127,289
Intangible assets, net of accumulated amortization of $35,179 and $31,924            183,931          77,186
------------------------------------------------------------------------------------------------------------

      Total Assets                                                              $ 11,083,412    $ 10,399,229
------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------

Liabilities:
   Deposits                                                                     $  7,275,914    $  6,558,207
   Advances from Federal Home Loan Bank                                            2,289,806       2,379,182
   Securities sold under agreements to repurchase                                    234,294         334,294
   Other borrowings                                                                  194,613         110,674
   Interest payable                                                                   46,750          36,261
   Other liabilities                                                                 128,874         119,416
------------------------------------------------------------------------------------------------------------

      Total Liabilities                                                           10,170,251       9,538,034
------------------------------------------------------------------------------------------------------------

Commitments and Contingencies                                                           --              --
------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued           --              --
   Common stock, $.01 par value; 120,000,000 shares authorized;
      60,390,988 and 58,714,826 shares issued and outstanding                            604             587
   Additional paid-in capital                                                        375,372         337,697
   Retained earnings                                                                 546,047         534,245
   Unearned Employee Stock Ownership Plan (ESOP) shares                              (11,069)        (11,404)
   Accumulated other comprehensive income, net                                         2,207              70
------------------------------------------------------------------------------------------------------------

      Total Stockholders' Equity                                                     913,161         861,195
------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                $ 11,083,412    $ 10,399,229
------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

--------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                     Three Months Ended
                                                                   September 30,
                                                                 1998          1997
--------------------------------------------------------------------------------------
Interest Income:
   Loans and leases receivable                                  $ 168,470    $ 152,746
   Mortgage-backed securities                                      17,049       21,381
   Investment securities                                           13,342       13,697
--------------------------------------------------------------------------------------
            Total interest income                                 198,861      187,824

Interest Expense:
   Deposits                                                        81,707       79,821
   Advances from Federal Home Loan Bank                            34,109       27,765
   Securities sold under agreements to repurchase                   4,961        9,374
   Other borrowings                                                 3,464        3,221
--------------------------------------------------------------------------------------
            Total interest expense                                124,241      120,181
Net Interest Income                                                74,620       67,643
Provision for Loan and Lease Losses                                (3,800)      (1,688)
--------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan and Lease Losses      70,820       65,955

Other Income:
   Loan servicing fees                                              8,431        8,876
   Retail fees and charges                                          9,370        7,099
   Real estate operations                                            (161)         (23)
   Gain on sales of loans                                           1,905          579
   Gain on sales of securities                                      1,688           23
   Other operating income                                           5,701        6,436
--------------------------------------------------------------------------------------
            Total other income                                     26,934       22,990

Other Expense:
   General and administrative expenses -
      Compensation and benefits                                    23,017       21,755
      Occupancy and equipment                                       8,343        6,705
      Data processing                                               2,614        2,831
      Regulatory insurance and assessments                          1,448        1,273
      Advertising                                                   3,674        3,188
      Other operating expenses                                     10,887       10,718
      Merger expenses                                              15,963          187
--------------------------------------------------------------------------------------
            Total general and administrative expenses              65,946       46,657
    Amortization of intangible assets                               3,255        1,745
--------------------------------------------------------------------------------------
            Total other expense                                    69,201       48,402
--------------------------------------------------------------------------------------
Income Before Income Taxes                                         28,553       40,543
Provision for Income Taxes                                         13,430       14,588
--------------------------------------------------------------------------------------
Net Income                                                      $  15,123    $  25,955
--------------------------------------------------------------------------------------

                         COMMERCIAL FEDERAL CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
                                  (Unaudited)

--------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                           Three Months Ended
                                                                         September 30,
                                                                      1998           1997
--------------------------------------------------------------------------------------------
Weighted average number of common shares
     outstanding used in basic earnings per share calculation      58,605,879     55,247,359
Add assumed exercise of outstanding stock options
     as adjustments for dilutive securities                           842,023      1,309,216
--------------------------------------------------------------------------------------------

Weighted average number of common shares
     outstanding used in diluted earnings per share calculation    59,447,902     56,556,575
--------------------------------------------------------------------------------------------

Earnings per common share:
      Basic                                                       $       .26    $       .47
                                                                  ===========    ===========

      Diluted                                                     $       .25    $       .46
                                                                  ===========    ===========
--------------------------------------------------------------------------------------------
Dividends declared per common share                               $      .055    $      .047
--------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                  (Unaudited)

----------------------------------------------------------------------------------
(Dollars in Thousands)                                         Three Months Ended
                                                                  September 30,
                                                              ---------------------
                                                                1998        1997
-----------------------------------------------------------------------------------
Net Income                                                     $ 15,123    $ 25,955

Other comprehensive income, before income taxes:
  Unrealized holding gains on securities
    available for sale arising during periods                     4,975       2,780
  Less reclassification adjustment for net gains included
   in net income                                                 (1,688)        (23)
-----------------------------------------------------------------------------------
                                                                  3,287       2,757
  Provision for income taxes                                      1,150         965
-----------------------------------------------------------------------------------

Other comprehensive income, net of income taxes                   2,137       1,792
-----------------------------------------------------------------------------------

Comprehensive Income                                           $ 17,260    $ 27,747

-----------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

--------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                              Three Months Ended
                                                                                      September 30,
                                                                                  ----------------------
                                                                                     1998         1997
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $  15,123    $  25,955
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
      Amortization of intangible assets                                               3,255        1,745
      Provision for loss on loans and leases and real estate                          4,077        1,877
      Depreciation and amortization                                                   3,617        3,066
      Accretion of deferred discounts and fees, net                                     421         (371)
      Amortization of mortgage servicing rights                                       2,979        2,458
      Amortization of deferred compensation on restricted
         stock and deferred compensation plans and premiums on other borrowings         783          695
      Gain on sales of real estate, loans and loan servicing rights, net             (2,267)      (1,282)
      Gain on sales of securities                                                    (1,688)         (23)
      Stock dividends from Federal Home Loan Bank                                    (2,389)      (1,742)
      Proceeds from the sale of loans                                               515,169      221,243
      Origination of loans held for sale                                           (157,072)    (128,439)
      Purchases of loans  held for resale                                          (328,022)    (114,366)
      Decrease in interest receivable                                                 8,987        2,024
      Increase in interest payable and other liabilities                                689       10,117
      Other items, net                                                              (26,610)      (2,989)
                                                                                   --------      -------
         Total adjustments                                                           21,929       (5,987)
                                                                                   --------      -------
            Net cash provided by operating activities                                37,052       19,968
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of loans                                                           (119,075)    (157,080)
      Repayment of loans, net of originations                                       240,428       49,413
      Principal repayments of mortgage-backed securities held to maturity            75,148       55,033
      Purchases of mortgage-backed securities available for sale                    (49,756)     (40,757)
      Proceeds from sales of mortgage-backed securities available for sale           76,114         --
      Principal repayments of mortgage-backed securities available for sale          30,879       18,347
      Maturities and repayments of investment securities held to maturity           124,870      101,834
      Purchases of investment securities held to maturity                              --        (67,461)
      Purchases of investment securities available for sale                            --        (79,864)
      Maturities and repayments of investment securities available for sale          87,625       10,628
      Proceeds from sales of investment securities available for sale                 4,112        7,908
      Purchases of mortgage loan servicing rights                                    (5,569)      (3,101)
      Proceeds from sales of mortgage loan servicing rights                            --            387
      Purchases of Federal Home Loan Bank stock                                      (2,913)     (15,857)
      Proceeds from sale of Federal Home Loan Bank stock                              5,000         --
      Proceeds from sales of real estate                                              3,397        5,983
      Payments to acquire real estate                                                  (116)      (1,028)
      Acquisition, net of cash received                                             (11,067)        --
      Purchases of premises and equipment, net                                       (8,949)      (1,835)
      Other items, net                                                                 (631)      (1,015)
                                                                                   --------      -------
            Net cash provided (used) by investing activities                        449,497     (118,465)
--------------------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                  (Unaudited)

--------------------------------------------------------------------------------------
(Dollars in Thousands)                                             Three Months Ended
                                                                      September 30,
                                                                ----------------------
                                                                   1998        1997
--------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in deposits                                            $(234,062)   $ (98,301)
Proceeds from Federal Home Loan Bank advances                        --        622,570
Repayments of Federal Home Loan Bank advances                    (306,135)    (332,960)
Proceeds from securities sold under agreements to repurchase       25,000         --
Repayments of securities sold under agreements to repurchase     (125,000)     (75,000)
Proceeds from issuances of other borrowings                        85,000       34,835
Repayments of other borrowings                                     (3,770)     (63,584)
Payments of cash dividends on common stock                         (2,313)      (3,652)
Issuance of common stock                                           36,018        2,565
Other items, net                                                   (1,929)      (2,712)
                                                               ----------    ---------
             Net cash (used) provided by financing activities    (527,191)      83,761
--------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS:
Decrease in net cash position                                     (40,642)     (14,736)
Balance, beginning of year                                        217,012      177,403
Adjustment to convert acquistions to fiscal year end                 --        (32,583)
                                                               ----------    ---------
Balance, end of period                                          $ 176,370    $ 130,084
                                                               ==========    =========

--------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for -
   Interest expense                                             $ 122,513    $  98,997
   Income taxes, net                                                1,261        8,330
Non-cash investing and financing activities -
   Loans exchanged for mortgage-backed securities                    --         16,075
   Loans transferred to real estate                                 3,740        1,404
   Loans to facilitate the sale of real estate                         82         --

--------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                                  (Unaudited)

(Columnar Dollars in Footnotes are in Thousands Except Per Share Amounts)
--------------------------------------------------------------------------------

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

During the three months ended September 30, 1998, the Corporation consummated the acquisitions of AmerUs Bank (AmerUs) and First Colorado Bancorp, Inc. (First Colorado). The accounts and results of operations of AmerUs are reflected in the Corporation's consolidated financial statements beginning July 31, 1998 since this acquisition was accounted for as a purchase. The First Colorado acquisition was accounted for as a pooling of interests and, accordingly, the Corporation's historical consolidated financial statements were restated for all periods prior to this acquisition to include the accounts and results of operations of First Colorado. See Note B for additional information regarding these acquisitions.

Effective July 1, 1998, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 130 entitled "Reporting Comprehensive Income" (SFAS No. 130). This statement requires disclosures of the components of comprehensive income and the accumulated balance of other comprehensive income within consolidated total stockholders' equity. The adoption of the provisions of SFAS No. 130, which are only of a disclosure nature, did not effect the Corporation's consolidated financial position, results of operations or liquidity.

The accompanying interim consolidated financial statements have not been audited by independent auditors. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments, the required restatement of all periods prior to the merger with First Colorado and the merger expenses and other nonrecurring charges recorded during the first three months of fiscal year
1999) considered necessary to fairly present the financial statements have been included. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's June 30, 1998, Annual Report to Stockholders. The results of operations for the three month period ended September 30, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year 1999. Certain amounts in the prior fiscal year period have been reclassified for comparative purposes.

B.       CONSUMMATED ACQUISITIONS:
         -------------------------

AMERUS BANK. On July 31, 1998, the Corporation consummated its acquisition of AmerUs, a wholly-owned subsidiary of AmerUs Group Co. Under the terms of the Stock Purchase Agreement, the Corporation acquired through a taxable acquisition all of the outstanding shares of the common stock of AmerUs for total consideration of $178,269,000. Such consideration consisted of (i) certain assets retained by AmerUs Group Co. in lieu of cash (primarily FHA Title One single-family residential mortgage loans and a receivable for income tax benefits) totaling approximately $85,027,000, (ii) cash (as adjusted per the agreement) totaling $53,242,000, and (iii) a one-year promissory note for $40,000,000 bearing interest, adjusted monthly, at 150 basis points over the one-year Treasury bill rate.

AmerUs was a federally chartered savings bank headquartered in Des Moines, Iowa and operated 47 branches in Iowa (26), Missouri (8), Nebraska (6), Kansas (4), Minnesota (2) and South Dakota (1). At July 31, 1998, before purchase accounting adjustments, AmerUs had total assets of approximately $1.3 billion, deposits of approximately $949,700,000 and stockholder's equity of approximately $84,800,000. This acquisition was accounted for as a purchase with two months of amortization expense recorded through September 30, 1998. The fair value adjustments and other purchase accounting adjustments, as well as amortization methods and lives, are to be finalized during fiscal year 1999.

         ------------------------------------

The accounts and consolidated results of operations for the three months ended September 30, 1998 include the results of AmerUs beginning July 31, 1998. The following table summarizes results on an unaudited consolidated pro forma basis (including an after-tax loss of $22,504,000 from AmerUs for the month of July
1998) as though this purchase had occurred at the beginning of fiscal year 1998:

-------------------------------------------------------------------------------
                                              Three Months         Fiscal Year
                                                 Ended                Ended
                                           September 30, 1998     June 30, 1998
-------------------------------------------------------------------------------
Total interest income and other income          $ 206,513          $ 871,127
Net income (loss)                                  (7,975)            69,481
Diluted earnings (loss) per common share             (.13)              1.67

-------------------------------------------------------------------------------

FIRST COLORADO BANCORP, INC. On August 14, 1998, the Corporation consummated its acquisition of First Colorado. Under the terms of the agreement, the Corporation acquired in a tax-free reorganization all 18,564,766 outstanding shares of First Colorado's common stock in exchange for 18,278,789 shares of its common stock. Based on the Corporation's closing stock price of $26.375 at August 14, 1998, the total consideration for this acquisition, including cash paid for fractional shares, approximated $482,154,000.

An additional requirement of the transaction with First Colorado was the issuance of 1,400,000 shares of First Colorado common stock immediately prior to the consummation of the merger. Such requirement was necessary to cure the taint on the treasury stock of First Colorado so this transaction could be accounted for as a pooling of interests. These shares offered directly by First Colorado resulted in gross cash proceeds (prior to any transaction costs) of $33,425,000 less the placement agent's commission of $919,000, or net proceeds to First Colorado totaling $32,506,000.

First Colorado, headquartered in Lakewood, Colorado, was a unitary savings and loan holding company and the parent company of First Federal Bank of Colorado, a federally chartered stock savings bank that operated 27 branches located in Colorado, with 23 branches located in the Denver metropolitan area and four in Colorado's western slope region. At July 31, 1998, on a pro forma basis, First Colorado had assets of approximately $1.6 billion, deposits of approximately $1.2 billion and stockholders' equity of approximately $254.7 million. Total assets and stockholders' equity, include the net proceeds of $32,506,000 from the aforementioned private placement of 1,400,000 shares on August 14, 1998. This acquisition was accounted for as a pooling of interests.

The following table summarizes results of operations of the Corporation and First Colorado for the comparable three months ended September 30, 1997, as separately reported prior to the merger, that are included herein:

--------------------------------------------------------------------------------

                                        Corporation   First Colorado   Combined
--------------------------------------------------------------------------------
Total interest income and other income   $ 181,973       $ 28,841      $ 210,814
Total interest expense                     105,001         15,180        120,181
Net income                                  20,775          5,180         25,955
--------------------------------------------------------------------------------

Prior to merger into the Corporation, results of operations for First Colorado were reported on a calendar year basis. However, in restating prior periods, the accounts and results of operations of First Colorado were conformed to the Corporation's fiscal year ended June 30, 1998. Accordingly in changing fiscal years, First Colorado's accounts and results of operations for the six months ended June 30, 1997, including total interest income and other income of $55,737,000, total interest expense of $29,399,000 and net income of $5,363,000 (net of a cash dividend of $3,477,000) will be excluded from reported results of operations for the restated combined companies but are included in the Corporation's consolidated total stockholders' equity.

         ------------------------------------

The following table summarizes results on a pro forma basis for the years ended June 30, 1998, 1997 and 1996, as if this acquisition, accounted for as a pooling of interests, had occurred at the beginning of the respective fiscal years:

-----------------------------------------------------------------------------------
                                                                 First
                                                Corporation    Colorado   Combined
-----------------------------------------------------------------------------------
FISCAL YEAR 1998:
  Total interest income and other income         $ 735,883    $ 119,139   $ 855,022
  Total interest expense                           417,188       60,201     477,389
  Net income                                        67,333       20,080      87,413
  Earnings per diluted common share                   1.62         1.23        1.48
-----------------------------------------------------------------------------------
FISCAL YEAR 1997:
  Total interest income and other income         $ 688,737    $ 110,126   $ 798,863
  Total interest expense                           396,775       57,194     453,969
  Extraordinary items, net of tax benefit             (583)        --          (583)
  Net income                                        54,884       13,372      68,256
  Earnings per diluted common share -
       Income before extraordinary items              1.35          .73        1.14
       Extraordinary items, net of tax benefit        (.01)        --          (.01)
       Net income                                     1.34          .73        1.13
-----------------------------------------------------------------------------------
FISCAL YEAR 1996:
  Total interest income and other income         $ 644,501    $  99,469   $ 743,970
  Total interest expense                           378,580       58,863     437,443
  Net income                                        66,195       12,638      78,833
  Earnings per diluted common share                   1.59          .63        1.26
-----------------------------------------------------------------------------------

Net income and diluted earnings per share presented on a pro forma basis above do not include any expected cost savings and benefits of related synergies, or any nonrecurring merger transaction costs, as a result of the merger of First Colorado.

C.       MERGER EXPENSES AND OTHER NONRECURRING CHARGES:
         -----------------------------------------------

The Corporation incurred merger expenses and other nonrecurring charges totaling $17,165,000 for the three months ended September 30, 1998, associated primarily with the First Colorado acquisition. These expenses for the three months ended Setpember 30, 1998 are detailed below with other nonrecurring charges not classified in the merger expenses category of general and administrative expenses included in such other expense categories as noted in the following table.

------------------------------------------------------------------------------------
Merger expenses:
    Transaction costs related to the combinations                           $  8,015
    Employee severance and other termination costs                             1,449
    Costs to combine operations                                                6,499
------------------------------------------------------------------------------------
                                                                              15,963

Other nonrecurring charges:
    Additional loan loss reserves - (provision for loan and lease losses)      1,000
    Conforming accounting practices of combining companies -
        (compensation and benefits)                                              202
------------------------------------------------------------------------------------
Total merger expenses and other nonrecurring charges, before income taxes     17,165
Income tax benefit                                                            (3,367)
------------------------------------------------------------------------------------
Total merger expenses and other nonrecurring charges, after-tax             $ 13,798
------------------------------------------------------------------------------------

D.       PENDING ACQUISITION:
         --------------------

On August 14, 1998, the Corporation entered into a reorganization and merger agreement with Midland First Financial Corporation (Midland), parent company of Midland Bank. Under the terms of the agreement, the Corporation will acquire in a taxable acquisition all of the outstanding shares of Midland's common stock. The total purchase consideration of this pending acquisition is $83,000,000, including cash to pay off existing Midland debt totaling $5,550,000, the retirement of preferred stock of both Midland and Midland Bank totaling $11,562,000 and $810,000 for advisor fees. If under certain conditions this transaction is terminated by Midland a breakup fee of $2,500,000 would be payable to the Corporation by Midland.

Midland Bank is a privately-held commercial bank headquartered in Lee's Summit, Missouri that operates eight branches in the greater Kansas City area. At September 30, 1998, Midland had total assets of approximately $408,000,000, deposits of approximately $352,000,000 and stockholders' equity of approximately $27,200,000. This pending acquisition, approved by Midland's shareholders, is subject to receipt of regulatory approvals and other conditions, and is expected to close during the quarter ending March 31, 1999. This acquisition will be accounted for as a purchase with resulting intangible assets amortized pursuant to the methods and lives according to generally accepted accounting principles.

E.       COMMITMENTS AND CONTINGENCIES:
         ------------------------------

At September 30, 1998, the Corporation issued commitments, excluding undisbursed portions of loans in process, of approximately $719,760,000 as follows:
$324,204,000 to originate loans, $152,549,000 to purchase loans, $50,000,000 to purchase mortgage-backed securities and $193,007,000 to provide unused lines of credit for commercial and consumer use. Loan commitments, which are funded subject to certain limitations, extend over various periods of time. Generally, unused loan commitments are canceled upon expiration of the commitment term as outlined in each individual contract. These outstanding loan commitments to extend credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn upon. In addition, at September 30, 1998, the Corporation had issued commitments to sell mortgage loans and securities totaling $496,320,000 as follows: $416,317,000 in mandatory forward delivery commitments to sell residential mortgage loans, $76,003,000 in commitments to sell mortgage-backed securities and $4,000,000 in commitments to sell investment securities. Loans sold subject to recourse provisions totaled approximately $26,987,000, which represents the total potential credit risk associated with these particular loans. Such credit risk would, however, be offset by the value of the single-family residential properties which collateralize these loans.

The Corporation is subject to a number of lawsuits and claims for various amounts which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Corporation's financial position or results of operations.

On September 12, 1994, the Bank and the Corporation commenced litigation against the United States in the United States Court of Federal Claims seeking to recover monetary relief for the government's refusal to honor certain contracts that it had entered into with the Bank. The suit alleges that such governmental action constitutes a breach of contract and an unlawful taking of property by the United States without just compensation or due process in violation of the Constitution of the United States. The Bank aslo assumed a lawsuit in the merger with Mid Continent against the United Sates also relating to a supervisory goodwill claim filed by the former Mid Continent. The litigation status and process of legal actions, as well as that of numerous actions brought by others alleging similar claims with respect to supervisory goodwill and regulatory capital credits, make the value of the claims asserted by the Bank (including the Mid Continent claim) uncertain as their ultimate outcome, and contingent on a number of factors and future events which are beyond the control of the Bank, both as to substance, timing and the dollar amount of damages may be awarded to the Bank and the Corporation if they finally prevail in this litigation.

F.       CURRENT ACCOUNTING PRONOUNCEMENTS:
         ----------------------------------

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION:

Effective July 1, 1998, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 131 entitled "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 does not need to be applied to interim statements in the initial year of application but such comparative information will be required in interim statements for the second year. Comparative information for earlier years will be restated in the initial year of application. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and utilizes the "management approach" for segment reporting. The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on any manner in which management disaggregates its company such as by products and services, geography, legal structure and management structure. SFAS No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and more specific and detailed geographic disclosures especially by countries as opposed to broad geographic regions. This statement also requires descriptive information about the way the operating segments were determined, the products/services provided by the operating segments, the differences between the measurements used in reporting segment information and those used in the general purpose financial statements, and the changes in the measurement of segment amounts from period to period.

         ----------------------------------------------

EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS:

Effective July 1, 1998, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 132 entitled "Employers' Disclosures About Pensions and Other Postretirement Benefits" (SFAS No. 132). This statement amends Statement Nos. 87 and 88 relating to pension disclosures, and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" to disclose the effects of a one-percentage-point decrease in the assumed health care cost trend rate as well as the required effects of a one-percentage-point increase in the same. Restatement of disclosures for earlier periods provided for comparable purposes is required unless the information is not readily available, in which case the notes to financial statements should include all available information and a description of the information not available. Such disclosure will be provided in the Corporation's annual report for fiscal year ended June 30, 1999.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement requires the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS No. 133, the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedge. The methods must be consistent with the entity's approach to managing risk.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, or July 1, 1999, for the Corporation, with initial application as of the beginning of the first fiscal quarter. On that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Management of the Corporation does not believe that such adoption will have a material effect on the Corporation's financial position, liquidity or results of operations.

ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE:

In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134 entitled "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65" (SFAS No. 134). FASB Statement 65, as amended by FASB Statements No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and No. 125, " Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. SFAS No. 134 further amends Statement 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortage banking enterprise.

The provisions of SFAS No. 134 shall be effective for the first fiscal quarter beginning after December 15, 1998, or as of July 1, 1999 for the Corporation. On the date that SFAS No. 134 is initially applied, an enterprise may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. Those securities and other interests shall be classified based on the entity's ability and intent, on the date this Statement is initially applied, to hold those investments. Transfers from the trading category that result from implementing this Statement shall be accounted for in accordance with the provisions of Statement 115. Management of the Corporation does not believe that the adoption of SFAS No. 134 will have a material effect on the Corporation's financial position, liquidity or results of operations.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following tables of tangible, core and total risk-based capital. Prompt Corrective Action provisions contained in the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for Prompt Corrective Action provisions under FDICIA, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risk-based capital ratios as set forth in the following table. At September 30, 1998, and June 30, 1998, the Bank exceeded the minimum requirements for the well-capitalized category.

The following presents the Bank's regulatory capital levels and ratios relative to its minimum capital requirements:

--------------------------------------------------------------------------
                                           As of September 30, 1998
                                      ------------------------------------
                                       Actual Capital     Required Capital
                                      ----------------    ----------------
                                       Amount    Ratio     Amount    Ratio
--------------------------------------------------------------------------
OTS capital adequacy:
          Tangible capital            $795,528    7.25%   $164,503    1.50%
          Core capital                 807,703    7.36     329,370    3.00
          Risk-based capital           870,956   13.92     500,437    8.00
FDICIA regulations to be
     classified well-capitalized:
          Tier 1 leverage capital      807,703    7.36     548,950    5.00
          Tier 1 risk-based capital    807,703   12.91     375,328    6.00
          Total risk-based capital     870,956   13.92     625,547   10.00
--------------------------------------------------------------------------

--------------------------------------------------------------------------
                                           As of June 30, 1998
                                      ------------------------------------
                                       Actual Capital     Required Capital
                                      ----------------    ----------------
                                       Amount    Ratio     Amount    Ratio
--------------------------------------------------------------------------
OTS capital adequacy:
          Tangible capital            $813,961    7.88%   $154,993    1.50%
          Core capital                 826,686    7.99     310,278    3.00
          Risk-based capital           878,363   15.49     453,593    8.00
FDICIA regulations to be
     classified well-capitalized:
          Tier 1 leverage capital      826,686    7.99     517,130    5.00
          Tier 1 risk-based capital    826,686   14.58     340,195    6.00
          Total risk-based capital     878,363   15.49     566,992   10.00
--------------------------------------------------------------------------

As of September 30, 1998, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for Prompt Corrective Action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank's classification.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 -----------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

On August 14, 1998, the Corporation consummated the acquisition of First Colorado. This acquisition was accounted for as a pooling of interests and, accordingly, the Corporation's historical consolidated financial statements were restated for all periods prior to this acquisition to include the accounts and results of operations of First Colorado.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

The Corporation's principal asset is its investment in the capital stock of the Bank, and because it does not generate any significant revenues independent of the Bank, the Corporation's liquidity is dependent on the extent to which it receives dividends from the Bank. The Bank's ability to pay dividends to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Under capital distribution regulations of the OTS, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed dividend, has total capital that is at least equal to the amount of its fully phased-in capital requirements (a "Tier I Association") is permitted to pay dividends during a calendar year in an amount equal to the greater of (i) 75.0% of its net income for the recent four quarters, or (ii) 100.0% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in risk-based capital ratio requirement at the beginning of the calendar year. At September 30, 1998, the Bank qualified as a Tier I Association, and would be permitted to pay an aggregate amount approximating $68.3 million in dividends under these regulations. Should the Bank's regulatory capital fall below certain levels, applicable law would require approval by the OTS of such proposed dividends and, in some cases, would prohibit the payment of dividends.

At September 30, 1998, the cash of Commercial Federal Corporation (the parent company) totaled $37.0 million. Due to the parent company's limited independent operations, management believes that its cash balance at September 30, 1998, is currently sufficient to meet operational needs. However, the parent company's ability to make future interest and principal payments on its $50.0 million of 7.95% fixed-rate subordinated extendible notes due December 1, 2006 (the Notes), on its $46.4 million of 9.375% fixed-rate junior subordinated debentures due May 15, 2027 (the Debentures), on its $40.0 million of one-year variable rate notes due July 31, 1999 to acquire AmerUs, and on its $43.75 million unsecured variable rate term note due July 31, 2003, is dependent upon its receipt of dividends from the Bank. Accordingly, for the three months ended September 30, 1998, a dividend totaling $18.250 million was paid by the Bank to the parent company. Such dividend from the Bank was paid primarily to cover (i) interest payments totaling $2.679 million on the parent company's debt, (ii) principal payments of $2.250 million on the parent company's promissory term notes, (iii) the quarterly common stock cash dividends totaling $3.321 million payable by the parent company to its common stock shareholders through September 30, 1998 and
(iv) the payment of $10.0 million related to the acquisition of AmerUs on July 31, 1998. The Bank will continue to pay dividends to the parent company, pursuant to regulatory restrictions, to cover future principal and interest payments on the parent company's debt and cash dividends on common stock when and as declared by the parent company on a quarterly basis. A dividend totaling $3.575 million was paid by the Bank to the parent company during the three months ended September 30, 1997. The parent company also receives cash from the exercise of stock options and the sale of common stock under its employee benefit plans, as well as from the Bank for income tax benefits from operating losses of the parent company as provided in the corporate tax sharing agreement.

The Corporation's primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the Federal Home Loan Bank (FHLB), (iv) cash generated from operations and
(v) securities sold under agreements to repurchase. As reflected in the Consolidated Statement of Cash Flows, net cash flows provided by operating activities totaled $37.1 million and $20.0 million, respectively, for the three months ended September 30, 1998 and 1997. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans.

Net cash flows provided by investing activities totaled $449.5 million for the three months ended September 30, 1998, and net cash flows used by investing activities totaled $118.5 million for the three months ended September 30, 1997. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities and (ii) the purchase and origination of loans, mortgage-backed and investment securities. The acquisition of First Colorado ( consummated in the current fiscal year quarter) had no material effect on liquidity, except for the cash outlays totaling $17.2 million relating to nonrecurring merger related costs, since such transaction was consummated in an exchange of common stock between the financial institutions. The acquisition of AmerUs resulted in a cash outlay of approximately $53.3 million and the pending acquisition of Midland will result in a cash outlay of approximately $83.0 million. The acquisition of AmerUs was financed by $40.0 million of one-year purchase notes from the seller bearing interest at 150 basis points over the one-year Treasury bill rate, a $10.0 million capital distribution from the Bank and, in part, by a $45.0 million term note borrowed by the Corporation on July 30, 1998. This note is a five-year term note due July 31, 2003, unsecured, with quarterly principal payments of $1.25 million and interest payable quarterly at 100 basis points below the lender's national base rate. Management of the Corporation has not decided on how the acquisition of Midland will be financed.

--------------------------------------------

Net cash flows used by financing activities totaled $527.2 million for the three months ended September 30, 1998, and net cash flows provided by financing activities totaled $83.8 million for the three months ended September 30, 1997. Advances from the FHLB, retail deposits and securities sold under agreements to repurchase have been the primary sources to balance the Corporation's funding needs during each of the periods presented. The Corporation experienced net decreases in retail deposits of $234.1 million and $98.3 million, respectively, for the three months ended September 30, 1998 and 1997, primarily due to depositors leaving for higher interest rates. In addition, for the three months ended September 30, 1998, First Colorado issued 1,400,000 shares of common stock on August 14, 1998 prior to its merger with the Corporation. Such offering resulted in the receipt of net proceeds totaling $32.5 million.

The Corporation will continue to grow its franchise through an ongoing program of selective acquisitions of other financial institutions, as well as through internal growth. The Corporation has considered and will continue to consider possible mergers with and acquisitions of other selected financial institutions. During the three months ended September 30, 1998, the Corporation consummated the acquisitions of AmerUs and First Colorado, and entered into an agreement to acquire Midland. See Notes B and D in the Notes to the Consolidated Financial Statements for additional information on these completed and pending acquisitions. Such acquisitions present the Corporation with the opportunity to further expand its community banking retail network in its existing markets; and to increase its earnings potential by increasing its mortgage, consumer and commercial loan volumes funded primarily by deposits which generally bear lower rates of interest than alternative sources of funds. Acquisition candidates are selected based on the extent to which the candidate can enhance the Corporation's retail presence in new or existing markets and complement the Corporation's present retail network.

At September 30, 1998, the Corporation had issued commitments totaling approximately $719.8 million to fund and purchase loans and mortgage-backed securities as follows: $397.5 million of single-family fixed-rate mortgage loans, $57.5 million of single-family adjustable-rate mortgage loans, $193.0 million of unused lines of credit for commercial and consumer use, $21.8 million of commercial real estate loans and $50.0 million of mortgage-backed securities. These outstanding loan commitments to extend credit in order to originate loans or fund commercial and consumer loan lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described. In addition, at September 30, 1998, the Corporation had approximately $416.3 million in mandatory forward delivery commitments to sell residential mortgage loans, $76.0 million in commitments to sell mortgage-backed securities and $4.0 million in commitments to sell investment securities.

The maintenance of an appropriate level of liquid resources to meet not only regulatory requirements but also to provide funding necessary to meet the Corporation's current business activities and obligations is an integral element in the management of the Corporation's assets. The Bank is required by federal regulation to maintain a minimum average daily balance of cash and certain qualifying liquid investments equal to 4.0% of the aggregate of the prior month's daily average savings deposits and short-term borrowings. The Bank's liquidity ratio was 7.68% at September 30, 1998. Liquidity levels will vary depending upon savings flows, future loan fundings, cash operating needs, collateral requirements and general prevailing economic conditions. The Bank does not foresee any difficulty in meeting its liquidity requirements.

RESULTS OF OPERATIONS:
----------------------

Net income for the three months ended September 30, 1998, was $15.1 million, or $.25 per diluted share ($.26 per basic share), compared to net income of $26.0 million, or $.46 per diluted share ($.47 per basic share) for the three months ended September 30, 1997. The decrease in net income for the three months ended September 30, 1998, compared to the three months ended September 30, 1997, is primarily due to net increases of $15.8 million in merger expenses, $3.5 million in general and administrative expenses and $1.5 million in amortization of intangible assets. These decreases to net income were partially offset by increases of $4.9 million in net interest income after provision for loan and lease losses, a decrease of $1.1 million in provision for income taxes and an increase of $3.9 million in total other income.

----------------------------------

Net Interest Income:
--------------------

Net interest income was $74.6 million for the three months ended September 30, 1998, compared to $67.6 million for the three months ended September 30, 1997, resulting in an increase of $7.0 million, or 10.3%. The interest rate spread was 2.86% at September 30, 1998, compared to 2.61% at September 30, 1997, an increase of 25 basis points. During the three months ended September 30, 1998 and 1997, interest rate spreads were 2.71% and 2.58%, respectively, an increase of 13 basis points; and the yield on interest-earning assets was 2.89%, up six basis points from 2.83% over the same respective periods of time. The average balance of interest-earning assets increased $760.9 million for the three months ended September 30, 1998 compared to the same period ended September 30, 1997, while the average balance of interest-bearing liabilities increased $837.2 million over the same respective periods of time. The increases in these average balances are due to the acquisitions of AmerUs on July 31, 1998 and First National on January 30, 1998, and to internal growth. Net interest income increased for the three months ended September 30, 1998 compared to 1997 due to the increase in the average balances for loans and leases (even though average rates declined) partially offset by increases in the average balances of savings deposits and FHLB advances. The future trend in interest rate spreads and net interest income will be dependent upon such factors as the composition and size of the Corporation's interest-earning assets and interest-bearing liabilities, the interest rate risk exposure of the Corporation and the maturity and repricing activity of interest-sensitive assets and liabilities, as influenced by changes in and levels of both short-term and long-term market interest rates.

The following table presents certain information concerning yields earned on interest-earning assets and rates paid on interest-bearing liabilities during and at the end of each of the periods presented:

----------------------------------------------------------------------
                                      For the Three
                                       Months Ended            At
                                       September 30,     September 30,
                                      --------------     -------------
                                       1998     1997     1998     1997
----------------------------------------------------------------------
Weighted average yield on:
   Loans and leases                    8.00%    8.21%    8.04%    8.15%
   Mortgage-backed securities          6.16     6.25     6.43     6.76
   Investments                         6.58     7.09     6.49     6.77
----------------------------------------------------------------------
      Interest-earning assets          7.69     7.84     7.78     7.84
----------------------------------------------------------------------
Weighted average rate paid on:
   Savings deposits                    3.00     3.05     2.96     3.12
   Other time deposits                 5.59     5.79     5.62     5.76
   Advances from FHLB                  5.76     5.98     5.60     5.89
   Securities sold under agreements
      to repurchase                    5.95     6.04     5.81     6.03
   Other borrowings                    8.90    10.31     7.90     8.71
----------------------------------------------------------------------
      Interest-bearing liabilities     4.98     5.26     4.92     5.23
----------------------------------------------------------------------
Interest rate spread                   2.71%    2.58%    2.86%    2.61%
----------------------------------------------------------------------
Net annualized yield on
   interest-earning assets             2.89%    2.83%    3.02%    2.89%
----------------------------------------------------------------------

--------------------------------

The table below presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, and average yields and rates during the three months ended September 30, 1998. The following table includes nonaccruing loans averaging $52.3 million for the three months ended September 30, 1998, as interest-earning assets at a yield of zero percent:

----------------------------------------------------------------------
                                            Three Months Ended
                                            September 30, 1998
                                     ---------------------------------
                                                            Annualized
                                       Average                 Yield/
                                       Balance      Interest   Rate
----------------------------------------------------------------------
Interest-earning assets:
   Loans and leases                  $ 8,412,507    $ 168,470   8.00%
   Mortgage-backed securities          1,107,381       17,049   6.16
   Investments                           811,689       13,342   6.58
--------------------------------------------------------------------
      Interest-earning assets         10,331,577      198,861   7.69
--------------------------------------------------------------------
Interest-bearing liabilities:
   Savings deposits                    2,732,680       20,685   3.00
   Other time deposits                 4,328,722       61,022   5.59
   Advances from FHLB                  2,351,273       34,109   5.76
   Securities sold under
      agreements to repurchase           326,414        4,961   5.95
   Other borrowings                      155,728        3,464   8.90
--------------------------------------------------------------------
      Interest-bearing liabilities     9,894,817      124,241   4.98
--------------------------------------------------------------------

Net earnings balance                 $   436,760
                                     ===========

Net interest income                                 $  74,620
                                                    =========

Interest rate spread                                            2.71%
--------------------------------------------------------------------

Net annualized yield on
   interest-earnings assets                                     2.89%
--------------------------------------------------------------------

The net earnings balance (the difference between average interest-bearing liabilities and average interest-earning assets) decreased by $76.3 million for the three months ended September 30, 1998, compared to the three months ended September 30, 1997. Such decrease is primarily due to the acquisition of AmerUs which was financed by the $40.0 million one year notes, in part by the $45.0 million unsecured term note due July 31, 2003 and by the outlay of cash. In addition, the average balance of mortgage-backed securities decreased $260.9 million over the same respective periods of time due to principal repayments and sales.

--------------------------------

The table below presents the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities, respectively, and the amount of change in each attributable to: (i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The net change attributable to change in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. The following table demonstrates the effect of the increased volume of interest-earning assets and interest-bearing liabilities, the changes in interest rates and the effect on the interest rate spreads previously discussed:

------------------------------------------------------------------------------------
                                                            Three Months Ended
                                                       September 30, 1998 Compared
                                                          to September 30, 1997
                                                    --------------------------------
                                                       Increase (Decrease) Due to
------------------------------------------------------------------------------------
                                                     Volume       Rate        Net
------------------------------------------------------------------------------------
Interest Income:
   Loans and leases                                 $ 20,158    $ (4,434)   $ 15,724
   Mortgage-backed securities                         (4,020)       (312)     (4,332)
   Investments                                           662      (1,017)       (355)
------------------------------------------------------------------------------------
      Interest income                                 16,800      (5,763)     11,037
------------------------------------------------------------------------------------

Interest expense:
   Savings deposits                                    4,098         141       4,239
   Other time deposits                                  (235)     (2,118)     (2,353)
   Advances from FHLB                                  7,390      (1,046)      6,344
   Securities sold under agreements to repurchase     (4,278)       (135)     (4,413)
   Other borrowings                                      732        (489)        243
------------------------------------------------------------------------------------
      Interest expense                                 7,707      (3,647)      4,060
------------------------------------------------------------------------------------
Effect on net interest income                       $  9,093    $ (2,116)   $  6,977
------------------------------------------------------------------------------------

The net improvements due to changes in volume for the three months ended September 30, 1998, compared to September 30, 1997, reflect the net growth the Corporation has experienced, both internally and from acquisitions. The net decreases due to changes in rates between the three month periods ended September 30, 1998 and 1997, reflect the decreases in rates on all interest earning assets, partially offset by decreases in rates on interest-bearing liabilities, primarily other time deposits and FHLB advances.

Provision for Loan and Lease Losses and Real Estate Operations:
---------------------------------------------------------------

The Corporation recorded loan and lease loss provisions totaling $3.8 million, for the three months ended September 30, 1998, compared to $1.7 million for the three months ended September 30, 1997. The provision for the three months ended September 30, 1998, is higher by $2.1 million compared to the three months ended September 30, 1997, primarily due to additional nonrecurring loss reserves totaling $1.0 million recorded to conform the reserve positions of First Colorado to the policies of the Corporation and to the reserves recorded pursuant to the net increase in loans and leases ($1.118 billion increase comparing balances at September 30, 1998 to September 30, 1997). The allowance for loan and lease losses is based upon management's continuous evaluation of the collectibility of outstanding loans and leases, which takes into consideration such factors as changes in the composition of the loan and lease portfolios and economic conditions that may affect the borrower's ability to pay, regular examinations by the Corporation's credit review group of specific problem loans and leases and of the overall portfolio quality and real estate market conditions in the Corporation's lending areas.

The Corporation recorded a net loss from real estate operations of $161,000 for the three months ended September 30, 1998, compared to a net loss of $23,000 for the three months ended September 30, 1997. Real estate operations reflect provisions for real estate losses, net real estate operating activity, and gains and losses on dispositions of real estate.

---------------------------------------------------------------------------

Nonperforming assets are monitored on a regular basis by the Corporation's internal credit review and asset workout groups. Nonperforming assets increased $9.9 million at September 30, 1998, compared to June 30, 1998, resulting from net increases of $5.9 million in nonperforming loans and leases, $2.0 million in real estate and $2.0 million in troubled debt restructurings. Nonperforming assets as of the dates indicated are summarized as follows:

--------------------------------------------------------------------------------------
                                                                September 30,  June 30,
                                                                     1998       1998
--------------------------------------------------------------------------------------
Nonperforming loans and leases:
   Residential real estate loans                                    $48,168    $43,212
   Commercial real estate loans                                         992      1,369
   Consumer loans                                                     3,934      2,651
   Leases and other loans                                             2,202      2,134
--------------------------------------------------------------------------------------
       Total                                                         55,296     49,366
--------------------------------------------------------------------------------------

Real estate:
   Commercial                                                         6,891      8,891
   Residential                                                       12,892      8,874
--------------------------------------------------------------------------------------
       Total                                                         19,783     17,765
--------------------------------------------------------------------------------------

Troubled debt restructurings:
   Commercial                                                         5,529      3,524
   Residential                                                          727        778
--------------------------------------------------------------------------------------
       Total                                                          6,256      4,302
--------------------------------------------------------------------------------------

Total nonperforming assets                                          $81,335    $71,433
--------------------------------------------------------------------------------------

Nonperforming loans and leases to total loans and leases                .63%       .62%
Nonperforming assets to total assets                                    .73%       .69%
--------------------------------------------------------------------------------------

Allowance for loan and lease losses:
   Loans and leases (1)                                       $64,617    $56,295
   Bulk purchased loans (2)                                           7,899      8,462
--------------------------------------------------------------------------------------
       Total                                                        $72,516    $64,757
--------------------------------------------------------------------------------------

Allowance for loan and lease losses to total loans and leases           .82%       .81%
Allowance for loan and lease losses to total nonperforming assets     89.16%     90.65%
--------------------------------------------------------------------------------------

(1)      Includes $96,000 and $97,000 at September 30, 1998 and June 30, 1998,
         respectively, in general allowance for losses established primarily to cover risks associated with borrowers' delinquencies and defaults on loans held for sale.

(2) Represents the allowance for loan losses for single-family residential whole loans purchased between January 1991 and June 30, 1992 (bulk purchased loans), which had been allocated from the amount of net discounts associated with the Corporation's purchase of these loans to provide for the credit risk associated with such bulk purchased loans. These bulk purchased loans had principal balances of $361.9 million and $388.5 million, respectively, at September 30, 1998 and June 30, 1998. These allowances are available only to absorb losses associated with respective bulk purchased loans and are not available to absorb losses from other loans.

---------------------------------------------------------------------------

The ratio of nonperforming loans and leases to total loans and leases was .63% at September 30, 1998, based on loan and lease balances of $8.796 billion, compared to .62% at June 30, 1998 based on respective loan and lease balances approximating $8.020 billion. The ratio of nonperforming assets to total assets was .73% at September 30, 1998, compared to .69% at June 30, 1998. Ratios for nonperforming loans and leases to total loans and leases increased compared to June 30, 1998, due to increases in such nonperforming loans and leases, primarily delinquent residential real estate loans and consumer loans, partially offset by the net increase in loans and leases at September 30, 1998, compared to June 30, 1998. Ratios for nonperforming assets to total assets increased compared to June 30, 1998 due to increases in total nonperforming assets partially offset by the net increase in total assets. The percentage of allowance for loan and lease losses to total loans and leases increased slightly compared to June 30, 1998, due primarily to the net increase in the loss allowance partially offset by the net increase in loans and leases at September 30, 1998, compared to June 30, 1998. The allowance for loan and lease losses to total nonperforming assets remained relatively unchanged at September 30, 1998, compared to June 30, 1998.

Nonperforming loans and leases at September 30, 1998, increased by $5.9 million compared to June 30, 1998, primarily due to net increases totaling $5.0 million and $1.3 million, respectively, for delinquent residential real estate loans and delinquent consumer loans. These increases were partially offset by a net decrease of $377,000 in delinquent commercial real estate loans. The net increase in real estate of $2.0 million at September 30, 1998, compared to June 30, 1998, is due primarily to the net increase in residential real estate properties partially offset by the net dispositions of commercial real estate. The net increase of $2.0 million in troubled debt restructurings at September 30, 1998, compared to June 30, 1998, is primarily attributable to a net increase in commercial real estate loans of $2.0 million with the net decreases due primarily to loan principal repayments.

Loan Servicing Fees:
--------------------

Fees from loans serviced for other institutions totaled $8.4 million and $8.9 million, respectively, for the three months ended September 30, 1998 and 1997. The decrease comparing the respective periods is primarily due to a net decrease in loans serviced for other institutions comparing fiscal the year 1998 period to the fiscal year 1997 period. At September 30, 1998 and 1997, the Corporation's mortgage servicing portfolio approximated $7.321 billion and $7.411 blion, respectively.

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

Retail Fees and Charges:
------------------------

Retail fees and charges totaled $9.4 million and $7.1 million, respectively, for the three months ended September 30, 1998 and 1997. The net increase results primarily from increases in certain checking account fees and related ancillary fees for overdraft and insufficient funds charges attributable to a significant increase in the number of retail checking accounts at September 30, 1998, compared to September 30, 1997. The AmerUs and First National acquistions contributed over $1.0 million in retail fees and charges for the three months ended September 30, 1998.

Gain on Sales of Loans:
-----------------------

The Corporation sold loans to third parties through its mortgage banking operations resulting in net pre-tax gains of $1.9 million on loans sold totaling $513.3 million for the three months ended September 30, 1998, compared to net pre-tax gains of $579,000 on loans sold totaling $220.7 million for the three months ended September 30, 1997. Mortgage loans are generally sold in the secondary market with loan servicing retained and without recourse to the Corporation. The net gains are attributable to the relatively stable interest rate environments over the respective periods.

Gain on Sales of Securities:
----------------------------

The Corporation sold securities available for sale resulting in net pre-tax gains of $1.7 million for the three months ended September 30, 1998, on sales totaling $78.5 million, compared to $23,000 for the three months ended September 30, 1997 on sales totaling $7.9 million.

Other Operating Income:
-----------------------

Other operating income totaled $5.7 million for the three months ended September 30, 1998, compared to $6.4 million for the three months ended September 30, 1997. The major components of other operating income are brokerage commissions, credit life and disability commissions, insurance commissions and leasing operations. Such amounts were relatively stable comparing both periods. The net decrease for the three months ended September 30, 1998, compared to 1997 is primarily attributable to nonrecurring items recorded in the September 30, 1997 first quarter: $478,000 from excess trustee fees on debt payoff, $402,000 from bankruptcy settlements and a net pre-tax gain of $355,000 from the sale of a portion of loan servicing rights.

General and Administrative Expenses:
------------------------------------

General and administrative expenses totaled $65.9 million for the three months ended September 30, 1998, compared to $46.7 million for the three months ended September 30,1997.

The net increase of $19.2 million for the three months ended September 30, 1998, compared to the three months ended September 30, 1997, is primarily due to net increases in merger expenses of $15.8 million, occupancy and equipment of $1.6 million, compensation and benefits of $1.3 million and advertising of $486,000. Such net increase comparing quarters is primarily due to the current fiscal year merger expenses totaling $16.0 million primarily associated with the First Colorado acquisition compared to $187,000 initially recorded in the first quarter ended September 30, 1997 for the fiscal year 1998 acquisitions. The other increases in general and administrative expenses are due to the AmerUs and First National acquisitions which were accounted for under the purchase method of accounting. These acquisitions result in increased personnel wages and benefits and costs of operating additional branches, as well as other expenses also incurred on an indirect basis attributable to these acquisitions.

Amortization of Intangible Assets:
----------------------------------

Amortization of intangible assets totaled $3.3 million for the three months ended September 30, 1998, compared to $1.7 million for the three months ended September 30, 1997. The net increase for the three months ended September 30, 1998 compared to 1997 is due to the AmerUs acquisition and the First National acquisition both of which were accounted for as purchases.

Provision for Income Taxes:
---------------------------

For the three months ended September 30, 1998, the provision for income taxes totaled $13.4 million compared to $14.6 million for the three months ended September 30, 1997. The effective income tax rates for the three months ended September 30, 1998 and 1997, were 47.0% and 36.0%, respectively. The effective tax rates for both periods vary from the applicable statutory rates primarily due to the nondeductibility of amortization of intangible assets in relation to the level of taxable income for the respective periods and to the nondeductibility of certain merger-related expenses and other nonrecurring charges.

Year 2000:
----------

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

The third party vendors have advised the Corporation that all such computer systems and programs either are or shortly will be Year 2000 compliant. The Corporation tests all such systems before integration into its computer environment. The Corporation has scheduled certain operations that were converted in October 1998. This conversion allowed the corporation to resolve application and conversion problems that arose and to do further testing to enhance software programs and future conversions. Final conversions are scheduled for completion early in calendar year 1999.

The Corporation has also initiated formal communications with non-mainframe software and hardware vendors to determine the extent to which the Corporation's interface systems may be vulnerable to those third parties' failure to remediate their own Year 2000 issues. If the third party vendors are unable to resolve Year 2000 issues in time, the conversion is delayed significantly or major problems arise as a result of the conversion, the Corporation would likely experience significant data processing delays, mistakes or failures. Theses delays, mistakes or failures could have significant adverse impact on the financial condition and results of operations of the Corporation. In addition, there can be no assurance that the systems of other companies on which the Corporation's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Corporation's systems, would not have a material adverse effect on the Corporation. The Corporation has developed a Year 2000 contingency plan that addresses, among other issues, critical operations and potential failures thereof, and strategies for business continuation such as contracting with alternative vendors and re-deployment of internal staff as needed in critical areas. The Corporation is also evaluating non-technical systems that rely on imbedded technology in their critical processes so that such systems will continue to operate without interruption.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         On August 14, 1998, the Corporation consummated its acquisition of First Colorado which was accounted for as a pooling of interests. One of the requirements of the transaction with First Colorado was the issuance of 1,400,000 shares of First Colorado common stock immediately prior to the consummation of the merger. Such requirement was necessary to cure the taint on the treasury stock of First Colorado so this transaction could be accounted for as a pooling of interests. These shares offered directly by First Colorado (and placed by Merrill Lynch & Co. and Fox-Pitt, Kelton Inc.) resulted in gross cash proceeds (prior to any transaction costs) of $33,425,000 less the placement agent's commission of $919,000, or net proceeds totaling $32,506,000.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         A Special Meeting of Stockholders was called on July 3, 1998, for shareholders of record at May 14, 1998. The purpose of the meeting was as follows:

         (1) Approval of the First Colorado merger. In addition, an amendment to the Corporation's Articles of Incorporation to increase the number of shares authorized from 50,000,000 to 70,000,000 was required to consummate the acquisition of First Colorado.

         (2) Approval of an amendment to the Corporation's Articles of Incorporation to further increase the number of authorized shares from 70,000,000 to 120,000,000 shares. In the event the First Colorado merger was not approved, this amendment would increase the authorized shares from 50,000,000 to 100,000,000 shares. This increase in the total number of authorized shares would allow the Corporation to meet its future needs and provide greater flexibility in responding to advantageous business opportunities including possible future acquisition opportunities.

         (3) Approval of an amendment to the Corporation's 1996 Stock Option and Incentive Plan to increase the number of shares available for grant by 2,400,000. The purpose for this amendment was to encourage stock ownership and to attract, retain and motivate the best available personnel and provide incentives for such individuals to promote the success of the Corporation.

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

         For the proposals to be approved, Proposal 1 required a minimum two-thirds majority of the Corporation's common stock outstanding and Proposals 2 and 3 required a minimun of 50% of the votes cost. Voting results were as follows (based on 40,314,556 shares on record date entitled to vote):

         Proposal 1 -  Approval of First Colorado Merger and Increase in
         ---------------------------------------------------------------
         Authorized Shares
         -----------------


           Votes For      Votes Against       Abstentions or Broker Nonvotes
           ---------      -------------       ------------------------------
           30,401,334        98,212                      3,796,202


         Proposal 2 - Approval to Further Increase Authorized Shares
         -----------------------------------------------------------

           Votes For      Votes Against       Abstentions or Broker Nonvotes
           ---------      -------------       ------------------------------
           31,074,118       1,064,864                    2,156,766


         Proposal 3 - Approval to Amend 1996 Stock Option and Incentive Plan
         -------------------------------------------------------------------

           Votes For      Votes Against       Abstentions or Broker Nonvotes
           ---------      -------------       ------------------------------
           23,589,479       6,784,607                    3,921,662

* The Form 8-K dated July 3, 1998 to announce the results on the aforementioned three proposals voted upon at the Special Meeting is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a). Exhibits:

              Exhibit 4.2 Shareholder Rights Agreement by and between
                          Registrant and Harris Trust and Savings Bank, as amended.

              Exhibit 11. Computation of Earnings Per Share

              Exhibit 27. Financial Data Schedules

         (b). Reports on Form 8-K:

              The Corporation filed a Current Report on Form 8-K dated July 3, 1998 to announce the results on the three proposals voted upon at the Special Meeting held July 3, 1998. See Item 4 "Submission of Matters to a Vote of Security Holders" for additional information.

              The Corporation filed a Current Report on Form 8-K dated July 31, 1998, reporting that the Corporation had consummated the AmerUs Bank acquisition. See Note B for additional information concerning this acquisition.

              The Corporation filed a Current Report on Form 8-K dated August 10, 1998 reporting that the Corporation and First Colorado Bancorp, Inc. agreed to revise the exchange ratio of common stock from .9677 to .9847. The Corporation also filed a Current Report on Form 8-K dated August 14, 1998, reporting that the Corporation had consummated the First Colorado acquisition. See Note B for additional information concerning this acquisition.

              Effective August 14, 1998 the Corporation entered into a definitive agreement to acquire Midland First Financial Corporation, parent company of Midland Bank located in Missouri. A Current Report on Form 8-K was filed on August 19, 1998 by the Corporation announcing such agreement. See Note D for additional information regarding this pending acquisition.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    COMMERCIAL FEDERAL CORPORATION
                                    ----------------------------------------
                                    (Registrant)




Date:    November 12, 1998          /s/ James A. Laphen
                                    ----------------------------------------
                                    James A. Laphen, President, Chief
                                    Operating Officer and Chief
                                    Financial Officer (Duly Authorized
                                    and Principal Financial Officer)




Date:    November 12, 1998          /s/ Gary L. Matter
                                    ----------------------------------------
                                    Gary L. Matter, Senior Vice President,
                                    Controller and Secretary
                                    (Principal Accounting Officer)