Form 10-Q/A
period 1998-09-30
COMMERCIAL FEDERAL CORP
filed 1998-12-09
CIK 744778

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

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, or not later than July 1, 1999, for the Corporation, with initial application as of the beginning of any fiscal quarter that begins after the issuance of this statement. On that initial application date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Management of the Corporation does not believe that such adoption will have a material effect on the Corporation's financial position, liquidity or results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

The Corporation's principal asset is its investment in the capital stock of the Bank, and because it does not generate any significant revenues independent of the Bank, the Corporation's liquidity is dependent on the extent to which it receives dividends from the Bank. The Bank's ability to pay dividends to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Under capital distribution regulations of the OTS, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed dividend, has total capital that is at least equal to the amount of its fully phased-in capital requirements (a "Tier I Association") is permitted to pay dividends during a calendar year in an amount equal to the greater of (i) 75.0% of its net income for the recent four quarters, or (ii) 100.0% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in risk-based capital ratio requirement at the beginning of the calendar year. At September 30, 1998, the Bank qualified as a Tier I Association, and would be permitted to pay an aggregate amount approximating $144.0 million in dividends under these regulations. Should the Bank's regulatory capital fall below certain levels, applicable law would require approval by the OTS of such proposed dividends and, in some cases, would prohibit the payment of dividends.

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

Net cash flows provided by investing activities totaled $449.5 million for the three months ended September 30, 1998, and net cash flows used by investing activities totaled $118.5 million for the three months ended September 30, 1997. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities and (ii) the purchase and origination of loans, mortgage-backed and investment securities. The acquisition of First Colorado ( consummated in the current fiscal year quarter) had no material effect on liquidity, except for the cash outlays totaling $17.2 million relating to nonrecurring merger related costs, since such transaction was consummated in an exchange of common stock between the financial institutions. The acquisition of AmerUs resulted in a cash outlay of approximately $53.3 million and the pending acquisition of Midland will result in a cash outlay of approximately $83.0 million. The acquisition of AmerUs was financed by $40.0 million of one-year purchase notes from the seller bearing interest at 150 basis points over the one-year Treasury bill rate, a $10.0 million capital distribution from the Bank and, in part, by a $45.0 million term note borrowed by the Corporation on July 30, 1998. This note is a five-year term note due July 31, 2003, unsecured, with quarterly principal payments of $1.25 million and interest payable quarterly at 100 basis points below the lender's national base rate. Management of the Corporation has not decided whether the acquisition of Midland will be financed from available funds and borrowings, funds from the Bank, or a combination thereof.

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



                                    COMMERCIAL FEDERAL CORPORATION
                                    ----------------------------------------
                                    (Registrant)



Date:    December 8,  1998          /s/ James A. Laphen
                                    ----------------------------------------
                                    James A. Laphen, President, Chief
                                    Operating Officer and Chief
                                    Financial Officer (Duly Authorized
                                    and Principal Financial Officer)




Date:    December 8, 1998           /s/ Gary L. Matter
                                    ----------------------------------------
                                    Gary L. Matter, Senior Vice President,
                                    Controller and Secretary
                                    (Principal Accounting Officer)