Form 10-Q
period 1998-12-31
COMMERCIAL FEDERAL CORP
filed 1999-02-16
CIK 744778

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended DECEMBER 31, 1998

                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 1-11515


                        COMMERCIAL FEDERAL CORPORATION
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


               NEBRASKA                                      47-0658852
-------------------------------------------          --------------------------
    (State or other jurisdiction of                       (I. R. S. Employer
     incorporation or organization)                     Identification Number)


2120 SOUTH 72ND STREET, OMAHA, NEBRASKA                        68124
------------------------------------------           --------------------------
  (Address of principal executive offices)                  (Zip Code)


                                (402) 554-9200
              ---------------------------------------------------
             (Registrant's telephone number, including area code)


                                NOT APPLICABLE
   -----------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Section 13 or Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filing such registrant was requirements reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES  X     NO________
   -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at February 8, 1999
--------------------------------------           -------------------------------
     Common Stock, $0.01 Par Value                      60,793,085  Shares

                        COMMERCIAL FEDERAL CORPORATION
                        ------------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

--------------------------------------------------------------------------------------------------------
PART I.   FINANCIAL INFORMATION                                                            PAGE NUMBER
          ---------------------                                                            -----------
          Item 1.   Financial Statements:

                    Consolidated Statement of Financial Condition as of
                      December 31, 1998 and June 30, 1998                                       3

                    Consolidated Statement of Operations for the Three
                      and Six Months Ended December 31, 1998 and 1997                         4-5

                    Consolidated Statement of Comprehensive Income for the
                      Three and Six Months Ended December 31, 1998 and 1997                     6

                    Consolidated Statement of Cash Flows for the
                      Six Months Ended December 31, 1998 and 1997                             7-8

                    Notes to Consolidated Financial Statements                               9-14

          ITEM 2.   Management's Discussion and Analysis of financial
                      Condition and Results of Operations                                   15-26

          ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk              27-28

PART II.  OTHER INFORMATION
          -----------------

          Item 2.   Changes in Securities and Use of Proceeds                                  29

          Item 4.   Submission of Matters to a Vote of Security Holders                        29

          Item 5.   Other Information                                                          30

          Item 6.   Exhibits and Reports on Form 8-K                                           30

SIGNATURE PAGE                                                                                 31
EXHIBIT INDEX                                                                                  32
--------------------------------------------------------------------------------------------------------

                        COMMERCIAL FEDERAL CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS


                         PART I. FINANCIAL INFORMATION
                         -----------------------------
                         ITEM 1. FINANCIAL STATEMENTS
                         ----------------------------


----------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                           December 31,          June 30,
ASSETS                                                                                              1998                1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                (Unaudited)         (Unaudited)
Cash (including short-term investments of $3,376 and $62,866)                                      $   174,560         $   217,012
Investment securities available for sale, at fair value                                                 34,645             141,116
Mortgage-backed securities available for sale, at fair value                                           414,240             171,393
Loans held for sale, net                                                                               388,432             290,380
Investment securities held to maturity (fair value of $617,183 and $533,078)                           616,554             532,188
Mortgage-backed securities held to maturity (fair value of $967,594 and $921,716)                      964,861             920,456
Loans and leases receivable, net of allowances of $72,287 and $64,660                                8,698,426           7,566,896
Federal Home Loan Bank stock                                                                           163,549             131,132
Interest receivable, net of allowances of $781 and $201                                                 75,838              66,353
Real estate, net                                                                                        26,415              22,195
Premises and equipment, net                                                                            163,056             134,951
Prepaid expenses and other assets                                                                      165,863             127,971
Intangible assets, net of accumulated amortization of $41,026 and $33,558                              189,938              77,186
----------------------------------------------------------------------------------------------------------------------------------

      Total Assets                                                                                 $12,076,377         $10,399,229
----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------

Liabilities:
   Deposits                                                                                        $ 7,420,634         $ 6,558,207
   Advances from Federal Home Loan Bank                                                              3,213,110           2,379,182
   Securities sold under agreements to repurchase                                                      159,522             334,294
   Other borrowings                                                                                    176,140             110,674
   Interest payable                                                                                     42,850              36,261
   Other liabilities                                                                                   120,337             119,416
----------------------------------------------------------------------------------------------------------------------------------

      Total Liabilities                                                                             11,132,593           9,538,034
----------------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies                                                                               --                  --
----------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued                               --                  --
   Common stock, $.01 par value; 120,000,000 shares authorized;
      60,696,321 and 58,714,826 shares issued and outstanding                                              607                 587
   Additional paid-in capital                                                                          380,308             337,697
   Retained earnings                                                                                   573,335             534,245
   Unearned Employee Stock Ownership Plan (ESOP) shares                                                (11,069)            (11,404)
   Accumulated other comprehensive income, net                                                             603                  70
----------------------------------------------------------------------------------------------------------------------------------

      Total Stockholders' Equity                                                                       943,784             861,195
----------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                                   $12,076,377         $10,399,229
----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                             Three Months Ended                    Six Months Ended
                                                                             December 31,                         December 31,
                                                                       -------------------------           -------------------------
                                                                         1998            1997               1998            1997
------------------------------------------------------------------------------------------------------------------------------------
Interest Income:
     Loans and leases receivable                                       $ 172,582       $ 154,483           $ 341,052      $ 307,229
     Mortgage-backed securities                                           18,897          20,808              35,946         42,189
     Investment securities                                                12,236          14,683              25,578         28,380
------------------------------------------------------------------------------------------------------------------------------------
          Total interest income                                          203,715         189,974             402,576        377,798

Interest Expense:
     Deposits                                                             80,877          79,342             162,584        159,163
     Advances from Federal Home Loan Bank                                 34,909          30,679              69,018         58,444
     Securities sold under agreements to repurchase                        2,915           8,254               7,876         17,628
     Other borrowings                                                      3,599           3,081               7,063          6,302
------------------------------------------------------------------------------------------------------------------------------------
          Total interest expense                                         122,300         121,356             246,541        241,537

Net Interest Income                                                       81,415          68,618             156,035        136,261
Provision for Loan and Lease Losses                                       (3,000)         (5,959)             (6,800)        (7,647)
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan and Lease Losses             78,415          62,659             149,235        128,614

Other Income:
     Loan servicing fees                                                   8,824           8,851              17,255         17,727
     Retail fees and charges                                               9,552           7,652              18,922         14,768
     Real estate operations                                                 (218)          1,902                (379)         1,879
     Gain on sales of loans                                                1,674             423               3,579          1,002
     Gain on sales of securities                                           1,619           2,285               3,307          2,308
     Other operating income                                                6,576           7,174              12,277         13,593
------------------------------------------------------------------------------------------------------------------------------------
          Total other income                                              28,027          28,287              54,961         51,277

Other Expense:
     General and administrative expenses -
       Compensation and benefits                                          22,910          21,871              45,927         43,626
       Occupancy and equipment                                             9,158           7,026              17,501         13,731
       Data processing                                                     2,529           2,986               5,143          5,817
       Regulatory insurance and assessments                                1,431           1,272               2,879          2,545
       Advertising                                                         3,574           3,106               7,248          6,294
       Other operating expenses                                           12,699          11,884              23,586         22,611
       Merger expenses                                                         -           1,066              15,963          1,253
------------------------------------------------------------------------------------------------------------------------------------
          Total general and administrative expenses                       52,301          49,211             118,247         95,877
     Amortization of intangible assets                                     4,213           1,802               7,468          3,538
------------------------------------------------------------------------------------------------------------------------------------
          Total other expense                                             56,514          51,013             125,715         99,415
------------------------------------------------------------------------------------------------------------------------------------

Income Before Income Taxes                                                49,928          39,933              78,481         80,476
Provision for Income Taxes                                                18,702          14,478              32,132         29,066
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                             $  31,226       $  25,455           $  46,349      $  51,410
------------------------------------------------------------------------------------------------------------------------------------

                        COMMERCIAL FEDERAL CORPORATION
               CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                             Three Months Ended          Six  Months Ended
                                                                            December 31,                December 31,
                                                                      ------------------------    ------------------------
                                                                         1998         1997           1998         1997
--------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares
  outstanding used in basic earnings per share calculation             59,469,858   55,760,561     59,037,869   55,503,961
Add assumed exercise of outstanding stock options
  as adjustments for dilutive securities                                  588,102    1,380,977        715,063    1,345,097
--------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
  outstanding used in diluted earnings per share calculation           60,057,960   57,141,538     59,752,932   56,849,058
--------------------------------------------------------------------------------------------------------------------------

Earnings per common share:
      Basic                                                           $       .53  $       .46    $       .79  $       .93
                                                                      ===========  ===========    ===========  ===========
      Diluted                                                         $       .52  $       .45    $       .78  $       .90
                                                                      ===========  ===========    ===========  ===========
--------------------------------------------------------------------------------------------------------------------------

Dividends declared per common share                                   $      .065  $      .055    $      .120  $      .102
--------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                  (UNAUDITED)


------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                    Three Months Ended            Six Months Ended
                                                                              December 31,                December 31,
                                                                      --------------------------     -------------------------
                                                                         1998            1997           1998            1997
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                              $31,226         $25,455        $46,349         $51,410

Other comprehensive income (loss):
  Unrealized holding gains (losses) on securities
   available for sale arising during periods                               (848)          1,274          4,127           4,054
  Less reclassification adjustment for net gains
   included in net income                                                (1,619)         (2,285)        (3,307)         (2,308)
------------------------------------------------------------------------------------------------------------------------------
                                                                         (2,467)         (1,011)           820           1,746
  Income tax provision (benefit)                                           (863)           (354)           287             611
------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss)                                        (1,604)           (657)           533           1,135
------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income                                                    $29,622         $24,798        $46,882         $52,545
------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                                Six Months Ended
                                                                                                         December 31,
                                                                                        -----------------------------------------
                                                                                                1998                  1997
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                      $   46,349         $  51,410
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
      Amortization of intangible assets                                                              7,468             3,538
      Provision for loss on loans and leases and real estate                                         7,465             7,632
      Depreciation and amortization                                                                  8,013             6,278
      Accretion of deferred discounts and fees, net                                                  1,137              (143)
      Amortization of mortgage servicing rights                                                      6,174             5,148
      Amortization of deferred compensation on restricted
         stock and deferred compensation plans and premiums on other borrowings                      1,091               973
      Gain on sales of real estate, loans and loan servicing rights, net                            (4,268)           (3,748)
      Gain on sales of  securities                                                                  (3,307)           (2,308)
      Stock dividends from Federal Home Loan Bank                                                   (4,727)           (3,989)
      Proceeds from the sale of loans                                                            1,014,892           427,292
      Origination of loans held for sale                                                          (332,954)         (231,565)
      Purchases of loans  held for resale                                                         (772,233)         (193,372)
      Decrease (increase) in interest receivable                                                       652            (7,293)
      Decrease in interest payable and other liabilities                                            (4,919)          (19,403)
      Other items, net                                                                             (25,474)            4,540
                                                                                                ----------         ---------
         Total adjustments                                                                        (100,990)           (6,420)
                                                                                                ----------         ---------
            Net cash (used) provided by operating activities                                       (54,641)           44,990
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of loans                                                                          (764,481)         (408,513)
      Repayment of loans, net of originations                                                      517,291           121,285
      Principal repayments of mortgage-backed securities held to maturity                          153,938           121,757
      Purchases of mortgage-backed securities held to maturity                                    (187,406)               --
      Purchases of mortgage-backed securities available for sale                                  (397,502)          (40,757)
      Proceeds from sales of mortgage-backed securities available for sale                         202,582            33,768
      Principal repayments of mortgage-backed securities available for sale                         45,576            28,212
      Maturities and repayments of investment securities held to maturity                          201,419           211,700
      Purchases of investment securities held to maturity                                         (296,693)         (141,233)
      Purchases of investment securities available for sale                                             --           (81,778)
      Maturities and repayments of investment securities available for sale                        119,869            17,006
      Proceeds from sales of investment securities available for sale                               26,845            18,711
      Purchases of mortgage loan servicing rights                                                  (11,293)           (5,604)
      Purchases of Federal Home Loan Bank stock                                                    (25,833)          (18,828)
      Proceeds from sale of Federal Home Loan Bank stock                                            11,325                --
      Proceeds from sales of real estate                                                             8,403            14,669
      Payments to acquire real estate                                                                 (256)           (2,018)
      Acquisitions, net of cash received                                                           (11,067)            3,086
      Purchases of premises and equipment, net                                                     (22,287)           (6,141)
      Other items, net                                                                              (3,133)           (1,482)
                                                                                                ----------         ---------
            Net cash used by investing activities                                                 (432,703)         (136,160)
---------------------------------------------------------------------------------------------------------------------------------


                        COMMERCIAL FEDERAL CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

---------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                       Six Months Ended
                                                                                December 31,
                                                                        ---------------------------
                                                                            1998            1997
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in deposits                                                      $  (92,793)     $ (49,709)
Proceeds from Federal Home Loan Bank advances                              1,250,000        857,530
Repayments of Federal Home Loan Bank advances                               (632,525)      (616,030)
Proceeds from securities sold under agreements to repurchase                  25,000        100,000
Repayments of securities sold under agreements to repurchase                (200,000)      (175,000)
Proceeds from issuances of other borrowings                                   85,000         10,253
Repayments of other borrowings                                               (18,464)       (38,661)
Payments of cash dividends on common stock                                    (9,580)        (7,477)
Issuance of common stock                                                      40,176          4,117
Other items, net                                                              (1,922)         1,038
                                                                          ----------      ---------
             Net cash provided by financing activities                       444,892         86,061
---------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS:
Decrease in net cash position                                                (42,452)        (5,109)
Balance, beginning of year                                                   217,012        177,403
Adjustments to convert acquisitions to fiscal year end                             -        (32,583)
                                                                          ----------      ---------
Balance, end of period                                                    $  174,560      $ 139,711
                                                                          ==========      =========
---------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for -
   Interest expense                                                       $  249,281      $ 214,754
   Income taxes, net                                                          24,622         32,888
Non-cash investing and financing activities -
   Loans exchanged for mortgage-backed securities                             15,510         97,395
   Loans transferred to real estate                                            8,013          3,374
   Loans to facilitate the sale of real estate                                   128             14
   Common stock received in connection with stock options exercised, net          --         (3,728)
---------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF AND FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                                  (Unaudited)

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

During the three months ended September 30, 1998, the Corporation consummated the acquisitions of AmerUs Bank (AmerUs) and First Colorado Bancorp, Inc. (First Colorado). The accounts and results of operations of AmerUs are reflected in the Corporation's consolidated financial statements beginning July 31, 1998 since this acquisition was accounted for as a purchase. The First Colorado acquisition was accounted for as a pooling of interests and, accordingly, the Corporation's historical consolidated financial statements were restated for all periods to include the accounts and results of operations of First Colorado. See Note B for additional information regarding these acquisitions.

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

The accompanying interim consolidated financial statements have not been audited by independent auditors. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, the required restatement of all periods prior to the merger with First Colorado and the merger expenses and other nonrecurring items recorded during the first half of fiscal year 1999) considered necessary to fairly present the financial statements have been included. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's June 30, 1998, Annual Report to Stockholders. The results of operations for the three and six month periods ended December 31, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year 1999. Certain amounts in the prior fiscal year periods have been reclassified for comparative purposes.

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

AmerUs was a federally chartered savings bank headquartered in Des Moines, Iowa and operated 47 branches in Iowa (26), Missouri (8), Nebraska (6), Kansas (4), Minnesota (2) and South Dakota (1). At July 31, 1998, before purchase accounting adjustments, AmerUs had total assets of approximately $1.3 billion, deposits of approximately $949,700,000 and stockholder's equity of approximately $84,800,000. This acquisition was accounted for as a purchase with purchase accounting adjustments and intangible assets amortized for five months through December 31, 1998. The fair value adjustments and other purchase accounting adjustments, as well as amortization methods and lives, will be finalized during fiscal year 1999 pursuant to generally accepted accounting principles.

     -------------------------------------

The accounts and consolidated results of operations for the six months ended December 31, 1998 include the results of AmerUs beginning July 31, 1998. The following table summarizes results (for the quarter that the acquisition consumated and the preceding fiscal year) on an unaudited consolidated pro forma basis (including an after-tax loss of $22,504,000 from AmerUs for the month of July 1998) as though this purchase had occurred at the beginning of fiscal year 1998:

-------------------------------------------------------------------------------------------------------------------------
                                                                                          Three Months       Fiscal Year
                                                                                              Ended             Ended
                                                                                       September 30, 1998   June 30, 1998
-------------------------------------------------------------------------------------------------------------------------
Total interest income and other income                                                  $         206,513   $     871,127
Net income (loss)                                                                                  (7,975)         69,481
Diluted earnings (loss) per common share                                                             (.13)           1.67
-------------------------------------------------------------------------------------------------------------------------

FIRST COLORADO BANCORP, INC. On August 14, 1998, the Corporation consummated its acquisition of First Colorado. Under the terms of the agreement, the Corporation acquired in a tax-free reorganization all 18,564,766 outstanding shares of First Colorado's common stock in exchange for 18,278,789 shares of its common stock. Based on the Corporation's closing stock price of $26.375 at August 14, 1998, the total consideration for this acquisition, including cash paid for fractional shares, approximated $482,154,000. This acquisition was accounted for as a pooling of interests.

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

The following table reconciles total interest income and other income, total interest expense and net income previously reported by the Corporation and First Colorado to give effect to the merger as currently presented in the financial statements for the comparable three and six months ended December 31, 1997, included herein:

----------------------------------------------------------------------------------------------------------------

                                                                          Corporation  First Colorado  Combined
----------------------------------------------------------------------------------------------------------------
Three months ended December 31, 1997:
  Total interest income and other income                                  $   186,595  $    31,666     $ 218,261
  Total interest expense                                                      105,921       15,435       121,356
  Net income                                                                   19,561        5,894        25,455
----------------------------------------------------------------------------------------------------------------
Six Months ended December 31,1997:
  Total interest income and other income                                  $   368,568  $    60,507     $ 429,075
  Total interest expense                                                      210,922       30,615       241,537
  Net income                                                                   40,336       11,074        51,410

Prior to merger into the Corporation, results of operations for First Colorado were reported on a calendar year basis. In restating prior periods, the accounts and results of operations of First Colorado were conformed to the Corporation's fiscal year ended June 30, 1998. Accordingly, in changing to the Corporation's fiscal year, First Colorado's accounts and results of operations for the six months ended June 30, 1997, including total interest income and other income of $55,737,000, total interest expense of $29,399,000 and net income of $8,840,000 were excluded from reported results of operations for the restated combined companies. Such amounts, net of a cash dividend of $3,477,000, are included in the Corporation's consolidated retained earnings of the consolidated total stockholders' equity.

C.   FISCAL YEAR 1999 MERGER EXPENSES AND OTHER NONRECURRING ITEMS:
     --------------------------------------------------------------

The Corporation incurred pre-tax merger expenses and other nonrecurring items totaling $16,089,000 for the six months ended December 31, 1998, associated primarily with the First Colorado acquisition. These items are detailed below with their classification noted parenthetically as to where such items are included in the consolidated statement of operations.

---------------------------------------------------------------------------------------------------------------------------------
                                                                                       Three Months                Six Months
                                                                                           Ended                     Ended
                                                                                     December 31, 1998         December 31, 1998
---------------------------------------------------------------------------------------------------------------------------------
Merger expenses:
    Transaction costs related to the combinations                                              $    --                  $ 8,015
    Employee severance and other termination costs                                                  --                    1,449
    Costs to combine operations                                                                     --                    6,499
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                    --                   15,963
Other nonrecurring items:
    Additional loan loss reserves - (provision for loan and lease losses)                           --                    1,000
    Gain on sale of First Colorado branch - (other operating income)                            (1,076)                  (1,076)
    Conforming accounting practices of combining companies -
        (compensation and benefits)                                                                 --                      202
---------------------------------------------------------------------------------------------------------------------------------
Total merger expenses and other nonrecurring items, before income taxes                         (1,076)                  16,089
Income tax provision (benefit)                                                                     413                   (2,954)
----------------------------------------------------------------------------------------------------------------------------------
Total merger expenses and other nonrecurring items, after-tax                                  $  (663)                 $13,135
----------------------------------------------------------------------------------------------------------------------------------

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

Midland Bank is a privately-held commercial bank headquartered in Lee's Summit, Missouri that operates eight branches in the greater Kansas City area. At December 31, 1998, Midland had total assets of approximately $412,562,000, deposits of approximately $358,729,000 and stockholders' equity of approximately $28,146,000. This pending acquisition, approved by Midland's shareholders, has also received approval by the regulatory agencies and is expected to close during the quarter ending March 31, 1999. This acquisition will be accounted for as a purchase with resulting intangible assets amortized pursuant to the methods and lives according to generally accepted accounting principles.

E.   COMMITMENTS AND CONTINGENCIES:
     ------------------------------

At December 31 1998, the Corporation issued commitments, excluding undisbursed portions of loans in process, of approximately $926,132,000 as follows:
$411,384,000 to originate loans, $222,056,000 to purchase loans, $75,000,000 to purchase mortgage-backed securities and $217,692,000 to provide unused lines of credit for commercial and consumer use. Loan commitments, which are funded subject to certain limitations, extend over various periods of time. Generally, unused loan commitments are canceled upon expiration of the commitment term as outlined in each individual contract. These outstanding loan commitments to extend credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn upon. In addition, at December 31, 1998, the Corporation had issued commitments to sell mortgage loans and securities totaling $588,230,000 as follows: $471,111,000 in mandatory forward delivery commitments to sell residential mortgage loans, $113,869,000 in commitments to sell mortgage-backed securities and $3,250,000 in commitments to sell investment securities. Loans sold subject to recourse provisions totaled approximately $19,808,000, which represents the total potential credit risk associated with these particular loans. Such credit risk would, however, be offset by the value of the single-family residential properties which collateralize these loans.

The Corporation is subject to a number of lawsuits and claims for various amounts which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Corporation's financial position or results of operations.

On September 12, 1994, the Bank and the Corporation commenced litigation against the United States in the United States Court of Federal Claims seeking to recover monetary relief for the government's refusal to honor certain contracts that it had entered into with the Bank. The suit alleges that such governmental action constitutes a breach of contract and an unlawful taking of property by the United States without just compensation or due process in violation of the Constitution of the United States. The Bank also assumed a lawsuit in the merger with Mid Continent Bancshares, Inc. (Mid Continent) against the United States also relating to a supervisory goodwill claim filed by the former Mid Continent. The litigation status and process of legal actions, as well as that of numerous actions brought by others alleging similar claims with respect to supervisory goodwill and regulatory capital credits, make the value of the claims asserted by the Bank (including the Mid Continent claim) uncertain as their ultimate outcome, and contingent on a number of factors and future events which are beyond the control of the Bank, both as to substance, timing and the dollar amount of damages may be awarded to the Bank and the Corporation if they finally prevail in this litigation.

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

ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE:

In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134 entitled "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65" (SFAS No. 134). FASB Statement 65, as amended by FASB Statements No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. SFAS No. 134 further amends Statement 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortage banking enterprise.

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

G.   REGULATORY CAPITAL REQUIREMENTS:
     --------------------------------

The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision (OTS) and other federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial position and results of operations. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following tables of tangible, core and total risk-based capital. Prompt Corrective Action provisions contained in the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for Prompt Corrective Action provisions under FDICIA, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risk-based capital ratios as set forth in the following table. At December 31, 1998, and June 30, 1998, the Bank exceeded the minimum requirements for the well-capitalized category.

The following presents the Bank's regulatory capital levels and ratios relative to its minimum capital requirements:

                                                                          As of  December 31, 1998
                                                    -----------------------------------------------------------------------
                                                           Actual Capital                             Required Capital
                                                    ---------------------------                 ---------------------------
                                                       Amount          Ratio                       Amount          Ratio
---------------------------------------------------------------------------------------------------------------------------
OTS capital adequacy:
          Tangible capital                            $826,583           6.90%                    $179,659           1.50%
          Core capital                                 838,217           6.99                      359,667           3.00
          Risk-based capital                           901,926          13.64                      529,094           8.00
FDICIA regulations to be
     classified well-capitalized:
          Tier 1 leverage capital                      838,217           6.99                      599,446           5.00
          Tier 1 risk-based capital                    838,217          12.67                      396,820           6.00
          Total risk-based capital                     901,926          13.64                      661,367          10.00
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
                                                                              As of June 30, 1998
                                                    -----------------------------------------------------------------------
                                                           Actual Capital                             Required Capital
                                                    -----------------------------               ---------------------------
                                                       Amount          Ratio                       Amount          Ratio
---------------------------------------------------------------------------------------------------------------------------
OTS capital adequacy:
          Tangible capital                            $813,961           7.88%                    $154,993           1.50%
          Core capital                                 826,686           7.99                      310,278           3.00
          Risk-based capital                           878,363          15.49                      453,593           8.00
FDICIA regulations to be
     classified well-capitalized:
          Tier 1 leverage capital                      826,686           7.99                      517,130           5.00
          Tier 1 risk-based capital                    826,686          14.58                      340,195           6.00
          Total risk-based capital                     878,363          15.49                      566,992          10.00
---------------------------------------------------------------------------------------------------------------------------

As of December 31, 1998, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for Prompt Corrective Action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank's classification.

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

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

The Corporation's principal asset is its investment in the capital stock of the Bank, and because it does not generate any significant revenues independent of the Bank, the Corporation's liquidity is dependent on the extent to which it receives dividends from the Bank. The Bank's ability to pay dividends to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Under capital distribution regulations of the OTS, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed dividend, has total capital that is at least equal to the amount of its fully phased-in capital requirements (a "Tier I Association") is permitted to pay dividends during a calendar year in an amount equal to the greater of (i) 75.0% of its net income for the recent four quarters, or (ii) 100.0% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in risk-based capital ratio requirement at the beginning of the calendar year. At December 31, 1998, the Bank qualified as a Tier I Association, and would be permitted to pay an aggregate amount approximating $169.1 million in dividends under these regulations. Should the Bank's regulatory capital fall below certain levels, applicable law would require approval by the OTS of such proposed dividends and, in some cases, would prohibit the payment of dividends.

At December 31, 1998, the cash of Commercial Federal Corporation (the parent company) totaled $79.0 million. On November 13, 1998, the parent company partially paid down its unsecured variable rate term note due July 31, 2003, by $8.75 million and paid scheduled principal payments of $1.25 million on September 30, 1998 and December 31, 1998, resulting in a remaining principal balance of $33.75 million at December 31, 1998. Due to the parent company's limited independent operations, management believes that its cash balance at December 31, 1998, is currently sufficient to meet operational needs. However, the parent company's ability to make future interest and principal payments on its $50.0 million of 7.95% fixed-rate subordinated extendible notes due December 1, 2006 (the Notes), on its $46.4 million of 9.375% fixed-rate junior subordinated debentures due May 15, 2027 (the Debentures), on its $40.0 million of one-year variable rate notes due July 31, 1999, and on its $33.75 million unsecured variable rate term note due July 31, 2003, is dependent upon its receipt of dividends from the Bank. Accordingly, for the three and six months ended December 31, 1998, dividends totaling $8.0 million and $26.246 million, respectively, were paid by the Bank to the parent company. Such dividends from the Bank were paid primarily to cover (i) interest payments totaling $5.487 million on the parent company's debt, (ii) principal payments of $3.5 million on the parent company's promissory term notes, (iii) the quarterly common stock cash dividends totaling $7.259 million payable to the common stock shareholders through December 31, 1998 and (iv) the payment of $10.0 million related to the acquisition of AmerUs on July 31, 1998. The Bank will continue to pay dividends to the parent company, pursuant to regulatory restrictions, to cover future principal and interest payments on the parent company's debt and cash dividends on common stock when and as declared by the parent company on a quarterly basis. Dividends totaling $8.587 million were paid by the Bank to the parent company during the six months ended December 31, 1997. The parent company also receives cash from the exercise of stock options and the sale of common stock under its employee benefit plans, as well as from the Bank for income tax benefits from operating losses of the parent company as provided in the corporate tax sharing agreement.

The Bank's primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the Federal Home Loan Bank (FHLB), (iv) cash generated from operations and (v) securities sold under agreements to repurchase. As reflected in the Consolidated Statement of Cash Flows, net cash flows used by operating activities totaled $54.6 million for the six months ended December 31, 1998 and net cash flows provided by operating activities totaled $45.0 million for the six months ended December 31, 1997. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans.

-------------------------------------------

Net cash flows used by investing activities totaled $432.7 million and $136.2 million for the six months ended December 31, 1998, and 1997, respectively. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities and (ii) the purchase and origination of loans, mortgage-backed and investment securities. The acquisition of First Colorado (consummated August 14, 1998) had no material effect on liquidity, except for the net cash outlays totaling $16.1 million relating to nonrecurring merger related costs, since such transaction was consummated in an exchange of common stock between the financial institutions. The acquisition of AmerUs on July 31, 1998 resulted in a cash outlay of approximately $53.2 million and the pending acquisition of Midland will result in a cash outlay of approximately $83.0 million. The acquisition of AmerUs was financed by $40.0 million of one-year purchase notes from the seller bearing interest at 150 basis points over the one-year Treasury bill rate, a $10.0 million capital distribution to the parent company from the Bank and, in part, by a $45.0 million term note borrowed by the Corporation on July 30, 1998. This note is a five-year term note due July 31, 2003, unsecured, with quarterly principal payments of $1.25 million and interest payable quarterly at 100 basis points below the lender's national base rate. On November 13, 1998, this term note was partially paid down by an additional $8.75 million, resulting in a remaining principal balance of $33.75 million at December 31, 1998. Management of the Corporation has not decided whether the acquisition of Midland will be financed from available funds, additional borrowings, funds from the Bank, or a combination thereof.

Net cash flows provided by financing activities totaled $444.9 million and $86.1 million, respectively, for the six months ended December 31, 1998 and 1997. Advances from the FHLB, retail deposits and securities sold under agreements to repurchase have been the primary sources to balance the Corporation's funding needs during each of the periods presented. The Corporation experienced net decreases in retail deposits of $92.8 million and $49.7 million, respectively, for the six months ended December 31, 1998 and 1997, primarily due to depositors leaving for higher interest rates. In addition, for the six months ended December 31, 1998, First Colorado issued 1,400,000 shares of common stock on August 14, 1998 prior to its merger with the Corporation. Such offering resulted in the receipt of proceeds totaling $32.5 million.

The Corporation will continue to grow its franchise through an ongoing program of selective acquisitions of other financial institutions, as well as through internal growth. The Corporation has considered and will continue to consider possible mergers with and acquisitions of other selected financial institutions. During the six months ended December 31, 1998, the Corporation consummated the acquisitions of AmerUs and First Colorado, and entered into an agreement to acquire Midland. See Notes B and D in the Notes to the Consolidated Financial Statements for additional information on these completed and pending acquisitions. Such acquisitions present the Corporation with the opportunity to further expand its community banking retail network in its existing markets; and to increase its earnings potential by increasing its mortgage, consumer and commercial loan volumes funded primarily by deposits which generally bear lower rates of interest than alternative sources of funds. Acquisition candidates are selected based on the extent to which the candidate can enhance the Corporation's retail presence in new or existing markets and complement the Corporation's present retail network.

-------------------------------------------

At December 31, 1998, the Corporation had issued commitments totaling approximately $926.1 million to fund and purchase loans and mortgage-backed securities as follows: $550.3 million of single-family fixed-rate mortgage loans, $59.0 million of single-family adjustable-rate mortgage loans, $217.7 million of unused lines of credit for commercial and consumer use, $24.1 million of commercial real estate loans and $75.0 million of mortgage-backed securities. These outstanding loan commitments to extend credit in order to originate loans or fund commercial and consumer loan lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described. In addition, at December 31, 1998, the Corporation had approximately $471.1 million in mandatory forward delivery commitments to sell residential mortgage loans, $113.9 million in commitments to sell mortgage-backed securities and $3.25 million in commitments to sell investment securities.

The maintenance of an appropriate level of liquid resources to meet not only regulatory requirements but also to provide funding necessary to meet the Corporation's current business activities and obligations is an integral element in the management of the Corporation's assets. The Bank is required by federal regulation to maintain a minimum average daily balance of cash and certain qualifying liquid investments equal to 4.0% of the aggregate of the prior month's daily average savings deposits and short-term borrowings. The Bank's liquidity ratio was 7.86 % at December 31, 1998. Liquidity levels will vary depending upon savings flows, future loan fundings, cash operating needs, collateral requirements and general prevailing economic conditions. The Bank does not foresee any difficulty in meeting its liquidity requirements.

RESULTS OF OPERATIONS:
---------------------

Net income for the three months ended December 31, 1998, was $31.2 million, or $.52 per diluted share ($.53 per basic share), compared to net income of $25.5 million, or $.45 per diluted share ($.46 per basic share) for the three months ended December 31, 1997. The increase in net income for the three months ended December 31, 1998, compared to the three months ended December 31, 1997, is primarily due to a net increase of $15.8 million in net interest income after provision for loan and lease losses partially offset by net increases of $4.2 million in provision for income taxes, $3.1 million in general and administrative expenses and $2.4 million in amortization of intangible assets and a net decrease of $260,000 in total other income.

Net income for the six months ended December 31, 1998 was $46.3 million, or $.78 per diluted share ($.79 per basic share), compared to net income of $51.4 million, or $.90 per diluted share ($.93 per basic share) for the six months ended December 31, 1997. Such net decrease in net income is due to net increases of $14.9 million in merger expenses (included within the general and administrative expenses category ), $7.5 million in other general and administrative expenses, $3.9 million in amortization of intangible assets and $3.1 million in provision for income taxes. These decreases to net income were partially offset by net increases of $20.6 million in net interest income after provision for loan and lease losses and $3.7 million in total other income.

---------------------------------

Net Interest Income:
-------------------

Net interest income was $81.4 million for the three months ended December 31, 1998, compared to $68.6 million for the three months ended December 31, 1997, resulting in an increase of $12.8 million, or 18.6%. Net interest income was $156.0 million for the six months ended December 31, 1998, compared to $136.3 million for the six months ended December 31, 1997, resulting in an increase of $19.8 million, or 14.5%. The interest rate spread was 2.94% at December 31, 1998 compared to 2.60% at December 31, 1997, an increase of 34 basis points. During the three months ended December 31, 1998 and 1997, interest rate spreads were 2.93% and 2.57%, respectively, an increase of 36 basis points; and the yield on interest-earning assets was 3.06% and 2.82%, up 24 basis points over
the same respective periods of time.    The interest rate spreads also increased
25 basis points from 2.57% to 2.82% during the six months ended December 31, 1998 compared to 1997 while the yield on interest-earning assets increased 16 basis points from 2.82% to 2.98%. The interest rate spreads and net annualized yields for the fiscal year 1999 periods increased compared to the respective periods for fiscal year 1998 due to the declining interest rate environment, primarily in short-term borrowings. The average balance of interest-earning assets increased $913.4 million for the three months ended December 31, 1998 compared to the same period ended December 31, 1997, while the average balance of interest-bearing liabilities increased $1.103 billion over the same respective periods of time. The average balance of interest-earning assets increased $837.1 million for the six months ended December 31, 1998 compared to 1997 and the average balance of interest-bearing liabilities increased $970.3 million. The increases in these average balances are due to the acquisitions of AmerUs on July 31, 1998 and First National Bank Shares, LTD (First National) on January 30, 1998, and to internal growth. Net interest income increased for the three months ended December 31, 1998 compared to 1997 due to the increase in the average balances for loans and leases (even though average rates declined) partially offset by increases in the average balances of savings deposits and FHLB advances. The future trend in interest rate spreads and net interest income will be dependent upon such factors as the composition and balances of the Corporation's interest-earning assets and interest-bearing liabilities, the interest rate risk exposure of the Corporation and the maturity and repricing activity of interest-sensitive assets and liabilities, as influenced by changes in and levels of both short-term and long-term market interest rates.

The following table presents certain information concerning yields earned on interest-earning assets and rates paid on interest-bearing liabilities during and at the end of each of the periods presented:

----------------------------------------------------------------------------------------------------------
                                              For the Three        For the Six
                                               Months Ended        Months Ended                At
                                               December 31,        December 31,           December 31,
                                            ----------------- --------------------- ---------------------
                                             1998      1997     1998        1997      1998        1997
----------------------------------------------------------------------------------------------------------
Weighted average yield on:
   Loans and leases                          7.95%     8.14%    7.97%        8.18%    7.86%        8.10%
   Mortgage-backed securities                6.30      6.28     6.23         6.26     6.30         6.82
   Investments                               6.33      7.11     6.45         7.10     6.46         6.78
----------------------------------------------------------------------------------------------------------
      Interest-earning assets                7.64      7.80     7.66         7.82     7.57         7.82
----------------------------------------------------------------------------------------------------------
Weighted average rate paid on:
   Savings deposits                          2.70      3.02     2.85         3.04     2.62         3.11
   Other time deposits                       5.46      5.76     5.52         5.77     5.43         5.66
   Advances from FHLB                        5.34      5.95     5.54         5.97     5.08         6.03
   Securities sold under agreements
      to repurchase                          5.83      6.01     5.90         6.02     5.86         5.99
   Other borrowings                          7.79     10.98     8.29        10.46     8.02         8.70
 ----------------------------------------------------------------------------------------------------------
      Interest-bearing liabilities           4.71      5.23     4.84         5.25     4.63         5.22
----------------------------------------------------------------------------------------------------------
Interest rate spread                         2.93%     2.57%    2.82%        2.57%    2.94%        2.60%
-------------------------------------------------------------------------------------------------------
Net annualized yield on
   interest-earning assets                   3.06%     2.82%    2.98%        2.82%    3.07%        2.88%
-------------------------------------------------------------------------------------------------------

-------------------------------

The table below presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, and average yields and rates during the three and six months ended December 31, 1998. The following table includes nonaccruing loans averaging $58.9 million and $55.6 million, respectively, for the three and six months ended December 31, 1998, as interest-earning assets at a yield of zero percent:

-----------------------------------------------------------------------------------------------------------------
                                              Three Months Ended                       Six Months Ended
                                               December 31, 1998                      December 31, 1998
                                     -------------------------------------  -------------------------------------
                                                             Annualized                             Annualized
                                       Average                 Yield/         Average                 Yield/
                                       Balance    Interest      Rate          Balance    Interest      Rate
-----------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans and leases                  $ 8,673,254   $172,582        7.95%    $ 8,542,881   $341,052        7.97%
   Mortgage-backed securities          1,200,830     18,897        6.30       1,154,106     35,946        6.23
   Investments                           773,681     12,236        6.33         792,684     25,578        6.45
-----------------------------------------------------------------------------------------------------------------
      Interest-earning assets         10,647,765    203,715        7.64      10,489,671    402,576        7.66
-----------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings deposits                    2,855,631     19,456        2.70       2,794,154     40,141        2.79
   Other time deposits                 4,466,841     61,421        5.46       4,397,782    122,443        5.52
   Advances from FHLB                  2,595,528     34,909        5.34       2,473,401     69,018        5.54
   Securities sold under
      agreements to repurchase           195,707      2,915        5.83         261,060      7,876        5.90
   Other borrowings                      184,922      3,599        7.79         170,326      7,063        8.29
-----------------------------------------------------------------------------------------------------------------
      Interest-bearing liabilities    10,298,629    122,300        4.71      10,096,723    246,541        4.84
-----------------------------------------------------------------------------------------------------------------

Net earnings balance                 $   349,136                            $   392,948
                                     ===========                            ===========

Net interest income                                $ 81,415                               $156,035
                                                   ========                               ========

Interest rate spread                                               2.93%                                  2.82%
-----------------------------------------------------------------------------------------------------------------

Net annualized yield on
   interest-earnings assets                                        3.06%                                  2.98%
-----------------------------------------------------------------------------------------------------------------

The net earnings balance (the difference between average interest-bearing liabilities and average interest-earning assets) decreased by $190.0 million and $133.2 million, respectively, for the three and six months ended December 31, 1998, compared to the three and six months ended December 31, 1997. Such decreases are primarily due to the acquisition of AmerUs which was financed by the $40.0 million one year notes, in part by the $45.0 million unsecured term note due July 31, 2003 and by the outlay of existing cash. In addition, the average balances of mortgage-backed securities decreased $124.9 million and $192.9 million, respectively, over the same respective fiscal year 1998 periods of time due to principal repayments and sales.

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

                                                           Three Months Ended                      Six Months Ended
                                                       December 31, 1998 Compared             December 31, 1998 Compared
                                                          to December 31, 1997                    to December 31, 1997
                                                 -----------------------------------   ---------------------------------------
                                                     Increase (Decrease) Due to                   Increase (Decrease) Due to
------------------------------------------------------------------------------------------------------------------------------
                                                    Volume      Rate        Net         Volume       Rate            Net
------------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans and leases                                 $23,666    $(5,567)   $18,099      $43,385       $ (9,562)       $33,823
   Mortgage-backed securities                        (1,966)        55     (1,911)      (6,009)          (234)        (6,243)
   Investments                                         (888)    (1,559)    (2,447)        (238)        (2,564)        (2,802)
------------------------------------------------------------------------------------------------------------------------------
      Interest income                                20,812     (7,071)    13,741       37,138        (12,360)        24,778
------------------------------------------------------------------------------------------------------------------------------

Interest expense:
   Savings deposits                                   4,468     (1,613)     2,855        8,684         (1,591)         7,093
   Other time deposits                                2,064     (3,384)    (1,320)       1,856         (5,528)        (3,672)
   Advances from FHLB                                 7,641     (3,411)     4,230       14,994         (4,420)        10,574
   Securities sold under agreements to repurchase    (5,094)      (245)    (5,339)      (9,403)          (349)        (9,752)
   Other borrowings                                   1,595     (1,077)       518        2,359         (1,598)           761
------------------------------------------------------------------------------------------------------------------------------
      Interest expense                               10,674     (9,730)       944       18,490        (13,486)         5,004
------------------------------------------------------------------------------------------------------------------------------
Effect on net interest income                       $10,138    $ 2,659    $12,797      $18,648       $  1,126        $19,774
------------------------------------------------------------------------------------------------------------------------------

The net improvements due to changes in volume and rates for the three and six months ended December 31, 1998, compared to December 31, 1997, reflect the net growth the Corporation has experienced, both internally and from acquisitions and the decreases in rates on interest-earning assets, more than offset by decreases in rates on interest-bearing liabilities, primarily other time deposits and FHLB advances. The increases in volume due to internal growth of interest-earning assets has been funded, at favorable rates, primarily by callable FHLB advances and deposits.

Provision for Loan and Lease Losses and Real Estate Operations:
--------------------------------------------------------------

The Corporation recorded loan and lease loss provisions totaling $3.0 million and $6.8 million, respectively, for the three and six months ended December 31, 1998, compared to $6.0 million and $7.6 million, respectively, for the three and six months ended December 31, 1997. The provision for the three months ended December 31, 1998, is lower by $3.0 million compared to the three months ended December 31, 1997, primarily due to nonrecurring loss reserves totaling $2.4 million recorded in fiscal year 1998 to conform the reserve positions of fiscal year 1998 acquisitions to the policies of the Corporation. The provision for the six months ended December 31, 1998 is lower by $800,000 compared to the six months ended December 31, 1997, primarily due to net decreases in nonrecurring loss reserves recorded to conform the reserve positions of pooled acquisitions to the policies of the Corporation. Such loss reserves totaled $2.4 million for the six months ended December 31, 1997 compared to $1.0 million for the six months ended December 31, 1998. Loan and lease loss provisions for the six months ended December 31, 1998, excluding the $1.0 million recorded to conform the reserve positions of First Colorado to the policies of the Corporation, have exceeded net charge-offs totaling $5.4 million by $409,000 for the same six month period. The allowance for loan and lease losses is based upon management's continuous evaluation of the collectibility of outstanding loans and leases, which takes into consideration such factors as changes in the composition of the loan and lease portfolios and economic conditions that may affect the borrower's ability to pay, regular examinations by the Corporation's credit review group of specific problem loans and leases and of the overall portfolio quality and real estate market conditions in the Corporation's lending areas.

The Corporation recorded a net loss from real estate operations of $218,000 and $379,000, respectively, for the three and six months ended December 31, 1998, compared to net income of $1.9 million for both the three and six months ended December 31, 1997. Real estate operations reflect provisions for real estate losses, net real estate operating activity, and gains and losses on dispositions of real estate.

Although the Corporation believes that present levels of allowances for loan losses are adequate to reflect the risks inherent in its portfolios, there can be no assurance that the Corporation will not experience increases in its nonperforming assets, that it will not increase the level of its allowances in the future or that significant provisions for losses will not be required based on factors such as deterioration in market conditions, changes in borrowers' financial conditions, delinquencies and defaults.

-------------------------------------------------------------------------

Nonperforming assets are monitored on a regular basis by the Corporation's internal credit review and asset workout groups. Nonperforming assets increased $22.7 million at December 31, 1998, compared to June 30, 1998, resulting from net increases of $15.6 million in nonperforming loans and leases, $4.3 million in real estate and $2.8 million in troubled debt restructurings. Nonperforming assets as of the dates indicated are summarized as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                December 31,            June 30,
                                                                                                    1998                  1998
----------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans and leases:
   Residential real estate loans                                                                      $51,020           $43,212
   Commercial real estate loans                                                                         1,509             1,369
   Consumer loans                                                                                       9,128             2,651
   Leases and other loans                                                                               3,308             2,134
----------------------------------------------------------------------------------------------------------------------------------
       Total                                                                                           64,965            49,366
----------------------------------------------------------------------------------------------------------------------------------

Real estate:
   Commercial                                                                                           6,211             8,891
   Residential                                                                                         15,841             8,874
----------------------------------------------------------------------------------------------------------------------------------
       Total                                                                                           22,052            17,765
----------------------------------------------------------------------------------------------------------------------------------

Troubled debt restructurings:
   Commercial                                                                                           6,400             3,524
   Residential                                                                                            696               778
----------------------------------------------------------------------------------------------------------------------------------
       Total                                                                                            7,096             4,302
----------------------------------------------------------------------------------------------------------------------------------

Total nonperforming assets                                                                            $94,113           $71,433
----------------------------------------------------------------------------------------------------------------------------------

Nonperforming loans and leases to total loans and leases                                                  .70%             .62%
Nonperforming assets to total assets                                                                      .78%             .69%
----------------------------------------------------------------------------------------------------------------------------------

Allowance for loan and lease losses:
   Loans and leases (1)                                                                               $65,048           $56,295
   Bulk purchased loans (2)                                                                             7,399             8,462
----------------------------------------------------------------------------------------------------------------------------------
       Total                                                                                          $72,447           $64,757
----------------------------------------------------------------------------------------------------------------------------------

Allowance for loan and lease losses to total loans and leases                                             .78%              .81%
Allowance for loan and lease losses to total nonperforming assets                                       76.98%            90.65%
----------------------------------------------------------------------------------------------------------------------------------

(1)  Includes $160,000 and $97,000 at December 31, 1998 and June 30, 1998,
     respectively, in general allowance for losses established primarily to cover risks associated with borrowers' delinquencies and defaults on loans held for sale.

(2) Represents the allowance for loan losses for single-family residential whole loans purchased between January 1991 and June 30, 1992 (bulk purchased loans), which had been allocated from the amount of net discounts associated with the Corporation's purchase of these loans to provide for the credit risk associated with such bulk purchased loans. These bulk purchased loans had principal balances of $338.3 million and $388.5 million, respectively, at December 31, 1998 and June 30, 1998. These allowances are available only to absorb losses associated with respective bulk purchased loans and are not available to absorb losses from other loans.

---------------------------------------------------------------------------

The ratio of nonperforming loans and leases to total loans and leases was .70% at December 31, 1998, based on loan and lease balances of $9.265 billion, compared to .62% at June 30, 1998 based on respective loan and lease balances approximating $8.019 billion. The ratio of nonperforming assets to total assets was .78% at December 31, 1998, compared to .69% at June 30, 1998. The ratio for nonperforming loans and leases to total loans and leases increased compared to June 30, 1998, due to increases in such nonperforming loans and leases, primarily delinquent residential real estate loans and consumer loans, partially offset by the net increase in loans and leases at December 31, 1998, compared to June 30, 1998. The ratio for nonperforming assets to total assets increased compared to June 30, 1998 due to the increase in total nonperforming assets partially offset by the net increase in total assets. The percentage of allowance for loan and lease losses to total loans and leases decreased slightly compared to June 30, 1998, due primarily to the net increase in loans and leases at December 31, 1998, compared to June 30, 1998 partially offset by the net increase in the loss allowance at December 31, 1998 compared to June 30, 1998. The allowance for loan and lease losses to total nonperforming assets decreased at December 31, 1998 compared to June 30, 1998 due primarily to the net increase in the total nonperforming assets.

Nonperforming loans and leases at December 31, 1998, increased by $15.6 million compared to June 30, 1998, primarily due to net increases totaling $7.8 million, $6.5 million and $1.2 million respectively, for delinquent residential real estate loans, delinquent consumer loans and delinquent leases and other loans. The net increase in real estate of $4.3 million at December 31, 1998, compared to June 30, 1998, is due primarily to the net increase in residential real estate properties partially offset by the net dispositions of commercial real estate. The net increase of $2.8 million in troubled debt restructurings at December 31, 1998, compared to June 30, 1998, is primarily attributable to the addition of seven commercial troubled debt restructurings totaling approximately $4.6 million partially offset by the payoff of six commercial and residential loans with balances totaling $1.7 million at June 30, 1998.

Loan Servicing Fees:
--------------------

Fees from loans serviced for other institutions totaled $8.8 million and $17.3 million, respectively, for the three and six months ended December 31, 1998 compared to $8.9 million and $17.7 million, respectively, for the three and six months ended December 31, 1997. The decrease comparing the respective periods is primarily due to a net decrease in loans serviced for other institutions comparing the fiscal year 1998 period to the fiscal year 1997 period. At December 31, 1998 and 1997, the Corporation's mortgage servicing portfolio approximated $7.301 billion and $7.345 billion, respectively.

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

Retail Fees and Charges:
------------------------

Retail fees and charges totaled $9.6 million and $18.9 million, respectively, for the three and six months ended December 31, 1998 compared to $7.7 million and $14.8 million, respectively, for the three and six months ended December 31, 1997. The net increase results primarily from increases in certain checking account fees and related ancillary fees for overdraft and insufficient funds charges attributable to a significant increase in the number of retail checking accounts at December 31, 1998, compared to December 31, 1997. The AmerUs and First National acquisitions, accounted for as purchases and included in operations since their respective dates of consummation, contributed over $1.0 million and $2.0 million, respectively, in retail fees and charges, for the three and six months ended December 31, 1998.

Gain on Sales of Loans:
-----------------------

The Corporation sold loans to third parties through its mortgage banking operations resulting in net pre-tax gains of $1.7 million and $3.6 million, respectively, on loans sold totaling $498.0 million and $1.011 billion, for the three and six months ended December 31, 1998, compared to net pre-tax gains of $423,000 and $1.0 million, respectively, on loans sold totaling $205.6 million and $426.3 million, for the three and six months ended December 31, 1997. Mortgage loans are generally sold in the secondary market with loan servicing retained and without recourse to the Corporation. The net gains are attributable to the relatively stable interest rate environments over the respective periods.

Gain on Sales of Securities:
----------------------------

The Corporation sold securities available for sale resulting in net pre-tax gains of $1.6 million and $3.3 million, respectively, for the three and six months ended December 31, 1998, on sales totaling $121.2 million and $199.7 million, respectively, compared to a net pre-tax gain of $2.3 million for both the three and six months ended December 31, 1997 on sales totaling $50.2 million year to date.

Other Operating Income:
-----------------------

Other operating income totaled $6.6 million and $12.3 million, respectively, for the three and six months ended December 31, 1998, compared to $7.2 million and $13.6 million, respectively, for the three and six months ended December 31, 1997. The major components of other operating income are brokerage commissions, credit life and disability commissions, insurance commissions and leasing operations. The net decrease for the three months ended December 31, 1998, compared to 1997 is primarily attributable to decreases in lease securitizations totaling $1.7 million, which operations are no longer continued by the Corporation, nonrecurring excess trustee funds on debt payoff of $735,000 and consumer loan fees of $632,000. Partially offsetting such decreases is a nonrecurring gain on the sale of a branch closed pursuant to the First Colorado merger of $1.1 million and an increase in brokerage commissions of $848,000.

For the six months ended December 31, 1998, compared to 1997, the net decrease is primarily attributable to decreases in lease securitizations totaling $2.3 million, excess trustee funds on debt payoff totaling $1.2 million, insurance commissions totaling $1.1 million and receipts from bankruptcy settlements totaling $402,000. Such decreases are partially offset by increases from brokerage commissions totaling $1.3 million and the nonrecurring gain on the sale of the branch closed pursuant to the First Colorado merger totaling $1.1 million.

General and Administrative Expenses:
-----------------------------------

General and administrative expenses totaled $52.3 million and $118.2 million, respectively, for the three and six months ended December 31, 1998, compared to $49.2 million and $95.9 million, respectively, for the three and six months ended December 31, 1997.

The net increase of $3.1 million for the three months ended December 31, 1998, compared to the three months ended December 31, 1997, is primarily due to net increases in occupancy and equipment of $2.1 million, compensation and benefits of $1.0 million and advertising of $468,000. The AmerUs and First National acquisitions, which were accounted for under the purchase method of accounting, contributed approximately $3.8 million in general and administrative expenses for the three months ended December 31, 1998. These acquisitions result in increased personnel wages and benefits and costs of operating additional branches, as well as other expenses also incurred on an indirect basis attributable to these acquisitions.

The net increase of $22.4 million for the six months ended December 31, 1998, compared to the six months ended December 31, 1997, is primarily due to net increases in merger expenses of $14.7 million, occupancy and equipment of $3.8 million, compensation and benefits of $2.3 million and advertising of $954,000. Such net increase comparing the two periods is primarily due to the current fiscal year merger expenses totaling $16.2 million primarily associated with the First Colorado acquisition compared to $1.3 million initially recorded in the six months ended December 31, 1997 for the fiscal year 1998 acquisitions. The AmerUs and First National acquisitions contributed approximately $7.8 million in general and administrative expenses for the six months ended December 31, 1998.

Amortization of Intangible Assets:
----------------------------------

Amortization of intangible assets totaled $4.2 million and $7.5 million, respectively, for the three and six months ended December 31, 1998, compared to $1.8 million and $3.5 million, respectively, for the three and six months ended December 31, 1997. The net increases for the three and six months ended December 31, 1998 compared to 1997 are due to the AmerUs and the First National acquisitions.

Provision for Income Taxes:
---------------------------

For the three and six months ended December 31, 1998, the provision for income taxes totaled $18.7 million and $32.1 million, respectively, compared to $14.5 million and $29.1 million, respectively, for the three and six months ended December 31, 1997. The effective income tax rates for the three and six months ended December 31, 1998 were 37.5% and 40.9%, respectively, compared to 36.3% and 36.1%, respectively, for the three and six months ended December 31, 1997. The effective tax rates for all periods vary from the applicable statutory rates primarily due to the nondeductibility of amortization of intangible assets in relation to the level of taxable income for the respective periods and to the amount and the nondeductibility of certain merger-related expenses and other nonrecurring charges.

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

The third party vendors have advised the Corporation that all such mission critical computer systems and programs either are or shortly will be Year 2000 compliant. The Corporation tests all such systems for Year 2000 compliance before integration into its computer environment. The Corporation scheduled certain operations that began conversions in October 1998. These conversions allow the Corporation to resolve application and conversion problems that arise and to do further testing to enhance software programs and future conversions. Final conversions that will be Year 2000 compliant are scheduled for completion early in calendar year 1999. Other mission critical systems are being tested in conjunction with certain nationwide financial industry test programs. All Year 2000 testing is expected to be substantially completed mid-year 1999.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

The Corporation's Asset Liability Management Committee, which includes senior management representatives, monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in net portfolio value ("NPV") and net interest income. A primary purpose of the Corporation's asset and liability management is to manage interest rate risk to effectively invest the Corporation's capital and to preserve the value created by its core business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

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

The Corporation's asset/liability mix has changed at December 31, 1998 compared to June 30, 1998 due to the acquisitions of AmerUs and First Colorado and to asset/liability strategies implemented by management. The acquisitions of AmerUs and First Colorado increased the NPV for the Corporation for market risk modeling purposes. The Corporation has also increased its balance of callable investment securities and fixed-rate mortgage-backed securities, leveraged its balance sheet by taking down callable FHLB advances, and expanded its community banking operations with increased emphasis on commercial, agricultural and consumer loans.

At June 30, 1998 the Corporation's NPV totaled $997.6 million (not restated for the pooling of interests with First Colorado) compared to approximately $1.402 billion at December 31, 1998. Interest rate sensitivity analysis is used to measure the Corporation's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities and off-balance sheet instruments (interest rate swap agreements and interest rate floor agreements) in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for changes in the fair value of interest rate swap and floor agreements pursuant to the hypothetical changes in interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained one hundred to four hundred basis points increase or decrease in market interest rates.

Considering such increase in NPV from the AmerUs and First Colorado acquisitions, and the changes in the Corporation's asset/liability mix, the following table presents the Corporation's projected change in NPV for the various hypothetical changes in interest rates at December 31, 1998 compared to June 30, 1998.

---------------------------------------------------------------------------------------------------------------------------
                                              December 31, 1998                                June 30, 1998
    Hypothetical                              -----------------                                -------------
     Change in                                        NPV        Percent                             NPV         Percent
  Interest Rates                        NPV         Change       Change               NPV          Change        Change
-----------------------           -----------------------------------------------------------------------------------------
400 basis point rise              $   840,135    $ (561,439)     (40.1)%        $   552,566     $ (445,073)      (44.6)%
300 basis point rise                  980,196      (421,378)     (30.1)             671,127       (326,512)      (32.7)
200 basis point rise                1,135,916      (265,658)     (19.0)             799,082       (198,557)      (19.9)
100 basis point rise                1,289,757      (111,817)      (8.0)             920,292        (77,347)       (7.8)
Base Scenario                       1,401,574             -          -              997,639              -           -
100 basis point decline             1,454,807        53,233        3.8            1,047,532         49,893         5.0
200 basis point decline             1,469,349        67,775        4.8            1,066,870         69,231         6.9
300 basis point decline             1,479,025        77,451        5.5            1,104,926        107,287        10.8
400 basis point decline             1,489,746        88,172        6.3            1,156,201        158,562        15.9
---------------------------------------------------------------------------------------------------------------------------

The preceding table indicates that the Corporation's sensitivity to both hypothetical rising and declining interest rate shock scenarios has decreased at December 31, 1998 compared to June 30, 1998 except for the hypothetical 100 basis point rise scenario, which indicated a slight increase. The preceding table also indicates, as compared to June 30, 1998, that the Corporation is less sensitive to hypothetical rising interest rates than it is to hypothetical declining interest rates.

NPV is calculated by the Corporation pursuant to guidelines established by the OTS and was consistently applied at June 30, 1998 and December 31, 1998. The modeling calculation is based on the net present value of estimated discounted cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources, consistently applied as of June 30, 1998 and December 31, 1998, with adjustments made to reflect the shift in the Treasury yield curve as appropriate. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposits decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate and actions management could undertake in response to changes in interest rates.

                          PART II. OTHER INFORMATION
                          --------------------------

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

          Effective December 18, 1998, the Corporation's Shareholder Rights Plan was amended (Amendment No. 2) primarily to extend such rights agreement to December 19, 2008. Originally, on December 19, 1988, the Board of Directors of the Corporation adopted this Shareholder Rights Plan and declared a dividend of stock purchase rights consisting of one primary right and one secondary right for each outstanding share of common stock payable on December 30, 1988, and with respect to each share of common stock issued by the Corporation at any time after such date and prior to the earlier of the occurrence of certain events or expiration of such rights. These rights are attached to and trade only together with the common stock shares. The provisions of the Shareholder Rights Plan are designed to protect the interests of the stockholders of record in the event of an unsolicited or hostile attempt to acquire the Corporation at a price or on terms that are not fair to all shareholders. Unless rights are excercised, holders have no rights as a stockholder of the Corporation (other than rights resulting from such holder's ownership of common shares), including, without limitation, the right to vote or to receive dividends. The rights originally expired December 31, 1998, and, as previously indicated, with certain exceptions, the rights now expire December 19, 2008, unless earlier redeemed by the Corporation. At December 31, 1998, no such rights were exercised.

          The Corporation's Shareholder Rights Agreement, as amended, was filed as Exhibit 4.2 with the Form 10-Q/A for the quarter ended September 30, 1998, and is hereby incorporated by reference to such filing.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          (a). The Corporation held its Annual Meeting of Stockholders on November 17, 1998 in Omaha, Nebraska. The inspector of election issued his certified final report on November 17, 1998 for the election of directors voted upon at such Annual Meeting.

          (b). Not applicable.

          (c). The proposal voted upon at the Annual Meeting was for the election of four individuals as directors for three-year terms. The results of voting were as follows:

           Proposal 1--Election of Directors:
           ---------------------------------

     Nominee (for terms to expire on 2001):    Votes for (1)     Votes Withheld
     --------------------------------------    -------------     --------------
     William A. Fitzgerald                        48,818,852           23,466
     Robert D. Taylor                             48,819,026           23,466
     Aldo J. Tesi                                 48,815,498           23,466
     W. A. Krause                                 48,787,610           23,466

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

     (d)  Not applicable.

                    --------------------------------------

Item 5.   Other Information
          -----------------

          On February 11, 1999, the credit rating on the Corporation and its subsidiaries was revised by Moody's Investors Service to "positive" from "stable." The credit rating on the Corporation's subordinated debt was rated at "B1." Commericial Federal Bank, a Federal Savings Bank, and wholly-owned subsidiary of the Corporation, had its credit ratings valued by Moody's Investors Service as follows: long-term deposit rating of "Ba1," other senior obligations and issuer ratings of "Ba2," and short-term deposit and other short-term senior obligations rating of "Not Prime."

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a). Exhibits:

               Exhibit 11.  Computation of Earnings Per Share

               Exhibit 27.  Financial Data Schedules

          (b). Reports on Form 8-K:

               The Corporation filed Amendment No. 1 to Current Report on
               Form 8-K/A dated October 14, 1998 (Form 8-K originally dated July 31, 1998) reporting the required pro forma financial statements of the combined companies of the Corporation, AmerUs Bank and First Colorado Bancorp, Inc. The unaudited consolidated financial statements of AmerUs Bank and Subsidiaries as of June 30, 1998, and for the six months ended June 30, 1998 and 1997, and the audited consolidated financial statements as of December 31, 1997 and 1996, and for the years ended December 31, 1997 and 1996 were also filed. The unaudited consolidated financial statements of First Colorado Bancorp, Inc. as of June 30, 1998, and for the three and six months ended June 30, 1998 and 1997, and the audited consolidated financial statements as of December 31, 1997, and for the three years ended December 31, 1997 were incorporated by reference.

               The Corporation filed a Current Report on Form 8-K dated October 29, 1998, announcing first quarter earnings for the three months ended September 30, 1998.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   COMMERCIAL FEDERAL CORPORATION
                                   ------------------------------
                                   (Registrant)



Date:  February 12, 1999           /s/ James A. Laphen
       -----------------           --------------------------------------
                                   James A. Laphen, President, Chief
                                   Operating Officer and Chief
                                   Financial Officer (Duly Authorized
                                   and Principal Financial Officer)



Date:  February 12, 1999           /s/ Gary L. Matter
       -----------------           --------------------------------------
                                   Gary L. Matter, Senior Vice President,
                                   Controller and Secretary
                                   (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit 11. Computation of Earnings Per Share

Exhibit 27. Financial Data Schedules