Form 10-Q
period 1999-03-31
COMMERCIAL FEDERAL CORP
filed 1999-05-17
CIK 744778

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended MARCH 31, 1999
                                                --------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 1-11515
                       -------


                        COMMERCIAL FEDERAL CORPORATION
                      __________________________________
           (Exact name of registrant as specified in its charter)


                NEBRASKA                                       47-0658852
           ------------------                              ------------------
     (State or other jurisdiction of                       (I. R. S. Employer
     incorporation or organization)                      Identification Number)

  2120 SOUTH 72ND STREET, OMAHA, NEBRASKA                        68124
  ---------------------------------------                       -------
 (Address of principal executive offices)                      (Zip Code)

                                (402) 554-9200
                                --------------
             (Registrant's telephone number, including area code)




                                NOT APPLICABLE
 ---------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES           X             NO     ___________
      ---------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                                   Outstanding at May 10, 1999
-----------------------------                     ---------------------------
Common Stock, $0.01 Par Value                          60,594,383 Shares

                        COMMERCIAL FEDERAL CORPORATION
                        -------------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----
--------------------------------------------------------------------------------

PART I.           FINANCIAL INFORMATION                                                              PAGE NUMBER
                  ---------------------                                                              -----------
                   Item 1.     Financial Statements:

                               Consolidated Statement of Financial Condition as of
                               March 31, 1999 and June 30, 1998                                             3

                               Consolidated Statement of Operations for the Three
                               and Nine Months Ended March 31, 1999 and 1998                              4-5

                               Consolidated Statement of Comprehensive Income for the
                               Three and Nine Months Ended March 31, 1999 and 1998                          6

                               Consolidated Statement of Cash Flows for the Nine
                               Months Ended March 31, 1999 and 1998                                       7-8

                               Notes to Consolidated Financial Statements                                9-16

                 Item 2.       Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                                      17-28

                 Item 3.       Quantitative and Qualitative Disclosure About Market
                               Risk                                                                     29-30

PART II.         OTHER INFORMATION
                 -----------------

                 Item 5.       Other Information                                                           31

                 Item 6.       Exhibits and Reports on Form 8-K                                            31


SIGNATURE PAGE                                                                                             32

EXHIBIT INDEX                                                                                              33

--------------------------------------------------------------------------------

                        COMMERCIAL FEDERAL CORPORATION
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------
                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------


-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                            March 31,            June 30,
ASSETS                                                                                               1999                1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)          (Unaudited)
Cash (including short-term investments of $15,802 and $62,886)                                       $   208,127        $   217,012
Investment securities available for sale, at fair value                                                  131,517            141,116
Mortgage-backed securities available for sale, at fair value                                             441,824            171,393
Loans held for sale, net                                                                                 348,947            290,380
Investment securities held to maturity (fair value of $830,909 and $533,078)                             835,305            532,188
Mortgage-backed securities held to maturity (fair value of $889,657 and $922,042)                        888,284            920,456
Loans and leases receivable, net of allowances of $81,867 and  $64,660                                 9,130,269          7,566,896
Federal Home Loan Bank stock                                                                             191,276            131,132
Interest receivable, net of allowances of $497 and $201                                                   77,825             66,353
Real estate, net                                                                                          32,949             22,195
Premises and equipment, net                                                                              182,154            134,951
Prepaid expenses and other assets                                                                        155,019            127,971
Intangible assets, net of accumulated amortization of $45,402 and $33,558                                243,047             77,186
-----------------------------------------------------------------------------------------------------------------------------------

      Total Assets                                                                                   $12,866,543        $10,399,229
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------

Liabilities:
   Deposits                                                                                          $ 7,721,529        $ 6,558,207
   Advances from Federal Home Loan Bank                                                                3,709,348          2,379,182
   Securities sold under agreements to repurchase                                                        163,961            334,294
   Other borrowings                                                                                      172,007            110,674
   Interest payable                                                                                       47,401             36,261
   Other liabilities                                                                                      70,079            119,416
-----------------------------------------------------------------------------------------------------------------------------------

      Total Liabilities                                                                               11,884,325          9,538,034
-----------------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies                                                                                 --                 --
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued                                 --                 --
   Common stock, $.01 par value; 120,000,000 shares authorized;
      60,917,306 and 58,714,826 shares issued and outstanding                                                609                587
   Additional paid-in capital                                                                            398,134            337,697
   Retained earnings                                                                                     585,543            534,245
   Unearned Employee Stock Ownership Plans (ESOP) shares                                                      --            (11,404)
   Accumulated other comprehensive income (loss), net                                                     (2,068)                70
-----------------------------------------------------------------------------------------------------------------------------------

      Total Stockholders' Equity                                                                         982,218            861,195
-----------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                                     $12,866,543        $10,399,229
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                                 Three Months Ended                 Nine Months  Ended
                                                                                  March 31,                         March 31,
                                                                             -------------------                ------------------
                                                                             1999           1998                1999          1998
------------------------------------------------------------------------------------------------------------------------------------
Interest Income:
   Loans and leases receivable                                               $179,283    $154,798              $520,335    $462,027
   Mortgage-backed securities                                                  20,407      20,595                56,353      62,784
   Investment securities                                                       16,382      14,180                41,960      42,560
------------------------------------------------------------------------------------------------------------------------------------
            Total interest income                                             216,072     189,573               618,648     567,371
Interest Expense:
   Deposits                                                                    79,122      77,869               241,706     237,032
   Advances from Federal Home Loan Bank                                        43,730      29,955               112,748      88,399
   Securities sold under agreements to repurchase                               2,335       7,446                10,211      25,074
   Other borrowings                                                             3,443       2,840                10,506       9,142
------------------------------------------------------------------------------------------------------------------------------------
            Total interest expense                                            128,630     118,110               375,171     359,647
Net Interest Income                                                            87,442      71,463               243,477     207,724
Provision for Loan and Lease Losses                                            (2,800)     (2,817)               (9,600)    (10,464)

------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan and Lease Losses                  84,642      68,646               233,877     197,260

Other Income (Loss):
   Loan servicing fees                                                          8,615       8,768                25,870      26,495
   Retail fees and charges                                                      8,912       7,328                27,834      22,045
   Real estate operations                                                        (772)       (178)               (1,151)      1,701
   Gain (loss) on sales of loans                                                  (65)        363                 3,514       1,365
   Gain on sales of securities                                                    948         467                 4,255       2,775
   Other operating income                                                       6,032       5,180                18,309      18,824
------------------------------------------------------------------------------------------------------------------------------------
            Total other income                                                 23,670      21,928                78,631      73,205
Other Expense:
   General and administrative expenses -
      Compensation and benefits                                                25,552      21,793                71,479      65,419
      Occupancy and equipment                                                   9,007       7,008                26,508      20,739
      Data processing                                                           2,969       7,204                 8,112      13,021
      Regulatory insurance and assessments                                      1,462       1,255                 4,341       3,800
      Advertising                                                               3,299       3,099                10,547       9,393
      Other operating expenses                                                 13,461      13,435                37,047      36,046
      Merger expenses                                                          13,954      11,471                29,917      12,724
------------------------------------------------------------------------------------------------------------------------------------
            Total general and administrative expenses                          69,704      65,265               187,951     161,142
    Amortization of intangible assets                                           4,376       2,033                11,844       5,571
------------------------------------------------------------------------------------------------------------------------------------
            Total other expense                                                74,080      67,298               199,795     166,713
------------------------------------------------------------------------------------------------------------------------------------

Income Before Income Taxes                                                     34,232      23,276               112,713     103,752
Provision for Income Taxes                                                     18,063       9,648                50,195      38,714
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                   $ 16,169    $ 13,628              $ 62,518    $ 65,038
------------------------------------------------------------------------------------------------------------------------------------


                        COMMERCIAL FEDERAL CORPORATION
               CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)


------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                                 Three Months Ended              Nine Months Ended
                                                                                 March 31,                       March 31,
                                                                           -------------------------      --------------------------
                                                                             1999          1998             1999           1998
------------------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares
  outstanding used in basic earnings per share calculation                  59,723,304    57,007,689       59,266,347     56,005,245
Add assumed exercise of outstanding stock options
  as adjustments for dilutive securities                                       478,169     1,258,741          636,098      1,322,630
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
  outstanding used in diluted earnings per share calculation                60,201,473    58,266,430       59,902,445     57,327,875
------------------------------------------------------------------------------------------------------------------------------------

Earnings per common share:
      Basic                                                                $       .27   $       .24      $      1.05    $      1.16
                                                                           ===========   ===========      ===========    ===========

      Diluted                                                              $       .27   $       .23      $      1.04    $      1.13
                                                                           ===========   ===========      ===========    ===========
------------------------------------------------------------------------------------------------------------------------------------

Dividends declared per common share                                        $      .065   $      .055      $      .185    $      .157
------------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                  (UNAUDITED)


----------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                            Three Months Ended        Nine Months Ended
                                                                                       March 31,                March 31,
                                                                               ---------------------------------------------------
                                                                                  1999         1998         1999         1998
----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                         $16,169     $ 13,628      $62,518      $65,038

Other comprehensive income (loss):
  Unrealized holding gains (losses) on securities available for sale
        arising during periods                                                      (3,161)      (1,179)         966        2,875
  Less reclassification adjustment for net gains included in net income               (948)        (467)      (4,255)      (2,775)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                    (4,109)      (1,646)      (3,289)         100
  Income tax provision (benefit)                                                    (1,438)        (576)      (1,151)          35
----------------------------------------------------------------------------------------------------------------------------------
     Other comprehensive income (loss)                                              (2,671)      (1,070)      (2,138)          65
----------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income                                                               $13,498     $ 12,558      $60,380      $65,103
----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


--------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                               Nine Months Ended
                                                                                                         March 31,
                                                                                           -------------------------------------
                                                                                                  1999                  1998
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                   $    62,518             $  65,038
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
      Amortization of intangible assets                                                           11,844                 5,571
      Provision for loss on loans and leases and real estate                                      10,814                10,546
      Depreciation and amortization                                                               12,895                 9,260
      Accretion of deferred discounts and fees, net                                                2,373                  (635)
      Amortization of mortgage servicing rights                                                    9,225                 7,668
      Amortization of deferred compensation on restricted
         stock and deferred compensation plans and premiums on other borrowings                    1,422                 1,027
      Termination of employee stock ownership plans                                               13,954                    --
      Gain on sales of real estate, loans and loan servicing rights, net                          (4,444)               (4,008)
      Gain on sales of  securities                                                                (4,255)               (2,775)
      Stock dividends from Federal Home Loan Bank                                                 (7,649)               (6,102)
      Proceeds from the sale of loans                                                          1,589,897               676,889
      Origination of loans held for sale                                                        (474,423)             (477,411)
      Purchases of loans  held for resale                                                     (1,163,201)             (371,192)
      Decrease in interest receivable                                                                949                 3,536
      Decrease in interest payable and other liabilities                                         (51,369)              (13,893)
      Other items, net                                                                            (2,977)                1,599
                                                                                             -----------             ---------
         Total adjustments                                                                       (54,945)             (159,920)
                                                                                             -----------             ---------
            Net cash provided (used) by operating activities                                       7,573               (94,882)
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of loans                                                                      (1,267,991)             (587,497)
      Repayment of loans, net of originations                                                    854,085               284,029
      Principal repayments of mortgage-backed securities held to maturity                        232,926               197,784
      Purchases of mortgage-backed securities held to maturity                                  (187,454)                   --
      Purchases of mortgage-backed securities available for sale                                (446,186)              (40,757)
      Proceeds from sales of mortgage-backed securities available for sale                       209,669                71,582
      Principal repayments of mortgage-backed securities available for sale                       56,673                56,687
      Maturities and repayments of investment securities held to maturity                        300,039               366,673
      Purchases of investment securities held to maturity                                       (613,996)             (346,774)
      Purchases of investment securities available for sale                                      (33,801)              (81,778)
      Maturities and repayments of investment securities available for sale                      134,996                23,076
      Proceeds from sales of investment securities available for sale                             30,152                20,148
      Purchases of mortgage loan servicing rights                                                (17,616)               (9,035)
      Purchases of Federal Home Loan Bank stock                                                  (51,213)              (22,445)
      Proceeds from sale of Federal Home Loan Bank stock                                          13,366                   933
      Proceeds from sales of real estate                                                          12,850                17,165
      Payments to acquire real estate                                                               (611)               (2,639)
      Acquisitions, net of cash received                                                         (88,350)                7,283
      Purchases of premises and equipment, net                                                   (33,326)               (8,169)
      Other items, net                                                                            (4,808)               (8,974)
                                                                                             -----------             ---------
            Net cash used by investing activities                                               (900,596)              (62,708)
--------------------------------------------------------------------------------------------------------------------------------

                         COMMERCIAL FEDERAL CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------
Dollars In Thousands
                                                                                                  Nine Months Ended
                                                                                                     March 31,
                                                                                        ----------------------------------
                                                                                             1999                   1998
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in deposits                                                                      $ (144,988)            $ (39,009)
Proceeds from Federal Home Loan Bank advances                                              1,648,055               964,280
Repayments of Federal Home Loan Bank advances                                               (545,235)             (485,398)
Proceeds from securities sold under agreements to repurchase                                  25,000               100,000
Repayments of securities sold under agreements to repurchase                                (200,000)             (305,388)
Proceeds from issuances of other borrowings                                                   85,000                11,950
Repayments of other borrowings                                                               (22,873)              (63,066)
Proceeds from repayment of loans from employee stock ownership plans                          11,058                    --
Payments of cash dividends on common stock                                                   (13,539)              (11,745)
Repurchases of common stock                                                                       --                (1,886)
Issuance of common stock                                                                      43,256                 4,047
Other items, net                                                                              (1,596)                2,987
                                                                                          ----------             ---------
             Net cash provided by financing activities                                       884,138               176,772
--------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS:
Increase (decrease) in net cash position                                                      (8,885)               19,182
Balance, beginning of year                                                                   217,012               177,403
Adjustments  to convert acquistions to fiscal year end                                            --               (32,583)
                                                                                          ----------             ---------
Balance, end of period                                                                    $  208,127             $ 164,002
                                                                                          ==========             =========
--------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for -
   Interest expense                                                                       $  375,204             $ 318,348
   Income taxes, net                                                                          38,340                37,738
Non-cash investing and financing activities -
   Loans exchanged for mortgage-backed securities                                             18,841               122,752
   Loans transferred to real estate                                                           13,349                 5,381
   Loans to facilitate the sale of real estate                                                   128                   302
   Common stock issued in connection with acquisition of businesses                               --                32,267
   Common stock received in connection with stock options exercised, net                          --                (3,728)
--------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              AS OF AND FOR THE NINE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

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

During the nine months ended March 31, 1999, the Corporation consummated the acquisitions of AmerUs Bank (AmerUs), First Colorado Bancorp, Inc. (First Colorado) and Midland First Financial Corporation (Midland). The accounts and results of operations of AmerUs and Midland are reflected in the Corporation's consolidated financial statements beginning July 31, 1998 and March 1, 1999, respectively, since these acquisitions were accounted for as purchases. The First Colorado acquisition was accounted for as a pooling of interests and, accordingly, the Corporation's historical consolidated financial statements were restated for all periods to include the accounts and results of operations of First Colorado. See Note B for additional information regarding these acquisitions.

Effective July 1, 1998, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 130 entitled "Reporting Comprehensive Income" (SFAS No. 130). This statement requires disclosures of the components of comprehensive income and the accumulated balance of other comprehensive income within consolidated total stockholders' equity. The adoption of the provisions of SFAS No. 130, disclosed in the Consolidated Statement of Comprehensive Income, did not effect the Corporation's consolidated financial position, results of operations or liquidity.

The accompanying interim consolidated financial statements have not been audited by independent auditors. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, the required restatement of all periods prior to the merger with First Colorado and the merger expenses and other nonrecurring items recorded during the first nine months of fiscal year
1999) considered necessary to fairly present the financial statements have been included. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's June 30, 1998, Annual Report to Stockholders. The results of operations for the three and nine month periods ended March 31, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year 1999. Certain amounts in the prior fiscal year periods have been reclassified for comparative purposes.

B.  CONSUMMATED ACQUISITIONS:
    -------------------------

MIDLAND FIRST FINANCIAL CORPORATION. On March 1, 1999, the Corporation consummated its acquisition of Midland, parent company of Midland Bank. Under the terms of the agreement, the Corporation acquired in a taxable acquisition all of the outstanding shares of Midland's common stock. The total purchase consideration of this acquisition was $83,000,000, including cash to pay off existing Midland debt totaling $5,550,000, the retirement of preferred stock of both Midland and Midland Bank totaling $11,562,000 and $810,000 for advisor fees.

Midland Bank was a privately held commercial bank headquartered in Lee's Summit, Missouri that operated eight branches in the greater Kansas City area. At February 28, 1999, Midland had total assets of approximately $399,231,000, deposits of approximately $353,090,000 and stockholders' equity of approximately $24,236,000. This acquisition was accounted for as a purchase with intangible assets amortized for the month of March 1999. The fair value adjustments and other purchase accounting adjustments, as well as amortization methods and lives, is anticipated to be finalized during fiscal year 1999 pursuant to generally accepted accounting principles. The effect of the Midland acquisition on the Corporation's consolidated financial statements as if this acquisition had occurred at the beginning of fiscal year 1999 is not material.

     -------------------------------------

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

The following table reconciles total interest income and other income, total interest expense and net income previously reported by the Corporation and First Colorado to give effect to the merger as currently presented in the financial statements for the comparable three and nine months ended March 31, 1998, included herein:

                                                                         Corporation           First Colorado            Combined
-----------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1998:
  Total interest income and other income                                    $182,300                 $29,201               $211,501
  Total interest expense                                                     103,272                  14,838                118,110
  Net income                                                                   8,822                   4,806                 13,628
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Nine months ended March 31, 1998:
  Total interest income and other income                                    $550,868                 $89,708               $640,576
  Total interest expense                                                     314,194                  45,453                359,647
  Net income                                                                  49,158                  15,880                 65,038
-----------------------------------------------------------------------------------------------------------------------------------

Prior to its merger into the Corporation, results of operations for First Colorado were reported on a calendar year basis. In restating prior periods, the accounts and results of operations of First Colorado were conformed to the Corporation's fiscal year ended June 30, 1998. Accordingly, in changing to the Corporation's fiscal year, First Colorado's accounts and results of operations for the six months ended June 30, 1997, including total interest income and other income of $55,737,000, total interest expense of $29,399,000 and net income of $8,840,000 were excluded from reported results of operations for the restated combined companies. Such amounts, net of a cash dividend of $3,477,000, are included in the Corporation's consolidated retained earnings of the consolidated total stockholders' equity.

     -------------------------------------

AMERUS BANK. On July 31, 1998, the Corporation consummated its acquisition of AmerUs, a wholly-owned subsidiary of AmerUs Group Co. Under the terms of the Stock Purchase Agreement, the Corporation acquired through a taxable acquisition all of the outstanding shares of the common stock of AmerUs for total consideration of $178,269,000. Such consideration consisted of (i) certain assets retained by AmerUs Group Co. in lieu of cash (primarily FHA Title One single-family residential mortgage loans and a receivable for income tax benefits) totaling approximately $85,027,000, (ii) cash (as adjusted per the agreement) totaling $53,242,000, and (iii) promissory notes due July 31, 1999, for $40,000,000 bearing interest, adjusted monthly, at 150 basis points over the one-year Treasury bill rate.

AmerUs was a federally chartered savings bank headquartered in Des Moines, Iowa and operated 47 branches in Iowa (26), Missouri (8), Nebraska (6), Kansas (4), Minnesota (2) and South Dakota (1). At July 31, 1998, before purchase accounting adjustments, AmerUs had total assets of approximately $1.3 billion, deposits of approximately $949,700,000 and stockholder's equity of approximately $84,800,000. This acquisition was accounted for as a purchase with purchase accounting adjustments and intangible assets amortized for eight months through March 31, 1999. The fair value adjustments and other purchase accounting adjustments, as well as amortization methods and lives, will be finalized during fiscal year 1999 pursuant to generally accepted accounting principles.

The accounts and consolidated results of operations for the nine months ended March 31, 1999 include the results of AmerUs beginning July 31, 1998. The following table summarizes results (for the quarter that the acquisition consummated and the preceding fiscal year) on an unaudited consolidated pro forma basis (including an after-tax loss of $22,504,000 from AmerUs for the month of July 1998) as though this purchase had occurred at the beginning of fiscal year 1998:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                       Three Months                 Fiscal Year
                                                                                           Ended                       Ended
                                                                                    September 30, 1998             June 30, 1998
----------------------------------------------------------------------------------------------------------------------------------
Total interest income and other income                                                       $206,513                  $871,127
Net income (loss)                                                                              (7,975)                   69,481
Diluted earnings (loss) per common share                                                         (.13)                     1.67
----------------------------------------------------------------------------------------------------------------------------------

C.  MERGER EXPENSES AND OTHER NONRECURRING ITEMS:
    --------------------------------------------

The Corporation incurred pre-tax merger expenses and other nonrecurring items totaling $30,043,000 for the nine months ended March 31, 1999, associated primarily with the First Colorado acquisition and the termination of employee stock ownership plans (ESOP) acquired in the mergers of three financial institutions. These items are detailed below with their classification noted parenthetically as to where such items are included in the Consolidated Statement of Operations.

----------------------------------------------------------------------------------------------------------------------------------

                                                                  Three Months Ended                        Nine Months Ended
                                                                       March 31,                                  March 31,
                                                                 --------------------                      -------------------
                                                                 1999            1998                      1999           1998
----------------------------------------------------------------------------------------------------------------------------------
Merger Expenses:
   Termination of employee stock ownership plans                 $13,954      $    --                      $13,954        $    --
   Transaction costs relating to the combinations                     --        4,740                        8,015          5,993
   Employee severance and other termination costs                     --        5,183                        1,449          5,183
   Costs to combine operations                                        --        1,548                        6,499          1,548
----------------------------------------------------------------------------------------------------------------------------------
                                                                  13,954       11,471                       29,917         12,724
Other nonrecurring items:
   Additional loan loss reserves -
     (provision for loan and lease losses)                            --           --                        1,000          2,431
   Gain on sale of First Colorado branch -
     (other operating income)                                         --           --                       (1,076)            --
   Reserves on leasing operations -
     (other operating income)                                         --          597                           --            597
   Accelerated amortization of computer systems and
     software - (data processing)                                     --        4,314                           --          4,314
   Conforming accounting practices of combining
     companies - (compensation and benefits)                          --          161                          202            161
   Conforming accounting practices of combining
     companies - (other operating expenses)                           --        2,364                           --          2,364
----------------------------------------------------------------------------------------------------------------------------------
Total merger expenses and other nonrecurring
       items, before income taxes                                 13,954       18,907                       30,043         22,591
Income tax benefit                                                    --       (5,363)                      (2,954)        (6,755)
----------------------------------------------------------------------------------------------------------------------------------

Total merger expenses and other
       nonrecurring items, after-tax                             $13,954      $13,544                      $27,089        $15,836
----------------------------------------------------------------------------------------------------------------------------------

The Corporation recorded merger-related charges totaling $13,954,000 from the termination of three ESOPs acquired in conjunction with three business combinations accounted for under the pooling of interests method of accounting:
First Colorado, Mid Continent Bancshares, Inc. (Mid Continent) and Perpetual Midwest Financial, Inc. These plans were to be terminated as soon as possible following consummation of the mergers and receipt of determination letters from the Internal Revenue Service to terminate such plans. During the three months ended March 31, 1999, the related outstanding loans totaling $11,058,000 associated with these plans were repaid from the ESOP trusts to the Corporation. The remaining amount of unallocated shares with a market value of $13,954,000 at March 31, 1999 is expected to be distributed to plan participants by June 30, 1999.

D.  COMMITMENTS AND CONTINGENCIES:
    -----------------------------

At March 31, 1999, the Corporation issued commitments, excluding undisbursed portions of loans in process, of approximately $879,797,000 as follows:
$334,965,000 to originate loans, $157,138,000 to purchase loans, $50,000,000 to purchase mortgage-backed securities, $7,750,000 to purchase investment securities and $329,944,000 to provide unused lines of credit for commercial and consumer use. Loan commitments, which are funded subject to certain limitations, extend over various periods of time. Generally, unused loan commitments are canceled upon expiration of the commitment term as outlined in each individual contract. These outstanding loan commitments to extend credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn upon. In addition, at March 31, 1999, the Corporation had issued commitments to sell mortgage loans and securities totaling $502,979,000 as follows: $452,979,000 in mandatory forward delivery commitments to sell residential mortgage loans and $50,000,000 in commitments to sell mortgage-backed securities. Loans sold subject to recourse provisions totaled approximately $18,232,000, which represents the total potential credit risk associated with these particular loans. Such credit risk would, however, be offset by the value of the single-family residential properties which collateralize these loans.

The Corporation is subject to a number of lawsuits and claims for various amounts which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Corporation's financial position or results of operations.

On September 12, 1994, the Bank and the Corporation commenced litigation against the United States in the United States Court of Federal Claims seeking to recover monetary relief for the government's refusal to honor certain contracts that it had entered into with the Bank. The suit alleges that such governmental action constitutes a breach of contract and an unlawful taking of property by the United States without just compensation or due process in violation of the Constitution of the United States. The Bank also assumed a lawsuit in the merger with Mid Continent against the United States also relating to a supervisory goodwill claim filed by the former Mid Continent. The litigation status and process of legal actions, as well as that of numerous actions brought by others alleging similar claims with respect to supervisory goodwill and regulatory capital credits, make the value of the claims asserted by the Bank (including the Mid Continent claim) uncertain as to their ultimate outcome, and contingent on a number of factors and future events which are beyond the control of the Bank, both as to substance, timing and the dollar amount of damages that may be awarded to the Bank and the Corporation if they finally prevail in this litigation.

E.  CURRENT ACCOUNTING PRONOUNCEMENTS:
    ----------------------------------

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

ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE:

In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134 entitled "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65" (SFAS No. 134). FASB Statement 65, as amended by FASB Statements No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. SFAS No. 134 further amends Statement 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise.

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

F.  REGULATORY CAPITAL REQUIREMENTS:
    --------------------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following tables of tangible, core and total risk-based capital. Prompt Corrective Action provisions contained in the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for Prompt Corrective Action provisions under FDICIA, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risk-based capital ratios as set forth in the following table. At March 31, 1999, and June 30, 1998, the Bank exceeded the minimum requirements for the well-capitalized category.

The following presents the Bank's regulatory capital levels and ratios relative to its minimum capital requirements:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                As of March 31, 1999
                                                          -------------------------------------------------------------------------
                                                                    Actual Capital                           Required Capital
                                                          ---------------------------------           -----------------------------
                                                            Amount                  Ratio               Amount             Ratio
-----------------------------------------------------------------------------------------------------------------------------------

OTS capital adequacy:
          Tangible capital                                  $866,753                 6.79%              $191,577           1.50%
          Core capital                                       877,854                 6.87                383,488           3.00
          Risk-based capital                                 948,280                13.32                569,605           8.00
FDICIA regulations to be
     classified well-capitalized:
          Tier 1 leverage capital                            877,854                 6.87                639,146           5.00
          Tier 1 risk-based capital                          877,854                12.33                427,204           6.00
          Total risk-based capital                           948,280                13.32                712,006          10.00
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                                                                As of June 30, 1998
                                                          ------------------------------------------------------------------------
                                                                  Actual Capital                             Required Capital
                                                          -----------------------------                ---------------------------
                                                            Amount              Ratio                    Amount             Ratio
----------------------------------------------------------------------------------------------------------------------------------
OTS capital adequacy:
          Tangible capital                                 $813,961           7.88%                    $154,993           1.50%
          Core capital                                      826,686           7.99                      310,278           3.00
          Risk-based capital                                878,363          15.49                      453,593           8.00
FDICIA regulations to be
     classified well-capitalized:
          Tier 1 leverage capital                           826,686           7.99                      517,130           5.00
           Tier 1 risk-based capital                        826,686          14.58                      340,195           6.00
          Total risk-based capital                          878,363          15.49                      566,992          10.00
----------------------------------------------------------------------------------------------------------------------------------

As of March 31, 1999, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for Prompt Corrective Action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank's classification.

G.   SUBSEQUENT EVENT - COMMON STOCK REPURCHASE:
     ------------------------------------------

Effective April 28, 1999, the Corporation's Board of Directors authorized the repurchase of up to five percent of the Corporation's outstanding common stock during the next 18 months. Such repurchase is expected to approximate 3,000,000 shares of common stock. Repurchases will be made at any time and in any amount, depending upon market conditions and various other factors. Any repurchase generally would be on the open-market, although privately negotiated transactions are also possible. In compliance with Nebraska law, all repurchased shares will be cancelled.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               -------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

This management's discussion and analysis of financial condition and results of operations contains or incorporates by reference forward-looking statements that involve inherent risks and uncertainties. The Corporation cautions readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include fluctuations in interest rates, inflation, government regulations, the progress of integrating acquisitions, economic conditions, adequacy of allowance for credit losses, the costs or difficulties associated with the resolution of Year 2000 issues on computer systems greater than anticipated, technology changes and competition in the geographic and business areas in which the Corporation conducts its operations. These statements are based on management's current expectations. Actual results in future periods may differ materially from those currently expected because of various risks and uncertainties.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

The Corporation's principal asset is its investment in the capital stock of the Bank, and because it does not generate any significant revenues independent of the Bank, the Corporation's liquidity is dependent on the extent to which it receives dividends from the Bank. The Bank's ability to pay dividends to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Under capital distribution regulations of the OTS, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed dividend, has total capital that is at least equal to the amount of its fully phased-in capital requirements (a "Tier I Association") is permitted to pay dividends during a calendar year in an amount equal to the greater of (i) 75.0% of its net income for the recent four quarters, or (ii) 100.0% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in risk-based capital ratio requirement at the beginning of the calendar year. At March 31, 1999, the Bank qualified as a Tier I Association, and would be permitted to pay an aggregate amount approximating $171.4 million in dividends under these regulations. Should the Bank's regulatory capital fall below certain levels, applicable law would require approval by the OTS of such proposed dividends and, in some cases, would prohibit the payment of dividends.

At March 31, 1999, cash of Commercial Federal Corporation (the parent company) totaled $34.4 million. On November 13, 1998, the parent company partially paid down its unsecured variable rate term note due July 31, 2003, by $8.75 million and paid scheduled quarterly principal payments totaling $3.75 million resulting in a remaining principal balance of $32.5 million at March 31, 1999. Due to the parent company's limited independent operations, management believes that its cash balance at March 31, 1999, is currently sufficient to meet operational needs. However, the parent company's ability to make future interest and principal payments on its $50.0 million of 7.95% fixed-rate subordinated extendible notes due December 1, 2006 (the Notes), on its $46.4 million of 9.375% fixed-rate junior subordinated debentures due May 15, 2027 (the Debentures), on its $40.0 million of one-year variable rate notes due July 31, 1999, and on its $32.5 million unsecured variable rate term note due July 31, 2003, is dependent upon its receipt of dividends from the Bank. Accordingly, for the three and nine months ended March 31, 1999, dividends totaling $32.863 million and $59.109 million, respectively, were paid by the Bank to the parent company. Such dividends from the Bank were paid primarily to cover (i) interest payments totaling $8.139 million on all of the parent company's debt, (ii) principal payments of $4.75 million on the parent company's variable rate term notes (iii) the quarterly common stock cash dividends totaling $11.220 million payable to the common stock shareholders through March 31 1999, (iv) the payment of $10.0 million related to the acquisition of AmerUs on July 31, 1998 and (v) the payment of $25.0 million related to the acquisition of Midland on March 1, 1999. The Bank will continue to pay dividends to the parent company, pursuant to regulatory restrictions, to cover future principal and interest payments on the parent company's debt and cash dividends on common stock when and as declared by the parent company on a quarterly basis. Dividends totaling $14.002 million were paid by the Bank to the parent company during the nine months ended March 31, 1998. The parent company also receives cash from the exercise of stock options and the sale of common stock under its employee benefit plans, as well as from the Bank for income tax benefits from operating losses of the parent company as provided in the corporate tax sharing agreement.

Effective April 28, 1999, the parent company was authorized to repurchase up to five percent of its outstanding common stock during the next 18 months. Such repurchase is expected to approximate three million shares of common stock. The repurchase will be financed from a combination of parent company funds, capital distributions from the Bank and/or additional borrowings. See note G in the Notes to the Consolidated Financial Statements for additional information on this stock repurchase.

The Bank's primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the Federal Home Loan Bank (FHLB), (iv) cash generated from operations and (v) securities sold under agreements to repurchase. As reflected in the Consolidated Statement of Cash Flows, net cash flows provided by operating activities totaled $7.6 million for the nine months ended March 31, 1999 and net cash flows used by operating activities totaled $94.9 million for the nine months ended March 31, 1998. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans.

--------------------------------------------

Net cash flows used by investing activities totaled $900.6 million and $62.7 million for the nine months ended March 31, 1999 and 1998, respectively.
Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities and (ii) the purchase and origination of loans, mortgage-backed and investment securities. The acquisition of First Colorado (consummated August 14, 1998) had no material effect on liquidity, except for the net cash outlays totaling $16.2 million relating to nonrecurring merger related costs, since such transaction was consummated in an exchange of common stock between the financial institutions. The acquisition of AmerUs on July 31, 1998 resulted in a cash outlay of approximately $53.2 million and the acquisition of Midland on March 1, 1999, resulted in a cash outlay of $83.0 million. The acquisition of AmerUs was financed by $40.0 million of one-year purchase notes (due July 31, 1999) from the seller bearing interest at 150 basis points over the one-year Treasury bill rate, a $10.0 million capital distribution to the parent company from the Bank and, in part, by a $45.0 million term note borrowed by the Corporation on July 30, 1998. This note is a five-year term note due July 31, 2003, unsecured, with quarterly principal payments of $1.25 million and interest payable quarterly at 100 basis points below the lender's national base rate. On November 13, 1998, this term note was partially paid down by an additional $8.75 million, resulting in a remaining principal balance of $32.5 million at March 31, 1999. The acquisition of Midland was financed by parent company funds and a $25.0 million capital distribution to the parent company from the Bank.

Net cash flows provided by financing activities totaled $884.1 million and $176.8 million, respectively, for the nine months ended March 31, 1999 and 1998. Advances from the FHLB, retail deposits and securities sold under agreements to repurchase have been the primary sources to balance the Corporation's funding needs during each of the periods presented. The Corporation experienced net decreases in retail deposits of $145.0 million and $39.0 million, respectively, for the nine months ended March 31, 1999 and 1998, primarily due to depositors leaving for higher interest rates. In addition, for the nine months ended March 31, 1999, First Colorado issued 1,400,000 shares of common stock on August 14, 1998 prior to its merger with the Corporation. Such offering resulted in the receipt of proceeds totaling $32.5 million.

The Corporation will continue to grow its franchise through an ongoing program of selective acquisitions of other financial institutions, as well as through internal growth. The Corporation has considered and will continue to consider possible mergers with and acquisitions of other selected financial institutions. During the nine months ended March 31, 1999, the Corporation consummated the acquisitions of AmerUs, First Colorado and Midland. See Note B in the Notes to the Consolidated Financial Statements for additional information on these completed acquisitions. Such acquisitions present the Corporation with the opportunity to further expand its community banking retail network in its existing markets; and to increase its earnings potential by increasing its mortgage, consumer and commercial loan volumes funded primarily by deposits which generally bear lower rates of interest than alternative sources of funds and by lower costing callable FHLB advances. Acquisition candidates are selected based on the extent to which the candidate can enhance the Corporation's retail presence in new or existing markets and complement the Corporation's present retail network.

--------------------------------------------

At March 31, 1999, the Corporation issued commitments totaling approximately $879.8 million to fund and purchase loans, mortgage-backed and investment securities as follows: $421.5 million of single-family fixed-rate mortgage loans, $40.7 million of single-family adjustable-rate mortgage loans, $329.9 million of unused lines of credit for commercial and consumer use, $29.9 million of commercial real estate loans, $50.0 million of mortgage-backed securities and $7.8 million of investment securities. These outstanding loan commitments to extend credit in order to originate loans or fund commercial and consumer loan lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described. In addition, at March 31, 1999, the Corporation had approximately $453.0 million in mandatory forward delivery commitments to sell residential mortgage loans and $50.0 million in commitments to sell mortgage-backed securities.

The maintenance of an appropriate level of liquid resources to meet not only regulatory requirements but also to provide funding necessary to meet the Corporation's current business activities and obligations is an integral element in the management of the Corporation's assets. The Bank is required by federal regulation to maintain a minimum average daily balance of cash and certain qualifying liquid investments equal to 4.0% of the aggregate of the prior month's daily average savings deposits and short-term borrowings. The Bank's liquidity ratio was 11.23 % at March 31, 1999. Liquidity levels will vary depending upon savings flows, future loan fundings, cash operating needs, collateral requirements and general prevailing economic conditions. The Bank does not foresee any difficulty in meeting its liquidity requirements.

RESULTS OF OPERATIONS:
----------------------

Net income for the three months ended March 31, 1999, was $16.2 million, or $.27 per basic and diluted share, compared to net income of $13.6 million, or $.23 per diluted share ($.24 per basic share) for the three months ended March 31, 1998. The net increase in net income for the three months ended March 31, 1999, compared to the three months ended March 31, 1998, is primarily due to net increases of $16.0 million in net interest income after provision for loan and lease losses and $1.7 million in total other income partially offset by net increases of $8.4 million in provision for income taxes, $2.5 million in merger expenses (included within the general and administrative expenses category), $2.3 million in amortization of intangible assets and $1.9 million in general and administrative expenses.

Net income for the nine months ended March 31, 1999 was $62.5 million, or $1.04 per diluted share ($1.05 per basic share), compared to net income of $65.0 million, or $1.13 per diluted share ($1.16 per basic share) for the nine months ended March 31, 1998. Such net decrease in net income is due to net increases of $17.2 million in merger expenses (included within the general and administrative expenses category ), $11.5 million in provision for income taxes, $9.6 million in other general and administrative expenses and $6.3 million in amortization of intangible assets. These decreases to net income were partially offset by net increases of $36.6 million in net interest income after provision for loan and lease losses and $5.5 million in total other income.

----------------------------------

Net Interest Income:
--------------------

Net interest income was $87.4 million for the three months ended March 31, 1999, compared to $71.5 million for the three months ended March 31, 1998, resulting in an increase of approximately $16.0 million, or 22.4%. Net interest income was $243.5 million for the nine months ended March 31, 1999, compared to $207.7 million for the nine months ended March 31, 1998, resulting in an increase of $35.8 million, or 17.2%. The interest rate spread was 2.88% at March 31, 1999 compared to 2.71% at March 31, 1998, an increase of 17 basis points. During the three months ended March 31, 1999 and 1998, interest rate spreads were 2.84% and 2.61%, respectively, an increase of 23 basis points; and the yield on interest-earning assets was 3.01% and 2.91%, up 10 basis points over the same respective periods of time. The interest rate spreads also increased 24 basis points from 2.59% to 2.83% during the nine months ended March 31, 1999 compared to 1998, while the yield on interest-earning assets increased 14 basis points from 2.85% to 2.99%. The interest rate spreads and net annualized yields for the fiscal year 1999 periods increased compared to the respective periods for fiscal year 1998 due to the declining interest rate environment, primarily in short-term borrowings. The average balance of interest-earning assets increased $1.778 billion for the three months ended March 31, 1999 compared to the same period ended March 31, 1998, while the average balance of interest-bearing liabilities increased $1.926 billion over the same respective periods of time. The average balance of interest-earning assets increased $1.145 billion for the nine months ended March 31, 1999 compared to 1998 and the average balance of interest-bearing liabilities increased $1.283 billion. The increases in these average balances are due to the acquisitions of AmerUs on July 31, 1998, Midland on March 1, 1999, First National Bank Shares, LTD (First National) on January 30, 1998 and to internal growth. Net interest income increased for the three and nine months ended March 31, 1999 compared to 1998 due to the increase in the average balances for loans and leases (even though average rates declined) partially offset by increases in the average balances of savings deposits and FHLB advances. The future trend in interest rate spreads and net interest income will be dependent upon such factors as the composition and balances of the Corporation's interest-earning assets and interest-bearing liabilities, the interest rate risk exposure of the Corporation and the maturity and repricing activity of interest-sensitive assets and liabilities, as influenced by changes in and levels of both short-term and long-term market interest rates.

The following table presents certain information concerning yields earned on interest-earning assets and rates paid on interest-bearing liabilities during and at the end of each of the periods presented:

---------------------------------------------------------------------------------------------------------------------------------
                                                      For the Three                     For the Nine
                                                      Months Ended                      Months Ended                    At
                                                        March 31,                         March 31,                 March 31,
                                                ------------------------          ------------------------      -----------------
                                                 1999              1998            1999              1998        1999       1998
---------------------------------------------------------------------------------------------------------------------------------
Weighted average yield on:
   Loans and leases                              7.75%             8.07%           7.90%             8.14%        7.74%     8.07%
   Mortgage-backed securities                    6.14              6.52            6.20              6.35         6.21      6.77
   Investments                                   6.52              6.37            6.49              6.84         6.52      6.60
---------------------------------------------------------------------------------------------------------------------------------
      Interest-earning assets                    7.46              7.72            7.59              7.79         7.44      7.78
---------------------------------------------------------------------------------------------------------------------------------
Weighted average rate paid on:
   Savings deposits                              2.74              2.91            2.79              2.99         2.75      2.96
   Other time deposits                           5.32              5.73            5.46              5.76         5.29      5.68
   Advances from FHLB                            5.06              5.91            5.34              5.95         4.98      5.77
   Securities sold under agreements
      to repurchase                              5.81              6.02            5.87              6.03         5.83      5.95
   Other borrowings                              7.85              8.59            8.16              9.79         8.00      8.81
---------------------------------------------------------------------------------------------------------------------------------
      Interest-bearing liabilities               4.62              5.11            4.76              5.20         4.56      5.07
---------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                             2.84%             2.61%           2.83%             2.59%        2.88%     2.71%
---------------------------------------------------------------------------------------------------------------------------------
Net annualized yield on
   interest-earning assets                       3.01%             2.91%           2.99%             2.85%        2.99%     2.95%
---------------------------------------------------------------------------------------------------------------------------------

--------------------------------

The table below presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, and average yields and rates during the three and nine months ended March 31, 1999. The following table includes nonaccruing loans averaging $74.0 million and $61.7 million, respectively, for the three and nine months ended March 31, 1999, as interest-earning assets at a yield of zero percent:

------------------------------------------------------------------------------------------------------------------------
                                              Three Months Ended                            Nine Months Ended
                                                March 31, 1999                               March 31, 1999
                                  ------------------------------------------   -----------------------------------------
                                                                 Annualized                                   Annualized
                                       Average                     Yield/            Average                    Yield/
                                       Balance        Interest      Rate             Balance       Interest      Rate
------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans and leases                      $ 9,283,946   $179,283        7.75%          $ 8,786,297   $520,335        7.90%
   Mortgage-backed securities              1,330,046     20,407        6.14             1,211,896     56,353        6.20
   Investments                             1,004,622     16,382        6.52               862,299     41,960        6.49
------------------------------------------------------------------------------------------------------------------------
     Interest-earning assets             11,618,614    216,072        7.46            10,860,492    618,648        7.59
------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings deposits                        2,911,564     19,683        2.74             2,815,679     59,050        2.79
   Other time deposits                     4,534,071     59,439        5.32             4,459,590    182,656        5.46
   Advances from FHLB                      3,507,561     43,730        5.06             2,813,088    112,748        5.34
   Securities sold under
      agreements to repurchase               160,796      2,335        5.81               228,394     10,211        5.87
   Other borrowings                          175,485      3,443        7.85               171,752     10,506        8.16
------------------------------------------------------------------------------------------------------------------------
   Interest-bearing liabilities           11,289,477    128,630        4.62            10,488,503    375,171        4.76
------------------------------------------------------------------------------------------------------------------------

Net earnings balance                     $   329,137                                  $   371,989
                                         ===========                                  ===========

Net interest income                                    $ 87,442                                     $243,477
                                                       ========                                     ========

Interest rate spread                                                   2.84%                                        2.83%

------------------------------------------------------------------------------------------------------------------------
Net annualized yield on
   interest-earnings assets                                            3.01%                                        2.99%
------------------------------------------------------------------------------------------------------------------------

The net earnings balance (the difference between average interest-bearing liabilities and average interest-earning assets) decreased by $147.2 million and $137.5 million, respectively, for the three and nine months ended March 31, 1999, compared to the three and nine months ended March 31, 1998. Such decreases are primarily due to (i) the acquisition of AmerUs that was financed by the $40.0 million one year notes, in part by the $45.0 million unsecured term note due July 31, 2003 and by the outlay of existing cash and (ii) the acquisition of Midland that was financed entirely by existing cash. In addition, the average balances of mortgage-backed securities decreased $66.7 million and $107.2 million, respectively, over the same respective fiscal year 1998 periods due to principal repayments and sales.

--------------------------------

The table below presents the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities, respectively, and the amount of change in each attributable to: (i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The net change attributable to change in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. The following table demonstrates the effect of the increased volume of interest-earning assets and interest-bearing liabilities, the changes in interest rates and the effect on the interest rate spreads previously discussed:

-------------------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                            Nine Months Ended
                                                     March 31, 1999 Compared                       March 31, 1999 Compared
                                                        to March 31,1998                             to March 31,1998
                                                 ------------------------------------------------------------------------------
                                                    Increase (Decrease) Due to                    Increase (Decrease) Due to
-------------------------------------------------------------------------------------------------------------------------------
                                                     Volume          Rate       Net            Volume        Rate        Net
-------------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans and leases                                      $33,087   $ (8,602)   $24,485          $ 76,288    $(17,980)  $ 58,308
   Mortgage-backed securities                              1,057     (1,245)      (188)           (5,012)     (1,419)    (6,431)
   Investments                                             1,850        352      2,202             1,625      (2,225)      (600)
-------------------------------------------------------------------------------------------------------------------------------
      Interest income                                     35,994     (9,495)    26,499            72,901     (21,624)    51,277
-------------------------------------------------------------------------------------------------------------------------------

Interest expense:
   Savings deposits                                        3,792     (1,177)     2,615            12,201      (3,268)     8,933
   Other time deposits                                     3,205     (4,567)    (1,362)            5,822     (10,081)    (4,259)
   Advances from FHLB                                     18,634     (4,859)    13,775            34,090      (9,741)    24,349
   Securities sold under agreements to repurchase         (4,864)      (247)    (5,111)          (14,247)       (616)   (14,863)
   Other borrowings                                          869       (266)       603             3,163      (1,799)     1,364
-------------------------------------------------------------------------------------------------------------------------------
      Interest expense                                    21,636    (11,116)    10,520            41,029     (25,505)    15,524
-------------------------------------------------------------------------------------------------------------------------------
Effect on net interest income                            $14,358   $  1,621    $15,979          $ 31,872    $  3,881   $ 35,753
-------------------------------------------------------------------------------------------------------------------------------

The net improvements due to changes in volume and rates for the three and nine months ended March 31, 1999, compared to March 31, 1998, reflect the net growth the Corporation has experienced, both internally and from acquisitions, and the decreases in rates on interest-earning assets that were more than offset by decreases in rates on interest-bearing liabilities, primarily other time deposits and FHLB advances. The increases in volume due to internal growth of interest-earning assets has been funded, at favorable rates, primarily by callable FHLB advances and deposits.

Provision for Loan and Lease Losses and Real Estate Operations:
---------------------------------------------------------------

The Corporation recorded loan and lease loss provisions totaling $2.8 million and $9.6 million, respectively, for the three and nine months ended March 31, 1999, compared to $2.8 million and $10.5 million, respectively, for the three and nine months ended March 31, 1998. The provision for the nine months ended March 31, 1999 is lower by $864,000 compared to the nine months ended March 31, 1998, primarily due to net decreases in loss reserves recorded to conform the reserve positions of pooled acquisitions to the policies of the Corporation. Such loss reserves totaled $2.4 million for the nine months ended March 31, 1998 compared to $1.0 million for the nine months ended March 31, 1999. Loan and lease loss provisions for the nine months ended March 31, 1999, excluding the $1.0 million recorded to conform the reserve positions of First Colorado to the policies of the Corporation, have exceeded net charge-offs totaling $8.2 million for the same nine month period by $422,000. The allowance for loan and lease losses is based upon management's continuous evaluation of the collectibility of outstanding loans and leases, which takes into consideration such factors as changes in the composition of the loan and lease portfolios and economic conditions that may affect the borrower's ability to pay, regular examinations by the Corporation's credit review group of specific problem loans and leases and of the overall portfolio quality and real estate market conditions in the Corporation's lending areas.

The Corporation recorded net losses from real estate operations totaling $772,000 and $1.2 million, respectively, for the three and nine months ended March 31, 1999, compared to a net loss of $178,000 for the three months ended March 31, 1998 and net income of $1.7 million for the nine months ended March 31, 1998. Real estate operations reflect provisions for real estate losses, net real estate operating activity, and gains and losses on dispositions of real estate. The net loss in real estate operations for the three months ended March 31, 1999 compared to March 31, 1998, is greater primarily due to a net increase in provisions for real estate losses and increased operating expenses. The net decrease for the nine months ended March 31, 1999 compared to March 31, 1998 is due primarily to a decrease in net gains on dispositions of real estate in the current fiscal year of approximately $1.3 million, a net increase in operating expenses of approximately $446,000 and a net increase in provisions for real estate losses.

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

---------------------------------------------------------------------------

Nonperforming assets are monitored on a regular basis by the Corporation's internal credit review and asset workout groups. Nonperforming assets increased $25.0 million at March 31, 1999, compared to June 30, 1998, resulting from net increases of $16.4 million in nonperforming loans and leases, approximately $6.1 million in real estate and $2.5 million in troubled debt restructurings. Nonperforming assets as of the dates indicated are summarized as follows:

----------------------------------------------------------------------------------------------------------------------------------

                                                                                             March  31,                June 30,
                                                                                                1999                     1998
----------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans and leases:
   Residential real estate loans                                                               $53,206                   $43,212
   Commercial real estate loans                                                                  1,294                     1,369
   Consumer loans                                                                                7,042                     2,651
   Leases and other loans                                                                        4,233                     2,134
----------------------------------------------------------------------------------------------------------------------------------
       Total                                                                                    65,775                    49,366
----------------------------------------------------------------------------------------------------------------------------------

Real estate:
   Commercial                                                                                    7,578                     8,945
   Residential                                                                                  16,353                     8,821
----------------------------------------------------------------------------------------------------------------------------------
       Total                                                                                    23,931                    17,766
----------------------------------------------------------------------------------------------------------------------------------

Troubled debt restructurings:
   Commercial                                                                                    6,618                     3,524
   Residential                                                                                     155                       778
----------------------------------------------------------------------------------------------------------------------------------
       Total                                                                                     6,773                     4,302
----------------------------------------------------------------------------------------------------------------------------------

Total nonperforming assets                                                                     $96,479                   $71,434
----------------------------------------------------------------------------------------------------------------------------------

Nonperforming loans and leases to total loans and leases                                           .68%                      .62%
Nonperforming assets to total assets                                                               .75%                      .69%
----------------------------------------------------------------------------------------------------------------------------------

Allowance for loan and lease losses:
   Loans and leases (1)                                                                        $75,135                   $56,295
   Bulk purchased loans (2)                                                                      6,890                     8,462
----------------------------------------------------------------------------------------------------------------------------------
       Total                                                                                   $82,025                   $64,757
----------------------------------------------------------------------------------------------------------------------------------

Allowance for loan and lease losses to total loans and leases                                      .85%                      .81%
Allowance for loan and lease losses to total nonperforming assets                                85.02%                    90.65%
----------------------------------------------------------------------------------------------------------------------------------

(1) Includes $158,000 and $97,000 at March 31, 1999 and June 30, 1998,
    respectively, in general allowance for losses established primarily to cover risks associated with borrowers' delinquencies and defaults on loans held for sale.

(2) Represents the allowance for loan losses for single-family residential whole loans purchased between January 1991 and June 30, 1992 (bulk purchased loans), which had been allocated from the amount of net discounts associated with the Corporation's purchase of these loans to provide for the credit risk associated with such bulk purchased loans. These bulk purchased loans had principal balances of $304.7 million and $388.5 million, respectively, at March 31, 1999 and June 30, 1998. These allowances are available only to absorb losses associated with respective bulk purchased loans and are not available to absorb losses from other loans.

---------------------------------------------------------------------------

The ratio for nonperforming loans and leases to total loans and leases increased compared to June 30, 1998, due to increases in such nonperforming loans and leases, primarily delinquent residential real estate loans and consumer loans, partially offset by the net increase in loans and leases at March 31, 1999, compared to June 30, 1998. The ratio for nonperforming assets to total assets increased compared to June 30, 1998 due to the increase in total nonperforming assets partially offset by the net increase in total assets. The percentage of allowance for loan and lease losses to total loans and leases increased compared to June 30, 1998, due to the net increase in the loss allowance at March 31, 1999, compared to June 30, 1998 partially offset by the net increase in loan and leases over the same periods of time. The allowance for loan and lease losses to total nonperforming assets decreased at March 31, 1999 compared to June 30, 1998 due to the net increase in the total nonperforming assets partially offset by the increase in the loss allowance.

Nonperforming loans and leases at March 31, 1999, increased by $16.4 million compared to June 30, 1998, primarily due to net increases totaling $10.0 million, $4.4 million and $2.1 million respectively, for delinquent residential real estate loans, delinquent consumer loans and delinquent leases and other loans. The increases are due to growth in the respective portfolios and to nonperforming loans and leases from the AmerUs acquisition. The net increase in real estate of approximately $6.1 million at March 31, 1999, compared to June 30, 1998, is due primarily to real estate acquired from the AmerUs and Midland acquisitions. The net increase of $2.5 million in troubled debt restructurings at March 31, 1999, compared to June 30, 1998, is primarily attributable to the addition of nine commercial troubled debt restructurings totaling approximately $5.8 million partially offset by the payoff of seven commercial and residential loans with balances totaling $1.9 million at June 30, 1998 and the movement of $1.6 million out of troubled debt restructurings.

Loan Servicing Fees:
--------------------

Fees from loans serviced for other institutions totaled $8.6 million and $25.9 million, respectively, for the three and nine months ended March 31, 1999 compared to $8.8 million and $26.5 million, respectively, for the three and nine months ended March 31, 1998. The net decrease comparing the respective periods is primarily due to a slightly lesser average service fee collected by the Corporation. comparing the fiscal year 1999 periods to fiscal 1998. At March 31, 1999 and 1998, the Corporation's mortgage servicing portfolio approximated $7.451 billion and $7.174 billion, respectively.

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

Retail Fees and Charges:
------------------------

Retail fees and charges totaled $8.9 million and $27.8 million, respectively, for the three and nine months ended March 31, 1999 compared to $7.3 million and $22.0 million, respectively, for the three and nine months ended March 31, 1998. The net increases result primarily from the AmerUs, First National and Midland acquisitions, accounted for as purchases and included in operations since their respective dates of consummation, contributing $1.1 million and $3.1 million in retail fees and charges for the three and nine months ended March 31, 1999. Increases in certain checking account fees and related ancillary fees for overdraft and insufficient funds charges due to increases in the number of retail checking accounts at March 31, 1999, compared to March 31, 1998 also contributed to such increase.

Gain (Loss) on Sales of Loans:
------------------------------

The Corporation sold loans to third parties through its mortgage banking operations resulting in a net pre-tax loss of $65,000 for the three months ended March 31, 1999 and in net pre-tax gains of $3.5 million for the nine months ended March 31, 1999 on loans sold totaling $575.0 million and $1.586 billion, respectively, for the three and nine months ended March 31, 1999, compared to net pre-tax gains of $363,000 and $1.4 million, respectively, on loans sold totaling $249.2 million and $675.5 million for the three and nine months ended March 31, 1998. Mortgage loans are generally sold in the secondary market with loan servicing retained and without recourse to the Corporation. The net gains are attributable to the relatively stable interest rate environments over the respective periods. The net loss for the three months ended March 31, 1999, is primarily due to a market value adjustment totaling $253,000 recorded on the held for sale portfolio at March 31, 1999.

Gain on Sales of Securities:
----------------------------

The Corporation sold securities available for sale resulting in net pre-tax gains of $948,000 and $4.3 million, respectively, for the three and nine months ended March 31, 1999, on sales totaling $9.4 million and $235.6 million, respectively, compared to net pre-tax gains of $467,000 and $2.8 million for the three and nine months ended March 31, 1998 on sales totaling $38.8 million and $89.0 million, respectively.

Other Operating Income:
-----------------------

Other operating income totaled $6.0 million and $18.3 million, respectively, for the three and nine months ended March 31, 1999, compared to $5.2 million and $18.8 million, respectively, for the three and nine months ended March 31, 1998. The major components of other operating income are brokerage commissions, credit life and disability commissions, insurance commissions and leasing operations. The net increase for the three months ended March 31, 1999, compared to 1998 is primarily attributable to an increase in brokerage commissions of $1.3 million partially offset by nonrecurring charges totaling $597,000 recorded in the prior fiscal year quarter for certain reserves on leasing operations acquired in a fiscal year 1998 merger.

For the nine months ended March 31, 1999, compared to 1998, the net decrease is primarily attributable to decreases in lease securitizations totaling $2.5 million, nonrecurruing excess trustee funds on debt payoff totaling $1.2 million and receipts from bankruptcy settlements totaling $402,000. Such decreases are partially offset by increases from brokerage commissions totaling $2.6 million and the nonrecurring gain on the sale of the branch closed pursuant to the First Colorado merger totaling $1.1 million.

General and Administrative Expenses:
------------------------------------

General and administrative expenses totaled $69.7 million and $188.0 million, respectively, for the three and nine months ended March 31, 1999, compared to $65.3 million and $161.1 million, respectively, for the three and nine months ended March 31, 1998.

The net increase of $4.4 million for the three months ended March 31, 1999, compared to the three months ended March 31, 1998, is primarily due to net increases in compensation and benefits of $3.8 million, merger expenses of $2.5 million and occupancy and equipment of $2.0 million offset primarily by a net decrease of $4.2 million in data processing. The AmerUs, First National and Midland acquisitions, which were accounted for under the purchase method of accounting, contributed approximately $3.7 million in general and administrative expenses for the three months ended March 31, 1999. These acquisitions result in increased personnel wages and benefits and costs of operating additional branches, as well as other expenses also incurred on an indirect basis attributable to these acquisitions. The net decrease in data processing for the three and nine months ended March 31, 1999 compared to 1998 is due to the accelerated amortization recorded in the quarter ended March 31, 1998 of certain computer systems and software necessitated by Year 2000 compliance and the related planned systems conversions.

The net increase of approximately $26.8 million for the nine months ended March 31, 1999, compared to the nine months ended March 31, 1998, is primarily due to net increases in merger expenses of $17.2 million, compensation and benefits of $6.1 million, occupancy and equipment of $5.8 million, and advertising of $1.2 million offset primarily by a net decrease of $4.9 million in data processing. Such net increase comparing the two periods is primarily due to the current fiscal year merger expenses totaling $29.9 million associated with the First Colorado acquisition and the termination of the three employee stock ownership plans compared to the $12.7 million recorded in the nine months ended March 31, 1998 associated with the fiscal year 1998 acquisitions. See Note C in the Notes to the Consolidated Financial Statements for additional information on these merger expenses. The AmerUs, First National and Midland acquisitions contributed approximately $11.4 million in general and administrative expenses for the nine months ended March 31, 1999.

Amortization of Intangible Assets:
----------------------------------

Amortization of intangible assets totaled $4.4 million and $11.8 million, respectively, for the three and nine months ended March 31, 1999, compared to $2.0 million and $5.6 million, respectively, for the three and nine months ended March 31, 1998. The net increases for the three and nine months ended March 31, 1999 compared to 1998 are due to the AmerUs, First National and Midland acquisitions. Amortization of the intangible assets from these acquisitions totaled $2.8 million and $7.0 million for the three and nine months ended
March 31, 1999 compared to $300,000 for both the three and nine months ended March 31, 1998.

Provision for Income Taxes:
---------------------------

For the three and nine months ended March 31, 1999, the provision for income taxes totaled $18.1 million and $50.2 million, respectively, compared to $9.6 million and $38.7 million, respectively, for the three and nine months ended March 31, 1998. The effective income tax rates for the three and nine months ended March 31, 1999 were 52.8% and 44.5%, respectively, compared to 41.5% and 37.3%, respectively, for the three and nine months ended March 31, 1998. The effective tax rates for all periods vary from the applicable statutory rates primarily due to the nondeductibility of amortization of intangible assets in relation to the level of taxable income for the respective periods and to the amount and the nondeductibility of certain merger-related expenses and other nonrecurring charges.

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

All of the significant computer programs of the Corporation that could be affected by this issue are provided by major third party vendors. The Corporation is nearly complete in the process of replacing/upgrading most of its computer systems and programs, as well as most equipment, in order to provide cost-effective and efficient delivery of services to its customers, information to management, and to provide additional capacity for processing information and transactions due to acquisitions. The total cost of the Year 2000 project is estimated to approximate $14.0 million which will be funded through cash flows from operations. Most of the total project cost is expected to be capitalized since it involves the purchase of computer systems, programs and equipment. During the three and nine months ended March 31, 1999, approximately $2.5 million and $2.9 million, respectively, was expensed that related to systems conversion costs, internal staff costs as well as consulting and other Year 2000 expenses. In addition, during fiscal year 1998 the Corporation expensed $4.3 million due to accelerated amortization of certain computer systems and software necessitated by Year 2000 compliance and the related planned systems conversions. The adjusted carrying amount of these computer systems and software was depreciated until their disposal at the date of conversion.

The third party vendors have advised the Corporation that all such mission critical computer systems and programs are Year 2000 compliant. The Corporation tests all such systems for Year 2000 compliance before integration into its computer environment. The Corporation scheduled certain operations that began conversions in October 1998. These conversions allow the Corporation to resolve application and conversion problems that arise and to do further testing to enhance software programs and future conversions. Final conversions that will be Year 2000 compliant are scheduled for completion by June 1999. Other mission critical systems are being tested in conjunction with certain nationwide financial industry test programs. All Year 2000 testing is expected to be substantially completed June 30, 1999. In addition, as a financial services institution, the Corporation is under the supervision of federal regulatory agencies that have guidelines and perform ongoing monitoring and evaluation of the Corporation's Year 2000 readiness.

The Corporation is also working with non-mainframe software and hardware vendors to determine the extent to which the Corporation's interface systems may be vulnerable to those third parties' failure to remediate their own Year 2000 issues. If the third party vendors are unable to resolve Year 2000 issues in time, the conversion is delayed significantly or major problems arise as a result of the conversion, the Corporation would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operations of the Corporation. In addition, there can be no assurance that the systems of other companies on which the Corporation's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Corporation's systems, would not have a material adverse effect on the Corporation. The Corporation has developed a Year 2000 contingency plan that addresses, among other issues, critical operations and potential failures thereof, and strategies for business continuation such as contracting with alternative vendors and re-deployment of internal staff as needed in critical areas. This contingency plan is scheduled for testing mid-year 1999. The Corporation has also evaluated non-technical systems that rely on imbedded technology in their critical processes so that such systems will continue to operate without interruption.

                     ITEM 3.  QUANTITATIVE AND QUALITATIVE
                    ---------------------------------------
                         DISCLOSURES ABOUT MARKET RISK
                         -----------------------------


The Corporation's Asset Liability Management Committee, which includes senior management representatives, monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in net portfolio value
(NPV) and net interest income. A primary purpose of the Corporation's asset and liability management is to manage the volatility of net interest rate risk to effectively invest the Corporation's capital and to preserve the value created by its core business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

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

The Corporation's assets and liabilities increased and the asset/liability mix has changed at March 31, 1999 compared to June 30, 1998 due to the acquisitions of AmerUs, First Colorado and Midland and to asset/liability strategies implemented by management. The Corporation has also increased its balance of callable investment securities and fixed-rate mortgage-backed securities, leveraged its balance sheet by taking down callable FHLB advances, and expanded its community banking operations with increased emphasis on commercial, agricultural and consumer loans.

On December 1, 1998, the provisions of Thrift Bulletin 13a (TB-13a) became effective. This bulletin requires that the Corporation's Board of Directors set interest rate risk limits that would prohibit the Corporation from exhibiting a post-shock NPV ratio and interest rate sensitivity measure of "significant risk" or greater. The primary objective for interest rate risk management is to manage the short-term and long-term interest rate risk of the Corporation according to Board-established quidelines, the profitability objectives defined in the Corporation's operating plans and the regulatory requirements of TB-13a. The short-term interest rate risk objective is to manage the effect on net interest income, over the course of a one-year period, caused by market interest rate fluctuations. The long-term interest rate risk objective is to manage the effect on NPV of market interest rate fluctuations.

Net interest income sensitivity is a valuable tool the Corporation uses in determining the overall quality of its interest rate risk management system. Management utilizes a net interest income simulation that captures the dynamic nature of the balance sheet by presenting probable balance sheet and off-balance sheet strategies and volumes under different interest rate scenarios over the course of a one-year period. The change in net interest income sensitivity methodology from a static balance sheet to a dynamic balance sheet presents a more accurate indication of the true net interest income risk affecting the Corporation over a twelve-month time period. Net interest income sensitivity, calculated pursuant to guidelines established by TB-13a, presents the effects of changes in the NPV, which was previously presented by the Corporation.

                     ITEM 3.  QUANTITATIVE AND QUALITATIVE
                    --------------------------------------
                   DISCLOSURES ABOUT MARKET RISK (CONTINUED)
                   -----------------------------------------

Considering such increases from the AmerUs, First Colorado and Midland acquisitions, and the changes in the Corporation's asset/liability mix, the following table presents the Corporation's projected change in net interest income for the various hypothetical changes in interest rates at March 31, 1999 compared to June 30, 1998.

-----------------------------------------------------------------------------------------------------------------------------------

                                                    March 31, 1999                                      June 30, 1998
                                     -------------------------------------------          ----------------------------------------
     Hypothetical                                      Net Interest                                      Net Interest
       Change in                         Net Interest     Income     Percent                Net Interest    Income       Percent
    Interest Rates                         Income         Change      Change                   Income       Change        Change
---------------------                ----------------------------------------------------------------------------------------------
300 basis point rise                     $294,989      $(94,076)      (24.2)%                 $219,531     $(32,716)     (13.0)%
200 basis point rise                      333,429       (55,636)      (14.3)                   237.011      (15,236)      (6.0)
100 basis point rise                      366,266       (22,799)       (5.9)                   248,741       (3,506)      (1.4)
Base Model Scenario                       389,065          -             -                     252,247          -           -
100 basis point decline                   391,283         2,218          .6                    258,150        5,903        2.3
200 basis point decline                   394,862         5,797         1.5                    264,632       12,385        4.9
300 basis point decline                   399,103        10,038         2.6                    277,295       25,048        9.9
-----------------------------------------------------------------------------------------------------------------------------------

The preceding table indicates that the Corporation's net interest income sensitivity to both hypothetical rising and declining interest rate shock scenarios has increased at March 31, 1999 compared to June 30, 1998. The preceding table also indicates, as compared to June 30, 1998, that the Corporation is more sensitive to hypothetical rising interest rates than it is to hypothetical declining interest rates.

                          PART II. OTHER INFORMATION
                          --------------------------


Item 5. Other Information
        -----------------

        Effective May 10, 1999, Director W. A. Krause resigned from the Corporation's Board of Directors.

        Effective April 28, 1999, the Corporation's Board of Directors authorized the repurchase of up to five percent of the Corporation's outstanding common stock during the next 18 months. Such repurchase is expected to approximate 3,000,000 shares of common stock. Repurchases will be made at any time and in any amount, depending upon market conditions and various other factors. Any repurchase generally would be on the open-market, although privately negotiated transactions are also possible. In compliance with Nebraska law, all repurchased shares will be cancelled.

        On February 11, 1999, the credit rating on the Corporation and its subsidiaries was revised by Moody's Investors Service to "positive" from "stable." The credit rating on the Corporation's subordinated debt was rated at "B1." Commercial Federal Bank, a Federal Savings Bank, and wholly-owned subsidiary of the Corporation, had its credit ratings valued by Moody's Investors Service as follows: long-term deposit rating of "Ba1," other senior obligation and issuer ratings of "Ba2," and short-term deposit and other short-term senior obligation ratings of "Not Prime."

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a).  Exhibits:

           .  Exhibit 11.  Computation of Earnings Per Share

              Exhibit 27.  Financial Data Schedules

        (b).  Reports on Form 8-K:

        There were no reports filed on Form 8-K during the quarter ended March 31, 1999.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COMMERCIAL FEDERAL CORPORATION
                                      ------------------------------
                                      (Registrant)



Date:  May 13, 1999                   /s/ James A. Laphen
       ------------                   ------------------------------------
                                      James A. Laphen, President, Chief
                                      Operating Officer and Chief
                                      Financial Officer (Duly Authorized
                                      and Principal Financial Officer)



Date:  May 13, 1999                   /s/ Gary L. Matter
       ------------                   -----------------------------------
                                      Gary L. Matter, Senior Vice President,
                                      Controller and Secretary
                                      (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit 11.   Computation of Earnings Per Share

Exhibit 27.   Financial Data Schedules