Form 10-K405
period 1999-06-30
COMMERCIAL FEDERAL CORP
filed 1999-09-28
CIK 744778

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1999, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 1-11515

                        COMMERCIAL FEDERAL CORPORATION
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Nebraska                                47-0658852
---------------------------------------------       -----------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
               or organization)                    Identification No.)

2120 South 72nd Street, Omaha, Nebraska                   68124
------------------------------------------          -----------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (402) 554-9200
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:


            COMMON STOCK, PAR VALUE $.01 PER SHARE   NEW YORK STOCK EXCHANGE
            --------------------------------------   -----------------------
                    (Title of Each Class)            (Name of Each Exchange
                                                     on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No    .
    -----    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the registrant's common stock as quoted on the New York Stock Exchange on September 20, 1999, was $1,200,017,631. As of September 20, 1999, there were issued and outstanding 59,362,412 shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1999 - Parts I, II and IV.

2.   Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders
     - Part III.

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

The assets of the Corporation, on an unconsolidated basis, substantially consist of all of the Bank's common stock. The Corporation has no significant independent source of income, and therefore depends almost exclusively on dividends from the Bank to meet its funding requirements. At June 30, 1999, the Corporation incurred interest expense on $50.0 million of subordinated extendible notes, $46.4 million of junior subordinated deferrable interest debentures, $40.0 million of one-year purchase notes from the acquisition of AmerUs Bank ("AmerUs") and an unsecured promissory term note totaling $32.5 million. The $32.5 million unsecured note was paid in full on July 1, 1999, and the $40.0 million of one-year purchase notes were paid in full on July 30, 1999. Both of these notes were repaid from the borrowing of a $72.5 million term note dated July 1, 1999 and due June 30, 2004 and bearing interest adjusted monthly at 100 basis points below the lender's national base rate. Interest is payable monthly on the subordinated extendible notes and quarterly on the junior subordinated deferrable interest debentures. See Note 15 of the Notes to Consolidated Financial Statements in the Corporation's 1999 Annual Report to Stockholders (the "Annual Report") which is incorporated herein by reference, for additional information on the debt of the Corporation. The Corporation also pays operating expenses primarily for shareholder and stock related expenditures such as the annual report, proxy, corporate filing fees and assessments and certain costs directly attributable to the holding company. In addition, common stock cash dividends totaling $15.1 million, or $.25 per common share, were declared during fiscal year 1999.

The Bank pays dividends to the Corporation on a periodic basis primarily to cover the amount of the principal and interest payments on the Corporation's debt and for the common stock cash dividends paid to the Corporation's shareholders. During fiscal year 1999 the Corporation received, in cash, dividends totaling $73.3 million from the Bank which were made primarily to cover (i) the cash payment of $25.0 million related to the acquisition of Midland First Financial Corporation ("Midland") on March 1, 1999, (ii) common stock cash dividends totaling $17.4 million paid by the parent company to its shareholders during fiscal year 1999, (iii) interest payments totaling $15.2 million on the parent company's debt, (iv) the cash payment of $10.0 million related to the acquisition of AmerUs on July 31, 1998, and (v) principal payments of $5.7 million on the parent company's five-year promissory term note.

The Bank operates as a federally chartered savings institution with deposits insured by the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank has transitioned from a thrift institution to a community banking institution offering commercial and consumer banking, mortgage banking and trust and investment services. The Corporation completed three acquisitions in fiscal year 1999 and four acquisitions in fiscal year 1998. These acquisitions, three of which were commercial banks, have allowed the Bank to further expand its banking services, commercial and agricultural loans, business checking, equipment leasing and trust services. In addition, the fiscal year 1999 acquisitions created new customer franchises in Missouri, Minnesota and South Dakota and greatly expanded the Bank's franchises in Iowa, Colorado, Nebraska and Kansas. The Bank has moved from primarily a single-family residential lender to a full service banking institution with branches not only in traditional locations but also in supermarkets and convenience stores, more ATM outlets and expanded services in telephone bill paying and Internet banking. All loan origination activities are conducted through the Bank's branch office network, through the loan offices of Commercial Federal Mortgage Corporation ("CFMC"), its wholly-owned mortgage banking subsidiary, and through a nationwide correspondent network of mortgage loan originators. The Corporation also provides insurance and securities brokerage and other retail financial services.

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

At June 30, 1999, the Corporation had assets of $12.8 billion and stockholders' equity of $966.9 million, and through the Bank operated 256 branches in Iowa
(77), Colorado (44), Nebraska (42), Kansas (41), Oklahoma (21), Missouri (19), Arizona (7), Minnesota (4) and South Dakota (1). The increase in branches over fiscal year 1998 was the result of three acquisitions during fiscal year 1999. Effective September 23, 1999 the Bank entered into an agreement to sell the branch located in Watertown, South Dakota. This was the only branch the Bank had in South Dakota. Such sale is subject to regulatory approval and is anticipated to close in November 1999.

The Corporation consummated the acquisitions of AmerUs on July 31, 1998, First Colorado Bancorp, Inc. ("First Colorado") on August 14, 1998, and Midland on March 1, 1999. On a combined basis, these institutions operated 82 branches and had assets of approximately $3.2 billion and deposits of approximately $2.5 billion. These acquisitions provided the Corporation entry into three new states, access to supermarket branches and significant expansion of its presence in the metropolitan areas of Denver, Colorado and Kansas City, Missouri. The accounts and results of operations of AmerUs and Midland are reflected in the Corporation's consolidated financial statements beginning July 31, 1998, and March 1, 1999, respectively, since these acquisitions were accounted for as purchases. The First Colorado acquisition was accounted for under the pooling of interests accounting method and, accordingly, the Corporation's historical consolidated financial statements were restated for all prior periods to include the accounts and results of operations of First Colorado.

The Bank is one of the largest retail financial institutions in the Midwest, and, based upon total assets at June 30, 1999, the Corporation was the 11th largest publicly-held thrift institution holding company in the United States. In addition, CFMC serviced a loan portfolio totaling $13.5 billion at June 30, 1999, with approximately $7.5 billion in loans serviced for third parties and $6.0 billion in loans serviced for the Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" in the Annual Report.

The Corporation's strategy for of its existing network growth emphasizes both internal and external growth. Operations focus on increasing deposits, primarily demand accounts and public funds, making loans (primarily consumer, commercial real estate, single-family residential, business lending and agribusiness loans) and providing customers with a full array of financial products and a high level of customer service. As part of its long-term strategic plan, the Corporation intends to continue to expand its operations within its market areas through direct marketing efforts aimed at increasing market share and opening additional branches. The Corporation's retail strategy will continue to be centered on attracting new customers and selling both new and existing customers multiple products and services. Additionally, the Corporation will continue to build and leverage an infrastructure designed to increase non-interest income. The Corporation's operations are also continually reviewed in order to gain efficiencies to increase productivity and reduce costs. Complementing its strategy of internal growth, the Corporation continues to grow its current franchise through an ongoing program of selective acquisitions of other financial institutions. Acquisition candidates have been, and will continue to be, selected based on the extent to which the candidates can enhance the Corporation's retail presence in both new and underserved markets and enhance the Corporation's existing retail network. See "Acquisitions During Fiscal Year 1999" herein.

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

RECENT DEVELOPMENTS
-------------------

Acquisitions During Fiscal Year 1999.
-------------------------------------

AmerUs Bank.  On July 31, 1998, the Corporation consummated its acquisition of
------------
AmerUs, a wholly-owned subsidiary of AmerUs Group Co.   The Corporation acquired
through a taxable acquisition all of the outstanding shares of the common stock of AmerUs for total consideration of approximately $178.3 million. Such consideration consisted of (i) certain assets retained by AmerUs Group Co. in lieu of cash (primarily FHA Title One single-family residential mortgage loans and a receivable for income tax benefits) totaling approximately $85.0 million,
(ii) cash (as adjusted per the agreement) totaling approximately $53.2 million, and (iii) one-year promissory notes for $40.0 million bearing interest, adjusted monthly, at 150 basis points over the one-year Treasury bill rate. AmerUs was a federally chartered savings bank headquartered in Des Moines, Iowa and operated 47 branches in Iowa (26), Missouri (8), Nebraska (6), Kansas (4), Minnesota (2) and South Dakota (1). At July 31, 1998, before purchase accounting adjustments, AmerUs had total assets of approximately $1.3 billion, deposits of approximately $949.7 million and stockholder's equity of approximately $84.8 million. This acquisition was accounted for as a purchase. The one-year promissory notes were paid in full on July 30, 1999. See Note 2 of Notes to Consolidated Financial Statements in the Annual Report for additional information.

First Colorado Bancorp, Inc.  On August 14, 1998, the Corporation consummated
----------------------------
its acquisition of First Colorado. The Corporation acquired in a tax-free reorganization all of the outstanding shares of First Colorado's common stock in exchange for 18,278,789 shares of its common stock. Based on the Corporation's closing stock price of $26.375 at August 14, 1998, the total consideration for this acquisition, including cash paid for fractional shares, approximated $482.2 million. An additional requirement of the transaction with First Colorado was the issuance of 1,400,000 shares of First Colorado common stock immediately prior to the consummation of the merger. Such requirement was necessary to cure the taint on the treasury stock of First Colorado so this transaction could be accounted for as a pooling of interests. First Colorado, headquartered in Lakewood, Colorado, was a unitary savings and loan holding company and the parent company of First Federal Bank of Colorado, a federally chartered stock savings bank that operated 27 branches located in Colorado, with 23 branches located in the Denver metropolitan area and four in Colorado's western slope region. At July 31, 1998, First Colorado had assets of approximately $1.6 billion, deposits of approximately $1.2 billion and stockholders' equity of approximately $254.7 million. The acquisition was accounted for as a pooling of interests. See Note 2 of Notes to Consolidated Financial Statements in the Annual Report for additional information.

Midland First Financial Corporation.  On March 1, 1999, the Corporation
------------------------------------
consummated its acquisition of Midland, parent company of Midland Bank. The Corporation acquired in a taxable acquisition all of the outstanding shares of Midland's common stock. The total purchase consideration of this acquisition was $83.0 million in cash, including cash to pay off existing Midland debt totaling $5.6 million, the retirement of preferred stock of both Midland and Midland Bank totaling $11.6 million and $810,000 for advisor fees. Midland Bank was a privately-held commercial bank headquartered in Lee's Summit, Missouri that operated eight branches in the greater Kansas City area. At February 28, 1999, Midland had total assets of approximately $399.2 million, deposits of approximately $353.1 million and stockholders' equity of approximately $24.2 million. This acquisition was accounted for as a purchase. See Note 2 of Notes to Consolidated Financial Statements in the Annual Report for additional information.

Merger Expenses and Other Nonrecurring Charges.
-----------------------------------------------

During fiscal year 1999 the Corporation incurred merger expenses and other nonrecurring charges totaling approximately $30.0 million. Such amounts for fiscal year 1999 are associated with the First Colorado acquisition totaling $16.0 million and the termination of three employee stock ownership plans totaling $14.0 million acquired in mergers during the past two fiscal years. These employee stock ownership plans were terminated following consummation of the mergers and receipt of determination letters from the Internal Revenue Service to terminate such plans. The merger-related expenses totaling $16.0 million consists of $8.0 million in transition costs as a result of the First Colorado acquisition, $6.7 million in costs to combine operations and conform certain accounting practices, $1.4 million in personnel expenses for severance, retention and other employee related costs and $1.0 million in additional loss reserves to conform First Colorado's loan portfolios to the reserve policies of the Corporation. These expenses were offset by a gain of $1.1 million on the sale of a First Colorado branch that was located in close proximity to another branch of the Bank.

Common Stock Repurchase.
------------------------

Effective April 28, 1999, the Corporation's Board of Directors authorized the repurchase of up to five percent of the Corporation's outstanding common stock during the next 18 months. Such repurchase is expected to approximate 3,000,000 shares of common stock. Repurchases will be made depending upon market conditions and various other factors. Any repurchase generally would be on the open-market, although privately negotiated transactions are also possible. In compliance with Nebraska law, all repurchased shares will be cancelled. During the fourth quarter of fiscal year 1999 the Corporation repurchased and cancelled 1,500,000 shares of its common stock at a cost of approximately $36.2 million.

In the first quarter of fiscal year 2000, through September 23, 1999, the Corporation repurchased and canceled an additional 423,500 shares of its common stock at a cost of approximately $9.7 million.

Special Meeting of Stockholders.
--------------------------------

At the Special Meeting of Stockholders on July 3, 1998, three proposals were approved. The proposals approved were (i) the First Colorado transaction and an amendment to the Corporation's Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 70,000,000 shares, (ii) an amendment to further increase the number of authorized shares from 70,000,000 to 120,000,000 shares and (iii) an amendment to the Corporation's 1996 Stock Option and Incentive Plan to increase the number of shares available for grant by 2,400,000 shares.

Year 2000.
----------

The year 2000 poses an important business issue regarding how existing application software programs and operating systems can accommodate this date value. Many computer programs that can only distinguish the final two digits of the year are expected to read entries for the year 2000 as the year 1900. Like most financial service providers, the Corporation may be significantly affected by the Year 2000 issue due to the nature of financial information. Software, hardware and equipment both within and outside the Corporation's direct control and with whom the Corporation electronically or operationally interfaces are likely to be affected. If computer systems are not adequately changed to identify the Year 2000, many computer applications could fail or create erroneous results. As a result, many calculations that rely on the data field information, such as interest, payment or due dates and other operating functions, may generate results that could be significantly misstated, and the Corporation could experience a temporary inability to process transactions and engage in normal business activities.

All of the significant computer programs of the Corporation that could be affected by this issue are provided by major third party vendors. The Corporation has completed the process of replacing/upgrading its computer systems and programs, as well as most equipment, in order to provide cost-effective and efficient delivery of services to its customers, information to management, and to provide additional capacity for processing information and transactions due to acquisitions. The total cost of the Year 2000 project is estimated to approximate $14.0 million which will be funded through cash flows from operations. Most of the total project cost is expected to be capitalized since it involves the purchase of computer systems, programs and equipment. During fiscal year 1999 approximately $4.4 million was expensed that related to systems conversion costs, internal staff costs, as well as consulting and other Year 2000 expenses. In addition, during fiscal year 1998 the Corporation expensed $4.3 million due to accelerated amortization of certain computer systems and software necessitated by Year 2000 compliance and the related planned systems conversions. The adjusted carrying amount of these computer systems and software was depreciated until their disposal at the date of conversion.

The third party vendors have advised the Corporation that all such mission critical computer systems and programs are Year 2000 compliant. The Corporation tested all such systems for Year 2000 compliance before integration into its computer environment. The Corporation scheduled certain operations that began conversions in October 1998. These conversions allowed the Corporation to resolve application and conversion problems that arose and to do further testing to enhance software programs and future conversions. Final conversions that are Year 2000 compliant were completed by the end of fiscal year 1999. Other mission critical systems were tested in conjunction with certain nationwide financial industry test programs. All Year 2000 testing was substantially completed June 30, 1999. In addition, as a financial services institution, the Corporation is under the supervision of federal regulatory agencies that have guidelines and perform ongoing monitoring and evaluation of the Corporation's Year 2000 readiness.

The Corporation is also working with non-mainframe software and hardware vendors to determine the extent to which the Corporation's interface systems may be vulnerable to those third parties' failure to remediate their own Year 2000 issues. If the third party vendors are unable to resolve Year 2000 issues in time, the conversion is delayed significantly or problems arise as a result of the conversion, the Corporation would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have significant adverse impact on the financial condition and results of operations of the Corporation. In addition, there can be no assurance that the systems of other companies on which the Corporation's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Corporation's systems, would not have a material adverse effect on the Corporation. The Corporation has developed and tested a Year 2000 contingency plan that addresses, among other issues, critical operations and potential failures thereof, and strategies for business continuation such as contracting with alternative vendors and re-deployment of internal staff as needed in critical areas. The Corporation has also evaluated non-technical systems that rely on imbedded technology in their critical processes so that such systems will continue to operate without interruption.

Supervisory Goodwill Lawsuit.
-----------------------------

On September 12, 1994, the Bank and the Corporation commenced litigation against the United States in the United States Court of Federal Claims seeking to recover monetary relief for the government's refusal to honor certain contracts that it had entered into with the Bank. The suit alleges that such governmental action constitutes a breach of contract and an unlawful taking of property by the United States without just compensation or due process in violation of the Constitution of the United States. The Corporation and the Bank are pursuing alternative damage claims of up to approximately $230,000,000. The Bank also assumed a lawsuit in the merger with Mid Continent Bancshares, Inc. ("Mid Continent'), a fiscal year 1998 acquisition, against the United States also relating to a supervisory goodwill claim filed by the former Mid Continent. The litigation status and process of these legal actions, as well as that of numerous actions brought by others alleging similar claims with respect to supervisory goodwill and regulatory capital credits, make the value of the claims asserted by the Bank (including the Mid Continent claim) uncertain as to their ultimate outcome, and contingent on a number of factors and future events which are beyond the control of the Bank, both as to substance, timing and the dollar amount of damages that may be awarded to the Bank and the Corporation if they finally prevail in this litigation.

Regulatory Capital Compliance.
------------------------------

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial position and results of operations. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following tables of tangible, core and total risk-based capital. Prompt Corrective Action provisions contained in the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for Prompt Corrective Action under FDICIA, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios as set forth in the following tables. At June 30, 1999, the Bank exceeded the minimum requirements for the well-capitalized category. As of June 30, 1999, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for Prompt Corrective Action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank's classification.

The following presents the Bank's regulatory capital levels and ratios relative to its minimum capital requirements as of June 30, 1999:

                                                                Actual Capital                    Required Capital
                                                              ------------------                --------------------
(Dollars in Thousands)                                        Amount       Ratio                Amount         Ratio
--------------------------------------------------------------------------------------------------------------------
OTS Capital Adequacy:
    Tangible capital                                        $ 880,400       6.97%             $ 189,412         1.5%
    Core capital                                              890,967       7.05                379,142         3.0
    Risk-based capital                                        957,676      13.70                559,279         8.0
FDICIA Regulations to be Classified Well-Capitalized:
    Tier 1 leverage capital                                   890,967       7.05                631,903         5.0
    Tier 1 risk-based capital                                 890,967      12.74                419,459         6.0
    Total risk-based capital                                  957,676      13.70                699,099        10.0

--------------------------------------------------------------------------------------------------------------------

See "Regulation -- Regulatory Capital Requirements" and Note 19 of Notes to Consolidated Financial Statements in the Annual Report for additional information.

Effects of New Accounting Pronouncements.
-----------------------------------------

During fiscal year 1999, the Corporation adopted the provisions of the following accounting pronouncements: Statement No. 129 entitled "Disclosure of Information About Capital Structure," Statement No. 130 "Reporting Comprehensive Income," Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," and Statement No. 132 "Employers' Disclosure About Pensions and Other Postretirement Benefits." All of these pronouncements were only of a disclosure nature, and therefore the adoption of these statements did not have a material effect on the Corporation's financial position, liquidity or results of operations. See Notes 1, 21 and 23 and the Consolidated Statement of Comprehensive Income to the Consolidated Financial Statements in the Annual Report for a discussion of these new accounting pronouncements, their effect on the Corporation and implementation of such.

Other Information.
------------------

Additional information concerning the general development of the business of the Corporation during fiscal year 1999 is included in the Annual Report under the captions: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" and is incorporated herein by reference. Additional information concerning the Bank's regulatory capital requirements and other regulations which affect the Corporation is included in the "Regulation" section of this report.

Forward Looking Statements.
---------------------------

This document contains or incorporates by reference forward-looking statements that involve inherent risks and uncertainties. The Corporation cautions readers that a number of important factors could cause actual results to differ materially from those in the forward looking statements. Those factors include fluctuations in interest rates, inflation, government regulations, the progress of integrating acquisitions, economic conditions, adequacy of allowance for credit losses, levels of charge-offs, the costs or difficulties associated with the resolution of Year 2000 issues on computer systems greater than anticipated, technology changes and competition in the geographic and business areas in which the Corporation conducts its operations. These statements are based on management's current expectations. Actual results in future periods may differ materially from those currently expected because of various risks and uncertainties.

MARKET RISK
-----------

The Corporation's Asset Liability Management Committee ("ALCO"), which includes senior management representatives, monitors and considers methods of managing the rate sensitivity and repricing characteristics of the balance sheet components, consistent with maintaining acceptable levels of changes in the net portfolio value ("NPV") ratio and net interest income. A primary purpose of the Corporation's asset and liability management is to manage interest rate risk to invest effectively the Corporation's capital and to preserve the value created by its core business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on the NPV rate and net interest income.

The Bank's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in the Bank's NPV ratio in the event of hypothetical changes in interest rates. The NPV ratio is defined as the market value of the Bank's capital divided by the market value of its assets. Interest rate sensitivity gap analysis is used to determine the repricing characteristics of the Bank's assets and liabilities.
If estimated changes to the NPV ratio and the sensitivity gap are not within the limits established by the Board of Directors, the Board may direct management to adjust its asset and liability mix to bring the interest rate risk within Board-approved limits.

In order to reduce the exposure to interest rate fluctuations, the Corporation has developed strategies to increase the interest rate sensitivity of its asset base. Management has sought to decrease the average maturity of its assets by emphasizing the origination of adjustable-rate residential mortgage loans, residential construction loans, consumer loans and short-term commercial operating and agricultural loans. In addition, long-term, fixed-rate single-family residential mortgage loans are underwritten according to guidelines of the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and the Federal National Mortgage Association ("FNMA"), and are either swapped with the FHLMC, GNMA and the FNMA in exchange for mortgage-backed securities, sold directly for cash in the secondary market, or are retained for the Corporation's loan portfolio if such loans have characteristics which are consistent with the Corporation's asset and liability goals and long-term interest rate yield requirements.

On December 1, 1998, the provisions of Thrift Bulletin 13a (TB-13a) became effective. This bulletin requires that the Corporation's Board of Directors set interest rate risk limits that would prohibit the Bank from exhibiting a post-shock NPV ratio and interest rate sensitivity measure of "significant risk" or greater. The Bank's interest rate risk sensitivity is measured by computing estimated changes in the NPV ratio over a range of hypothetical changes in market interest rates. The NPV ratio represents the market value of the Bank's capital (defined as the market value of assets minus the market value of liabilities, with adjustments made for the fair value of interest rate swap, cap, and floor agreements as well as the loan servicing portfolio) divided by the market value of the Bank's assets, and can be thought of as a market value capital ratio. The Corporation's Board of Directors has adopted an interest rate risk policy which establishes a minimum allowable NPV ratio of 7.0% over a range of hypothetical interest rates extending from 300 basis points below current levels to 300 basis points above current levels. In addition, the policy establishes a maximum allowable change in the NPV ratio of 3.0% in the event of an instantaneous and adverse change in interest rates of 200 basis points. The Board limits are more conservative than the limits set by the OTS to maintain a risk rating better than "significant risk." The OTS limits set a minimum NPV ratio of 6.0% at the 200 basis point rate shock level, and a maximum change in the NPV ratio of 4.0%, or 400 basis points, at the same level.

The following table presents the projected change in the Bank's NPV ratio for various hypothetical rate shock levels as of June 30, 1999.

--------------------------------------------------------------------------------------------------------------------------
          Hypothetical               Market             Market                                       Change
           Change in               Value of            Value of             NPV          Board       in NPV         Board
        Interest Rates              Capital             Assets             Ratio         Limit        Ratio         Limit
--------------------------------------------------------------------------------------------------------------------------
300 basis point rise              $   715,383        $11,683,648            6.12%        7.00%       (4.85)%
200 basis point rise                  933,184         12,001,312            7.78%        7.00%       (3.19)%       (3.00)%
100 basis point rise                1,155,763         12,323,116            9.38%        7.00%       (1.59)%
Base scenario                       1,388,535         12,661,113           10.97%        7.00%          --
100 basis point decline             1,633,824         12,952,691           12.61%        7.00%        1.64%
200 basis point decline             1,680,213         13,129,818           12.80%        7.00%        1.83%        (3.00)%
300 basis point decline             1,539,414         13,293,314           11.58%        7.00%        0.61%
--------------------------------------------------------------------------------------------------------------------------

The preceding table indicates that at June 30, 1999 the Bank's NPV ratio would decrease in the event of an immediate rise in interest rates, while the Bank's NPV ratio would increase in the event of immediate decline in interest rates. At June 30, 1999 the Bank's NPV ratios were within the targets set by the Board of Directors in all rate scenarios except the 300 basis point rise scenario. TheBank was outside the limit set by the Board of Directors for the change in NPV ratio in the 200 basis point rise scenario. Such interest rate sensitivity measures per TB-13a classifies the Bank with a risk rating of "moderate risk." Therefore, at June 30, 1999 the Bank was within the limits set by the OTS to maintain a risk rating of better than "significant risk."

The NPV ratio is calculated by the Corporation pursuant to guidelines established by the OTS. The modeling calculation is based on the net present value of discounted estimated cash flows utilizing prepayment assumptions and market rates of interest provided by independent brokers and other public sources as of June 30, 1999, with adjustments made to reflect the shift in interest rates as appropriate.

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

The following table presents the Bank's projected change in net interest income for the various hypothetical changes in interest rates at June 30, 1999 compared to June 30, 1998 and is presented for comparative purposes since the Corporation utilized the market value of portfolio equity last fiscal year.

------------------------------------------------------------------------------------------------------------------------------------
                                                 June 30, 1999                                    June 30, 1998
                                 ----------------------------------------------   --------------------------------------------------
      Hypothetical                                Net Interest                                     Net Interest
        Change in                Net Interest        Income           Percent     Net Interest        Income           Percent
     Interest Rates                 Income           Change           Change         Income           Change           Change
----------------------------     ----------------------------------------------   --------------------------------------------------
300 basis point rise              $ 263,230        $(108,532)         (29.2)%      $ 219,531        $ (32,716)         (13.0)%
200 basis point rise                304,392          (67,370)         (18.1)         237,011          (15,236)          (6.0)
100 basis point rise                342,296          (29,466)          (7.9)         248,741           (3,506)          (1.4)
Base Scenario                       371,762               --             --          252,247               --             --
100 basis point decline             387,498           15,736            4.2          258,150            5,903            2.3
200 basis point decline             388,938           17,176            4.6          264,632           12,385            4.9
300 basis point decline             388,746           16,984            4.6          277,295           25,048            9.9
------------------------------------------------------------------------------------------------------------------------------------

The preceding table indicates that the Bank's net interest income sensitivity to rising interest rates has increased at June 30, 1999 compared to June 30, 1998, while the Bank's sensitivity to falling interest rates has decreased for the 200 and 300 basis point scenarios. As of June 30, 1999, both the size and the mix of the Corporation's assets and liabilities have changed as compared to June 30, 1998. These changes are primarily the result of the acquisitions of AmerUs, First Colorado and Midland and the asset/liability strategies implemented by management. The Corporation has also increased its balance of callable investment securities and fixed-rate mortgage assets, leveraged its balance sheet by taking down callable FHLB advances, and expanded its community banking operations with increased emphasis on commercial, agricultural, and consumer loans.

In addition, the Bank uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of interest-rate-sensitive liabilities, and is considered negative when the amount of interest-rate-sensitive liabilities exceeds the amount of interest-rate-sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would negatively affect net interest income. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. The Bank's one-year cumulative gap is a negative $1.3 billion, or 9.88% of the Bank's total assets at June 30, 1999. The interest rate risk policy of the Bank authorizes a liability sensitive one-year cumulative gap not to exceed 10.0%.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" and Note 16 of Notes to Consolidated Financial Statements for additional information in the Annual Report.

LENDING ACTIVITIES
------------------

General. The Corporation's lending activities focus primarily on the origination
-------
of first mortgage loans for the purpose of financing or refinancing single-family residential properties, single-family residential construction loans, commercial real estate loans, consumer and home improvement loans. Emphasis on consumer loans during fiscal years 1999 and 1998 increased substantially over previous fiscal years. Residential construction lending has also increased over fiscal years 1998 and 1997. Residential loan origination activity, including activity through correspondents, was lower for fiscal year 1999 compared to fiscal year 1998 due primarily to a larger volume of loan refinancing activity in fiscal year 1998. See "Loan Originations."

The functions of processing and servicing real estate loans, including responsibility for servicing the Corporation's loan portfolio, is conducted by CFMC, the Bank's wholly-owned mortgage banking subsidiary. The Corporation conducts loan origination activities primarily through its 256 branch office network to help increase the volume of single-family residential loan originations and take advantage of its extensive branch network. The Corporation's mortgage banking subsidiary has continued and will continue to originate real estate loans through the Corporation's various loan offices located in its existing market areas, loan offices of CFMC and through its nationwide correspondent network.

At June 30, 1999, the Corporation's total loan and mortgage-backed securities portfolio was $10.6 billion, representing over 83.0% of its $12.8 billion of total assets at that date. The carrying value of mortgage-backed securities totaled $1.3 billion at June 30, 1999, representing 12.1% of the Corporation's total loan and mortgage-backed securities portfolio at such date. The Corporation's total loan and mortgage-backed securities portfolio was secured primarily by real estate at June 30, 1999. Commercial real estate and land loans (collectively referred to as "income property loans") are secured by various types of commercial properties including office buildings, shopping centers, warehouses and other income producing properties. Commercial real estate lending increased in fiscal year 1999 and is expected to be a growth area for the Corporation in fiscal year 2000. Management of the Corporation believes that is has a number of potentially productive markets available to it pursuant to its fiscal years 1999 and 1998 acquisitions. The Corporation's single-family residential construction lending activity is primarily attributable to operations in Las Vegas, Nevada, Florida and in its primary market areas. Residential construction lending also operates in Tucson, Arizona, Des Moines and Cedar Rapids, Iowa and Springfield, Missouri, in addition to the Corporation's current markets. Lending operations have continued in fiscal year 1999 in the Dallas/Fort Worth area that began in 1998 on a limited basis. Multi-family residential loans consist of loans secured by various types of properties, including townhomes, condominiums and apartment projects with more than four dwelling units.

Agricultural lending began in fiscal year 1998 for the Corporation that was assumed from 1998 acquisitions. The Corporation expects to moderately expand this business line in the markets served by these former institutions and to its contiguous branches. The agricultural lending is primarily for equipment, land and production. At June 30, 1999, agricultural business and agricultural real estate loans totaled $128.2 million. Another line of business acquired from a 1998 acquisition is lease financing that consists of the origination, servicing and securitization of commercial equipment leases. The type of equipment leased consists primarily of office equipment and commercial equipment.

The Corporation's primary area of loan production continues to be in the origination of loans secured by existing single-family residences. Adjustable-rate single-family residential loans are originated primarily for retention in the Corporation's loan portfolio to match more closely the repricing of the Corporation's interest-bearing liabilities as a result of changes in interest rates. Fixed-rate single-family residential loans are originated using underwriting guidelines, appraisals and documentation which are acceptable to the FHLMC, GNMA and the FNMA to facilitate the sale of such loans to such agencies in the secondary market. The Corporation also originates fixed-rate single-family residential loans using internal lending policies in accordance with what management believes are prudent underwriting standards but which may not strictly adhere to FHLMC, GNMA and FNMA guidelines. Fixed-rate single-family residential loans are originated or purchased for the Corporation's loan portfolio if such loans have characteristics which are consistent with the Corporation's asset and liability goals and long-term interest rate yield requirements. At June 30, 1999, fixed-rate single-family residential loans increased $527.5 million over last fiscal year to $4.320 billion compared to $3.793 billion at June 30, 1998. The adjustable-rate portfolio increased to $2.412 billion at June 30, 1999 compared to $2.152 billion at June 30, 1998. The net changes in both the fixed-rate and adjustable-rate portfolios are due to the loan refinancing activity in fiscal year 1998 and from the AmerUs and Midland acquisitions.

In past years, the Corporation has not originated any significant amounts of commercial real estate loans or multi-family residential loans with the exception of loans primarily to resolve nonperforming assets. However, in fiscal year 1998 the Corporation initiated commercial and multi-family real estate lending with such loans secured by properties located within the Corporation's primary market areas. This lending activity increased in fiscal year 1999. Such loans, which are subject to prudent credit review and other underwriting standards and collection procedures, are expected to constitute a greater portion of the Corporation's lending business in the future.

In addition to real estate loans, the Corporation originates consumer, home improvement, agricultural loans, commercial business and saving account loans through the Corporation's branch and loan office network and direct mail solicitation. Management intends to continue to increase its consumer loan origination activity with strict adherence to prudent underwriting and credit review procedures.

Regulatory guidelines generally limit loans and extensions of credit to one borrower. At June 30, 1999, all loans and leases were within the Corporation's limitation of $241.0 million to one borrower. See "Regulation - Limitation on Loans to One Borrower."

Composition of Loan Portfolio. The following table sets forth the composition of
-----------------------------
the Corporation's loan and mortgage-backed securities portfolios (including loans held for sale, leases and mortgage-backed securities available for sale) as of the dates indicated:

                                                                                  June 30,
-----------------------------------------------------------------------------------------------------------------------------
                                                        1999                        1998                       1997
                                               -----------------------     -----------------------    -----------------------
(Dollars in Thousands)                          Amount         Percent      Amount        Percent      Amount        Percent
                                               --------       ---------    --------      ---------    --------      ---------
Loan Portfolio
--------------
Conventional real estate mortgage loans:
   Loans on existing properties -
      Single-family residential               $ 6,268,958        57.8%   $ 5,476,608        60.2%   $ 5,142,629        57.7%
      Multi-family residential                    182,510         1.7        169,860         1.9        156,127         1.8
      Land                                        105,504         0.9         22,582         0.2         62,944         0.7
      Commercial real estate                      756,412         7.0        494,325         5.4        499,575         5.6
                                               ----------   ---------     ----------   ---------     ----------   ---------
           Total                                7,313,384        67.4      6,163,375        67.7      5,861,275        65.8
   Construction loans -
      Single-family residential                   241,548         2.2        279,437         3.1        283,271         3.2
      Multi-family residential                     25,893         0.2          2,979          --          6,320         0.1
      Land                                             --          --          2,803          --         10,445         0.1
      Commercial real estate                       78,908         0.8         40,479         0.5         20,093         0.2
                                               ----------   ---------     ----------   ---------     ----------   ---------
           Total                                  346,349         3.2        325,698         3.6        320,129         3.6

FHA and VA loans                                  463,437         4.3        468,503         5.1        439,398         4.9
Mortgage-backed securities                      1,277,575        11.8      1,083,789        11.9      1,378,162        15.5
                                               ----------   ---------     ----------   ---------     ----------   ---------
           Total real estate loans              9,400,745        86.7      8,041,365        88.3      7,998,964        89.8
Consumer, leases and other loans -
      Home improvement and other
         consumer loans                         1,094,292        10.1        809,671         8.9        760,945         8.5
      Savings account loans                        19,125         0.2         21,948         0.2         19,516         0.2
      Leases                                      122,704         1.1         73,395         0.8         46,174         0.5
     Commercial loans                             206,533         1.9        155,617         1.8         79,818         1.0
                                               ----------   ---------     ----------   ---------     ----------   ---------
           Total consumer and other loans       1,442,654        13.3      1,060,631        11.7        906,453        10.2
                                               ----------   ---------     ----------   ---------     ----------   ---------
Total loans                                   $10,843,399       100.0%   $ 9,101,996       100.0%   $ 8,905,417       100.0%
                                               ----------   ---------     ----------   ---------     ----------   ---------

                                                                    June 30,
--------------------------------------------------------------------------------------------------
                                                         1996                       1995
                                               ------------------------    -----------------------
(Dollars in Thousands)                          Amount         Percent      Amount        Percent
                                               --------       ---------    --------      ---------
Loan Portfolio
--------------
Conventional real estate mortgage loans:
   Loans on existing properties -
      Single-family residential               $ 4,690,580        56.3%   $ 4,361,900        54.1%
      Multi-family residential                    146,217         1.8        140,095         1.7
      Land                                         52,279         0.6         42,048         0.5
      Commercial real estate                      469,901         5.6        398,392         5.0
                                                ---------   ---------      ---------   ---------
           Total                                5,358,977        64.3      4,942,435        61.3
   Construction loans -
      Single-family residential                   277,903         3.3        255,731         3.2
      Multi-family residential                      4,448         0.1          1,380          --
      Land                                          3,115          --          7,659          --
      Commercial real estate                       21,678         0.3         13,949         0.2
                                                ---------   ---------      ---------   ---------
           Total                                  307,144         3.7        278,719         3.4

FHA and VA loans                                  395,337         4.7        441,170         5.5
Mortgage-backed securities                      1,577,806        18.9      1,896,276        23.5
                                                ---------   ---------      ---------   ---------
           Total real estate loans              7,639,264        91.6      7,558,600        93.7
Consumer, leases and other loans -
      Home improvement and other
         consumer loans                           577,661         6.9        406,968         5.0
      Savings account loans                        16,471         0.2         13,877         0.2
      Leases                                       33,236         0.4         35,902         0.4
     Commercial loans                              74,265         0.9         52,191         0.7
                                                ---------   ---------      ---------   ---------
           Total consumer and other loans         701,633         8.4        508,938         6.3
                                                ---------   ---------      ---------   ---------
Total loans                                   $ 8,340,897       100.0%   $ 8,067,538       100.0%
                                                ---------   ---------      ---------   ---------

                           (Continued on next page)

-------------------------------------------

                                                                                 June 30,
                                             ----------------------------------------------------------------------------------
                                                      1999                         1998                          1997
                                             ----------------------------------------------------------------------------------
(Dollars in Thousands)                        Amount         Percent      Amount           Percent       Amount         Percent
                                             ----------------------------------------------------------------------------------
 Balance forward of total loans              $10,843,399      100.0%   $ 9,101,996          100.0%     $ 8,905,417       100.0%
                                                              =====                         =====                        =====
 Add (subtract):
     Unamortized premiums, net
          of discounts                            10,138                    14,161                          17,805
     Unearned income                             (22,543)                  (13,253)                              *
     Deferred loan fees (costs), net              11,809                    24,178                          (3,882)
     Loans in process                           (153,124)                 (112,781)                       (108,741)
     Allowance for loan and
         lease losses                            (80,419)                  (64,757)                        (60,929)
     Allowance for losses on
          mortgage-backed securities                (322)                     (419)                           (678)
                                             -----------               -----------                     -----------

 Loan portfolio                              $10,608,938               $ 8,949,125                     $ 8,748,992
                                             ===========               ===========                     ===========

                                                       1996                     1995
                                            ---------------------------------------------------
                                                Amount      Percent      Amount       Percent
                                            ---------------------------------------------------

(Dollars in Thousands)

 Balance forward of total loans              $ 8,340,897     100.0%    $ 8,067,538     100.0%
                                                             ======                    ======
 Add (subtract):
     Unamortized premiums, net
          of discounts                            16,757                    13,364
     Unearned income                                   *                         *
     Deferred loan fees (costs), net              (7,537)                   (5,461)
     Loans in process                           (125,096)                 (111,425)
     Allowance for loan and
         lease losses                            (59,577)                  (59,163)
     Allowance for losses on
          mortgage-backed securities                (913)                   (2,336)
                                             -----------               -----------

 Loan portfolio                              $ 8,164,531               $ 7,902,517
                                             ===========               ===========
-------------------------------------------------------------------------------------------------------------------------------

* Not restated from a fiscal year 1998 acquisition accounted for as a pooling of interests.

For additional information regarding the Corporation's loan and lease portfolio and mortgage-backed securities, see Notes 4, 5 and 6 to the Consolidated Financial Statements in the Annual Report.

The table below sets forth the geographic distribution of the Corporation's total real estate loan portfolio (excluding mortgage-backed securities, consumer loans, leases, and other loans, and before any reduction for unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan fees, unearned income and allowance for loan and lease losses) as of the dates indicated:

                                                                         June 30,
                 -------------------------------------------------------------------------------------------------------------------
                          1999                     1998                   1997                   1996                   1995
                 ---------------------   ---------------------  ---------------------   --------------------   ---------------------
  State            Amount     Percent      Amount     Percent     Amount     Percent      Amount    Percent      Amount    Percent
-------------    ----------  ---------   ---------  ----------  ---------  ----------   ---------  ---------   --------- ----------
                                                                  (Dollars in Thousands)
Colorado          $ 1,686,667     20.8%   $ 1,710,256     24.6%  $ 1,660,721     25.1%  $ 1,569,553     25.9%  $ 1,487,547     26.3%
Nebraska            1,014,198     12.5        985,906     14.2       937,025     14.2       929,982     15.3       836,054     14.8
Kansas                860,740     10.6        678,734      9.8       557,657      8.4       510,159      8.4       443,428      7.8
Iowa                  737,677      9.1        676,099      9.7       618,177      9.3       500,986      8.3       455,741      8.1
Oklahoma              382,474      4.7        318,198      4.6       264,710      4.0       229,563      3.8       211,984      3.7
Missouri              329,985      4.1        185,282      2.7       175,900      2.7       181,174      3.0       191,019      3.4
Arizona               253,480      3.1        180,740      2.6       155,315      2.4       108,972      1.8        98,122      1.7
California            247,835      3.0        148,401      2.1       195,114      2.9       230,412      3.8       223,890      3.9
Florida               242,972      3.0        123,528      1.8       116,881      1.8       111,770      1.8       100,533      1.8
Georgia               232,128      2.9        227,971      3.3       235,665      3.6       217,957      3.6       202,331      3.6
Virginia              206,814      2.5        161,793      2.3       140,498      2.1       123,806      2.0       111,081      2.0
Texas                 184,313      2.3        158,614      2.3       187,189      2.8       204,339      3.4       226,132      4.0
Maryland              183,460      2.2        157,180      2.3       138,886      2.1       112,160      1.9       100,768      1.8
Nevada                160,643      2.0        130,159      1.9       109,475      1.7        80,696      1.3        51,874      0.9
Illinois              131,098      1.6        111,142      1.6        92,381      1.4        79,626      1.3        78,088      1.4
Ohio                  122,146      1.5         93,325      1.3        76,049      1.1        47,396      0.8        47,851      0.9
North Carolina        118,207      1.4         60,634      0.9        69,465      1.0        31,601      0.5        23,260      0.4
Washington             93,956      1.2         91,670      1.3        91,054      1.4        64,967      1.1        55,947      1.0
Minnesota              92,964      1.1         62,765      0.9        63,885      1.0        42,144      0.7        32,866      0.6
Alabama                90,675      1.1         50,285      0.7        37,653      0.6        39,544      0.7        38,171      0.7
New Jersey             82,068      1.0         98,061      1.4       107,022      1.6       113,824      1.9       119,223      2.1
Connecticut            71,696      0.9         64,975      0.9        72,154      1.1        75,946      1.3        81,418      1.4
Indiana                66,727      0.8         40,357      0.6        34,689      0.5        27,191      0.4        25,048      0.4
Massachusetts          62,233      0.8         55,902      0.8        68,061      1.0        44,300      0.7        45,233      0.8
Pennsylvania           55,130      0.7         59,083      0.8        68,728      1.0        59,943      1.0        53,421      0.9
Utah                   39,336      0.5         25,444      0.4        20,729      0.3        18,815      0.3        15,587      0.2
New York               39,146      0.5         38,382      0.5        48,395      0.7        38,794      0.6        40,532      0.7
Michigan               29,505      0.4         38,495      0.5        46,762      0.7        46,650      0.8        45,865      0.8
Other States          304,897      3.7        224,195      3.2       230,562      3.5       219,188      3.6       219,310      3.9
                 ------------   ------   ------------   ------  ------------   ------  ------------   ------  ------------   ------
                  $ 8,123,170    100.0%   $ 6,957,576    100.0%  $ 6,620,802    100.0%  $ 6,061,458    100.0%  $ 5,662,324    100.0%
                 ============   ======   ============   ======  ============   ======  ============   ======  ============   ======

The following table presents the composition of the Corporation's total real estate portfolio (excluding mortgage-backed securities, consumer loans, leases, and other loans, and before any reduction for unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan fees, unearned income and allowance for loan and lease losses) by state and property type at June 30, 1999:

                  Conventional     FHA/VA
                  Residential    Residential      Multi-          Land            Sub         Commercial                      % of
   State           1-4 Units        Loans         Family          Loans          Total          Loans          Total          Total
-------------    -------------   -----------    ----------     ----------     ----------    -----------    -----------      --------
                                                          (Dollars in Thousands)
Colorado          $1,354,606     $   12,646     $   69,873     $    9,438     $1,446,563     $  240,104     $1,686,667        20.8%
Nebraska             858,895         65,645         17,938         14,636        957,114         57,084      1,014,198        12.5
Kansas               582,144        138,430         16,698          1,884        739,156        121,584        860,740        10.6
Iowa                 527,411         17,190         40,194         38,741        623,536        114,141        737,677         9.1
Oklahoma             312,149         27,943         13,423            334        353,849         28,625        382,474         4.7
Missouri             184,907         20,130         19,333          2,974        227,344        102,641        329,985         4.1
Arizona              166,676          9,069          5,002         23,445        204,192         49,288        253,480         3.1
California           234,201          5,935            228            796        241,160          6,675        247,835         3.0
Florida              227,068          7,821             --             --        234,889          8,083        242,972         3.0
Georgia              216,711         15,381             --             --        232,092             36        232,128         2.9
Virginia             185,642         21,172             --             --        206,814             --        206,814         2.5
Texas                133,487         13,876         12,887             34        160,284         24,029        184,313         2.3
Maryland             149,981         33,479             --             --        183,460             --        183,460         2.2
Nevada                81,519          3,593          8,736         11,761        105,609         55,034        160,643         2.0
Illinois             120,742          8,025             --             --        128,767          2,331        131,098         1.6
Ohio                 115,389          5,590            579            381        121,939            207        122,146         1.5
North Carolina       113,981          2,205             --             --        116,186          2,021        118,207         1.4
Washington            81,403          9,084             --            397         90,884          3,072         93,956         1.2
Minnesota             87,349          4,150             --            371         91,870          1,094         92,964         1.1
Alabama               78,885         11,790             --             --         90,675             --         90,675         1.1
New Jersey            81,490            578             --             --         82,068             --         82,068         1.0
Connecticut           71,588            108             --             --         71,696             --         71,696         0.9
Indiana               57,223          8,349             --             --         65,572          1,155         66,727         0.8
Massachusetts         62,149             84             --             --         62,233             --         62,233         0.8
Pennsylvania          53,643          1,487             --             --         55,130             --         55,130         0.7
Utah                  36,327          3,009             --             --         39,336             --         39,336         0.5
New York              36,459            258             --             --         36,717          2,429         39,146         0.5
Michigan              26,801          2,397             --             --         29,198            307         29,505         0.4
Other States         271,680         14,013          3,512            312        289,517         15,380        304,897         3.7
                 ------------    ----------     ----------     ----------     ----------    -----------    -----------      --------
 Total            $6,510,506     $  463,437     $  208,403     $  105,504     $7,287,850     $  835,320     $8,123,170       100.0%
                 ============    ==========     ==========     ==========     ==========    ===========    ===========      ========
% of Total              80.1%           5.7%           2.6%           1.3%          89.7%          10.3%      100.0%
                        ====            ===            ===            ===           ====           ====       =====

Contractual Principal Repayments. The following table sets forth certain
--------------------------------
information at June 30, 1999, regarding the dollar amount of all loans, leases and mortgage-backed securities maturing in the Corporation's portfolio based on contractual terms to maturity but does not include scheduled payments or an estimate of possible prepayments. Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less. Since prepayments significantly shorten the average life of loans, leases and mortgage-backed securities, management believes that the following table will bear little resemblance to what will be the actual repayments of the loans, leases and mortgage-backed securities portfolios. Loan and lease balances have not been reduced for (i) unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan fees and allowance for loan and lease losses or (ii) nonperforming loans and leases.

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Due During the Year Ended June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              After
                                                        2000              2001-2004            2004                     Total
                                                 -----------------     ---------------     ------------        ---------------------
Principal Repayments                                                             (In Thousands)
--------------------
Real estate loans:
     Single-family residential (1) -
          Fixed-rate                                 $   131,296         $   792,176         $ 3,396,655         $ 4,320,127
          Adjustable-rate                                 76,749             345,742           1,989,777           2,412,268
     Multi-family residential, land
        and commercial real estate -
           Fixed-rate                                     48,136             206,703             172,008             426,847
           Adjustable-rate                                37,992             150,686             428,901             617,579
                                                     -----------         -----------         -----------         -----------
                                                         294,173           1,495,307           5,987,341           7,776,821
                                                     -----------         -----------         -----------         -----------
Construction loans:
          Fixed-rate                                      82,767                  --                  --              82,767
          Adjustable-rate                                242,438              21,144                  --             263,582
                                                     -----------         -----------         -----------         -----------
                                                         325,205              21,144                  --             346,349
                                                     -----------         -----------         -----------         -----------
Mortgage-backed securities:
          Fixed-rate                                      47,362             102,223             653,076             802,661
          Adjustable-rate                                  9,453              44,681             420,780             474,914
                                                     -----------         -----------         -----------         -----------
                                                          56,815             146,904           1,073,856           1,277,575
                                                     -----------         -----------         -----------         -----------
Consumer, other loans and leases:
          Fixed-rate                                     207,660             640,743             391,112           1,239,515
          Adjustable-rate                                 30,269              97,633              75,237             203,139
                                                     -----------         -----------         -----------         -----------
                                                         237,929             738,376             466,349           1,442,654
                                                     -----------         -----------         -----------         -----------

Principal repayments                                 $   914,122         $ 2,401,731         $ 7,527,546         $10,843,399
                                                     ===========         ===========         ===========         ===========
------------------------------------------------------------------------------------------------------------------------------------

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

The following table sets forth the amount of all loans, leases and mortgage-backed securities due after June 30, 2000 (July 1, 2000 and thereafter), which have fixed interest rates and those which have adjustable interest rates. Such loans, leases and mortgage-backed securities have not been reduced for (i) unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan fees and allowance for loan and lease losses or (ii) nonperforming loans and leases.


                                                                                Adjustable
                                                           Fixed-Rate              Rate                Total
                                                           -----------------------------------------------------
                                                                          (Dollars In Thousands)
Real estate loans:
     Single-family residential                             $4,188,831           $2,335,519           $6,524,350
     Multi-family residential,
          land and commercial                                 378,711              579,587              958,298
Construction loans                                                 --               21,144               21,144
Mortgage-backed securities                                    755,299              465,461            1,220,760
Consumer, other loans and leases                            1,031,855              172,870            1,204,725
                                                           ----------           ----------           ----------
     Principal repayments due after June 30, 2000          $6,354,696           $3,574,581           $9,929,277
                                                           ==========           ==========           ==========

LOAN ORIGINATIONS
-----------------

Residential Loans. The Corporation, through its 256 branch network and CFMC's
-----------------
loan offices and nationwide correspondent network, originates and purchases both fixed-rate and adjustable-rate mortgage loans secured by single-family units. Such residential mortgage loans are either (i) conventional mortgage loans which comply with the requirements for sale to, or conversion into securities issued by, FNMA or FHLMC ("conventional conforming loans"), (ii) mortgage loans which exceed the maximum loan amount allowed by FNMA or FHLMC, but which otherwise generally comply with FNMA and FHLMC loan requirements ("conventional nonconforming loans") or (iii) FHA/VA loans which qualify for sale in the form of securities guaranteed by GNMA. The Corporation originates substantially all conventional conforming loans or conventional nonconforming loans (collectively, "conventional loans") with loan-to-value ratios at or below 80.0% unless the borrower obtains private mortgage insurance (through the Corporation's mortgage banking subsidiary, which premium the borrower pays with their mortgage payment) for the Corporation's benefit covering that portion of the loan in excess of 80.0% of the appraised value. Occasional exceptions to the 80.0% loan-to-value ratio for conventional loans are made for loans to facilitate the resolution of nonperforming assets.

Fixed-rate residential mortgage loans generally are originated with terms of 15 and 30 years and are amortized on a monthly basis with principal and interest due each month. Adjustable-rate residential mortgage loans are also originated with terms of 15 and 30 years. However, certain adjustable-rate loans contain provisions which permit the borrower, at the borrower's option, to convert at certain periodic intervals over the life of the loan to a long-term fixed-rate loan. The adjustable-rate loans currently have interest rates which are scheduled to adjust at six, 12, 24 or 36 month intervals based upon various indices, including the Treasury Constant Maturity Index or the Eleventh District Federal Home Loan Bank Cost of Funds Index. The amount of any such interest rate increase is limited to one or two percentage points annually and four to six percentage points over the life of the loan. Certain adjustable-rate loans are also offered which have interest rates fixed over annual periods ranging from two through seven years, and also ten year loans, with such loans repricing annually after the fixed interest-rate term. Adjustable-rate loans are primarily offered at the fully indexed contractual rate. The Corporation applies its underwriting criteria to such loans based on the amount of the loan for which the borrower could qualify at the indexed rate. At June 30, 1999, approximately
 .74%, or $47.6 million, of the Corporation's residential real estate loan portfolio was 90 days or more delinquent. See "Asset Quality" herein.

Residential Construction Loans. During fiscal years 1999, 1998 and 1997, the
------------------------------
Corporation originated $475.1 million, $350.5 million and $285.1 million, respectively, of residential construction loans. The Corporation conducts its single-family residential construction lending operations predominantly in its primary nine-state market area, Florida, Las Vegas, Nevada, and Dallas/Fort Worth, Texas. The residential construction lending operations, which loans are subject to prudent credit review and other underwriting standards and procedures, are expected to increase from fiscal year 1999. At June 30, 1999, approximately .87%, or $2.3 million, of the Corporation's residential construction loan portfolio was 90 days or more delinquent.

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

Commercial Real Estate and Land Loans. The Corporation originated commercial
-------------------------------------
real estate loans totaling $280.7 million, $191.2 million and $90.5 million, respectively, during fiscal years 1999, 1998 and 1997. Commercial real estate lending may entail significant additional risks compared with residential real estate lending. These additional risks are due to larger loan balances which are more sensitive to economic conditions, business cycle downturns and construction related risks. The payment of principal and interest due on the Corporation's commercial real estate loans is substantially dependent upon the performance of the projects securing such loans. As an example, to the extent that the occupancy and rental rates are not high enough to generate the income necessary to make such payments, the Corporation could experience an increased rate of delinquency and could be required either to declare such loans in default and foreclose upon such properties or to make concessions on the terms of the repayment of such loans. At June 30, 1999, approximately 1.2%, or $11.4 million of the Corporation's commercial real estate and land loans were 90 days or more delinquent. See "Asset Quality" herein.

The aggregate amount of loans which a federal savings institution may make on the security of liens on nonresidential real property may not exceed 400.0% of the institution's total risk-based capital as determined under current regulatory capital standards. Such limitation totaled approximately $3.831 billion at June 30, 1999, compared to $940.8 million of such loans outstanding at June 30, 1999. This restriction has not and is not expected to materially affect the Corporation's business.

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

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Corporation, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. At June 30, 1999, approximately .42%, or $4.5 million, of the Corporation's consumer loans are 90 days or more delinqu ent. See "Asset Quality" herein.

Bulk Loan Purchases. Between January 1991 and June 30, 1992, as part of its
-------------------
balance sheet restructuring, the Corporation purchased 71 whole loan packages, the majority of which was from the Resolution Trust Corporation ("RTC"), comprised of 46,500 loans primarily collateralized by single-family residential properties with principal balances aggregating $2.5 billion. These purchased loans had a weighted average yield of 8.71%. At June 30, 1999, 1998 and 1997, the aggregate principal balance of these bulk purchased loans associated with such restructuring was $286.4 million, $388.5 million and $494.6 million, respectively. Based upon both a review and analysis of the information provided by the seller with respect to each loan package and management's own due diligence review of a certain percentage (usually 5.0% to 10.0%) of the loans within a loan package, management established specific estimated allowance amounts which were allocated from the discount amounts on the loan packages. At June 30, 1999, 1998 and 1997, $6.5 million, $8.5 million and $10.8 million, respectively, of the discount amount relating to these purchased loans was allocated to an estimated allowance amount for potential credit risk associated with such bulk purchased loans. These allowances are available to absorb losses associated with the respective purchased loan packages and are not available to absorb losses from other loans. At June 30, 1999, 1998 and 1997, $12.6 million, $15.4 million and $18.3, respectively, of these purchased loans were past due 90 days or more. To the extent opportunities to make similar bulk purchases of discounted loans become available, the Corporation will consider making such purchases in the future.

The Corporation also purchases loans from its correspondent network and will continue to do so in the future. During fiscal years 1999, 1998 and 1997, the Corporation purchased $618.8 million, $232.4 million and $300.2 million, respectively, of other loan packages not associated with the aforementioned restructuring efforts.

Loan Sales. In addition to originating loans for its portfolio, the Corporation,
----------
through its mortgage banking subsidiary, participates in secondary mortgage market activities by selling whole and securitized loans to institutional investors or other financial institutions with the Corporation generally retaining the right to service such loans. Substantially all of the Corporation's secondary mortgage market activity is with GNMA, FNMA and FHLMC. Conventional conforming loans are either sold for cash as individual whole loans to FNMA or FHLMC, or pooled in exchange for securities issued by FNMA or FHLMC which are then sold to investment banking firms.

FHA/VA loans are originated or purchased by the Corporation's mortgage banking subsidiary and, either are retained for the Corporation's real estate loan portfolio, or are pooled to form GNMA securities which are subsequently sold to investment banking firms, or are sold to the Bank and retained in the Corporation's mortgage-backed securities held for investment portfolio.

During fiscal years 1999, 1998 and 1997, the Corporation sold an aggregate of $2.0 billion, $1.2 billion and $871.0 million, respectively, in mortgage loans resulting in net gains of $3.4 million, $3.1 million and $2.1 million, respectively, in fiscal years 1999, 1998 and 1997. Of the amount of mortgage loans sold during fiscal year 1999, $1.9 billion were sold in the secondary market, of which 36.5% were converted into GNMA securities, 60.2% were sold directly to FNMA or FHLMC for cash or were exchanged for securities issued by FNMA or FHLMC, and the remaining were sold to other institutional investors. At June 30, 1999, the carrying value of loans held for sale totaled $104.3 million. The net gains recorded in fiscal years 1999 and 1998 are attributable to the relatively stable interest rate environments over the respective periods.

Mortgage loans are generally sold in the secondary mortgage market without recourse to the Corporation in the event of borrower default, subject to certain limitations applicable to VA loans. Historical losses realized by the Corporation as a result of limitations applicable to VA loans have been immaterial on an annual basis. However, in connection with a 1987 acquisition of a financial institution, the Bank assumed agreements providing for recourse in the event of default on obligations transferred in connection with sales of certain securities by such institution. At June 30, 1999, the remaining balance of such loans sold with recourse totaled $13.9 million.

Set forth below is a table showing the Corporation's loan, lease and mortgage-backed securities activity for the three fiscal years ended June 30 as indicated:

-------------------------------------------------------------------------------------------------------------------
                                                              1999                   1998                  1997
-------------------------------------------------------------------------------------------------------------------
                                                                                (In Thousands)
Loans originated:
Real estate loans-
     Residential loans                                     $1,287,556             $1,476,982             $1,076,812
     Construction loans                                       475,073                350,475                285,060
     Commercial real estate and land loans                    280,723                191,167                 90,459
     Consumer loans and leases                                996,948                795,226                626,534
                                                           ----------             ----------             ----------
          Loans and leases originated                      $3,040,300             $2,813,850             $2,078,865
                                                           ==========             ==========             ==========

Loans purchased:
Conventional mortgage loans-
     Residential loans                                     $2,323,781             $1,276,846             $  833,893
     Bulk loan purchases                                      618,814                232,353                300,212
Mortgage-backed securities                                    664,665                 40,758                 60,811
                                                           ----------             ----------             ----------
          Loans purchased                                  $3,607,260             $1,549,957             $1,194,916
                                                           ==========             ==========             ==========

Loans securitized:
Conventional mortgage loans securitized
      into mortgage-backed securities                      $   20,773             $  161,189             $   46,165
                                                           ==========             ==========             ==========

Acquisitions:
Residential real estate loans                              $  560,521             $   39,469             $   83,413
Consumer and other loans                                      616,755                 73,703                 51,639
Mortgage-backed securities                                     87,231                 17,054                 36,194
                                                           ----------             ----------             ----------
          Loans from acquisitions                          $1,264,507             $  130,226             $  171,246
                                                           ==========             ==========             ==========

Loans sold:
Conventional mortgage loans                                $1,955,384             $1,175,152             $  870,997
Mortgage-backed securities                                    205,904                118,705                 98,797
                                                           ----------             ----------             ----------
          Loans sold                                       $2,161,288             $1,293,857             $  969,794
                                                           ==========             ==========             ==========
------------------------------------------------------------------------------------------------------------------------------------

Loan Servicing. The Corporation, through its mortgage banking subsidiary,
--------------
services substantially all of the mortgage loans that it originates and purchases (whether retained for the Bank's portfolio or sold in the secondary market), thereby generating ongoing loan servicing fees. The Corporation also periodically purchases mortgage servicing rights. At June 30, 1999, the Bank's mortgage banking subsidiary was servicing approximately 122,800 loans and participations for others with principal balances aggregating $7.449 billion, compared to 125,900 loans (excluding loans serviced by First Colorado) with principal balances totaling $7.240 billion at June 30, 1998. At June 30, 1999, adjustable-rate mortgage loans represented 12.8% of the aggregate dollar amount of loans in the servicing portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General," -- "Loan Servicing Fees" and -- "Note 23 Segment Information" in the Annual Report for information pertaining to revenue from servicing loans for others.

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

The Corporation receives fees for servicing mortgage loans for others, ranging generally from .25% to .53% per annum on the declining principal balances of the loans. The average service fee collected by the Corporation was .39% and .41%, respectively, for fiscal years 1999 and 1998. The Corporation's servicing portfolio is subject to reduction primarily by reason of normal amortization and prepayment of outstanding mortgage loans. In general, the value of the Corporation's loan servicing portfolio may also be adversely affected as mortgage interest rates decline and loan prepayments increase. It is expected that income generated from the Corporation's loan servicing portfolio also will decline in such an environment. This negative effect on the Corporation's income may be offset somewhat by a rise in origination and servicing fee income attributable to new loan originations, which historically have increased in periods of low mortgage interest rates. The weighted average mortgage loan note rate of the Corporation's servicing portfolio at June 30, 1999, was 7.48% compared to 7.80% at June 30, 1998.

At June 30, 1999, approximately 95.6% of the Corporation's mortgage servicing portfolio for other institutions was covered by servicing agreements pursuant to the mortgage-backed securities programs of GNMA, FNMA and FHLMC. Under these agreements, the Corporation may be required to advance funds temporarily to make scheduled payments of principal, interest, taxes or insurance if the borrower fails to make such payments. Although the Corporation cannot charge any interest on such advance funds, the Corporation typically recovers the advances within a reasonable number of days upon receipt of the borrower's payment, or in the absence of such payment, advances are recovered through FHA insurance or VA guarantees or FNMA or FHLMC reimbursement provisions in connection with loan foreclosures. During fiscal year 1999, the average amount of funds advanced by the Corporation pursuant to servicing agreements was approximately $2.5 million.

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

Loan Commitments. At June 30, 1999, the Corporation had issued commitments of
----------------
$771.8 million, excluding undisbursed portion of loans in process, to fund and purchase loans. These commitments are generally expected to settle within three months following June 30, 1999. These outstanding loan commitments to extend credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation anticipates that normal amortization and prepayments of loan and mortgage-backed security principal will be sufficient to fund these loan commitments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Annual Report.

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

A troubled debt restructuring is a loan on which the Corporation, for reasons related to the debtor's financial difficulties, grants a concession to the debtor, such as a reduction in the loan's interest rate, a reduction in the face amount of the debt, or an extension of the maturity date of the loan, that the Corporation would not otherwise consider. A loan classified as a troubled debt restructuring may be reclassified as current if such loan has returned to a performing status at a market rate of interest for at least 8 to 12 months, the loan-to-value ratio is 80.0% or less, the cash flows generated from the collateralized property support the loan amount subject to minimum debt service coverage as defined and overall applicable economic conditions are favorable. Such loan balance increased to $9.7 million at June 30, 1999, compared to $4.3 million at June 30, 1998 but remains low compared to fiscal years ended 1997, 1996 and 1995. The increase at June 30, 1999 is due primarily to the addition of 13 loans classified commercial troubled debt restructurings.

The Corporation's nonperforming assets totaling $101.8 million increased by $30.4 million, or 42.5%, at June 30, 1999, compared to June 30, 1998, primarily as a result of net increases of $20.7 million in nonperforming loans and leases, $5.4 million in troubled debt restructurings and $4.3 million in real estate. These increases are due to the AmerUs and Midland acquisitions and to growth in the respective loan portfolios.

The following table sets forth information with respect to the Bank's nonperforming assets at June 30 as follows:

------------------------------------------------------------------------------------------------------------------------------------

                                                                     1999          1998          1997          1996          1995
------------------------------------------------------------------------------------------------------------------------------------


                                                                                        (Dollars in Thousands)
Loans and leases accounted for on a nonaccrual basis: (1)
     Real estate -
          Residential                                              $ 49,891      $ 43,212      $ 37,506      $ 38,164      $ 32,593
          Commercial                                                 11,390         1,369           905         2,649         1,053
     Consumer, other loans and leases                                 8,734         4,785         4,322         1,660           857
                                                                   --------      --------      --------      --------      --------
               Total                                                 70,015        49,366        42,733        42,473        34,503
                                                                   --------      --------      --------      --------      --------
     Accruing loans which are contractually
         past due 90 days or more                                        --            --           894           144            88
                                                                   --------      --------      --------      --------      --------
Total nonperforming loans and leases                                 70,015        49,366        43,627        42,617        34,591
                                                                   --------      --------      --------      --------      --------

Real estate:
     Commercial                                                       7,657         8,465         9,631        10,970        12,577
     Residential                                                     14,384         8,821         9,759         5,014         4,785
     Other                                                               --           480           147           253           114
                                                                   --------      --------      --------      --------      --------
               Total                                                 22,041        17,766        19,537        16,237        17,476
                                                                   --------      --------      --------      --------      --------

Troubled debt restructurings: (2)
     Commercial                                                       9,534         3,524         9,489        14,533        22,461
     Residential                                                        195           778         1,126         1,052         1,944
                                                                   --------      --------      --------      --------      --------
               Total                                                  9,729         4,302        10,615        15,585        24,405
                                                                   --------      --------      --------      --------      --------

Nonperforming assets                                               $101,785      $ 71,434      $ 73,779      $ 74,439      $ 76,472
                                                                   ========      ========      ========      ========      ========

Nonperforming loans and leases to total loans and leases (3)           0.73%         0.62%         0.58%         0.63%         0.56%


Nonperforming assets to total assets                                   0.80%         0.69%         0.73%         0.80%         0.85%

------------------------------------------------------------------------------------------------------------------------------------


Allowance for loan and lease losses:
     Loans and leases                                              $ 73,916      $ 56,295      $ 50,120      $ 46,812      $ 43,883
     Bulk purchased loans (4)                                         6,503         8,462        10,809        12,765        15,280
                                                                   --------      --------      --------      --------      --------
               Total                                               $ 80,419      $ 64,757      $ 60,929      $ 59,577      $ 59,163
                                                                   ========      ========      ========      ========      ========

Allowance for bulk purchased loan
    losses to bulk purchased loans (4)                                 2.27%         2.18%         2.19%         2.22%         2.18%

Allowance for loan and lease losses
    to total loans and leases (less bulk purchased loans)              0.80%         0.74%         0.71%         0.76%         0.80%

Allowance for loans and lease losses
    to total loans and leases (3)                                      0.84%         0.81%         0.81%         0.88%         0.96%

Allowance for loan and lease losses
     to total nonperforming assets                                    79.01%        90.65%        82.58%        80.03%        77.37%

Allowance for loan and lease losses
     to total nonperforming loans and leases
     (less nonperforming bulk purchased loans) (5)                   128.74%       165.64%       197.89%       188.63%       261.35%

------------------------------------------------------------------------------------------------------------------------------------

                            (Continued on next page)

(1) During fiscal years 1997 and 1996, the Corporation recorded interest income totaling $49,000 and $51,000, respectively, on accruing loans contractually past due 90 days or more. During fiscal years 1999 and 1998, no interest income was recorded. Had these nonaccruing loans been current in accordance with their original terms and outstanding throughout this fiscal year or since origination, the Corporation would have recorded gross interest income on these loans totaling $4.2 million, $4.3 million, $3.7 million, $3.3 million and $1.9 million (excluding acquisitions during fiscal years 1999 and 1998 accounted for as pooling of interests), respectively, during fiscal years 1999, 1998, 1997, 1996 and 1995.

(2) During fiscal years 1999, 1998, 1997, 1996 and 1995, the Corporation recognized interest income on loans classified as troubled debt restructurings aggregating $470,000, $380,000, $852,000, $1.3 million and $1.7 million (excluding First Colorado), respectively, whereas under their original terms the Corporation would have recognized interest income of $475,000, $499,000, $1.1 million, $1.6 million and $1.9 million (excluding First Colorado), respectively. At June 30, 1999, the Corporation had no material commitments to lend additional funds to borrowers whose loans were subject to troubled debt restructuring.

(3) Based on the total balance of loans and leases receivable (before any reduction for unamortized discounts net of premiums, undisbursed loan proceeds, deferred loan fees and allowance for loan and lease losses) at the respective dates.

(4)  At June 30, 1999, 1998, 1997, 1996 and 1995, $6.5 million, $8.5 million,
     $10.8 million, $12.8 million and $15.3 million, respectively, of allowance for loan losses for bulk purchased loans, which had been allocated from the amount of net discounts associated with the Corporation's purchase of these loans is included in the total allowance for loan losses to provide for the credit risk associated with these bulk purchased loans, which had balances of $286.4 million, $388.5 million, $494.6 million, $574.4 million and $701.9 million, respectively, at June 30, 1999, 1998, 1997, 1996 and 1995.
     These allowances are available only to absorb losses associated with the respective bulk purchased loans and are not available to absorb losses from other loans.

(5) Nonperforming bulk purchased loans approximating $12.6 million, $15.4 million, $18.3 million, $17.8 million, and $17.8 million, respectively, at June 30, 1999, 1998, 1997, 1996 and 1995, and the allowance for loan losses associated with the total bulk purchased loans, have been excluded from this calculation since these allowances are not available to absorb the losses associated with other loans in the portfolio.

--------------------------------------------------------------------------------

For a discussion of the major components of the $30.4 million increase in nonperforming assets during the fiscal year ended June 30, 1999, compared to June 30, 1998 see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Provision for Loan Losses and Real Estate Operations" in the Annual Report.

The geographic concentration of nonperforming loans and leases at June 30 was as follows:

------------------------------------------------------------------------------------------------------------------------------------


                                                1999             1998             1997            1996             1995
                                              --------         --------         --------        --------         --------
State                                                                       (In Thousands)
-----
Kansas                                        $15,552          $ 6,030          $ 2,973          $ 2,496          $   861
Iowa                                            6,111            4,013            3,477            2,052              989
Florida                                         4,356            1,502            1,389              891            1,553
California                                      3,988            3,377            3,206            4,624            3,758
Oklahoma                                        3,568            3,178            2,303            1,496            1,019
Missouri                                        3,241            1,944            2,402            2,018            1,864
Georgia                                         2,752            2,127            2,601            3,389            2,559
Maryland                                        2,712            2,258            1,623            1,548              743
Colorado                                        2,646            4,065            2,717            5,131            4,034
Nebraska                                        2,455            2,595            2,629            2,352            2,037
Ohio                                            1,818              722              342              348              178
Virginia                                        1,691            1,479              656              880              446
Nevada                                          1,651            1,198              438              648              271
New Jersey                                      1,414            1,277            1,060            1,069            1,680
Texas                                           1,378            2,028            3,274            3,290            3,601
Illinois                                        1,325            1,579            1,754            1,158            1,234
North Carolina                                    907              293              392              205              455
Alabama                                           863            1,307              510              517              381
Pennsylvania                                      844              852              855              663              715
Michigan                                          725              310              142              628              125
Washington                                        690              182              449              647              745
New York                                          686              671              606              447              855
Connecticut                                       605              752              860              739              643
Minnesota                                         590            1,004              610              117              113
Arizona                                           450            1,195              973              469              596
Other States                                    6,997            3,428            5,386            4,795            3,136
                                              -------          -------          -------          -------          -------
     Nonperforming loans and leases           $70,015          $49,366          $43,627          $42,617          $34,591
                                              =======          =======          =======          =======          =======

------------------------------------------------------------------------------------------------------------------------------------


Nonperforming loans and leases totaled $70.0 million at June 30, 1999, and consisted of 1,552 loans with an average balance of $45,113. Such loans and leases consisted of $11.4 million (16 loans) collateralized by commercial real estate, $47.6 million (836 loans) collateralized by residential real estate, $2.3 million (28 loans) collateralized by residential construction real estate, $4.5 million (482 loans) of consumer loans, $2.5 million (164 loans) of commercial and other operating loans and leases and $1.7 million (26 loans) of agribusiness loans.

The geographic concentration of nonperforming real estate at June 30 was as follows:

--------------------------------------------------------------------------------

State                                     1999              1998              1997              1996              1995
-----                                   --------          --------          --------          --------          --------
                                                                         (In Thousands)
Missouri                                $  4,811          $    465          $    522          $    125          $    262
Colorado                                   2,768             2,825             6,589             7,841            11,523
Iowa                                       2,372             1,345             1,129               834               609
Illinois                                   2,069               373                13               185                90
Kansas                                     1,809             1,876               873                64               234
Oklahoma                                   1,292             1,299               509               384               391
Nebraska                                   1,196             5,417             5,565             5,356             5,770
Florida                                    1,180               297               277               312               197
California                                 1,098                52             1,382               187               109
Ohio                                         678                --                --                --                --
Nevada                                       657               138               603                --                --
Minnesota                                    627               456                13                --                --
Arizona                                      582                --                --               128                77
Maryland                                     471             1,315               436               190                33
Indiana                                      395                29                --               271                --
Pennsylvania                                 377               111               102               116               326
Georgia                                      301               140               933               187               510
New Jersey                                   122               317               240               270               280
Texas                                         85               445               220             1,608               999
Other states                               2,224             1,338             1,478             1,289               543
Unallocated reserves                      (3,073)             (472)           (1,347)           (3,110)           (4,477)
                                        --------          --------          --------          --------          --------
     Nonperforming real estate          $ 22,041          $ 17,766          $ 19,537          $ 16,237          $ 17,476
                                        ========          ========          ========          ========          ========

------------------------------------------------------------------------------------------------------------------------------------


At June 30, 1999, total nonperforming real estate totaling $22.0 million (521 properties) consisted of residential real estate totaling $14.4 million (495 properties) or 65.3% of the total and commercial real estate totaling $7.6 million (26 properties). The Corporation's nonperforming commercial real estate at June 30, 1999 is located primarily in Missouri, Colorado, Kansas and Iowa.

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

Loans reviewed for impairment by the Corporation are primarily commercial real estate loans and loans modified in a troubled debt restructuring which, after July 1, 1994, are considered impaired. The Corporation's impaired loan identification and measurement processes are conducted in conjunction with the Corporation's review of classified assets and adequacy of its allowance for possible loan losses. Specific factors utilized in the impaired loan identification process include, but are not limited to, delinquency status, loan-to-value ratio, debt coverage and certain other conditions pursuant to the Corporation's classification policy. At June 30, 1999, the Corporation had impaired loans totaling $30.5 million, net of specific reserves, of which $6.1 million were classified as troubled debt restructurings and included in the Corporation's $9.7 million balance as shown in the table for nonperforming assets. At June 30, 1998, impaired loans totaled approximately $3.4 million.

Classification of Assets. Savings institutions are required to review their
------------------------
assets on a regular basis and, as warranted, classify them as "substandard," "doubtful," or "loss" as defined by OTS regulations. Adequate general valuation allowances are required to be established for assets classified as substandard or doubtful. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. An asset which does not currently warrant classification as substandard but which possesses credit deficiencies or potential weaknesses deserving close attention is required to be designated as "special mention." In addition, a savings institution is required to set aside adequate valuation allowances to the extent that any affiliate possesses assets which pose a risk to the savings institution. The OTS has the authority to approve, disapprove or modify any asset classification or any amount established as an allowance pursuant to such classification. Based on a review of the Corporation's portfolio at June 30, 1999, pursuant to reporting on the quarterly thrift financial report, the Corporation had $118.5 million in assets classified as special mention, $135.7 million in assets classified as substandard, $1.4 million in assets classified as doubtful and no assets classified as loss. As required, specific valuation allowances have been established in an amount equal to 100.0% of all assets classified as loss. Substantially all nonperforming assets at June 30, 1999, are classified as either substandard or loss pursuant to applicable asset classification standards. Of the Corporation's loans and leases which were not classified at June 30, 1999, there were no loans or leases where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan or lease repayment terms.

Loan and Real Estate Review Policy. Management of the Corporation has the
----------------------------------
responsibility of establishing policies and procedures for the timely evaluation of the credit risk in the Corporation's loan, lease and real estate portfolios. Management is also responsible for the determination of all specific and general provisions for loan and real estate losses, taking into consideration a number of factors, including changes in the composition of the Corporation's loan and lease portfolio and real estate balances, current economic conditions, including real estate market conditions in the Corporation's lending areas, that may affect the borrower's ability to make payments on loans, regular examinations by the Corporation's credit review group of the quality of the overall loan and lease and real estate portfolios, and regular review of specific problem loans and real estate. See "Nonperforming Assets" herein.

Management also has the responsibility of ensuring timely charge-offs of loan, lease and real estate balances, as appropriate, when general and economic conditions warrant a change in the value of these loans, leases and real estate. To ensure that credit risk is properly and timely monitored, this responsibility has been delegated to a credit review group which consists of key personnel of the Corporation knowledgeable in the specific areas of loan, lease and real estate valuation.

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

This credit review group analyzes all significant loans and real estate of the Corporation for appropriate levels of reserves on these assets based on varying degrees of loan, lease or real estate value weakness. Accordingly, these types of loans, leases and real estate are assigned a credit risk rating ranging from one (excellent) to six (loss). Loans, leases and real estate with minimal credit risk (not adversely classified or with a credit risk rating of one to four) generally have general reserves established on the basis of the Corporation's historical loss experience. Loans, leases and real estate adversely classified (substandard, loss or with a credit risk rating of five or six) generally have greater levels of general reserves similarly established on the basis of the Corporation's historical loss experience, as well as specific reserves established as applicable to recognize permanent declines in the value of loans, leases or real estate.

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

Management determines each element of the allowance through either the application of loss percentages to homogeneous groups of loans and leases, or the application of specific reserves to individual loans and leases based on loss exposure. Homogeneous groups of loans and leases include like type loans and leases with similar risk ratings or payment status. Loss percentages applied to the homogeneous groups are determined through an analysis of the company's loss history with respect to the individual loan groups. The loss results are tracked quarterly, with adjustment made to loss allocations when deemed necessary.

Significant commercial real estate, commercial operating, agricultural, and construction loans are evaluated individually by the credit review group to determine an appropriate credit risk rating. Based on the assigned credit risk rating, a reserve allocation percentage is applied to the loan amount. Specific reserves may also be established based on the degree of exposure present. Residential loans, consumer loans, and commercial leases are evaluated as individual groups based on payment status.

The allocated portion of the allowance is determined by applying the loss percentages to the graded and ungraded loans and leases, after consideration of the established specific reserves. The unallocated portion is determined by subtracting the allocated portion of any credit allowances for purchased package loans from the allowance balance. The periodic loss analysis serves as a self-correcting mechanism as provisions are targeted to meet actual losses, and are adjusted as losses change.

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

During fiscal years 1999 and 1998, consumer loan charge-offs, net of recoveries, totaled $9.7 million and $9.6 million, respectively, compared to $10.1 million during fiscal year 1997. Consumer loan balances increased to $1.113 billion at June 30, 1999, compared to $831.6 million and $780.5 million, respectively, at June 30, 1998 and 1997. Net consumer loan charge-offs of the Corporation reflect the overall increase in its consumer loan portfolio. Management does not anticipate increases in the loan loss provisions or in net charge-offs for consumer loans in fiscal 2000 to be any greater than in the last three fiscal years. In addition, management expects the same approximate net amount of charge-offs by loan category during fiscal year 2000 compared to the actual net charge-off results for fiscal year 1999. The loan and lease loss provision decreased during fiscal year 1999 compared to 1998 due primarily to nonrecurring loss reserves totaling $3.9 million recorded in fiscal year 1998 to conform the reserve positions of fiscal 1998 pooled acquisitions to the policies of the Corporation compared to $1.0 million for fiscal year 1999.

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

The following table sets forth the activity in the Bank's allowance for loan and lease losses for the fiscal years ended June 30 as indicated:

------------------------------------------------------------------------------------------------------------------------------------

                                                               1999           1998           1997           1996           1995
                                                             --------       --------       --------       --------       --------
                                                                                    (Dollars in Thousands)

Allowance for losses on
     loans and leases at beginning of year                   $ 64,757       $ 60,929       $ 59,577       $ 59,163       $ 54,627
                                                             --------       --------       --------       --------       --------
Loans and leases charged-off:
     Single-family residential                                 (2,542)        (2,838)        (2,535)        (1,347)        (1,304)
     Multi-family residential
          and commercial real estate                              (71)            --           (300)          (214)          (842)
     Consumer, leases and other                               (13,147)       (11,319)       (12,597)        (5,387)        (2,199)
                                                             --------       --------       --------       --------       --------
          Loans and leases charged-off                        (15,760)       (14,157)       (15,432)        (6,948)        (4,345)
                                                             --------       --------       --------       --------       --------

Recoveries:
     Single-family residential                                    210            254            101            267            291
     Multi-family residential
          and commercial real estate                               --          2,822            297             56          1,090
     Consumer, leases and other                                 3,464          1,740          2,474            894            720
                                                             --------       --------       --------       --------       --------
          Recoveries                                            3,674          4,816          2,872          1,217          2,101
                                                             --------       --------       --------       --------       --------
Net loans  and leases charged-off                             (12,086)        (9,341)       (12,560)        (5,731)        (2,244)
                                                             --------       --------       --------       --------       --------

Provision charged to operations                                12,400         13,853         13,427          6,716          7,119
                                                             --------       --------       --------       --------       --------
Activity of combining companies to convert
to June 30 fiscal year                                             --            390            475             --           (116)
Allowances acquired in acquisitions                            17,307          1,273          1,966          1,944          1,818
Change in estimate of allowance
     for bulk purchased loans                                  (1,959)        (2,324)        (1,878)        (2,273)        (1,705)
Charge off to allowance
     for bulk purchased loans                                      --            (23)           (78)          (242)          (336)
                                                             --------       --------       --------       --------       --------
Allowances for losses on loans and leases at end of year     $ 80,419       $ 64,757       $ 60,929       $ 59,577       $ 59,163
                                                             ========       ========       ========       ========       ========
------------------------------------------------------------------------------------------------------------------------------------


Ratio of net loans and leases charged-off to average
     loans and leases outstanding during the year                0.14%          0.12%          0.18%          0.09%          0.04%

------------------------------------------------------------------------------------------------------------------------------------


INVESTMENT ACTIVITIES
---------------------

The Corporation is required by federal regulations to maintain average daily balances of liquid assets (defined as U.S. Treasury and other governmental agency obligations, cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage related securities with less than one year to maturity or subject to purchase within one year) in each calendar quarter of at least 4.0% of its net withdrawable deposits plus short-term borrowings or 4.0% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding quarter.

The Corporation's general policy is to invest primarily in short-term liquid assets in compliance with these regulatory requirements. As of June 30, 1999, the Corporation had total average liquid assets of $1.146 billion, which consisted of $273.3 million in cash and $872.6 million in agency-backed securities. The Corporation's liquidity ratio was 11.69% as of June 30, 1999. See "Regulation -- Liquidity Requirements." The Corporation's management objective is to maintain liquidity at a level sufficient to assure adequate funds, taking into account anticipated cash flows and available sources of credit, to allow future flexibility to meet withdrawal requests, to fund loan commitments, to maximize income while protecting against credit risks and to manage the repricing characteristics of the Corporation's assets and liabilities. Such liquid funds are managed in an effort to produce the highest yield consistent with maintaining safety of principal and within regulations governing the thrift industry. The relative size and mix of investment securities in the Corporation's portfolio are based on management's judgment compared to the yields and maturities available on other investment securities. The Corporation emphasizes low credit risk in selecting investment options.

The following table sets forth the carrying value of the Corporation's investment securities held to maturity and short-term cash investments at June 30:

------------------------------------------------------------------------------------------------------------------------------------
                                                                 1999         1998         1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                     (Dollars in Thousands)
Investment securities held to maturity:
     U.S. Treasury and other Government agency obligations     $755,195     $465,359     $486,909
     Obligations of states and political subdivisions            49,857       48,571       14,068
     Other securities                                            57,708       18,258       19,182
                                                               --------     --------     --------
          Total investment securities held to maturity          862,760      532,188      520,159
Interest-earning cash on deposit (federal funds)                 39,585       62,886       18,965
                                                               --------     --------     --------

          Total Investments                                    $902,345     $595,074     $539,124
                                                               ========     ========     ========

The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Corporation's investment securities held to maturity at June 30, 1999:

------------------------------------------------------------------------------------------------------------------------------------
                                              One Year               Over One Within            Over Five Within
                                              or Less                   Five Years                  Ten Years
                                     ----------------------      ----------------------      ----------------------
                                     Amortized      Average      Amortized      Average      Amortized      Average
                                        Cost         Yield          Cost         Yield          Cost         Yield
                                     ---------      --------     ----------     --------     ---------      --------
                                                                         (Dollars in Thousands)
U.S. Treasury and
     other Government
     agency obligations              $  20,526          5.33%     $   11,926         5.97%    $  59,866          6.73%
States and political subdivisions        4,973          4.67          10,971         4.38        24,311          4.93
Other debt securities                    6,589          6.61           1,901         5.63         7,579          7.82
                                     ---------      --------      ----------     --------     ---------      --------
     Total                           $  32,088          5.49%     $   24,798         5.24%    $  91,756          6.34%
                                     =========      ========      ==========     ========     =========      ========


                                            More Than
                                            Ten Years                             Total
                                     ----------------------      ----------------------------------------
                                     Amortized      Average      Amortized         Market         Average
                                        Cost         Yield          Cost            Value          Yield
                                     ---------      -------      ---------         -------      ----------
U.S. Treasury and
     other Government
     agency obligations              $ 662,877          6.66%      $ 755,195       $ 739,554          6.62%
States and political subdivisions        9,602          6.59          49,857          49,543          5.10
Other debt securities                   41,639          6.85          57,708          57,708          6.91
                                     ---------      --------       ---------       ---------      --------
     Total                            $714,118          6.67%      $ 862,760       $ 846,805          6.53%
                                     =========      ========       =========       =========      ========
------------------------------------------------------------------------------------------------------------------------------------

For further information regarding the Corporation's investment securities held to maturity, see Note 3 to Consolidated Financial Statements in the Annual Report.

SOURCES OF FUNDS
----------------

General. Deposits have historically been the major source of the Corporation's
--------
funds for lending and other investment purposes. In addition to deposits, the Corporation derives funds from principal and interest repayments on loans and mortgage-backed securities, sales of loans, FHLB advances, securities sold under agreements to repurchase, prepayment and maturity of investment securities, and other borrowings. At June 30, 1999, deposits made up 65.8% of total interest-bearing liabilities compared to 69.9% at June 30, 1998. Deposit levels are significantly influenced by general interest rates, economic conditions and competition. Other borrowings, primarily FHLB advances, are utilized to compensate for any decreases in the normal or expected inflow of deposits.

The Corporation anticipates that it will in the future continue to grow its franchise through an ongoing program of selective acquisitions of other financial institutions. During fiscal years 1999 and 1998 the Corporation consummated the acquisitions of seven financial institutions. See Note 2 to the Consolidated Financial Statements for additional information on these acquisitions. These acquisitions presented the Corporation with the opportunity to further expand its retail network in the Iowa, Nebraska, Kansas, and Colorado markets and to enter the Missouri, Minnesota and South Dakota markets, as well as to increase its earnings potential by increasing its mortgage and consumer loan volumes funded primarily by deposits which generally bear lower rates of interest than alternative sources of funds.


Deposits. The Corporation's deposit strategy is to emphasize retail branch
---------
deposits through extensive marketing efforts and product promotion, such as by offering a variety of checking accounts and deposit programs to satisfy customer needs. As such, during fiscal year 1999, NOW accounts increased $156.9 million, from $880.0 million at June 30, 1998, to $ 1.037 billion at June 30, 1999. At June 30, 1999 non-interest bearing deposits totaled $541.2 million, or 7.1% of total deposits, compared to $405.1 million, or 6.2% at June 30, 1998, an increase of $136.1 million. As a community bank, the Corporation has increased its non-interest bearing NOW accounts and plans to increase such non-interest bearing accounts in the future. In addition, the Corporation intends to continue pricing its certificates of deposit products at rates that minimize the Corporation's total costs of funds. The competition for certificates of deposit is very strong in a market of shrinking funds as individuals continually seek the most attractive investment alternatives available. Rates on deposits are priced based on investment opportunities as the Corporation attempts to control the flow of funds in its deposit accounts according to its business objectives and the cost of alternative sources of funds.

Fixed-term, fixed-rate retail certificates at June 30, 1999, represented 59.7% (or $4.6 billion) of total deposits compared to 61.7% at June 30, 1998 (or $4.0 billion). The Corporation offers certificate accounts with terms ranging from one month to 120 months.

Excluding deposits acquired in acquisitions, total deposits decreased $211.1 million during fiscal year 1999 compared to $212.9 million during fiscal year 1998. This net decrease is primarily a result of depositors leaving for higher interest rates for more attractive investment alternatives. Including such acquisitions, total deposits decreased $31.2 million during fiscal year 1998 and increased $ 1.097 billion during fiscal year 1999.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 12 in the Notes to Consolidated Financial Statements in the Annual Report for additional information.

the following table sets forth the balances and percentages of the various types of deposits offered by the Corporation at the dates indicated and the change in the dollar amount of deposits between such dates.

                                        June 30, 1999                            June 30, 1998                    June 30, 1997
                             ---------------------------------      ------------------------------------      ----------------------
                                            % of     Increase                        % of      Increase                      % of
                              Amount      Deposits  (Decrease)       Amount        Deposits   (Decrease)       Amount      Deposits
                             --------    ---------- ----------      --------      ----------  ----------      --------    ----------
                                                                           (Dollars in Thousands)
Passbook accounts           $1,137,282      14.9%   $  146,286     $  990,996        15.1%   $  (32,092)     $1,023,088      15.5%
NOW accounts                 1,036,921      13.5       156,920        880,001        13.4       200,216         679,785      10.3
Market rate savings            909,233      11.9       268,746        640,487         9.8       176,177         464,310       7.1
Certificates of deposit      4,571,979      59.7       525,256      4,046,723        61.7      (375,489)      4,422,212      67.1
                             ---------   -------    ----------      ---------     -------     ---------       ---------  -----

     Total Deposits         $7,655,415     100.0%   $1,097,208     $6,558,207       100.0%   $  (31,188)     $6,589,395     100.0%
                             ---------   -------    ----------      ---------     -------     ---------       ---------  --------

The following table shows the composition of average deposit balances and average rates for the fiscal years indicated:

--------------------------------------------------------------------------------

                                              1999                            1998                           1997
                                    ------------------------        -----------------------        ------------------------
                                     Average           Avg.          Average          Avg.          Average           Avg.
                                     Balance           Rate          Balance          Rate          Balance           Rate
                                    ---------         ------        --------         ------        ---------         ------
                                                                        (Dollars in Thousands)
Passbook accounts                  $1,125,632           3.70%     $1,012,228           3.93%     $  867,831           3.91%
NOW accounts                        1,020,345           1.20         820,819           1.23         652,869           1.57
Market rate savings                   745,265           3.62         521,421           3.51         468,001           3.67
Certificates of deposit             4,497,729           5.38       4,223,217           5.81       4,473,809           5.68
                                   ----------         ------      ----------         ------      ----------         ------

Average deposit accounts           $7,388,971           4.37%     $6,577,685           4.77%     $6,462,510           4.88%
                                   ==========         ======      ==========         ======      ==========         ======

--------------------------------------------------------------------------------

The following table sets forth the Corporation's certificates of deposit (fixed maturities) classified by rates for the three fiscal years ended June 30 as indicated:

--------------------------------------------------------------------------------

                                         1999           1998           1997
                                       --------       --------       --------
                                                   (In Thousands)
              Rate
              ----
         Less than 3.00%             $    6,555     $    4,894     $    7,238
         3.00% - 3.99%                   73,342          7,858          6,384
         4.00% - 4.99%                1,816,539        371,298        368,091
         5.00% - 5.99%                2,310,800      2,983,982      2,932,968
         6.00% - 6.99%                  307,487        622,235        962,012
         7.00% - 7.99%                   53,311         51,282        127,311
         8.00% - 8.99%                    3,488          4,273         12,894
         9.00% and over                     457            901          5,314
                                     ----------     ----------     ----------

         Certificates of deposit     $4,571,979     $4,046,723     $4,422,212
                                     ==========     ==========     ==========

--------------------------------------------------------------------------------

The following table presents the outstanding amount of certificates of deposit in amounts of $100,000 or more by time remaining until maturity for the three fiscal years ended June 30 as indicated:

--------------------------------------------------------------------------------

              Maturity Period                1999        1998         1997
        --------------------------------  ----------  ----------   ----------
                                                    (In Thousands)

        Three months or less               $482,996     $160,536     $128,530
        Over three through six months       124,793       87,625       58,389
        Over six through twelve months      143,127      100,087       71,510
        Over twelve months                   41,427       89,463       85,936
                                           --------     --------     --------

          Total                            $792,343     $437,711     $344,365
                                           ========     ========     ========
--------------------------------------------------------------------------------

Borrowings. The Corporation has also relied upon other borrowings, primarily
----------
advances from the FHLB, as additional sources of funds. Advances from the FHLB are typically secured by the Corporation's stock in the FHLB and a portion of first mortgage real estate loans. The maximum amount of FHLB advances which the FHLB will advance for purposes other than meeting deposit withdrawals fluctuates from time to time in accordance with federal regulatory policies. The Corporation is required to maintain an investment in FHLB stock in an amount equal to the greater of 1.0% of the aggregate unpaid loan principal of the Corporation's loans secured by home mortgage loans, home purchase contracts and similar obligations, or 5.0% of advances from the FHLB to the Corporation. The Corporation is also required to pledge such stock as collateral for FHLB advances. In addition to this collateral requirement, the Corporation is required to pledge additional collateral which may be unencumbered whole residential first mortgages with an aggregate unpaid principal amount equal to 158.0% of the Corporation's total outstanding FHLB advances. Alternatively, the Corporation can pledge 90.0% of the market value of U.S. government or U.S. government agency guaranteed securities, including mortgage-backed securities, as collateral for the outstanding FHLB advances. Pursuant to this requirement, as of June 30, 1999, the Corporation had pledged $3.4 billion of its real estate loans and held FHLB stock of $194.1 million.

At June 30, 1999, the Corporation had advances totaling approximately $3.6 billion from the FHLB at interest rates ranging from 3.86% to 8.31% and at a weighted average rate of 5.05%. At June 30, 1998, such advances from the FHLB totaled $2.4 billion at a weighted average rate of 5.69%. Fixed-rate advances totaling $3.0 billion at June 30, 1999 with a weighted average rate of 4.85% are convertible into adjustable-rate advances at the option of the FHLB with call dates ranging from July 1999 to March 2003. Such convertible advances consist primarily of amounts totaling $316,000,000 with scheduled maturities due over two years to three years and $2.7 billion with maturities due over five years.

The Corporation also borrows funds under repurchase agreements. During fiscal years 1999 and 1998 the Corporation utilized securities sold under agreements to repurchase primarily for liquidity and asset liability management purposes. Under a repurchase agreement, the Corporation sells securities (generally, government agency securities and GNMA, FNMA, FHLMC and AA rated privately issued mortgage-backed securities) and agrees to buy such securities back at a specified price at a subsequent date. Repurchase agreements arc generally made for terms ranging from one day to four years, are subject to renewal, and are deemed to be borrowings collateralized by the securities sold, At June 30, 1999, the Corporation's repurchase agreements aggregated $128.5 million at an average rate of 5.72%. The Corporation's repurchase agreements were collateralized by $123.6 million and $16.4 million, respectively, of mortgage-backed securities and investment securities at June 30, 1999. At June 30, 1999, these repurchase agreements had $3.5 million that matured overnight with the remaining balance of $125.0 million had maturities ranging from November 1999 to September 2000 with a weighted average maturity of 213 days.

Set forth below is certain information relating to the Corporation's securities sold under agreements to repurchase at the dates and for the periods indicated:

---------------------------------------------------------------------------------------
                                                           Year Ended June 30,
                                                   ------------------------------------
                                                     1999          1998          1997
                                                   --------      --------      --------
                                                             (In Thousands)
Balance at end of year                             $128,514      $334,294      $639,294
Maximum month-end balance                          $334,294      $639,294      $696,318
Average balance                                    $209,111      $501,979      $591,288
Weighted average interest rate during the year         5.94%         6.08%         6.19%
Weighted average interest rate at end of year          5.72%         5.96%         6.04%

---------------------------------------------------------------------------------------

For further information regarding the Corporation's FHLB advances, securities sold under agreements to repurchase and other borrowings, see Notes 13, 14 and 15 to Notes to the Consolidated Financial Statements in the Annual Report.

Customer Services. The Corporation aggressively markets its various checking and
------------------
loan products as they are mass market entry points to target all consumers. This enables the Corporation to attract and service customers to which it can cross-sell its numerous services on a cost-effective, profitable basis with the goal of providing them with 100% of their financial needs. Accordingly, management continues to update data processing equipment in the Corporation`s branch operations in order to provide a cost-effective and efficient delivery of services to its customers. The Corporation also has been proactive in the implementation of new consumer-oriented technologies, offering home banking services by providing Microsoft's Money, Intuit's Quicken, and Quicken Lite financial software to its customer base. The Corporation continues to strive to meet the customer's financial needs. This is exemplified by the availability of home banking via personal computers, extended evening and weekend branch hours, extended hour customer service lines, and 24-hour telephone bill paying services. Additional information about the Corporation and its competitive products also can be accessed through the Corporation's "web site" at http://www.comfedbank.com. At June 30, 1999, there were 240 strategically located proprietary automatic teller machines ("ATMs") in use. These ATMs are also linked with a series of regional, national and international ATM services, including CASHBOX, SHAZAM, CIRRUS and NETS. As a result of the Corporation's participation in these ATM services, electronic banking machines are currently available worldwide for the convenience of the Corporation's customers.

SUBSIDIARIES
------------

The Bank is permitted to invest an amount equal to 2.0% of its consolidated regulatory assets in capital stock and secured and unsecured loans in its service corporations, and an amount equal to 1.0% of its consolidated regulatory assets when such additional investment is used for community development purposes. In addition, federal savings institutions meeting regulatory capital requirements and certain other tests may invest up to 50.0% of their regulatory core capital in conforming first mortgage loans to service corporations. Under such limitations, at June 30, 1999, the Bank was authorized to invest up to $379.4 million in the stock of, or loans to, service corporations (based upon the 3.0% limitation). As of June 30, 1999, the Bank's investment in capital stock in its service corporations and their wholly-owned subsidiaries was $8.5 million plus unsecured loans totaling $264,000 for a net investment of $8.7 million.

Regulatory capital standards also contain a provision requiring that in determining capital compliance all savings associations must deduct from capital the amount of all post April 12, 1989, investments in and extensions of credit to subsidiaries engaged in activities not permissible for national banks. Currently, the Bank has two subsidiaries, Commercial Federal Service Corporation and First Savings Investment Corporation, engaged in activities not permissible for national banks. Investments in such subsidiaries must be 100% deducted from capital. See "Regulation -- Regulatory Capital Requirements." At June 30, 1999, the total investment in such subsidiaries was $6.3 million which was deducted from capital. Capital deductions are not required for investment in subsidiaries engaged in non-national bank activities as agent for customers rather than as principal, subsidiaries engaged solely in mortgage banking activities, and certain other exempted subsidiaries.

The Bank is also required to give the FDIC and the Director of OTS 30 days prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. Both the FDIC and the Director of OTS have authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution.

At June 30, 1999, the Bank had twelve wholly-owned subsidiaries, three of which own and operate certain real estate properties of the Bank. As such, these subsidiaries are considered engaged in permissible activities and do not require deductions from capital as discussed above. CFMC was approved by the OTS in 1994 to be classified as an "operating subsidiary" and as such, CFMC ceased to be subject to the regulatory investment in service corporation. Liberty Leasing Company is also an operating subsidiary. The remaining wholly owned subsidiaries, exclusive of CFMC and Liberty Leasing Company, are classified as service corporations. Descriptions of the principal active subsidiaries of the Bank follow.

See Exhibit 21 "Subsidiaries of the Corporation" herein for a complete listing of all subsidiaries of the Corporation.

Commercial Federal Mortgage Corporation ("CFMC"). CFMC is a full-service
-------------------------------------------------
mortgage banking company. The Corporation's real estate lending, secondary marketing, mortgage servicing and foreclosure activities are conducted primarily through CFMC. At June 30, 1999, CFMC serviced 79,100 loans for the Bank and 122,800 loans for others. See "Loan Originations -- Loan Servicing."

Commercial Federal Investment Services, Inc. ("CFIS"). CFIS offers customers
------------------------------------------------------
discount brokerage services through INVEST, a service of INVEST Financial Corporation ("IFC"), in 48 of the Corporation's branch offices. INVEST provides investment advice and access to all major stock, bond, mutual fund, and option markets. IFC, the registered broker-dealer, provides all support functions either independently or through affiliates. INVEST affects transactions only on behalf of its customers and does not buy or sell for its own account nor does it underwrite securities. CFIS also offers these same services through Financial Network Investment Corporation ("FNIC") in 14 branches. FNIC operations were added to CFIS as a result of the AmerUs acquisition.

Commercial Federal Insurance Corporation ("CFIC"). CFIC was formed in November
--------------------------------------------------
1983 and serves as a full." service independent insurance agency, offering a full line of homeowners, commercial (including property and casualty), health, auto and life insurance products. Additionally, a wholly-owned subsidiary of CFIC provides reinsurance on credit life and disability policies written by an unaffiliated carrier for consumer loan borrowers of the Corporation.

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

Tower Title & Escrow Company ("TTE"). TTE was formed in 1996 with operations
-------------------------------------
consisting of escrow closings, title insurance and title searches. TTE services the Corporation's loan production process and offers its services to other lending institutions.

EMPLOYEES
---------

At June 30, 1999, the Corporation and its wholly-owned subsidiaries had 3,631 employees (3,438 full-time equivalent employees). The Corporation provides its employees with a comprehensive benefit program, including basic and major medical insurance, dental plan, a deferred compensation 401(k) plan, life insurance, accident insurance, short and long-term disability coverage and sick leave. The Corporation also offers discounts on loan fees to its employees who qualify based on term of employment (except that no preferential rates or terms are offered to executive officers and senior management). The Corporation considers its employee relations to be good.

EXECUTIVE OFFICERS
------------------

For certain information concerning the Registrant's directors and executive officers as of June 30, 1999, refer to Part 11.1 -- Item 10. "Directors and Executive Officers of the Registrant" of this report.

COMPETITION
-----------

The Corporation faces strong competition in the attraction of deposits and in the origination of real estate, consumer and commercial loans. Its most direct competition for savings deposits has come historically from commercial banks and from thrift institutions located in its primary market areas. The Corporation's primary market area for savings deposits includes Colorado, Iowa, Nebraska, Kansas, Oklahoma, Missouri, Arizona, Minnesota and South Dakota and, for loan originations, includes Colorado, Iowa, Nebraska, Kansas, Oklahoma, Missouri, Arizona, Minnesota, South Dakota, Florida and Las Vegas, Nevada (primarily residential construction lending). Management believes that the Corporation's extensive branch network has enabled the Corporation to compete effectively for deposits and loans against other financial institutions. The Corporation has been able to attract savings deposits primarily by offering depositors a wide variety of deposit accounts, convenient branch locations, a full range of financial services and competitive rates of interest.

The Corporation's competition for real estate, consumer and commercial loans comes principally from other thrift institutions, mortgage banking companies, commercial banks, insurance companies and other institutional lenders. The Corporation competes for loans principally through the efficiency and quality of the service provided to borrowers and the interest rates and loan fees charged. See "Regulation -- Proposed Legislative and Regulatory Changes."

                                   REGULATION
                                   ----------

GENERAL
-------

As a federal savings bank, the Bank is subject to extensive regulation by the OTS. The lending and deposit taking activities and other investments of the Bank must comply with various regulatory requirements. The OTS periodically examines the Bank for compliance with various regulatory requirements, and the FDIC also has the authority to conduct special examinations of the Bank because its deposits are insured by the SAIF. The Bank must file reports with the OTS describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. As a savings and loan holding company, the Corporation is subject to the OTS's regulation, examination, supervision and reporting requirements. Certain of these regulatory requirements are referred to within this "Regulation" section or appear elsewhere herein.

The laws and regulations governing savings institutions have been through at least two major revisions in recent years. First, the Riegel-Neal Interstate Banking and Efficiency Act of 1994, effective June 1, 1997, permitted commercial banks interstate branching that has resulted in more intense competition from out of state banks. Second, on September 30, 1996, the Regulatory Paperwork Reduction Act was signed into law. Among other things, this legislation substantially eliminated the premium differential between SAIF-insured institutions and BIF-insured institutions.

PROPOSED LEGISLATIVE AND REGULATORY CHANGES
-------------------------------------------

The U.S. Congress is in the process of drafting legislation which may have a profound effect on the financial services industry. In January 1999 legislation was reintroduced in both houses of the U.S. Congress restructuring the activities and regulations oversight of the financial services industry. The stated purposes of this legislation are to enhance consumer choices in the financial services marketplace, level the playing field among providers of financial services and increase competition. This legislation would also permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises allowing holding companies to offer new services and products. In particular, the legislation would repeal the Glass-Steagall Act prohibitions on banks affiliating with securities firms, and thereby allow holding companies to engage in securities underwriting and dealing without limits and to sponsor and act as a distributor for mutual funds. The legislation also (i) would remove the Bank Holding Company Act's prohibitions on insurance underwriting, allowing holding companies to underwrite and broker any type of insurance product, (ii) calls for a new regulatory framework for financial institutions and their holding companies and (iii) preserves the thrift charter and all existing thrift powers. The Senate version (S. 900) was approved by the Senate on May 6, 1999. The House Version (H.R. 10) was approved by the House on July 1, 1999. A conference committee has been appointed to reconcile the differences between the two bills. The two versions differ principally with respect to the powers of operating subsidiaries, permissible activities of well-managed holding companies and restrictions on nonfinancial activities of unitary thrift holding companies. At this time, it is unknown how the legislation will be modified, or if enacted, what form the final version of the legislation might take and how it will affect the Corporation's and the Bank's business and operations and competitive environment.

REGULATORY CAPITAL REQUIREMENTS
-------------------------------

At June 30, 1999, the Bank exceeded all minimum regulatory capital requirements mandated by the OTS. The following table sets forth information relating to the Bank's regulatory capital compliance at June 30, 1999:

-------------------------------------------------------------------------------------------------------------------------------
Dollars in Thousands                                                    Actual            Requirement           Excess
-------------------------------------------------------------------------------------------------------------------------------
Bank's stockholder's equity                                          $ 1,129,851
Less unrealized holding gain on securities
    available for sale, net                                                9,562
Less intangible assets                                                  (252,676)

Less investments in non-includable subsidiaries                           (6,337)
------------------------------------------------------------------------------------------------------------------------------------

Tangible capital                                                     $   880,400          $   189,412         $   690,988
------------------------------------------------------------------------------------------------------------------------------------

Tangible capital to adjusted assets (1)                                     6.97%                1.50%               5.47%
------------------------------------------------------------------------------------------------------------------------------------

Tangible capital                                                     $   880,400
Plus certain restricted amounts of other intangible assets                10,567
------------------------------------------------------------------------------------------------------------------------------------

Core capital (Tier 1 capital)                                        $   890,967          $   379,142         $   511,825
------------------------------------------------------------------------------------------------------------------------------------

Core capital to adjusted assets (2)                                         7.05%                3.00%               4.05%
------------------------------------------------------------------------------------------------------------------------------------

Core capital                                                         $   890,967
Plus general loan loss allowances                                         66,714
Less amount of land loans and non-residential
    construction loans in exess of an 80.0% loan-to-value
 ratio and other assets required to be deducted                               (5)
------------------------------------------------------------------------------------------------------------------------------------

Risk-based capital (Total capital)                                   $   957,676          $   559,279         $   398,397
------------------------------------------------------------------------------------------------------------------------------------

Risk-based capital to risk-weighted assets (3)                             13.70%                8.00%               5.70%
------------------------------------------------------------------------------------------------------------------------------------

(1) Based on adjusted total assets totaling $12,627,493.
(2) Based on adjusted total assets totaling $12,638,059.
(3) Based on risk-weighted assets totaling $6,990,985.
------------------------------------------------------------------------------------------------------------------------------------


The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five regulatory capital categories: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized; and authorized banking regulatory agencies to take prompt corrective action with respect to institutions in the three undercapitalized categories. These corrective actions become increasingly more stringent as an institution's regulatory capital declines. In addition, the OTS has adopted a prompt corrective action rule under which a savings institution that has a core capital ratio of less than 4.0% would be deemed to be "undercapitalized" and may be subject to certain sanctions. At June 30, 1999, the Bank exceeded the minimum requirements for the well-capitalized category as shown in the following table:

--------------------------------------------------------------------------------------
                                   Tier 1 Capital   Tier 1 Capital     Total Capital
                                    to Adjusted         to Risk-          to Risk-
                                    Total Assets    Weighted Assets   Weighted Assets
--------------------------------------------------------------------------------------
Percentage of adjusted assets           7.05%            12.74%            13.70%
Minimum requirements to be
   classified well-capitalized          5.00%             6.00%            10.00%
--------------------------------------------------------------------------------------

Under OTS capital regulations, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" or "Tier 1" capital equal to 3.0% of adjusted total assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. In addition, the OTS has regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated a Composite 1 under the regulatory CAMELS examination rating system). For purposes of these regulations, Tier 1 capital has the same definition as core capital. See "Regulation -- Prompt Corrective Regulatory Action."

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

Core capital consists of tangible capital plus restricted amounts of certain grandfathered intangible assets. Effective December 31, 1994, no newly added intangible assets other than purchased mortgage servicing rights and purchased credit relationships to the extent described below are permitted to be included in core capital. Purchased mortgage servicing rights and certain qualifying intangible assets may be included in the calculation of core capital, subject to a maximum aggregate limitation of the lesser of (i) 100% of the amount of core capital computed before the deduction for any disallowed qualifying intangible assets or mortgage servicing rights; and (ii) the lesser of 90% of their fair market value or 100% of the remaining unamortized book value. In addition, a sublimit applies for purchased credit card relationships equal to the lesser of
(i) 25% of the amount of core capital computed before the deduction of any disallowed qualifying intangible assets and (ii) the lesser of 90% of the fair market value of such credit card relationships and 100% of the unamortized book value of such relationships. The Bank's core capital of $891.0 million at June 30, 1999, includes no qualifying supervisory goodwill and $10.6 million of restricted amounts of certain intangible assets (core value of deposits).

Regulatory capital is further reduced by an amount equal to the savings association's debt and equity investments in subsidiaries engaged in activities not permissible for national banks. Certain subsidiaries are exempt from this treatment, including any subsidiary engaged in impermissible activities solely as agent for its customers (unless the FDIC determines otherwise), subsidiaries engaged solely in mortgage banking, and depository institution subsidiaries acquired prior to May 1, 1989. In addition, the capital deduction is not applied to federal savings associations existing as of August 9, 1989, that were either chartered as a state savings bank or state cooperative bank prior to October 1, 1982, or that acquired their principal assets from such an association.

Accordingly, at June 30, 1999, the Bank had approximately $6.3 million of debt and equity invested in two subsidiaries which are engaged in activities not permissible for national banks that was deducted from capital. See "Business -- Subsidiaries."

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

In determining compliance with the risk-based capital requirement, the Bank is allowed to include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital included does not exceed its core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the Bank's general loan and lease loss allowances. Allowances for loan and lease losses includable in capital are includable only up to 1.25% of risk-weighted assets and totaled $66.7 million at June 30, 1999. In addition, equity investments, reciprocal holdings of depositor's institutional capital instruments, and those portions of nonresidential construction and land loans, and loans with loan-to-value ratios in excess of 80.0% must be deducted from total capital under the same phase-out period as is applied to investments in subsidiaries engaged in activities not permissible for national banks. The Bank's investments subject to this deduction totaled $5,000 at June 30, 1999, which was deducted from capital in accordance with applicable regulations.

The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of every on-balance-sheet asset and the credit-equivalent amount of every off-balance-sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a zero percent risk weight. Mortgage-backed securities that qualify under the Secondary Mortgage Enhancement Act, including those issued, or fully guaranteed as to principal and interest by the FNMA or FHLMC, and the book value of FHLB stock are assigned a 20.0% risk weight. Single-family first mortgage loans not more than 90 days past due with loan-to-value ratios at origination not exceeding 80.0%, multi-family mortgage loans (maximum 36 dwelling units) with loan-to-value ratios not exceeding 80.0% and average annual occupancy rates over 80.0%, that were in existence on March 18, 1994 and continue to satisfy these criteria, certain other multi-family mortgage loans and certain qualifying loans for the construction of one- to four-family residences pre-sold to home purchasers are assigned a risk weight of 50.0%. Consumer loans, non-qualifying single-family, multi-family and residential construction loans and commercial real estate loans, repossessed assets and assets more than 90 days past due, as well as all other assets not specifically categorized, are assigned a risk weight of 100.0%. The portion of equity investments not deducted from core or supplementary capital is assigned a 100.0% risk-weight. OTS capital regulations require savings institutions to maintain minimum total capital, consisting of core capital plus supplemental capital, equal to 8.0% of risk-weighted assets.

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

The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the information filed with the institution's Thrift Financial Report two quarters earlier. The Bank has determined that, on the basis of current financial data, it will not be deemed to have more than a normal level of interest rate risk under the rule and therefore will not be required to increase its total capital as a result of the rule.

The OTS has adopted a prompt corrective action rule under which a savings institution that has a core capital ratio of less than 4.0% would be deemed to be "undercapitalized" and may be subject to certain sanctions. See " Regulation --Prompt Corrective Regulatory Action."

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

FEDERAL HOME LOAN BANK SYSTEM
-----------------------------

The Bank is a member of the FHLB System. The FHLB System consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. The FHLB of Topeka serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB of Topeka. Under applicable law, long-term advances may only be made for the purpose of providing funds for residential housing lending. Pursuant to acquisitions the last two fiscal years, the Bank acquired advances from the FHLB of Des Moines. Except for these acquired FHLB advances from the Des Moines district, the Bank has not borrowed additional advances from this district the last two fiscal years. At June 30, 1999 the Bank had advances of $3.6 billion from the FHLB of Topeka and Des Moines.

As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the greater of (i) 1.0% of the Bank's aggregate unpaid principal of its residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or
(ii) 5.0% of its then outstanding advances (borrowings) from the FHLB. The Bank was in compliance with this requirement at June 30, 1999, with an investment in FHLB stock totaling $194.1 million compared to a required amount of $181.6million. During fiscal years 1999, 1998 and 1997 the Bank received dividend income from its investment in FHLB stock totaling $10.8 million, $8.4 million and $5.6 million, respectively.

LIQUIDITY REQUIREMENTS
----------------------

Federal regulations require savings associations to maintain an average daily balance of liquid assets (defined as cash, deposits maintained pursuant Federal Reserve Board requirements, time and savings deposits in certain institutions, U.S. Treasury and other government agency obligations, obligations of states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-related securities with less than one year to maturity or subject to purchase within one year) in each calendar quarter of not less than 4.0% of its net withdrawable deposits plus short-term borrowings or 4.0% of the average daily balance of its net withdrawable accounts plus short term borrowings during the preceding quarter. In addition to meeting this minimum requirement, each savings association is required to maintain sufficient liquidity to ensure its safe and sound operations. Monetary penalties may be imposed for failure to meet liquidity requirements. The average liquidity ratio of the Bank as of June 30, 1999, was 11.69%.

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

To meet the QTL test, an institution's "Qualified Thrift Investments" must total at least 65.0% of "portfolio assets." Under the HOLA, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20.0% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing (including homes equity loans), (ii) stock in an FHLB and (iii) loans for educational purposes, loans to small businesses and loans made through credit cards or credit card accounts. In addition, subject to a 20.0% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift
Investments: (i) 50% of the dollar amount of residential mortgage loans originated for sale and sold within 90 days of origination, (ii) 200.0% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas, (iii) 200.0% of loans for the purchase or construction of churches, schools, nursing homes and hospitals, other than those covered in (ii) and loans for the improvement and upkeep of such properties, (iv) loans for personal family or household purposes, (v) shares of stock issued by the FHLMC or the FNMA and (vi) investments in the capital stock of or obligation of, any security issued by any service corporation if such service corporation derives at least 80% of its annual gross revenues from activities directly related to purchasing, financing , constructing, improving or repairing domestic residential real estate or manufactured housing. In order to maintain QTL status, the savings institution must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65.0% on a monthly average basis in nine out of 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired.

At June 30, 1999, approximately 82.97% of the Bank's portfolio assets were invested in Qualified Thrift Investments, which was in excess of the percentage required to qualify the Bank under the QTL test.

RESTRICTIONS ON CAPITAL DISTRIBUTIONS
-------------------------------------

OTS regulations impose certain limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution must submit notice to the OTS prior to making a capital distribution if (i) they would not be well capitalized after the distribution, (ii) the distribution would result in the retirement of any of the association's common or preferred stock or debt counted as its regulatory capital, or (iii) the association is a subsidiary of a holding company. A savings association must make application to the OTS to pay a capital distribution if (i) the association would not be adequately capitalized following the distribution, (ii) the association's total distributions for the calendar year exceeds the association's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (iii) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS. Under these regulations, at June 30, 1999, the Bank is permitted to pay an aggregate amount of approximately $113.8 million in capital distributions. Despite the above authority, the OTS may prohibit any savings institution from making a capital distribution that would otherwise be permitted by the regulation if the OTS were to determine that the distribution constituted an unsafe or unsound practice. Furthermore, under the OTS's prompt corrective action regulations, which took effect on December 19, 1992, the Bank would be prohibited from making any capital distributions if, after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. See "Regulation -- Prompt Corrective Regulatory Action."

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

The FDIC has a risk-based deposit insurance assessment system under which the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC which is determined by the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period. Well capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well capitalized institutions but which satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Undercapitalized institutions consist of institutions that do not qualify as either "well capitalized" or "adequately capitalized." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

The FDIC's assessment schedule for SAIF deposit insurance mandates the assessment rate for well-capitalized institutions with the highest supervisory ratings be reduced to zero and institutions in the lower risk assessment classification be assessed at the rate of .27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of .064% of insured deposits to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for FICO obligations at the rate of .013% of insured deposits. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

The FDIC has adopted a regulation which provides that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2.0% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination proceedings of deposit insurance. The FDIC, however, will not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, and to increase its Tier 1 capital to such level as the FDIC deems appropriate. Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than certain purchased servicing rights and purchased credit card receivables and qualifying supervisory goodwill eligible for inclusion in core capital under OTS regulations and minus identified losses and investments in certain subsidiaries. Insured depository institutions with Tier 1 capital equal to or greater than 2.0% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings institutions, the FDIC will take into account whether the savings association is meeting the Tier 1 capital requirement for state non-member banks of 4.0% of total assets for all but the most highly rated state non-member banks.

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

Savings institutions are also subject to the requirements and restrictions of
Section 22(g) of the Federal Reserve Act and Regulation O on loans to executive officers and the restrictions of 12 U.S.C. Section 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires approval by the board of directors of a depository institution for extension of credit to executive officers, directors and principal shareholders of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 (i) prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) prohibits extensions of credit to executive officers, directors, and greater than 10.0% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

Since August 1993, the OTS has had revised guidance outstanding for the classification of assets and a new policy on the classification of collateral-dependent loans (where proceeds from repayment can be expected to come only from the operation and sale of the collateral). With limited exceptions, effective September 30, 1993, for troubled collateral-dependent loans where it is probable that the lender will be unable to collect all amounts due, an institution must classify as "loss" any excess of the recorded investment in the loan over its "value", and classify the remainder as "substandard". The "value" of a loan is either all present value of the expected future cash flows, the loan's observable market price or the fair value of the collateral. The Bank has not had any adverse impact from the implementation of the revised guidance for classification of assets or collateral dependent loans.

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

The Policy Statement also provides guidance to examiners in evaluating the adequacy of the ALLL. Among other things, the Policy Statement directs examiners to check the reasonableness of ALLL methodology by comparing the reported ALLL against the sum of the following amounts:

       (a)    50.0% of the portfolio that is classified doubtful,

       (b)    15.0% of the portfolio that is classified substandard; and

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

Under OTS regulations implementing the prompt corrective action provisions of FDICIA, the OTS measures a savings institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). A savings institution that is not subject to an order or written directive to meet or maintain a specific capital level is deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is a savings institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings institution has a composite 1 regulatory CAMELS rating). An "undercapitalized institution" is a savings institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 regulatory CAMELS rating). A "significantly undercapitalized" institution is defined as a savings institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of core capital to total assets of less than 2.0%. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any regulatory CAMELS rating category. The Bank is classified as "well capitalized" under the OTS regulations.

STANDARDS FOR SAFETY AND SOUNDNESS
----------------------------------

Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each federal banking agency is required to establish safety and soundness standards for institutions under its authority. The final rule and the guidelines took effect on August 9, 1995. The guidelines require savings associations to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the association's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings associations should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings association is not in compliance with the safety and soundness guidelines, it may require the association to submit an acceptable plan to achieve compliance with the guidelines. A savings association must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the association to regulatory sanctions. Management believes that the Bank meets substantially all the standards adopted in these interagency guidelines.

Additionally, under FDICIA, as amended by the CDRI Act, the federal banking agencies are required to establish standards relating to asset quality and earnings that the agencies determine to be appropriate. On July 10, 1995, the federal banking agencies, including the OTS, issued proposed guidelines relating to asset quality and earnings. Under the proposed guidelines, a savings association would be required to maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the Bank's operations.

FEDERAL RESERVE SYSTEM
----------------------

Pursuant to current regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3.0% on the first $46.5 million of transaction accounts, plus 10.0% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1999, the Bank met its reserve requirements.

LIMITATIONS ON LOANS TO ONE BORROWER
------------------------------------

Under applicable law, with certain limited exceptions, loans and extensions of credit to a person outstanding at one time shall not exceed 15.0% of a savings association's unimpaired capital and surplus (defined as an association's core and supplementary capital, plus the balance of its allowance for loan and lease losses not included in its supplementary capital). Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10.0% of unimpaired capital and surplus. Savings associations are further permitted to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30.0 million or 30.0% of unimpaired capital and surplus to develop residential housing provided (i) the purchase price of each single-family dwelling in the development does not exceed $500,000 (ii) the savings association is in compliance with its fully phased-in capital standards,
(iii) the loans comply with applicable loan-to-value requirements, (iv) the aggregate amount of loans made under this authority does not exceed 150.0% of unimpaired capital and surplus and (v) the savings association is, and continues to be, in compliance with its fully phased in capital requirements. At June 30, 1999, the Bank's loan to one borrower limitation was $241.0 million and all loans to one borrower were within such limitation.

LIMITATIONS ON NONRESIDENTIAL REAL ESTATE LOANS
-----------------------------------------------

The aggregate amount of loans which a savings association may make on the security of liens on nonresidential real property may not exceed 400.0% of the institution's capital. The Director of the OTS is authorized to permit federal savings associations to exceed the 400.0% capital limit in certain circumstances. The Bank estimates that it is permitted to make loans secured by nonresidential real property in an amount equal to $3.8 billion. At June 30, 1999 the Bank's nonresidential real property loans totaled $940.8 million.

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

ACTIVITIES RESTRICTIONS
-----------------------

The Board of Directors of the Corporation operates the Corporation as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution, (ii) transactions between the savings institution and its affiliates, and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "Regulation -- Qualified Thrift Lender Test."

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

In accordance with provisions of SFAS No. 109, a deferred tax liability has not been recognized for the bad debt reserves of the Bank created in the tax years which began prior to December 31, 1987 (the base year). At June 30, 1999, the amount of these reserves totaled approximately $105,266,000 with an unrecognized deferred tax liability approximating $38,527,000. Such unrecognized deferred tax liability could be recognized in the future, in whole or in part, if (i) there is a change in federal tax law, (ii) the Bank fails to meet certain definitional tests and other conditions in the federal tax law, (iii) certain distributions are made with respect to the stock of the Bank or (iv) the bad debt reserves are used for any purpose other than absorbing bad debt losses.

During fiscal year 1998, the Internal Revenue Service completed its examination of the Corporation's consolidated federal income tax returns through June 30, 1995. Such examination had no effect on the Corporation's results of operations for fiscal year 1998.

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

Item 2.  Properties
--------------------------------------------------------------------------------

At June 30, 1999, the Corporation conducted business through 256 branch offices in nine states: Iowa (77), Colorado (44), Nebraska (42), Kansas (41), Oklahoma
(21), Missouri (19), Arizona (7), Minnesota (4) and South Dakota (1). See Item
1. Business - "Recent Developments - Acquisitions Consummated."

At June 30, 1999, the Corporation owned the buildings for 152 of its branch offices and leased the remaining 104 offices under leases expiring (not assuming exercise of renewal options) between July 1999 and August 2031. The Corporation has 240 "Cashbox" ATMs located throughout Nebraska, Colorado, Kansas, Oklahoma, Iowa, Arizona Missouri, Minnesota and South Dakota. At June 30, 1999, the total net book value of land, office properties and equipment owned by the Corporation was $185.3 million. Management believes that the Corporation's premises are suitable for its present and anticipated needs.

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

None; no matters were submitted during the fourth quarter of fiscal year 1999.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters
--------------------------------------------------------------------------------

The information contained under "Regulation -- Restrictions on Capital Distributions" in Part I of this Report and the section "Stock Prices and Dividends" appearing on page 34 of the Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------------------------------------------------------

The presentation of selected financial data for the years ended June 30, 1995 through 1999 is included in the "Selected Consolidated Financial Data" section appearing on pages 14 and 15 of the Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Management's comments on the Corporation's financial condition, changes in financial condition, and the results of operations for fiscal year 1999 compared to fiscal year 1998 and fiscal year 1998 compared to fiscal year 1997 are included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section appearing on pages 16 through 35 of the Annual Report and are incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information contained under "Business - Market Risk" in Part I of this Report is incorporated herein by reference. In addition, included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section under the sub-section "Asset/Liability Management" on pages 18 through 20 of the Annual Report is additional information incorporated by reference.

Item 8.  Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

The "Independent Auditors' Report," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" set forth on pages 36 through 82 of the Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
--------------------------------------------------------------------------------

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
--------------------------------------------------------------------------------

For information concerning the Board of Directors of the Corporation, the information contained under the section captioned "Proposal I -- Election of Directors" in the Corporation's definitive proxy statement for the Corporation's 1999 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

The executive officers of the Corporation and the Bank as of June 30, 1999, are as follows:

                               Age at        Current Position(s) as of
Name                       June 30, 1999     June 30, 1999
----                       -------------     -------------------------

William A. Fitzgerald            61          Chairman of the Board and Chief
                                             Executive Officer of the
                                             Corporation and the Bank

James A. Laphen                  51          President, Chief Operating Officer
                                             and Chief Financial Officer of the
                                             Corporation and the Bank

Gary L. Matter                   54          Senior Vice President, Controller
                                             and Secretary of the Corporation
                                             and Executive Vice President,
                                             Controller and Secretary of the
                                             Bank

Joy J. Narzisi                   44          Senior Vice President, Treasurer
                                             and Assistant Secretary of the
                                             Corporation and Executive Vice
                                             President, Treasurer and Assistant
                                             Secretary of the Bank

Roger L. Lewis                   49          Executive Vice President and
                                             Assistant Secretary of the Bank

Russell G. Olson                 45          Executive Vice President of the
                                             Bank


Gary D. White                    54          Executive Vice President of the
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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(A.)   The following documents are filed as part of this report:

       (1.) Consolidated Financial Statements (incorporated herein by reference from the indicated section of the Annual Report):

             (a)  Independent Auditors' Report

             (b) Consolidated Statement of Financial Condition at June 30, 1999 and 1998

             (c) Consolidated Statement of Operations for the Years Ended June 30, 1999, 1998 and 1997

             (d) Consolidated Statement of Comprehensive Income for the Years Ended June 30, 1999, 1998 and 1997

             (e) Consolidated Statement of Stockholders' Equity for the Years Ended June 30, 1999, 1998 and 1997

             (f) Consolidated Statement of Cash Flows for the Years Ended June 30, 1999, 1998 and 1997

             (g)  Notes to Consolidated Financial Statements

       (2.)  Financial Statement Schedules:

             All financial statement schedules have been omitted as the required information is not applicable, not required or is included in the consolidated financial statements or related notes thereto included in Item 8.

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

             4.1 Form of Certificate of Common Stock of Registrant (incorporated by reference to the Registrant's Form S-1 Registration Statement No. 33-00330)

             4.2 Shareholder Rights Agreement between Commercial Federal Corporation and Harris Trust and Savings Bank, as amended (incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the Quarterly Period Ended
                    September 30, 1998)

             4.3 The Corporation hereby agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of the Cumulative Trust Preferred Securities and the Subordinated Extendible Notes of the Corporation.

             10.1 Employment Agreement with William A. Fitzgerald dated June 8, 1995 (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)

             10.2 Change in Control Executive Severance Agreements with William A. Fitzgerald and James A. Laphen dated June 8, 1995 (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)

             10.3 Form of Change in Control Executive Severance Agreements entered into with Executive Vice Presidents, Senior Vice Presidents and First Vice Presidents (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)

             10.4 Commercial Federal Corporation Incentive Plan Effective July 1, 1994 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1994 -File No. 0-13082)

             10.5 Commercial Federal Corporation Deferred Compensation Plan Effective July 1, 1994 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1994 - File No. 0-13082)

             10.6 Commercial Federal Corporation 1984 Stock Option and Incentive Plan, as Amended and Restated Effective August 1, 1992 (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-60448)

             10.7 Stock Purchase Agreement between CAI Corporation and Registrant, dated August 21, 1996 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1996 - File No. 1-11515)

             10.8   Employment Agreement with William A. Fitzgerald, dated
                    May 15, 1974, as Amended February 14, 1996 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1996 - File No. 1-11515)

             10.9 Commercial Federal Savings and Loan Association Survivor Income Plan, as Amended February 14, 1996 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1996 - File No. 1-11515)

             10.10 Employee Agreement with James A. Laphen dated June 1, 1997 (incorporated by reference to the Registrant's Form 10-K for the fiscal year ended June 30, 1997 - File No. 1-11515)

             10.11 Commercial Federal Corporation 1996 Stock Option and Incentive Plan as Amended (incorporated by reference to the Registrant's Form S-8 Registration Statement Nos. 333-20739 and 333-58607)

             10.12 Railroad Financial Corporation 1994 Stock Option and Incentive Plan, Railroad Financial Corporation 1991 Directors' Stock Option Plan and Railroad Financial Corporation 1986 Stock Option and Incentive Plan, as Amended February 22, 1991 (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-63221 and Post-Effective Amendment No. 1 to Registration Statement No. 33-01333 and No. 33-10396

             10.13 Railroad Financial Corporation 1994 Stock Option and Incentive Plan (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-63629)

             10.14 Mid Continent Bancshares, Inc. 1994 Stock Option Plan (incorporated by reference to the Registrant's Post-Effective Amendment No. 1 to Form S-4 under cover of Form S-8 -File No. 333-42817)

             10.15 Perpetual Midwest Financial, Inc. 1993 Stock Option and Incentive Plan (incorporated by reference to the Registrant's Post-Effective Amendment No. 1 to Form S-4 under cover of Form S-8 -File No. 333-45613)

             10.16 First Colorado Bancorp, Inc. 1992 Stock Option Plan and First Colorado Bancorp, Inc. 1996 Stock Option Plan (incorporated by reference to the Registrant's Post-Effective Amendment No. 1 to Form S-4 under cover of Form S-8; File No. 333-49967)

             10.17 Employment Agreement with Russell G. Olson dated February 10, 1999 (filed herewith)

             13 Commercial Federal Corporation Annual Report to Stockholders for the Fiscal Year Ended June 30, 1999 (filed herewith)

             21     Subsidiaries of the Corporation (filed herewith)

             23     Consent of Independent Auditors (filed herewith)

             27     Financial Data Schedules (filed herewith)

(B.)   Reports on Form 8-K:

       On May 4 1999, the Corporation filed a Form 8-K regarding a common stock repurchase program. Effective April 28, 1999, the Corporation's Board of Directors authorized the repurchase of up to five percent of the Corporation's outstanding common stock during the next 18 months. Such repurchase is expected to approximate 3,000,000 shares of common stock. Repurchases will be made at any time and in any amount, depending upon market conditions and various other factors. Any repurchase generally would be on the open-market, although privately negotiated transactions are also possible. In compliance with Nebraska law, all repurchased shares will be cancelled.

       On May 14, 1999, the Corporation filed a Form 8-K regarding the resignation of board member W. A. Krause effective May 10, 1999.

(C.) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

(D.) No financial statement schedules required by Regulation S-X are filed, and as such are excluded from the Annual Report as provided by Exchange Act Rule 14a-3(b)(i).

With the exception of the information expressly incorporated by reference in Items 1, 2, 5, 6, 7, 8 and 14, the Corporation's 1999 Annual Report to Stockholders is not deemed "filed" with the Securities and Exchange Commission or otherwise subject to Section 18 of the Securities and Exchange Act of 1934.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMMERCIAL FEDERAL CORPORATION



Date:         September 27, 1999       By: /s/ William A. Fitzgerald
                                           -------------------------------------
                                           William A. Fitzgerald
                                           Chairman of the Board and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       Principal Executive Officer:



Date:         September 27, 1999       By: /s/ William A. Fitzgerald
                                           -------------------------------------
                                           William A. Fitzgerald
                                           Chairman of the Board and
                                           Chief Executive Officer

                                       Principal Financial Officer:



Date:         September 27, 1999       By: /s/ James A. Laphen
                                           -------------------------------------
                                           James A. Laphen
                                           President, Chief Operating Officer
                                           and Chief Financial Officer

                                       Principal Accounting Officer:



Date:         September 27, 1999       By: /s/ Gary L. Matter
                                           -------------------------------------
                                           Gary L. Matter
                                           Senior Vice President, Controller
                                           and Secretary

                                       Directors:



Date:         September 27, 1999       By: /s/ Talton K. Anderson
                                           -------------------------------------
                                           Talton K. Anderson
                                           Director

Date:         September 15, 1999       By: /s/ Michael P. Glinsky
                                           -------------------------------------
                                           Michael P. Glinsky
                                           Director



Date:         September 15, 1999       By: /s/ Robert F. Krohn
                                           -------------------------------------
                                           Robert F. Krohn
                                           Director



Date:         September 27, 1999       By: /s/ Carl G. Mammel
                                           -------------------------------------
                                           Carl G. Mammel
                                           Director



Date:         September --, 1999       By:
                                           -------------------------------------
                                           Sharon G. Marvin
                                           Director




Date:         September 27, 1999       By: /s/ Robert S. Milligan
                                           -------------------------------------
                                           Robert S. Milligan
                                           Director



Date:         September 27, 1999       By: /s/ James P. O'Donnell
                                           -------------------------------------
                                           James P. O'Donnell
                                           Director



Date:         September 27, 1999       By: /s/ Robert D. Taylor
                                           -------------------------------------
                                           Robert D. Taylor
                                           Director



Date:         September 27, 1999       By: /s/ Aldo J. Tesi
                                           -------------------------------------
                                           Aldo J. Tesi
                                           Director

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

4.1 Form of Certificate of Common Stock of Registrant (incorporated by reference to the Registrant's Form S-1 Registration Statement No. 33-00330)

4.2 Shareholder Rights Agreement between Commercial Federal Corporation and Harris Trust and Savings Bank, as amended (incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the Quarterly Period Ended September 30, 1998)

4.3 The Corporation hereby agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of the Cumulative Trust Preferred Securities and the Subordinated Extendible Notes of the Corporation.

10.1 Employment Agreement with William A. Fitzgerald dated June 8, 1995 (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)

10.2 Change in Control Executive Severance Agreements with William A. Fitzgerald and James A. Laphen dated June 8, 1995 (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)

10.3 Form of Change in Control Executive Severance Agreements entered into with Executive Vice Presidents, Senior Vice Presidents and First Vice Presidents (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)

10.4 Commercial Federal Corporation Incentive Plan Effective July 1, 1994 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1994 - File No. 0-13082)

10.5 Commercial Federal Corporation Deferred Compensation Plan Effective July 1, 1994 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1994 - File No. 0-13082)

10.6 Commercial Federal Corporation 1984 Stock Option and Incentive Plan, as Amended and Restated Effective August 1, 1992 (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-60448)

10.7 Stock Purchase Agreement between CAI Corporation and Registrant, dated August 21, 1996 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1996 - File No. 1-11515)

10.8 Employment Agreement with William A. Fitzgerald, dated May 15, 1974, as Amended February 14, 1996 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1996 - File No. 1-11515)

10.9 Commercial Federal Savings and Loan Association Survivor Income Plan, as Amended February 14, 1996 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1996 - File No. 1-11515)

10.10 Employee Agreement with James A. Laphen dated June 1, 1997 (incorporated by reference to the Registrant's Form 10-K for the fiscal year ended June 30, 1997 - File No. 1-11515)

10.11 Commercial Federal Corporation 1996 Stock Option and Incentive Plan as Amended (incorporated by reference to the Registrant's Form S-8 Registration Statement Nos. 333-20739 and 333-58607)

10.12 Railroad Financial Corporation 1994 Stock Option and Incentive Plan, Railroad Financial Corporation 1991 Directors' Stock Option Plan and Railroad Financial Corporation 1986 Stock Option and Incentive Plan, as Amended February 22, 1991 (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-63221 and Post-Effective Amendment No. 1 to Registration Statement No. 33-01333 and No. 33-10396

10.13 Railroad Financial Corporation 1994 Stock Option and Incentive Plan (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-63629)

10.14 Mid Continent Bancshares, Inc. 1994 Stock Option Plan (incorporated by reference to the Registrant's Post-Effective Amendment No.1 to Form S-4 under cover of Form S-8 - File No. 333-42817)

10.15 Perpetual Midwest Financial, Inc. 1993 Stock Option and Incentive Plan (incorporated by reference to the Registrant's Post-Effective Amendment No.1 to Form S-4 under cover of Form S-8-File No. 333-45613)

10.16 First Colorado Bancorp, Inc. 1992 Stock Option Plan and First Colorado Bancorp, Inc. 1996 Stock Option Plan (incorporated by reference to the Registrant's Post-Effective Amendment No. 1 to Form S-4 under cover of Form S-8; File No. 333-49967)

10.17 Employment Agreement with Russell G. Olson dated February 10, 1999 (filed herewith).

13 Commercial Federal Corporation Annual Report to Stockholders for the Fiscal Year Ended June 30, 1999 (filed herewith)

21     Subsidiaries of the Corporation (filed herewith)

23     Consent of Independent Auditors (filed herewith)

27     Financial Data Schedules (filed herewith)