Form 10-Q
period 1999-09-30
COMMERCIAL FEDERAL CORP
filed 1999-11-15
CIK 744778

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) FOR THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended September 30, 1999
                                              ------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 1-11515
                       -------

                        COMMERCIAL FEDERAL CORPORATION
                        ------------------------------
            (Exact name of registrant as specified in its charter)

     Nebraska                                          47-0658852
-----------------------                           -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)

2120 South 72nd Street, Omaha, Nebraska                 68214
---------------------------------------           --------------------
(Address of principal executive offices)              (Zip Code)

                                (402) 554-9200
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not Applicable
   --------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X           NO
     -------            -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest praciticable date.

      Title of Each Class                   Outstanding at November 8, 1999
-----------------------------------      -------------------------------------
Common Stock, Par Value $.01 Per Share            58,987,741 Shares

                         COMMERCIAL FEDERAL CORPORATION
                         ------------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

--------------------------------------------------------------------------------------------------------------------------

Part I.      Financial Information                                                                            Page Number
             ---------------------                                                                            -----------
             Item 1.      Financial Statements:

                          Consolidated Statement of Financial Condition as of
                          September 30, 1999 and June 30, 1999                                                     3

                          Consolidated Statement of Operations for the Three
                          Months Ended September 30, 1999 and 1998                                                4-5

                          Consolidated Statement of Comprehensive Income for the
                          Three Months Ended September 30, 1999 and 1998                                           6

                          Consolidated Statement of Cash Flows for the
                          Three Months Ended September 30, 1999 and 1998                                          7-8

                          Notes to Consolidated Financial Statements                                              9-14

             Item 2.      Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                                    15-26

             Item 3.      Quantitative and Qualitative Disclosures About Market Risk                              26

Part II.     Other Information
             -----------------

             Item 5.      Other Information                                                                       27

             Item 6.      Exhibits and Reports on Form 8-K                                                        27


Signature Page                                                                                                    28

Exhibit Index                                                                                                     29
----------------------------------------------------------------------------------------------------------------------------

                         COMMERCIAL FEDERAL CORPORATION
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                          PART1. FINANCIAL INFORMATION
                          ----------------------------
                          Item 1. FINANCIAL STATEMENTS
                          ----------------------------

-----------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                         September 30,     June 30,
ASSETS                                                                                             1999            1999
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                (Unaudited)     (Audited)

Cash (including short-term investments of $11,475 and $39,585)                                      $ 222,505      $ 353,275
Investment securities available for sale, at fair value                                                74,058         83,811
Mortgage-backed securities available for sale, at fair value                                          399,483        419,707
Loans and leases held for sale, net                                                                    78,426        104,347
Investment securities held to maturity (fair value of $910,910 and $846,805)                          937,735        862,760
Mortgage-backed securities held to maturity (fair value of $911,220 and $849,488)                     930,234        862,838
Loans and leases receivable, net of allowances of  $80,167 and $80,344                              9,544,108      9,222,046
Federal Home Loan Bank stock                                                                          216,111        194,129
Interest receivable, net of allowances of  $370 and $319                                               77,249         77,513
Real estate, net                                                                                       36,356         31,513
Premises and equipment, net                                                                           182,821        185,302
Prepaid expenses and other assets                                                                     154,380        125,544
Intangible assets, net of accumulated amortization of $53,893 and $49,260                             250,065        252,677
-----------------------------------------------------------------------------------------------------------------------------

      Total Assets                                                                               $ 13,103,531   $ 12,775,462
-----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------

Liabilities:
   Deposits                                                                                       $ 7,352,906    $ 7,655,415
   Advances from Federal Home Loan Bank                                                             4,240,910      3,632,241
   Securities sold under agreements to repurchase                                                     128,536        128,514
   Other borrowings                                                                                   209,782        225,383
   Interest payable                                                                                    46,380         48,759
   Other liabilities                                                                                  153,026        118,267
-----------------------------------------------------------------------------------------------------------------------------

      Total Liabilities                                                                            12,131,540     11,808,579
-----------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies                                                                              --             --
-----------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued                              --             --
   Common stock, $.01 par value; 120,000,000 shares authorized;
      59,162,712 and 59,593,849 shares issued and outstanding                                             592            596
   Additional paid-in capital                                                                         354,044        364,320
   Retained earnings                                                                                  632,128        611,529
   Accumulated other comprehensive income (loss), net                                                 (14,773)        (9,562)
-----------------------------------------------------------------------------------------------------------------------------

      Total Stockholders' Equity                                                                      971,991        966,883
-----------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                                 $ 13,103,531   $ 12,775,462
-----------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


-----------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                                                         Three Months Ended
                                                                                                       September 30,
                                                                                                -----------------------------
                                                                                                    1999           1998
-----------------------------------------------------------------------------------------------------------------------------

Interest Income:
   Loans and leases receivable                                                                      $ 182,138      $ 168,470
   Mortgage-backed securities                                                                          20,421         17,049
   Investment securities                                                                               20,978         13,342
-----------------------------------------------------------------------------------------------------------------------------
     Total interest income                                                                            223,537        198,861
Interest Expense:
   Deposits                                                                                            79,751         81,707
   Advances from Federal Home Loan Bank                                                                50,312         34,109
   Securities sold under agreements to repurchase                                                       1,874          4,961
   Other borrowings                                                                                     3,993          3,464
-----------------------------------------------------------------------------------------------------------------------------
      Total interest expense                                                                          135,930        124,241
Net Interest Income                                                                                    87,607         74,620
Provision for Loan and Lease Losses                                                                    (3,300)        (3,800)
-----------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan and Lease Losses                                          84,307         70,820

Other Income (Loss):
   Loan servicing fees                                                                                  6,039          5,436
   Retail fees and charges                                                                              9,988          9,370
   Real estate operations                                                                                (224)          (161)
   Gain (loss) on sales of loans                                                                         (122)         1,905
   Gain on sales of securities                                                                             --          1,688
   Other operating income                                                                               6,093          5,701
-----------------------------------------------------------------------------------------------------------------------------
      Total other income                                                                               21,774         23,939
Other Expense:
   General and administrative expenses -
      Compensation and benefits                                                                        28,080         23,017
      Occupancy and equipment                                                                          10,197          8,343
      Data processing                                                                                   4,323          2,614
      Regulatory insurance and assessments                                                              1,446          1,448
      Advertising                                                                                       3,545          3,674
      Other operating expenses                                                                         13,667          7,892
      Merger expenses                                                                                      --         15,963
-----------------------------------------------------------------------------------------------------------------------------

            Total general and administrative expenses                                                  61,258         62,951
    Amortization of intangible assets                                                                   4,633          3,255
-----------------------------------------------------------------------------------------------------------------------------
            Total other expense                                                                        65,891         66,206
-----------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes and Cumulative Effect of Change
in Accounting Principle                                                                                40,190         28,553
Provision for Income Taxes                                                                             13,976         13,430
-----------------------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of Change in Accounting Principle                                      26,214         15,123
Cumulative Effect of Change in Accounting Principle, Net of Tax Benefit                                (1,776)            --
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                           $ 24,438       $ 15,123
-----------------------------------------------------------------------------------------------------------------------------

                         COMMERCIAL FEDERAL CORPORATION
               CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                                                           Three Months Ended
                                                                                                         September 30,
                                                                                                  -----------------------------
                                                                                                      1999           1998
-------------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Common Shares
     Outstanding Used in Basic Earnings Per Share Calculation                                        59,497,331     58,605,879
Add Assumed Exercise of Outstanding Stock Options
     as Adjustments for Dilutive Securities                                                             363,545        842,023
-------------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Common Shares
     Outstanding Used in Diluted Earnings Per Share Calculation                                      59,860,876     59,447,902
-------------------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Common Share:
      Income before cumulative effect of change in accounting principle                            $        .44   $       .26
      Cumulative effect of change in accounting principle                                                  (.03)           --
                                                                                                   ------------   -----------
      Net income                                                                                   $        .41   $       .26
                                                                                                   ============   ===========

-------------------------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Common Share:
     Income before cumulative effect of change in accounting principle                             $        .44   $       .25
     Cumulative effect of change in accounting principle                                                   (.03)           --
                                                                                                   ------------   -----------
     Net income                                                                                    $        .41   $       .25
                                                                                                   ============   ===========

-------------------------------------------------------------------------------------------------------------------------------
Dividends Declared Per Common Share                                                                $       .065   $       .055
-------------------------------------------------------------------------------------------------------------------------------

See accompany Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)

----------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                   Three Months Ended
                                                                            September 30,
                                                                         ---------------------
                                                                            1999        1998
----------------------------------------------------------------------------------------------

Net Income                                                              $ 24,438    $ 15,123

Other Comprehensive Income (Loss):
   Unrealized holding gains (losses) on securities available for sale     (5,211)      4,975
   Less net gain on securities included in net income                         --      (1,688)
----------------------------------------------------------------------------------------------

Other Comprehensive Income (Loss) Before Income Taxes                     (5,211)      3,287
Income Tax Provision (Benefit)                                            (1,824)      1,150
----------------------------------------------------------------------------------------------
Other Comprehensive Income Loss                                           (3,387)     (2,137)
----------------------------------------------------------------------------------------------

Comprehensive Income                                                    $ 21,051    $ 17,260
----------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


-------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                           Three Months Ended
                                                                                                   September 30,
                                                                                      -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                       1999                     1998
-------------------------------------------------------------------------------------------------------------------------------

Net income                                                                               $     24,438             $     15,123
Adjustments to reconcile net income to net cash
    provided  by operating activities:
       Amortization of intangible assets                                                        4,633                    3,255
       Provision for losses on loans and leases and real estate                                 3,380                    4,077
       Depreciation and amortization                                                            5,323                    3,617
       Amortization of deferred discounts and fees, net                                           664                      421
       Amortization of mortgage servicing rights                                                2,928                    2,995
       Amortization of deferred compensation on restricted
            stock and deferred compensation plans and premiums on other borrowings                274                      783
       Gain on sales of real estate and loans, net                                               (104)                  (2,267)
       Gain on sales of  securities                                                                --                   (1,688)
       Stock dividends from Federal Home Loan Bank                                             (3,283)                  (2,389)
       Proceeds from sales of loans                                                           159,101                  515,169
       Origination of loans held for sale                                                      (3,924)                (157,072)
       Purchases of loans  held for resale                                                    (86,410)                (328,022)
       Decrease in interest receivable                                                            264                    8,987
       Increase in interest payable and other liabilities                                      32,429                      689
       Other items, net                                                                       (44,191)                 (26,626)
                                                                                         ------------             ------------
          Total adjustments                                                                    71,084                   21,929
                                                                                         ------------             ------------
            Net cash provided by operating activities                                          95,522                   37,052
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
-------------------------------------------------------------------------------------------------------------------------------
      Purchases of loans                                                                     (538,302)                (119,075)
      Repayment of loans, net of originations                                                 157,201                  240,428
      Principal repayments of mortgage-backed securities available for sale                    12,320                   30,879
      Purchases of mortgage-backed securities available for sale                                   --                  (49,756)
      Proceeds from sales of mortgage-backed securities available for sale                         --                   76,114
      Principal repayments of mortgage-backed securities held to maturity                      75,472                   75,148
      Purchases of mortgage-backed securities held to maturity                               (149,138)                      --
      Maturities and repayments of investment securities available for sale                     6,731                   87,625
      Proceeds from sales of investment securities available for sale                              --                    4,112
      Maturities and repayments of investment securities held to maturity                      22,479                  124,870
      Purchases of investment securities held to maturity                                     (96,520)                      --
      Purchases of mortgage loan servicing rights                                              (1,627)                  (5,569)
      Purchases of Federal Home Loan Bank stock                                               (18,699)                  (2,913)
      Proceeds from sale of Federal Home Loan Bank stock                                           --                    5,000
      Proceeds from sales of real estate                                                        3,251                    3,397
      Payments to acquire real estate                                                              (1)                    (116)
      Acquisitions, net of cash received (paid)                                                    --                  (11,067)
      Purchases of premises and equipment, net                                                 (2,842)                  (8,949)
      Other items, net                                                                          5,016                     (631)
                                                                                         ------------             ------------
            Net cash (used) provided by investing activities                                 (524,659)                 449,497
-------------------------------------------------------------------------------------------------------------------------------

                         COMMERCIAL FEDERAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                  (Unaudited)


------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                          Three Months Ended
                                                                                                   September 30,
                                                                                      ----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                                       1999                    1998
------------------------------------------------------------------------------------------------------------------------------
Decrease in deposits                                                                       $ (302,509)             $ (234,062)
Proceeds from Federal Home Loan Bank advances                                                 703,000                      --
Repayments of Federal Home Loan Bank advances                                                 (94,025)               (306,135)
Proceeds from securities sold under agreements to repurchase                                    1,051                  25,000
Repayments of securities sold under agreements to repurchase                                   (1,029)               (125,000)
Proceeds from issuances of other borrowings                                                    50,000                  85,000
Repayments of other borrowings                                                                (43,605)                 (3,770)
Payments of cash dividends on common stock                                                     (3,888)                 (2,313)
Repurchases of common stock                                                                   (11,925)                     --
Issuance of common stock                                                                        1,297                  36,018
Other items, net                                                                                   --                  (1,929)
                                                                                         ------------             ------------
             Net cash provided (used) by financing activities                                 298,367                (527,191)
------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
------------------------------------------------------------------------------------------------------------------------------
Decrease in net cash position                                                                (130,770)                (40,642)
Balance, beginning of year                                                                    353,275                 217,012
                                                                                         ------------             ------------
Balance, end of period                                                                   $    222,505             $   176,370
------------------------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------------------------------------------------------------------------------------
Cash paid (received) during the period for:
   Interest expense                                                                         $ 138,500               $ 122,513
   Income taxes, net                                                                          (15,573)                  1,261
Non-cash investing and financing activities:
   Loans transferred to real estate                                                            11,503                   3,740
   Loans to facilitate the sale of real estate                                                     --                      82
------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                  (Unaudited)

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

The accompanying interim consolidated financial statements have not been audited by independent auditors. In the opinion of management, all adjustments (consisting only of normal recurring adjustments and the cumulative effect of a change in accounting principle) considered necessary to fairly present the financial statements have been included. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's June 30, 1999, Annual Report to Stockholders. The results of operations for the three month period ended September 30, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year 2000. Certain amounts in the prior fiscal year period have been reclassified for comparative purposes.

B.   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
     ----------------------------------------------------

Effective July, 1, 1999, the Corporation adopted the provisions of Statement of Position 98-5 "Reporting the Costs of Start-Up Activities" (SOP 98-5), which requires that costs of start-up activities and organizational costs be expensed as incurred. Prior to the adoption of this statement, these costs were capitalized and amortized over periods ranging from five to 25 years. The effect of adopting the provisions of SOP 98-5 was to record a charge of $1,776,000, net of an income tax benefit of $978,000, or $.03 per diluted share, as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations. These costs consist of organizational costs primarily associated with the creation of a real estate investment trust subsidiary and start-up costs of the proof of deposit department for processing customer transactions following the complete conversion of the Corporation's deposit system.


C.   COMMON STOCK REPURCHASE:
     ------------------------

Effective April 28, 1999, the Corporation's Board of Directors authorized the repurchase of up to five percent, or approximately 3,000,000 shares, of the Corporation's outstanding common stock during the next 18 months. Repurchases will be made at any time and in any amount, depending upon market conditions and various other factors. Any repurchase generally would be on the open-market, although privately negotiated transactions are also possible. In compliance with Nebraska law, all repurchased shares will be cancelled. During the three months ended September 30, 1999, the Corporation purchased and cancelled 538,200 shares of its common stock at a cost of $11,925,000. Through September 30, 1999, a total of 2,038,200 shares have been repurchased and cancelled at a cost of approximately $48,143,000. It is anticipated that the remaining shares to be repurchased will be accomplished no later than December 31, 1999.

D.   COMMITMENTS AND CONTINGENCIES:
     ------------------------------

At September 30, 1999, the Corporation issued commitments, excluding undisbursed portions of loans in process, of approximately $772,300,000 as follows:
$304,426,000 to originate loans, $205,485,000 to purchase loans, $3,004,000 to purchase mortgage-backed securities and $259,385,000 to provide unused lines of credit for commercial and consumer use. Loan commitments, which are funded subject to certain limitations, extend over various periods of time. Generally, unused loan commitments are canceled upon expiration of the commitment term as outlined in each individual contract. These outstanding loan commitments to extend credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn upon. In addition, at September 30, 1999, the Corporation had issued commitments to sell residential mortgage loans totaling $143,942,000. Loans sold subject to recourse provisions totaled approximately $15,562,000 which represents the total potential credit risk associated with these particular loans. Such credit risk would, however, be offset by the value of the single-family residential properties that collateralize these loans.

The Corporation is subject to a number of lawsuits and claims for various amounts which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Corporation's financial position or results of operations. See Note H regarding the settlement agreement with Franklin Mutual Advisors, LLC on October 29, 1999.

On September 12, 1994, the Bank and the Corporation commenced litigation against the United States in the United States Court of Federal Claims seeking to recover monetary relief for the government's refusal to honor certain contracts that it had entered into with the Bank. The suit alleges that such governmental action constitutes a breach of contract and an unlawful taking of property by the United States without just compensation or due process in violation of the Constitution of the United States. The Corporation and the Bank are pursuing alternative damage claims of up to approximately $230,000,000. The Bank also assumed a lawsuit in the merger with a 1998 acquisition, Mid Continent Bancshares, Inc. (Mid Continent), against the United States also relating to a supervisory goodwill claim filed by the former Mid Continent. The litigation status and process of these legal actions, as well as that of numerous actions brought by others alleging similar claims with respect to supervisory goodwill and regulatory capital credits, make the value of the claims asserted by the Bank (including the Mid Continent claim) uncertain as to their ultimate outcome, and contingent on a number of factors and future events which are beyond the control of the Bank, both as to substance, timing and the dollar amount of damages that may be awarded to the Bank and the Corporation if they finally prevail in this litigation.

E.   REGULATORY CAPITAL:
     -------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following tables of tangible, core and total risk-based capital. Prompt corrective action provisions pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for prompt corrective action provisions under FDICIA, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risk-based capital ratios as set forth in the following table. At September 30, 1999, and June 30, 1999, the Bank exceeded the minimum requirements for the well-capitalized category.

     ------------------------------

The following presents the Bank's regulatory capital levels and ratios relative to its minimum capital requirements:

----------------------------------------------------------------------------------------------------------------
                                                                   As of September 30, 1999
                                                 ---------------------------------------------------------------
                                                      Actual Capital                        Required Capital
                                                 ------------------------               ------------------------
                                                   Amount        Ratio                    Amount       Ratio
----------------------------------------------------------------------------------------------------------------
OTS capital adequacy:
          Tangible capital                       $  887,529         6.85%              $  194,316         1.50%
          Core capital                              897,563         6.92                  388,933         3.00
          Risk-based capital                        964,673        13.41                  575,521         8.00
FDICIA regulations to be
     classified well-capitalized:
          Tier 1 leverage capital                   897,563         6.92                  648,221         5.00
          Tier 1 risk-based capital                 897,563        12.48                  431,641         6.00
          Total risk-based capital                  964,673        13.41                  719,401        10.00
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
                                                                       As of June 30, 1999
                                                 ---------------------------------------------------------------
                                                      Actual Capital                        Required Capital
                                                 ------------------------               ------------------------
                                                   Amount        Ratio                    Amount       Ratio
----------------------------------------------------------------------------------------------------------------
OTS capital adequacy:
          Tangible capital                       $  880,400         6.97%               $  189,412        1.50%
          Core capital                              890,967         7.05                   379,142        3.00
          Risk-based capital                        957,676        13.70                   559,279        8.00
FDICIA regulations to be
     classified well-capitalized:
          Tier 1 leverage capital                   890,967         7.05                   631,903        5.00
          Tier 1 risk-based capital                 890,967        12.74                   419,459        6.00
          Total risk-based capital                  957,676        13.70                   699,099       10.00
----------------------------------------------------------------------------------------------------------------

As of September 30, 1999, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for Prompt Corrective Action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank's classification.

F.   SEGMENT INFORMATION:
     --------------------

The Corporation has identified two distinct lines of business operations for the purposes of management reporting: Community Banking and Mortgage Banking. These segments were determined based on the Corporation's financial accounting and reporting processes with insurance and securities brokerage operations aggregated with Community Banking. Management makes operating decisions and assesses performance based on a continuous review of these two primary operations.

The Community Banking segment involves a variety of traditional banking and financial services. These services include retail banking services, consumer checking and savings accounts, and loans for consumer, commercial real estate, residential mortgage and business purposes. Also included in this segment is insurance and securities brokerage services. The Community Banking services are offered through the Bank's branch network, including traditional offices, supermarkets and convenience stores, ATMs, 24-hour telephone centers and the Internet. Community Banking is also responsible for the Corporation's investment and mortgage-backed securities portfolios and the corresponding management of deposits, advances from the Federal Home Loan Bank and certain other borrowings.

     --------------------------------

The Mortgage Banking segment involves the origination and purchase of residential mortgage loans, the sale of such mortgage loans in the secondary mortgage market, the servicing of mortgage loans and the purchase and origination of rights to service mortgage loans. Mortgage Banking operations are conducted through the Bank's branches, offices of a mortgage banking subsidiary and a nationwide correspondent network of mortgage loan originators. The Bank allocates expenses to the Mortgage Banking operation on terms that are not necessarily indicative of those which would be negotiated between unrelated parties. The Mortgage Banking segment also originates and sells loans to the Bank. Effective July 1, 1999, substantially all loans sold to the Bank from the Mortgage Banking operation are at net book value, resulting in no gains or losses. Prviously, these sales were primarily at par such that the Mortgage Banking operation recorded losses equal to the origination expenses it incurred net of fees collected. All of these losses are deferred by the Bank and amortized over the estimated life of the loans the Bank purchased.

The Parent Company includes interest income earned on intercompany cash balances and intercompany transactions, interest expense on Parent Company debt and operating expenses for general corporate purposes.

The contribution of the major business segments to the consolidated results for the three months ended September 30, 1999 and 1998 is summarized in the following table:

---------------------------------------------------------------------------------------------------------------------------------
                                  Community           Mortgage             Parent          Eliminations/       Consolidated
                                   Banking             Banking            Company           Adjustments            Total
---------------------------------------------------------------------------------------------------------------------------------
September 30, 1999:
Net interest income (loss)         $      80,738       $       4,721     $       (3,485)      $       5,633       $      87,607
Provision for loan and
    lease losses                           2,723                 577                 --                  --               3,300
Non-interest income                       23,564              11,588             26,910             (40,288)             21,774
Total other expense                       58,624               7,011                288                 (32)             65,891
Net income                                28,587               6,036             24,438             (34,623)             24,438

Total revenue                            238,729              16,314             26,910             (36,642)            245,311
Intersegment revenue (loss)               11,988                (471)            26,927             (38,444)                 --
---------------------------------------------------------------------------------------------------------------------------------

September 30, 1998:
Net interest income (loss)         $      68,079       $       4,827     $       (2,944)      $       4,658       $      74,620
Provision for loan and
    lease losses                           3,695                 105                 --                  --               3,800
Non-interest income                       25,268              11,320             25,105             (37,754)             23,939
Total other expense                       53,164               5,564              7,911                (433)             66,206
Net income                                25,756               6,907             15,123             (32,663)             15,123

Total revenue                            216,525              16,185             25,320             (35,230)            222,800
Intersegment revenue (loss)                7,709               3,673             25,048             (36,430)                 --
---------------------------------------------------------------------------------------------------------------------------------

G.   CURRENT ACCOUNTING PRONOUNCEMENTS:
     ----------------------------------

Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise:

Effective July 1, 1999, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 134 entitled "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65" (SFAS No.
134). FASB Statement No. 65, as amended, requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. SFAS No. 134 further amends Statement No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. Management of the Corporation did not reclassify any mortgage-backed securities upon initial application, therefore, the adoption of SFAS No. 134 did not have an effect on the Corporation's financial position, liquidity or results of operations.

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

SFAS No. 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, on July 7, 1999, the FASB issued Statement of Financial Accounting Standards No. 137 entitled "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS No. 137). This statement delays the effective date of SFAS No. 133 for one year, or for all fiscal quarters of fiscal years beginning after June 15, 2000, with initial application as of the beginning of any fiscal quarter that begins after issuance. On that initial application date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Management of the Corporation has not determined the effect, if any, that the adoption will have on the Corporation's financial position, liquidity or results of operations. Management of the Corporation expects to adopt the provisions of SFAS No.
133 as of July 1, 2001.

Business Combinations and Intangible Assets:

On September 7, 1999 the FASB issued a proposal for public comment that would, among other items, eliminate the pooling of interests method of accounting for business combinations. Comments on the proposal are due December 7, 1999. A final statement may be issued by the end of calendar year 2000. If adopted, this Statement would be effective for business combinations initiated after the Statement is published. The main provisions in the Exposure Draft are (i) that the purchase method should be the only method used to account for all business combinations, prohibiting the use of the pooling-of-interests method; (ii) goodwill should be amortized on a straight-line basis over its useful (finite) life, not to exceed 20 years; (iii) a review of goodwill for impairment should be performed no later than two years after the acquisition date if certain factors are present; and (iv) goodwill amortization and impairment charges should be displayed on a net-of-tax basis as a separate line item within income from continuing operations. That line item should be preceded by a subtotal such as "income before goodwill charges" (which would follow the income tax provision). A per share amount would be permitted to be shown on the face of the income statement for goodwill charges and the subtotal that precedes that amount.

H.   SUBSEQUENT EVENT - SETTLEMENT AGREEMENT:
     ----------------------------------------

On October 29, 1999, the Corporation entered into an agreement (the Settlement Agreement) with Franklin Mutual Advisers, LLC (Franklin) to settle all pending litigation and the proxy contest relating to the election of directors at the Corporation's 1999 Annual Meeting of Stockholders to be held on November 16, 1999 (the Annual Meeting).

The Settlement Agreement provides that Franklin will immediately cease its solicitation of proxies in connection with the Annual Meeting and will not vote any proxies it has solicited at the Annual Meeting. Franklin has also agreed to vote its shares in favor of the Corporation's reconfigured slate of directors.

The Corporation agreed to include George R. Zoffinger and Joseph J. Whiteside in place of two of its previously announced nominees and they, together with Robert
F. Krohn and Michael P. Glinsky, will constitute all of the nominees for the four seats up for election at the Annual Meeting. Robert S. Milligan and Sharon
G. Marvin who had been named in the Corporation's Proxy Statement will no longer stand for reelection at the Annual Meeting. J. Thomas Burcham and Matthew P. Wagner, who had been named in Franklin's proxy materials as a nominee and alternate, respectively, also will not stand for election. In the event that either Mr. Zoffinger or Mr. Whiteside, or both, are unable or unwilling to stand for election at the Annual Meeting (an event not now anticipated), the Corporation has agreed to permit Franklin to select a replacement nominee who is mutually acceptable to the Corporation and Franklin. The Corporation has agreed to nominate any such replacement nominee at the Annual Meeting.

All pending litigation between the parties has been dismissed with prejudice. The Settlement Agreement also provides for mutual releases by all parties to the litigation of all claims relating to the proxy solicitation, the Annual Meeting and all related matters.

The parties agreed that the Corporation's recently-announced By-law amendment, which provides that no person who is a controlling person or management official of a federally insured depository organization (other than affiliates of the Corporation) that operates branches in any market in which the Corporation operates branches shall be eligible to be nominated for service, or to serve, as a director of the Corporation, shall remain in effect.

Each party agreed to bear its own expenses resulting from the proxy contest and the related litigation. As of September 30, 1999 the Corporation expensed $100,000 relating to these issues. The Corporation also represented in the Settlement Agreement that it had no present intention to increase the size of the Board of Directors to more than 10 members.

I.   SUBSEQUENT EVENT - RESTRUCTURING COSTS:
     ---------------------------------------

Effective November 5, 1999, the Corporation announced a restructuring plan pursuant to the integration process of the Corporation's most recent seven acquisitions and new data processing system to support community banking operations. This restructuring is aimed at decreasing expenses, increasing sustainable growth in revenues, and increasing productivity through the elimination of duplicate or inefficient functions. Major aspects of the plan include (i) the sale and closing of 22 branches, (ii) the elimination of 129 positions and the consolidation of the correspondent loan servicing operations, and (iii) the reorganization of community banking operations into urban, supermarket and non-urban markets. This restructuring plan will be completed in the quarter ended December 31, 1999 and a non-recurring pre-tax charge expected to approximate $3.0 million to $4.0 million will be recorded.

               Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               ------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

The statements in this management's discussion and analysis of financial condition and results of operations that are not historical fact are forward-looking statements that involve inherent risks and uncertainties. The Corporation cautions readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include fluctuations in interest rates, inflation, government regulations, the effect of pending legislation, the progress of integrating acquisitions, economic conditions, adequacy of allowance for credit losses, costs associated with the planned restructuring, the costs or difficulties associated with the resolution of Year 2000 issues on computer systems greater than anticipated, technology changes and competition in the geographic and business areas in which the Corporation conducts its operations. These statements are based on management's current expectations. Actual results in future periods may differ materially from those currently expected because of various risks and uncertainties.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

The Corporation's principal asset is its investment in the capital stock of the Bank, and because it does not generate any significant revenues independent of the Bank, the Corporation's liquidity is dependent on the extent to which it receives dividends from the Bank. The Bank's ability to pay dividends to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Effective April 1, 1999, the Office of Thrift Supervision (OTS) issued a final rule revising its capital distribution regulation. This revised regulation reflects the OTS's implementation of the system of prompt corrective action established under FDICIA and conforms the OTS's capital distribution requirements more closely to those of the other banking agencies. Under the terms of this regulation, the Bank is permitted to pay capital distributions during a calendar year up to 100.0% of its retained net income (net income determined in accordance with generally accepted accounting principles less total capital distributions declared) for the current calendar year combined with the Bank's retained net income for the preceding two calendar years without requiring an application for approval to be filed with the OTS. At September 30, 1999, the Bank would be permitted to pay an aggregate amount approximating $118.1 million in dividends under this regulation. Should the Bank's regulatory capital fall below certain levels, applicable law would require approval by the OTS of such proposed dividends and, in some cases, would prohibit the payment of dividends.

The Corporation manages its liquidity at both the parent company and subsidiary levels. At September 30, 1999, the cash of Commercial Federal Corporation (the parent company) totaled $17.4 million. Due to the parent company's limited independent operations, management believes that its cash balance at September 30, 1999 is sufficient to meet operational needs excluding necessary funds for interest and principal payments and the repurchase of common stock. The parent company's ability to make future interest and principal payments on its $50.0 million of 7.95% fixed-rate subordinated extendible notes due December 1, 2006 (the Notes), on its $46.4 million of 9.375% fixed-rate junior subordinated debentures due May 15, 2027 (the Debentures) and on its promissory notes is dependent upon its receipt of dividends from the Bank. Accordingly, for the three months ended September 30, 1999, the parent company received cash dividends totaling $22.464 million from the Bank. The dividends received were paid primarily to cover (i) interest payments totaling $2.642 million on the parent company's debt, (ii) principal payments of $1.813 million on the parent company's variable rate term note, (iii) common stock cash dividends totaling $3.8 million paid by the parent company to its shareholders through September 30, 1999, and (iv) the financing, in part, of common stock repurchases totaling $14.209 million. The Bank will continue to pay dividends to the parent company, pursuant to regulatory restrictions, to cover future principal and interest payments on the parent company's debt and quarterly cash dividends on common stock when and as declared by the parent company. Dividends totaling $18.250 million were paid by the Bank to the parent company during the three months ended September 30, 1998. The parent company also receives cash from the exercise of stock options and the sale of common stock under its employee benefit plans, as well as from the Bank for income tax benefits from operating losses of the parent company as provided in the corporate tax sharing agreement.

Effective April 28, 1999, the Corporation's Board of Directors authorized the repurchase up to five percent, or approximately 3,000,000 shares, of its outstanding common stock during the next 18 months. During the three months ended September 30, 1999, the Corporation purchased and cancelled 538,200 shares of its common stock at a cost of $11.9 million. Through September 30, 1999, a total of 2,038,200 shares have been repurchased and cancelled at a cost of approximately $48.1 million. It is anticipated that the remaining shares to be repurchased will be accomplished no later than December 31, 1999.

The Corporation's primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the Federal Home Loan Bank (FHLB) and (iv) cash generated from operations. As reflected in the Consolidated Statement of Cash Flows, net cash flows provided by operating activities totaled $95.5 million and $37.1 million, respectively, for the three months ended September 30, 1999 and 1998. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans.

--------------------------------------------

Net cash flows used by investing activities totaled $524.7 million for the three months ended September 30, 1999 and net cash flows provided by investing activities totaled $449.5 million for the three months ended September 30, 1998. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities and (ii) the purchase and origination of loans, mortgage-backed and investment securities.

Net cash flows provided by financing activities totaled $298.4 million for the three months ended September 30, 1999 compared to net cash flows used by financing activities totaling $527.2 million for the three months ended September 30, 1998. Advances from the FHLB and retail deposits have been the primary sources to balance the Corporation's funding needs during each of the periods presented. The Corporation experienced net decreases in retail deposits of $302.5 million and $234.1 million, respectively, for the three months ended September 30, 1999 and 1998, primarily due to depositors leaving for higher interest rates. During the three months ended September 30, 1999, the Corporation continued to borrow long-term FHLB advances that are callable at the option of the FHLB. Such advances provide the Corporation with lower interest-bearing liabilities than other funding alternatives and at September 30, 1999 totaled $2.9 billion. The one-year notes for $40.0 million from the AmerUs Bank (AmerUs) acquisition on July 31, 1998 were paid in full on July 30, 1999. The $32.5 million term note due July 31, 2003 was refinanced on July 1, 1999. The proceeds to pay the $40.0 million note in full and the refinancing came from a term note for $72.5 million due June 30, 2004, unsecured, with quarterly principal payments of $1.8 million and interest payable quarterly at 100 basis points below the lender's national base rate. At September 30, 1999, this term note had a remaining principal balance of $70.7 million. In addition, on August 30, 1999, the Corporation borrowed $10.0 million from the same lender on a revolving line of credit. This revolving credit note has a balance of $10.0 million as of September 30, 1999 and is unsecured with interest terms the same as the term note. The proceeds were used to help finance the Corporation's repurchase of its common stock. During the quarter ended September 30, 1999, the Corporation had repurchased 538,200 shares at a cost of $11.9 million. See Note C for addition informational regarding the repurchase of common stock.


At September 30, 1999, the Corporation issued commitments totaling approximately $772.3 million to fund and purchase loans and mortgage-backed securities as follows: $271.8 million of single-family fixed-rate mortgage loans, $179.5 million of single-family adjustable-rate mortgage loans, $259.4 million of unused lines of credit for commercial and consumer use, $58.6 million of commercial real estate loans and $3.0 million of mortgage-backed securities. These outstanding loan commitments to extend credit in order to originate loans or fund commercial and consumer loans lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described. In addition, at September 30, 1999, the Corporation had approximately $143.9 million in mandatory forward delivery commitments to sell residential mortgage loans.

The maintenance of an appropriate level of liquid resources to meet not only regulatory requirements but also to provide funding necessary to meet the Corporation's current business activities and obligations is an integral element in the management of the Corporation's assets. The Bank is required by federal regulation to maintain a minimum average daily balance of liquid assets in each calendar quarter of not less than 4.0% of net withdrawable deposits plus short-term borrowings or 4.0% of the average daily balance of net withdrawable accounts plus short-term borrowings during the preceding quarter. The Bank's liquidity ratio was 10.55% at September 30, 1999. Liquidity levels will vary depending upon savings flows, future loan fundings, cash operating needs, collateral requirements and general prevailing economic conditions. The Bank does not foresee any difficulty in meeting its liquidity requirements.

FINANCIAL LEGISLATION:
-----------------------

On November 12, 1999, President Clinton signed into law legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley Act (GLB Act) authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. National bank subsidiaries will be permitted to engage in similar financial activities but only on an agency basis unless they are one of the 50 largest banks in the United States. National bank subsidiaries will be prohibited from insurance underwriting, real estate development and merchant banking. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. The GLB Act, however, prohibits future affiliations between existing unitary savings and loan holding companies, like the Corporation, and firms which are engaged in commercial activities and prohibits the formation of new unitary holding companies.

The GLB Act imposes new requirements on financial institutions with respect to customer privacy. The GLB Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the GLB Act.

The GLB Act contains significant revisions to the Federal Home Loan Bank System, among them, making membership in the Federal Home Loan Bank voluntary for federal savings associations. The GLB Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee.

The Corporation is unable to predict the effect of the GLB Act on its operations and competitive environment at this time. Although the GLB Act reduces the range of companies with which the Corporation may affiliate, it may facilitate affiliations with companies in the financial services industry.

RESULTS OF OPERATIONS:
----------------------

Net income for the three months ended September 30, 1999, was $24.4 million, or $.41 per basic and diluted share, compared to net income of $15.1 million, or $.25 per diluted share ($.26 per basic share) for the three months ended September 30, 1998. The net increase in net income for the three months ended September 30, 1999, compared to the three months ended September 30, 1998, is primarily due to net increases of $13.5 million in net interest income after provision for loan and lease losses and a decrease of $1.7 million in general and administrative expenses. These increases to net income were partially offset by net decreases of $2.2 million in other income, $1.8 million from the cumulative effect of a change in accounting principle, $1.4 million in amortization of intangible assets and $546,000 in the provision for income taxes.

----------------------------------

Net Interest Income:
--------------------

Net interest income was $87.6 million for the three months ended September 30, 1999, compared to $74.6 million for the three months ended September 30, 1998, resulting in an increase of approximately $13.0 million, or 17.4%. The interest rate spread was 2.74% at September 30, 1999 compared to 2.86% at September 30, 1998, a decrease of 12 basis points. During the three months ended September 30, 1999 and 1998, interest rate spreads were 2.89% and 2.71%, respectively, an increase of 18 basis points; and the yield on interest-earning assets was 2.93% and 2.89%, up 4 basis points over the same respective periods of time. The average balance of interest-earning assets increased $1.637 billion for the three months ended September 30, 1999 compared to the same period ended September 30, 1998, while the average balance of interest-bearing liabilities increased $1.833 billion over the same respective period of time. The increases in these average balances are due to the acquisitions of AmerUs on July 31, 1998 and Midland First Financial Corporation (Midland) on March 1, 1999 both of which were accounted for as purchases with their account balances reflected as of the respective acquisition dates. Net interest income increased for the three months ended September 30, 1999 compared to 1998 due to the volume increases in these average balances and in the rate on interest-bearing liabilities decreasing more (41 basis points) than the yields on interest-earning assets (23 basis points). The future trend in interest rate spreads and net interest income will be dependent upon such factors as the composition and balances of the Corporation's interest-earning assets and interest-bearing liabilities, the interest rate risk exposure of the Corporation and the maturity and repricing activity of interest-sensitive assets and liabilities, as influenced by changes in and levels of both short-term and long-term market interest rates.

The following table presents certain information concerning yields earned on interest-earning assets and rates paid on interest-bearing liabilities during and at the end of each of the periods presented:

-----------------------------------------------------------------------------------------------------------------------
                                                                    For the Three
                                                                     Months Ended                        At
                                                                    September 30,                  September 30,
                                                              --------------------------     --------------------------
                                                                  1999          1998             1999          1998
-----------------------------------------------------------------------------------------------------------------------
Weighted average yield on:
   Loans and leases                                                  7.71%         8.00%             7.70%        8.04%
   Mortgage-backed securities                                        6.29          6.16              6.34         6.43
   Investments                                                       6.79          6.58              6.62         6.49
-----------------------------------------------------------------------------------------------------------------------
      Interest-earning assets                                        7.46          7.69              7.43         7.78
-----------------------------------------------------------------------------------------------------------------------
Weighted average rate paid on:
   Savings deposits                                                  2.94          3.00              2.96         2.96
   Other time deposits                                               5.13          5.59              5.29         5.62
   Advances from FHLB                                                5.07          5.76              5.15         5.60
   Securities sold under agreements
      to repurchase                                                  5.72          5.95              5.73         5.81
   Other borrowings                                                  7.41          8.90              7.71         7.90
-----------------------------------------------------------------------------------------------------------------------
      Interest-bearing liabilities                                   4.57          4.98              4.69         4.92
-----------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                 2.89%         2.71%             2.74%        2.86%
-----------------------------------------------------------------------------------------------------------------------
Net annualized yield on
   interest-earning assets                                           2.93%         2.89%             2.86%        3.02%
-----------------------------------------------------------------------------------------------------------------------

--------------------------------

The table below presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, and average yields and rates during the three months ended September 30, 1999. The following table includes nonaccruing loans averaging $76.9 million for the three months ended September 30, 1999, as interest-earning assets at a yield of zero percent:


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months Ended
                                                                                                  September 30, 1999
                                                                                      ----------------------------------------------
                                                                                                                        Annualized
                                                                                           Average                        Yield/
                                                                                           Balance         Interest        Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans and leases                                                                   $     9,434,210    $    182,138         7.71%
   Mortgage-backed securities                                                               1,297,893          20,421         6.29
   Investments                                                                              1,236,218          20,978         6.79
------------------------------------------------------------------------------------------------------------------------------------
      Interest-earning assets                                                              11,968,321         223,537         7.46
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning liabilities:
   Savings deposits                                                                         3,128,259          23,210         2.94
   Other time deposits                                                                      4,374,493          56,541         5.13
   Advances from FHLB                                                                       3,880,891          50,312         5.07
   Securities sold under
     agreements to repurchase                                                                 128,298           1,874         5.72

   Other borrowings                                                                           215,576           3,993         7.41
------------------------------------------------------------------------------------------------------------------------------------
     Interest-bearing liabilities                                                          11,727,517         135,930         4.57
------------------------------------------------------------------------------------------------------------------------------------

Net earnings balance                                                                  $       240,804
                                                                                      ===============

Net interest income                                                                                       $    87,607
                                                                                                          ===========

Interest rate spread                                                                                                         2.89%
------------------------------------------------------------------------------------------------------------------------------------

Net annualized yield on
  interest-earnings assets                                                                                                   2.93%
------------------------------------------------------------------------------------------------------------------------------------


The net earnings balance (the difference between average interest-bearing liabilities and average interest-earning assets) decreased by $196.0 million for the three months ended September 30, 1999, compared to the three months ended September 30, 1998. Such decrease is primarily due to the acquisition of Midland that was financed entirely by existing cash totaling $83.0 million, the repurchases of the Corporation's common stock totaling $48.1 million and, in part, to the acquisition of AmerUs requiring the outlay of cash totaling $53.2 million.

--------------------------------

The table below presents the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities, respectively, and the amount of change in each attributable to: (i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The net change attributable to change in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. The following table demonstrates the effect of the increased volume of interest-earning assets and interest-bearing liabilities, the changes in interest rates and the effect on the interest rate spreads previously discussed:

----------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
                                                                                 September 30, 1999 Compared
                                                                                    to September 30, 1998
                                                                             -----------------------------------
                                                                                Increase (Decrease) Due to
----------------------------------------------------------------------------------------------------------------
                                                                               Volume      Rate        Net
----------------------------------------------------------------------------------------------------------------
Interest income:
   Loans and leases                                                            $ 20,127  $  (6,459)   $ 13,668
   Mortgage-backed securities                                                     2,991        381       3,372
   Investments                                                                    7,191        445       7,636
----------------------------------------------------------------------------------------------------------------
      Interest income                                                            30,309     (5,633)     24,676
----------------------------------------------------------------------------------------------------------------

Interest expense:
   Savings deposits                                                               3,603     (1,079)      2,524
   Other time deposits                                                              639     (5,119)     (4,480)
   Advances from FHLB                                                            20,642     (4,439)     16,203
   Securities sold under agreements to repurchase                                (2,901)      (186)     (3,087)
   Other borrowings                                                               1,176       (647)        529
----------------------------------------------------------------------------------------------------------------
      Interest expense                                                           23,159    (11,470)     11,689
----------------------------------------------------------------------------------------------------------------
Effect on net interest income                                                  $  7,150  $   5,837    $ 12,987
----------------------------------------------------------------------------------------------------------------

The net improvement due to changes in volume and rates for the three months ended September 30, 1999, compared to September 30, 1998, reflect the net growth the Corporation has experienced, both internally and from acquisitions, and the decreases in rates on interest-earning assets that were more than offset by decreases in rates on interest-bearing liabilities, primarily other time deposits and FHLB advances.

Provision for Loan and Lease Losses and Real Estate Operations:
---------------------------------------------------------------

The Corporation recorded loan and lease loss provisions totaling $3.3 million for the three months ended September 30, 1999, compared to $3.8 million for the three months ended September 30, 1998. The provision for the three months ended September 30, 1998 includes a $1.0 million loss reserve recorded to conform the reserve positions of First Colorado Bancorp, Inc. (a pooled acquisition) to the policies of the Corporation. Loss provisions recorded in the three months ended September 30, 1999 and 1998 covered net loans and leases charged-off, totaling $3.2 million and $2.6 million, respectively. The allowance for loan and lease losses is based upon management's continuous evaluation of the collectibility of outstanding loans and leases, which takes into consideration such factors as changes in the composition of the loan and lease portfolios and economic conditions that may affect the borrower's ability to pay, regular examinations by the Corporation's credit review group of specific problem loans and leases and of the overall portfolio quality and real estate market conditions in the Corporation's lending areas. The allowance for credit losses totaled $80.2 million at September 30, 1999, or 113.1% of total nonperforming loan and leases, compared to $80.4 million, or 114.9% of total nonperforming loans and leases at June 30, 1999.

The Corporation recorded net losses from real estate operations totaling $224,000 and $161,000 for the three months ended September 30, 1999 and 1998, respectively. Real estate operations reflect provisions for real estate losses, net real estate operating activity, and gains and losses on dispositions of real estate. The net decrease in real estate operations for the three months ended September 30, 1999 compared to 1998 is due primarily to a decrease in net gains on dispositions of real estate in the current fiscal year of approximately $106,000 and a net increase in operating expenses of approximately $154,000 partially offset by a net decrease in provisions for real estate losses.

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

---------------------------------------------------------------------------

Nonperforming assets are monitored on a regular basis by the Corporation's internal credit review and problem asset groups. Nonperforming assets increased $3.8 million at September 1999, compared to June 30, 1999, resulting from net increases of $4.7 million in real estate and $930,000 in nonperforming loans and leases partially offset by a net decrease of $1.9 million in troubled debt restructurings. Nonperforming assets as of the dates indicated are summarized as follows:


--------------------------------------------------------------------------------------------------------------------
                                                                                      September 30,        June 30,
                                                                                          1999               1999
--------------------------------------------------------------------------------------------------------------------
Nonperforming loans and leases:
   Residential real estate loans                                                       $  51,253          $  49,891
   Commercial real estate loans                                                            9,393             11,390
   Consumer loans                                                                          6,934              4,859
   Leases and other loans                                                                  3,365              3,875
--------------------------------------------------------------------------------------------------------------------
       Total                                                                              70,945             70,015
--------------------------------------------------------------------------------------------------------------------

Real estate:
   Commercial                                                                             10,103              7,657
   Residential                                                                            16,686             14,384
--------------------------------------------------------------------------------------------------------------------
       Total                                                                              26,789             22,041
--------------------------------------------------------------------------------------------------------------------

Troubled debt restructurings:
   Commercial                                                                              7,661              9,534
   Residential                                                                               178                195
--------------------------------------------------------------------------------------------------------------------
       Total                                                                               7,839              9,729
--------------------------------------------------------------------------------------------------------------------

Total nonperforming assets                                                             $ 105,573          $ 101,785
--------------------------------------------------------------------------------------------------------------------

Nonperforming loans and leases to total loans and leases                                    .72%               .73%
Nonperforming assets to total assets                                                        .81%               .80%
--------------------------------------------------------------------------------------------------------------------

Allowance for loan and lease losses (1)                                                $  80,217          $  80,419
--------------------------------------------------------------------------------------------------------------------

Allowance for loan and lease losses to total loans and leases                               .81%               .84%
Allowance for loan and lease losses to total nonperforming assets                         75.98%             79.01%
--------------------------------------------------------------------------------------------------------------------

(1) Includes $50,000 and $75,000 at September 30, 1999 and June 30, 1999,
    respectively, in general allowance for losses established primarily to cover risks associated with borrowers' delinquencies and defaults on loans held for sale.

---------------------------------------------------------------------------

Nonperforming loans and leases at September 30, 1999, increased by $930,000 compared to June 30, 1999, primarily due to increases of $2.1 million and $1.4 million, respectively, in delinquent consumer and residential loans, offset by net decreases of $2.0 million and $510,000, respectively, in delinquent commercial loans and leases and other loans. The net increase in real estate of $4.7 million at September 30, 1999, compared to June 30, 1999, is due primarily to the transfer of a delinquent commercial loan totaling $3.8 million to nonperforming commercial real estate. The net decrease of $1.9 million in troubled debt restructurings at September 30, 1999, compared to June 30, 1999, is due primarily to the reclassification of a commercial troubled debt restructuring to nonperforming loan status.

The ratio of nonperforming loans and leases to total loans and leases decreased compared to June 30, 1999, due primarily to the net increase in loans and leases at September 30, 1999, compared to June 30, 1999. The ratio of nonperforming assets to total assets increased compared to June 30, 1999 due to the increase in total nonperforming assets partially offset by the net increase in total assets. The percentage of allowance for loan and lease losses to total loans and leases decreased compared to June 30, 1999, due primarily to the net increase in loan and leases over the same periods of time. The allowance for loan and lease losses to total nonperforming assets decreased at September 30, 1999 compared to June 30, 1999 due primarily to the net increase in total nonperforming assets.

Loan Servicing Fees:
--------------------

Fees from loans serviced for other institutions totaled $6.0 million for the three months ended September 30, 1999 compared to $5.4 million for the three months ended September 30, 1998. The amount of revenue generated from loan servicing fees, and changes in comparing fiscal periods, is primarily due to the average size of the Corporation's portfolio of mortgage loans serviced for other institutions and the level of rates for service fees collected. At September 30, 1999 and 1998, the Corporation's mortgage servicing portfolio approximated $7.290 billion and $7.321 billion, respectively.

Effective July 1, 1999, the amortization expense of mortgage servicing rights was reclassified from general and administrative expenses to a reduction of loan servicing fees. Such reclassification was primarily for presentation purposes to be more in line with other financial institutions. For the three months ended September 30, 1999 and 1998, gross loan servicing fees totaled $9.0 million and $8.4 million, respectively, which were reduced by the amortization expense and hedging activity of mortgage servicing rights totaling approximately $3.0 million for both periods.

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

Retail Fees and Charges:
------------------------

Retail fees and charges totaled $10.0 million for the three months ended September 30, 1999 compared to $9.4 million for the three months ended September 30, 1998. The net increase results primarily from the AmerUs and Midland acquisitions accounted for as purchases and included in operations since their respective dates of consummation, contributing $1.1 million in retail fees and charges for the three months ended September 30, 1999. Increases in certain checking account fees and related ancillary fees for overdraft and insufficient funds charges and a reduction in the amount of waiver of retail fees are all reasons for the increase over 1998.

Gain (Loss) on Sales of Loans:
------------------------------

The Corporation sold loans to third parties through its mortgage banking operations resulting in a net pre-tax loss of $122,000 for the three months ended September, 30, 1999 compared to net pre-tax gains of $1.9 million for the three months ended September 30, 1998 on loans sold totaling $159.2 million and $513.3 million, respectively. Mortgage loans are generally sold in the secondary market with loan servicing retained and without recourse to the Corporation.

Gain on Sales of Securities:
----------------------------

The Corporation sold securities available for sale resulting in net pre-tax gains of $1.7 million for the three months ended September 30, 1998, on sales of mortgage-backed securities totaling $78.5 million acquired in the AmerUs acquisition. During the three months ended September 30, 1999, there were no sales of securities available for sale.

Other Operating Income:
-----------------------

Other operating income totaled $6.1 million for the three months ended September 30, 1999, compared to $5.7 million for the three months ended September 30, 1998. The major components of other operating income are brokerage commissions, credit life and disability commissions, insurance commissions and leasing operations. The net increase for the three months ended September 30, 1999, compared to the prior year period is primarily attributable to increases in brokerage and insurance commissions.

General and Administrative Expenses:
------------------------------------

General and administrative expenses totaled $61.3 million for the three months ended September 30, 1999, compared to $63.0 million for the three months ended September 30, 1998. Excluding merger-related expenses totaling $16.2 million incurred in the quarter ended September 30, 1998, associated with the First Colorado Bancorp, Inc. acquisition, general and administrative expenses totaled $46.8 million.

Excluding the merger-related charges totaling $16.2 million, the net increase of $14.5 million for the three months ended September 30, 1999, compared to the three months ended September 30, 1998, is primarily due to net increases in other operating expenses of $5.8 million, compensation and benefits of $5.1 million, occupancy and equipment of $1.9 million and data processing of $1.7 million. The AmerUs and Midland acquisitions, which were accounted for under the purchase method of accounting, contributed a net increase of approximately $4.0 million in additional general and administrative expenses for the three months ended September 30, 1999. These acquisitions result in increased personnel wages and benefits and costs of operating additional branches, as well as other expenses incurred on an indirect basis attributable to these acquisitions. General and administrative expenses also increased for the three months ended September 30, 1999 compared to 1998 due to higher costs associated with the new data processing computer systems, higher item processing costs from the customer deposit delivery system implemented after September 30, 1998 and to a decrease in deferred costs associated with loan originations due to lower loan origination volumes.

Amortization of Intangible Assets:
----------------------------------

Amortization of intangible assets totaled $4.6 million for the three months ended September 30, 1999, compared to $3.3 million for the three months ended September 30, 1998. The net increase for the three months ended September 30, 1999 compared to 1998 is due to the AmerUs and Midland acquisitions consummated July 31, 1998 and March 1, 1999, respectively. Amortization of the intangible assets from these two purchase acquisitions totaled $2.8 million for the three months ended September 30, 1999 compared to $1.2 million for the three months ended September 30, 1998.

Provision for Income Taxes:
---------------------------

For the three months ended September 30, 1999, the provision for income taxes totaled $14.0 million compared to $13.4 million for the three months ended September 30, 1998. The effective income tax rates for both quarters were 34.8% and 47.0%, respectively. The effective tax rates for both periods vary from the statutory rate primarily due to the nondeductibility of amortization of intangible assets in relation to the level of taxable income for the respective periods and, for the three months ended September 30, 1998, to the nondeductibility of certain merger-related expenses and other nonrecurring charges.

Cumulative Effect of Change in Accounting Principle:
----------------------------------------------------

Effective July, 1, 1999, the Corporation adopted the provisions of Statement of Position 98-5 "Reporting the Costs of Start-Up Activities" (SOP 98-5), which requires that costs of start-up activities and organizational costs be expensed as incurred. Prior to the adoption of this statement, these costs were capitalized and amortized over periods ranging from five to 25 years. The effect of adopting the provisions of SOP 98-5 was to record a charge of $1,776,000, net of an income tax benefit of $978,000, or $.03 per diluted share, as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations. These costs consist of organizational costs primarily associated with the creation of a real estate investment trust subsidiary and start-up costs of the proof of deposit department for processing customer transactions following the complete conversion of the Corporation's deposit system.

Year 2000:
----------

The year 2000 poses an important business issue regarding how existing application software programs and operating systems can accommodate this date value. Many computer programs that can only distinguish the final two digits of the year entered are expected to read entries for the year 2000 as the year 1900. Like most financial service providers, the Corporation may be significantly affected by the Year 2000 issue due to the nature of financial information. Software, hardware and equipment both within and outside the Corporation's direct control and with whom the Corporation electronically or operationally interfaces are likely to be affected. If computer systems are not adequately changed to identify the Year 2000, many computer applications could fail or create erroneous results. As a result, many calculations that rely on data field information, such as interest, payment or due dates and other operating functions, may generate results that could be significantly misstated, and the Corporation could experience a temporary inability to process transactions and engage in normal business activities.

All of the significant computer programs of the Corporation that could be affected by this problem are provided by major third party vendors. The Corporation has completed the process of replacing/upgrading its computer systems and programs, as well as most equipment, in order to provide cost-effective and efficient delivery of services to its customers, information to management, and to provide additional capacity for processing information and transactions due to acquisitions. The total cost of the Year 2000 project is estimated to approximate $14.0 million which will be funded through cash flows from operations. Most of the total project cost was capitalized since it involved the purchase of computer systems, programs and equipment. During the three months ended September 30, 1999 and for fiscal year 1999, approximately $282,000 and $4.4 million, respectively, was expensed that related to systems conversion costs, internal staff costs as well as consulting and other Year 2000 expenses. In addition, during fiscal year 1998 the Corporation expensed $4.3 million due to accelerated amortization of certain computer systems and software necessitated by Year 2000 compliance and the related planned systems conversions. The adjusted carrying amount of these computer systems and software was depreciated until their disposal at the date of conversion.

The third party vendors have advised the Corporation that all such mission critical computer systems and programs are Year 2000 compliant. The Corporation tested all such systems for Year 2000 compliance before integration into its computer environment. The Corporation scheduled certain operations that began conversions in October 1998. These conversions allowed the Corporation to resolve application and conversion problems that arose and to do further testing to enhance software programs and future conversions. Final conversions that are Year 2000 compliant were completed by the end of fiscal year 1999. Other mission critical systems were tested in conjunction with certain nationwide financial industry test programs. All Year 2000 testing was substantially completed June 30, 1999. In addition, as a financial services institution, the Corporation is under the supervision of federal regulatory agencies with Year 2000 guidelines. These agencies performed special examinations and monitored the progress of the Corporation's Year 2000 readiness. The Corporation has met all of the Year 2000 requirements set by the federal regulations.

The Corporation continues working with non-mainframe software and hardware vendors to determine the extent to which the Corporation's interface systems may be vulnerable to those third parties' failure to remediate their own Year 2000 issues. If the third party vendors are unable to resolve Year 2000 issues in time, the conversion is delayed significantly or major problems arise as a result of the conversion, the Corporation would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operations of the Corporation. In addition, there can be no assurance that the systems of other companies on which the Corporation's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Corporation's systems, would not have a material adverse effect on the Corporation. The Corporation has developed and tested a Year 2000 contingency plan that addresses, among other issues, critical operations and potential failures thereof, and strategies for business continuation such as contracting with alternative vendors and re-deployment of internal staff as needed in critical areas. The Corporation has also evaluated non-technical systems that rely on imbedded technology in their critical processes so that such systems will continue to operate without interruption.

                      Item 3. QUANTITATIVE AND QUALITATIVE
                     -------------------------------------
                         DISCLOSURES ABOUT MARKET RISK
                         -----------------------------

Information concerning the Corporation's exposure to market risk, which has remained relatively unchanged from June 30, 1999, is incorporated by reference from the text under the caption "Market Risk" in the Form 10-K for the Corporation's fiscal year ended June 30, 1999.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 5.  Other Information
         -----------------

         On September 28, 1999, the Corporation's Board of Directors adopted an amendment to the Corporation's By-laws which provides that in order to qualify to serve as a member of the board of the Corporation, such individual must not also serve as a management official of another federally insured depository organization that operates branches in any market in which the Corporation operates branches. The By-law amendment will prevent in the future an individual from serving on the Board of Directors of the Corporation who would lack the ability to act in the best interests of the Corporation's stockholders given the inherent conflict of interest present when an individual serves as a director of two competitors. On October 5, 1999, the Corporation filed a Form 8-K regarding the adoption of this amendment with the amended By-laws included as an exhibit.

         On October 29, 1999, the Corporation entered into an agreement with Franklin Mutual Advisers, LLC to settle all pending litigation and the proxy contest relating to the election of directors at the Corporation's 1999 Annual Meeting of Stockholders to be held on November 16, 1999. See Note H "Subsequent Event - Settlement Agreement" to the Notes to Consolidated Financial Statements for additional information.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a). Exhibits:

              Exhibit 27.  Financial Data Schedules

         (b). Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    COMMERCIAL FEDERAL CORPORATION
                                    ------------------------------
                                    (Registrant)




Date:    November 15, 1999          /s/ James A. Laphen
         -----------------          --------------------------------------------
                                    James A. Laphen, President and Chief
                                    Operating Officer (Duly Authorized
                                    and Principal Financial Officer)




Date:    November 15, 1999          /s/ Gary L. Matter
         -----------------          --------------------------------------------
                                    Gary L. Matter, Senior Vice President,
                                    Controller and Secretary
                                    (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit 27.   Financial Data Schedules