Form 10-Q
period 1999-12-31
COMMERCIAL FEDERAL CORP
filed 2000-02-14
CIK 744778

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended December 31, 1999
                                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-11515
                       -------

                         COMMERCIAL FEDERAL CORPORATION
                         ------------------------------
            (Exact name of registrant as specified in its charter)

             Nebraska                                        47-0658852
  -------------------------------                   --------------------------
  (State or other jurisdiction of                         (I.R.S Employer
   incorporation or organization)                     Identification Number)

2120 South 72nd Street, Omaha, Nebraska                        68124
---------------------------------------             --------------------------
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

YES   X      NO
    -----       -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Title of Each Class                      Outstanding at February 8, 2000
--------------------------------------          -------------------------------
Common Stock, Par Value $.01 Per Share                 57,620,870 Shares

                         COMMERCIAL FEDERAL CORPORATION
                         ------------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

----------------------------------------------------------------------------------------------------------
Part I.      Financial Information                                                          Page Number
             ---------------------                                                          -----------
             Item 1.      Financial Statements:

                            Consolidated Statement of Financial Condition as of
                              December 31, 1999 and June 30, 1999                                3

                            Consolidated Statement of Operations for the Three
                              and Six Months Ended December 31, 1999 and 1998                   4-5

                            Consolidated Statement of Comprehensive Income for the
                              Three and Six Months Ended December 31, 1999 and 1998              6

                            Consolidated Statement of Cash Flows for the
                               Six Months Ended December 31, 1999 and 1998                      7-8

                            Notes to Consolidated Financial Statements                          9-15

             Item 2.      Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                16-27

             Item 3.      Quantitative and Qualitative Disclosures About Market Risk            27

Part II.     Other Information
             -----------------

             Item 4.      Submission of Matters to a Vote of Security Holders                   28

             Item 5.      Other Information                                                     29

             Item 6.      Exhibits and Reports on Form 8-K                                      29


Signature Page                                                                                  30

Exhibit Index                                                                                   31
----------------------------------------------------------------------------------------------------------

                         COMMERCIAL FEDERAL CORPORATION
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                         PART I. FINANCIAL INFORMATION
                         -----------------------------
                          Item 1. FINANCIAL STATEMENTS
                          ----------------------------

-----------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                             December 31,    June 30,
ASSETS                                                                                                1999           1999
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                   (Unaudited)     (Audited)
Cash (including short-term investments of $19,988 and $39,585)                                   $    220,946   $    353,275
Investment securities available for sale, at fair value                                                72,611         83,811
Mortgage-backed securities available for sale, at fair value                                          388,907        419,707
Loans and leases held for sale, net                                                                   137,607        104,347
Investment securities held to maturity (fair value of $906,637 and $846,805)                          933,526        862,760
Mortgage-backed securities held to maturity (fair value of $910,547 and $849,488)                     926,298        862,838
Loans and leases receivable, net of allowances of $79,486 and $80,344                               9,712,839      9,222,046
Federal Home Loan Bank stock                                                                          233,287        194,129
Interest receivable, net of allowances of $185 and $319                                                70,637         77,513
Real estate, net                                                                                       38,496         31,513
Premises and equipment, net                                                                           183,604        185,302
Prepaid expenses and other assets                                                                     186,478        125,544
Intangible assets, net of accumulated amortization of $58,527 and $49,260                             243,897        252,677
-----------------------------------------------------------------------------------------------------------------------------

      Total Assets                                                                               $ 13,349,133   $ 12,775,462
-----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------

Liabilities:
   Deposits                                                                                      $  7,449,069   $  7,655,415
   Advances from Federal Home Loan Bank                                                             4,523,842      3,632,241
   Securities sold under agreements to repurchase                                                      27,631        128,514
   Other borrowings                                                                                   176,437        225,383
   Interest payable                                                                                    47,945         48,759
   Other liabilities                                                                                  146,033        118,267
-----------------------------------------------------------------------------------------------------------------------------

      Total Liabilities                                                                            12,370,957     11,808,579
-----------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies                                                                              --             --
-----------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued                              --             --
   Common stock, $.01 par value; 120,000,000 shares authorized;
      58,140,870 and 59,593,849 shares issued and outstanding                                             581            596
   Additional paid-in capital                                                                         336,483        364,320
   Retained earnings                                                                                  656,817        611,529
   Accumulated other comprehensive income (loss), net                                                 (15,705)        (9,562)
-----------------------------------------------------------------------------------------------------------------------------

      Total Stockholders' Equity                                                                      978,176        966,883
-----------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                                 $ 13,349,133   $ 12,775,462
-----------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                                   Three Months Ended             Six Months Ended
                                                                                  December 31,                   December 31,
                                                                             ----------------------        ------------------------
                                                                               1999          1998            1999           1998
-----------------------------------------------------------------------------------------------------------------------------------
Interest Income:
   Loans and leases receivable                                               $ 189,906    $ 172,582        $ 372,044     $ 341,052
   Mortgage-backed securities                                                   21,120       18,897           41,541        35,946
   Investment securities                                                        21,318       12,236           42,296        25,578
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest income                                                     232,344      203,715          455,881       402,576
Interest Expense:
   Deposits                                                                     80,944       80,877          160,695       162,584
   Advances from Federal Home Loan Bank                                         59,712       34,909          110,024        69,018
   Securities sold under agreements to repurchase                                1,359        2,915            3,233         7,876
   Other borrowings                                                              3,991        3,599            7,984         7,063
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                    146,006      122,300          281,936       246,541
Net Interest Income                                                             86,338       81,415          173,945       156,035
Provision for Loan and Lease Losses                                             (3,460)      (3,000)          (6,760)       (6,800)
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan and Lease Losses                   82,878       78,415          167,185       149,235
Other Income (Loss):
   Loan servicing fees                                                           6,180        5,849           12,219        11,285
   Retail fees and charges                                                      10,746        9,552           20,734        18,922
   Real estate operations                                                          362         (218)             138          (379)
   Gain on sales of loans                                                          363        1,674              241         3,579
   Gain on sales of securities                                                      --        1,619               --         3,307
   Other operating income                                                       14,591        6,576           20,684        12,277
-----------------------------------------------------------------------------------------------------------------------------------
     Total other income                                                         32,242       25,052           54,016        48,991
Other Expense:
   General and administrative expenses -
   Compensation and benefits                                                    27,368       22,910           55,448        45,927
   Occupancy and equipment                                                       9,775        9,158           19,972        17,501
   Data processing                                                               4,722        2,529            9,045         5,143
   Regulatory insurance and assessments                                          1,457        1,431            2,903         2,879
   Advertising                                                                   3,822        3,574            7,367         7,248
   Other operating expenses                                                     15,062        9,724           28,729        17,616
   Merger expenses                                                                  --           --               --        15,963
   Restructure costs                                                             4,291           --            4,291            --
-----------------------------------------------------------------------------------------------------------------------------------
        Total general and administrative expenses                               66,497       49,326          127,755       112,277
   Amortization of intangible assets                                             4,634        4,213            9,267         7,468
-----------------------------------------------------------------------------------------------------------------------------------
        Total other expense                                                     71,131       53,539          137,022       119,745
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes and Cumulative Effect of Change
   in Accounting Principle                                                      43,989       49,928           84,179        78,481
Provision for Income Taxes                                                      15,230       18,702           29,206        32,132
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of Change in Accounting Principle               28,759       31,226           54,973        46,349
Cumulative Effect of Change in
   Accounting Principle, Net of Tax Benefit                                         --           --           (1,776)           --
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                    $ 28,759     $ 31,226         $ 53,197      $ 46,349
-----------------------------------------------------------------------------------------------------------------------------------

                         COMMERCIAL FEDERAL CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                                 Three Months Ended               Six Months Ended
                                                                                December 31,                    December 31,
                                                                          ----------------------------    -------------------------
                                                                               1999           1998           1999          1998
-----------------------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares
     Outstanding Used in Basic Earnings Per Share Calculation               58,737,243     59,469,858      59,117,287   59,037,869
Add Assumed Exercise of Outstanding Stock Options
     as Adjustments for Dilutive Securities                                    237,893        588,102         300,718      715,063
-----------------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Common Shares
     Outstanding Used in Diluted Earnings Per Share Calculation             58,975,136     60,057,960      59,418,005   59,752,932
-----------------------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Common Share:
      Income before cumulative effect of change in accounting principle    $       .49    $       .53    $        .93  $       .79
      Cumulative effect of change in accounting principle                           --             --            (.03)          --
                                                                           -----------    -----------    ------------  -----------
      Net income                                                           $       .49    $       .53    $        .90  $       .79
                                                                           ===========    ===========    ============  ===========
-----------------------------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Common Share:
     Income before cumulative effect of change in accounting principle     $       .49    $       .52    $        .93  $       .78
     Cumulative effect of change in accounting principle                            --             --            (.03)           --
                                                                           -----------    -----------    ------------  -----------
     Net income                                                            $       .49    $       .52    $        .90  $       .78
                                                                           ===========    ===========    ============  ===========
-----------------------------------------------------------------------------------------------------------------------------------
Dividends Declared Per Common Share                                        $       .07    $      .065    $       .135  $      .120
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                  (Unaudited)

--------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                           Three Months Ended        Six Months Ended
                                                                                    December 31,             December 31,
                                                                              ------------------------  ------------------------
                                                                                  1999        1998          1999         1998
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                       $28,759    $ 31,226       $53,197      $46,349

Other Comprehensive Income (Loss):
    Unrealized holding gains (losses) on securities available for sale            (1,434)       (848)       (9,450)       4,127
    Less net gain on securities included in net income                                --      (1,619)           --       (3,307)
--------------------------------------------------------------------------------------------------------------------------------

Other Comprehensive Income (Loss) Before Income Taxes                             (1,434)     (2,467)       (9,450)         820
Income Tax Provision (Benefit)                                                      (502)       (863)       (3,307)         287
--------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                                   (932)     (1,604)       (6,143)         533
--------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income                                                             $27,827    $ 29,622       $47,054      $46,882
--------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                               Six Months Ended
                                                                                                       December 31,
                                                                                         --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                          1999                     1998
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                   $ 53,197                 $ 46,349
Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
       Amortization of intangible assets                                                        9,267                    7,468
       Provision for losses on loans and leases and real estate                                 6,786                    7,465
       Depreciation and amortization                                                           10,395                    8,013
       Amortization of deferred discounts and fees, net                                        (1,439)                   1,137
       Amortization of mortgage servicing rights                                                5,103                    5,970
       Amortization of deferred compensation on restricted
            stock and deferred compensation plans and premiums on other borrowings                469                    1,091
       Gain on sales of real estate and loans, net                                               (907)                  (4,268)
       Gain on sales of  securities                                                                --                   (3,307)
       Stock dividends from Federal Home Loan Bank                                             (7,379)                  (4,727)
       Proceeds from sales of loans                                                           341,823                1,014,892
       Origination of loans held for sale                                                     (46,176)                (332,954)
       Purchases of loans  held for resale                                                   (205,105)                (772,233)
       Decrease in interest receivable                                                          6,876                      652
       Increase (decrease) in interest payable and other liabilities                           26,763                   (4,919)
       Other items, net                                                                      (101,292)                 (25,270)
                                                                                           ----------               -----------
           Total adjustments                                                                   45,184                 (100,990)
                                                                                           ----------               -----------
                Net cash provided (used) by operating activities                               98,381                  (54,641)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
-------------------------------------------------------------------------------------------------------------------------------
      Purchases of loans                                                                     (850,506)                (764,481)
      Repayment of loans, net of originations                                                 210,519                  517,291
      Principal repayments of mortgage-backed securities available for sale                    23,194                   45,576
      Purchases of mortgage-backed securities available for sale                                   --                 (397,502)
      Proceeds from sales of mortgage-backed securities available for sale                         --                  202,582
      Principal repayments of mortgage-backed securities held to maturity                     117,523                  153,938
      Purchases of mortgage-backed securities held to maturity                               (158,154)                (187,406)
      Maturities and repayments of investment securities available for sale                     7,884                  119,869
      Proceeds from sales of investment securities available for sale                              --                   26,845
      Maturities and repayments of investment securities held to maturity                      27,019                  201,419
      Purchases of investment securities held to maturity                                     (97,715)                (296,693)
      Purchases of mortgage loan servicing rights                                              (3,768)                 (11,293)
      Purchases of Federal Home Loan Bank stock                                               (33,916)                 (25,833)
      Proceeds from sale of Federal Home Loan Bank stock                                        2,137                   11,325
      Proceeds from sales of real estate                                                        8,756                    8,403
      Payments to acquire real estate                                                            (177)                    (256)
      Acquisitions, net of cash paid                                                               --                  (11,067)
      Purchases of premises and equipment, net                                                 (8,697)                 (22,287)
      Other items, net                                                                          3,630                   (3,133)
                                                                                           ----------               -----------
                 Net cash used by investing activities                                       (752,271)                (432,703)
-------------------------------------------------------------------------------------------------------------------------------

                        COMMERCIAL FEDERAL CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                                  Six Months Ended
                                                                                                           December, 31
                                                                                                  ---------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                                              1999                    1998
-----------------------------------------------------------------------------------------------------------------------------------
Decrease in deposits                                                                            $ (206,346)              $ (92,793)
Proceeds from Federal Home Loan Bank advances                                                    1,553,100               1,250,000
Repayments of Federal Home Loan Bank advances                                                     (661,175)               (632,525)
Proceeds from securities sold under agreements to repurchase                                         2,678                  25,000
Repayments of securities sold under agreements to repurchase                                      (103,561)               (200,000)
Proceeds from other borrowings                                                                   50,000                  85,000
Repayments of other borrowings                                                                     (76,950)                (18,464)
Payments of cash dividends on common stock                                                          (7,723)                 (9,580)
Repurchases of common stock                                                                        (30,036)                     --
Issuance of common stock                                                                             1,571                  40,176
Other items, net                                                                                         3                  (1,922)
                                                                                              -------------             -----------
             Net cash provided by financing activities                                             521,561                 444,892
-----------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
-----------------------------------------------------------------------------------------------------------------------------------
Decrease in net cash position                                                                     (132,329)                (42,452)
Balance, beginning of year                                                                         353,275                 217,012
                                                                                              -------------             -----------
Balance, end of period                                                                          $  220,946               $ 174,560
-----------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
-----------------------------------------------------------------------------------------------------------------------------------
Cash paid during the period for:
   Interest expense                                                                             $  282,827               $ 249,281
   Income taxes, net                                                                                 2,689                  24,622
Non-cash investing and financing activities:
   Loans exchanged for mortgage-backed securities                                                   35,804                  15,510
   Loans transferred to real estate                                                                 15,967                   8,013
   Loans to facilitate the sale of real estate                                                          --                     128
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              AS OF AND FOR THE SIX MONTHS ENDED DECEMBER 31, 1999
                                  (Unaudited)

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

The accompanying interim consolidated financial statements have not been audited by independent auditors. In the opinion of management, all adjustments (consisting only of normal recurring adjustments and the restructure costs recorded in the second quarter of fiscal year 2000 and the cumulative effect of a change in accounting principle) considered necessary to fairly present the financial statements have been included. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's June 30, 1999, Annual Report to Stockholders. The results of operations for the three and six month periods ended December 31, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year 2000. Certain amounts in the prior fiscal year period have been reclassified for comparative purposes.

B.   RESTRUCTURE COSTS:
     -----------------

Effective November 5, 1999, the Corporation announced a restructuring plan pursuant to the integration process of the Corporation's most recent seven acquisitions and new data processing system to support community-banking operations. This restructuring is aimed at decreasing expenses, increasing sustainable growth in revenues, and increasing productivity through the elimination of duplicate or inefficient functions. Major aspects of the plan include (i) 21 branches to be sold (15) and closed (6), (ii) the elimination of 121 positions and the consolidation of the correspondent loan servicing operations, (iii) the reorganization of community banking operations as a separate division with realigned responsibilities and (iv) changes in data processing for customer transactions. This restructuring plan was approved by the Corporation's Board of Directors effective December 27, 1999.

Implementation of this plan resulted in restructuring costs totaling $4,291,000 ($3,124,000 after-tax or $.05 per diluted share) recorded in the three months ended December 31, 1999. All aspects of this plan are expected to be completed by early Summer 2000.

The restructuring plan consolidates operations and organizes the branches by market size into urban, non-urban and in-store categories. This alignment by market size allows the Bank to better meet the various customer service and business needs within its franchise. Retail and corporate lending, as well as certain sales development and training functions, have also moved under the responsibility of Community Banking. In order to streamline the branch franchise, there will be six branches closed and 15 branches sold. The branches are located in Iowa (15), Kansas (5) and Missouri (1). The branches to be closed have deposits that management will try to move to other nearby branch locations. The branches to be sold are located in Iowa (11) and Kansas (4). The branch closings are expected to be completed by March 31, 2000 and the branch sales completed by June 30, 2000. Direct and incremental costs associated with this part of the restructure are estimated at $2,377,000.

     ------------------------------

The restructuring plan eliminates 121 positions with personnel costs consisting of severance, benefits and related professional services totaling $1,914,000. This plan also includes the consolidation of the correspondent loan servicing functions to Omaha, Nebraska from Wichita, Kansas and Denver, Colorado. The expected completion of this phase is June 30, 2000.

The data processing component of the restructure plan calls for the processing of customer transactions from batch processing to on-line real time item processing. This change will eliminate duplicate handling of transactions and will create back office efficiencies. It is management's goal to process approximately 75% of the Bank's customer transactions on an on-line basis. No restructure costs were recorded from this change in data processing operations.

The following provides details of the restructuring related liabilities at December 31, 1999:

--------------------------------------------------------------------------------
                                            Personnel       Bank
                                            Expenses     Operations     Total
--------------------------------------------------------------------------------
Balances, September 30, 1999                $     --     $     --     $     --
Restructuring costs                            1,914        2,377        4,291
Cash payments and utilization                 (1,172)      (1,109)      (2,281)
--------------------------------------------------------------------------------
Balances, December 31, 1999                 $    742     $  1,268        2,010
--------------------------------------------------------------------------------

C.   SETTLEMENT AGREEMENT:
     --------------------

On October 29, 1999, the Corporation entered into an agreement (the Settlement Agreement) with Franklin Mutual Advisers, LLC (Franklin) to settle all pending litigation and the proxy contest relating to the election of directors at the Corporation's 1999 Annual Meeting of Stockholders held on November 16, 1999 (the Annual Meeting).

The Settlement Agreement provided that Franklin would immediately cease its solicitation of proxies in connection with the Annual Meeting and not vote any proxies it solicited at the Annual Meeting. Franklin also agreed to vote its shares in favor of the Corporation's reconfigured slate of directors. The Corporation agreed to include George R. Zoffinger and Joseph J. Whiteside in place of two of its previously announced nominees and they, together with Robert
F. Krohn and Michael P. Glinsky, constituted all of the nominees for the four seats up for election at the Annual Meeting. Two other individuals who had been named in the Corporation's Proxy Statement did not stand for reelection at the Annual Meeting.

All pending litigation between the parties was dismissed with prejudice. The Settlement Agreement also provided for mutual releases by all parties to the litigation of all claims relating to the proxy solicitation, the Annual Meeting and all related matters. The parties agreed that the Corporation's By-law amendment adopted September 28, 1999, which provides that no person who is a controlling person or management official of a federally insured depository organization (other than affiliates of the Corporation) that operates branches in any market in which the Corporation operates branches shall be eligible to be nominated for service, or to serve, as a director of the Corporation, shall remain in effect.

Each party agreed to bear its own expenses resulting from the proxy contest and the related litigation. Through December 31, 1999 the Corporation expensed $456,000 relating to these issues. The Corporation also represented in the Settlement Agreement that it had no present intention to increase the size of the Board of Directors to more than 10 members.

D.   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
     ---------------------------------------------------

Effective July 1, 1999, the Corporation adopted the provisions of Statement of Position 98-5 "Reporting the Costs of Start-Up Activities" (SOP 98-5), which requires that costs of start-up activities and organizational costs be expensed as incurred. Prior to the adoption of this statement, these costs were capitalized and amortized over periods ranging from five to 25 years. The effect of adopting the provisions of SOP 98-5 was to record a charge of $1,776,000, net of an income tax benefit of $978,000, or $.03 per diluted share, as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations. These costs consist of organizational costs primarily associated with the creation of a real estate investment trust subsidiary and start-up costs of the proof of deposit department for processing customer transactions following the complete conversion of the Corporation's deposit system.

E.   COMMON STOCK REPURCHASE:
     -----------------------

On April 28, 1999, the Corporation's Board of Directors authorized the repurchase of up to five percent, or approximately 3,000,000 shares, of the Corporation's outstanding common stock to be completed over the next 18 months. This repurchase was completed in full on December 29, 1999. Effective December 27, 1999, the Corporation's Board of Directors authorized a second repurchase of up to 3,000,000 shares of the Corporation's outstanding stock also over the next 18 months. Repurchases can be made at any time and in any amount, depending upon market conditions and various other factors. However, the amounts to be expended for this second repurchase will not exceed 50.0% of the Corporation's cumulative reported net income beginning October 1, 1999. Any repurchase generally will be on the open-market, although privately negotiated transactions are also possible. In compliance with Nebraska law, all repurchased shares will be cancelled.

During the three months ended December 31, 1999, the Corporation purchased and cancelled 975,900 shares of its common stock at a cost of $18,111,000. For the six months ended December 31, 1999, there were 1,514,100 shares purchased and canceled at a cost of approximately $30,036,000. Since the first repurchase was announced, the Corporation purchased and cancelled a total of 3,014,100 shares through December 31, 1999, at a cost of approximately $66,254,000.

F.   COMMITMENTS AND CONTINGENCIES:
     -----------------------------

At December 31, 1999, the Corporation issued commitments, excluding undisbursed portions of loans in process, of approximately $645,186,000 as follows:
$236,285,000 to originate loans, $65,793,000 to purchase loans and $343,108,000 to provide unused lines of credit for commercial and consumer use. Loan commitments, which are funded subject to certain limitations, extend over various periods of time. Generally, unused loan commitments are canceled upon expiration of the commitment term as outlined in each individual contract. These outstanding loan commitments to extend credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn upon. In addition, at December 31, 1999, the Corporation had issued commitments to sell residential mortgage loans totaling $192,231,000. Loans sold subject to recourse provisions totaled approximately $12,088,000 which represents the total potential credit risk associated with these particular loans. Such credit risk would, however, be offset by the value of the single-family residential properties that collateralize these loans.

The Corporation is subject to a number of lawsuits and claims for various amounts which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Corporation's financial position or results of operations. See Note C regarding the settlement agreement with Franklin Mutual Advisers, LLC on October 29, 1999.

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

G.   REGULATORY CAPITAL:
     ------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following tables of tangible, core and total risk-based capital. Prompt corrective action provisions pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for prompt corrective action provisions under FDICIA, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risk-based capital ratios as set forth in the following table. At December 31, 1999, and June 30, 1999, the Bank exceeded the minimum requirements for the well-capitalized category.

The following presents the Bank's regulatory capital levels and ratios relative to its minimum capital requirements:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      As of December 31, 1999
                                                                     --------------------------------------------------------------
                                                                          Actual Capital                       Required Capital
                                                                     ------------------------              ------------------------
                                                                        Amount        Ratio                    Amount       Ratio
-----------------------------------------------------------------------------------------------------------------------------------
OTS capital adequacy:
          Tangible capital                                            $ 903,050         6.87%               $ 197,149         1.50%
          Core capital                                                  912,551         6.94                  394,583         3.00
          Risk-based capital                                            979,661        13.38                  585,850         8.00
FDICIA regulations to be
     classified well-capitalized:
          Tier 1 leverage capital                                       912,551         6.94                  657,639         5.00
          Tier 1 risk-based capital                                     912,551        12.46                  439,388         6.00
          Total risk-based capital                                      979,661        13.38                  732,313        10.00
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        As of June 30, 1999
                                                                     --------------------------------------------------------------
                                                                          Actual Capital                       Required Capital
                                                                     ------------------------              ------------------------
                                                                        Amount        Ratio                    Amount       Ratio
-----------------------------------------------------------------------------------------------------------------------------------
OTS capital adequacy:
          Tangible capital                                       $      880,400         6.97%               $ 189,412         1.50%
          Core capital                                                  890,967         7.05                  379,142         3.00
          Risk-based capital                                            957,676        13.70                  559,279         8.00
FDICIA regulations to be
     classified well-capitalized:
          Tier 1 leverage capital                                       890,967         7.05                  631,903         5.00
          Tier 1 risk-based capital                                     890,967        12.74                  419,459         6.00
          Total risk-based capital                                      957,676        13.70                  699,099        10.00
-----------------------------------------------------------------------------------------------------------------------------------

As of December 31, 1999, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank's classification.

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

The Mortgage Banking segment involves the origination and purchase of residential mortgage loans, the sale of such mortgage loans in the secondary mortgage market, the servicing of mortgage loans and the purchase and origination of rights to service mortgage loans. Mortgage Banking operations are conducted through the Bank's branches, offices of a mortgage banking subsidiary and a nationwide correspondent network of mortgage loan originators. The Bank allocates expenses to the Mortgage Banking operation on terms that are not necessarily indicative of those which would be negotiated between unrelated parties. The Mortgage Banking segment also originates and sells loans to the Bank. Effective July 1, 1999, substantially all loans sold to the Bank from the Mortgage Banking operation are at net book value, resulting in no gains or losses. Previously, these sales were primarily at par such that the Mortgage Banking operation recorded losses equal to the origination expenses it incurred net of fees collected. All of these losses are deferred by the Bank and amortized over the estimated life of the loans the Bank purchased.

The Parent Company includes interest income earned on intercompany cash balances and intercompany transactions, interest expense on Parent Company debt and operating expenses for general corporate purposes.

The contributions of the major business segments to the consolidated results for the three and six months ended December 31, 1999 and 1998 are summarized in the following table:

-----------------------------------------------------------------------------------------------------------------------------------
                                             Community         Mortgage            Parent          Eliminations/       Consolidated
                                              Banking           Banking           Company           Adjustments            Total
-----------------------------------------------------------------------------------------------------------------------------------

Three Months Ended December 31, 1999:
Net interest income (loss)                    $ 77,298           $ 6,737          $ (3,645)          $   5,948            $ 86,338
Provision for loan and
    lease losses                                 3,312               148                --                  --               3,460
Non-interest income                             34,361            12,321            31,646             (46,086)             32,242
Total other expense                             64,140             6,270               692                  29              71,131
Net income                                      31,446             8,721            28,759             (40,167)             28,759

Total revenue                                  256,089            19,063            31,646             (42,212)            264,586
Intersegment revenue (loss)                     14,656              (380)           31,560             (45,836)                 --
-----------------------------------------------------------------------------------------------------------------------------------

Three Months Ended December 31, 1998:
Net interest income (loss)                    $ 74,782           $ 4,620          $ (3,506)          $   5,519            $ 81,415
Provision for loan and
    lease losses                                 2,895               105                --                  --               3,000
Non-interest income                             26,867            17,481            34,023             (53,319)             25,052
Total other expense                             48,409            10,697               352              (5,919)             53,539
Net income                                      34,441             7,440            31,226             (41,881)             31,226

Total revenue                                  222,539            22,181            33,917             (49,870)            228,767
Intersegment revenue (loss)                      8,780             3,572            33,552             (45,904)                 --
-----------------------------------------------------------------------------------------------------------------------------------

     --------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                             Community         Mortgage            Parent          Eliminations/       Consolidated
                                              Banking           Banking           Company           Adjustments            Total
-----------------------------------------------------------------------------------------------------------------------------------

Six Months Ended December 31, 1999:
Net interest income (loss)                  $ 158,036            $ 11,458         $ (7,130)           $ 11,581           $ 173,945
Provision for loan and
    lease losses                                6,035                 725               --                  --               6,760
Non-interest income                            57,925              23,909           58,556             (86,374)             54,016
Total other expense                           122,764              13,281              980                  (3)            137,022
Net income                                     60,033              14,757           53,197             (74,790)             53,197

Total revenue                                 494,818              35,377           58,556             (78,854)            509,897
Intersegment revenue (loss)                    26,644                (851)          58,487             (84,280)                 --
-----------------------------------------------------------------------------------------------------------------------------------

Six Months Ended December 31, 1998:
Net interest income (loss)                  $ 142,861             $ 9,447         $ (6,450)           $ 10,177           $ 156,035
Provision for loan and
    lease losses                                6,590                 210               --                  --               6,800
Non-interest income                            52,135              28,801           59,128             (91,073)             48,991
Total other expense                           101,573              16,261            8,263              (6,352)            119,745
Net income                                     60,197              14,347           46,349             (74,544)             46,349

Total revenue                                 439,064              38,366           59,237             (85,100)            451,567
Intersegment revenue (loss)                    16,489               7,245           58,600             (82,334)                 --
-----------------------------------------------------------------------------------------------------------------------------------


I.   CURRENT ACCOUNTING PRONOUNCEMENTS:
     ----------------------------------

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

    ----------------------------------------------

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

SFAS No. 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, on July 7, 1999, the FASB issued Statement of Financial Accounting Standards No. 137 entitled "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS No. 137). This statement delays the effective date of SFAS No. 133 for one year, or for all fiscal quarters of fiscal years beginning after June 15, 2000, with initial application as of the beginning of any fiscal quarter that begins after issuance. On that initial application date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Management of the Corporation has not determined the effect, if any, that the adoption will have on the Corporation's financial position, liquidity or results of operations. Management of the Corporation will adopt the provisions of SFAS No. 133 as of July 1, 2000.

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

                Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

The statements in this management's discussion and analysis of financial condition and results of operations that are not historical fact are forward-looking statements that involve inherent risks and uncertainties. The Corporation cautions readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include fluctuations in interest rates, inflation, government regulations, the effect of pending legislation, the progress of integrating acquisitions, economic conditions, adequacy of allowance for credit losses, costs associated with the restructuring, technology changes and competition in the geographic and business areas in which the Corporation conducts its operations. These statements are based on management's current expectations. Actual results in future periods may differ materially from those currently expected because of various risks and uncertainties.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

The Corporation's principal asset is its investment in the capital stock of the Bank, and because it does not generate any significant revenues independent of the Bank, the Corporation's liquidity is dependent on the extent to which it receives dividends from the Bank. The Bank's ability to pay dividends to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Pursuant to the capital distribution regulations of the Office of Thrift Supervision (OTS), the Bank is permitted to pay capital distributions during a calendar year up to 100.0% of its retained net income (net income determined in accordance with generally accepted accounting principles less total capital distributions declared) for the current calendar year combined with the Bank's retained net income for the preceding two calendar years without requiring an application for approval to be filed with the OTS. At December 31, 1999, the Bank would be permitted to pay an aggregate amount approximating $127.3 million in dividends under this regulation. Should the Bank's regulatory capital fall below certain levels, applicable law would require approval by the OTS of such proposed dividends and, in some cases, would prohibit the payment of dividends.

The Corporation manages its liquidity at both the parent company and subsidiary levels. At December 31, 1999, the cash of Commercial Federal Corporation (the parent company) totaled $14.6 million. Due to the parent company's limited independent operations, management believes that its cash balance at December 31, 1999 is sufficient to meet operational needs excluding funds necessary for interest and principal payments and the repurchase of common stock. The parent company's ability to make future interest and principal payments on its $50.0 million of 7.95% fixed-rate subordinated extendible notes due December 1, 2006 (the Notes), on its $46.4 million of 9.375% fixed-rate junior subordinated debentures due May 15, 2027 (the Debentures) and on its promissory notes is dependent upon its receipt of dividends from the Bank. Accordingly, for the three and six months ended December 31, 1999, the parent company received cash dividends totaling $22.2 million and $44.664 million from the Bank. The dividends received were paid primarily to cover (i) interest payments totaling $9.425 million on the parent company's debt, (ii) principal payments of $5.438 million on the parent company's variable rate term note, (iii) common stock cash dividends totaling $7.6 million paid by the parent company to its shareholders through December 31, 1999, and (iv) the financing, in part, of common stock repurchases totaling $22.201 million. The Bank will continue to pay dividends to the parent company, subject to regulatory restrictions, to cover future principal and interest payments on the parent company's debt and quarterly cash dividends on common stock when and as declared by the parent company. Dividends totaling $26.246 million were paid by the Bank to the parent company during the six months ended December 31, 1998. The parent company also receives cash from the exercise of stock options and the sale of common stock under its employee benefit plans, as well as from the Bank for income tax benefits from operating losses of the parent company as provided in the corporate tax sharing agreement.

On April 28, 1999, the Corporation's Board of Directors authorized the repurchase up to five percent, or approximately 3,000,000 shares, of its outstanding common stock during the next 18 months. This repurchase was completed in full on December 29, 1999. Effective December 27, 1999, the Corporation's Board of Directors authorized a second repurchase of up to 3,000,000 shares of the Corporation's outstanding also over the next 18 months. The amounts to be expended for this second repurchase will not exceed 50.0% of the Corporation's cumulative reported net income beginning October 1, 1999. During the three and six months ended December 31, 1999, the Corporation purchased and cancelled 975,900 and 1,514,100 shares, respectively, of its common stock at a cost of $18.1 million and $30.0 million, respectively. From April 1999 through December 31, 1999, a total of 3,014,100 shares have been repurchased and cancelled at a cost of approximately $66.3 million.

The Corporation's primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the Federal Home Loan Bank (FHLB) and (iv) cash generated from operations. As reflected in the Consolidated Statement of Cash Flows, net cash flows provided by operating activities totaled $98.4 million for the six months ended December 31,1999, compared to net cash flows used by operating activities totaled $54.6 million for the six months ended December 31, 1998. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans.

--------------------------------------------

Net cash flows used by investing activities totaled $752.3 million and $432.7 million, respectively, for the six months ended December 31, 1999 and 1998. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities and (ii) the purchase and origination of loans, mortgage-backed and investment securities.

Net cash flows provided by financing activities totaled $521.6 million and $444.9 million, respectively, for the six months ended December 31, 1999 and 1998. Advances from the FHLB and retail deposits have been the primary sources to balance the Corporation's funding needs during each of the periods presented. The Corporation experienced net decreases in retail deposits of $206.3 million and $92.8 million, respectively, for the six months ended December 31, 1999 and 1998, primarily due to depositors leaving for higher interest rates.
However, during the three months ended December 31, 1999, deposits increased by $96.2 million from September 30, 1999, due to management pricing deposits more competitively. During the six months ended December 31, 1999, the Corporation continued to borrow long-term FHLB advances that are callable at the option of the FHLB. Such advances provide the Corporation with lower interest-bearing liabilities than other funding alternatives and at December 31, 1999 totaled $2.7 billion. The one-year notes for $40.0 million from the AmerUs Bank (AmerUs) acquisition on July 31, 1998 were paid in full on July 30, 1999. The $32.5 million term note due July 31, 2003 was refinanced on July 1, 1999. The proceeds to pay the $40.0 million AmerUs note in full and the refinancing came from a term note for $72.5 million due June 30, 2004, unsecured, with quarterly principal payments of $1.8 million and interest payable quarterly at 100 basis points below the lender's national base rate. At December 31, 1999, this term note had a remaining principal balance of $68.9 million. In addition, on August 30, 1999, the Corporation borrowed $10.0 million from the same lender on a revolving line of credit. This revolving credit note has a balance of $10.0 million as of December 31, 1999 and is unsecured with interest terms the same as the term note. The proceeds were used to help finance the Corporation's repurchase of its common stock. During the three and six months ended December 31, 1999, the Corporation repurchased shares at a cost of $18.1 million and $30.0 million, respectively. See Note E for additional information regarding the repurchase of common stock.

At December 31, 1999, the Corporation issued commitments totaling approximately $645.2 million to fund and purchase loans as follows: $167.2 million of single-family adjustable-rate mortgage loans, $50.2 million of single-family fixed-rate mortgage loans, $145.5 million of commercial real estate, multi-family and nonmortgage loans and $282.3 million of unused lines of credit for commercial and consumer use. These outstanding loan commitments to extend credit in order to originate loans or fund commercial and consumer loans lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described. In addition, at December 31, 1999, the Corporation had approximately $192.2 million in mandatory forward delivery commitments to sell residential mortgage loans.

The maintenance of an appropriate level of liquid resources to meet not only regulatory requirements but also to provide funding necessary to meet the Corporation's current business activities and obligations is an integral element in the management of the Corporation's assets. The Bank is required by federal regulation to maintain a minimum average daily balance of liquid assets in each calendar quarter of not less than 4.0% of net withdrawable deposits plus short-term borrowings or 4.0% of the average daily balance of net withdrawable accounts plus short-term borrowings during the preceding quarter. The Bank's liquidity ratio was 9.41% at December 31, 1999. Liquidity levels will vary depending upon savings flows, future loan fundings, cash operating needs, collateral requirements and general prevailing economic conditions. The Bank does not foresee any difficulty in meeting its liquidity requirements.

FINANCIAL LEGISLATION:
----------------------

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (GLB Act) which, effective March 11, 2000, authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. National bank subsidiaries will be permitted to engage in similar financial activities but only on an agency basis unless they are one of the 50 largest banks in the United States. National bank subsidiaries will be prohibited from insurance underwriting, real estate development and merchant banking. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. The GLB Act, however, prohibits future affiliations between existing unitary savings and loan holding companies, like the Corporation, and firms which are engaged in commercial activities and prohibits the formation of new unitary holding companies.

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

RESULTS OF OPERATIONS:
----------------------

Net income for the three months ended December 31, 1999, was $28.8 million, or $.49 per basic and diluted share, compared to net income of $31.2 million, or $.52 per diluted share ($.53 per basic share) for the three months ended December 31, 1998. The net decrease in net income for the quarter ended December 31, 1999, compared to the quarter ended December 31, 1998, is primarily due to net increases of $17.2 million in general and administrative expenses and $421,000 in amortization of intangible assets partially offset by a net increase of $4.5 million in net interest income after provision for loan and lease losses, an increase of $7.2 million in other income and a decrease of $3.5 million in the provision for income taxes.

Net income for the six months ended December 31, 1999, was $53.2 million, or $.90 per basic and diluted share compared to net income of $46.3 million, or $.78 per diluted share ($.79 per basic share) for the six months ended December 31, 1998. Such net increase comparing periods is due to net increases of $18.0 million in net interest income after provision for loan and lease losses and $5.0 million in other income and a decrease of $2.9 million in the provision for income taxes. Partially offsetting these increases to net income were increases in general and administrative expenses totaling $15.5 million and $1.8 million in amortization of intangible assets and the cumulative effect of a change in accounting principle totaling $1.7 million.

----------------------------------

Net Interest Income:
--------------------

Net interest income was $86.3 million for the three months ended December 31, 1999, compared to $81.4 million for the three months ended December 31, 1998, resulting in an increase of approximately $4.9 million, or 6.0%. Net interest income was $173.9 million for the six months ended December 31, 1999, compared to $156.0 million for the six months ended December 31, 1998, resulting in an increase of approximately $17.9 million, or 11.5%. The interest rate spread was 2.63% at December 31, 1999 compared to 2.94% at December 31, 1998, a decrease of 31 basis points. During the three months ended December 31, 1999 and 1998, interest rate spreads were 2.75% and 2.93%, respectively, a decrease of 18 basis points; and the yield on interest-earning assets was 2.79% and 3.06%, down 27 basis points over the same respective periods of time. The interest rate spreads were flat at 2.82% during the six months ended December 31, 1999, compared to 1998, while the yield on interest-earning assets decreased 12 basis points from 2.98% to 2.86%. The average balances of interest-earning assets increased $1.728 billion and $1.682 billion, respectively, for the three and six months ended December 31, 1999 compared to the same periods ended December 31, 1998, while the average balances of interest-bearing liabilities increased $1.833 billion and $1.851 billion, respectively. The increases in these average balances are due to the acquisitions of AmerUs on July 31, 1998 and Midland First Financial Corporation (Midland) on March 1, 1999 both of which were accounted for as purchases with their account balances reflected as of the respective acquisition dates. Net interest income increased for the three and six months ended December 31, 1999 compared to 1998 due to the volume increases in these average balances partially offset by the decrease in interest rate spreads. The future trend in interest rate spreads and net interest income will be dependent upon such factors as the composition and balances of the Corporation's interest-earning assets and interest-bearing liabilities, the interest rate risk exposure of the Corporation and the maturity and repricing activity of interest-sensitive assets and liabilities, as influenced by changes in and levels of both short-term and long-term market interest rates.

The following table presents certain information concerning yields earned on interest-earning assets and rates paid on interest-bearing liabilities during and at the end of each of the periods presented:

-----------------------------------------------------------------------------------------------------------------------------------
                                                    For the Three                  For the Six
                                                    Months Ended                   Months Ended                         At
                                                    December 31,                   December 31,                    December 31,
                                               ----------------------          --------------------           ---------------------
                                                 1999          1998             1999          1998              1999         1998
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average yield on:
   Loans and leases                               7.72%         7.95%            7.72%         7.97%             7.56%        7.86%
   Mortgage-backed securities                     6.38          6.30             6.31          6.23              6.39         6.30
   Investments                                    6.86          6.33             6.82          6.45              6.71         6.46
-----------------------------------------------------------------------------------------------------------------------------------
      Interest-earning assets                     7.50          7.64             7.48          7.66              7.50         7.57
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average rate paid on:
   Savings deposits                               3.02          2.70             2.99          2.85              3.13         2.62
   Other time deposits                            5.29          5.46             5.19          5.52              5.34         5.43
   Advances from FHLB                             5.30          5.34             5.19          5.54              5.47         5.08
   Securities sold under agreements
      to repurchase                               5.58          5.83             5.66          5.90              4.97         5.86
   Other borrowings                               7.86          7.79             7.63          8.29              8.24         8.02
-----------------------------------------------------------------------------------------------------------------------------------
      Interest-bearing liabilities                4.75          4.71             4.66          4.84              4.87         4.63
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                              2.75%         2.93%            2.82%         2.82%             2.63%        2.94%
-----------------------------------------------------------------------------------------------------------------------------------
Net annualized yield on
   interest-earning assets                        2.79%         3.06%            2.86%         2.98%             2.74%        3.07%
-----------------------------------------------------------------------------------------------------------------------------------

--------------------------------

The table below presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, and average yields and rates during the three and six months ended December 31, 1999. The following table includes nonaccruing loans averaging $72.0 million and $74.4 million, respectively, for the three and six months ended December 31, 1999, as interest-earning assets at a yield of zero percent:

-----------------------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                              Six Months Ended
                                                       December 31, 1999                              December 31, 1999
                                       ---------------------------------------------  ---------------------------------------------
                                                                          Annualized                                     Annualized
                                             Average                        Yield/          Average                        Yield/
                                             Balance         Interest        Rate           Balance         Interest        Rate
-----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans and leases                      $  9,819,468    $    189,906          7.72%    $  9,626,839    $    372,044          7.72%
   Mortgage-backed securities               1,312,781          21,120          6.38        1,305,337          41,541          6.31
   Investments                              1,243,664          21,318          6.86        1,239,941          42,296          6.82
-----------------------------------------------------------------------------------------------------------------------------------
      Interest-earning assets              12,375,913         232,344          7.50       12,172,117         455,881          7.48
-----------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings deposits                         3,106,287          23,426          3.02        3,117,274          46,637          2.99
   Other time deposits                      4,314,684          57,518          5.29        4,362,523         114,058          5.19
   Advances from FHLB                       4,412,039          59,712          5.30        4,146,465         110,024          5.19
   Securities sold under
      agreements to repurchase                 95,329           1,359          5.58          111,813           3,233          5.66
   Other borrowings                           203,136           3,991          7.86          209,356           7,984          7.63
-----------------------------------------------------------------------------------------------------------------------------------
      Interest-bearing liabilities         12,131,475         146,006          4.75       11,947,431         281,936          4.66
-----------------------------------------------------------------------------------------------------------------------------------

Net earnings balance                     $    244,438                                   $    224,686
                                         ============                                   ============

Net interest income                                      $     86,338                                   $    173,945
                                                         ============                                   ============

Interest rate spread                                                           2.75%                                          2.82%
-----------------------------------------------------------------------------------------------------------------------------------

Net annualized yield on
   interest-earnings assets                                                    2.79%                                          2.86%
-----------------------------------------------------------------------------------------------------------------------------------

The net earnings balance (the difference between average interest-bearing liabilities and average interest-earning assets) decreased by $104.7 million and $168.3 million for the three and six months ended December 31, 1999, compared to the three and six months ended December 31, 1998. Such decreases are primarily due to the acquisition of Midland that was financed entirely by existing cash totaling $83.0 million, the repurchases of the Corporation's common stock totaling $66.3 million and, in part, to the acquisition of AmerUs requiring the outlay of cash totaling $53.2 million.

--------------------------------

The table below presents the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities, respectively, and the amount of change in each attributable to: (i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The net change attributable to change in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. The following table demonstrates the effect of the increased volume of interest-earning assets and interest-bearing liabilities, the changes in interest rates and the effect on the interest rate spreads previously discussed:

---------------------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended                         Six Months Ended
                                                        December 31, 1999 Compared                December 31, 1999 Compared
                                                           to December 31, 1998                      to December 31, 1998
                                                     ----------------------------------       -----------------------------------
                                                         Increase (Decrease) Due to               Increase (Decrease) Due to
---------------------------------------------------------------------------------------------------------------------------------
                                                       Volume       Rate        Net              Volume      Rate        Net
---------------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans and leases                                    $ 20,905    $ (3,581)  $ 17,324           $ 41,216  $ (10,224)   $ 30,992
   Mortgage-backed securities                             1,932         291      2,223              5,075        520       5,595
   Investments                                            7,980       1,102      9,082             15,180      1,538      16,718
---------------------------------------------------------------------------------------------------------------------------------
      Interest income                                    30,817      (2,188)    28,629             61,471     (8,166)     53,305
---------------------------------------------------------------------------------------------------------------------------------

Interest expense:
   Savings deposits                                       2,367       1,603      3,970              5,982        514       6,496
   Other time deposits                                   (2,058)     (1,845)    (3,903)              (975)    (7,410)     (8,385)
   Advances from FHLB                                    25,066        (263)    24,803             45,519     (4,513)     41,006
   Securities sold under agreements to repurchase        (1,437)       (119)    (1,556)            (4,328)      (315)     (4,643)
   Other borrowings                                         358          34        392              1,522       (601)        921
---------------------------------------------------------------------------------------------------------------------------------
      Interest expense                                   24,296        (590)    23,706             47,720    (12,325)     35,395
---------------------------------------------------------------------------------------------------------------------------------
Effect on net interest income                          $  6,521    $ (1,598)  $  4,923           $ 13,751  $   4,159    $ 17,910
---------------------------------------------------------------------------------------------------------------------------------

The net improvement to net interest income for the three months ended December 31, 1999, compared to December 31, 1998, reflects the net growth the Corporation has experienced, both internally and from acquisitions, partially offset by the decrease due to interest rates on loans and leases. The net improvement due to changes in volume and rates for the six months ended December 31, 1999 compared to 1998 reflect the Corporation's net growth as stated and the decreases in rates on interest-earning assets that were more than offset by decreases in rates on interest-bearing liabilities, primarily other time deposits and FHLB advances.

Provision for Loan and Lease Losses and Real Estate Operations:
---------------------------------------------------------------

The Corporation recorded loan and lease loss provisions totaling $3.5 million and $6.8 million, respectively, for the three and six months ended December 31, 1999, compared to $3.0 million and $6.8 million, respectively, for the three and six months ended December 31, 1998. Loss provisions recorded in the three and six months ended December 31, 1999 covered net loans and leases charged-off, totaling $3.5 million and $6.6 million, respectively. The provision for the six months ended December 31, 1998 includes a $1.0 million loss reserve recorded to conform the reserve positions of First Colorado Bancorp, Inc. (a pooled acquisition) to the policies of the Corporation. The allowance for loan and lease losses is based upon management's continuous evaluation of the collectibility of outstanding loans and leases, which takes into consideration such factors as changes in the composition of the loan and lease portfolios and economic conditions that may affect the borrower's ability to pay, regular examinations by the Corporation's credit review group of specific problem loans and leases and of the overall portfolio quality and real estate market conditions in the Corporation's lending areas. The allowance for credit losses totaled $79.5 million at December 31, 1999, or 114.9% of total nonperforming loan and leases, compared to $80.4 million, also at 114.9% of total nonperforming loans and leases at June 30, 1999.

The Corporation recorded net gains from real estate operations totaling $362,000 and $138,000 for the three and six months ended December 31, 1999 compared to net losses of $218,000 and $379,000, respectively, for the three and six months ended December 31, 1998. Real estate operations reflect provisions for real estate losses, net real estate operating activity, and gains and losses on dispositions of real estate. The net increases in real estate operations for the three and six months ended December 31, 1999 compared to 1998 is due primarily to increases in net gains on dispositions of real estate in the current fiscal year, net decreases in operating expenses and net decreases in provisions for real estate losses.

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

---------------------------------------------------------------------------

Nonperforming assets are monitored on a regular basis by the Corporation's internal credit review and problem asset groups. Nonperforming assets increased $2.5 million at December 31, 1999, compared to June 30, 1999, resulting from a net increase of $7.4 million in real estate partially offset by net decreases of $4.2 million in troubled debt restructurings and $773,000 in nonperforming loans and leases. Nonperforming assets as of the dates indicated are summarized as follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                   December 31,         June 30,
                                                                                                       1999               1999
---------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans and leases:
   Residential real estate loans                                                                     $ 49,127           $ 49,061
   Commercial real estate loans                                                                         9,106             12,220
   Consumer loans                                                                                       7,820              4,859
   Leases and other loans                                                                               3,189              3,875
---------------------------------------------------------------------------------------------------------------------------------
       Total                                                                                           69,242             70,015
---------------------------------------------------------------------------------------------------------------------------------

Real estate:
   Commercial                                                                                          13,437              8,880
   Residential                                                                                         17,238             14,384
---------------------------------------------------------------------------------------------------------------------------------
       Total                                                                                           30,675             23,264
---------------------------------------------------------------------------------------------------------------------------------

Troubled debt restructurings:
   Commercial                                                                                           5,389              9,534
   Residential                                                                                            176                195
---------------------------------------------------------------------------------------------------------------------------------
       Total                                                                                            5,565              9,729
---------------------------------------------------------------------------------------------------------------------------------

Total nonperforming assets                                                                          $ 105,482          $ 103,008
---------------------------------------------------------------------------------------------------------------------------------

Nonperforming loans and leases to total loans and leases                                                 .69%               .73%
Nonperforming assets to total assets                                                                     .79%               .81%
---------------------------------------------------------------------------------------------------------------------------------

Allowance for loan and lease losses (1)                                                              $ 79,536           $ 80,419
---------------------------------------------------------------------------------------------------------------------------------

Allowance for loan and lease losses to total loans and leases                                            .79%               .84%
Allowance for loan and lease losses to total nonperforming assets                                      75.40%             78.07%
---------------------------------------------------------------------------------------------------------------------------------

(1)  Includes $50,000 and $75,000 at December 31, 1999 and June 30, 1999,
     respectively, in general allowance for losses established primarily to cover risks associated with borrowers' delinquencies and defaults on loans held for sale.

---------------------------------------------------------------------------

Nonperforming loans and leases at December 31, 1999, decreased by $773,000 compared to June 30, 1999, primarily due to net decreases of $3.8 million in delinquent commercial loans and leases and other loans partially offset by increases of $3.0 million in delinquent consumer and residential loans. The net increase in real estate of $7.4 million at December 31, 1999, compared to June 30, 1999, is due primarily to the transfer of two delinquent commercial loans totaling $4.8 million to nonperforming commercial real estate. The net decrease of $4.2 million in troubled debt restructurings at December 31, 1999, compared to June 30, 1999, is due primarily to the reclassification of a commercial troubled debt restructuring to nonperforming loan status.

The ratio of nonperforming loans and leases to total loans and leases decreased compared to June 30, 1999, due to the net increase in loans and leases at December 31, 1999, compared to June 30, 1999. The ratio of nonperforming assets to total assets decreased compared to June 30, 1999 due to the net increase in total assets partially offset by the increase in total nonperforming assets. The percentage of allowance for loan and lease losses to total loans and leases decreased compared to June 30, 1999, due primarily to the net decrease in the allowance for loan and leases over the same periods of time. The allowance for loan and lease losses to total nonperforming assets decreased at December 31, 1999 compared to June 30, 1999 due primarily to the net increase in total nonperforming assets.

Loan Servicing Fees:
--------------------

Fees from loans serviced for other institutions totaled $6.2 million and $12.2 million for the three and six months ended December 31, 1999 compared to $5.8 million and $11.3 million, respectively, for the three and six months ended December 31, 1998. The amount of revenue generated from loan servicing fees, and changes in comparing fiscal periods, is primarily due to the average size of the Corporation's portfolio of mortgage loans serviced for other institutions and the level of rates for service fees collected. At December 31, 1999 and 1998, the Corporation's mortgage servicing portfolio approximated $7.284 billion and $7.301 billion, respectively.

Effective July 1, 1999, the amortization expense of mortgage servicing rights was reclassified from general and administrative expenses to a reduction of loan servicing fees. Such reclassification was primarily for presentation purposes to be more in line with other financial institutions. For the three and six months ended December 31, 1999, gross loan servicing fees totaled $8.4 million and $17.4 million, respectively, compared to gross loan servicing fees of $8.8 million and $17.3 million, respectively, for the three and six months ended December 31, 1998.

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

Retail Fees and Charges:
------------------------

Retail fees and charges totaled $10.7 million and $20.7 million, respectively, for the three and six months ended December 31, 1999 compared to $9.6 million and $18.9 million, respectively, for the three and six months ended December 31, 1998. Increases in certain checking account fees and related ancillary fees for overdraft and insufficient funds charges, VISA debit card fees and a reduction in the amount of waiver of retail fees are all reasons for the increases over 1998. The net increases also result partially from the AmerUs and Midland acquisitions accounted for as purchases and included in operations since their respective dates of consummation.

Gain on Sales of Loans:
-----------------------

The Corporation sold loans to third parties through its mortgage banking operations resulting in a net pre-tax gains of $363,000 and $241,000, respectively, for the three and six months ended December 31, 1999 on loans sold totaling $182.4 million and $341.6 million. These results compare to net pre-tax gains of $1.7 million and $3.6 million, respectively, for the three and six months ended December 31, 1998 on loans sold totaling $498.0 million and $1.011 billion, respectively. Mortgage loans are generally sold in the secondary market with loan servicing retained and without recourse to the Corporation.

Gain on Sales of Securities:
----------------------------

The Corporation sold securities available for sale resulting in net pre-tax gains of $1.6 million and $3.3 million, respectively, for the three and six months ended December 31, 1998, on sales of mortgage-backed securities totaling $121.2 million and $199.7 million, respectively, acquired in the AmerUs acquisition. During the three and six months ended December 31, 1999, there were no sales of securities available for sale.

Other Operating Income:
-----------------------

Other operating income totaled $14.6 million and $20.7 million, respectively, for the three and six months ended December 31, 1999, compared to $6.6 million and $12.3 million, respectively, for the three and six months ended December 31, 1998. The major components of other operating income are brokerage commissions, credit life and disability commissions, insurance commissions and leasing operations. The net increases for the three and six months ended December 31, 1999 compared to the prior year periods are primarily attributable to the gain totaling $8.5 million on the sale of the Corporation's headquarters building on December 1, 1999 and to increases in credit life and disability and insurance commissions partially offset by the prior year nonrecurring gain of $1.1 million on the sale of a branch closed pursuant to the First Colorado Bancorp, Inc. merger.

General and Administrative Expenses:
------------------------------------

General and administrative expenses totaled $66.5 million and $127.8 million, respectively, for the three and six months ended December 31, 1999, compared to $49.3 million and $112.3 million, respectively, for the three and six months ended December 31, 1998. Excluding restructure costs totaling $4.3 million recorded in this current fiscal year second quarter, general and administrative expenses totaled $62.2 million and $123.5 million for the three and six months ended December 31, 1999. The restructuring costs of $4.3 million reflects the expenses and charges pursuant to the sale and closing of 21 branches ($2.4 million) and the elimination of 121 positions ($1.9 million). General and administrative expenses are expected to decrease as a result of the implementation of this restructuring plan. Management expects such positive effects beginning in the third quarter ended March 31, 2000, increasing through the fourth quarter of fiscal year 2000 with full realization of approximately $12.0 million anticipated for fiscal year 2001. See Note B "Restructure Costs" to the Notes to Consolidated Financial Statements for additional information. Excluding merger-related expenses totaling $16.2 million incurred in the quarter ended September 30, 1998, associated with the First Colorado Bancorp, Inc. acquisition, general and administrative expenses totaled $96.1 million for the six months ended December 31, 1998.

Excluding the restructure charges totaling $4.3 million, the net increase of $12.9 million for the three months ended December 31, 1999, compared to the three months ended December 31, 1998, is primarily due to net increases in other operating expenses of $5.3 million, compensation and benefits of $4.5 million, data processing of $2.2 million and occupancy and equipment of $617,000. Excluding both the nonrecurring charges for merger expenses and the restructure costs, the net increase of $27.2 million for the six months ended December 31, 1999 compared to 1998 is due to increases in other operating expenses of $11.1 million, compensation and benefits of $9.5 million, data processing of $3.9 million and occupancy and equipment of $2.5 million.

The Midland acquisition, which was accounted for under the purchase method of accounting, contributed to the net increases in additional general and administrative expenses for the three and six months ended December 31, 1999. The AmerUs acquisition, also accounted for as a purchase, contributed to a lesser extent to the net increases for the six months ended December 31, 1999. These acquisitions result in increased personnel wages and benefits and costs of operating additional branches, as well as other expenses incurred on an indirect basis attributable to these acquisitions. General and administrative expenses also increased for the three and six months ended December 31, 1999 compared to 1998 due to higher costs associated with the new data processing computer systems, higher item processing costs from the customer deposit delivery system implemented in the second quarter of last fiscal year and to decreases in deferred costs associated with loan originations due to lower loan origination volumes.

Amortization of Intangible Assets:
----------------------------------

Amortization of intangible assets totaled $4.6 million and $9.3 million, respectively, for the three and six months ended December 31, 1999, compared to $4.2 million and $7.5 million, respectively, for the three and six months ended December 31, 1998. The net increases for the three and six months ended December 31, 1999 compared to the respective 1998 periods is primarily due to the Midland acquisition consummated March 1, 1999.

Provision for Income Taxes:
---------------------------

For the three and six months ended December 31, 1999, the provision for income taxes totaled $15.2 million and $29.2 million, respectively, compared to $18.7 million and $32.1 million, respectively, for the three and six months ended December 31, 1998. The effective income tax rates for the three and six months ended December 31, 1999 were 34.6% and 34.7%, respectively, compared to 37.5% and 40.9%, respectively, for the three and six months ended December 31, 1998. The effective tax rates for all periods vary from the statutory rate primarily due to the nondeductibility of amortization of intangible assets in relation to the level of taxable income for the respective periods, increases in tax-exempt securities and, for the six months ended December 31, 1998, to the nondeductibility of certain merger-related expenses and other nonrecurring charges.

Cumulative Effect of Change in Accounting Principle:
----------------------------------------------------

Effective July 1, 1999, the Corporation adopted the provisions of Statement of Position 98-5 "Reporting the Costs of Start-Up Activities" (SOP 98-5), which requires that costs of start-up activities and organizational costs be expensed as incurred. Prior to the adoption of this statement, these costs were capitalized and amortized over periods ranging from five to 25 years. The effect of adopting the provisions of SOP 98-5 was to record a charge of $1,776,000, net of an income tax benefit of $978,000, or $.03 per diluted share, as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations. These costs consist of organizational costs primarily associated with the creation of a real estate investment trust subsidiary and start-up costs of the proof of deposit department for processing customer transactions following the complete conversion of the Corporation's deposit system.

Year 2000:
----------

The year 2000 posed important business issues regarding how existing application software programs and operating systems, both internal and external, could accommodate this date value. The Corporation did not experience any data processing delays, mistakes or failures as a result of Year 2000 issues.

All of the significant computer programs of the Corporation that could have been affected by this problem were provided by major third party vendors. The Corporation completed the process of replacing/upgrading its computer systems and programs, as well as most equipment, in order to provide cost-effective and efficient delivery of services to its customers, information to management, and to provide additional capacity for processing information and transactions due to acquisitions. The total cost of the Year 2000 project is estimated to approximate $14.0 million funded through cash flows from operations. Most of the total project cost was capitalized since it involved the purchase of computer systems, programs and equipment. During the three and six months ended December 31, 1999, approximately $338,000 and $620,000, respectively, was expensed that related to systems conversion costs, internal staff costs as well as consulting and other Year 2000 expenses. For fiscal year 1999, approximately $4.4 million was expensed relating to such items. In addition, during fiscal year 1998 the Corporation expensed $4.3 million due to accelerated amortization of certain computer systems and software necessitated by Year 2000 compliance and the related planned systems conversions. The adjusted carrying amount of these computer systems and software was depreciated until their disposal at the date of conversion.

                      Item 3. QUANTITATIVE AND QUALITATIVE
                      ------------------------------------
                         DISCLOSURES ABOUT MARKET RISK
                         -----------------------------


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

                          PART II. OTHER INFORMATION
                          --------------------------


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        (a). The Corporation held its Annual Meeting of Stockholders on November 16, 1999 in Omaha, Nebraska. The inspector of election issued his certified final report on November 16, 1999 for the election of directors voted upon at such Annual Meeting.


        (b). Not applicable.

        (c). The proposal voted upon at the Annual Meeting was for the election of four individuals as directors for three-year terms. The results of voting were as follows:

        Proposal 1--Election of Directors:
        ----------------------------------

        Nominee (for terms to expire on 2002):    Votes for (1)    Votes Withheld
        --------------------------------------    -------------    --------------
        Michael P. Glinsky                          43,054,417        1,667,414
        Robert F. Krohn                             43,054,417        2,641,878
        Joseph J. Whiteside                         43,054,417          469,257
        George R. Zoffinger                         43,054,417          468,214

        --------------------
        (1) Stockholders are entitled to cumulate their votes in the election of directors. Unless otherwise indicated by the stockholder, a vote for the Board of Directors' nominees gives the proxies named discretionary authority to cumulate all votes to which the stockholder was entitled and to allocate such votes in favor of one or more of the Board's nominees as the proxies determined. The votes reported herein reflect the allocation of votes so as to maximize the number of nominees elected to serve as directors.

        (d). On October 29, 1999, the Corporation entered into an agreement (the Settlement Agreement) with Franklin Mutual Advisers, LLC (Franklin) to settle all pending litigation and the proxy contest relating to the election of directors at the Corporation's 1999 Annual Meeting of Stockholders held on November 16, 1999 (the Annual Meeting).

             The Settlement Agreement provided that Franklin would immediately cease its solicitation of proxies in connection with the Annual Meeting and not vote any proxies it solicited at the Annual Meeting. Franklin also agreed to vote its shares in favor of the Corporation's reconfigured slate of directors. The Corporation agreed to include George R. Zoffinger and Joseph J. Whiteside in place of two of its previously announced nominees and they, together with Robert F. Krohn and Michael P. Glinsky, constituted all of the nominees for the four seats up for election at the Annual Meeting. Two other individuals who had been named in the Corporation's Proxy Statement did not stand for reelection at the Annual Meeting.

             All pending litigation between the parties was dismissed with prejudice. The Settlement Agreement also provided for mutual releases by all parties to the litigation of all claims relating to the proxy solicitation, the Annual Meeting and all related matters. The parties agreed that the Corporation's By-law amendment adopted September 28, 1999, which provides that no person who is a controlling person or management official of a federally insured depository organization (other than affiliates of the Corporation) that operates branches in any market in which the Corporation operates branches shall be eligible to be nominated for service, or to serve, as a director of the Corporation, shall remain in effect.

             Each party agreed to bear its own expenses resulting from the proxy contest and the related litigation. Through December 31, 1999 the Corporation expensed $456,000 relating to these issues. The Corporation also represented in the Settlement Agreement that it had no present intention to increase the size of the Board of Directors to more than 10 members.

                     --------------------------------------


Item 5. Other Information
        -----------------

        On December 1, 1999, the Corporation's headquarters building (Commercial Federal Tower) was sold resulting in a pre-tax gain of $8.5 million ($5.4 million after-tax or $.09 per diluted share). The Corporation now leases its existing Commercial Federal Tower office space under an agreement that expires June 30, 2001, with five three-month extensions available. In a related transaction, on December 20, 1999, the Corporation purchased 70.04 acres of unimproved land in West Omaha for its new corporate headquarters. This purchase allows the Corporation to defer approximately $8.8 million in taxable income from the sale of the Commercial Federal Tower under the like-kind exchange rules. This income tax deferral of the net gain on the sale of the Commercial Federal Tower is subject to certain conditions which must be completed by May 28, 2000.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a). Exhibits:

             Exhibit 27. Financial Data Schedules

        (b). Reports on Form 8-K:

             The Corporation filed a Form 8-K dated October 5, 1999, regarding the nomination on September 9, 1999, by Franklin Mutual Advisers, LLC, ("Franklin") of two individuals for election as directors at the 1999 Annual Meeting of Stockholders and one individual as an alternate in the event either of its two nominees were unable to serve, and the notification by the Corporation on September 29, 1999, to Franklin that the Corporation believed that neither individual nominated was eligible for election as a director of the Corporation. The Form 8-K also included as an exhibit the amended By-laws of the Corporation as adopted on September 28, 1999, by the Corporation's Board of Directors which provide that in order to qualify to serve as a member of the board of the Corporation, such individual must not also serve as a management official of another federally insured depository organization that operates branches in any market in which the Corporation operates branches. Also included in the Form 8-K was the announcement of the appointment of Sharon G. Marvin by the Corporation's Board of Directors to fill the vacancy arising from the resignation of W.A. Krause.

             On October 14, 1999, the Corporation filed a Form 8-K announcing that it had filed suit in the United States District Court for the District of Nebraska seeking (i) a declaration by the court that one of the nominees and the alternate nominee nominated by Franklin for election as directors of the Corporation at the Corporation's Annual Meeting of Stockholders do not meet the eligibility requirements under applicable federal banking laws and under a long standing qualification provision of the Corporation's By-laws, and
             (ii) a declaration by the court that a recent amendment to its By-laws is legally valid.

             On November 2, 1999, the Corporation filed a Form 8-K announcing that it had entered into an agreement with Franklin on October 29, 1999, to settle all pending litigation and the proxy contest relating to the election of directors at the Corporation's 1999 Annual Meeting of Stockholders to be held November 16, 1999. See Note C "Settlement Agreement" to the Notes to Consolidated Financial Statements for additional information.

             On December 30, 1999, the Corporation filed a Form 8-K announcing that on December 27, 1999, its Board of Directors authorized the additional repurchase of up to three million shares of its outstanding common stock during the next 18 months. See Note E "Common Stock Repurchase" to the Notes to Consolidated Financial Statements for additional information.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   COMMERCIAL FEDERAL CORPORATION
                                   ------------------------------
                                   (Registrant)



Date:  February 14, 2000           /s/ James A. Laphen
       -----------------           -------------------
                                   James A. Laphen, President and Chief
                                   Operating Officer (Duly Authorized
                                   and Principal Financial Officer)



Date:  February 14, 2000           /s/ Gary L. Matter
       -----------------           ------------------
                                   Gary L. Matter, Senior Vice President,
                                   Controller and Secretary
                                   (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit 27. Financial Data Schedules