Form 10-Q
period 2000-03-31
COMMERCIAL FEDERAL CORP
filed 2000-05-15
CIK 744778

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q




[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE
                                  ACT OF 1934


                 For the Quarterly period ended March 31, 2000
                                                --------------
                                      OR


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE
                                  ACT OF 1934


For the transition period from ___________ to ___________

Commission file number 1-11515
                       -------




                         COMMERCIAL FEDERAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)




                  Nebraska                                 47-0658852
  ---------------------------------------         -----------------------------
      (State or other jurisdiction of                   (I. R. S. Employer
       incorporation or organization)                 Identification Number)

  2120 South 72nd Street, Omaha, Nebraska                     68124
  ---------------------------------------         -----------------------------
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

YES    X                NO
    --------               --------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Title of Each Class                       Outstanding at May 9, 2000
----------------------------------------             --------------------------
 Common Stock, Par Value $.01 Per Share                    56,451,904 Shares

                        COMMERICIAL FEDERAL CORPORATION
                        -------------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

------------------------------------------------------------------------------------------------
Part I.   Financial Information                                                    Page Number
          ---------------------

          Item 1.  Financial Statements:

                       Consolidated Statement of Financial Condition as of
                         March 31, 2000 and June 30, 1999                               3

                       Consolidated Statement of Operations for the Three
                         and Nine Months Ended March 31, 2000 and 1999                 4-5

                       Consolidated Statement of Comprehensive Income for the
                         Three and Nine Months Ended March 31, 2000 and 1999            6

                       Consolidated Statement of Cash Flows for the
                          Nine Months Ended March 31, 2000 and 1999                    7-8

                       Notes to Consolidated Financial Statements                      9-15

          Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                            16-27

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk          27

Part II.  Other Information
          -----------------

          Item 5.  Other Information                                                   28

          Item 6.  Exhibits and Reports on Form 8-K                                    28


Signature Page                                                                         29

Exhibit Index                                                                          30
------------------------------------------------------------------------------------------------

                        COMMERCIAL FEDERAL CORPORATION
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                         PART I. FINANCIAL INFORMATION
                         -----------------------------
                         Item 1. FINANCIAL STATEMENTS
                         ----------------------------



---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                     March 31,       June 30,
ASSETS                                                                                       2000            1999
---------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)      (Audited)
Cash (including short-term investments of $1,483 and $39,585)                            $    200,403   $    353,275
Investment securities available for sale, at fair value                                        72,159         83,811
Mortgage-backed securities available for sale, at fair value                                  374,298        419,707
Loans and leases held for sale, net                                                           107,444        104,347
Investment securities held to maturity (fair value of $892,605 and $846,805)                  926,152        862,760
Mortgage-backed securities held to maturity (fair value of $876,003 and $849,488)             894,966        862,838
Loans and leases receivable, net of allowances of  $78,078 and $80,344                      9,768,373      9,222,046
Federal Home Loan Bank stock                                                                  231,953        194,129
Interest receivable, net of allowances of  $233 and $319                                       76,087         77,513
Real estate, net                                                                               41,368         31,513
Premises and equipment, net                                                                   181,736        185,302
Prepaid expenses and other assets                                                             189,545        125,544
Intangible assets, net of accumulated amortization of $62,183 and $49,260                     235,163        252,677
---------------------------------------------------------------------------------------------------------------------

      Total Assets                                                                       $ 13,299,647   $ 12,775,462
---------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------

Liabilities:
   Deposits                                                                              $  7,443,009   $  7,655,415
   Advances from Federal Home Loan Bank                                                     4,460,575      3,632,241
   Securities sold under agreements to repurchase                                              25,000        128,514
   Other borrowings                                                                           174,625        225,383
   Interest payable                                                                            48,210         48,759
   Other liabilities                                                                          166,914        118,267
---------------------------------------------------------------------------------------------------------------------

      Total Liabilities                                                                    12,318,333     11,808,579
---------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies                                                                      --             --
---------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued                      --             --
   Common stock, $.01 par value; 120,000,000 shares authorized;
      56,763,504 and 59,593,849 shares issued and outstanding                                     568            596
   Additional paid-in capital                                                                 316,919        364,320
   Retained earnings                                                                          679,286        611,529
   Accumulated other comprehensive income (loss), net                                         (15,459)        (9,562)
---------------------------------------------------------------------------------------------------------------------

      Total Stockholders' Equity                                                              981,314        966,883
---------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                         $ 13,299,647  $  12,775,462
---------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                      CONSOLDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


--------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                          Three Months Ended             Nine Months Ended
                                                                           March 31,                     March 31,
                                                                  --------------------------------------------------------
                                                                       2000         1999             2000          1999
--------------------------------------------------------------------------------------------------------------------------
Interest Income:
   Loans and leases receivable                                      $ 190,203    $ 179,283        $ 562,247     $ 520,335
   Mortgage-backed securities                                          20,986       20,407           62,527        56,353
   Investment securities                                               21,340       16,382           63,636        41,960
--------------------------------------------------------------------------------------------------------------------------
     Total interest income                                            232,529      216,072          688,410       618,648

Interest Expense:
   Deposits                                                            81,408       79,122          242,103       241,706
   Advances from Federal Home Loan Bank                                62,179       43,730          172,203       112,748
   Securities sold under agreements to repurchase                         336        2,335            3,569        10,211
   Other borrowings                                                     3,535        3,443           11,519        10,506
--------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                           147,458      128,630          429,394       375,171
Net Interest Income                                                    85,071       87,442          259,016       243,477
Provision for Loan and Lease Losses                                    (3,700)      (2,800)         (10,460)       (9,600)
--------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan and Lease Losses          81,371       84,642          248,556       233,877

Other Income (Loss):
   Loan servicing fees                                                  6,665        5,769           18,884        17,054
   Retail fees and charges                                             10,358        8,912           31,092        27,834
   Real estate operations                                                (151)        (772)             (13)       (1,151)
   Gain (loss) on sales of loans                                         (239)         (65)               2         3,514
   Gain on sales of securities                                             --          948               --         4,255
   Other operating income                                               6,421        6,032           27,105        18,309
--------------------------------------------------------------------------------------------------------------------------
     Total other income                                                23,054       20,824           77,070        69,815

Other Expense:
   General and administrative expenses -
      Compensation and benefits                                        27,345       25,552           82,793        71,479
      Occupancy and equipment                                           9,560        9,007           29,532        26,508
      Data processing                                                   4,756        2,969           13,801         8,112
      Regulatory insurance and assessments                                848        1,462            3,751         4,341
      Advertising                                                       3,845        3,299           11,212        10,547
      Other operating expenses                                         13,774       10,615           42,503        28,231
      Merger expenses                                                      --       13,954               --        29,917
      Restructure costs                                                    --           --            4,291            --
--------------------------------------------------------------------------------------------------------------------------
            Total general and administrative expenses                  60,128       66,858          187,883       179,135
    Amortization of intangible assets                                   3,656        4,376           12,923        11,844
--------------------------------------------------------------------------------------------------------------------------
            Total other expense                                        63,784       71,234          200,806       190,979
--------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes and Cumulative Effect of Change
 in Accounting Principle                                               40,641       34,232          124,820       112,713
Provision for Income Taxes                                             14,151       18,063           43,357        50,195
--------------------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of Change in Accounting Principle      26,490       16,169           81,463        62,518
Cumulative Effect of Change in
    Accounting Principle, Net of Tax Benefit                               --           --           (1,776)           --
--------------------------------------------------------------------------------------------------------------------------
Net Income                                                           $ 26,490     $ 16,169         $ 79,687      $ 62,518
--------------------------------------------------------------------------------------------------------------------------

                        COMMERCIAL FEDERAL CORPORATION
               CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                                  Three Months Ended            Nine Months Ended
                                                                                    March 31,                    March 31,
                                                                        ----------------------------- -----------------------------
                                                                              2000           1999           2000           1999
-----------------------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares
     Outstanding Used in Basic Earnings Per Share Calculation              57,469,848     59,723,304     58,568,141     59,266,347
Add Assumed Exercise of Outstanding Stock Options
     as Adjustments for Dilutive Securities                                   113,432        478,169        238,290        636,098
-----------------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Common Shares
     Outstanding Used in Diluted Earnings Per Share Calculation            57,583,280     60,201,473     58,806,431     59,902,445
-----------------------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Common Share:
      Income before cumulative effect of change in accounting principle    $      .46     $      .27     $     1.39     $     1.05
      Cumulative effect of change in accounting principle                          --             --           (.03)            --
                                                                           ----------     ----------     ----------     ----------
      Net income                                                           $      .46     $      .27     $     1.36     $     1.05
                                                                           ==========     ==========     ==========     ==========

-----------------------------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Common Share:
     Income before cumulative effect of change in accounting principle     $      .46     $      .27     $     1.39     $     1.04
     Cumulative effect of change in accounting principle                           --             --           (.03)            --
                                                                           ----------     ----------     ----------     ----------
     Net income                                                            $      .46     $      .27     $     1.36     $     1.04
                                                                           ==========     ==========     ==========     ==========

-----------------------------------------------------------------------------------------------------------------------------------
Dividends Declared Per Common Share                                        $      .07     $     .065     $     .205     $     .185
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                  (Unaudited)


---------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                            Three Months Ended        Nine Months Ended
                                                                                       March 31,                 March 31,
                                                                               ------------------------- ------------------------
                                                                                   2000         1999         2000         1999
---------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                       $ 26,490     $ 16,169     $ 79,687     $ 62,518

Other Comprehensive Income (Loss):
    Unrealized holding gains (losses) on securities arising during the periods        377       (3,161)      (9,073)         966
    Less net gain on securities included in net income                                 --         (948)          --       (4,255)
---------------------------------------------------------------------------------------------------------------------------------

Other Comprehensive Income (Loss) Before Income Taxes                                 377       (4,109)      (9,073)      (3,289)
Income Tax Provision (Benefit)                                                        131       (1,438)      (3,176)      (1,151)
---------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                                     246       (2,671)      (5,897)      (2,138)
---------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income                                                             $ 26,736     $ 13,498     $ 73,790     $ 60,380
---------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                      Nine Months Ended
                                                                                                March 31,
                                                                                      -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                      2000              1999
-------------------------------------------------------------------------------------------------------------------
Net income                                                                            $   79,687        $   62,518
Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
       Amortization of intangible assets                                                  12,923            11,844
       Provision for losses on loans and leases and real estate                           10,474            10,814
       Depreciation and amortization                                                      15,458            12,895
       Amortization (accretion) of deferred discounts and fees, net                         (278)            2,373
       Amortization of mortgage servicing rights                                           6,786             9,225
       Amortization of deferred compensation on restricted
            stock and deferred compensation plans and premiums on other borrowings           704             1,422
       Termination of employee stock ownership plans                                          --            13,954
       Gain on sales of real estate and loans, net                                          (908)           (4,444)
       Gain on sales of securities                                                            --            (4,255)
       Stock dividends from Federal Home Loan Bank                                        (7,379)           (7,649)
       Proceeds from sales of loans                                                      577,150         1,589,897
       Origination of loans for resale                                                  (101,783)         (474,423)
       Purchases of loans for resale                                                    (344,593)       (1,163,201)
       Decrease in interest receivable                                                     1,426               949
       Increase (decrease) in interest payable and other liabilities                      48,004           (51,369)
       Other items, net                                                                  (57,960)           (2,977)
                                                                                    ------------      ------------
           Total adjustments                                                             160,024           (54,945)
                                                                                    ------------      ------------
                Net cash provided by operating activities                                239,711             7,573
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
-------------------------------------------------------------------------------------------------------------------
      Purchases of loans                                                              (1,011,910)       (1,267,991)
      Repayment of loans, net of originations                                            262,611           854,085
      Principal repayments of mortgage-backed securities available for sale               35,995            56,673
      Purchases of mortgage-backed securities available for sale                              --          (446,186)
      Proceeds from sales of mortgage-backed securities available for sale                    --           209,669
      Principal repayments of mortgage-backed securities held to maturity                154,490           232,926
      Purchases of mortgage-backed securities held to maturity                          (160,073)         (187,454)
      Maturities and repayments of investment securities available for sale                8,570           134,996
      Purchases of investment securities available for sale                                   --           (33,801)
      Proceeds from sales of investment securities available for sale                         --            30,152
      Maturities and repayments of investment securities held to maturity                 31,089           300,039
      Purchases of investment securities held to maturity                                (99,215)         (613,996)
      Purchases of mortgage loan servicing rights                                         (6,205)          (17,616)
      Purchases of Federal Home Loan Bank stock                                          (33,916)          (51,213)
      Proceeds from sales of Federal Home Loan Bank stock                                  3,471            13,366
      Proceeds from sales of real estate                                                  15,160            12,850
      Payments to acquire real estate                                                       (282)             (611)
      Acquisitions, net of cash paid                                                          --           (88,350)
      Purchases of premises and equipment, net                                           (11,892)          (33,326)
      Other items, net                                                                    (4,318)           (4,808)
                                                                                    ------------      ------------
                 Net cash used by investing activities                                  (816,425)         (900,596)
-------------------------------------------------------------------------------------------------------------------

                        COMMERCIAL FEDERAL CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                  (Unaudited)

(Dollars in Thousands)                                                                      Nine Months Ended
                                                                                                March 31,
                                                                                    --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                                     2000               1999
--------------------------------------------------------------------------------------------------------------------
Decrease in deposits                                                                $   (218,564)      $   (144,988)
Proceeds from Federal Home Loan Bank advances                                          2,016,000          1,648,055
Repayments of Federal Home Loan Bank advances                                         (1,187,350)          (545,235)
Proceeds from securities sold under agreements to repurchase                               6,205             25,000
Repayments of securities sold under agreements to repurchase                            (103,561)          (200,000)
Proceeds from issuances of other borrowings                                               50,000             85,000
Repayments of other borrowings                                                           (78,763)           (22,873)
Proceeds from loan repayments from employee stock ownership plans                             --             11,058
Payments of cash dividends on common stock                                               (11,801)           (13,539)
Repurchases of common stock                                                              (50,319)                --
Issuance of common stock                                                                   2,030             43,256
Other items, net                                                                             (35)            (1,596)
                                                                                    ------------       ------------
             Net cash provided by financing activities                                   423,842            884,138
--------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
--------------------------------------------------------------------------------------------------------------------
Decrease in net cash position                                                           (152,872)            (8,885)
Balance, beginning of year                                                               353,275            217,012
                                                                                    ------------       ------------
Balance, end of period                                                              $    200,403       $    208,127
--------------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
--------------------------------------------------------------------------------------------------------------------
Cash paid during the period for:
   Interest expense                                                                 $    429,907       $    375,204
   Income taxes, net                                                                       2,744             38,340
Non-cash investing and financing activities:
   Loans exchanged for mortgage-backed securities                                         39,582             18,841
   Loans transferred to real estate                                                       18,862             13,349
   Loans to facilitate the sale of real estate                                                --                128
--------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               AS OF AND FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)

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

The accompanying interim consolidated financial statements have not been audited by independent auditors. In the opinion of management, all adjustments (consisting only of normal recurring adjustments and the restructure costs recorded in the second quarter of fiscal year 2000 and the cumulative effect of a change in accounting principle) considered necessary to fairly present the financial statements have been included. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's June 30, 1999, Annual Report to Stockholders. The results of operations for the three and nine month periods ended March 31, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year 2000. Certain amounts in the prior fiscal year periods have been reclassified for comparative purposes.

B.   RESTRUCTURE COSTS:
     ------------------

Effective November 5, 1999, the Corporation announced a restructuring plan as part of the integration process of the Corporation's most recent seven acquisitions and new data processing system to support community-banking operations. This restructuring is aimed at decreasing expenses, increasing sustainable growth in revenues, and increasing productivity through the elimination of duplicate or inefficient functions. This restructuring plan was approved by the Corporation's Board of Directors effective December 27, 1999. Major aspects of the plan included (i) 16 branches to be sold and five branches to be closed, (ii) the elimination of 121 positions and the consolidation of the correspondent loan servicing operations, (iii) the reorganization of community banking operations as a separate division with realigned responsibilities and
(iv) changes in data processing for customer transactions.

Implementation of this plan resulted in restructuring costs totaling $4,291,000 ($3,124,000 after-tax or $.05 per diluted share) recorded in the three months ended December 31, 1999. All aspects of this plan are expected to be completed by early Summer 2000 with the consummation of the branch sales at later dates primarily due to the regulatory approval process.

The restructuring plan consolidated operations and organized the branches by market size into urban, non-urban and in-store categories. This alignment by market size allows the Bank to better meet the various customer service and business needs within its franchise. Retail and corporate lending, as well as certain sales development and training functions, also moved under the responsibility of Community Banking. The branches to be sold and closed are located in Iowa (15), Kansas (5) and Missouri (1). The branch closings were completed in this third quarter with one branch left to be closed in May 2000. Thirteen of the 16 branches to be sold are under contract. Anticipated sales dates range from May 2000 through November 2000. The 13 sold branches have deposits of approximately $61.5 million, associated loans to be sold of approximately $14.2 million, and are expected to earn a deposit premium totaling approximately $3.1 million. Direct and incremental costs associated with this part of the restructure are estimated at $2,377,000.

     ------------------------------

The restructuring plan eliminated 121 positions with personnel costs consisting of severance, benefits and related professional services totaling $1,914,000. This plan also included the consolidation of the correspondent loan servicing functions to Omaha, Nebraska from Wichita, Kansas and Denver, Colorado. As of March 31, 2000, this portion of the plan was substantially completed.

The data processing component of the restructure plan calls for the processing of customer transactions from batch processing to on-line real time item processing. This change will eliminate duplicate handling of transactions and will create back office efficiencies. It is management's goal to process approximately 75% of the Bank's customer transactions on an on-line basis. No restructure costs were recorded from this change in data processing operations. This change is scheduled to be implemented by June 30, 2000.

The following provides details of the restructuring related liabilities from inception through March 31, 2000:


------------------------------------------------------------------------------------------------
                                                        Personnel         Bank
                                                        Expenses       Operations         Total
------------------------------------------------------------------------------------------------
Balances, September 30, 1999                        $        --     $        --     $        --
Restructuring costs                                       1,914           2,377           4,291
Cash payments and utilization - second quarter             (570)         (1,711)         (2,281)
------------------------------------------------------------------------------------------------
Balances, December 31, 1999                               1,344             666           2,010
Cash payments and utilization - third quarter              (914)            (72)           (986)
------------------------------------------------------------------------------------------------
Balances, March 31, 2000                            $      430      $       594     $     1,024
------------------------------------------------------------------------------------------------

C.   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
     ----------------------------------------------------

Effective July 1, 1999, the Corporation adopted the provisions of Statement of Position 98-5 "Reporting the Costs of Start-Up Activities" (SOP 98-5), which requires that costs of start-up activities and organizational costs be expensed as incurred. Prior to the adoption of this statement, these costs were capitalized and amortized over periods ranging from five to 25 years. The effect of adopting the provisions of SOP 98-5 was to record a charge of $1,776,000, net of an income tax benefit of $978,000, or $.03 per diluted share, as a cumulative effect of a change in accounting principle in the accompanying Consolidated Statement of Operations for the nine months ended March 31, 2000. These costs consist of organizational costs primarily associated with the creation of a real estate investment trust subsidiary and start-up costs of the proof of deposit department for processing customer transactions following the complete conversion of the Corporation's deposit system.

D.   COMMON STOCK REPURCHASE:
     -----------------------

On April 28, 1999, the Corporation's Board of Directors authorized the repurchase of up to five percent, or approximately 3,000,000 shares, of the Corporation's outstanding common stock. This repurchase was completed in full on December 29, 1999. Effective December 27, 1999, the Corporation's Board of Directors authorized a second repurchase of up to 3,000,000 shares of the Corporation's outstanding common stock over the next 18 months. Repurchases can be made at any time and in any amount, depending upon market conditions and various other factors. However, the amounts to be expended for this second repurchase will not exceed 50.0% of the Corporation's cumulative reported net income beginning October 1, 1999. Any repurchase generally will be on the open-market, although privately negotiated transactions are also possible. In compliance with Nebraska law, all repurchased shares will be cancelled.

During the three months ended March 31, 2000, the Corporation purchased and cancelled 1,407,000 shares of its common stock at a cost of $20,283,000. For the nine months ended March 31, 2000, there were 2,921,100 shares purchased and canceled at a cost of approximately $50,319,000. Since the first repurchase was announced, the Corporation purchased and cancelled a total of 4,421,100 shares through March 31, 2000, at a cost of approximately $86,537,000.

E.   COMMITMENTS AND CONTINGENCIES:
     -----------------------------

At March 31, 2000, the Corporation issued commitments, excluding undisbursed portions of loans in process, of approximately $510,117,000 as follows:
$217,274,000 to originate loans, $58,186,000 to purchase loans and $234,657,000 to provide unused lines of credit for commercial and consumer use. Loan commitments, which are funded subject to certain limitations, extend over various periods of time. Generally, unused loan commitments are canceled upon expiration of the commitment term as outlined in each individual contract. These outstanding loan commitments to extend credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn upon. In addition, at March 31, 2000, the Corporation had issued commitments to sell residential mortgage loans totaling $177,258,000. Loans sold subject to recourse provisions totaled approximately $13,992,000 which represents the total potential credit risk associated with these particular loans. Such credit risk would, however, be offset by the value of the single-family residential properties that collateralize these loans.

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

F.   REGULATORY CAPITAL:
     -------------------

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial position and results of operations. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following tables. Prompt corrective action provisions pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for prompt corrective action provisions under FDICIA, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risk-based capital ratios as set forth in the following table. At March 31, 2000, and June 30, 1999, the Bank exceeded the minimum requirements for the well-capitalized category.

The following presents the Bank's regulatory capital levels and ratios relative to its minimum capital requirements:


-------------------------------------------------------------------------------------------
                                                        As of March 31, 2000
                                         --------------------------------------------------
                                              Actual Capital            Required Capital
                                         ------------------------    ----------------------
                                            Amount       Ratio          Amount      Ratio
-------------------------------------------------------------------------------------------
OTS capital adequacy:
          Tangible capital               $  909,898       6.96%       $ 196,221      1.50%
          Core capital                      916,399       7.00          392,637      3.00
          Risk-based capital                983,523      13.46          584,372      8.00
FDICIA regulations to be
     classified well-capitalized:
          Tier 1 leverage capital           916,399       7.00          654,396      5.00
          Tier 1 risk-based capital         916,399      12.55          438,279      6.00
          Total risk-based capital          983,523      13.46          730,465     10.00
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
                                                       As of June 30, 1999
                                         --------------------------------------------------
                                              Actual Capital            Required Capital
                                         ------------------------    ----------------------
                                            Amount       Ratio          Amount      Ratio
-------------------------------------------------------------------------------------------
OTS capital adequacy:
          Tangible capital               $  880,400       6.97%       $ 189,412      1.50%
          Core capital                      890,967       7.05          379,142      3.00
          Risk-based capital                957,676      13.70          559,279      8.00
FDICIA regulations to be
     classified well-capitalized:
          Tier 1 leverage capital           890,967       7.05          631,903      5.00
          Tier 1 risk-based capital         890,967      12.74          419,459      6.00
          Total risk-based capital          957,676      13.70          699,099     10.00
-------------------------------------------------------------------------------------------


As of March 31, 2000, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank's classification.

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

The contributions of the major business segments to the consolidated results for the three and nine months ended March 31, 2000 and 1999 are summarized in the following tables:


----------------------------------------------------------------------------------------------------------------------------
                                               Community     Mortgage         Parent     Eliminations/         Consolidated
                                                Banking       Banking        Company      Adjustments              Total
----------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2000:
Net interest income (loss)                    $    77,346   $     5,145   $    (3,661)    $     6,241           $    85,071
Provision for loan and
    lease losses                                    3,520           180             --             --                 3,700
Non-interest income                                27,138        12,625         28,992       (45,701)                23,054
Total other expense                                57,962         5,789            124           (91)                63,784
Net income                                         31,224         8,145         26,490       (39,369)                26,490

Total revenue
                                                  250,057        17,773         28,992       (41,239)               255,583
Intersegment revenue (loss)                         7,721         6,367         29,528       (43,616)                    --
----------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 1999:
Net interest income (loss)                    $    83,116   $     1,651   $    (3,302)    $     5,977           $    87,442
Provision for loan and
    lease losses                                    2,695           105             --             --                 2,800
Non-interest income                                22,702        11,636         18,678       (32,192)                20,824
Total other expense                                66,326         7,601            150        (2,843)                71,234
Net income                                         19,608         3,764         16,169       (23,372)                16,169

Total revenue                                     233,035        13,506         18,678       (28,323)               236,896
Intersegment revenue (loss)                         9,834         (511)         18,252       (27,575)                    --
----------------------------------------------------------------------------------------------------------------------------

     --------------------------------

----------------------------------------------------------------------------------------------------------------------------
                                               Community     Mortgage         Parent     Eliminations/         Consolidated
                                                Banking       Banking        Company      Adjustments              Total
----------------------------------------------------------------------------------------------------------------------------
Nine Months Ended March 31, 2000:
Net interest income (loss)                    $   235,382   $    16,603   $   (10,791)    $    17,822           $   259,016
Provision for loan and
    lease losses                                    9,555           905             --             --                10,460
Non-interest income                                85,063        36,534         87,548       (132,075)               77,070
Total other expense                               180,726        19,070          1,104            (94)              200,806
Net income                                         91,257        22,902         79,687       (114,159)               79,687

Total revenue                                     744,875        53,150         87,548       (120,093)              765,480
Intersegment revenue (loss)                        34,365         5,516         88,015       (127,896)                   --
----------------------------------------------------------------------------------------------------------------------------

Nine Months Ended March 31, 1999:
Net interest income (loss)                    $   225,977   $    11,098   $    (9,752)    $    16,154           $   243,477
Provision for loan and
    lease losses                                    9,285           315             --             --                 9,600
Non-interest income                                74,837        40,437         77,806       (123,265)               69,815
Total other expense                               167,899        23,862          8,413         (9,195)              190,979
Net income                                         79,805        18,111         62,518        (97,916)               62,518
Total revenue                                     672,099        51,872         77,915       (113,423)              688,463
Intersegment revenue (loss)                        26,323         6,734         76,852       (109,909)                   --
----------------------------------------------------------------------------------------------------------------------------

H.   CURRENT ACCOUNTING PRONOUNCEMENTS:
     ----------------------------------

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

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 -----------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

The statements in this management's discussion and analysis of financial condition and results of operations that are not historical fact are forward-looking statements that involve inherent risks and uncertainties. The Corporation cautions readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include fluctuations in interest rates, inflation, government regulations, the effect of pending legislation, the progress of integrating acquisitions, economic conditions, adequacy of allowance for credit losses, costs associated with the second quarter restructuring, technology changes and competition in the geographic and business areas in which the Corporation conducts its operations. These statements are based on management's current expectations. Actual results in future periods may differ materially from those currently expected because of various risks and uncertainties.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

The Corporation's principal asset is its investment in the capital stock of the Bank, and because it does not generate any significant revenues independent of the Bank, the Corporation's liquidity is dependent on the extent to which it receives dividends from the Bank. The Bank's ability to pay dividends to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Pursuant to the capital distribution regulations of the Office of Thrift Supervision (OTS), the Bank is permitted to pay capital distributions during a calendar year up to 100.0% of its retained net income (net income determined in accordance with generally accepted accounting principles less total capital distributions declared) for the current calendar year combined with the Bank's retained net income for the preceding two calendar years without requiring an application for approval to be filed with the OTS. At March 31, 2000, the Bank would be permitted to pay an aggregate amount approximating $70.8 million in dividends under this regulation. Should the Bank's regulatory capital fall below certain levels, applicable law would require approval by the OTS of such proposed dividends and, in some cases, would prohibit the payment of dividends.

The Corporation manages its liquidity at both the parent company and subsidiary levels. At March 31, 2000, the cash of Commercial Federal Corporation (the parent company) totaled $17.7 million. Due to the parent company's limited independent operations, management believes that its cash balance at March 31, 2000 is sufficient to meet operational needs excluding funds necessary for interest and principal payments and the repurchase of common stock. The parent company's ability to make future interest and principal payments on its $50.0 million of 7.95% fixed-rate subordinated extendible notes due December 1, 2006 (the Notes), on its $46.4 million of 9.375% fixed-rate junior subordinated debentures due May 15, 2027 (the Debentures) and on its promissory notes is dependent upon its receipt of dividends from the Bank. Accordingly, for the three and nine months ended March 31, 2000, the parent company received cash dividends totaling $31.154 million and $75.818 million from the Bank. The dividends received were paid primarily to cover (i) interest payments totaling $10.419 million on the parent company's debt, (ii) principal payments of $5.438 million on the parent company's variable rate term note, (iii) common stock cash dividends totaling $11.62 million paid by the parent company to its shareholders through March 31, 2000, and (iv) the financing, in part, of common stock repurchases totaling $48.341 million for the nine months ended March 31, 2000. The Bank will continue to pay dividends to the parent company, subject to regulatory restrictions, to cover future principal and interest payments on the parent company's debt and quarterly cash dividends on common stock when and as declared by the parent company. Dividends totaling $59.109 million were paid by the Bank to the parent company during the nine months ended March 31, 1999. The parent company also receives cash from the exercise of stock options and the sale of common stock under its employee benefit plans, as well as from the Bank for income tax benefits from operating losses of the parent company as provided in the corporate tax sharing agreement.

On April 28, 1999, the Corporation's Board of Directors authorized the repurchase up to five percent, or approximately 3,000,000 shares, of its outstanding common stock. This repurchase was completed in full on December 29, 1999. Effective December 27, 1999, the Corporation's Board of Directors authorized a second repurchase of up to 3,000,000 shares of the Corporation's outstanding common stock over the next 18 months. The amounts to be expended for this second repurchase will not exceed 50.0% of the Corporation's cumulative reported net income beginning October 1, 1999. During the three and nine months ended March 31, 2000, the Corporation purchased and cancelled 1,407,000 shares and 2,921,100 shares, respectively, of its common stock at a cost of $20.3 million and $50.3 million, respectively. From April 1999 through March 31, 2000, a total of 4,421,100 shares have been repurchased and cancelled at a cost of approximately $86.5 million.

The Corporation's primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the Federal Home Loan Bank (FHLB) and (iv) cash generated from operations. As reflected in the Consolidated Statement of Cash Flows, net cash flows provided by operating activities totaled $239.7 million and $7.6 million, respectively, for the nine months ended March 31, 2000 and 1999. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans.

--------------------------------------------

Net cash flows used by investing activities totaled $816.4 million and $900.6 million, respectively, for the nine months ended March 31, 2000 and 1999. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities and (ii) the purchase and origination of loans, mortgage-backed and investment securities.

Net cash flows provided by financing activities totaled $423.8 million and $884.1 million, respectively, for the nine months ended March 31, 2000 and 1999. Advances from the FHLB and retail deposits have been the primary sources to balance the Corporation's funding needs during each of the periods presented. The Corporation experienced net decreases in retail deposits of $218.6 million and $145.0 million, respectively, for the nine months ended March 31, 2000 and 1999, primarily due to depositors seeking higher-yielding investment options. During the nine months ended March 31, 2000, the Corporation continued to borrow long-term FHLB advances that are callable at the option of the FHLB. Such advances provide the Corporation with lower interest-bearing liabilities than other funding alternatives and at March 31, 2000 totaled $2.5 billion. The one-year notes for $40.0 million from the AmerUs Bank (AmerUs) acquisition on July 31, 1998 were paid in full on July 30, 1999. The $32.5 million term note due July 31, 2003 was refinanced on July 1, 1999. The proceeds to pay the $40.0 million AmerUs note in full and the refinancing came from a term note for $72.5 million due June 30, 2004, unsecured, with quarterly principal payments of $1.8 million and interest payable quarterly at 100 basis points below the lender's national base rate. At March 31, 2000, this term note had a remaining principal balance of $67.1 million. In addition, on August 30, 1999, the Corporation borrowed $10.0 million from the same lender on a revolving line of credit. This revolving credit note has a balance of $10.0 million as of March 31, 2000 and is unsecured with interest terms the same as the term note. The proceeds were used to help finance the Corporation's repurchase of its common stock. During the three and nine months ended March 31, 2000, the Corporation repurchased shares at a cost of $20.3 million and $50.3 million, respectively. See Note D for additional information regarding the repurchase of common stock.

At March 31, 2000, the Corporation issued commitments totaling approximately $510.1 million to fund and purchase loans as follows: $103.6 million of single-family adjustable-rate mortgage loans, $57.9 million of single-family fixed-rate mortgage loans, $113.9 million of commercial real estate, multi-family and nonmortgage loans and $234.7 million of unused lines of credit for commercial and consumer use. These outstanding loan commitments to extend credit in order to originate loans or fund commercial and consumer loans lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described. In addition, at March 31, 2000, the Corporation had approximately $177.3 million in mandatory forward delivery commitments to sell residential mortgage loans.

The maintenance of an appropriate level of liquid resources to meet not only regulatory requirements but also to provide funding necessary to meet the Corporation's current business activities and obligations is an integral element in the management of the Corporation's assets. The Bank is required by federal regulation to maintain a minimum average daily balance of liquid assets in each calendar quarter of not less than 4.0% of net withdrawable deposits plus short-term borrowings or 4.0% of the average daily balance of net withdrawable accounts plus short-term borrowings during the preceding quarter. The Bank's liquidity ratio was 14.66% at March 31, 2000. Liquidity levels will vary depending upon savings flows, future loan fundings, cash operating needs, collateral requirements and general prevailing economic conditions. The Bank does not foresee any difficulty in meeting its liquidity requirements.

FINANCIAL LEGISLATION:
----------------------

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (GLB Act) which, effective March 11, 2000, authorized affiliations between banking, securities and insurance firms and authorized bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. National bank subsidiaries are now permitted to engage in similar financial activities but only on an agency basis unless they are one of the 50 largest banks in the United States. National bank subsidiaries are prohibited from insurance underwriting, real estate development and merchant banking. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. The GLB Act, however, prohibits future affiliations between existing unitary savings and loan holding companies, like the Corporation, and firms which are engaged in commercial activities and prohibits the formation of new unitary holding companies.

The GLB Act imposes new requirements on financial institutions with respect to customer privacy. The GLB Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, are required to comply with state law if it is more protective of customer privacy than the GLB Act.

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

RESULTS OF OPERATIONS:
----------------------

Net income for the three months ended March 31, 2000, was $26.5 million, or $.46 per basic and diluted share, compared to net income of $16.2 million, or $.27 per basic and diluted share for the three months ended March 31, 1999. The net increase in net income for the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999, is primarily due to a net increase of $2.2 million in other income and to net decreases in general and administrative expenses totaling $6.7 million, the provision for income taxes totaling $3.9 million and in amortization of intangible assets totaling $720,000. Partially offsetting these increases to net income was a net decrease of $3.3 million in net interest income after provision for loan and lease losses.

Net income for the nine months ended March 31, 2000, was $79.7 million, or $1.36 per basic and diluted share compared to net income of $62.5 million, or $1.04 per diluted share ($1.05 per basic share) for the nine months ended March 31, 1999. Such net increase comparing periods is due to net increases of $14.7 million in net interest income after provision for loan and lease losses and $7.3 million in other income and a decrease of $6.8 million in the provision for income taxes. Partially offsetting these increases to net income were increases in general and administrative expenses totaling $8.7 million and $1.1 million in amortization of intangible assets and the cumulative effect of a change in accounting principle totaling $1.8 million.

----------------------------------

Net Interest Income:
--------------------

Net interest income was $85.1 million for the three months ended March 31, 2000, compared to $87.4 million for the three months ended March 31, 1999, resulting in a decrease of approximately $2.3 million, or 2.7%. The interest rate spread was 2.60% at March 31, 2000 compared to 2.88% at March 31, 1999, a decrease of 28 basis points. During the three months ended March 31, 2000 and 1999, interest rate spreads were 2.66% and 2.84%, respectively, a decrease of 18 basis points; and the yield on interest-earning assets was 2.75% and 3.01%, down six basis points over the same respective periods of time. Net interest income decreased for the three months ended March 31, 2000 compared to 1999 due to five interest rate increases by the Federal Reserve over the past year resulting in the rate on interest-bearing liabilities increasing 23 basis points over the same respective time periods. Net interest income also decreased due to the Corporation's net earnings balance (the difference between interest-earning assets over interest-bearing liabilities) decreasing $50.9 million from $329.1 million for the quarter ended March 31, 1999 to $278.2 million for the March 31, 2000 quarter.

Net interest income was $259.0 million for the nine months ended March 31, 2000, compared to $243.5 million for the nine months ended March 31, 1999, resulting in an increase of approximately $15.5 million, or 6.4%. The interest rate spread was 2.77% during the nine months ended March 31, 2000, compared to 2.83% for 1999, a decrease of six basis points, while the net yield on interest-earning assets decreased 17 basis points to 2.82% from 2.99% during the nine months ended March 31, 2000 and 1999, respectively. The average balance of interest-earning assets increased $1.383 billion for the nine months ended March 31, 2000 compared to the same period ended March 31, 1999, while the average balance of interest-bearing liabilities increased $1.513 billion. The increases in these average balances are due to the acquisitions of AmerUs on July 31, 1998 and Midland First Financial Corporation (Midland) on March 1, 1999 both of which were accounted for as purchases with their account balances reflected as of the respective acquisition dates. Net interest income increased for the nine months ended March 31, 2000 compared to 1999 due to the volume increases in these average balances partially offset by the decrease in interest rate spreads. The future trend in interest rate spreads and net interest income will be dependent upon such factors as the composition and balances of the Corporation's interest-earning assets and interest-bearing liabilities, the interest rate risk exposure of the Corporation and the maturity and repricing activity of interest-sensitive assets and liabilities, as influenced by changes in and levels of both short-term and long-term market interest rates.

The following table presents certain information concerning yields earned on interest-earning assets and rates paid on interest-bearing liabilities during and at the end of each of the periods presented:


------------------------------------------------------------------------------------------------------------------------------
                                                    For the Three               For the Nine
                                                    Months Ended                Months Ended                     At
                                                      March 31,                   March 31,                   March 31,
                                              ------------------------    ------------------------    ------------------------
                                                 2000          1999          2000          1999          2000          1999
------------------------------------------------------------------------------------------------------------------------------
Weighted average yield on:
   Loans and leases                              7.73%         7.75%         7.72%         7.90%         7.81%         7.74%
   Mortgage-backed securities                    6.44          6.14          6.39          6.20          6.50          6.21
   Investments                                   6.87          6.52          6.84          6.49          6.69          6.52
------------------------------------------------------------------------------------------------------------------------------
      Interest-earning assets                    7.51          7.46          7.49          7.59          7.56          7.44
------------------------------------------------------------------------------------------------------------------------------
Weighted average rate paid on:
   Savings deposits                              3.17          2.74          3.04          2.79          3.27          2.75
   Other time deposits                           5.30          5.32          5.22          5.46          5.39          5.29
   Advances from FHLB                            5.48          5.06          5.29          5.34          5.64          4.98
   Securities sold under agreements
      to repurchase                              4.92          5.81          5.58          5.87          5.02          5.83
   Other borrowings                              7.98          7.85          7.73          8.16          8.47          8.00
------------------------------------------------------------------------------------------------------------------------------
      Interest-bearing liabilities               4.85          4.62          4.72          4.76          4.96          4.56
------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                             2.66%         2.84%         2.77%         2.83%         2.60%         2.88%
------------------------------------------------------------------------------------------------------------------------------
Net annualized yield on
   interest-earning assets                       2.75%         3.01%         2.82%         2.99%         2.73%         2.99%
------------------------------------------------------------------------------------------------------------------------------


--------------------------------

The table below presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, and average yields and rates during the three and nine months ended March 31, 2000. The following table includes nonaccruing loans averaging $68.1 million and $72.3 million, respectively, for the three and nine months ended March 31, 2000, as interest-earning assets at a yield of zero percent:


                                                      Three Months Ended                          Nine Months Ended
                                                        March 31, 2000                             March 31, 2000
                                        ------------------------------------------- ------------------------------------------
                                                                        Annualized                                 Annualized
                                             Average                      Yield/        Average                      Yield/
                                             Balance       Interest        Rate         Balance        Interest       Rate
------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans and leases                        $ 9,843,301   $   190,203       7.73%       $ 9,698,469    $   562,247      7.72%
   Mortgage-backed securities                1,303,458        20,986       6.44          1,304,715         62,527      6.39
   Investments                               1,242,211        21,340       6.87          1,240,692         63,636      6.84
------------------------------------------------------------------------------------------------------------------------------
      Interest-earning assets               12,388,970       232,529       7.51         12,243,876        688,410      7.49
------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings deposits                          3,139,596        24,851       3.17          3,124,660         71,487      3.04
   Other time deposits                       4,280,363        56,557       5.30          4,335,336        170,616      5.22
   Advances from FHLB                        4,486,627        62,179       5.48          4,259,028        172,203      5.29
   Securities sold under
      agreements to repurchase                  27,046           336       4.92             83,763          3,569      5.58
   Other borrowings                            177,098         3,535       7.98            198,682         11,519      7.73
------------------------------------------------------------------------------------------------------------------------------
      Interest-bearing liabilities          12,110,730       147,458       4.85         12,001,469        429,394      4.72
------------------------------------------------------------------------------------------------------------------------------

Net earnings balance                       $   278,240                                 $   242,407
                                           ===========                                 ===========


Net interest income                                      $    85,071                                  $   259,016
                                                         ===========                                  ===========


Interest rate spread                                                       2.66%                                       2.77%
------------------------------------------------------------------------------------------------------------------------------

Net annualized yield on                                                    2.75%                                       2.82%
   interest-earnings assets
------------------------------------------------------------------------------------------------------------------------------

The net earnings balance decreased by $50.9 million and $129.6 million for the three and nine months ended March 31, 2000, compared to the three and nine months ended March 31, 1999. Such decreases are primarily due to the acquisition of Midland that was financed entirely by available cash totaling $83.0 million and the repurchases of the Corporation's common stock totaling $86.5 million.

--------------------------------

The table below presents the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities, respectively, and the amount of change in each attributable to: (i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The net change attributable to change in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. The following table demonstrates the effect of the increased volume of interest-earning assets and interest-bearing liabilities, the changes in interest rates and the effect on the interest rate spreads previously discussed:


------------------------------------------------------------------------------------------------------------------------------------

                                                            Three Months Ended                        Nine Months Ended
                                                          March 31, 2000 Compared                  March 31, 2000 Compared
                                                             to March 31, 1999                        to March 31, 1999
                                                   ------------------------------------      ---------------------------------------

                                                         Increase (Decrease) Due to                Increase (Decrease) Due to
------------------------------------------------------------------------------------------------------------------------------------

                                                      Volume         Rate           Net         Volume         Rate          Net
------------------------------------------------------------------------------------------------------------------------------------

Interest income:
   Loans and leases                                  $  9,892      $  1,028      $ 10,920      $ 50,958      $ (9,046)     $ 41,912
   Mortgage-backed securities                            (414)          993           579         4,410         1,764         6,174
   Investments                                          4,044           914         4,958        19,299         2,377        21,676
------------------------------------------------------------------------------------------------------------------------------------

      Interest income                                  13,522         2,935        16,457        74,667        (4,905)       69,762
------------------------------------------------------------------------------------------------------------------------------------


Interest expense:
   Savings deposits                                     2,437         2,730         5,167         8,202         4,235        12,437
   Other time deposits                                 (2,728)         (153)       (2,881)       (4,758)       (7,282)      (12,040)
   Advances from FHLB                                  14,170         4,279        18,449        60,415          (960)       59,455
   Securities sold under agreements to repurchase      (1,687)         (312)       (1,999)       (6,155)         (487)       (6,642)
   Other borrowings                                        32            60            92         1,582          (569)        1,013
------------------------------------------------------------------------------------------------------------------------------------

      Interest expense                                 12,224         6,604        18,828        59,286        (5,063)       54,223
------------------------------------------------------------------------------------------------------------------------------------

Effect on net interest income                        $  1,298      $ (3,669)     $ (2,371)     $ 15,381      $    158      $ 15,539
------------------------------------------------------------------------------------------------------------------------------------



Provision for Loan and Lease Losses and Real Estate Operations:
---------------------------------------------------------------

The Corporation recorded loan and lease loss provisions totaling $3.7 million and $10.5 million, respectively, for the three and nine months ended March 31, 2000, compared to $2.8 million and $9.6 million, respectively, for the three and nine months ended March 31, 1999. Net loans and leases charged-off totaled $5.0 million and $11.6 million for the three and nine months ended March 31, 2000, compared to $2.8 million and $8.2 million for the respective periods ended March 31, 1999. The net charge-offs are higher for the current third quarter due to a charge-off totaling $1.3 million relating to a 70-unit apartment complex in Wichita, Kansas assumed with the acquisition of Mid Continent. The provision for the nine months ended March 31, 1999 includes a $1.0 million loss reserve recorded to conform the reserve position of First Colorado Bancorp, Inc. (a pooled acquisition) to the policies of the Corporation. The allowance for loan and lease losses is based upon management's continuous evaluation of the collectibility of outstanding loans and leases, which takes into consideration such factors as changes in the composition of the loan and lease portfolios and economic conditions that may affect the borrower's ability to pay, regular examinations by the Corporation's credit review group of specific problem loans and leases and of the overall portfolio quality and real estate market conditions in the Corporation's lending areas. The allowance for credit losses totaled $78.1 million at March 31, 2000, or 122.4% of total nonperforming loan and leases, compared to $80.4 million, or 114.9% at June 30, 1999.

The Corporation recorded net losses from real estate operations totaling $151,000 and $13,000 for the three and nine months ended March 31, 2000 compared to net losses of $772,000 and $1.2 million, respectively, for the three and nine months ended March 31, 1999. Real estate operations reflect provisions for real estate losses, net real estate operating activity, and gains and losses on dispositions of real estate. The net decreases in real estate operations for the three and nine months ended March 31, 2000 compared to 1999 is due primarily to net decreases in operating expenses and net decreases in provisions for real estate losses.

Although the Corporation believes that the present level of the allowance for loan and lease losses is adequate to reflect the risks inherent in its portfolios, there can be no assurance that the Corporation will not experience increases in its nonperforming assets, that it will not increase the level of its allowance in the future or that significant provisions for losses will not be required based on factors such as deterioration in market conditions, changes in borrowers' financial conditions, delinquencies and defaults.

---------------------------------------------------------------------------

Nonperforming assets are monitored on a regular basis by the Corporation's internal credit review and problem asset groups. Nonperforming assets as of the dates indicated are summarized as follows:


-------------------------------------------------------------------------------------------------------------------------------
                                                                                              March 31,             June 30,
                                                                                                2000                  1999
-------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans and leases:
   Residential real estate loans                                                              $ 49,419              $ 49,061
   Commercial real estate loans                                                                  1,867                12,220
   Consumer loans                                                                                7,529                 4,859
   Leases and other loans                                                                        5,014                 3,875
-------------------------------------------------------------------------------------------------------------------------------
       Total                                                                                    63,829                70,015
-------------------------------------------------------------------------------------------------------------------------------

Real estate:
   Commercial                                                                                   16,982                 8,880
   Residential                                                                                  15,618                14,384
-------------------------------------------------------------------------------------------------------------------------------
       Total                                                                                    32,600                23,264
-------------------------------------------------------------------------------------------------------------------------------

Troubled debt restructurings:
   Commercial                                                                                    5,349                 9,534
   Residential                                                                                     174                   195
-------------------------------------------------------------------------------------------------------------------------------
       Total                                                                                     5,523                 9,729
-------------------------------------------------------------------------------------------------------------------------------

Total nonperforming assets                                                                    $101,952              $103,008
-------------------------------------------------------------------------------------------------------------------------------

Nonperforming loans and leases to total loans and leases                                           .63%                  .73%
Nonperforming assets to total assets                                                               .77%                  .81%
-------------------------------------------------------------------------------------------------------------------------------

Allowance for loan and lease losses (1)                                                       $ 78,128              $ 80,419
-------------------------------------------------------------------------------------------------------------------------------

Allowance for loan and lease losses to total loans and leases                                      .77%                  .84%
Allowance for loan and lease losses to total nonperforming assets                                76.63%                78.07%
-------------------------------------------------------------------------------------------------------------------------------


(1)  Includes $50,000 and $75,000 at March 31, 2000 and June 30, 1999,
     respectively, in general allowance for losses established primarily to cover risks associated with borrowers' delinquencies and defaults on loans held for sale.

---------------------------------------------------------------------------

Nonperforming assets decreased $1.1 million at March 31, 2000, compared to June 30, 1999, resulting from net decreases of $6.2 million in nonperforming loans and leases and $4.2 million in troubled debt restructurings partially offset by a net increase of $9.3 million in real estate. Nonperforming loans and leases at March 31, 2000, decreased by $6.2 million compared to June 30, 1999, primarily due to a net decrease of $10.4 million in delinquent commercial loans partially offset by net increases of $3.8 million in delinquent consumer loans and leases and other loans. The net increase in real estate of $9.3 million at March 31, 2000, compared to June 30, 1999, is due primarily to the transfer of delinquent commercial loans totaling $10.9 million to nonperforming commercial real estate. The net decrease of $4.2 million in troubled debt restructurings at March 31, 2000, compared to June 30, 1999, is due primarily to the reclassification of a commercial troubled debt restructuring to nonperforming loan status.


The ratio of nonperforming loans and leases to total loans and leases decreased compared to June 30, 1999, due to the net increase in loans and leases at March 31, 2000, compared to June 30, 1999. The ratio of nonperforming assets to total assets decreased compared to June 30, 1999 due to the net decrease in total nonperforming assets and the net increase in total assets. The percentage of allowance for loan and lease losses to total loans and leases decreased compared to June 30, 1999, due primarily to the net decrease in the allowance for loan and lease losses over the same periods of time. The allowance for loan and lease losses to total nonperforming assets decreased at March 31, 2000 compared to June 30, 1999 due primarily to the net decrease in the allowance for loan and lease losses.

Loan Servicing Fees:
--------------------

Fees from loans serviced for other institutions totaled $6.7 million and $18.9 million for the three and nine months ended March 31, 2000 compared to $5.8 million and $17.1 million, respectively, for the three and nine months ended March 31, 1999. The amount of net revenue generated from loan servicing fees is primarily due to the average size of the Corporation's portfolio of mortgage loans serviced for other institutions and the level of rates for service fees collected partially offset by the amortization expense of mortgage servicing rights. The loan servicing fees category also includes fees collected for late loan payments. The net increase in comparing both the three and nine month periods to the last fiscal year periods is primarily due to a decrease in the amortization expense of mortgage servicing rights. The amount of amortization expense of mortgage servicing rights is determined, in part, by principal pay-downs of the mortgage loans in the servicing portfolio that are influenced by changes in interest rates.

Effective July 1, 1999, the amortization expense of mortgage servicing rights was reclassified from general and administrative expenses to a reduction of loan servicing fees. Such reclassification was primarily for presentation purposes to be more in line with other financial institutions. For the three and nine months ended March 31, 2000, gross loan servicing fees totaled $8.4 million and $25.8 million, respectively, compared to $8.6 million and $25.9 million, respectively, for the three and nine months ended March 31, 1999. At March 31, 2000 and 1999, the Corporation's mortgage servicing portfolio approximated $7.325 billion and $7.451 billion, respectively.

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

Retail Fees and Charges:
------------------------

Retail fees and charges totaled $10.4 million and $31.1 million, respectively, for the three and nine months ended March 31, 2000 compared to $8.9 million and $27.8 million, respectively, for the three and nine months ended March 31, 1999. Increases in certain checking account fees and related ancillary fees for overdraft and insufficient funds charges, VISA debit card fees and a reduction in the amount of waiver of retail fees are all attributable for the increases over the respective periods for fiscal year 1999.

Gain (Loss) on Sales of Loans:
------------------------------

The Corporation sold loans to third parties through its mortgage banking operations resulting in net pre-tax losses of $239,000 and $65,000, respectively, for the three months ended March 31, 2000 and 1999, and in net pre-tax gains of $2,000 and $3.5 million, respectively, for the nine months ended March 31, 2000. Loans sold totaled $235.6 million and $575.0 million, respectively, for the three months ended March 31, 2000 and 1999 and $577.2 million and $1.586 billion, respectively, for the nine months ended March 31, 2000 and 1999. Mortgage loans are generally sold in the secondary market with loan servicing retained and without recourse to the Corporation.

Gain on Sales of Securities:
----------------------------

During the three and nine months ended March 31, 2000, there were no sales of securities available for sale. The Corporation sold securities available for sale resulting in net pre-tax gains of $948,000 and $4.3 million, respectively, for the three and nine months ended March 31, 1999, on sales of mortgage-backed securities totaling $9.4 million and $235.6 million, respectively, acquired in the AmerUs acquisition.

Other Operating Income:
-----------------------

Other operating income totaled $6.4 million and $27.1 million, respectively, for the three and nine months ended March 31, 2000, compared to $6.0 million and $18.3 million, respectively, for the three and nine months ended March 31, 1999. The major components of other operating income are brokerage commissions, credit life and disability commissions, insurance commissions and leasing operations. The net increases for the three and nine months ended March 31, 2000 compared to the prior year periods are primarily attributable to the gain totaling $8.5 million on the sale of the Corporation's headquarters building on December 1, 1999 and to increases in credit life and disability and insurance commissions partially offset by the prior year nonrecurring gain of $1.1 million on the sale of a branch closed pursuant to the First Colorado Bancorp, Inc. merger.

General and Administrative Expenses:
------------------------------------

General and administrative expenses totaled $60.1 million and $187.9 million, respectively, for the three and nine months ended March 31, 2000, compared to $66.9 million and $179.1 million, respectively, for the three and nine months ended March 31, 1999.

The net decrease for the three months ended March 31, 2000 compared to March 31, 1999 is due to a $14.0 million charge recorded in the third quarter of fiscal year 1999 relating to the termination of three employee stock ownership plans acquired in mergers. Such amount represents the market value of unallocated shares distributed to plan participants upon the termination of these employee stock ownership plans. Regulatory insurance and assessments also decreased $614,000 from the three months ended March 31, 1999 due to rate reductions in the Financing Corporation (FICO) assessments of SAIF-insured deposits. These decreases were partially offset by net increases in the other categories of general and administrative expenses due, in part, to the Midland acquisition on March 1, 1999, which was accounted for under the purchase method of accounting and to data processing charges from increased utilization of computer systems.

For the nine months ended March 31, 2000, general and administrative expenses include restructure costs totaling $4.3 million recorded in this current fiscal year second quarter. The restructuring costs of $4.3 million reflect the expenses and charges pursuant to the sale and closing of 21 branches ($2.4 million) and the elimination of 121 positions ($1.9 million). General and administrative expenses are expected to decrease as a result of the implementation of this restructuring plan. Management expects such positive effects beginning in the third quarter and increasing through the fourth quarter of fiscal year 2000 with full realization of approximately $12.0 million anticipated for fiscal year 2001. See Note B "Restructure Costs" to the Notes to Consolidated Financial Statements for additional information. For the nine months ended March 31, 1999, general and administrative expenses include merger expenses totaling $30.1 million associated with the First Colorado Bancorp, Inc. acquisition and the termination of the three employee stock ownership plans.

The Midland acquisition, which was accounted for under the purchase method of accounting, contributed to the net increases in additional general and administrative expenses for the nine months ended March 31, 2000. The AmerUs acquisition, also accounted for as a purchase, contributed to a lesser extent to the net increases for the nine months ended March 31, 2000. These acquisitions result in increased personnel wages and benefits and costs of operating additional branches, as well as other expenses incurred on an indirect basis attributable to these acquisitions. General and administrative expenses also increased for the nine months ended March 31, 2000 compared to 1999 due to higher costs associated with the new data processing computer systems, higher item processing costs from the customer deposit delivery system implemented in the second quarter of last fiscal year and to decreases in deferred costs associated with loan originations due to lower loan origination volumes.

Amortization of Intangible Assets:
----------------------------------

Amortization of intangible assets totaled $3.7 million and $12.9 million, respectively, for the three and nine months ended March 31, 2000, compared to $4.4 million and $11.8 million, respectively, for the three and nine months ended March 31, 1999. In the quarter ended March 31, 2000, purchase accounting adjustments and the core value study relating to the Midland acquisition were finalized. The net increase for the nine months ended March 31, 2000 compared to March 31, 1999 is primarily due to the Midland acquisition consummated March 1, 1999.

Provision for Income Taxes:
---------------------------

For the three and nine months ended March 31, 2000, the provision for income taxes totaled $14.2 million and $43.4 million, respectively, compared to $18.1 million and $50.2 million, respectively, for the three and nine months ended March 31, 1999. The effective income tax rates for the three and nine months ended March 31, 2000 were 34.8% and 34.7%, respectively, compared to 52.8% and 44.5%, respectively, for the three and nine months ended March 31, 1999. The effective tax rates for all periods vary from the statutory rate primarily due to the nondeductibility of amortization of intangible assets in relation to the level of taxable income for the respective periods, increases in tax-exempt securities and, for the nine months ended March 31, 1999, to the nondeductibility of certain merger-related expenses and other nonrecurring charges.

Cumulative Effect of Change in Accounting Principle:
----------------------------------------------------

Effective July 1, 1999, the Corporation adopted the provisions of Statement of Position 98-5 "Reporting the Costs of Start-Up Activities" (SOP 98-5), which requires that costs of start-up activities and organizational costs be expensed as incurred. Prior to the adoption of this statement, these costs were capitalized and amortized over periods ranging from five to 25 years. The effect of adopting the provisions of SOP 98-5 was to record a charge of $1.776 million, net of an income tax benefit of $978,000, or $.03 per diluted share, as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations. These costs consist of organizational costs primarily associated with the creation of a real estate investment trust subsidiary and start-up costs of the proof of deposit department for processing customer transactions following the complete conversion of the Corporation's deposit system.

Year 2000:
----------

The year 2000 posed important business issues regarding how existing application software programs and operating systems, both internal and external, could accommodate this date value. The Corporation did not experience any data processing delays, mistakes or failures as a result of Year 2000 issues.

All of the significant computer programs of the Corporation that could have been affected by this problem were provided by major third party vendors. The Corporation completed the process of replacing/upgrading its computer systems and programs, as well as most equipment, in order to provide cost-effective and efficient delivery of services to its customers, information to management, and to provide additional capacity for processing information and transactions due to acquisitions. The total cost of the Year 2000 project is estimated to approximate $14.0 million funded through cash flows from operations. Most of the total project cost was capitalized since it involved the purchase of computer systems, programs and equipment. During the three and nine months ended March 31, 2000, approximately $92,000 and $712,000, respectively, was expensed that related to systems conversion costs, internal staff costs as well as consulting and other Year 2000 expenses. For fiscal year 1999, approximately $4.4 million was expensed relating to such items. In addition, during fiscal year 1998 the Corporation expensed $4.3 million due to accelerated amortization of certain computer systems and software necessitated by Year 2000 compliance and the related planned systems conversions. The adjusted carrying amount of these computer systems and software was depreciated until their disposal at the date of conversion.


                      Item 3. QUANTITATIVE AND QUALITATIVE
                      ------------------------------------
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------


Information as of March 31, 2000 concerning the Corporation's exposure to market risk, which has remained relatively unchanged from June 30, 1999, is incorporated by reference from the text under the caption "Market Risk" in the Form 10-K for the Corporation's fiscal year ended June 30, 1999.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 5.  Other Information
         -----------------

         On April 20, 2000, the Corporation announced that James A. Laphen, President and Chief Operating Officer, will retire effective December 31, 2000.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a). Exhibits:

              Exhibit 27.  Financial Data Schedules

         (b). Reports on Form 8-K:

              There were no reports filed on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    COMMERCIAL FEDERAL CORPORATION
                                    ------------------------------
                                    (Registrant)




Date:    May 12, 2000               /s/ William A. Fitzgerald
         ------------               ----------------------------------------
                                    William A. Fitzgerald, Chairman of the Board
                                    and Chief Executive Officer (Duly Authorized
                                    Officer)




Date:    May 12, 2000               /s/ Gary L. Matter
         ------------               ----------------------------------------
                                    Gary L. Matter, Senior Vice President,
                                    Controller and Secretary
                                    (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


Exhibit 27. Financial Data Schedules