Form 10-K
period 2000-06-30
COMMERCIAL FEDERAL CORP
filed 2000-09-28
CIK 744778

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ----------------

                                   FORM 10-K

  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended June 30, 2000, or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from        to
                                  -------    -------

                        Commission file number: 1-11515

                               ----------------

                         COMMERCIAL FEDERAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  Nebraska                          47-0658852
        (State or other jurisdiction             (I.R.S. Employer
      of incorporation or organization)         Identification No.)

   2120 South 72nd Street, Omaha, Nebraska            68124
  (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code: (402) 554-9200

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.01 Per Share            New York Stock Exchange
       (Title of Each Class)                 (Name of Each Exchange on Which
                                                       Registered)

        Securities registered pursuant to Section 12(g) of the Act: None

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the registrant's common stock as quoted on the New York Stock Exchange on September 20, 2000, was $879,388,086. As of September 20, 2000, there were issued and outstanding 54,983,365 shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

================================================================================

                         COMMERCIAL FEDERAL CORPORATION

                                FORM 10-K INDEX

                                                                           Page
                                                                           No.
                                                                           ----

 PART I   Item 1.  Business.............................................     3

          Item 2.  Properties...........................................    43

          Item 3.  Legal Proceedings....................................    43

          Item 4.  Submission of Matters to a Vote of Security Holders..    43

 PART II  Item 5.  Market for Commercial Federal Corporation's Common
                   Equity and Related Stockholder Matters...............    44

          Item 6.  Selected Financial Data..............................    45

          Item 7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..................    47

          Item 7A. Quantitative and Qualitative Disclosures About Market
                   Risk.................................................    68

          Item 8.  Financial Statements and Supplementary Data..........    68

          Item 9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure..................   121

 PART III Item 10. Directors and Executive Officers of Commercial
                   Federal Corporation..................................   121

          Item 11. Executive Compensation...............................   123

          Item 12. Security Ownership of Certain Beneficial Owners and
                   Management...........................................   132

          Item 13. Certain Relationships and Related Transactions.......   133

 PART IV  Item 14. Exhibits, Financial Statement Schedules, and Reports
                   on Form 8-K..........................................   133

 SIGNATURES..............................................................  134

                                     PART I

ITEM 1. BUSINESS

Forward Looking Statements

   This document contains certain statements that are not historical fact but are forward-looking statements that involve inherent risks and uncertainties. Management cautions readers that a number of important factors could cause actual results to differ materially from those in the forward looking statements. Factors that might cause a difference include, but are not limited to: fluctuations in interest rates, inflation, the effect of regulatory or government legislative changes, expected cost savings and revenue growth not fully realized, the progress of strategic initiatives and whether realized within expected time frames, general economic conditions, adequacy of allowance for credit losses, costs or difficulties associated with restructuring initiatives, technology changes and competitive pressures in the geographic and business areas where the company conducts its operations. These forward-looking statements are based on management's current expectations. Actual results in future periods may differ materially from those currently expected because of various risks and uncertainties.

General

   Commercial Federal Corporation (the "Corporation") was incorporated in the state of Nebraska on August 18, 1983, as a unitary non-diversified savings and loan holding company. The primary purpose of the Corporation was to acquire all of the capital stock of Commercial Federal Bank, a Federal Savings Bank (the "Bank") in connection with the Bank's 1984 conversion from mutual to stock ownership. A secondary purpose was to provide the structure to expand and diversify the Corporation's financial services to activities allowed by regulation to a unitary savings and loan holding company. The general offices of the Corporation are located at 2120 South 72nd Street, Omaha, Nebraska 68124.

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

   The assets of the Corporation, on an unconsolidated basis, substantially consist of 100% of the Bank's common stock. The Corporation has no significant independent source of income, and therefore depends almost exclusively on dividends from the Bank to meet its funding requirements. During the fiscal year ended June 30, 2000, the Corporation incurred interest expense on $50.0 million of subordinated extendible notes, $46.4 million of junior subordinated deferrable interest debentures, $65.3 million on an unsecured term note and $10.0 million on an unsecured revolving line of credit. Interest is payable monthly on the subordinated extendible notes and quarterly on the junior subordinated deferrable interest debentures, the term note and the line of credit. For additional information on the debt of the Corporation see Note 15 to the Consolidated Financial Statements that are under Item 8 of this Form 10-K Annual Report for the fiscal year ended June 30, 2000 (the "Report").

   The Corporation has been repurchasing its common stock since April 1999. For fiscal year 2000, the Corporation purchased and cancelled 3,773,500 shares of its common stock at a cost of $63.9 million. From April 1999 through June 30, 2000, the Corporation purchased and canceled 5,273,500 shares of its common stock at a cost of $100.1 million. The Corporation also pays operating expenses primarily for shareholder and stock related expenditures such as the annual report, proxy, corporate filing fees and assessments and certain costs directly attributable to the holding company. In addition, common stock cash dividends totaling $15.8 million, or $.275 per common share, were declared during fiscal year 2000.

   The Bank pays dividends to the Corporation on a periodic basis primarily to cover the amount of the principal and interest payments on the Corporation's debt, to fund the common stock repurchases and for the common stock cash dividends paid to the Corporation's shareholders. During fiscal year 2000 the Corporation received cash dividends totaling $117.8 million from the Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")--Liquidity and Capital Resources" under Item 7 of this Report.

   The Bank operates as a federally chartered savings institution with deposits insured primarily by the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a community banking institution offering commercial and consumer banking, mortgage banking and investment services. Acquisitions in fiscal years 1999 and 1998 allowed the Bank to further expand its commercial and consumer banking services, commercial and agricultural loans and business checking. These acquisitions created new customer franchises in Missouri and Minnesota and expanded the Bank's franchises in Iowa, Colorado, Nebraska and Kansas. The Bank has branches not only in traditional locations but also in supermarkets and convenience stores, more ATM outlets and expanded services in telephone bill paying and Internet banking. All loan origination activities are conducted through the Bank's branch office network, through the loan offices of Commercial Federal Mortgage Corporation ("CFMC"), its wholly-owned mortgage banking subsidiary, and through a nationwide correspondent network of mortgage loan originators. The Bank also provides insurance and securities brokerage and other retail financial services.

   The Corporation has identified two distinct lines of business operations for the purposes of management reporting: Community Banking and Mortgage Banking. The Community Banking segment involves a variety of traditional banking and financial services. The Mortgage Banking segment involves the origination and purchase of residential mortgage loans, the sale of these mortgage loans in the secondary mortgage market, the servicing of mortgage loans and the purchase and origination of rights to service mortgage loans.

   At June 30, 2000, the Corporation had assets of $13.8 billion and stockholders' equity of $988.0 million, and operated 255 branches located in Iowa (74), Colorado (44), Nebraska (44), Kansas (40), Oklahoma (22), Missouri
(20), Arizona (7) and Minnesota (4). The Bank is one of the largest retail financial institutions in the Midwest, and, based upon total assets at June 30, 2000, the Corporation was the 10th largest publicly-held thrift institution holding company in the United States. In addition, CFMC serviced a loan portfolio totaling $14.0 billion at June 30, 2000, with approximately $7.3 billion in loans serviced for third parties and $6.7 billion in loans serviced for the Bank. See "MD&A--General" under Item 7 of this Report.

   The operations of the Corporation are significantly influenced by general economic conditions, by inflation and changing prices, by the related monetary, fiscal and regulatory policies of the federal government and by the policies of financial institution regulatory authorities, including the Office of Thrift Supervision ("OTS"), the Board of Governors of the Federal Reserve System and the FDIC. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for mortgage and commercial financing, consumer loans and other types of loans, which, in turn, are affected by the interest rates at which such financings may be offered, the availability of funds, and other factors, such as the supply of housing for mortgage loans and regional economic situations.

   The Bank is a member of the Federal Home Loan Bank ("FHLB") of Topeka, which is one of the 12 regional banks comprising the FHLB System. The Bank is further subject to regulations of the Federal Reserve Board, which governs reserves required to be maintained against deposits and certain other matters. As a federally chartered savings bank, the Bank is subject to numerous restrictions on operations and investments imposed by applicable statutes and regulations. See "Regulation."

Recent Developments

 Key Strategic Initiatives

   On August 14, 2000 the Board of Directors approved and management announced a series of strategic initiatives aimed at increasing the overall operations of the Corporation. Key initiatives include:

  . A complete balance sheet review including the disposition of over $2.0 billion in low-yielding and higher risk investments and residential mortgage loans resulting in a pre-tax charge to earnings in the range of approximately $105 million to $125 million. The proceeds from this disposition are expected to be used to reduce high-cost borrowings by up to $1.0 billion, to repurchase additional shares of the Corporation's common stock with the remainder reinvested in lower risk securities with a predictable income stream.

  . A thorough assessment of the Bank's delivery and servicing systems to ensure the proper channels to achieve the growth potential and to maintain a high level of customer service.

  . The sale of the leasing company acquired as part of the February 1998 acquisition of Liberty is anticipated to result in a pre-tax charge to earnings of approximately $7.0 million.

  . Acceleration of the disposition of other real estate owned anticipated to result in a pre-tax charge to earnings of approximately $6.0 million.

  . A management restructuring to further streamline the organization and improve efficiencies as well as the appointment of a new chief operating officer.

  . A program to further strengthen the commercial lending portfolio by actively recruiting new lenders in order to accelerate the growth in loans experienced over the past year, while maintaining credit quality.

  . A change in the Corporation's year end from June 30 to December 31.

  . An expansion of the Corporation's common stock repurchase program by up to 10% of its outstanding shares, or approximately 5.5 million shares.

   Management anticipates to sell the approximate $2.0 billion in investments and mortgage loans, as well as the leasing portfolio, by December 31, 2000. The estimated pretax charges disclosed above reflect management's expectations given the current information available. The formal plan to achieve these strategic initiatives is in process. Management is currently identifying all significant actions to be taken and finalizing the expected timetable for completion. The total estimated exit costs and termination benefits have not been determined.

 Change In Year End

   On August 14, 2000, the Board of Directors approved a change in the Corporation's year end from June 30 to December 31. This change is effective for calendar year 2000. A December 31 year end allows the Corporation to be aligned with the financial industry from a reporting perspective and will facilitate comparisons with industry norms. The By-laws were amended to reflect this change in fiscal year. As a result, the Corporation's next annual meeting of shareholders is scheduled for May 8, 2001.

 Common Stock Repurchases

   Effective April 28, 1999, the Corporation's Board of Directors authorized the repurchase of up to five percent, or approximately 3,000,000 shares of the Corporation's outstanding common stock. This repurchase was completed on December 29, 1999. Effective December 27, 1999, the Corporation's Board of Directors authorized a second repurchase of up to 3,000,000 shares of the Corporation's outstanding stock over the next 18 months. During the year ended June 30, 2000, the Corporation purchased and cancelled 3,773,500 shares of its common stock at a cost of $63.9 million. Since the first repurchase was announced in April 1999, the Corporation purchased and cancelled a total of 5,273,500 shares through June 30, 2000, at a cost of approximately $100.1 million.

   From July 1, 2000, through August 25, 2000, the Corporation repurchased and cancelled an additional 726,500 shares of its common stock at a cost of approximately $12.3 million. This completes the second repurchase. On August 14, 2000, the Corporation's Board of Directors authorized the repurchase of up to 10% of its outstanding shares, or approximately 5,500,000 shares. This repurchase is anticipated to be completed no later than February 2002.

 Year 2000

   The year 2000 posed important business issues regarding how existing application software programs and operating systems, both internal and external, could accommodate this date value. The Corporation did not experience any data processing delays, mistakes or failures as a result of Year 2000 issues. For further information, see "MD&A--Year 2000" under Item 7 of this Report.

 Supervisory Goodwill Lawsuit

   On September 12, 1994, the Bank and the Corporation commenced litigation relating to supervisory goodwill against the United States in the United States Court of Federal Claims seeking to recover monetary relief for the government's refusal to honor certain contracts that it had entered into with the Bank. The suit alleges that such governmental action constitutes a breach of contract and an unlawful taking of property by the United States without just compensation or due process in violation of the Constitution of the United States. The Corporation and the Bank are pursuing alternative damage claims of up to approximately $230.0 million. The Bank also assumed a lawsuit in the merger with Mid Continent Bancshares, Inc., a fiscal year 1998 acquisition, against the United States also relating to a supervisory goodwill claim filed by the former company. The litigation status and process of these legal actions, as well as that of numerous actions brought by others alleging similar claims with respect to supervisory goodwill and regulatory capital credits, make the value of the claims asserted by the Bank (including the Mid Continent Bancshares, Inc. claim) uncertain as to their ultimate outcome, and contingent on a number of factors and future events which are beyond the control of the Bank, both as to substance, timing and the dollar amount of damages that may be awarded to the Bank and the Corporation if they finally prevail in this litigation.

 Regulatory Capital Compliance

   The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial position and results of operations. The regulations require the Bank to meet specific capital adequacy guidelines. Prompt Corrective Action provisions contained in the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") require specific capital ratios to be considered well-capitalized. At June 30, 2000, the Bank exceeded the minimum requirements for the well-capitalized category. As of June 30, 2000, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for Prompt Corrective Action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank's classification. See "Regulation--Regulatory Capital Requirements" and Note 19 to the Consolidated Financial Statements under Item 8 of this Report.

 Other Information

   Additional information concerning the general business of the Corporation during fiscal year 2000 is included in the following sections of this Report and under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to the Consolidated Financial Statements" under Item 8 of this Report. Additional information concerning the Bank's regulatory capital requirements and other regulations which affect the Corporation is included in the "Regulation" section of this Report.

Lending Activities

 General

   The Corporation's lending activities focus primarily on the origination of first mortgage loans for the purpose of financing or refinancing single-family residential properties, single-family residential construction loans, commercial real estate loans, consumer and home improvement loans. Consumer loans and commercial real estate loans have been emphasized during fiscal years 2000 and 1999. The origination activity of these loans has increased substantially over previous fiscal years. Residential construction lending has also increased over fiscal years 1999 and 1998. Residential loan origination activity, including activity through correspondents, was lower for fiscal year 2000 compared to fiscal years 1999 and 1998 due primarily to a larger volume of loan refinancing activity in prior years. See "Loan Originations."

   The functions of processing and servicing real estate loans, including responsibility for servicing the Corporation's loan portfolio, is conducted by CFMC, the Bank's wholly-owned mortgage banking subsidiary. The Corporation conducts loan origination activities primarily through its 255 branch office network to help increase the volume of single-family residential loan originations and take advantage of its extensive branch network. The Corporation's mortgage banking subsidiary has continued and will continue to originate real estate loans through the Corporation's branches, loan offices of CFMC and through its nationwide correspondent network.

   At June 30, 2000, the Corporation's total loan and mortgage-backed securities portfolio was $11.6 billion, representing over 84.3% of its $13.8 billion of total assets. The carrying value of mortgage-backed securities totaled $1.2 billion at June 30, 2000, representing 10.5% of the Corporation's total loan and mortgage-backed securities portfolio. The Corporation's total loan and mortgage-backed securities portfolio was secured primarily by real estate at June 30, 2000. Commercial real estate and land loans (collectively referred to as "income property loans") are secured by various types of commercial properties including office buildings, shopping centers, warehouses and other income producing properties. Commercial real estate lending increased in fiscal year 2000 and is expected to be a growth area for the Corporation in the future. The Corporation's single-family residential construction lending activity is primarily attributable to operations in Las Vegas, Nevada, Florida and in its primary market areas. Lending operations have continued in fiscal year 2000 in the Dallas/Fort Worth area that began in 1998 on a limited basis. Multi-family residential loans consist of loans secured by various types of properties, including townhomes, condominiums and apartment projects with more than four dwelling units.

   The Corporation has continued to moderately expand the agricultural business line in the markets it serves. Agricultural lending began in fiscal year 1998 for the Corporation as a result of its 1998 acquisitions. The agricultural lending is primarily for equipment, land and production. At June 30, 2000 agricultural business and agricultural real estate loans totaled $144.9 million. Another line of business acquired from a 1998 acquisition is lease financing that consists of the origination, servicing and securitization of commercial equipment leases. The type of equipment leased consisted primarily of office equipment and commercial equipment. The lease portfolio is being marketed for sale so no new leases were originated in fiscal year 2000. It is anticipated that a substantial portion of the leasing portfolio will be sold no later than December 31, 2000.

   The Corporation's primary area of loan production continues to be in the origination of loans secured by existing single-family residences. Adjustable-rate single-family residential loans are originated primarily for retention in the Corporation's loan portfolio to match more closely the repricing of the Corporation's interest-bearing liabilities as a result of changes in interest rates. Fixed-rate single-family residential loans are originated using underwriting guidelines, appraisals and documentation which are acceptable to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association("GNMA") and the Federal National Mortgage Association ("FNMA") to facilitate the sale of such loans to such agencies in the secondary market. The Corporation also originates fixed-rate single-family residential loans using internal lending policies in accordance with what management believes are prudent underwriting standards but which may not strictly adhere to FHLMC, GNMA and FNMA guidelines. Fixed-rate single-family residential loans are originated or purchased for the Corporation's loan portfolio if such loans have characteristics which are consistent with the Corporation's asset and liability goals and long-term interest rate yield requirements. At June 30, 2000, fixed-rate single-family residential loans decreased $124.8 million over last fiscal year to $4.195 billion compared to $4.320 billion at June 30, 1999. The adjustable-rate portfolio increased to $3.069 billion at June 30, 2000 compared to $2.412 billion at June 30, 1999.

   In fiscal year 1998 the Corporation initiated commercial and multi-family real estate lending with these loans secured by properties located within the Corporation's primary market areas. This lending activity increased in fiscal years 1999 and 2000. These loans, which are subject to prudent credit review and other underwriting standards and collection procedures, are expected to constitute a greater portion of the Corporation's lending business in the future.

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

   Regulatory guidelines generally limit loans and extensions of credit to one borrower. At June 30, 2000, all loans and leases were within the regulatory limitation of $244.1 million to one borrower.

Composition of Loan Portfolio

 The following table sets forth the composition of the Corporation's loan and mortgage-backed securities portfolios (including loans held for sale, leases and mortgage-backed securities available for sale) as of the dates indicated:

                                                                  June 30,
                      ------------------------------------------------------------------------------------------------
                             2000                1999                1998               1997               1996
                      ------------------- ------------------- ------------------ ------------------ ------------------
                        Amount    Percent   Amount    Percent   Amount   Percent   Amount   Percent   Amount   Percent
                      ----------- ------- ----------- ------- ---------- ------- ---------- ------- ---------- -------
                                                           (Dollars In Thousands)
Loan Portfolio
--------------
Conventional real
estate mortgage
loans:
 Loans on existing
 properties--
 Single-family
 residential......... $ 6,684,993   56.4% $ 6,268,958   57.8% $5,476,608   60.2% $5,142,629   57.7% $4,690,580   56.3%
 Multi-family
 residential.........     193,711    1.6      182,510    1.7     169,860    1.9     156,127    1.8     146,217    1.8
 Land................      30,138     .3      105,504     .9      22,582     .2      62,944     .7      52,279     .6
 Commercial real
 estate..............     985,008    8.3      756,412    7.0     494,325    5.4     499,575    5.6     469,901    5.6
                      -----------  -----  -----------  -----  ----------  -----  ----------  -----  ----------  -----
   Total.............   7,893,850   66.6    7,313,384   67.4   6,163,375   67.7   5,861,275   65.8   5,358,977   64.3
 Construction loans--
 Single-family
 residential.........     245,302    2.1      241,548    2.2     279,437    3.1     283,271    3.2     277,903    3.3
 Multi-family
 residential.........      51,845     .4       25,893     .2       2,979    --        6,320     .1       4,448     .1
 Land................     121,396    1.0          --     --        2,803    --       10,445     .1       3,115    --
 Commercial real
 estate..............     152,260    1.3       78,908     .8      40,479     .5      20,093     .2      21,678     .3
                      -----------  -----  -----------  -----  ----------  -----  ----------  -----  ----------  -----
   Total.............     570,803    4.8      346,349    3.2     325,698    3.6     320,129    3.6     307,144    3.7
FHA and VA loans.....     579,021    4.9      463,437    4.3     468,503    5.1     439,398    4.9     395,337    4.7
Mortgage-backed
securities...........   1,221,831   10.3    1,277,575   11.8   1,083,789   11.9   1,378,162   15.5   1,577,806   18.9
                      -----------  -----  -----------  -----  ----------  -----  ----------  -----  ----------  -----
   Total real estate
   loans.............  10,265,505   86.6    9,400,745   86.7   8,041,365   88.3   7,998,964   89.8   7,639,264   91.6
Consumer, leases and
other loans--
 Home improvement and
 other consumer
 loans...............   1,266,205   10.7    1,094,292   10.1     809,671    8.9     760,945    8.5     577,661    6.9
 Savings account
 loans...............      21,297     .2       19,125     .2      21,948     .2      19,516     .2      16,471     .2
 Leases..............      94,694     .8      122,704    1.1      73,395     .8      46,174     .5      33,236     .4
 Commercial loans ...     206,304    1.7      206,533    1.9     155,617    1.8      79,818    1.0      74,265     .9
                      -----------  -----  -----------  -----  ----------  -----  ----------  -----  ----------  -----
   Total consumer and
   other loans.......   1,588,500   13.4    1,442,654   13.3   1,060,631   11.7     906,453   10.2     701,633    8.4
                      -----------  -----  -----------  -----  ----------  -----  ----------  -----  ----------  -----
   Total loans....... $11,854,005  100.0% $10,843,399  100.0% $9,101,996  100.0% $8,905,417  100.0% $8,340,897  100.0%
                      ===========  =====  ===========  =====  ==========  =====  ==========  =====  ==========  =====

                           (Continued on next page)

                                                                  June 30,
                      -----------------------------------------------------------------------------------------------------
                             2000                 1999                 1998                1997                1996
                      -------------------- -------------------- ------------------- ------------------- -------------------
                        Amount     Percent   Amount     Percent   Amount    Percent   Amount    Percent   Amount    Percent
                      -----------  ------- -----------  ------- ----------  ------- ----------  ------- ----------  -------
                                                           (Dollars In Thousands)

Balance forward of
total loans.......... $11,854,005   100.0% $10,843,399   100.0% $9,101,996   100.0% $8,905,417   100.0% $8,340,897   100.0%
                      -----------   -----  -----------   -----  ----------   -----  ----------   -----  ----------   -----
Add (subtract):
 Unamortized
 premiums, net of
 discounts...........         170               10,138              14,161              17,805              16,757
 Unearned income.....     (16,730)             (22,543)            (13,253)                  *                   *
 Deferred loan costs
 (fees), net.........      26,374               11,809              24,178              (3,882)             (7,537)
 Loans in process....    (164,313)            (153,124)           (112,781)           (108,741)           (125,096)
 Allowance for loan
 and lease losses....     (70,556)             (80,419)            (64,757)            (60,929)            (59,577)
 Allowance for losses
 on mortgage-backed
 securities..........        (280)                (322)               (419)               (678)               (913)
                      -----------          -----------          ----------          ----------          ----------
Loan portfolio....... $11,628,670          $10,608,938          $8,949,125          $8,748,992          $8,164,531
                      ===========          ===========          ==========          ==========          ==========

----
* Not restated from a fiscal year 1998 acquisition accounted for as a pooling of interests.

 For additional information regarding the Corporation's loan and lease portfolio and mortgage-backed securities, see Notes 4, 5 and 6 to the Consolidated Financial Statements under Item 8 of this Report.

 The table below sets forth the geographic distribution of the Corporation's total real estate loan portfolio (excluding mortgage-backed securities, consumer loans, leases, and other loans and before any reduction for unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan fees, unearned income and allowance for loan and lease losses) as of the dates indicated:

                                                                    June 30,
                         ----------------------------------------------------------------------------------------------
                                2000               1999               1998               1997               1996
                         ------------------ ------------------ ------------------ ------------------ ------------------
         State             Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
         -----           ---------- ------- ---------- ------- ---------- ------- ---------- ------- ---------- -------
                                                             (Dollars In Thousands)
Colorado................ $1,647,963   18.2% $1,686,667   20.8% $1,710,256   24.6% $1,660,721   25.1% $1,569,553   25.9%
Nebraska................  1,073,664   11.9   1,014,198   12.5     985,906   14.2     937,025   14.2     929,982   15.3
Kansas..................    954,020   10.5     860,740   10.6     678,734    9.8     557,657    8.4     510,159    8.4
Iowa....................    818,293    9.0     737,677    9.1     676,099    9.7     618,177    9.3     500,986    8.3
Oklahoma................    459,315    5.1     382,474    4.7     318,198    4.6     264,710    4.0     229,563    3.8
Missouri................    380,653    4.2     329,985    4.1     185,282    2.7     175,900    2.7     181,174    3.0
Arizona.................    351,001    3.9     253,480    3.1     180,740    2.6     155,315    2.4     108,972    1.8
Georgia.................    302,929    3.3     232,128    2.9     227,971    3.3     235,665    3.6     217,957    3.6
Florida.................    268,492    3.0     242,972    3.0     123,528    1.8     116,881    1.8     111,770    1.8
Virginia................    240,818    2.7     206,814    2.5     161,793    2.3     140,498    2.1     123,806    2.0
Maryland................    208,833    2.3     183,460    2.2     157,180    2.3     138,886    2.1     112,160    1.9
Nevada..................    207,364    2.3     160,643    2.0     130,159    1.9     109,475    1.7      80,696    1.3
Texas...................    205,783    2.3     184,313    2.3     158,614    2.3     187,189    2.8     204,339    3.4
California..............    192,598    2.1     247,835    3.0     148,401    2.1     195,114    2.9     230,412    3.8
Massachusetts...........    188,500    2.1      62,233     .8      55,902     .8      68,061    1.0      44,300     .7
Ohio....................    143,992    1.6     122,146    1.5      93,325    1.3      76,049    1.1      47,396     .8
Illinois................    137,217    1.5     131,098    1.6     111,142    1.6      92,381    1.4      79,626    1.3
North Carolina..........    135,085    1.5     118,207    1.4      60,634     .9      69,465    1.0      31,601     .5
Minnesota...............    125,979    1.4      92,964    1.1      62,765     .9      63,885    1.0      42,144     .7
Alabama.................    125,767    1.4      90,675    1.1      50,285     .7      37,653     .6      39,544     .7
Washington..............    113,932    1.3      93,956    1.2      91,670    1.3      91,054    1.4      64,967    1.1
Connecticut.............     83,567     .9      71,696     .9      64,975     .9      72,154    1.1      75,946    1.3
New Jersey..............     71,352     .8      82,068    1.0      98,061    1.4     107,022    1.6     113,824    1.9
Indiana.................     63,255     .7      66,727     .8      40,357     .6      34,689     .5      27,191     .4
Michigan................     55,349     .6      29,505     .4      38,495     .5      46,762     .7      46,650     .8
Utah....................     53,060     .6      39,336     .5      25,444     .4      20,729     .3      18,815     .3
Pennsylvania............     51,811     .6      55,130     .7      59,083     .8      68,728    1.0      59,943    1.0
New York................     31,548     .3      39,146     .5      38,382     .5      48,395     .7      38,794     .6
Other States............    351,534    3.9     304,897    3.7     224,195    3.2     230,562    3.5     219,188    3.6
                         ----------  -----  ----------  -----  ----------  -----  ----------  -----  ----------  -----
                         $9,043,674  100.0% $8,123,170  100.0% $6,957,576  100.0% $6,620,802  100.0% $6,061,458  100.0%
                         ==========  =====  ==========  =====  ==========  =====  ==========  =====  ==========  =====

   The following table presents the composition of the Corporation's total real estate portfolio (excluding mortgage-backed securities, consumer loans, leases and other loans and before any reduction for unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan fees, unearned income and allowance for loan and lease losses) by state and property type at June 30, 2000:

                         Conventional   FHA/VA
                         Residential  Residential  Multi-     Land                Commercial              % of
         State            1-4 Units      Loans     Family    Loans    Sub Total     Loans       Total     Total
         -----           ------------ ----------- --------  --------  ----------  ----------  ----------  -----
                                                        (Dollars in Thousands)

Colorado................  $1,248,541   $ 15,037   $ 81,350  $ 12,244  $1,357,172  $  290,791  $1,647,963   18.2%
Nebraska................     884,071     87,348     23,836    14,605   1,009,860      63,804   1,073,664   11.9
Kansas..................     659,477    155,015     16,843     3,355     834,690     119,330     954,020   10.5
Iowa....................     538,894     23,382     45,344    33,122     640,742     177,551     818,293    9.0
Oklahoma................     322,380     33,703     17,380     4,566     378,029      81,286     459,315    5.1
Missouri................     226,835     28,774      7,664     5,746     269,019     111,634     380,653    4.2
Arizona.................     223,648     12,074      4,346    21,765     261,833      89,168     351,001    3.9
Georgia.................     256,599     27,549        --        --      284,148      18,781     302,929    3.3
Florida.................     245,990      8,461        430       --      254,881      13,611     268,492    3.0
Virginia................     217,979     22,839        --        --      240,818         --      240,818    2.7
Maryland................     165,760     43,073        --        --      208,833         --      208,833    2.3
Nevada..................      55,276      4,076     11,190    53,732     124,274      83,090     207,364    2.3
Texas...................     123,589     21,170     23,429       --      168,188      37,595     205,783    2.3
California..............     175,479      4,445        419       128     180,471      12,127     192,598    2.1
Massachusetts...........     188,444         56        --        --      188,500         --      188,500    2.1
Ohio....................     137,008      5,989        --        --      142,997         995     143,992    1.6
Illinois................     122,146      7,955        --      2,003     132,104       5,113     137,217    1.5
North Carolina..........     131,272      1,738        947       --      133,957       1,128     135,085    1.5
Minnesota...............     105,835      4,050      6,246       268     116,399       9,580     125,979    1.4
Alabama.................     107,973     17,794        --        --      125,767         --      125,767    1.4
Washington..............     103,084      8,360        --        --      111,444       2,488     113,932    1.3
Connecticut.............      83,460        107        --        --       83,567         --       83,567     .9
New Jersey..............      69,775      1,577        --        --       71,352         --       71,352     .8
Indiana.................      49,541     13,581        --        --       63,122         133      63,255     .7
Michigan................      52,099      3,200        --        --       55,299          50      55,349     .6
Utah....................      44,420      7,317      1,323       --       53,060         --       53,060     .6
Pennsylvania............      49,149      2,662        --        --       51,811         --       51,811     .6
New York................      28,872        198        --        --       29,070       2,478      31,548     .3
Other States............     312,699     17,491      4,809       --      334,999      16,535     351,534    3.9
                          ----------   --------   --------  --------  ----------  ----------  ----------  -----
 Total..................  $6,930,295   $579,021   $245,556  $151,534  $7,906,406  $1,137,268  $9,043,674  100.0%
                          ==========   ========   ========  ========  ==========  ==========  ==========  =====
   % of Total...........        76.6%       6.4%       2.7%      1.7%       87.4%       12.6%      100.0%
                          ==========   ========   ========  ========  ==========  ==========  ==========

 Contractual Principal Repayments

   The following table sets forth certain information at June 30, 2000, regarding the dollar amount of all loans, leases and mortgage-backed securities maturing in the Corporation's portfolio based on contractual terms to maturity. This repayment information excludes scheduled payments or an estimate of possible prepayments. Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less. Since prepayments significantly shorten the average life of loans, leases and mortgage-backed securities, management believes that the following table will bear little resemblance to what will be the actual repayments of the loans, leases and mortgage-backed securities portfolios. Loan and lease balances have not been reduced for (1) unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan fees and allowance for loan and lease losses or (2) nonperforming loans and leases.

                                         Due During the Year Ended June 30,
                                     ------------------------------------------
                                       2001   2002-2005  After 2005    Total
                                     -------- ---------- ---------- -----------
                                                   (In Thousands)
Principal Repayments
--------------------
Real estate loans:
  Single-family residential (1)--
    Fixed-rate...................... $ 44,700 $  280,554 $3,870,095 $ 4,195,349
    Adjustable-rate.................    4,705     21,482  3,042,478   3,068,665
  Multi-family residential, land and
   commercial real estate--
    Fixed-rate......................   31,467    235,661    236,275     503,403
    Adjustable-rate.................   34,779    109,134    561,541     705,454
                                     -------- ---------- ---------- -----------
                                      115,651    646,831  7,710,389   8,472,871
                                     -------- ---------- ---------- -----------
Construction loans:
  Fixed-rate........................  103,821     34,239        830     138,890
  Adjustable-rate...................  414,428     13,728      3,757     431,913
                                     -------- ---------- ---------- -----------
                                      518,249     47,967      4,587     570,803
                                     -------- ---------- ---------- -----------
Mortgage-backed securities:
  Fixed-rate........................   35,613     92,063    703,488     831,164
  Adjustable-rate...................    7,454     35,109    348,104     390,667
                                     -------- ---------- ---------- -----------
                                       43,067    127,172  1,051,592   1,221,831
                                     -------- ---------- ---------- -----------
Consumer, leases and other loans:
  Fixed-rate........................  174,703    687,411    530,084   1,392,198
  Adjustable-rate...................   62,888     28,829    104,585     196,302
                                     -------- ---------- ---------- -----------
                                      237,591    716,240    634,669   1,588,500
                                     -------- ---------- ---------- -----------
Principal repayments................ $914,558 $1,538,210 $9,401,237 $11,854,005
                                     ======== ========== ========== ===========

--------
(1) Includes conventional mortgage loans, FHA and VA loans.

   Scheduled contractual principal repayments do not reflect the actual maturities of the assets. The average maturity of loans is substantially less than their average contractual terms. This is due primarily to prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Corporation the right to declare a loan immediately due and payable in the event that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan rates. Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid.

   The following table sets forth the amount of all loans, leases and mortgage-backed securities due after June 30, 2001 (July 1, 2001, and thereafter), which have fixed interest rates and those which have adjustable interest rates. These loans, leases and mortgage-backed securities have not been reduced for (1) unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan fees and allowance for loan and lease losses or (2) nonperforming loans and leases.

                                                         Adjustable
                                              Fixed-Rate    Rate       Total
                                              ---------- ---------- -----------
                                                       (In Thousands)
Real estate loans:
  Single-family residential.................. $4,150,649 $3,063,960 $ 7,214,609
  Multi-family residential, land and
   commercial................................    471,936    670,675   1,142,611
Construction loans...........................     35,069     17,485      52,554
Mortgage-backed securities...................    795,551    383,213   1,178,764
Consumer, leases and other loans.............  1,217,495    133,414   1,350,909
                                              ---------- ---------- -----------
  Principal repayments due after June 30,
   2001...................................... $6,670,700 $4,268,747 $10,939,447
                                              ========== ========== ===========

Loan Originations

 Residential Loans

   The Corporation, through its 255 branch network and CFMC's loan offices and nationwide correspondent network, originates and purchases both fixed-rate and adjustable-rate mortgage loans secured by single-family units. Such residential mortgage loans are either:

  . conventional mortgage loans which comply with the requirements for sale to, or conversion into securities issued by, FNMA or FHLMC ("conventional conforming loans"),

  . mortgage loans which exceed the maximum loan amount allowed by FNMA or FHLMC, but which otherwise generally comply with FNMA and FHLMC loan requirements ("conventional nonconforming loans") or

  . FHA/VA loans which qualify for sale in the form of securities guaranteed by GNMA.

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

   Fixed-rate residential mortgage loans generally are originated with terms of 15 and 30 years and are amortized on a monthly basis with principal and interest due each month. Adjustable-rate residential mortgage loans are also originated with terms of 15 and 30 years. However, certain adjustable-rate loans contain provisions which permit the borrower, at the borrower's option, to convert at certain periodic intervals over the life of the loan to a long-term fixed-rate loan. The adjustable-rate loans currently have interest rates which are scheduled to adjust at six, 12, 24 or 36 month intervals based upon various indices, including the Treasury Constant Maturity Index or the Eleventh District Federal Home Loan Bank Cost of Funds Index. The amount of any such interest rate increase is limited to one or two percentage points annually and four to six percentage points over the life of the loan. Certain adjustable-rate loans are also offered which have interest rates fixed over annual periods ranging from two through seven years, and also ten year loans, with such loans repricing annually after the fixed interest-rate term. Adjustable-rate loans are primarily offered at the fully indexed contractual rate. The Corporation applies its underwriting criteria to such loans based on the amount of the loan for which the borrower could qualify at the indexed rate. At June 30, 2000, approximately .70%, or $48.4 million, of the Corporation's residential real estate loan portfolio was 90 days or more delinquent.

 Residential Construction Loans

   During fiscal years 2000, 1999 and 1998, the Corporation originated $608.1 million, $475.1 million and $350.5 million, respectively, of residential construction loans. The Corporation conducts its single-family residential construction lending operations predominantly in its primary market areas, Las Vegas, Nevada, Florida, and, on a limited basis, Dallas/Fort Worth, Texas. The residential construction lending operations, which loans are subject to prudent credit review and other underwriting standards and procedures, are expected to increase from fiscal year 2000. At June 30, 2000, approximately .21%, or $618,000, of the Corporation's residential construction loan portfolio was 90 days or more delinquent.

   Construction financing is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the total estimated cost, including interest. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Corporation may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, the Corporation may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

 Commercial Real Estate and Land Loans

   The Corporation originated commercial real estate loans totaling $347.0 million, $280.7 million and $191.2 million, respectively, during fiscal years 2000, 1999 and 1998. Commercial real estate lending entails significant additional risks compared with residential real estate lending. These additional risks are due to larger loan balances which are more sensitive to economic conditions, business cycle downturns and construction related risks. The payment of principal and interest due on the Corporation's commercial real estate loans is substantially dependent upon the performance of the projects securing the loans. As an example, to the extent that the occupancy and rental rates are not high enough to generate the income necessary to make payments, the Corporation could experience an increased rate of delinquency and could be required either to declare the loans in default and foreclose upon the properties or to make concessions on the terms of the repayment of the loans. At June 30, 2000, approximately .20%, or $2.6 million of the Corporation's commercial real estate and land loans were 90 days or more delinquent.

   The aggregate amount of loans which a federal savings institution may make on the security of liens on nonresidential real property may not exceed 400.0% of the institution's total risk-based capital as determined under current regulatory capital standards. This limitation totaled approximately $3.846 billion at June 30, 2000, compared to $1.289 billion of commercial real estate and land loans outstanding at June 30, 2000. This restriction has not and is not expected to materially affect the Corporation's business.

 Consumer Loans

   Federal regulations permit federal savings institutions to make secured and unsecured consumer loans up to 35.0% of an institution's total regulatory assets. In addition, a federal savings institution has lending authority above the 35.0% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and savings account secured loans. Consumer loans originated by the Corporation are primarily second mortgage loans, loans to depositors on the security of their savings accounts and loans secured by automobiles. The Corporation has increased its secured consumer lending activities in order to meet its customers' financial needs and will continue to increase such lending activities in the future in its primary market areas.

   Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Corporation, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. At June 30, 2000, approximately .21%, or $2.7 million, of the Corporation's consumer loans are 90 days or more delinquent.

 Loan Sales

   In addition to originating loans for its portfolio, the Corporation, through its mortgage banking subsidiary, participates in secondary mortgage market activities by selling whole and securitized loans to institutional investors or other financial institutions with the Corporation generally retaining the right to service such loans. Substantially all of the Corporation's secondary mortgage market activity is with GNMA, FNMA and FHLMC. Conventional conforming loans are either sold for cash as individual whole loans to FNMA or FHLMC, or pooled in exchange for securities issued by FNMA or FHLMC which are then sold to investment banking firms.

   FHA/VA loans are originated or purchased by the Corporation's mortgage banking subsidiary and, either are retained for the Corporation's real estate loan portfolio, or are pooled to form GNMA securities which are subsequently sold to investment banking firms, or are sold to the Bank and retained in the Corporation's mortgage-backed securities held for investment portfolio.

   During fiscal years 2000, 1999 and 1998, the Corporation sold an aggregate of $762.1 million, $2.0 billion and $1.2 billion, respectively, in mortgage loans resulting in a net loss of $110,000 in fiscal year 2000 and in net gains of $3.4 million and $3.1 million, respectively, in fiscal years 1999 and 1998. Of the amount of mortgage loans sold during fiscal year 2000, $742.4 million were sold in the secondary market, of which 55.2% were converted into GNMA securities, 43.4% were sold directly to FNMA or FHLMC for cash or were exchanged for securities issued by FNMA or FHLMC, and the remaining were sold to other institutional investors. At June 30, 2000, the carrying value of loans held for sale totaled $183.4 million. The net gains recorded in fiscal years 1999 and 1998 are attributable to the relatively stable interest rate environments over the respective periods.

   Mortgage loans are generally sold in the secondary mortgage market without recourse to the Corporation in the event of borrower default, subject to certain limitations applicable to VA loans. Historical losses realized by the Corporation as a result of limitations applicable to VA loans have been immaterial on an annual basis. However, in connection with a 1987 acquisition of a financial institution, the Bank assumed agreements providing for recourse in the event of default on obligations transferred in connection with sales of certain securities by such institution. At June 30, 2000, the remaining balance of such loans sold with recourse totaled $12.2 million.

   Set forth below is a table showing the Corporation's loan, lease and mortgage-backed securities activity for the three fiscal years ended June 30 as indicated:

                                                 2000       1999       1998
                                              ---------- ---------- ----------
                                                       (In Thousands)
Loans Originated:
Real estate loans--
  Residential loans.......................... $  672,295 $1,287,556 $1,476,982
  Construction loans.........................    608,145    475,073    350,475
  Commercial real estate and land loans......    346,979    280,723    191,167
  Commercial loans and leases................  1,289,878    996,948    795,226
                                              ---------- ---------- ----------
    Loans and leases originated.............. $2,917,297 $3,040,300 $2,813,850
                                              ========== ========== ==========
Loans Purchased:
Conventional mortgage loans--
  Residential loans.......................... $1,697,395 $2,323,781 $1,276,846
  Bulk loan purchases........................    207,494    613,503    232,353
  Commercial loans...........................     51,267      5,311        --
Mortgage-backed securities...................    160,073    664,665     40,758
                                              ---------- ---------- ----------
    Loans purchased.......................... $2,116,229 $3,607,260 $1,549,957
                                              ========== ========== ==========
Loans Securitized:
Conventional mortgage loans securitized into
 mortgage-backed securities.................. $   42,635 $   20,773 $  161,189
                                              ========== ========== ==========
Acquisitions:
Residential real estate loans................ $      --  $  560,521 $   39,469
Consumer and other loans.....................        --     616,755     73,703
Mortgage-backed securities...................        --      87,231     17,054
                                              ---------- ---------- ----------
    Loans from acquisitions.................. $      --  $1,264,507 $  130,226
                                              ========== ========== ==========
Loans Sold:
Conventional mortgage loans.................. $  762,070 $1,955,384 $1,175,152
Mortgage-backed securities...................        --     205,904    118,705
                                              ---------- ---------- ----------
    Loans sold............................... $  762,070 $2,161,288 $1,293,857
                                              ========== ========== ==========

 Loan Servicing for Other Institutions

   The Corporation, through its mortgage banking subsidiary, services substantially all of the mortgage loans that it originates and purchases (whether retained for the Bank's portfolio or sold in the secondary market), thereby generating ongoing loan servicing fees. The Corporation also periodically purchases mortgage servicing rights. At June 30, 2000, the Bank's mortgage banking subsidiary was servicing approximately 118,000 loans and participations for others with principal balances aggregating $7.271 billion, compared to 122,800 loans with principal balances totaling $7.449 billion at June 30, 1999. At June 30, 2000, adjustable-rate mortgage loans represented 11.2% of the aggregate dollar amount of loans in the servicing portfolio.

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

   The Corporation receives fees for servicing mortgage loans for others, ranging generally from .25% to .53% per annum on the declining principal balances of the loans. The average service fee collected by the

Corporation was .39% and .39%, respectively, for fiscal years 2000 and 1999. The Corporation's servicing portfolio is subject to reduction primarily by reason of normal amortization and prepayment of outstanding mortgage loans. In general, the value of the Corporation's loan servicing portfolio may also be adversely affected as mortgage interest rates decline and loan prepayments increase. It is expected that income generated from the Corporation's loan servicing portfolio also will decline in such an environment. This negative effect on the Corporation's income may be offset somewhat by a rise in origination and servicing fee income attributable to new loan originations, which historically have increased in periods of low mortgage interest rates. The weighted average mortgage loan note rate of the Corporation's servicing portfolio at June 30, 2000, was 7.54% compared to 7.48% at June 30, 1999.

   At June 30, 1999, approximately 95.6% of the Corporation's mortgage servicing portfolio for other institutions was covered by servicing agreements pursuant to the mortgage-backed securities programs of GNMA, FNMA and FHLMC. Under these agreements, the Corporation may be required to advance funds temporarily to make scheduled payments of principal, interest, taxes or insurance if the borrower fails to make such payments. Although the Corporation cannot charge any interest on such advance funds, the Corporation typically recovers the advances within a reasonable number of days upon receipt of the borrower's payment, or in the absence of such payment, advances are recovered through FHA insurance or VA guarantees or FNMA or FHLMC reimbursement provisions in connection with loan foreclosures. During fiscal year 2000, the average amount of funds advanced by the Corporation pursuant to servicing agreements was approximately $2.2 million.

 Interest Rates and Loan Fees

   Interest rates charged by the Corporation on its loans are primarily determined by secondary market yield requirements and competitive loan rates offered in its lending areas. In addition to interest earned on loans, the Corporation receives loan origination fees for originating certain loans. These fees are a percentage of the principal amount of the mortgage loan and are charged to the borrower.

 Loan Commitments

   At June 30, 2000, the Corporation had issued commitments of $611.2 million, excluding undisbursed portion of loans in process, to fund and purchase loans. These commitments are generally expected to settle within three months following June 30, 2000. These outstanding loan commitments to extend credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation anticipates that normal amortization and prepayments of loan and mortgage-backed security principal will be sufficient to fund these loan commitments. See "MD&A-- Liquidity and Capital Resources" under Item 7 of this Report.

 Collection Procedures

   If a borrower fails to make required payments on a loan, the Corporation generally will take immediate action to satisfy its claim against the security for the loan. If a delinquency cannot otherwise be cured, the Corporation records a notice of default and commences foreclosure proceedings. When a trustee sale is held, the Corporation generally acquires title to the property. The property may then be sold for cash or with financing conforming to normal loan requirements, or it may be sold or financed with a "loan to facilitate" involving terms more favorable to the borrower than those permitted by applicable regulations for new loans.

Asset Quality

 Nonperforming Assets

   Loans are reviewed on a regular basis and are placed on a nonaccruing status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on a nonaccruing status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on nonaccruing status is charged against interest income. Subsequent payments are applied to the outstanding principal balance until such time as the loan is removed from nonaccruing status.

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

   A troubled debt restructuring is a loan on which the Corporation, for reasons related to the debtor's financial difficulties, grants a concession to the debtor, such as a reduction in the loan's interest rate, a reduction in the face amount of the debt, or an extension of the maturity date of the loan, that the Corporation would not otherwise consider. A loan classified as a troubled debt restructuring may be reclassified as current if such loan has returned to a performing status at a market rate of interest for at least 8 to 12 months, the loan-to-value ratio is 80.0% or less, the cash flows generated from the collateralized property support the loan amount subject to minimum debt service coverage as defined and overall applicable economic conditions are favorable. Such loan balance decreased to $5.4 million at June 30, 2000, compared to $9.7 million at June 30, 1999 and remains low compared to prior fiscal years. The decrease comparing June 30, 2000 to June 30, 1999 is due primarily to the reclassification of $3.2 million and $1.1 million, respectively, of troubled debt restructurings to nonperforming loan status and current loan status. The increase at June 30, 1999 compared to June 30, 1998 is due primarily to the addition of 13 loans classified commercial troubled debt restructurings.

   The Corporation's nonperforming assets totaled $100.1 million at June 30, 2000, a decrease of $2.9 million, or 2.8%, compared to June 30, 1999, primarily as a result of net decreases of $5.0 million in nonperforming loans and leases and $4.3 million in troubled debt restructurings offset by a net increase of $6.4 million in real estate. For a discussion of the major components of the $2.9 million decrease in nonperforming assets during the fiscal year ended June 30, 2000, compared to June 30, 1999 see "MD&A--Provision for Loan Losses and Real Estate Operations" under Item 7 of this Report.

   The following table sets forth information with respect to the Bank's nonperforming assets at June 30 as follows:

                                    2000      1999     1998     1997     1996
                                  --------  --------  -------  -------  -------
                                           (Dollars in Thousands)
Loans and leases accounted for
 on a nonaccrual basis:(1)
  Real estate--
    Residential.................  $ 48,996  $ 49,061  $43,212  $37,506  $38,164
    Commercial..................     2,550    12,220    1,369      905    2,649
  Consumer, other loans and
   leases.......................    13,466     8,734    4,785    4,322    1,660
                                  --------  --------  -------  -------  -------
      Total.....................    65,012    70,015   49,366   42,733   42,473
                                  --------  --------  -------  -------  -------
  Accruing loans which are
   contractually past due 90
   days or more.................       --        --       --       894      144
                                  --------  --------  -------  -------  -------
Total nonperforming loans and
 leases.........................    65,012    70,015   49,366   43,627   42,617
                                  --------  --------  -------  -------  -------
Real estate:
  Commercial....................    12,862     8,880    8,465    9,631   10,970
  Residential...................    16,803    14,384    8,821    9,759    5,014
  Other.........................       --        --       480      147      253
                                  --------  --------  -------  -------  -------
      Total.....................    29,665    23,264   17,766   19,537   16,237
                                  --------  --------  -------  -------  -------
Troubled debt restructurings:(2)
  Commercial....................     5,259     9,534    3,524    9,489   14,533
  Residential...................       172       195      778    1,126    1,052
                                  --------  --------  -------  -------  -------
      Total.....................     5,431     9,729    4,302   10,615   15,585
                                  --------  --------  -------  -------  -------
Nonperforming assets............  $100,108  $103,008  $71,434  $73,779  $74,439
                                  ========  ========  =======  =======  =======
Nonperforming loans and leases
 to total loans and leases(3)...       .61%      .73%     .62%     .58%     .63%
Nonperforming assets to total
 assets.........................       .73%      .81%     .69%     .73%     .80%
Allowance for loan and lease
 losses:
  Loans and leases..............  $ 69,347  $ 73,916  $56,295  $50,120  $46,812
  Bulk purchased loans(4).......     1,209     6,503    8,462   10,809   12,765
                                  --------  --------  -------  -------  -------
      Total.....................  $ 70,556  $ 80,419  $64,757  $60,929  $59,577
                                  ========  ========  =======  =======  =======
Allowance for bulk purchased
 loan losses to bulk purchased
 loans(4).......................       .52%     2.27%    2.18%    2.19%    2.22%
Allowance for loan and lease
 losses to total loans and
 leases (less bulk purchased
 loans).........................       .67%      .80%     .74%     .71%     .76%
Allowance for loans and lease
 losses to total loans and
 leases(3)......................       .66%      .84%     .81%     .81%     .88%
Allowance for loan and lease
 losses to total nonperforming
 assets.........................     70.48%    78.07%   90.65%   82.58%   80.03%
Allowance for loan and lease
 losses to total nonperforming
 loans and leases (less
 nonperforming bulk purchased
 loans)(5)......................    106.67%   128.74%  165.64%  197.89%  188.63%

                            (Footnotes on next page)

--------
(1) During fiscal years 1997 and 1996, the Corporation recorded interest income totaling $49,000 and $51,000, respectively, on accruing loans contractually past due 90 days or more. During fiscal years 2000, 1999 and 1998, no interest income was recorded. Had these nonaccruing loans been current in accordance with their original terms and outstanding throughout this fiscal year or since origination, the Corporation would have recorded gross interest income on these loans totaling $3.8 million, $4.2 million, $4.3 million, $3.7 million and $3.3 million (excluding acquisitions during fiscal years 1999 and 1998 accounted for as pooling of interests), respectively, during fiscal years 2000, 1999, 1998, 1997 and 1996.
(2) During fiscal years 2000, 1999, 1998, 1997 and 1996, the Corporation recognized interest income on loans classified as troubled debt restructurings aggregating $430,000, $470,000, $380,000, $852,000, and $1.3 million, respectively, whereas under their original terms the Corporation would have recognized interest income of $444,000, $475,000, $499,000, $1.1 million, and $1.6 million, respectively. At June 30, 2000, the Corporation had no material commitments to lend additional funds to borrowers whose loans were subject to troubled debt restructuring.
(3) Based on the total balance of loans and leases receivable (before any reduction for unamortized discounts net of premiums, undisbursed loan proceeds, deferred loan fees and allowance for loan and lease losses) at the respective dates.
(4) At June 30, 2000, 1999, 1998, 1997 and 1996 $1.2 million, $6.5 million,
    $8.5 million, $10.8 million and $12.8 million, respectively, of allowance for loan losses for bulk purchased loans, which had been allocated from the amount of net discounts associated with the Corporation's purchase of these loans is included in the total allowance for loan losses to provide for the credit risk associated with these bulk purchased loans, which had balances of $230.6 million, $286.4 million, $388.5 million, $494.6 million and $574.4 million, respectively, at June 30, 2000, 1999, 1998, 1997 and 1996.
    These allowances are available only to absorb losses associated with the respective bulk purchased loans and are not available to absorb losses from other loans.
(5) There were no nonperforming bulk purchased loans at June 30, 2000, but approximated $12.6 million, $15.4 million, $18.3 million and $17.8 million, respectively, at June 30, 1999, 1998, 1997 and 1996. The allowance for loan losses associated with the total bulk purchased loans has been excluded from this calculation since this allowance is not available to absorb the losses associated with other loans in the portfolio.

   The geographic concentration of nonperforming loans and leases at June 30 was as follows:

                 State                    2000    1999    1998    1997    1996
                 -----                   ------- ------- ------- ------- -------
                                                     (In Thousands)
Iowa.................................... $12,890 $ 6,111 $ 4,013 $ 3,477 $ 2,052
Kansas..................................   5,484  15,552   6,030   2,973   2,496
Maryland................................   4,261   2,712   2,258   1,623   1,548
Florida.................................   4,244   4,356   1,502   1,389     891
Nebraska................................   3,287   2,455   2,595   2,629   2,352
Oklahoma................................   2,653   3,568   3,178   2,303   1,496
Georgia.................................   2,640   2,752   2,127   2,601   3,389
Colorado................................   2,607   2,646   4,065   2,717   5,131
Virginia................................   2,476   1,691   1,479     656     880
Ohio....................................   2,459   1,818     722     342     348
California..............................   2,301   3,988   3,377   3,206   4,624
Nevada..................................   1,822   1,651   1,198     438     648
Texas...................................   1,814   1,378   2,028   3,274   3,290
Alabama.................................   1,684     863   1,307     510     517
Missouri................................   1,455   3,241   1,944   2,402   2,018
North Carolina..........................   1,172     907     293     392     205
Illinois................................   1,024   1,325   1,579   1,754   1,158
New Jersey..............................   1,010   1,414   1,277   1,060   1,069
Pennsylvania............................     881     844     852     855     663
Michigan................................     776     725     310     142     628
New York................................     771     686     671     606     447
Arizona.................................     751     450   1,195     973     469
Washington..............................     509     690     182     449     647
Minnesota...............................     355     590   1,004     610     117
Connecticut.............................     280     605     752     860     739
Other States............................   5,406   6,997   3,428   5,386   4,795
                                         ------- ------- ------- ------- -------
    Nonperforming loans and leases...... $65,012 $70,015 $49,366 $43,627 $42,617
                                         ======= ======= ======= ======= =======

   Nonperforming loans and leases totaled $65.0 million at June 30, 2000, and consisted of 1,545 loans with an average balance of $42,079. Such loans and leases consisted of $2.6 million (15 loans) collateralized by commercial real estate, $48.4 million (780 loans) collateralized by residential real estate, $618,000 (6 loans) collateralized by residential construction real estate, $4.4 million (550 loans) of consumer loans, $7.1 million (167 loans) of commercial and other operating loans and leases and $1.9 million (27 loans) of agribusiness loans.

   The geographic concentration of nonperforming real estate at June 30 was as follows:

               State                 2000     1999     1998     1997     1996
               -----                -------  -------  -------  -------  -------
                                                (In Thousands)
  Missouri......................... $ 8,725  $ 4,811  $   465  $   522  $   125
  Kansas...........................   5,753    1,809    1,876      873       64
  Illinois.........................   2,179    2,069      373       13      185
  Iowa.............................   2,016    3,595    1,345    1,129      834
  Oklahoma.........................   1,913    1,292    1,299      509      384
  Florida..........................   1,422    1,180      297      277      312
  Colorado.........................   1,119    2,768    2,825    6,589    7,841
  Nebraska.........................     796    1,196    5,417    5,565    5,356
  California.......................     626    1,098       52    1,382      187
  Indiana..........................     559      395       29      --       271
  Ohio.............................     550      678      --       --       --
  Maryland.........................     531      471    1,315      436      190
  Texas............................     503       85      445      220    1,608
  Georgia..........................     386      301      140      933      187
  Nevada...........................     333      657      138      603      --
  Arizona..........................     171      582      --       --       128
  Minnesota........................     163      627      456       13      --
  Pennsylvania.....................     126      377      111      102      116
  New Jersey.......................     102      122      317      240      270
  Other states.....................   1,917    2,224    1,338    1,478    1,289
  Unallocated reserves.............    (225)  (3,073)    (472)  (1,347)  (3,110)
                                    -------  -------  -------  -------  -------
    Nonperforming real estate...... $29,665  $23,264  $17,766  $19,537  $16,237
                                    =======  =======  =======  =======  =======

   At June 30, 2000, nonperforming real estate totaling $29.7 million (464 properties) consisted of residential real estate totaling $16.8 million (442 properties) or 56.7% of the total and commercial real estate totaling $12.9 million (21 properties). The Corporation's nonperforming commercial real estate at June 30, 2000 is located primarily in Missouri, Colorado, Kansas and Iowa.

   Under the Corporation's credit policies and practices, certain real estate loans meet the definition of impaired loans under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." A loan is considered impaired when it is probable that the Corporation, based upon current information, will not collect amounts due, both principal and interest, according to the contractual terms of the loan agreement. Certain loans are exempt from the provisions of the aforementioned accounting statements, including large groups of smaller-balance homogenous loans that are collectively evaluated for impairment which, for the Corporation, include one-to-four family first mortgage loans, consumer loans and leases. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

   Loans reviewed for impairment by the Corporation are primarily commercial real estate loans and loans modified in a troubled debt restructuring which, after July 1, 1994, are considered impaired. The Corporation's impaired loan identification and measurement processes are conducted in conjunction with the Corporation's review of classified assets and adequacy of its allowance for possible loan losses. Specific factors utilized in the impaired loan identification process include, but are not limited to, delinquency status, loan-to-value ratio, debt coverage and certain other conditions pursuant to the Corporation's classification policy. At June 30, 2000, the Corporation had impaired loans totaling $29.1 million, net of specific reserves, of which $5.3 million were classified as troubled debt restructurings and included in the Corporation's $5.4 million balance as shown in the table for nonperforming assets. At June 30, 1999, impaired loans totaled approximately $30.5 million.

 Classification of Assets

   Savings institutions are required to review their assets on a regular basis and, as warranted, classify them as "substandard," "doubtful," or "loss" as defined by OTS regulations. Adequate valuation allowances are required to be established for assets classified as substandard or doubtful. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. An asset which does not currently warrant classification as substandard but which possesses credit deficiencies or potential weaknesses deserving close attention is required to be designated as "special mention." In addition, a savings institution is required to set aside adequate valuation allowances to the extent that any affiliate possesses assets which pose a risk to the savings institution. The OTS has the authority to approve, disapprove or modify any asset classification or any amount established as an allowance pursuant to such classification. At June 30, 2000, the Corporation had $79.5 million in assets classified as special mention, $122.6 million in assets classified as substandard, $2.1 million in assets classified as doubtful and no assets classified as loss. As required, specific valuation allowances have been established in an amount equal to 100.0% of all assets classified as loss. Substantially all nonperforming assets at June 30, 2000, are classified as either substandard or loss pursuant to applicable asset classification standards. Of the Corporation's loans and leases which were not classified at June 30, 2000, there were no loans or leases where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan or lease repayment terms.

 Loan and Real Estate Review Policy

   Management of the Corporation has the responsibility for establishing policies and procedures for the timely evaluation of the credit risk in the Corporation's loan, lease and real estate portfolios. Management is also responsible for the determination of all specific and estimated provisions for loan and real estate losses, taking into consideration a number of factors, including changes in the composition of the Corporation's loan and lease portfolio and real estate balances, current economic conditions, including real estate market conditions in the Corporation's lending areas that may affect the borrower's ability to make payments on loans, regular examinations by the Corporation's credit review group of the quality of the overall loan and lease and real estate portfolios, and regular review of specific problem loans and real estate.

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

   The objectives of the credit review group are

  . to define the risk of collectibility of the Corporation's loans and leases and the likelihood of liquidation of real estate and other assets and their book value,

  . to identify problem assets at the earliest possible time,

  . to assure an adequate level of allowances for possible losses to cover identified and anticipated credit risks,

  . to monitor the Corporation's compliance with established policies and procedures, and

  . to provide the Corporation's management with information obtained through the asset review process.

   This credit review group analyzes all significant loans and real estate of the Corporation for appropriate levels of reserves on these assets based on varying degrees of loan, lease or real estate value weakness.

These types of loans, leases and real estate are assigned a credit risk rating ranging from one (excellent) to six (loss). Loans, leases and real estate with minimal credit risk (not adversely classified or with a credit risk rating of one to four) generally have reserves established on the basis of the Corporation's historical loss experience and various other factors. Loans, leases and real estate adversely classified (substandard, doubtful, loss or with a credit risk rating of five or six) have greater levels of specific reserves established as applicable to recognize impairment in the value of loans, leases or real estate.

   It is management's responsibility to maintain a reasonable allowance for loan and lease losses applicable to all categories of loans and leases through periodic charges to operations. Management employs a systematic methodology to determine the amount of allocated specific allowances of loan and lease losses. Specific loans and leases that are impaired, or any portion impaired, are allocated a specific allowance equal to the amount of impairment. The estimated allowances established on each of the Corporation's specific pools of outstanding loan and lease portfolios is based on a minimum and maximum percentage range of the specific portfolios as follows:

                                                           Minimum    Maximum
                                                          Loan Loss  Loan Loss
   Type of Loan and Status                                Percentage Percentage
   -----------------------                                ---------- ----------
   Residential real estate loans:
     Current.............................................      .15%       .25%
     90 days delinquent (or classified substandard)......     7.50      10.00
   Residential construction loans:
     Current.............................................      .75       1.25
     Classified special mention..........................     2.00       5.00
     90 days delinquent (or classified substandard)......    10.00      20.00
   Commercial real estate loans:
     Current.............................................      .75       1.25
     Classified special mention..........................     2.00       5.00
     90 days delinquent (or classified substandard)......    10.00      20.00
   Commercial operating loans:
     Current.............................................      .90       1.25
     Classified special mention..........................     2.00       5.00
     90 days delinquent (or classified substandard)......    10.00      20.00
   Agricultural loans:
     Current.............................................      .90       1.25
     Classified special mention..........................     2.00       5.00
     90 days delinquent (or classified substandard)......    10.00      20.00
   Consumer loans:
     Current--auto.......................................     1.50       2.50
     Current--home equity................................      .50       1.00
     Current--all others.................................      .50       3.00
     Classified substandard and 90 days delinquent.......    20.00      30.00
     120 days delinquent (the unsecured balance of
      consumer loans over 120 days delinquent is
      generally written off).............................   100.00     100.00
   Leases:
     Current.............................................     2.00       4.00
     Classified special mention..........................     2.00      10.00
     90 days delinquent (or classified substandard)......    30.00      50.00
   Credit card/taxsaver:
     Current credit card.................................     4.00       5.00
     Current taxsaver....................................      .50       1.00
     90 days delinquent (or classified substandard)......    20.00      30.00
     120 days delinquent.................................   100.00     100.00

 Allowance for Losses on Loans and Leases

   The allowance for loan and lease losses is based upon management's continuous evaluation of the collectibility of outstanding loans and leases, which takes into consideration such factors as changes in the composition of the loan and lease portfolio, economic and business conditions that may affect the borrower's ability to pay, credit quality and delinquency trends, regular examinations by the Corporation's credit review group of specific problem loans and leases and of the overall portfolio quality and real estate market conditions in the Corporation's lending areas.

   Management determines the elements of the allowance through two methods. The first valuation process is the analysis of specific loans and leases for individual impairment. This impairment is measured according to the provisions of two Statements of Financial Accounting Standards: No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." Management applies specific monitoring policies and procedures that vary according to the relative risk profile and other characteristics of the loans within the various loan portfolios. Management completes periodic specific credit evaluations on commercial real estate, commercial operating, and agricultural loans and loan relationships with committed balances in excess of $500,000 and construction loans and loan relationships with committed balances in excess of $1.0 million. Management reviews these loans to assess the ability of the borrower to service all principal and interest obligations and, as a result, may adjust the risk grade accordingly. Loans and loan relationships in these portfolios which possess, in management's estimation, potential or well defined weaknesses which could affect the full collection of the Corporation's contractual principal and interest are evaluated under more stringent reporting and oversight procedures. These specific loans and leases are allocated a specific allowance equal to 100% of the amount of the impairment.

   The estimated allowance for impairment on pools of loans is based on minimum and maximum range percentages applied to each of the Corporation's pools of outstanding loans and lease portfolios. The Corporation's residential, consumer, lease and credit card portfolios are relatively homogenous. Generally, no single loan or lease is individually significant in terms of its size or potential loss. Therefore, management reviews these portfolios by analyzing their performance as a specific pool against which management estimates an allowance for impairment. Management's determination of the level of the reserve for these homogenous pools rests upon various judgments and assumptions used to determine the impairment related to the risk characteristics of the specific portfolio pools. The minimum and maximum range percentages are evaluated at least on a quarterly basis.

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

   During fiscal years 2000, 1999 and 1998, consumer loan charge-offs, net of recoveries, totaled $7.9 million, $9.7 million and $9.6 million, respectively. Consumer loan balances increased to $1.288 billion at June 30, 2000, compared to $1.113 billion and $831.6 million, respectively, at June 30, 1999 and 1998. Net consumer loan charge-offs of the Corporation reflect the overall increase in its consumer loan portfolio. Management does not anticipate increases in the loan loss provisions or in net charge-offs for consumer loans in fiscal 2001 to be any greater than in the last three fiscal years. In addition, management expects the same approximate net amount of charge-offs during fiscal year 2001 compared to the actual net charge-off results for fiscal year 2000. The loan and lease loss provision increased for fiscal year 2000 compared to 1999. This increase was due to additional reserves recorded to cover the net consumer loan charge-offs of $7.9 million and the net lease charge-offs of $4.1 million. The loan and lease loss provision decreased during fiscal year 1999 compared to 1998 due primarily to nonrecurring loss reserves totaling $3.9 million recorded in fiscal year 1998 to conform the reserve positions of fiscal 1998 pooled acquisitions to the policies of the Corporation compared to $1.0 million for fiscal year 1999.

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

   The following table sets forth the activity in the Bank's allowance for loan and lease losses for the fiscal years ended June 30 as indicated:

                                  2000      1999      1998      1997     1996
                                --------  --------  --------  --------  -------
                                          (Dollars in Thousands)
Allowance for losses on loans
 and leases at beginning of
 year.........................  $ 80,419  $ 64,757  $ 60,929  $ 59,577  $59,163
                                --------  --------  --------  --------  -------
Loans and leases charged-off:
  Single-family residential...    (1,874)   (2,542)   (2,838)   (2,535)  (1,347)
  Multi-family residential and
   commercial real estate.....    (1,938)      (71)      --       (300)    (214)
  Consumer, leases and other..   (20,350)  (13,147)  (11,319)  (12,597)  (5,387)
                                --------  --------  --------  --------  -------
  Loans and leases charged-
   off........................   (24,162)  (15,760)  (14,157)  (15,432)  (6,948)
                                --------  --------  --------  --------  -------
Recoveries:
  Single-family residential...        81       210       254       101      267
  Multi-family residential and
   commercial real estate.....         5       --      2,822       297       56
  Consumer, leases and other..     5,747     3,464     1,740     2,474      894
                                --------  --------  --------  --------  -------
  Recoveries..................     5,833     3,674     4,816     2,872    1,217
                                --------  --------  --------  --------  -------
Net loans and leases charged-
 off..........................   (18,329)  (12,086)   (9,341)  (12,560)  (5,731)
                                --------  --------  --------  --------  -------
Provision charged to
 operations...................    13,760    12,400    13,853    13,427    6,716
                                --------  --------  --------  --------  -------
Activity of combining
 companies to convert to June
 30 fiscal year...............       --        --        390       475      --
Allowances acquired in
 acquisitions.................       --     17,307     1,273     1,966    1,944
Change in estimate of
 allowance for bulk purchased
 loans........................    (5,294)   (1,959)   (2,324)   (1,878)  (2,273)
Charge off to allowance for
 bulk purchased loans.........       --        --        (23)      (78)    (242)
                                --------  --------  --------  --------  -------
Allowances for losses on loans
 and leases at end of year....  $ 70,556  $ 80,419  $ 64,757  $ 60,929  $59,577
                                ========  ========  ========  ========  =======
Ratio of net loans and leases
 charged-off to average loans
 and leases outstanding during
 the year.....................       .19%      .14%      .12%      .18%     .09%
                                ========  ========  ========  ========  =======

Investment Activities

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

   The Corporation's general policy is to invest primarily in short-term liquid assets in compliance with these regulatory requirements. As of June 30, 2000, the Corporation had total average liquid assets of $1.770 billion, which consisted of $173.3 million in cash and $1.596 billion in agency-backed securities. The Corporation's liquidity ratio was 15.23% as of June 30, 2000. See "Regulation--Liquidity Requirements." The Corporation's management objective is to maintain liquidity at a level sufficient to assure adequate funds, taking into account anticipated cash flows and available sources of credit, to allow future flexibility to meet withdrawal requests, to fund loan commitments, to maximize income while protecting against credit risks and to manage the repricing characteristics of the Corporation's assets and liabilities. Such liquid funds are managed in an effort to produce the highest yield consistent with maintaining safety of principal and within regulations governing the thrift industry. The relative size and mix of investment securities in the Corporation's portfolio are based on management's judgment compared to the yields and maturities available on other investment securities. The Corporation emphasizes low credit risk in selecting investment options.

   The following table sets forth the carrying value of the Corporation's investment securities held to maturity and short-term cash investments at June 30:

                                                       2000     1999     1998
                                                     -------- -------- --------
                                                           (In Thousands)
Investment securities held to maturity:
  U.S. Treasury and other Government agency
   obligations...................................... $826,043 $755,195 $465,359
  Obligations of states and political subdivisions..   49,224   49,857   48,571
  Other securities..................................   47,422   57,708   18,258
                                                     -------- -------- --------
    Total investment securities held to maturity....  922,689  862,760  532,188
Interest-earning cash on deposit (federal funds)....    1,086   39,585   62,886
                                                     -------- -------- --------
    Total Investments............................... $923,775 $902,345 $595,074
                                                     ======== ======== ========

 The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Corporation's investment securities held to maturity at June 30, 2000:

                                       Over One Within  Over Five Within      More Than
                    One Year or Less     Five Years         Ten Years         Ten Years               Total
                    ----------------- ----------------- ----------------- ----------------- --------------------------
                    Amortized Average Amortized Average Amortized Average Amortized Average Amortized  Market  Average
                      Cost     Yield    Cost     Yield    Cost     Yield    Cost     Yield    Cost     Value    Yield
                    --------- ------- --------- ------- --------- ------- --------- ------- --------- -------- -------
                                                          (Dollars In Thousands)
U.S. Treasury and
other Government
agency
obligations........  $11,941   5.90%   $   --     -- %  $151,160   7.19%  $662,942   6.66%  $826,043  $764,415  6.75%
States and
political
subdivisions.......    2,737   4.80      9,836   4.66     26,625   5.07     10,026   6.79     49,224    47,667  5.33
Other debt
securities.........       92   5.85      6,276   6.56        452   5.90     40,602   6.85     47,422    45,704  6.80
                     -------   ----    -------   ----   --------   ----   --------   ----   --------  --------  ----
  Total............  $14,770   5.70%   $16,112   5.40%  $178,237   6.87%  $713,570   6.68%  $922,689  $857,786  6.68%
                     =======   ====    =======   ====   ========   ====   ========   ====   ========  ========  ====

 For further information regarding the Corporation's investment securities held to maturity, see Note 3 to the Notes to Consolidated Financial Statements under Item 8 of this Report.

Sources of Funds

 General

   Deposits have historically been the major source of the Corporation's funds for lending and other investment purposes. In addition to deposits, the Corporation derives funds from principal and interest repayments on loans and mortgage-backed securities, sales of loans, FHLB advances, securities sold under agreements to repurchase, prepayment and maturity of investment securities, and other borrowings. At June 30, 2000, deposits made up 58.2% of total interest-bearing liabilities compared to 65.8% at June 30, 1999. Deposit levels are significantly influenced by general interest rates, economic conditions and competition. Other borrowings, primarily FHLB advances, are utilized to compensate for any decreases in the normal or expected inflow of deposits.

   During fiscal years 1999 and 1998 the Corporation consummated the acquisitions of seven financial institutions. See Note 2 to the Consolidated Financial Statements under Item 8 of this Report for additional information on these acquisitions. These acquisitions presented the Corporation with the opportunity to further expand its retail network in the Iowa, Nebraska, Kansas, and Colorado markets and to enter the Missouri, Minnesota and South Dakota markets, as well as to increase its earnings potential by increasing its mortgage and consumer loan volumes funded primarily by deposits which generally bear lower rates of interest than alternative sources of funds.

 Deposits

   The Corporation's deposit strategy is to emphasize retail branch deposits through extensive marketing efforts and product promotion, such as by offering a variety of checking accounts and deposit programs to satisfy customer needs. During fiscal year 2000, NOW accounts remained stable compared to 1999. The Corporation also experienced a product mix shift from market rate savings to passbook accounts resulting in a net increase of $60.2 million between these two categories. During fiscal year 1999, NOW accounts increased $156.9 million, from $880.0 million at June 30, 1998, to $1.037 billion at June 30, 1999. At June 30, 1999 non-interest bearing deposits totaled $541.2 million, or 7.1% of total deposits, compared to $405.1 million, or 6.2% at June 30, 1998, an increase of $136.1 million. As a community bank, the Corporation has increased its non-interest bearing NOW accounts and plans to increase such non-interest bearing accounts in the future. In addition, the Corporation intends to continue pricing its certificates of deposit products at rates that minimize the Corporation's total costs of funds. The competition for certificates of deposit is very strong in a market of shrinking funds as individuals continually seek the most attractive investment alternatives available. Rates on deposits are priced based on investment opportunities as the Corporation attempts to control the flow of funds in its deposit accounts according to its business objectives and the cost of alternative sources of funds.

   Fixed-term, fixed-rate retail certificates at June 30, 2000, represented 57.2% (or $4.2 billion) of total deposits compared to 59.7% at June 30, 1999 (or $4.6 billion). The Corporation offers certificate accounts with terms ranging from one month to 120 months. Total deposits decreased $324.9 million during fiscal year 2000 compared to $211.1 million during fiscal year 1999, excluding deposits from acquisitions. This net decrease is primarily a result of depositors leaving for higher interest rates for more attractive investment alternatives.

   The following table sets forth the balances and percentages of the various types of deposits offered by the Corporation at the date indicated and the change in the dollar amount of deposits between such dates:

                                  June 30, 2000                   June 30, 1999              June 30, 1998
                          ------------------------------  ------------------------------  -------------------
                                        % of    Increase               % of    Increase                % of
                            Amount    Deposits (Decrease)   Amount   Deposits (Decrease)    Amount   Deposits
                          ----------- -------- ---------  ---------- -------- ----------  ---------- --------
                                                         (Dollars In Thousands)
Passbook accounts.......  $ 1,575,380   21.5%  $ 438,098  $1,137,282   14.9%  $  146,286  $  990,996   15.1%
NOW accounts............    1,028,640   14.0      (8,281)  1,036,921   13.5      156,920     880,001   13.4
Market rate savings.....      531,317    7.3    (377,916)    909,233   11.9      268,746     640,487    9.8
Certificates of
 deposit................    4,195,163   57.2    (376,816)  4,571,979   59.7      525,256   4,046,723   61.7
                          -----------  -----   ---------  ----------  -----   ----------  ----------  -----
 Total Deposits.........  $ 7,330,500  100.0%  $(324,915) $7,655,415  100.0%  $1,097,208  $6,558,207  100.0%
                          ===========  =====   =========  ==========  =====   ==========  ==========  =====

   The following table shows the composition of average deposit balances and average rates for the fiscal years indicated:

                                  2000             1999             1998
                             ---------------  ---------------  ---------------
                              Average   Avg.   Average   Avg.   Average   Avg.
                              Balance   Rate   Balance   Rate   Balance   Rate
                             ---------- ----  ---------- ----  ---------- ----
                                         (Dollars In Thousands)
Passbook accounts........... $1,320,996 4.48% $1,125,632 3.70% $1,012,228 3.93%
NOW accounts................  1,041,483  .71   1,020,345 1.20     820,819 1.23
Market rate savings.........    774,660 4.01     745,265 3.62     521,421 3.51
Certificates of deposit.....  4,295,975 5.31   4,497,729 5.38   4,223,217 5.81
                             ---------- ----  ---------- ----  ---------- ----
Average deposit accounts.... $7,433,114 4.38% $7,388,971 4.37% $6,577,685 4.77%
                             ========== ====  ========== ====  ========== ====

   The following table sets forth the Corporation's certificates of deposit (fixed maturities) classified by rates for the three fiscal years ended June 30 as indicated:

                                                  2000       1999       1998
Rate                                           ---------- ---------- ----------
----                                                    (In Thousands)
Less than 3.00%............................... $    7,685 $    6,555 $    4,894
3.00%--3.99%..................................      6,740     73,342      7,858
4.00%--4.99%..................................    771,419  1,816,539    371,298
5.00%--5.99%..................................  2,007,819  2,310,800  2,983,982
6.00%--6.99%..................................  1,328,741    307,487    622,235
7.00%--7.99%..................................     70,974     53,311     51,282
8.00%--8.99%..................................      1,298      3,488      4,273
9.00% and over................................        487        457        901
                                               ---------- ---------- ----------
Certificates of deposit....................... $4,195,163 $4,571,979 $4,046,723
                                               ========== ========== ==========

   The following table presents the outstanding amount of certificates of deposit in amounts of $100,000 or more by time remaining until maturity for the fiscal years ended June 30 as indicated:

                                                       2000     1999     1998
Maturity Period                                      -------- -------- --------
---------------                                            (In Thousands)
Three months or less................................ $208,258 $482,996 $160,536
Over three through six months.......................  117,680  124,793   87,625
Over six through twelve months......................  254,141  143,127  100,087
Over twelve months..................................  113,341   41,427   89,463
                                                     -------- -------- --------
  Total............................................. $693,420 $792,343 $437,711
                                                     ======== ======== ========

 Borrowings

   The Corporation has also relied upon other borrowings, primarily advances from the FHLB, as additional sources of funds. Advances from the FHLB are typically secured by the Corporation's stock in the FHLB and a portion of first mortgage real estate loans. The maximum amount of FHLB advances which the FHLB will advance for purposes other than meeting deposit withdrawals fluctuates from time to time in accordance with federal regulatory policies. The Corporation is required to maintain an investment in FHLB stock in an amount equal to the greater of 1.0% of the aggregate unpaid loan principal of the Corporation's loans secured by home mortgage loans, home purchase contracts and similar obligations, or 5.0% of advances from the FHLB to the Corporation. The Corporation is also required to pledge such stock as collateral for FHLB advances. In addition to this collateral requirement, the Corporation is required to pledge additional collateral which may be unencumbered whole residential first mortgages with an aggregate unpaid principal amount equal to 158.0% of the Corporation's total outstanding FHLB advances. Alternatively, the Corporation can pledge 90.0% of the market value of U.S. government or U.S. government agency guaranteed securities, including mortgage-backed securities, as collateral for the outstanding FHLB advances. Pursuant to this requirement, as of June 30, 2000, the Corporation had pledged $5.9 billion of its real estate loans and held FHLB stock of $255.8 million.

   At June 30, 2000, the Corporation had advances totaling approximately $5.0 billion from the FHLB at interest rates ranging from 4.18% to 8.31% and at a weighted average rate of 5.98%. At June 30, 1999, such advances from the FHLB totaled $3.6 billion at a weighted average rate of 5.05%. Fixed-rate advances totaling $2.346 billion at June 30, 2000 with a weighted average rate of 5.04% are convertible into adjustable-rate advances at the option of the FHLB with call dates ranging from July 2000 to March 2003. Such convertible advances consist primarily of amounts totaling $40.0 million with scheduled maturities due over one year to two years and $2.306 billion with maturities due over five years.

   The Corporation also borrows funds under repurchase agreements. During fiscal years 2000 and 1999 the Corporation utilized securities sold under agreements to repurchase primarily for liquidity and asset liability management purposes. Under a repurchase agreement, the Corporation sells securities (generally, government agency securities and GNMA, FNMA, FHLMC and AA rated privately issued mortgage-backed securities) and agrees to buy such securities back at a specified price at a subsequent date. Repurchase agreements are generally made for terms ranging from one day to four years, are subject to renewal, and are deemed to be borrowings collateralized by the securities sold. At June 30, 2000, the Corporation's repurchase agreements aggregated $33.4 million at an average rate of 4.99%. The Corporation's repurchase agreements were collateralized by $32.0 million of mortgage-backed securities at June 30, 2000. At June 30, 2000, these repurchase agreements had $8.4 million that matured overnight with the remaining balance of $25.0 million maturing September 2000 with a weighted average maturity of 83 days.

   Set forth below is certain information relating to the Corporation's securities sold under agreements to repurchase at the dates and for the periods indicated:

                                                     Year Ended June 30,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
                                                    (Dollars in Thousands)
Balance at end of year........................... $ 33,379  $128,514  $334,294
Maximum month-end balance........................ $132,432  $334,294  $639,294
Average balance.................................. $ 69,763  $209,111  $501,979
Weighted average interest rate during the year...     5.62%     5.94%     6.08%
Weighted average interest rate at end of year....     4.99%     5.72%     5.96%

   For additional information on the Corporation's FHLB advances, securities sold under agreements to repurchase and other borrowings, see Notes 13, 14 and 15 to the Consolidated Financial Statements under Item 8 of this Report.

 Customer Services

   Retail management aggressively markets the Bank's various checking and loan products since these are the principal entry points for consumers seeking a banking relationship. Management's goal is to become the new customer's primary bank so that the opportunity is there immediately and over time to cross-sell the Bank's numerous services to develop profitable household relationships. Accordingly, management continues to update the data processing equipment within the branch operations to provide a cost-effective and efficient delivery of services to our customers. Management has also been proactive in the implementation of new consumer-oriented technologies, including the recent introduction of online banking and bill-paying through the Corporation's web sight. This is in addition to computer banking interfaces already provided to customers with Microsoft's Money and Intuit's Quicken software. Management continues to strive to provide customers with the ability to bank when, where and how they choose. In addition to online banking, the Bank offers the customer the ability to bank in person at our free-standing branch offices and supermarket locations, many of which offer extended weekday and weekend hours; by telephone, utilizing our 24-hour AccessNow automated customer service system tied to extended-hour operator availability; and by ATM through the Bank's proprietary network and links to other national and international ATM services, which give customers worldwide access to their funds. Additional information about the Corporation and the Bank's competitive products can be obtained from the Corporation's web site at http://www.comfedbank.com.

Subsidiaries

   The Bank is permitted to invest an amount equal to 2.0% of its consolidated regulatory assets in capital stock and secured and unsecured loans in its service corporations, and an amount equal to an additional 1.0% of its consolidated regulatory assets when such additional investment is used for community development purposes. In addition, federal savings institutions meeting regulatory capital requirements and certain other tests may invest up to 50.0% of their regulatory core capital in conforming first mortgage loans to service corporations. Under such limitations, at June 30, 2000, the Bank was authorized to invest up to $375.7 million in the stock of, or loans to, service corporations (based upon the 3.0% limitation). As of June 30, 2000, the Bank's investment in capital stock in its service corporations and their wholly-owned subsidiaries was $9.8 million plus unsecured loans totaling $26,000 for a net investment of $9.8 million.

   Regulatory capital standards also contain a provision requiring that in determining capital compliance all savings associations must deduct from capital the amount of all post April 12, 1989, investments in and extensions of credit to subsidiaries engaged in activities not permissible for national banks. Currently, the Bank has five subsidiaries (Commercial Federal Service Corporation, First Savings Investment Corporation, M.I.D. Properties, TC Manufacturing and Wichita Acquisition Corporation) engaged in activities not permissible for national banks. Investments in such subsidiaries must be 100% deducted from capital. See "Regulation -- Regulatory Capital Requirements." At June 30, 2000, the total investment in such subsidiaries was $14.9 million which was deducted from capital. Capital deductions are not required for investment in subsidiaries engaged in non-national bank activities as agent for customers rather than as principal, subsidiaries engaged solely in mortgage banking activities, and certain other exempted subsidiaries.

   The Bank is also required to give the FDIC and the Director of OTS 30 days prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. Both the FDIC and the Director of OTS have authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution.

   At June 30, 2000, the Bank had sixteen wholly-owned subsidiaries, six of which own and operate certain real estate properties of the Bank. With the exception of the five real estate subsidiaries discussed above, these subsidiaries are considered engaged in permissible activities and do not require deductions from capital. CFMC was approved by the OTS in 1994 to be classified as an "operating subsidiary" and as such, CFMC ceased to be subject to the regulatory investment limitation in service corporation. Liberty Leasing Company is also an operating subsidiary. The remaining wholly owned subsidiaries, exclusive of CFMC and Liberty Leasing

Company, are classified as service corporations. Descriptions of the principal active subsidiaries of the Bank follow. See Exhibit 21 "Subsidiaries of the Corporation" herein for a complete listing of all subsidiaries of the Corporation.

 Commercial Federal Mortgage Corporation ("CFMC")

   CFMC is a full-service mortgage banking company. The Corporation's real estate lending, secondary marketing, mortgage servicing and foreclosure activities are conducted primarily through CFMC. At June 30, 2000, CFMC serviced 81,000 loans for the Bank and 118,000 loans for others. See "Loan Originations--Loan Servicing for Other Institutions."

 Commercial Federal Investment Services, Inc. ("CFIS")

   CFIS offers customers discount brokerage services through INVEST, a service of INVEST Financial Corporation ("IFC"), in 40 of the Corporation's branch offices. INVEST provides investment advice and access to all major stock, bond, mutual fund, and option markets. IFC, the registered broker-dealer, provides all support functions either independently or through affiliates. INVEST affects transactions only on behalf of its customers and does not buy or sell for its own account nor does it underwrite securities. CFIS also offers these same services through Financial Network Investment Corporation ("FNIC") in 13 branches. FNIC operations were added to CFIS as a result of the AmerUs acquisition.

 Commercial Federal Insurance Corporation ("CFIC")

   CFIC was formed in November 1983 and serves as a full-service independent insurance agency, offering a full line of homeowners, commercial (including property and casualty), health, auto and life insurance products. Additionally, a wholly-owned subsidiary of CFIC provides reinsurance on credit life and disability policies written by an unaffiliated carrier for consumer loan borrowers of the Corporation.

 Commercial Federal Service Corporation ("CFSC")

   CFSC was formed primarily to develop and manage real estate, principally apartment complexes located in eastern Nebraska, directly and through a number of limited partnerships. Subsidiaries of CFSC act as general partner and syndicator in many of the limited partnerships. Under the capital regulations discussed above, the Bank's investments in and loans to CFSC are fully excluded from regulatory capital. See "Regulation--Regulatory Capital Requirements."

 REIT Holding Company ("REIT")

   During fiscal year 2000, a real estate investment trust was formed to hold mortgage loan participation interests. All earnings from the REIT are derived from loan participation interests acquired from the Bank.

 Tower Title & Escrow Company ("TTE")

   TTE was formed in 1996 with operations consisting of escrow closings, title insurance and title searches. TTE services the Corporation's loan production process and offers its services to other lending institutions. On August 30, 2000, the Bank signed a Letter of Understanding to sell a portion of TTE's stock, reducing the Bank's ownership interest to 20%.

Employees

   At June 30, 2000, the Corporation and its wholly-owned subsidiaries had 3,415 employees (3,068 full-time equivalent employees). The Corporation provides its employees with a comprehensive benefit program, including basic and major medical insurance, dental plan, a deferred compensation 401(k) plan, life insurance, accident insurance, short and long-term disability coverage and sick leave. The Corporation also offers discounts on loan fees to its employees who qualify based on term of employment (except that no preferential rates or terms are offered to executive officers and senior management). The Corporation considers its employee relations to be good.

Executive Officers

   For certain information concerning the Registrant's directors and executive officers, refer to Part III--Item 10 "Directors and Executive Officers of the Registrant" of this Report.

Competition

   The Corporation faces strong competition in the attraction of deposits and in the origination of real estate, consumer and commercial loans. Its most direct competition for savings deposits has come historically from commercial banks and from thrift institutions located in its primary market areas. The Corporation's primary market area for savings deposits includes Colorado, Iowa, Nebraska, Kansas, Oklahoma, Missouri, Arizona and Minnesota and, for loan originations, includes Colorado, Iowa, Nebraska, Kansas, Oklahoma, Missouri, Arizona, Minnesota, Florida and Las Vegas, Nevada (primarily residential construction lending). Management believes that the Corporation's extensive branch network has enabled the Corporation to compete effectively for deposits and loans against other financial institutions. The Corporation has been able to attract savings deposits primarily by offering depositors a wide variety of deposit accounts, convenient branch locations, a full range of financial services and competitive rates of interest.

   The Corporation's competition for real estate, consumer and commercial loans comes principally from other thrift institutions, mortgage banking companies, commercial banks, insurance companies and other institutional lenders. The Corporation competes for loans principally through the efficiency and quality of the service provided to borrowers and the interest rates and loan fees charged.

Regulation

 General

   The Bank must comply with various regulations of both the OTS and the FDIC. The Bank's lending activities and other investments must comply with federal statutory and regulatory requirements. The Bank must also comply with the reserve requirements of the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of the SAIF and depositors. Both the OTS and the FDIC have extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the establishment of adequate loan loss reserves. The OTS regularly examines the Bank and prepares reports to the Board of Directors of the Bank regarding any deficiencies. The Bank must also file reports with the OTS and the FDIC concerning its activities and financial condition and must obtain regulatory approval before engaging in certain transactions such as mergers and acquisitions.

   As a savings and loan holding company, the Corporation is also subject to the OTS's regulation, examination, supervision and reporting requirements. Certain of these regulatory requirements are referred to within this "Regulation" section or appear elsewhere in this Report.

 Enactment Of The Gramm-Leach-Bliley Act

   On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "GLB Act") which, effective March 11, 2000, authorized affiliations between banking, securities and insurance firms and authorized bank holding companies and national banks to engage in a variety of new financial activities.

Among the new activities permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The GLB Act, however, prohibits future affiliations between existing unitary savings and loan holding companies, like the Corporation, and firms that are engaged in commercial activities and prohibits the formation of new unitary holding companies.

   The GLB Act imposes new requirements on financial institutions with respect to customer privacy. The GLB Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions must also disclose their privacy policies to customers annually. Financial institutions, however, must comply with state law if it is more protective of customer privacy than the GLB Act.

   The GLB Act also revised the Federal Home Loan Bank System, to make, among other changes, membership in the FHLB voluntary for federal savings associations. The GLB Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee.

   The Corporation cannot predict the effect of the GLB Act on its operations and competitive environment at this time. Although the GLB Act reduces the range of companies with which the Corporation may affiliate, it may facilitate affiliations with companies in the financial services industry.

 Regulatory Capital Requirements

   At June 30, 2000, the Bank exceeded all minimum regulatory capital requirements mandated by the OTS. The following table sets forth information relating to the Bank's regulatory capital compliance at June 30, 2000:

                                               Actual    Requirement  Excess
                                             ----------  ----------- --------
                                                 (Dollars In Thousands)
Bank's stockholder's equity................. $1,119,902
Add accumulated losses on certain available
 for sale securities, net...................     15,929
Less intangible assets......................   (230,850)
Less investments in non-includable
 subsidiaries...............................    (14,930)
                                             ----------
Tangible capital............................ $  890,051   $203,743   $686,308
                                             ----------   --------   --------
Tangible capital to adjusted assets (1).....       6.55%      1.50%      5.05%
                                             ----------   --------   --------
Tangible capital............................ $  890,051
Plus certain restricted amounts of other
 intangible assets..........................      6,040
                                             ----------
Core capital (Tier 1 capital)............... $  896,091   $407,667   $488,424
                                             ----------   --------   --------
Core capital to adjusted assets (2).........       6.59%      3.00%      3.59%
                                             ----------   --------   --------
Core capital................................ $  896,091
Plus general loan loss allowances...........     65,429
                                             ----------
Risk-based capital (Total capital).......... $  961,520   $610,757   $350,763
                                             ----------   --------   --------
Risk-based capital to risk-weighted assets
 (3)........................................      12.59%      8.00%      4.59%
                                             ----------   --------   --------

--------
(1) Based on adjusted total assets totaling $13,582,851.
(2) Based on adjusted total assets totaling $13,588,890.
(3) Based on risk-weighted assets totaling $7,634,457.

   The Federal Deposit Insurance Corporation Improvement Act of 1991 established five regulatory capital categories: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. This Act authorized banking regulatory agencies to take prompt corrective action with respect to institutions in the three undercapitalized categories. These corrective actions become increasingly more stringent as an institution's regulatory capital declines. In addition, the OTS has a prompt corrective action rule under which a savings institution that has a core capital ratio of less than 4.0% would be deemed to be "undercapitalized" and may be subject to certain sanctions. At June 30, 2000, the Bank exceeded the minimum requirements for the well-capitalized category as shown in the following table:


                                Tier 1 Capital Tier 1 Capital   Total Capital
                                 to Adjusted      to Risk--       to Risk--
                                 Total Assets  Weighted Assets Weighted Assets
                                -------------- --------------- ---------------
Percentage of adjusted assets
 ..............................      6.59%          11.74%          12.59%
Minimum requirements to be
 classified well-capitalized...      5.00%           6.00%          10.00%

   Under OTS capital regulations, the Bank must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" or "Tier 1" capital equal to 3.0% of adjusted total assets and "total" or "risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. In addition, the OTS can impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated a Composite 1 under the regulatory CAMELS examination rating system).

   Tangible capital is defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries and certain nonwithdrawable accounts and pledged deposits, less intangible assets and certain purchased mortgage servicing rights. Purchased mortgage servicing rights may be included in tangible capital to the extent they are permitted to be included within the calculation of core capital.

   Core capital consists of tangible capital plus restricted amounts of certain grandfathered intangible assets. The Bank may also include non-mortgage servicing rights in the calculation of core capital. The Bank's core capital of $896.1 million at June 30, 2000 did not include any qualifying supervisory goodwill but did include $6.0 million of restricted amounts of certain intangible assets (core value of deposits).

   Core capital is further reduced by an amount equal to the savings association's debt and equity investments in subsidiaries engaged in activities not permissible for national banks. At June 30, 2000, the Bank had approximately $14.9 million of debt and equity invested in five subsidiaries which are engaged in activities not permissible for national banks that was deducted from capital. See "Business -- Subsidiaries."

   Risk-based capital is comprised of core capital and supplementary capital. Supplementary capital consists of certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the Bank's general loan and lease loss allowances. The portion of the allowances for loan and lease losses includable in supplementary capital is limited to 1.25% of risk-weighted assets and totaled $65.4 million at June 30, 2000.

   The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of every on-balance-sheet asset and the credit-equivalent amount of every off-balance-sheet item after being multiplied by an assigned risk weight. The risk weights are determined by the OTS and range from 0% for cash to 100% for consumer loans, non-qualifying single-family, multi-family and residential construction loans and commercial real estate loans, repossessed assets and assets more than 90 days past due. OTS capital regulations require savings institutions to maintain minimum total capital, consisting of core capital plus supplemental capital, equal to 8.0% of risk-weighted assets.

   The OTS requires savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution with a greater than normal interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets. The Bank has determined that, on the basis of current financial data, it will not be deemed to have more than a normal level of interest rate risk under the rule and therefore will not be required to increase its total capital as a result of the rule.

   In addition to these standards, the Director of the OTS is authorized to establish higher minimum levels of capital for a savings institution if the Director determines that such institution is in need of more capital in light of the particular circumstances of the institution. The Director of the OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

 Federal Home Loan Bank System

   The Bank is a member of the FHLB of Topeka, which is one of 12 regional FHLBs. Each FHLB serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB of Topeka.

   As a member of the FHLB of Topeka, the Bank must purchase and maintain shares of capital stock in the FHLB of Topeka in an amount at least equal to the greater of:

  . 1.0% of the Bank's aggregate unpaid principal of its residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year; or

  .  5.0% of its then outstanding advances (borrowings) from the FHLB.

   The Bank was in compliance with this requirement at June 30, 2000, with an investment in FHLB stock totaling $255.8 million compared to a required amount of $252.5 million.

 Liquidity Requirements

   All savings associations are required to maintain an average daily balance of liquid assets in each calendar quarter of not less than 4.0% of its net withdrawable deposits plus short-term borrowings at the end of the preceding quarter or 4.0% of the average daily balance of its net withdrawable accounts plus short term borrowings during the preceding quarter. The average liquidity ratio of the Bank as of June 30, 2000, was 15.23%.

 Qualified Thrift Lender Test

   Savings institutions like the Bank are required to satisfy a qualified thrift lender ("QTL") test. To meet the QTL test, the Bank must maintain at least 65% of its portfolio assets (total assets less intangible assets, property the Bank uses in conducting its business and liquid assets in an amount not exceeding 20% of total assets) in "Qualified Thrift Investments." Qualified Thrift Investments consist primarily of residential mortgage loans and mortgage-backed securities and other securities related to domestic, residential real estate or manufactured housing. The shares of stock the Bank owns in the FHLB of Topeka also qualify as Qualified Thrift Investments as do loans for educational purposes, loans to small businesses and loans made through credit cards or credit card accounts. Certain other types of assets also qualify as Qualified Thrift Investments subject to an aggregate limit of 20% of portfolio assets.

   If the Bank satisfies the test, it will continue to enjoy full borrowing privileges from the FHLB of Topeka. If it does not satisfy the test it may lose it borrowing privileges and be subject to activities and branching restrictions applicable to national banks. Compliance with the QTL test is measured on a monthly basis and the Bank must meet the test in nine out of every 12 months. As of June 30, 2000, the Bank was in compliance with the QTL test with approximately 87.39% of the Bank's portfolio assets invested in Qualified Thrift Investments.

 Restrictions On Capital Distributions

   The OTS limits the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution must submit notice to the OTS prior to making a capital distribution if:

  . it would not be well capitalized after the distribution,

  . the distribution would result in the retirement of any of the association's common or preferred stock or debt counted as its regulatory capital, or

  . the association is a subsidiary of a holding company.

   A savings association must file an application to the OTS and obtain its approval prior to paying a capital distribution if:

  . the association would not be adequately capitalized following the distribution,

  . the association's total distributions for the calendar year exceeds the association's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or

  . the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS.

   Under these regulations, at June 30, 2000, the Bank is permitted to pay an aggregate amount of approximately $55.3 million in capital distributions. Despite the above authority, the OTS may prohibit any savings institution from making a capital distribution if the OTS determined that the distribution constituted an unsafe or unsound practice. Furthermore, under the OTS's prompt corrective action regulations the Bank would be prohibited from making any capital distributions if, after making the distribution, the Bank would not satisfy its minimum capital requirements.

 Deposit Insurance

   The SAIF insures the Bank's deposit accounts up to applicable regulatory limits. The Bank also has a portion (approximately 14.0%) of deposits acquired from acquisitions that are insured by the Bank Insurance Fund ("BIF"). The FDIC may establish an assessment rate for deposit insurance premiums which protects the insurance fund and considers the fund's operating expenses, case resolution expenditures, income and effect of the assessment rate on the earnings and capital of SAIF members. The SAIF assessment is based on the capital adequacy and supervisory rating of the institution and is assigned by the FDIC.

   The FDIC's assessment schedule for SAIF deposit insurance mandates the assessment rate for well-capitalized institutions with the highest supervisory ratings be reduced to zero and institutions in the lower risk assessment classification be assessed at the rate of .27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions were also required to pay assessments to the FDIC at the rate of .064% of insured deposits to help fund interest payments on certain bonds issued by the Financing Corporation, an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, the BIF members were assessed for the Financing Corporation obligations at the rate of .013% of insured deposits. Since January 1, 2000, however, both the BIF and SAIF members are being assessed at the same rate. The Financing Corporation assessment rate is reset quarterly. The rate for the third quarter of 2000 is 2.06 basis points.

 Transactions With Related Parties

   Generally, transactions between the Bank and any of its affiliates must comply with Sections 23A and 23B of the Federal Reserve Act. Section 23A limits the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10.0% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0% of such capital stock and surplus. Savings institutions are also prohibited from making loans to any affiliate that is not engaged in activities permissible to bank holding companies. Section 23B requires that such transactions be on terms as substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. An affiliate of a savings institution is any company or entity that controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Corporation) and any companies that are controlled by such parent holding company are affiliates of the savings institution.

 Loans to Executive Officers, Directors and Principal Stockholders

   Savings institutions are also subject to the restrictions contained in
Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10.0% stockholder of a savings institution and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans-to-one-borrower limit (generally equal to 15.0% of the institution's unimpaired capital and surplus). Section 22(h) also prohibits the making of loans above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10.0% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5.0% of capital and surplus (up to $500,000). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

   Savings institutions must also comply with Section 22(g) of the Federal Reserve Act and Regulation O on loans to executive officers and the restrictions of 12 U.S.C. Section 1972 on certain tying arrangements and extensions of credit by correspondent banks. Pursuant to Section 22(g) of the Federal Reserve Act, the institution's board of directors must approve loans to executive officers, directors and principal shareholders of the institution.
Section 1972 also prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions. Section 1972 also prohibits extensions of credit to executive officers, directors, and greater than 10.0% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

 Federal Reserve System

   Pursuant to current regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3.0% on the first $44.3 million of transaction accounts, plus 10.0% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2000, the Bank met its reserve requirements.

 Savings and Loan Holding Company Regulation

   The Corporation is a registered savings and loan holding company. As such, it is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Corporation and any affiliates.

 Activities Restrictions

   Since the Corporation only owns one thrift institution, it is classified as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose restrictions to address such risk. If the Corporation were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Corporation would become a multiple savings and loan holding company. In addition, if the Bank fails to meet the QTL test, then the Corporation would also become subject to the activity restrictions applicable to multiple holding companies. A multiple savings and loan holding company may only engage in the following activities:

  . furnishing or performing management services for a subsidiary savings institution;

  . conducting an insurance agency or escrow business;

  . holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution;

  . holding or managing properties used or occupied by a subsidiary savings institution;

  . acting as trustee under deeds of trust;

  . those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or

  . unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies.

   The Corporation would also have to register as a bank holding company and become subject to applicable restrictions unless the Bank requalified as a QTL within one year thereafter. See "Regulation -- Qualified Thrift Lender Test."

 Restrictions On Acquisitions

   Savings and loan holding companies may not acquire, without prior approval of the Director of OTS, control of any other savings institution or savings and loan holding company or substantially all the assets thereof or more than 5.0% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company may acquire, with the approval of the Director of the OTS, up to 15.0% of the voting shares of an under-capitalized savings institution pursuant to a "qualified stock issuance." In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6.5% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution, and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25.0% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

   The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if:

  . the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987;

  . the acquired is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or

  . the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

 Taxation

   The Corporation is subject to the provisions of the Internal Revenue Code of 1986, as amended. The Corporation and its subsidiaries, including the Bank, file a consolidated federal income tax return based on a fiscal year ending June 30. Consolidated taxable income is determined on an accrual basis.

   During fiscal year 1998, the Internal Revenue Service completed its examination of the Corporation's consolidated federal income tax returns through June 30, 1995. This examination had no effect on the Corporation's results of operations.

   The State of Nebraska imposes a franchise tax on all financial institutions. Under the franchise tax, the Bank can not join in the filing of a consolidated return with the Corporation (which is filed separately). The Bank is assessed at a rate of $.47 per $1,000 of average deposits. The franchise tax is limited to 3.81% of the Bank's income before tax (including subsidiaries) as reported on the regular books and records. The Corporation also pays franchise or state income taxes in a number of jurisdictions in which the Corporation or its subsidiaries conduct business. For further information regarding federal income taxes payable by the Corporation, see Note 17 to the Consolidated Financial Statements under Item 8 of this Report.

ITEM 2. PROPERTIES

   At June 30, 2000, the Corporation conducted business through 255 branch offices in eight states: Iowa (74), Colorado (44), Nebraska (44), Kansas (40), Oklahoma (22), Missouri (20), Arizona (7) and Minnesota (4).

   At June 30, 2000, the Corporation owned the buildings for 151 of its branch offices and leased the remaining 104 offices under leases expiring (not assuming exercise of renewal options) between July 2000 and August 2031. The Corporation has 265 "Cashbox" ATMs located throughout its eight-state region. At June 30, 2000, the total net book value of land, office properties and equipment owned by the Corporation was $181.7 million. Management believes that the Corporation's premises are suitable for its present and anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

   There are no pending legal proceedings to which the Corporation, the Bank or any subsidiary is a party or to which any of their property is subject which are expected to have a material adverse effect on the Corporation's financial position. For information on other legal proceedings, see Note 20 to the Consolidated Financial Statements under Item 8 of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal year 2000.

   Effective August 14, 2000, the Corporation's fiscal year end was changed from June 30 to December 31. As a result of this change, the Corporation's next annual meeting of stockholders will be May 8, 2001.

   To be eligible for inclusion in the Corporation's proxy materials for next year's annual meeting of stockholders, any stockholder proposal to take action at the meeting must be received at the Corporation's executive office at 2120 South 72nd Street, Omaha, Nebraska 68124, no later than December 7, 2000. Any proposal shall be subject to the requirements of the proxy rules of the Securities Exchange Act.

   Stockholder proposals, other than those submitted under the Securities Exchange Act, must be submitted in writing to the Corporation's principal executive offices not less than 60 days prior to May 8, 2001.

                                    PART II

ITEM 5. MARKET FOR COMMERCIAL FEDERAL CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Corporation's common stock is traded on the New York Stock Exchange under the symbol "CFB." The following table sets forth the high, low and closing sales prices and dividends declared for the periods indicated for the common stock:

                                         2000                            1999
                            ------------------------------- -------------------------------
                            Fourth   Third  Second   First  Fourth   Third  Second   First
                            Quarter Quarter Quarter Quarter Quarter Quarter Quarter Quarter
                            ------- ------- ------- ------- ------- ------- ------- -------
   Common stock prices:
     High.................. $17.13  $16.81  $20.81  $24.69  $25.00  $24.00  $24.44  $32.38
     Low...................  14.81   12.19   16.25   18.63   22.00   21.06   19.63   22.00
     Close.................  15.56   16.63   17.81   19.63   23.19   23.19   23.19   23.56
                            ------  ------  ------  ------  ------  ------  ------  ------
   Dividends declared...... $ .070  $ .070  $ .070  $ .065  $ .065  $ .065  $ .065  $ .055
                            ======  ======  ======  ======  ======  ======  ======  ======

   As of June 30, 2000, there were 55,922,884 shares of common stock issued and outstanding that were held by approximately 5,672 shareholders of record and 2,949,802 shares subject to outstanding options. The number of shareholders of record does not reflect the persons or entities who hold their stock in nominee or "street" name.

   On November 15, 1999, the Board of Directors increased the quarterly common stock cash dividend to $.07 per share from $.065 per share. The dividend increase was effective for stockholders of record on December 30, 1999. On November 16, 1998, the Board of Directors increased the quarterly common stock cash dividend from $.055 per share to $.065 per share for stockholders of record on December 30, 1998.

   Cash dividends declared for fiscal year 2000 totaled $15.8 million, or $.275 per common share, compared to fiscal year 1999 of $15.1 million, or $.25 per common share, and fiscal year 1998 of $7.8 million, or $.212 per common share. The fiscal year 1998 cash dividends declared and per share amount represents what was authorized by the Corporation's Board of Directors only and was not restated for any of the acquisitions accounted for as pooling of interests. For information regarding the payment of future dividends and any possible restrictions see "MD&A--Liquidity and Capital Resources" under Item 7 of this Report and Note 18 to the Consolidated Financial Statements under Item 8 of this Report.

ITEM 6. SELECTED FINANCIAL DATA

                                             For the Year Ended June 30,
                             -------------------------------------------------------------------
                                2000          1999          1998          1997          1996
                             -----------   -----------   -----------   -----------   -----------
                                    (Dollars in Thousands Except Per Share Data)
Interest income............  $   927,690   $   839,354   $   757,688   $   717,592   $   673,470
Interest expense...........      585,549       507,021       477,389       453,969       437,443
                             -----------   -----------   -----------   -----------   -----------
Net interest income........      342,141       332,333       280,299       263,623       236,027
Provision for loan and
 lease losses..............      (13,760)      (12,400)      (13,853)      (13,427)       (6,716)
Loan servicing fees, net...       25,194        22,961        24,523        25,910        21,805
Retail fees and charges....       43,230        36,740        30,284        26,198        21,207
Real estate operations.....          (88)       (1,674)        1,894         1,314         1,376
Gain (loss) on sales of
 loans.....................         (110)        3,423         3,092         2,142         1,940
Gain (loss) on sales of
 securities, net...........          --          4,376         3,765           510          (294)
Other operating income.....       33,613        24,189        23,702        15,914        13,844
General and administrative
 expenses(1)...............      251,931       238,594       206,123       204,130       159,990
Amortization of intangible
 assets....................       17,236        15,702         7,814        11,235        10,479
                             -----------   -----------   -----------   -----------   -----------
Income before income taxes,
 extraordinary items and
 cumulative effect of
 change in accounting
 principle.................      161,053       155,652       139,769       106,819       118,720
Provision for income
 taxes.....................       55,269        63,260        52,356        37,980        39,887
                             -----------   -----------   -----------   -----------   -----------
Income before extraordinary
 items and cumulative
 effect of change in
 accounting principle......      105,784        92,392        87,413        68,839        78,833
Extraordinary items,
 net(2)....................          --            --            --           (583)          --
Cumulative effect of change
 in accounting principle,
 net(3)....................       (1,776)          --            --            --            --
                             -----------   -----------   -----------   -----------   -----------
Net income.................  $   104,008   $    92,392   $    87,413   $    68,256   $    78,833
                             ===========   ===========   ===========   ===========   ===========
Diluted earnings per share:
Income before extraordinary
 items and cumulative
 effect of change in
 accounting principle......  $      1.82   $      1.54   $      1.52   $      1.17   $      1.28
Extraordinary items,
 net(2)....................          --            --            --           (.01)          --
Cumulative effect of change
 in accounting principle,
 net(3)....................         (.03)          --            --            --            --
                             -----------   -----------   -----------   -----------   -----------
Net income.................  $      1.79   $      1.54   $      1.52   $      1.16   $      1.28
                             -----------   -----------   -----------   -----------   -----------
Dividends declared per
 common share..............  $      .275   $      .250   $      .212   $      .185   $      .178
                             -----------   -----------   -----------   -----------   -----------
Weighted average diluted
 common shares
 outstanding...............   58,242,365    60,126,846    57,685,281    59,093,615    61,409,356
                             -----------   -----------   -----------   -----------   -----------
Other data:
 Net interest rate
  spread...................         2.67 %        2.85 %        2.62 %        2.58 %        2.45 %
 Net yield on interest-
  earning assets...........         2.78 %        2.99 %        2.88 %        2.86 %        2.72 %
 Return on average
  assets(4)................          .77 %         .77 %         .85 %         .70 %         .87 %
 Return on average
  equity(4)................        10.85 %        9.95 %       10.96 %        9.18 %       13.34 %
 Dividend payout
  ratio(5).................        15.36 %       16.23 %       13.95 %       15.95 %       13.91 %
 Total number of branches
  at end of period.........          255           256           195           190           175
Total assets...............  $13,793,038   $12,775,462   $10,399,229   $10,040,596   $ 9,330,187
Investment securities(6)...      993,167       946,571       673,304       622,240       528,115
Mortgage-backed
 securities(7).............    1,220,138     1,282,545     1,091,849     1,388,940     1,590,907
Loans and leases
 receivable, net(8)........   10,407,692     9,326,393     7,857,276     7,360,481     6,573,624
Intangible assets..........      230,850       252,677        77,186        58,166        44,453
Deposits...................    7,330,500     7,655,415     6,558,207     6,589,395     6,304,620
Advances from Federal Home
 Loan Bank.................    5,049,582     3,632,241     2,379,182     1,719,841     1,643,160
Securities sold under
 agreements to repurchase..       33,379       128,514       334,294       639,294       380,755
Other borrowings...........      172,647       225,383       110,674       161,314        92,562
Stockholders' equity.......      987,978       966,883       861,195       764,066       756,443
Book value per common
 share.....................        17.67         16.22         14.67         13.08         12.19
Tangible book value per
 common share(9)...........        13.54         11.98         13.35         12.08         11.48
Regulatory capital ratios
 of the Bank:
 Tangible capital..........         6.55 %        6.97 %        7.88 %        7.40 %        7.27 %
 Core capital (Tier 1
  capital).................         6.59 %        7.05 %        7.99 %        7.53 %        7.46 %
 Risk-based capital--
   Tier 1 capital..........        11.74 %       12.74 %       14.58 %       14.37 %       14.32 %
   Total capital...........        12.59 %       13.70 %       15.49 %       15.25 %       15.19 %

                            (Footnotes on next page)

--------
(1) Includes exit costs and termination benefits, merger-related and other nonrecurring charges, the SAIF special assessment, and expenses associated with the 1997 common stock repurchase and the 1995 proxy contest. These amounts totaled $3.9 million, $30.1 million, $25.2 million, $38.3 million and $5.5 million on a pre-tax basis for fiscal years 2000, 1999, 1998, 1997 and 1996.
(2) Represents the loss on early retirement of debt, net of income tax benefits.
(3) Represents the cumulative effect of the change in method of accounting for start-up and organizational costs, net of income tax benefit.
(4) Return on average assets (ROAA) and return on average stockholders' equity
    (ROAE) for fiscal year 2000 are .76% and 10.77%, respectively, excluding the after-tax effect of nonrecurring income and charges totaling $756,000. ROAA and ROAE for fiscal year 1999 are 1.00% and 12.86% excluding the after-tax effect of merger-related and other nonrecurring charges totaling $27.1 million. ROAA and ROAE for fiscal year 1998 are 1.06% and 13.65% excluding the after-tax effect of merger-related and other nonrecurring charges totaling $21.5 million. ROAA and ROAE for fiscal year 1997 are .97% and 12.58% excluding the after-tax effect of the nonrecurring expenses totaling $25.1 million associated with the SAIF special assessment, the repurchase of 2,812,725 shares of the Corporation's common stock and other charges. ROAA and ROAE for fiscal year 1996 are .92% and 14.05% excluding the after-tax effect of merger-related and other nonrecurring expenses totaling $4.2 million.
(5) Represents dividends declared per share divided by net income per dilutive share.
(6) Includes investment securities available for sale totaling $70.5 million, $83.8 million, $141.1 million, $102.1 million and $144.4 million at June 30, 2000, 1999, 1998, 1997 and 1996.
(7) Includes mortgage-backed securities available for sale totaling $362.8 million, $419.7 million, $171.4 million, $285.3 million and $371.7 million at June 30, 2000, 1999, 1998, 1997 and 1996.
(8) Includes loans and leases held for sale totaling $183.4 million, $104.3 million, $290.4 million, $84.4 million and $105.9 million at June 30, 2000, 1999, 1998, 1997 and 1996.
(9) Calculated by dividing stockholders' equity, reduced by the amount of intangible assets, by the number of shares of common stock outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   Commercial Federal Corporation (the "Corporation") is a unitary non-diversified savings and loan holding company whose primary asset is Commercial Federal Bank, a Federal Savings Bank (the "Bank"). The Corporation is one of the largest financial institutions in the Midwest and the 10th largest publicly held thrift holding company in the United States. The Bank, with a thrift charter, operates as a community banking institution, offering commercial and consumer banking, mortgage banking, insurance and investment services. The Corporation completed seven acquisitions in fiscal years 1999 and 1998. These acquisitions, three of which were commercial banks, allowed the Bank to further expand its banking services, commercial and agricultural loans, business checking and consumer lending. In addition, these acquisitions created new customer franchises in Missouri and Minnesota and expanded the Bank's franchises in Iowa, Colorado, Nebraska and Kansas.

   At June 30, 2000, the Corporation, headquartered in Omaha, Nebraska, operated 255 branches with 74 located in Iowa, 44 in Colorado, 44 in Nebraska, 40 in Kansas, 22 in Oklahoma, 20 in Missouri, seven in Arizona and four in Minnesota. Throughout its 113 year history, the Corporation has emphasized customer service. To serve its customers, the Corporation conducts community banking operations through its branch network, and loan origination activities through its branches, offices of its wholly-owned mortgage banking subsidiary and a nationwide correspondent network of mortgage loan originators. The Corporation also provides insurance and securities brokerage and other retail financial services.

   Operations focus on offering deposits, making loans (primarily consumer, commercial real estate, single-family residential, business lending and agribusiness loans) and providing customers with a full array of financial products and a high level of customer service. The Corporation's retail strategy continues to be centered on attracting new customers and selling both new and existing customers multiple products and services. Additionally, the Corporation will continue to build and leverage an infrastructure designed to increase noninterest income. The Corporation's operations are also continually reviewed in order to gain efficiencies to increase productivity and reduce costs.

   During fiscal year 1999, the Corporation consummated the acquisitions of three financial institutions: AmerUs Bank ("AmerUs"), First Colorado Bancorp, Inc. ("First Colorado") and Midland First Financial Corporation ("Midland"). On a combined basis, these institutions operated 82 branches and had assets of $3.2 billion and deposits of $2.5 billion. These acquisitions provided the Corporation entry into three new states, access to supermarket branches and significant expansion of its presence in the metropolitan areas of Denver, Colorado and Kansas City, Missouri. The accounts and results of operations of AmerUs and Midland are reflected in the Corporation's consolidated financial statements beginning July 31, 1998, and March 1, 1999, respectively, since these acquisitions were accounted for as purchases. The First Colorado acquisition was accounted for under the pooling of interests accounting method so the Corporation's historical consolidated financial statements were restated for all prior periods to include First Colorado's accounts and results of operations.

   In November 1999, the Corporation announced an initiative to integrate the Corporation's most recent seven acquisitions and new data processing system to support community-banking operations. This plan was aimed at decreasing expenses, increasing sustainable growth in revenues, and increasing productivity through the elimination of duplicate or inefficient functions. Implementation of this plan resulted in exit costs and termination benefits totaling $3.9 million ($2.9 million after-tax or $.05 per diluted share) recorded in fiscal year 2000. See "Exit Costs and Termination Benefits" for additional information.

   On August 14, 2000, the Board of Directors approved a series of key strategic initiatives aimed at improving the overall operations of the Corporation, strengthening earnings and enhancing shareholder value. These key initiatives include a complete balance sheet review, a thorough assessment of the Bank's delivery and servicing systems, the sale of the underperforming leasing company, an acceleration of the disposition of other real estate owned and a management restructuring. The formal plan to achieve these strategic initiatives is in process. Management is currently identifying all significant actions to be taken and finalizing the expected timetable for completion. The total estimated exit costs and termination benefits have not been determined. See "Subsequent Event--Key Strategic Initiatives" for additional information.

   Net income for fiscal year 2000 was $104.0 million, or $1.79 per diluted share, compared to net income of $92.4 million, or $1.54 per diluted share for fiscal year 1999, and $87.4 million, or $1.52 per diluted share for fiscal year 1998. Fiscal year 2000 net income includes the effect of after-tax charges of $2.9 million relating to exit costs and termination benefits, an after-tax gain of $5.4 million from the sale of the corporate headquarters building and a charge totaling $1.8 million after-tax, representing the effect of the change in accounting for certain start-up costs. Fiscal year 1999 net income was reduced by an after-tax charge of $27.1 million, or $.45 per diluted share ($30.0 million pre-tax) associated primarily with the First Colorado acquisition and the termination of employee stock ownership plans acquired in the mergers of three financial institutions the past two fiscal years. Fiscal year 1998 net income was reduced by an after-tax charge of $21.5 million, or $.37 per diluted share, ($29.7 million pre-tax), associated with merger-related expenses and other nonrecurring charges.

Exit Costs and Termination Benefits

   In November 1999, the Corporation announced an initiative to integrate the Corporation's most recent seven acquisitions and new data processing system to support community-banking operations. This plan was aimed at decreasing expenses, increasing sustainable growth in revenues, and increasing productivity through the elimination of duplicate or inefficient functions. This plan was approved by the Corporation's Board of Directors effective December 27, 1999. Major aspects of the plan included 21 branches to be sold or closed, the elimination of 121 positions and the consolidation of the correspondent loan servicing operations.

   Implementation of this plan resulted in charges for exit costs and termination benefits totaling $3.9 million ($2.9 million after-tax or $.05 per diluted share) recorded in fiscal year 2000. At June 30, 2000, the liability balance associated with these costs totaled $351,000.

   Direct and incremental costs associated with the sale and closing of the branches totaled $2.4 million. As of June 30, 2000, six branches were sold or closed. It is expected that the remaining 15 branches will be sold or closed by November 2000. The initiative eliminated 121 positions with personnel costs consisting of severance, benefits and related professional services totaling $1.5 million. This plan also included the consolidation of the correspondent loan servicing functions to Omaha, Nebraska from Wichita, Kansas and Denver, Colorado. As of June 30, 2000, this portion of the plan was completed.

Common Stock Repurchases

   Effective April 28, 1999, the Corporation's Board of Directors authorized the repurchase of up to five percent, or approximately 3,000,000 shares of the Corporation's outstanding common stock. During the fourth quarter of fiscal year 1999 the Corporation repurchased and cancelled 1,500,000 shares of its common stock at a cost of $36.2 million. This first repurchase was completed on December 29, 1999. Effective December 27, 1999, the Corporation's Board of Directors authorized a second repurchase of up to 3,000,000 shares of the Corporation's outstanding stock over the next 18 months. During the year ended June 30, 2000, the Corporation purchased and cancelled 3,773,500 shares of its common stock at a cost of $63.9 million. Since the first repurchase was announced, the Corporation repurchased and cancelled 5,273,500 shares of its common stock through June 30, 2000, at a cost of approximately $100.1 million. From July 1, 2000, through August 25, 2000, an additional 726,500 shares were repurchased for $12.3 million completing this second authorization.

   On August 14, 2000, the Board of Directors authorized a third repurchase of up to 10% of the Corporation's outstanding stock, or approximately 5,500,000 shares. This repurchase is to be completed no later than February 2002. Repurchases can be made at any time and in an amount, depending upon market conditions and various other factors. Any repurchase generally will be on the open-market, although privately negotiated transactions are also possible. In compliance with Nebraska law, all repurchased shares will be cancelled.

Subsequent Event--Key Strategic Initiatives

   On August 14, 2000 the Board of Directors approved and management announced a series of strategic initiatives aimed at increasing the overall operations of the Corporation. Key initiatives include:

  . A complete balance sheet review including the disposition of over $2.0 billion in low-yielding and higher risk investments and residential mortgage loans resulting in a pre-tax charge to earnings in the range of approximately $105 million to $125 million. The proceeds from this disposition are expected to be used to reduce high-cost borrowings by up to $1.0 billion, to repurchase additional shares of the Corporation's common stock with the remainder reinvested in lower risk securities with a predictable income stream.

  . A thorough assessment of the Bank's delivery and servicing systems to ensure the proper channels to achieve the growth potential and to maintain a high level of customer service.

  . The sale of the leasing company acquired as part of the February 1998 acquisition of Liberty is anticipated to result in a pre-tax charge to earnings of approximately $7.0 million.

  . Acceleration of the disposition of other real estate owned anticipated to result in a pre-tax charge to earnings of approximately $6.0 million.

  . A management restructuring to further streamline the organization and improve efficiencies as well as the appointment of a new chief operating officer.

  . A program to further strengthen the commercial lending portfolio by actively recruiting new lenders in order to accelerate the growth in loans experienced over the past year, while maintaining credit quality.

  . A change in the Corporation's fiscal year end from June 30 to December
    31.

  . An expansion of the Corporation's common stock repurchase program by up to 10% of its outstanding shares, or approximately 5.5 million shares.

   Management anticipates to sell the approximate $2.0 billion in investments and mortgage loans, as well as the leasing portfolio, by December 31, 2000. The estimated pretax charges disclosed above reflect management's expectations given the current information available. The formal plan to achieve these strategic initiatives is in process. Management is currently identifying all significant actions to be taken and finalizing the expected timetable for completion. The total estimated exit costs and termination benefits have not been determined.

Subsequent Event--Change in Fiscal Year End

   On August 14, 2000, the Board of Directors approved a change in the Corporation's fiscal year end from June 30 to December 31. This change is effective for calendar year 2000. A December 31 year end allows the Corporation to be aligned with the financial industry from a reporting perspective and will facilitate comparisons with industry norms. The By-laws were amended to reflect this change in fiscal year. As a result, the Corporation's next annual meeting of shareholders is scheduled for May 8, 2001.

Asset/Liability Management

   The operations of the Corporation are subject to the risk of interest rate fluctuations to the extent that there is a difference, or mismatch, between the amount of the Corporation's interest-earning assets and interest-bearing liabilities which mature or reprice in specified periods. When interest rates change, to the extent the Corporation's interest-earning assets have longer maturities or effective repricing periods than its interest-bearing liabilities, the interest income realized on the Corporation's interest-earning assets will adjust more slowly than the interest expense on its interest-bearing liabilities. This mismatch in the maturity and interest rate sensitivity of assets and liabilities is commonly referred to as the "gap." A gap is considered positive when the interest rate sensitive assets maturing or repricing during a specified period exceed the interest rate sensitive liabilities maturing or repricing during the same period. A gap is considered negative when the interest rate sensitive liabilities maturing or repricing during a specified period exceed the interest rate sensitive assets maturing or repricing during the same period. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income. Similarly, during a period of declining interest rates, a negative gap would result in an increase in net interest income while a positive gap would adversely affect net interest income.

   The Corporation has historically invested in interest-earning assets that reprice more slowly than its interest-bearing liabilities. This mismatch exposes the Corporation to interest rate risk. In a rising rate environment liabilities will reprice faster than interest-earning assets, thereby decreasing net interest income. The Corporation seeks to control its exposure to interest rate risk by emphasizing shorter-term assets such as commercial and consumer loans. In addition, the Corporation utilizes longer-term advances from the Federal Home Loan Bank to extend the repricing characteristics of its interest-bearing liabilities. The Corporation also enters into interest rate swap agreements with other counterparties in order to lengthen synthetically its short term debt obligations.

   In connection with its asset/liability management program, the Corporation has interest rate swap agreements with other counterparties under terms that provide for an exchange of interest payments on the outstanding notional amount of the swap agreement. These agreements are primarily used to artificially lengthen the maturity of certain deposit liabilities. In accordance with these arrangements the Corporation pays fixed rates and receives variable rates of interest according to a specified index. The Corporation had swap agreements with notional principal amounts of $2.5 billion at June 30, 2000, and $215.0 million at June 30, 1999 and 1998. For fiscal years 2000, 1999 and 1998, the Corporation recorded $2.9 million, $2.8 million and $1.9 million, respectively, in net interest expense from its interest rate swap agreements. The swap agreements have maturities ranging from July 2000 to June 2008. See Note 16 to the Consolidated Financial Statements for additional information on the Corporation's swap agreements.

   The following table represents management's projected maturity and repricing of the Bank's interest-earning assets and interest-bearing liabilities at June 30, 2000. The amounts of interest-earning assets, interest-bearing liabilities and interest rate swap agreements presented which mature or reprice within a particular period were determined in accordance with the contractual terms and expected behavior of such assets, liabilities and interest rate swap agreements. Adjustable-rate loans and mortgage-backed securities are included in the period in which they are first scheduled to adjust and not in the period in which they mature. All loans and mortgage-backed securities are adjusted for prepayment rates based on information from independent sources as of June 30, 2000 and the Bank's historical prepayment experience. Fixed-rate passbook deposits, NOW accounts and non-indexed money market accounts are assumed to reprice or mature according to the decay rates as defined by regulatory guidelines. Indexed money market rate deposits are deemed to reprice or mature within the 90-day category. Management believes that these assumptions approximate actual experience and considers such assumptions reasonable; however, the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities could vary substantially if actual experience differs from the assumptions used.

                            Within      91 Days       Over 1       3 Years
                           90 Days     to 1 Year    to 3 Years     and Over      Total
                          ----------  -----------   -----------   ----------  -----------
                                           (Dollars in Thousands)
Interest-earning assets:
  Fixed -rate mortgage
   loans (1)............  $  337,906  $   463,567   $ 1,051,457   $3,133,382  $ 4,986,312
  Other loans (2).......   1,618,983    1,847,730     1,752,383    1,423,700    6,642,796
  Investments (3).......     317,195       14,667        16,225      942,359    1,290,446
                          ----------  -----------   -----------   ----------  -----------
    Interest-earning
     assets.............   2,274,084    2,325,964     2,820,065    5,499,441   12,919,554
                          ----------  -----------   -----------   ----------  -----------
Interest-bearing
 liabilities:
  Savings deposits......   1,407,798      312,553       557,569      857,815    3,135,735
  Other time deposits...     893,063    2,403,611       838,299       60,190    4,195,163
  Borrowings (4)........   2,228,729    1,602,495     1,151,465      100,522    5,083,211
  Impact of interest
   rate swap
   agreements...........  (2,500,000)         --        300,000    2,200,000          --
                          ----------  -----------   -----------   ----------  -----------
    Interest-bearing
     liabilities........   2,029,590    4,318,659     2,847,333    3,218,527   12,414,109
                          ----------  -----------   -----------   ----------  -----------
Gap position............     244,494   (1,992,695)      (27,268)   2,280,914      505,445
                          ----------  -----------   -----------   ----------  -----------
Cumulative gap
 position...............  $  244,494  $(1,748,201)  $(1,775,469)  $  505,445  $   505,445
                          ==========  ===========   ===========   ==========  ===========
Gap as a percentage of
 the Bank's total
 assets.................        1.77%      (14.44)%        (.20)%      16.54%        3.67%
Cumulative gap as a
 percentage of the
 Bank's total assets....        1.77%      (12.67)%      (12.87)%       3.67%        3.67%

--------
(1) Includes conventional single-family and multi-family mortgage loans and mortgage-backed securities.
(2) Includes adjustable-rate single-family mortgage loans, adjustable-rate mortgage-backed securities and all other types of loans with either fixed or adjustable interest rates.
(3) Included in the "Within 90 Days" column is Federal Home Loan Bank stock of $255.8 million.
(4) Includes advances from the Federal Home Loan Bank, securities sold under agreements to repurchase and other borrowings.

   The Bank's one-year cumulative gap is a negative $1.7 billion, or 12.67% of the Bank's total assets at June 30, 2000, contrasted to a negative $1.3 billion, or 9.88% of the Bank's total assets at June 30, 1999. The interest rate risk policy of the Bank generally authorizes a liability sensitive one-year cumulative gap not to exceed 10.0%; however, a temporary limit increase to 15.0% was approved by the Board of Directors for the June 30, 2000 quarter. This increase to 15.0% was made to allow more flexible management of interest rate risk due to the anticipated restructure of the balance sheet.

   The Corporation's interest rate sensitivity is also monitored through analysis of the change in the net portfolio value ("NPV"). The Corporation's Asset Liability Management Committee ("ALCO"), which includes senior management representatives, monitors and considers methods of managing the rate sensitivity and repricing characteristics of the balance sheet components, consistent with maintaining acceptable levels of changes in the NPV ratio and net interest income. A primary goal of the Corporation's combined portfolio is that its capital is leveraged effectively into assets and liabilities which maximize corporate profitability while minimizing exposure to changes in interest rates. The ALCO and the Board of Directors review the interest rate risk position of the Bank on at least a quarterly basis.

   Several measures are employed to determine the Bank's exposure to interest rate risk. Market value sensitivity analysis measures the change in the Bank's NPV ratio in the event of sudden and sustained changes in market interest rates. The NPV ratio is defined as the market value of the Bank's capital divided by the market value of its assets. Interest rate sensitivity gap analysis is used to compare the repricing characteristics of the Bank's assets and liabilities. Finally, net interest income sensitivity analysis is used to measure the impact of changing interest rates on corporate earnings.

   If estimated changes to the NPV ratio and the sensitivity gap are not within the limits established by the Board of Directors, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits. The Corporation's Board of Directors has adopted an interest rate risk policy which establishes a minimum allowable NPV ratio (generally 7.00%) over a range of hypothetical interest rates extending from 300 basis points below current levels to 300 basis points above current levels. In addition, the policy establishes a maximum allowable change in the NPV ratio of 3.00% in the event of an instantaneous and adverse change in interest rates of 200 basis points. The OTS monitors the Bank's interest rate risk management procedures under guidelines set forth in Thrift Bulletin 13a ("TB-13a"). This bulletin requires that the Corporation's Board of Directors set interest rate risk limits that would prohibit the Bank from exhibiting a post-shock NPV ratio and interest rate sensitivity measure of "significant risk" or greater. The OTS limits set a minimum NPV ratio of 6.00% at the 200 basis points rate shock level, and a maximum change in NPV ratio of 4.00% at the same level. The limits the Board has imposed on the Bank are more conservative than the limits set by the OTS to maintain a risk rating better than "significant risk."

   The following table presents the projected change in the Bank's NPV ratio for various hypothetical rate shock levels as of June 30, 2000.

Hypothetical               Market     Market                  Change
Change in                 Value of   Value of    NPV   Board  in NPV  Board
Interest Rates            Capital     Assets    Ratio  Limit  Ratio   Limit
--------------           ---------- ----------- -----  -----  ------  ------
                                        (Dollars in Thousands)
300 basis point rise.... $  667,428 $12,275,919 5.44%  5.50%  (3.15)%
200 basis point rise....    826,774  12,620,922 6.55%  7.00%  (2.04)% (3.00)%
100 basis point rise....    999,147  12,986,200 7.69%  7.00%   (.90)%
Base Scenario...........  1,146,232  13,339,477 8.59%  7.00%     --
100 basis point
 decline................  1,283,603  13,688,834 9.38%  7.00%     .79%
200 basis point
 decline................  1,351,845  13,976,075 9.67%  7.00%    1.08% (3.00)%
300 basis point
 decline................  1,228,537  14,148,903 8.68%  7.00%     .09%

   The preceding table indicates that at June 30, 2000, the Bank's NPV ratio would decrease in the event of an immediate rise in interest rates, while the Bank's NPV ratio would increase in the event of immediate decline in interest rates. At June 30, 2000, the Bank's NPV ratios were within the targets set by the Board of Directors in all rate scenarios except the 200 and 300 basis point rise scenarios. Management had previously discussed with the Board that these NPV ratios may fall outside the Board limits, but remain within regulatory limits due to the anticipated balance sheet restructure. At June 30, 2000 the Bank was within the limits set by the OTS to maintain a risk rating of better than "significant risk." In September 2000, the Board approved the reduction of the post shock NPV limits to a minimum of 6.00% (from 7.00%) except the 300 basis point rise shock which was reduced to 5.25% (from 5.50%). These reductions were also made to allow more flexible management of interest rate risk due to the anticipated restructure of the balance sheet.

   The NPV ratio is calculated by the Corporation pursuant to guidelines established by the OTS. The modeling calculation is based on the net present value of discounted estimated cash flows utilizing prepayment assumptions and market rates of interest provided by independent brokers and other public sources as of June 30, 2000, with adjustments made to reflect the shift in interest rates as appropriate.

   Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

Results of Operations

   Net income for fiscal year 2000 was $104.0 million, or $1.79 per diluted and basic share. These results compare to net income for fiscal year 1999 of $92.4 million, or $1.54 per diluted share ($1.55 per basic share) and to net income for fiscal year 1998 of $87.4 million, or $1.52 per diluted share ($1.55 per basic share). See "Ratios" for certain performance ratios of the Corporation for fiscal years 2000, 1999 and 1998.

   The increase in net income for fiscal year 2000 compared to 1999 is primarily due to net increases of $11.8 million and $8.4 million, respectively, in total other income and net interest income after provision for losses and a net decrease of $8.0 million in the provision for income taxes. These increases were partially offset by net increases of $13.3 million in total general and administrative expenses, $1.5 million in amortization of intangible assets and the cumulative effect of a change in accounting principle totaling $1.8 million.

   The increase in net income for fiscal year 1999 compared to 1998 is primarily due to net increases of $53.5 million in net interest income after provision for losses and $4.0 million in total other operating income. These increases to net income were partially offset by net increases of $33.7 million in total general and administrative expenses (including an increase of $11.9 million in merger expenses), $7.9 million in amortization of intangible assets and $10.9 million in the provision for income taxes.

   Operating earnings, which excludes the effect of exit costs and termination benefits, merger-related expenses and other nonrecurring income and charges, totaled $103.3 million, or $1.77 per diluted share, for fiscal year 2000 compared to $119.5 million, or $1.99 per diluted share, for fiscal year 1999 and $108.9 million, or $1.89 per diluted share, for fiscal year 1998.

   Fiscal year 2000 cash operating earnings totaled $117.3 million ($2.01 per diluted share) compared to $131.9 million ($2.19 per diluted share) for fiscal year 1999 and $114.2 million ($1.98 per diluted share) for fiscal year 1998. Cash operating earnings are operating earnings less the effect of the amortization of intangible assets, net of applicable income taxes. Management believes that cash operating earnings are a significant measure of a company's performance, and reflect the Corporation's ability to generate capital that could be leveraged for future growth.

Net Interest Income and Interest Rate Spread

   Net interest income totaled $342.1 million for fiscal year 2000 compared to $332.3 million for fiscal year 1999, an increase of $9.8 million, or 3.0%; and compared to $280.3 million for fiscal year 1998. Based on the portfolios of interest-earning assets and interest-bearing liabilities at the end of the last three fiscal years, interest rate spreads were 2.36%, 2.84% and 2.78% at June 30, 2000, 1999 and 1998. This represents a decrease of 48 basis points comparing the interest rate spread at June 30, 2000, to the interest rate spread at June 30, 1999, and an increase of six basis points comparing the spreads at June 30, 1999, to 1998. In addition, during fiscal years 2000, 1999 and 1998, interest rate spreads were 2.67%, 2.85% and 2.62%. This represents a decrease of 18 basis points comparing the interest rate spread during fiscal year 2000 to 1999 and an increase of 23 basis points comparing the spread during fiscal year 1999 to 1998. The net yield on interest-earning assets during fiscal years 2000, 1999 and 1998 was 2.78%, 2.99% and 2.88%, representing a decrease of 21 basis points comparing fiscal year 2000 to 1999 and an increase of 11 basis points comparing fiscal year 1999 to 1998.

   Net interest income for fiscal year 2000 increased over 1999 due primarily to average interest-earning assets increasing $1.2 billion to $12.3 billion for fiscal year 2000 compared to $11.1 billion for 1999. This increase was partially offset by a net increase in average interest-bearing liabilities of $1.3 billion to $12.1 billion for fiscal year 2000. The increases in these average balances are due in part to growth in the loan portfolio, primarily residential mortgage loans and commercial real estate loans, and the Midland acquisition on March 1, 1999. The loan growth was partially funded with FHLB advances. These net increases in total earning assets and costing liabilities are partially offset by the compression of the interest rate spreads. The interest rate spread decreased 18 basis points due primarily to a 14 basis point increase in costing liabilities as a result of the rise in short-term interest rates and the liability sensitive balance sheet of the Corporation. Over the past year, the Federal Reserve increased interest rates 175 basis points. The Corporation's interest income will come under further pressure if interest rates continue to rise. A continued rise in interest rates may erode the Bank's assets at the same time that costs of funds are increasing. The future trend in interest rate spreads and net interest income will be dependent upon such factors as the composition and size of the Corporation's interest-earning assets and interest-bearing liabilities, the interest rate risk exposure of the Corporation and the maturity and repricing activity of interest-sensitive assets and liabilities, as influenced by changes in and levels of both short-term and long-term market interest rates.

   Net interest income for fiscal year 1999 increased over 1998 primarily due to average interest-earning assets increasing $1.4 billion to $11.1 billion for fiscal year 1999 compared to $9.7 billion for 1998 and the 44 basis point reduction in interest rates on interest-bearing liabilities over the respective fiscal years. These increases were partially offset by a net increase of $1.5 billion in average interest-bearing liabilities to $10.8 billion for fiscal year 1999 compared to $9.3 billion for 1998 and the 21 basis point decrease in interest rates on interest-earning assets over the respective fiscal years. The increases in the average balances are due to the acquisitions of AmerUs on July 31, 1998, and Midland on March 1, 1999. Contributing to the 23 basis point increase in the fiscal year 1999 interest rate spread over 1998 is the reduction in the cost of long-term callable advances from the FHLB. In the fiscal year 1999 flat yield curve environment, the Corporation increased its borrowing of long term fixed-rate FHLB advances that are convertible at the option of the FHLB into adjustable-rate advances. These advances were borrowed in lieu of other short-term funding alternatives and decreased the rate on FHLB advances by 63 basis points for fiscal year 1999 over 1998.

   The following table presents certain information concerning yields earned on interest-earning assets and rates paid on interest-bearing liabilities during and at the end of each of the fiscal years presented:

                                            For the Year
                                            Ended June 30,     At June 30,
                                            ----------------  ----------------
                                            2000  1999  1998  2000  1999  1998
                                            ----  ----  ----  ----  ----  ----
Weighted average yield on:
  Loans and leases......................... 7.75% 7.85% 8.13% 7.87% 7.70% 7.95%
  Mortgage-backed securities............... 6.40  6.25  6.34  6.56  6.31  6.68
  Investments.............................. 6.89  6.54  6.76  6.79  6.45  6.58
                                            ----  ----  ----  ----  ----  ----
    Interest-earning assets................ 7.52  7.56  7.77  7.64  7.41  7.69
                                            ----  ----  ----  ----  ----  ----
Weighted average rate paid on:
  Savings deposits......................... 3.11  2.80  2.90  3.32  2.88  2.84
  Other time deposits...................... 5.31  5.38  5.81  5.76  5.17  5.49
  Advances from FHLB....................... 5.51  5.26  5.89  5.98  5.05  5.69
  Securities sold under agreements to
   repurchase.............................. 5.62  5.94  6.08  4.99  5.72  5.96
  Other borrowings......................... 7.80  8.10  9.73  8.69  7.27  8.75
                                            ----  ----  ----  ----  ----  ----
    Interest-bearing liabilities........... 4.85  4.71  5.15  5.28  4.57  4.91
                                            ----  ----  ----  ----  ----  ----
Net interest rate spread................... 2.67% 2.85% 2.62% 2.36% 2.84% 2.78%
                                            ====  ====  ====  ====  ====  ====
Net yield on interest-earning assets....... 2.78% 2.99% 2.88% 2.50% 2.95% 2.99%
                                            ====  ====  ====  ====  ====  ====

 The table below presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, and average yields and rates during the periods indicated. The following table includes nonaccruing loans averaging $70.5 million, $63.6 million and $48.5 million, respectively, for fiscal years 2000, 1999 and 1998 as interest-earning assets at a yield of zero percent:

                                                         Year Ended June 30,
                          ----------------------------------------------------------------------------------
                                     2000                        1999                        1998
                          --------------------------- --------------------------- --------------------------
                            Average            Yield/   Average            Yield/  Average            Yield/
                            Balance   Interest  Rate    Balance   Interest  Rate   Balance   Interest  Rate
                          ----------- -------- ------ ----------- -------- ------ ---------- -------- ------
                                                        (Dollars in Thousands)
Interest-earning assets:
  Loans and leases......  $ 9,798,198 $759,711  7.75% $ 8,933,834 $700,911  7.85% $7,629,067 $619,851  8.13%
  Mortgage-backed
  securities............    1,291,061   82,563  6.40    1,231,838   77,039  6.25   1,280,279   81,168  6.34
  Investments...........    1,239,548   85,416  6.89      939,179   61,404  6.54     838,921   56,669  6.76
                          ----------- --------  ----  ----------- --------  ----  ---------- --------  ----
  Interest-earning
  assets................   12,328,807  927,690  7.52   11,104,851  839,354  7.56   9,748,267  757,688  7.77
                          ----------- --------  ----  ----------- --------  ----  ---------- --------  ----
Interest-bearing
liabilities:
  Savings deposits......    3,137,139   97,715  3.11    2,891,242   80,832  2.80   2,354,468   68,204  2.90
  Other time deposits...    4,295,975  227,959  5.31    4,497,729  242,026  5.38   4,223,217  245,548  5.81
  Advances from FHLB....    4,373,510  240,924  5.51    3,000,837  157,787  5.26   2,061,056  121,414  5.89
  Securities sold under
  agreements to
  repurchase............       69,763    3,922  5.62      209,111   12,419  5.94     501,979   30,533  6.08
  Other borrowings......      192,666   15,029  7.80      172,379   13,957  8.10     120,106   11,690  9.73
                          ----------- --------  ----  ----------- --------  ----  ---------- --------  ----
  Interest-bearing
  liabilities...........   12,069,053  585,549  4.85   10,771,298  507,021  4.71   9,260,826  477,389  5.15
                          ----------- --------  ----  ----------- --------  ----  ---------- --------  ----
Net earnings balance....  $   259,754                 $   333,553                 $  487,441
                          ===========                 ===========                 ==========
Net interest income.....              $342,141                    $332,333                   $280,299
                                      ========                    ========                   ========
Interest rate spread....                        2.67%                       2.85%                      2.62%
                                                ====                        ====                       ====
Net yield on interest--
earning assets..........                        2.78%                       2.99%                      2.88%
                                                ====                        ====                       ====

   The Corporation's net earnings balance (the difference between average interest-bearing liabilities and average interest-earning assets) decreased $73.8 million during fiscal year 2000 compared to 1999 and decreased $153.9 million during fiscal year 1999 compared to 1998. The ratio of average interest-earning assets to average interest-bearing liabilities was 102.2% during fiscal year 2000 compared to 103.1% and 105.3%, respectively, during fiscal years 1999 and 1998.

   The decrease in the net earnings balance for fiscal year 2000 compared to 1999 is primarily due to the acquisition of Midland and the repurchases of the Corporation's common stock. Interest-earning average assets for fiscal year 2000 were fully impacted by the $83.0 million cash outlay to finance the Midland acquisition on March 1, 1999, and by the $63.9 million to repurchase common stock.

   The decrease in the net earnings balance for fiscal year 1999 compared to 1998 is primarily due to the acquisitions of AmerUs and Midland and the repurchase of 1,500,000 shares of common stock. The AmerUs acquisition was financed by $40.0 million of one year notes, in part by the $45.0 million unsecured term note due July 31, 2003, and by the outlay of existing cash. The repurchase of common stock totaled $36.2 million.

   The table below presents the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities, and the amount of change in each attributable to: (i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The net change attributable to change in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. The following table demonstrates the effect of the increased volume of interest-earning assets and interest-bearing liabilities, the changes in interest rates and the effect on the interest rate spreads previously discussed:

                          Year Ended June 30, 2000      Year Ended June 30, 1999
                              Compared to 1999              Compared to 1998
                         ----------------------------  ----------------------------
                         Increase (Decrease) Due to        Increase (Decrease) Due to
                          Volume     Rate     Total     Volume     Rate     Total
                         --------  --------  --------  --------  --------  --------
                                            (In Thousands)
Interest income:
  Loans and leases...... $ 65,539  $ (6,739) $ 58,800  $106,775  $(25,715) $ 81,060
  Mortgage-backed
   securities...........    3,761     1,763     5,524    (3,040)   (1,089)   (4,129)
  Investments...........   20,545     3,467    24,012     6,601    (1,866)    4,735
                         --------  --------  --------  --------  --------  --------
    Interest income.....   89,845    (1,509)   88,336   110,336   (28,670)   81,666
                         --------  --------  --------  --------  --------  --------
Interest expense:
  Savings deposits......    9,257     7,626    16,883    14,772    (2,144)   12,628
  Other time deposits...  (10,742)   (3,325)  (14,067)   15,407   (18,929)   (3,522)
  Advances from FHLB....   75,292     7,845    83,137    50,549   (14,176)   36,373
  Securities sold under
   agreements to
   repurchase...........   (7,869)     (628)   (8,497)  (17,409)     (705)  (18,114)
  Other borrowings......    1,596      (524)    1,072     4,472    (2,205)    2,267
                         --------  --------  --------  --------  --------  --------
    Interest expense....   67,534    10,994    78,528    67,791   (38,159)   29,632
                         --------  --------  --------  --------  --------  --------
Effect on net interest
 income................. $ 22,311  $(12,503) $  9,808  $ 42,545  $  9,489  $ 52,034
                         ========  ========  ========  ========  ========  ========

Provisions for Loan and Lease Losses and Real Estate Operations

   The Corporation recorded loan loss provisions of $13.8 million, $12.4 million and $13.9 million in fiscal years 2000, 1999 and 1998, respectively. Net loans and leases charged-off totaled $18.3 million for fiscal year 2000 compared to $12.1 million for 1999 and $9.3 million for 1998. The net charge-offs are higher for fiscal year 2000 due to charge-offs totaling $6.9 million relating to one commercial loan ($1.5 million), an apartment complex ($1.3 million) and leases ($4.1 million). For fiscal years 1999 and 1998 loss reserves totaling $1.0 million and $3.9 million, respectively, were recorded to conform the reserve positions of pooled acquisitions to the policies of the Corporation. Excluding these reserves, the loan loss provisions totaled
$11.4 million for fiscal year 1999, an increase of approximately $1.4 million, compared to $10.0 million for fiscal year 1998. This increase is primarily due to additional reserves recorded to cover consumer loan losses.

   At June 30, 2000, the Corporation's residential loan portfolio totaling $7.9 billion is secured by properties primarily located in Colorado (17%), Nebraska (13%) and Kansas (11%). At June 30, 1999, the balance of these loans totaled $7.3 billion and were secured by residential properties located primarily in Colorado (20%), Nebraska (13%) and Kansas (10%). The commercial real estate loan portfolio at June 30, 2000, totaling $1.1 billion is secured by properties primarily located in Colorado (26%), Iowa (16%) and Kansas (11%). At June 30, 1999, commercial real estate loans totaled $835.3 million and were secured by properties primarily located in Colorado (29%), Kansas (15%) and Iowa (14%).

   The allowance for loan and lease losses is based upon management's continuous evaluation of the collectibility of outstanding loans and leases, which takes into consideration such factors as changes in the composition of the loan and lease portfolios and economic conditions that may affect the borrower's ability to pay, regular examinations by the Corporation's credit review group of specific problem loans and leases and of the overall portfolio quality and real estate market conditions in the Corporation's lending areas. The allowance for credit losses totaled $70.6 million at June 30, 2000, or 108.5% of total nonperforming loans and leases, compared to $80.4 million, or 114.9%, at June 30, 1999, and $64.8 million, or 131.2%, at June 30, 1998.

   The Corporation recorded net losses from real estate operations in fiscal years 2000 and 1999 totaling $88,000 and $1.7 million, respectively, and net income of $1.9 million in fiscal year 1998. Real estate operations reflect provisions for real estate losses, net real estate operating activity, and gains and losses on dispositions of real estate. The net increase in real estate operations for fiscal year 2000 compared to 1999 is due primarily to a net decrease in the provision for real estate losses totaling $1.5 million and an increase in net gains on real estate dispositions. The net decrease in real estate operations for fiscal year 1999 compared to 1998 is due primarily to a decrease in net gains on dispositions of real estate totaling $1.5 million, a net increase in operating expenses of approximately $600,000 and a net increase in provisions for real estate losses.

   Management of the Corporation believes that present levels of allowances for loan losses are adequate to reflect the risks inherent in its portfolios. However, there can be no assurance that the Corporation will not experience increases in its nonperforming assets, that it will not increase the level of its allowances in the future or that significant provisions for losses will not be required based on factors such as deterioration in market conditions, changes in borrowers' financial conditions, delinquencies and defaults.

   Nonperforming assets are monitored on a regular basis by the Corporation's internal credit review and problem asset groups. Nonperforming assets at June 30 are summarized as follows:

                                                   2000      1999      1998
                                                 --------  --------  --------
                                                   (Dollars in Thousands)
Nonperforming loans and leases (1)
  Residential real estate....................... $ 48,996  $ 49,061  $ 43,212
  Commercial real estate........................    2,550    12,220     1,369
  Consumer......................................    5,119     4,859     2,651
  Leases and other loans........................    8,347     3,875     2,134
                                                 --------  --------  --------
    Total.......................................   65,012    70,015    49,366
                                                 --------  --------  --------
Real estate (2)
  Commercial....................................   12,862     8,880     8,465
  Residential...................................   16,803    14,384     8,821
  Other.........................................      --        --        480
                                                 --------  --------  --------
    Total.......................................   29,665    23,264    17,766
                                                 --------  --------  --------
Troubled debt restructurings (3)
  Commercial....................................    5,259     9,534     3,524
  Residential...................................      172       195       778
                                                 --------  --------  --------
    Total.......................................    5,431     9,729     4,302
                                                 --------  --------  --------
Total nonperforming assets...................... $100,108  $103,008  $ 71,434
                                                 ========  ========  ========
Nonperforming loans and leases to total loans
 and leases.....................................      .61%      .73%      .62%
Nonperforming assets to total assets............      .73%      .81%      .69%
Total allowance for loan and lease losses (4)... $ 70,556  $ 80,419  $ 64,757
Allowance for loan and lease losses to total
 loans and leases...............................      .66%      .84%      .81%
Allowance for loan and lease losses to total
 nonperforming assets...........................    70.48%    78.07%    90.65%

--------
(1) Nonperforming loans and leases consist of nonaccruing loans (loans 90 days or more past due) and accruing loans that are contractually past due 90 days or more. At June 30, 2000, 1999 and 1998, there were no accruing loans contractually past due 90 days or more.
(2) Real estate consists of commercial and residential property acquired through foreclosure or repossession (real estate owned and real estate in judgment) and real estate from certain subsidiary operations, and does not include performing real estate held for investment totaling $9.9 million, $9.5 million and $4.4 million, respectively, at June 30, 2000, 1999 and 1998.
(3) A troubled debt restructuring is a loan on which the Corporation, for reasons related to the debtor's financial difficulties, grants a concession to the debtor, such as a reduction in the loan's interest rate, a reduction in the face amount of the debt, or an extension of the maturity date of the loan, that the Corporation would not otherwise consider.
(4) Includes $59,000, $75,000 and $97,000, respectively, at June 30, 2000, 1999 and 1998, in allowance for losses established primarily to cover risks associated with borrowers' delinquencies and defaults on loans and leases held for sale.

   Nonperforming loans and leases at June 30, 2000, decreased compared to 1999 primarily due to a decrease of $9.7 million in delinquent commercial real estate offset by increases of $4.5 million and $260,000, respectively, in leases and other loans and consumer loans. Nonperforming loans and leases at June 30, 1999, increased $20.7 million compared to 1998 primarily due to increases of $10.9 million, $5.8 million, $2.2 million and $1.8 million, respectively, in delinquent commercial real estate, residential real estate, consumer loans and other loans. The increases are due to the AmerUs and Midland acquisitions and to growth in the respective portfolios.

   The net increase of $6.4 million in real estate at June 30, 2000, compared to 1999 is due to increases of $4.0 million and $2.4 million, respectively, in commercial and residential real estate. The increases are primarily due to the transfer of delinquent residential and commercial loans totaling $21.1 million and $10.9 million, respectively, to nonperforming real estate. Partially offsetting these increases are sales of residential and commercial properties totaling $15.2 million and $6.2 million, respectively. The net increase of $5.5 million in real estate at June 30, 1999, compared to 1998 is due primarily to net increases of $5.6 million and $415,000, in residential and commercial real estate. This net increase is due primarily to real estate acquired from the AmerUs and Midland acquisitions partially offset by real estate sales. Real estate is located primarily in Missouri and Kansas at June 30, 2000, and, before allowance for losses, totaled $8.7 million and $5.8 million, respectively. At June 30, 1999, real estate was located primarily in Missouri and Iowa and totaled $4.8 million and $3.6 million, respectively, before allowance for losses.

   Troubled debt restructurings decreased $4.3 million at June 30, 2000, compared to June 30, 1999, due to the reclassification of $3.2 million of troubled commercial restructurings to nonperforming loan status and $1.1 million of commercial troubled debt restructurings to current loan status. Troubled debt restructurings increased $5.4 million at June 30, 1999, compared to June 30, 1998, due to the addition of 13 loans classified as commercial troubled debt restructurings totaling approximately $16.1 million offset primarily by the reclassifications of $7.1 million (to nonperforming loan status) and $1.6 million (to current loan status) and payoffs totaling approximately $1.9 million.

   The ratio of nonperforming loans and leases to total loans and leases decreased to .61% at June 30, 2000, based on loan and lease balances of $10.6 billion. This ratio compares to .73% and .62%, respectively, at June 30, 1999 and 1998, which were based on loan and lease balances of $9.6 billion and $8.0 billion. The ratio decreased at June 30, 2000, compared to 1999 due to the net decrease in nonperforming loans and leases and the increase in the total balance of loans and leases. This ratio at June 30, 1999, increased compared to 1998 due to a net increase in nonperforming loans and leases, primarily delinquent residential and commercial loans, partially offset by increases in the total balance of loans and leases. Nonperforming assets to total assets decreased to .73% at June 30, 2000, compared to .81% at June 30, 1999 due to the decrease in nonperforming assets combined with the increase in total assets. Increasing nonperforming assets accounts for the .81% ratio for nonperforming assets to total assets at June 30, 1999, compared to .69% at June 30, 1998, even though total assets also increased. The decrease in total allowance for loan and lease losses to $70.6 million at June 30, 2000, compared to $80.4 million at June 30, 1999, is primarily due to an increase in net charge-offs in fiscal 2000 compared to 1999. The total allowance for loan and lease losses increased to $80.4 million at June 30, 1999, compared to $64.8 million at June 30, 1998, due primarily to increases in allowances acquired in purchase acquisitions. The percentage of allowance for loan and lease losses to total loans and leases at June 30, 2000, of .66% decreased compared to .84% at June 30, 1999, and .81% at June 30, 1998. The decrease comparing June 30, 2000 to 1999 is due primarily to the decrease in the allowance for loans and leases and to the increase in the total loan and lease portfolio. The increase comparing June 30, 1999 to 1998 is due primarily to the net increase in the allowance for loan and lease losses. The total allowance for loan and lease losses to total nonperforming assets decreased to 70.48% at June 30, 2000 compared to 78.07% at June 30, 1999 and 90.65% at June 30, 1998. The decrease comparing June 30, 2000 to 1999 is due primarily to the decrease in the allowance partially offset with the decrease in total nonperforming assets. The decrease at June 30, 1999 compared to 1998 is due primarily to the increase in nonperforming assets partially offset by the increase in the allowance for loan and lease losses.

Non-Interest Income

 Loan Servicing Fees

   Loan servicing fees totaled $25.2 million, $23.0 million and $24.5 million for fiscal years 2000, 1999 and 1998, respectively. The amount of revenue generated from loan servicing fees, and changes in comparing fiscal years, is primarily due to the average size of the Corporation's portfolio of mortgage loans serviced for other institutions and the level of rates for service fees collected partially offset by the amortization expense of mortgage servicing rights. The loan servicing fees category also includes fees collected for late loan payments. The net increase in loan servicing fees comparing fiscal year 2000 to 1999 is primarily due to a decrease in amortization expense of mortgage servicing rights. This decrease reflects a reduction in prepayments due to the higher interest rate environment in fiscal year 2000. The amount of amortization expense of mortgage servicing rights is determined, in part, by mortgage loan paydowns in the servicing portfolio that are influenced by changes in interest rates. The decrease in loan servicing fees comparing fiscal year 1999 to 1998 is primarily due to lower average service fee rates collected in 1999 compared to 1998.

   Effective July 1, 1999, the amortization expense of mortgage servicing rights was reclassified from general and administrative expenses to a reduction of loan servicing fees. Prior fiscal years were also restated. Amortization expense of servicing rights totaled $8.7 million, $12.0 million and $10.2 million, for fiscal years 2000, 1999 and 1998, respectively. The portfolio of mortgage loans serviced for other institutions totaled $7.3 billion, $7.4 billion and $7.2 billion at June 30, 2000, 1999 and 1998.

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

 Retail Fees And Charges

   Retail fees and charges totaled $43.2 million, $36.7 million and $30.3 million for fiscal years 2000, 1999 and 1998, respectively. The primary source of this fee income is customer charges for retail financial services such as checking account fees and service charges, charges for insufficient checks or uncollected funds, stop payment fees, VISA debit card fees, overdraft protection fees, transaction fees for personal checking and automatic teller machine services. The net increase for fiscal year 2000 compared to 1999 is due to increased fee structures and volume increases in checking account fees and related ancillary fees for overdraft and insufficient funds charges, VISA debit card fees and overall fees from the acquisition of Midland. The net increase for fiscal year 1999 compared to 1998 primarily results from the AmerUs and Midland acquisitions, accounted for as purchases and included in operations since their respective dates of consummation, which together contributed $3.6 million in retail fees and charges for fiscal year 1999. Also contributing to the increase is the emphasis on cross-selling of products available from the Corporation's increased retail customer deposit base.

 Gain (Loss) On Sales Of Loans

   During fiscal years 2000, 1999 and 1998, the Corporation sold loans to third parties through its mortgage banking operations totaling approximately $762.1 million, $2.0 billion and $1.2 billion, respectively, resulting in a pre-tax loss of $110,000 for fiscal year 2000 and in net pre-tax gains of $3.4 million and $3.1 million, respectively, for fiscal years 1999 and 1998. Mortgage loans are generally sold in the secondary market with loan servicing retained and without recourse to the Corporation. The net gains recorded in fiscal years 1999 and 1998 are attributable to the relatively stable interest rate environments over the respective periods.

 Gain On Sales Of Securities

   During fiscal year 2000 there were no sales of securities available for sale. During fiscal years 1999 and 1998, the Corporation sold securities available for sale resulting in pre-tax gains of $4.4 million and $3.8 million on sales of $235.6 million and $137.6 million, respectively. Mortgage-backed securities accounted for most of the activity with pre-tax gains of $3.9 million and $2.5 million recorded in fiscal years 1999 and 1998.

 Other Operating Income

   Other operating income totaled $33.6 million, $24.2 million and $23.7 million for fiscal years 2000, 1999 and 1998, respectively. The major components of other operating income are brokerage commissions, credit life and disability commissions, insurance commissions and leasing operations.

   Brokerage commission income totaled $9.8 million, $9.2 million and $5.3 million, respectively, for fiscal years 2000, 1999 and 1998. Brokerage commission income increased for fiscal year 2000 compared to 1999 and 1999 compared to 1998 due to significant growth in the volume of customer transactions for equity securities. A greater focus on cross-selling, an increase in the number of sales locations due to acquisitions and a more qualified staff also contributed to these increases.

   Insurance commission income totaled $4.0 million, $2.8 million and $3.2 million, respectively, for fiscal years 2000, 1999 and 1998. The increase comparing fiscal year 2000 to 1999 is primarily due to increased annuity sales due to the higher interest rate environment in fiscal year 2000 and to an increase in net reinsurance operations. The decrease in insurance commission income comparing fiscal year 1999 to 1998 is due primarily to increased competition and decreases in property and casualty insurance and net reinsurance operations.

   Credit life and disability commission income totaled $4.1 million, $2.0 million and $2.0 million, respectively, for fiscal years 2000, 1999 and 1998. Commission income from credit life and disability is directly related to consumer loan volume and the emphasis placed on selling the product. Credit life and disability commission income from leasing activity continues to decrease. This decrease is the reason credit life and disability commission income is unchanged comparing fiscal year 1999 to 1998. Origination and service fees from leasing operations totaled $476,000, $618,000 and $3.6 million, respectively, for fiscal years 2000, 1999 and 1998. The net decrease in leasing operations comparing fiscal years is due to the Corporation significantly curtailing leasing operations. Nonrecurring charges totaling $597,000 were also recorded in fiscal year 1998 for reserves on leasing operations.

   Other operating income includes miscellaneous items that can fluctuate significantly from year to year. Such amounts totaled approximately $15.2 million, $9.6 million and $9.6 million, respectively, for fiscal years 2000, 1999 and 1998. The increase comparing fiscal year 2000 to 1999 is due primarily to the net pre-tax gain totaling $8.5 million on the sale of the corporate headquarters building in December 1999.

Non-Interest Expense

 General And Administrative Expenses

   Total general and administrative expenses totaled $251.9 million, $238.6 million and $206.1 million for fiscal years 2000, 1999 and 1998, respectively. Excluding charges for exit costs and termination benefits, merger-related expenses and certain other nonrecurring charges, general and administrative expenses totaled $248.0 million, $208.5 million and $180.9 million for fiscal years 2000, 1999, and 1998.

   The net increase of $13.3 million in general and administrative expenses for fiscal year 2000 compared to 1999 is primarily due to net increases of $12.9 million in compensation and benefits, $17.6 million in other expenses, $6.5 million in data processing, $3.9 million in exit costs and termination benefits, $2.3 million in occupancy and equipment and $1.2 million in advertising. These increases were offset by net decreases of $29.9 million in merger expenses and $1.2 million in regulatory insurance and assessments. The charges for exit costs and termination benefits of $3.9 million reflect the expenses and charges pursuant to the sale and closing of 21 branches ($2.4 million) and the elimination of 121 positions ($1.5 million). See Note 24 "Exit Costs and Termination Benefits" to the Notes to Consolidated Financial Statements for additional information. The Midland acquisition, which was accounted for under the purchase method of accounting, contributed to the net increases in additional general and administrative expenses for fiscal year 2000. The AmerUs acquisition, also accounted for as a purchase, contributed to a lesser extent to the net increases for fiscal year 2000. These acquisitions result in increased personnel wages, benefits and costs of operating additional branches, as well as other expenses incurred on an indirect basis attributable to these acquisitions. General and administrative expenses also increased for fiscal year 2000 compared to 1999 due to higher costs associated with the new data processing computer systems, higher item processing costs from the customer deposit delivery system implemented in the second quarter of fiscal 1999 and to decreases in deferred costs associated with loan originations due to lower loan origination volume.

   The net increase of $32.5 million in general and administrative expenses for fiscal year 1999 compared to 1998 is primarily due to net increases in the merger expenses category of $11.9 million, compensation and benefits of $10.7 million, occupancy and equipment of $8.2 million, other expenses of $5.6 million, advertising of $1.3 million and regulatory insurance and assessments of $688,000. These increases were slightly offset by a net decrease of $5.9 million in data processing. The net increase comparing the two fiscal years is primarily due to fiscal year 1999 merger expenses totaling $30.1 million associated with the First Colorado acquisition and the termination of three employee stock ownership plans compared to the $20.9 million of merger expenses recorded in fiscal year 1998. The AmerUs and Midland acquisitions contributed a net increase of approximately $16.1 million in general and administrative expenses for fiscal year 1999 over 1998. These acquisitions resulted in increased personnel wages and benefits and costs of operating additional branches, as well as other expenses incurred on an indirect basis attributable to these acquisitions. The net decrease in data processing for fiscal year 1999 compared to 1998 is due to accelerated amortization totaling $4.3 million recorded in fiscal year 1998 for certain computer systems and software necessitated by the Year 2000 compliance and the related planned systems conversions. Merger expenses totaling $16.1 million associated with the First Colorado acquisition consisted of $8.0 million in transaction costs, such as fees for investment banking, accounting and legal, $6.7 million in costs to combine operations and $1.4 million in severance and other termination costs. The remaining amount of the merger expenses totaled $14.0 million and related to the termination of three employee stock ownership plans acquired in mergers the past two fiscal years. Such amount represents the market value of unallocated shares distributed to plan participants upon the termination of these employee stock ownership plans.

Intangible Assets Amortization

   Total amortization expense of intangible assets for fiscal years 2000, 1999 and 1998 was $17.2 million, $15.7 million and $7.8 million, respectively. The net increase in amortization expense of intangible assets for fiscal year 2000 compared to 1999 is primarily due to the finalization of purchase accounting adjustments and the core value of deposits study for the Midland acquisition consummated March 1, 1999. The net increase in amortization expense of intangible assets for fiscal year 1999 compared to 1998 is primarily due to the AmerUs and Midland acquisitions consummated in fiscal 1999. The amortization expense of intangible assets associated with these two acquisitions totaled $9.9 million and $7.8 million, respectively for fiscal years 2000 and 1999.

Provision for Income Taxes

   For fiscal years 2000, 1999 and 1998 the provision for income taxes totaled $55.3 million, $63.3 million and $52.4 million, respectively. The effective tax rates for fiscal years 2000, 1999 and 1998 were 34.3%, 40.6% and 37.5%, respectively. The effective tax rate varied from the statutory rate of 35.0% for fiscal year 2000 due to the tax benefits generated from the creation of a real estate investment trust and to increases in tax-exempt securities. The effective tax rate varied from the statutory rate of for fiscal years 1999 and 1998 due to the nondeductibility of certain merger-related expenses and other nonrecurring charges. A significant nondeductible merger-related expense for fiscal year 1999 is the $14.0 million associated with the termination of the employee stock ownership plans acquired in mergers. For the three fiscal years ended June 30, 2000, the effective tax rates also vary from the statutory rate due to the nondeductibility of amortization of intangible assets in relation to the level of taxable income for the respective fiscal years.

Cumulative Effect of Change in Accounting Principle

   Effective July 1, 1999, the Corporation adopted the provisions of Statement of Position 98-5 "Reporting the Costs of Start-Up Activities." This statement requires that costs of start-up activities and organizational costs be expensed as incurred. Prior to the adoption of this statement, these costs were capitalized and amortized over periods ranging from five to 25 years. The effect of adopting the provisions of this statement was to record a charge of $1.776 million, net of an income tax benefit of $978,000, or $.03 per diluted share, as a cumulative effect of a change in accounting principle. These costs consist of organizational costs primarily associated with the creation of a real estate investment trust subsidiary and start-up costs of the proof of deposit department for processing customer transactions following the conversion of the Corporation's deposit system.

Ratios

   The table below sets forth certain performance ratios of the Corporation for the periods indicated:

                                                           Year Ended June
                                                                  30
                                                           ------------------
                                                           2000   1999  1998
                                                           -----  ----  -----
Return on average assets: net income divided by average
 total assets (1).........................................   .77%  .77%   .85%
Return on average equity: net income divided by average
 equity (1)............................................... 10.85  9.95  10.96
Equity-to-assets ratio: average stockholders' equity to
 average total assets.....................................  7.10  7.79   7.76
General and administrative expenses divided by average
 assets (2)...............................................  1.87  2.00   2.01

--------
(1) Return on average assets and return on average stockholders' equity for fiscal year 2000 are .76% and 10.77%, respectively, excluding the after-tax effect of nonrecurring income and charges totaling $756,000. Return on average assets and return on average stockholders' equity for fiscal year 1999 are 1.00% and 12.86%, respectively, excluding the after-tax effect of merger-related and other nonrecurring charges totaling $27.1 million. Return on average assets and return on average stockholders' equity for fiscal year 1998 are 1.06% and 13.65%, respectively, excluding the after-tax effect of merger-related and other nonrecurring expenses totaling $21.5 million.
(2) General and administrative expenses divided by average assets for fiscal year 2000 is 1.84% excluding the nonrecurring exit costs and termination benefits totaling $3.9 million. The ratio for fiscal year 1999 is 1.75% excluding the merger-related and other nonrecurring charges totaling $30.1 million. The ratio for fiscal year 1998 is 1.76% excluding the merger-related and other nonrecurring expenses totaling $25.2 million.

   The operating ratio for general and administrative expenses for fiscal year 2000 is lower compared to 1999 due to a net increase of $1.6 billion in average assets partially offset by an increase of $13.3 million in general and administrative expenses. The net increase in general and administrative expenses for fiscal year 2000 over 1999 is due to a full year of expenses associated with the Midland acquisition, higher costs from new computer systems and item processing charges, and to lower loan origination volumes that translates to decreases in deferred costs associated with loan originations. The operating ratio for general and administrative expenses for fiscal year 1999 is relatively unchanged compared to 1998 due to a net increase of $32.5 million in such expenses offset by an increase of approximately $1.6 billion in average assets over the same periods. The increase in general and administrative expenses is primarily due to the AmerUs and Midland acquisitions accounted for as purchases and the termination of the three employee stock ownership plans acquired in mergers the past two fiscal years. The increase in the average assets is attributable primarily to the AmerUs and Midland acquisitions.

Implementation of New Accounting Pronouncements

   Effective July 1, 1999, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 134 entitled "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65." This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. No mortgage-backed securities were reclassified upon initial application, therefore, the adoption of this statement did not have an effect on the Corporation's financial position, liquidity or results of operations. On July 1, 1999, the Corporation also adopted the provisions of Statement of Position 98-5 "Reporting the Costs of Start-Up Activities." See "Cumulative Effect of Change in Accounting Principle" for additional information on the effect of this statement.

   Effective July 1, 2000, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." See Note 29 "Subsequent Event--Accounting for Derivatives and Hedging Activities" to the Consolidated Financial Statements under Item 8 of this Report for information on the initial effect this statement had on the Corporation.

Liquidity and Capital Resources

   The Corporation's principal asset is its investment in the capital stock of the Bank. Since the Corporation does not generate any significant revenues independent of the Bank, the Corporation's liquidity is dependent on the extent to which it receives dividends from the Bank. The Bank's ability to pay dividends to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Under the capital distribution regulations of the OTS, the Bank is permitted to pay capital distributions during a calendar year up to 100.0% of its retained net income (net income determined in accordance with generally accepted accounting principles less total capital distributions declared) for the current calendar year combined with the Bank's retained net income for the preceding two calendar years without prior approval of the OTS. At June 30, 2000, the Bank would be permitted to pay an aggregate amount approximating $55.3 million in dividends under this regulation. Should the Bank's regulatory capital fall below certain levels, applicable law would require approval by the OTS of such proposed dividends and, in some cases, would prohibit the payment of dividends.

   The Corporation manages its liquidity at both the parent company and subsidiary levels. At June 30, 2000, the cash of Commercial Federal Corporation (the "parent company") totaled $44.4 million. Due to the parent company's limited independent operations, management believes that its cash balance at June 30, 2000, is currently sufficient to meet operational needs excluding funds necessary for interest and principal payments and the repurchase of common stock. The parent company's ability to make future interest and principal payments on its $50.0 million of 7.95% fixed-rate subordinated extendible notes due December 1, 2006, on its $46.4 million of 9.375% fixed-rate junior subordinated debentures due May 15, 2027 and on its term and revolving credit notes, is dependent upon its receipt of dividends from the Bank. During fiscal years 2000 and 1999, the parent company received cash dividends totaling $117.8 million and $73.3 million, respectively, from the Bank. The dividends received from the Bank during fiscal year 2000 were for:

  . common stock cash dividends totaling $19.4 million paid by the parent company to its common stock shareholders,

  . interest payments totaling $16.7 million on the parent company's debt,

  . principal payments of $9.0 million on the parent company's five-year term note,

  . the financing, in part, of common stock repurchases totaling $63.1 million, and

  . $9.6 million for the purchase by the parent company of non-rated, tax-exempt securities from the Bank and the mortgage banking subsidiary.

   Cash dividends paid by the parent company to its common stock shareholders totaled $15.8 million and $13.5 million, respectively, during fiscal years 2000 and 1999. The payment of dividends on the common stock is subject to the discretion of the Board of Directors of the Corporation and depends on a variety of factors, including operating results and financial condition, liquidity, regulatory capital limitations and other factors. The Bank will continue to pay dividends to the parent company, pursuant to regulatory restrictions, to cover future principal and interest payments on the parent company's debt and quarterly cash dividends on common stock when and as declared by the parent company. The parent company also receives cash from the exercise of stock options and the sale of stock under its employee benefit plans which totaled $2.4 million and

$9.7 million, respectively, during fiscal years 2000 and 1999, as well as from the Bank for income tax benefits from operating losses of the parent company as provided in the corporate tax sharing agreement.

   On April 28, 1999, the Board of Directors authorized the repurchase of up to five percent, or approximately 3,000,000 shares, of the Corporation's outstanding common stock. This repurchase was completed on December 29, 1999. Effective December 27, 1999, the Corporation's Board of Directors authorized a second repurchase of up to 3,000,000 shares of the Corporation's outstanding stock over the next 18 months. During the fiscal year end June 30, 2000, the Corporation repurchased and cancelled 3,773,500 shares of its common stock at a cost of $63.9 million. This second repurchase was completed on August 25, 2000. During the fourth quarter of fiscal year 1999 the Corporation repurchased and cancelled 1,500,000 shares at a cost of $36.2 million. On August 14, 2000, the Corporation's Board of Directors authorized the repurchase of up to 10% of its outstanding stock, or approximately 5,500,000 shares. This repurchase is to be completed no later than February 2002.

   The Corporation's primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the FHLB and (iv) cash generated from operations. As reflected in the Consolidated Statement of Cash Flows, net cash flows provided by operating activities for fiscal years 2000 and 1999 totaled $191.7 million and $251.5 million, respectively, and net cash flows used by operating activities for fiscal year 1998 totaled $96.8 million. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans. The purchase and origination of loans for resale totaling $711.2 million for fiscal year 2000 is lower compared to $1.9 billion and $1.4 billion for fiscal years 1999 and 1998, respectively, primarily due to increased prepayment and refinancing activity during fiscal years 1999 and 1998. Proceeds from the sales of loans totaled $762.0 million for fiscal year 2000 compared to $2.0 billion and $1.2 billion, respectively, in fiscal years 1999 and 1998.

   Net cash flows used by investing activities totaled $1.2 billion and $840.0 million for fiscal years 2000 and 1999, respectively, and net cash flows provided by investing activities totaled $112.4 million for fiscal year 1998. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities and (ii) the purchase and origination of loans, mortgage-backed and investment securities. The acquisition of First Colorado had no material effect on liquidity, except for the net cash outlays totaling $16.1 million relating to nonrecurring merger related costs, since this transaction was consummated in an exchange of common stock between the financial institutions. The acquisition of AmerUs resulted in a cash outlay of approximately $53.2 million and the acquisition of Midland resulted in a cash outlay of $83.0 million. The AmerUs acquisition was financed by $40.0 million of one-year purchase notes due July 31, 1999, from the seller bearing interest at 150 basis points over the one-year Treasury bill rate, a $10.0 million capital distribution from the Bank and, in part, by a $45.0 million term note borrowed by the Corporation on July 30, 1998. The Midland acquisition was financed by parent company funds and a $25.0 million capital distribution from the Bank. The Corporation's four fiscal year 1998 acquisitions, structured to be consummated as an exchange of common stock between the Corporation and these respective financial institutions, resulted in the Corporation issuing 9,368,063 shares of its common stock in fiscal year 1998. Cash outlays for nonrecurring merger-related costs associated with these acquisitions approximated $19.8 million.

   Net cash flows provided by financing activities totaled $889.6 million, $724.7 million and $56.6 million, respectively, for fiscal years 2000, 1999 and 1998. Advances from the FHLB, retail deposits and securities sold under agreements to repurchase have been the primary sources to balance the Corporation's funding needs during each of the fiscal years presented. Excluding deposits acquired in acquisitions, the Corporation experienced net decreases in deposits of $325.8 million, $211.1 million and $212.9 million for fiscal years 2000, 1999 and 1998, respectively. The decreases in deposits were primarily due to depositors seeking higher-yielding investment options. During fiscal years 2000 and 1999 the Corporation continued to borrow long-term FHLB advances that are callable at the option of the FHLB. Such advances provide the Corporation with lower costing interest-bearing liabilities than other funding alternatives. At June 30, 2000, 1999 and 1998, the

Corporation had fixed-rate advances totaling $2.3 billion, $3.0 billion and $1.0 billion, respectively, that were convertible into adjustable-rate advances. At June 30, 2000, these convertible advances had call dates ranging from July 2000 to March 2003. The one-year notes for $40.0 million from the AmerUs acquisition were paid in full on July 30, 1999. The $32.5 million term note due July 31, 2003, was refinanced on July 1, 1999. The proceeds to pay the $40.0 million AmerUs note in full and the refinancing came from a term note for $72.5 million due June 30, 2004, unsecured, with quarterly principal payments of $1.8 million and interest payable quarterly at 100 basis points below the lender's national base rate. At June 30, 2000, this term note had a remaining principal balance of $65.3 million. In addition, on August 30, 1999, the Corporation borrowed $10.0 million from the same lender on a revolving line of credit. This revolving credit note has a balance of $10.0 million as of June 30, 2000 and is unsecured with interest terms the same as the term note. The proceeds were used to help finance the Corporation's repurchase of its common stock. During fiscal years 2000 and 1999, the Corporation repurchased shares at a cost of $63.9 million and $36.2 million, respectively. On August 14, 1998, First Colorado issued 1,400,000 shares of common stock prior to its merger with the Corporation, resulting in the receipt of proceeds totaling $32.5 million.

   At June 30, 2000, the Corporation issued commitments totaling $611.2 million to fund and purchase loans and investment securities as follows: $125.4 million of single-family fixed-rate mortgage loans, $120.3 million of single-family adjustable-rate mortgage loans, $127.5 million of commercial real estate loans, $17.6 million of consumer loans, $1.5 million of investment securities, and $218.9 million of unused lines of credit for commercial and consumer use. These outstanding loan commitments to extend credit in order to originate loans or fund commercial and consumer loans lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described. In addition, at June 30, 2000, the Corporation had $289.8 million in mandatory forward delivery commitments to sell residential mortgage loans.

   The maintenance of an appropriate level of liquid resources to meet not only regulatory requirements but also to provide funding necessary to meet the Corporation's current business activities and obligations is an integral element in the management of the Corporation's assets. The Bank is required by federal regulation to maintain a minimum average daily balance of liquid assets in each calendar quarter of not less than 4.0% of net withdrawable deposits plus short-term borrowings or 4.0% of the average daily balance of net withdrawable accounts plus short-term borrowings during the preceding quarter. The Bank's liquidity ratio was 15.23% at June 30, 2000. Liquidity levels will vary depending upon savings flows, future loan fundings, cash operating needs, collateral requirements and general prevailing economic conditions. The Bank does not foresee any difficulty in meeting its liquidity requirements.

Impact of Inflation and Changing Prices

   The consolidated financial statements and related consolidated financial information are prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant effect on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

Year 2000

   The year 2000 posed important business issues regarding how existing application software programs and operating systems, both internal and external, could accommodate this date value. The Corporation did not experience any data processing delays, mistakes or failures as a result of year 2000 issues. All of the significant computer programs of the Corporation that could have been affected by this problem were provided by major third party vendors. The Corporation completed the process of replacing/upgrading its integral computer systems and programs, as well as most equipment, in order to provide cost-effective and efficient delivery of services to its customers, information to management, and to provide additional capacity for processing information and transactions due to acquisitions. Costs of the Year 2000 project were funded through cash flows from operations. Most of the total project cost was capitalized since it involved the purchase of computer systems, programs and equipment. During fiscal year 2000, approximately $712,000 was expensed that related to systems conversion costs, internal staff costs, as well as consulting and other Year 2000 expenses. For fiscal year 1999, approximately $4.4 million was expensed relating to these items. In addition, during fiscal year 1998 the Corporation expensed $4.3 million due to accelerated amortization of certain computer systems and software necessitated by Year 2000 compliance and the related planned systems conversions. The adjusted carrying amount of these computer systems and software was depreciated until their disposal at the date of conversion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information included in the "Asset/Liability Management" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations," included under Item 7 of this Report, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Internal Controls

   Management of Commercial Federal Corporation is responsible for the preparation, integrity, and fair presentation of its published consolidated financial statements and all other information presented in this Annual Report. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on informed judgments and estimates made by Management.

   Management is responsible for establishing and maintaining effective internal control over financial reporting. The internal control structure contains monitoring mechanisms and actions are taken to correct deficiencies identified.

   There are inherent limitations in the effectiveness of any structure of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

   Management assessed Commercial Federal Corporation's internal control over financial reporting as of June 30, 2000. This assessment was based on the criteria for effective internal control described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, Management believes that Commercial Federal Corporation maintained effective internal control over financial reporting as of June 30, 2000.



/s/ William A. Fitzgerald
William A. Fitzgerald                    /s/ David S. Fisher
Chairman of the Board and                David S. Fisher
Chief Executive Officer                  Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Commercial Federal Corporation
Omaha, Nebraska

   We have audited the accompanying consolidated statements of financial condition of Commercial Federal Corporation and subsidiaries (the "Corporation") as of June 30, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial Federal Corporation and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

   As discussed in Note 26 to the consolidated financial statements, the Corporation changed its method of accounting for start-up activities and organizational costs to conform with the provisions of Statement of Position 98-5 "Reporting the Costs of Start-Up Activities."

/s/ Deloitte & Touche LLP

Omaha, Nebraska
August 15, 2000

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                             June 30,
                                                      ------------------------
                                                         2000         1999
                       ASSETS                         -----------  -----------
                                                      (Dollars in Thousands)
Cash (including short-term investments of $1,086 and
 $39,585)...........................................  $   199,566  $   353,275
Investment securities available for sale, at fair
 value..............................................       70,478       83,811
Mortgage-backed securities available for sale, at
 fair value.........................................      362,756      419,707
Loans and leases held for sale, net.................      183,356      104,347
Investment securities held to maturity (fair value
 of $857,786 and $846,805)..........................      922,689      862,760
Mortgage-backed securities held to maturity (fair
 value of $835,095 and $849,488)....................      857,382      862,838
Loans and leases receivable, net of allowances of
 $70,497 and $80,344................................   10,224,336    9,222,046
Federal Home Loan Bank stock........................      255,756      194,129
Interest receivable, net of allowances of $70 and
 $319...............................................       81,991       77,513
Real estate, net....................................       39,129       31,513
Premises and equipment, net.........................      181,692      185,302
Prepaid expenses and other assets...................      183,057      125,544
Intangible assets, net of accumulated amortization
 of $66,496 and $49,260.............................      230,850      252,677
                                                      -----------  -----------
    Total Assets....................................  $13,793,038  $12,775,462
                                                      ===========  ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits..........................................  $ 7,330,500  $ 7,655,415
  Advances from Federal Home Loan Bank..............    5,049,582    3,632,241
  Securities sold under agreements to repurchase....       33,379      128,514
  Other borrowings..................................      172,647      225,383
  Interest payable..................................       51,053       48,759
  Other liabilities.................................      167,899      118,267
                                                      -----------  -----------
    Total Liabilities...............................   12,805,060   11,808,579
                                                      -----------  -----------
Commitments and Contingencies.......................          --           --
                                                      -----------  -----------
Stockholders' Equity:
  Preferred stock, $.01 par value; 10,000,000 shares
   authorized; none issued..........................          --           --
  Common stock, $.01 par value; 120,000,000 shares
   authorized;
   55,922,884 and 59,593,849 shares issued and
    outstanding.....................................          559          596
  Additional paid-in capital........................      303,635      364,320
  Retained earnings.................................      699,724      611,529
  Accumulated other comprehensive loss, net.........      (15,940)      (9,562)
                                                      -----------  -----------
    Total Stockholders' Equity......................      987,978      966,883
                                                      -----------  -----------
    Total Liabilities and Stockholders' Equity......  $13,793,038  $12,775,462
                                                      ===========  ===========

          See accompanying Notes to Consolidated Financial Statements.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                     Year Ended June 30,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
                                                    (Dollars in Thousands
                                                    Except Per Share Data)
Interest Income:
  Loans and leases receivable...................  $759,711  $700,911  $619,851
  Mortgage-backed securities....................    82,563    77,039    81,168
  Investment securities.........................    85,416    61,404    56,669
                                                  --------  --------  --------
    Total interest income.......................   927,690   839,354   757,688
Interest Expense:
  Deposits......................................   325,674   322,858   313,752
  Advances from Federal Home Loan Bank..........   240,924   157,787   121,414
  Securities sold under agreements to
   repurchase...................................     3,922    12,419    30,533
  Other borrowings..............................    15,029    13,957    11,690
                                                  --------  --------  --------
    Total interest expense......................   585,549   507,021   477,389
Net Interest Income.............................   342,141   332,333   280,299
Provision for Loan and Lease Losses.............   (13,760)  (12,400)  (13,853)
                                                  --------  --------  --------
Net Interest Income After Provision for Loan and
 Lease Losses...................................   328,381   319,933   266,446
Other Income (Loss):
  Loan servicing fees, net......................    25,194    22,961    24,523
  Retail fees and charges.......................    43,230    36,740    30,284
  Real estate operations........................       (88)   (1,674)    1,894
  Gain (loss) on sales of loans.................      (110)    3,423     3,092
  Gain on sales of securities...................       --      4,376     3,765
  Other operating income........................    33,613    24,189    23,702
                                                  --------  --------  --------
    Total other income..........................   101,839    90,015    87,260
Other Expense:
 General and administrative expenses -
  Compensation and benefits.....................   111,720    98,869    88,129
  Occupancy and equipment.......................    38,873    36,528    28,316
  Data processing...............................    18,834    12,360    18,276
  Regulatory insurance and assessments..........     4,588     5,777     5,089
  Advertising...................................    15,100    13,893    12,633
  Other operating expenses......................    58,875    41,250    35,646
  Exit costs and termination benefits...........     3,941       --        --
  Merger expenses...............................       --     29,917    18,034
                                                  --------  --------  --------
    Total general and administrative expenses...   251,931   238,594   206,123
 Amortization of intangible assets..............    17,236    15,702     7,814
                                                  --------  --------  --------
    Total other expense.........................   269,167   254,296   213,937
                                                  --------  --------  --------
Income Before Income Taxes and Cumulative Effect
 of Change in Accounting Principle..............   161,053   155,652   139,769
Provision for Income Taxes......................    55,269    63,260    52,356
                                                  --------  --------  --------
Income Before Cumulative Effect of Change in
 Accounting Principle...........................   105,784    92,392    87,413
Cumulative Effect of Change in Accounting
 Principle, Net of Tax Benefit..................    (1,776)      --        --
                                                  --------  --------  --------
Net Income......................................  $104,008  $ 92,392  $ 87,413
                                                  ========  ========  ========

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                                                   Year Ended June 30,
                                           ------------------------------------
                                              2000         1999        1998
                                           -----------  ----------- -----------
                                            (Dollars in Thousands Except Per
                                                       Share Data)
Weighted Average Number of Common Shares
 Outstanding Used in Basic Earnings Per
  Share Calculation.......................  58,024,192   59,539,111  56,381,051
Add Assumed Exercise of Outstanding Stock
 Options as Adjustments for Dilutive
 Securities...............................     218,173      587,735   1,304,230
                                           -----------  ----------- -----------
Weighted Average Number of Common Shares
 Outstanding Used in Diluted Earnings Per
 Share Calculation........................  58,242,365   60,126,846  57,685,281
                                           ===========  =========== ===========
Basic Earnings Per Common Share:
  Income before cumulative effect of
   change in accounting principle......... $      1.82  $      1.55 $      1.55
  Cumulative effect of change in
   accounting principle, net..............        (.03)         --          --
                                           -----------  ----------- -----------
    Net Income............................ $      1.79  $      1.55 $      1.55
                                           ===========  =========== ===========
Diluted Earnings Per Common Share:
  Income before cumulative effect of
   change in accounting principle......... $      1.82  $      1.54 $      1.52
  Cumulative effect of change in
   accounting principle, net..............        (.03)         --          --
                                           -----------  ----------- -----------
    Net Income............................ $      1.79  $      1.54 $      1.52
                                           ===========  =========== ===========
Dividends Declared Per Common Share....... $      .275  $      .250 $      .212
                                           ===========  =========== ===========




          See accompanying Notes to Consolidated Financial Statements.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                      Year Ended June 30,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
                                                    (Dollars in Thousands)

Net Income........................................ $104,008  $ 92,392  $87,413
Other Comprehensive Income (Loss):
  Unrealized holding gains (losses) on securities
   available for sale.............................   (9,812)  (10,443)   3,935
  Less net gains on securities included in net
   income.........................................      --     (4,376)  (3,765)
                                                   --------  --------  -------
Other Comprehensive Income (Loss) Before Income
 Taxes............................................   (9,812)  (14,819)     170
Income Tax Provision (Benefit)....................   (3,434)   (5,187)      59
                                                   --------  --------  -------
Other Comprehensive Income (Loss).................   (6,378)   (9,632)     111
                                                   --------  --------  -------
Comprehensive Income.............................. $ 97,630  $ 82,760  $87,524
                                                   ========  ========  =======





          See accompanying Notes to Consolidated Financial Statements.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                     Unearned
                                                       Accumulated   Employee
                                                          Other        Stock
                                 Additional           Comprehensive  Ownership
                          Common  Paid-in   Retained  Income (Loss),   Plan
                          Stock   Capital   Earnings       Net        Shares     Total
                          ------ ---------- --------  -------------  ---------  --------
                                            (Dollars in Thousands)
Balance, June 30, 1997..   $461   $290,337  $464,990     $   (41)    $(13,592)  $742,155
 Mid Continent
  Bancshares, Inc.
  activity for three
  months ended September
  30, 1997..............    --        (797)     (797)        --           (28)    (1,622)
 Issuance of 10,865,530
  shares in three-for-
  two stock split
  effected in the form
  of a 50 percent stock
  dividend..............    109       (109)      --          --           --         --
 Issuance of 613,548
  shares under certain
  compensation and
  employee plans........      7      4,346       --          --           --       4,353
 Issuance of 1,290,174
  shares of common stock
  for acquisition of
  business..............     10     38,181       --          --           --      38,191
 Restricted stock and
  deferred compensation
  plans, net............    --       7,625       --          --           --       7,625
 Commitment of release
  of ESOP shares........    --         --        --          --         2,216      2,216
 Purchase and
  cancellation of
  101,879 shares of
  common stock of
  combining companies...    --      (1,886)      --          --           --      (1,886)
 Cash dividends
  declared..............    --         --    (17,361)        --           --     (17,361)
 Net income.............    --         --     87,413         --           --      87,413
 Change in unrealized
  holding gain (loss) on
  securities available
  for sale, net.........    --         --        --          111          --         111
                           ----   --------  --------     -------     --------   --------
Balance, June 30, 1998..    587    337,697   534,245          70      (11,404)   861,195
 Issuance of 979,856
  shares under certain
  compensation and
  employee plans........     10     14,279       --          --           --      14,289
 Issuance of 1,378,580
  shares of common
  stock.................     14     32,401       --          --           --      32,415
 Restricted stock and
  deferred compensation
  plans, net............    --       2,192       --          --           --       2,192
 Commitment of release
  of ESOP shares........    --         --        --          --        11,404     11,404
 Termination of ESOP
  plans.................    --      13,954       --          --           --      13,954
 Purchase and
  cancellation of
  1,500,000 shares of
  common stock..........    (15)   (36,203)      --          --           --     (36,218)
 Cash dividends
  declared..............    --         --    (15,108)        --           --     (15,108)
 Net income.............    --         --     92,392         --           --      92,392
 Change in unrealized
  holding gain (loss) on
  securities available
  for sale, net.........    --         --        --       (9,632)         --      (9,632)
                           ----   --------  --------     -------     --------   --------
Balance, June 30, 1999..   $596   $364,320  $611,529     $(9,562)    $    --    $966,883
                           ====   ========  ========     =======     ========   ========

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                                                                     Unearned
                                                       Accumulated   Employee
                                                          Other        Stock
                                 Additional           Comprehensive  Ownership
                          Common  Paid-in   Retained  Income (Loss),   Plan
                          Stock   Capital   Earnings       Net        Shares     Total
                          ------ ---------- --------  -------------  --------- ---------
                                             (Dollars in Thousands)
Balance, June 30, 1999..   $596   $364,320  $611,529    $ (9,562)      $ --    $ 966,883
 Issuance of 102,535
  shares under certain
  compensation and
  employee plans........      1      2,388       --          --          --        2,389
 Restricted stock and
  deferred compensation
  plans, net............    --         784       --          --          --          784
 Purchase and
  cancellation of
  3,773,500 shares of
  common stock..........    (38)   (63,857)      --          --          --      (63,895)
 Cash dividends
  declared..............    --         --    (15,813)        --          --      (15,813)
 Net income.............    --         --    104,008         --          --      104,008
 Change in unrealized
  holding gain (loss) on
  securities available
  for sale, net.........    --         --        --       (6,378)        --       (6,378)
                           ----   --------  --------    --------       -----   ---------
Balance, June 30, 2000..   $559   $303,635  $699,724    $(15,940)      $ --    $ 987,978
                           ====   ========  ========    ========       =====   =========




          See accompanying Notes to Consolidated Financial Statements.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Year Ended June 30,
                                              ---------------------------------
                                                 2000        1999       1998
                                              ----------  ----------  ---------
                                                  (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................  $  104,008  $   92,392  $  87,413
Adjustments to reconcile net income to net
 cash provided (used) by operating
 activities:
  Amortization of intangible assets.........      17,236      15,702      7,814
  Provision for losses on loans and leases
   and real estate..........................      13,846      13,974     13,902
  Depreciation and amortization.............      20,414      18,172     13,135
  Amortization (accretion) of deferred
   discounts and fees, net..................         581       2,542     (2,163)
  Amortization of mortgage servicing
   rights...................................       8,703      12,021     10,177
  Amortization of deferred compensation on
   restricted stock and deferred
   compensation plans and premiums on other
   borrowings...............................         783       1,754      1,798
  Termination of employee stock ownership
   plans....................................         --       13,954        --
  Deferred tax provision....................      34,302      17,093      2,504
  Gain on sales of real estate, loans and
   loan servicing rights, net...............      (1,258)     (4,618)    (6,144)
  Gain on sales of securities...............         --       (4,376)    (3,765)
  Gain on sale of headquarters and
   branches.................................      (8,506)     (1,076)       --
  Stock dividends from Federal Home Loan
   Bank.....................................      (7,479)    (10,827)    (8,413)
  Proceeds from sales of loans..............     761,960   1,958,807  1,178,244
  Origination of loans for resale...........    (185,994)   (479,852)  (648,969)
  Purchases of loans for resale.............    (525,236) (1,411,210)  (721,703)
  Increase (decrease) in interest
   receivable...............................      (4,478)      1,261          5
  Increase (decrease) in interest payable
   and other liabilities....................      17,587     (22,804)   (12,531)
  Other items, net..........................     (54,785)     38,588     (8,107)
                                              ----------  ----------  ---------
    Total adjustments.......................      87,676     159,105   (184,216)
                                              ----------  ----------  ---------
      Net cash provided (used) by operating
       activities...........................     191,684     251,497    (96,803)
                                              ----------  ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of loans..........................  (1,430,920) (1,531,385)  (787,496)
Repayment of loans, net of originations.....     222,190   1,122,811    465,595
Principal repayments of mortgage-backed
 securities available for sale..............      45,869      69,559     70,770
Purchases of mortgage-backed securities
 available for sale.........................         --     (446,186)   (40,758)
Proceeds from sales of mortgage-backed
 securities available for sale..............         --      209,789    121,187
Principal repayments of mortgage-backed
 securities held to maturity................     195,043     290,726    287,135
Purchases of mortgage-backed securities held
 to maturity................................    (160,073)   (218,479)       --
Maturities and repayments of investment
 securities held to maturity................      41,207     339,089    430,084
Purchases of investment securities held to
 maturity...................................    (105,865)   (666,574)  (368,084)
Purchases of investment securities available
 for sale...................................         --      (33,901)   (81,778)
Proceeds from sales of investment securities
 available for sale.........................         --       30,153     20,189
Maturities and repayments of investment
 securities available for sale..............      10,170     170,196     35,336
Purchases of mortgage loan servicing
 rights.....................................      (8,257)    (21,959)   (14,483)
Proceeds from sales of loan servicing
 rights.....................................         --          --         412
Proceeds from sales of Federal Home Loan
 Bank stock.................................       3,571      13,691      7,229
Purchases of Federal Home Loan Bank stock...     (57,719)    (51,213)   (31,547)
Acquisitions, net of cash received (paid)...         --      (88,351)     7,283
Proceeds from sales of real estate..........      24,371      17,183     21,780
Payments to acquire real estate.............        (406)       (613)    (2,806)
Purchases of premises and equipment, net....      (8,298)    (40,675)   (16,668)
Other items, net............................      (5,826)     (3,820)   (11,012)
                                              ----------  ----------  ---------
      Net cash (used) provided by investing
       activities...........................  (1,234,943)   (839,959)   112,368
                                              ----------  ----------  ---------

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                                                 Year Ended June 30,
                                         -------------------------------------
                                            2000         1999         1998
                                         -----------  -----------  -----------
                                               (Dollars in Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in deposits.................... $  (325,809) $  (211,102) $  (212,908)
Proceeds from Federal Home Loan Bank
 advances...............................   3,413,000    2,400,000    1,665,165
Repayments of Federal Home Loan Bank
 advances...............................  (1,995,350)  (1,386,781)  (1,022,207)
Proceeds from securities sold under
 agreements to repurchase...............      12,902       25,000      100,000
Repayments of securities sold under
 agreements to repurchase...............    (107,143)    (235,955)    (405,000)
Proceeds from issuances of other
 borrowings.............................      50,000      152,200       12,254
Repayments of other borrowings..........     (80,742)     (23,423)     (67,181)
Proceeds from loan repayments from
 employee stock ownership plans.........         --        11,058          --
Payments of cash dividends on common
 stock..................................     (15,776)     (13,539)     (16,147)
Repurchases of common stock.............     (63,895)     (36,218)      (1,886)
Issuance of common stock................       2,363       45,095        6,519
Other items, net........................         --        (1,610)      (1,982)
                                         -----------  -----------  -----------
      Net cash provided by financing
       activities.......................     889,550      724,725       56,627
                                         -----------  -----------  -----------

CASH AND CASH EQUIVALENTS
(Decrease) increase in net cash
 position...............................    (153,709)     136,263       72,192
Balance, beginning of year..............     353,275      217,012      177,403
Adjustments to convert acquisition to
 fiscal year end........................         --           --       (32,583)
                                         -----------  -----------  -----------
Balance, end of year.................... $   199,566  $   353,275  $   217,012
                                         ===========  ===========  ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Cash paid during the year for:
  Interest expense...................... $   583,440  $   506,137  $   426,832
  Income taxes, net.....................       6,514       54,110       59,270
Non-cash investing and financing
 activities:
  Loans exchanged for mortgage-backed
   securities...........................      42,635       20,773      161,189
  Loans transferred to real estate......      24,002       17,671        7,205
  Loans to facilitate the sale of real
   estate...............................         --           259          302
  Common stock issued in connection with
   the acquisition of business..........         --           --        32,267
  Common stock received in connection
   with employee benefit plans, net.....        (135)        (475)      (4,180)


          See accompanying Notes to Consolidated Financial Statements.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (Columnar Dollars in Footnotes are in Thousands Except Per Share Amounts)

Note 1. Summary Of Significant Accounting Policies

 Basis Of Consolidation

   The consolidated financial statements are prepared on an accrual basis and include the accounts of Commercial Federal Corporation (the "Corporation") and its wholly-owned subsidiary, Commercial Federal Bank, a Federal Savings Bank (the "Bank"), and all majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts for years prior to fiscal year 2000 have been reclassified for comparative purposes.

 Nature Of Business

   The Corporation is a unitary non-diversified savings and loan holding company whose primary asset is the Bank which is a consumer-oriented financial institution that emphasizes single-family residential and construction real estate lending, consumer lending, commercial real estate lending, commercial and agribusiness lending, community banking operations, retail deposit activities, mortgage banking and other retail financial services. The Bank conducts loan origination activities through its branch office network, loan offices of its wholly-owned mortgage banking subsidiary and a nationwide correspondent network.

 Use Of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Management is also required to disclose contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.

 Cash And Cash Equivalents

   For the purpose of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for a one-day period.

 Securities

   Securities are classified in one of three categories and accounted for as follows:

  . debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as "held-to-maturity securities,"

  . debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and

  . debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as "available-for-sale securities."

   Held to maturity securities are reported at amortized cost. Trading securities are reported at fair value, with unrealized gains and losses included in earnings. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of deferred income taxes as a separate component of accumulated other comprehensive income (loss).

   Premiums and discounts are amortized over the contractual lives of the related securities on the level yield method. Any unrealized losses on securities reflecting a decline in their fair value considered to be other than temporary are charged against earnings. Realized gains or losses on securities available for sale are based on the specific identification method and are included in results of operations on the trade date of the sales transaction.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

 Loans And Leases

   Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are recorded at the contractual amounts owed by borrowers less unamortized discounts, net of premiums, undisbursed funds on loans in process, deferred loan fees and allowance for loan losses. Interest on loans is accrued to income as earned, except that interest is not accrued on first mortgage loans contractually delinquent three months or more. Any related discounts or premiums on loans purchased are amortized into interest income using the level yield method over the contractual lives of the loans, adjusted for actual prepayments. Loan origination fees, commitment fees and direct loan origination costs are deferred and recognized over the estimated average life of the loan as a yield adjustment.

   A loan is considered to be impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All impaired loans are classified as substandard for risk classification purposes. When management believes principal and interest are deemed uncollectable, impaired loans are charged-off to the estimated value of the collateral associated with the loan. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet the payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent that cash payments are received.

   Loans held for sale are carried at the lower of aggregate cost or fair value. Fair value is determined by outstanding commitments from investors or current investor yield requirements calculated on an aggregate loan basis. Valuation adjustments, if necessary, are recorded in current operations to reflect the lower of aggregate cost or market value.

   Leases are accounted for as direct financing leases for financial statement purposes. The total minimum rentals receivable and the residual value of leased assets under each lease contract are recorded as assets, net of unearned income. Unearned income is the excess of the total rentals receivable and residual value over the cost of the leased asset. Unearned income is recognized during the lease term utilizing the interest method. Direct origination costs are deferred and recognized over the estimated life of the lease.

 Real Estate

   Real estate includes real estate acquired through foreclosure, real estate in judgment and real estate held for investment. Real estate held for investment includes equity in unconsolidated joint ventures and investment in real estate partnerships.

   To establish a new cost basis, real estate acquired through foreclosure and in judgment are initially recorded at the lower of cost or fair value less estimated costs to sell at the date of foreclosure. After foreclosure, valuation allowances for estimated losses on real estate are provided when the carrying value exceeds the fair value less estimated costs to sell the property.

   Real estate held for investment is stated at the lower of cost or net realizable value. Cost includes acquisition costs plus construction costs of improvements, holding costs and costs of amenities. Joint venture and partnership investments are carried on the equity method of accounting and are stated at net realizable value, where applicable. The Corporation's ability to recover the carrying value of real estate held for investment (including capitalized interest) is based upon future sales of land or projects. The ability to sell this real estate is subject to market conditions and other factors which may be beyond the Corporation's control.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

 Allowance For Loan And Lease Losses

   The allowance for loan and lease losses is increased by charges to income and decreased by charge-offs, net of recoveries. The allowance for loan and lease losses consists of two elements. The first element is an allowance established for specifically identified loans that are evaluated individually for impairment and are considered to be individually impaired. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured by (1) the present value of expected future cash flows, (2) the loan's obtainable market price, or (3) the fair value of the collateral if the loan is collateral dependent (the primary method used by the Corporation). The second element is an estimated allowance established for impairment on each of the Corporation's pools of outstanding loans. These estimated allowances are based on several analysis factors including the Corporation's past loss experience, general economic and business conditions, geographic and industry concentrations, credit quality and delinquency trends, and known and inherent risks in each of the portfolios. These evaluations are inherently subjective as they require revisions as more information becomes available.

 Mortgage Servicing Rights

   Mortgage servicing rights are established based on the cost of acquiring the right to service mortgage loans or the allocated fair value of servicing rights retained on originated loans sold. These costs are initially capitalized and then amortized proportionately over the period of estimated net loan servicing income.

   Amortization of mortgage servicing rights is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the mortgage servicing rights. Projected net servicing income is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio. This portfolio decreases over time from scheduled loan amortization and prepayments. The Corporation estimates future prepayment rates based on relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience, as well as current interest rate levels, market forecasts and other economic conditions.

   The Corporation reports mortgage servicing rights at the lower of amortized cost or fair value. The fair value of mortgage servicing rights is determined based on the present value of estimated expected future cash flows, using assumptions as to current market discount rates, prepayment speeds and servicing costs per loan. Mortgage servicing rights are stratified by loan type and interest rate for purposes of impairment measurement. Loan types include government, conventional and adjustable-rate mortgage loans. Impairment losses are recognized to the extent the unamortized mortgage servicing rights for each stratum exceed the current fair value. Impairment losses are recorded as reductions in the carrying value of the asset, through the use of a valuation allowance, with a corresponding reduction to loan servicing income. No valuation allowance for capitalized servicing rights was necessary as of June 30, 2000, 1999 or 1998.

 Premises And Equipment

   Land is carried at cost. Buildings, building improvements, leasehold improvements and furniture, fixtures and equipment are stated at the lower of cost or fair value less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets. Estimated lives are 10 to 50 years for buildings and three to 15 years for furniture, fixtures and equipment. Leasehold improvements are generally amortized on the straight-line method over the terms of the respective leases. Maintenance and repairs are charged to expense as incurred.

 Intangible Assets

   Intangible assets consist primarily of goodwill and core value of deposits. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. Core

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES value of deposits represents the identifiable intangible value assigned to core deposit bases arising from purchase acquisitions. The Corporation reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. An impairment loss would be recognized if the sum of expected future cash flows (undiscounted and without interest charges) resulting from the use of the asset is less than the carrying amount of the asset. If an assessment indicates that the value of the intangible asset may be impaired, then an impairment loss is recognized for the difference between the carrying value of the asset and its estimated fair value.

   Core value of deposits is amortized on an accelerated basis over a period not to exceed 10 years. Goodwill is amortized on a straight-line basis over periods up to 25 years.

 Derivative Financial Instruments

   The Corporation utilizes derivative financial instruments as part of an overall interest rate risk management strategy. Derivative financial instruments utilized by the Corporation include interest rate swap agreements and interest rate floor agreements. The Corporation is an end-user of derivative financial instruments and does not conduct trading activities for derivatives. These derivative financial instruments involve, to varying degrees, elements of credit and market risk which are not recognized on the balance sheet. Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform in accordance with the terms of the contract which exceeds the value of any existing collateral. Market risk is the possibility that future changes in market conditions may make the derivative financial instrument less valuable. The Corporation evaluates the risks associated with derivatives in much the same way as the risks with on-balance sheet financial instruments. The derivative's risk of credit loss is generally a small fraction of the notional value of the instrument and is represented by the fair value of the derivative instrument. The Corporation attempts to limit its credit risk by dealing with creditworthy counterparties and obtaining collateral where appropriate.

   Interest rate swap agreements are used principally as a tool to synthetically extend the maturities of certain deposit liabilities for asset liability management and interest rate risk management purposes. These contracts represent an exchange of interest payment streams based on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. The underlying principal balances of the deposit liabilities are not affected. Under these agreements, the Corporation pays fixed rates of interest and receives variable rates of interest that are based on the same rates the Corporation pays on the hedged deposit liabilities. As the swaps have the opposite interest rate characteristics of the hedged deposit liabilities, the interest rate swap agreements qualify for settlement accounting. Accordingly, net settlement amounts are reported as adjustments to interest expense on an accrual basis over the lives of the agreements. Cash flows are reported net as operating activities.

   Interest rate floor agreements require the seller to pay the purchaser the amount by which the market interest rate falls below the agreed-upon floor. Any payments are at specified dates and are applied to a notional principal amount. These positions are designed to protect the value of the mortgage servicing rights from the effects of increased prepayment activity that generally results from declining interest rates. Realized gains and losses on positions used as hedges of capitalized mortgage servicing rights are deferred and amortized to expense over the remaining life of the original agreement. Unrealized gains and losses are considered in the impairment analysis of the fair value of mortgage servicing rights. Premiums are amortized to expense on a straight-line basis over the life of the agreement. Unamortized premiums paid are included in other assets. Cash payments received from these agreements are recognized upon receipt as a reduction to amortization expense.

 Income Taxes

   The Corporation files a consolidated federal income tax return and separate state income tax returns. The Corporation and its subsidiaries entered into a tax-sharing agreement that provides for the allocation and payment of federal and state income taxes. The provision for income taxes of each corporation is computed on

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES a separate company basis, subject to certain adjustments. The Corporation calculates income taxes on the liability method. Under the liability method the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various assets and liabilities of the Corporation giving current recognition to changes in tax rates and laws.

 Earnings Per Common Share

   Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (1) were exercised or converted into common stock or (2) resulted in the issuance of common stock that then shared in the earnings of the entity.

Note 2. Acquisitions

 Fiscal Year 1999 Acquisitions

   On July 31, 1998, the Corporation consummated its acquisition of AmerUs, a wholly-owned subsidiary of AmerUs Group Co. The Corporation acquired through a taxable acquisition all of the outstanding shares of the common stock of AmerUs for total consideration of $178,269,000. This consideration consisted of certain assets retained by AmerUs Group Co. totaling $85,027,000, cash totaling $53,242,000, and one-year promissory notes for $40,000,000. AmerUs was a federally chartered savings bank headquartered in Des Moines, Iowa and operated 47 branches located in Iowa, Missouri, Nebraska, Kansas, Minnesota and South Dakota. At July 31, 1998, before purchase accounting adjustments, AmerUs had total assets of $1,266,800,000, deposits of $949,700,000 and stockholder's equity of $84,800,000. This acquisition was accounted for as a purchase. Core value of deposits totaling $16,242,000 is amortized on an accelerated basis over 10 years. Goodwill totaling $107,739,000 is amortized on a straight-line basis over 25 years.

   The accounts and consolidated results of operations for fiscal year 1999 include the results of AmerUs beginning July 31, 1998. The following table summarizes results on an unaudited consolidated pro forma basis for the last two fiscal years as though this purchase had occurred at the beginning of fiscal year 1998:

                                                              Fiscal Year Ended
                                                                  June 30,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
Total interest income and other income....................... $921,607 $871,127
Net income...................................................   69,345   69,481
Diluted earnings per common share............................     1.15     1.67

   On August 14, 1998, the Corporation consummated its acquisition of First Colorado. The Corporation acquired in a tax-free reorganization all 18,564,766 outstanding shares of First Colorado's common stock in exchange for 18,278,789 shares of its common stock. Based on the Corporation's closing stock price of $26.375 at August 14, 1998, the total consideration for this acquisition approximated $482,154,000. This acquisition was accounted for as a pooling of interests. First Colorado, headquartered in Lakewood, Colorado, was a unitary savings and loan holding company and the parent company of First Federal Bank of Colorado, a federally chartered stock savings bank that operated 27 branches located in Colorado. At July 31, 1998, First Colorado had assets of $1,572,200,000, deposits of $1,192,700,000 and stockholders' equity of $254,700,000.

   On March 1, 1999, the Corporation consummated its acquisition of Midland, parent company of Midland Bank. The Corporation acquired all of the outstanding shares of Midland's common stock. The total purchase consideration of this acquisition was $83,000,000 in cash, including cash to pay off existing Midland debt totaling $5,550,000, the retirement of preferred stock of both Midland and Midland Bank totaling $11,562,000 and $810,000 for advisor fees. Midland Bank was a privately held commercial bank headquartered in Lee's

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

Summit, Missouri that operated eight branches in the greater Kansas City area. At February 28, 1999, Midland had total assets of $399,231,000, deposits of $353,090,000 and stockholders' equity of $24,236,000. This acquisition was accounted for as a purchase. Core value of deposits totaling $9,298,000 is amortized on an accelerated basis over 10 years. Goodwill totaling $54,389,000 is amortized on a straight-line basis over 25 years. The effect of the Midland acquisition on the Corporation's consolidated financial statements as if this acquisition had occurred at the beginning of fiscal year 1999 is not material.

 Fiscal Year 1998 Acquisitions

   On January 30, 1998, the Corporation consummated its acquisition of First National Bank Shares, LTD ("First National"). The Corporation acquired all of the outstanding shares of First National's common stock for 992,842 shares of the Corporation's common stock for an aggregate value approximating $32,267,000. At January 30, 1998, before purchase accounting adjustments, First National had assets of $147,800,000, deposits of $131,300,000 and stockholders' equity of $12,000,000. First National operated seven branches located in Kansas. This acquisition was accounted for as a purchase. Core value of deposits totaling $6,045,000 is amortized on an accelerated basis over 10 years. Goodwill totaling $19,162,000 is amortized on a straight-line basis over 25 years. The effect of the First National acquisition on the Corporation's consolidated financial statements as if this acquisition had occurred at the beginning of fiscal year 1998 is not material.

   On February 13, 1998, the Corporation consummated its acquisition of Liberty Financial Corporation ("Liberty"), a privately held bank holding company. The Corporation acquired all of the outstanding shares of Liberty's common stock for 4,015,555 shares of the Corporation's common stock for an aggregate value of approximately $135,349,000. Liberty operated 38 branches in Iowa and seven in the metropolitan area of Tucson, Arizona. At January 31, 1998, Liberty had assets of $658,100,000, deposits of $569,800,000 and stockholders' equity of $50,100,000. This acquisition was accounted for as a pooling of interests.

   On February 27, 1998, the Corporation consummated its acquisition of Mid Continent Bancshares, Inc. ("Mid Continent"). The Corporation acquired all of the outstanding shares of Mid Continent's common stock for 2,641,945 shares of the Corporation's common stock for an aggregate value of approximately $86,961,000. Mid Continent operated ten branches located in Kansas. At February 27, 1998, Mid Continent had total assets of $405,700,000, deposits of $258,600,000 and stockholders' equity of $41,200,000. This acquisition was accounted for as a pooling of interests.

   On May 29, 1998, the Corporation consummated its acquisition of Perpetual Midwest Financial, Inc. ("Perpetual"). The Corporation acquired in a tax-free reorganization all of the outstanding shares of Perpetual's common stock for 1,717,721 shares of the Corporation's common stock for an aggregate value of approximately $57,222,000. At May 29, 1998, Perpetual had total assets of $412,200,000, deposits of $323,400,000, and stockholders' equity of $36,000,000. Perpetual operated five branches located in Iowa. This acquisition was accounted for as a pooling of interests.

   The Corporation's historical consolidated financial statements were restated for all periods prior to the acquisitions of First Colorado, Liberty, Mid Continent and Perpetual to include the accounts and results of operations of these financial institutions. Prior to merger into the Corporation, results of operations for Mid Continent were reported on a September 30 fiscal year basis. In restating prior periods, the accounts and results of operations of Mid Continent were conformed to the fiscal year ended June 30, 1998. Mid Continent's accounts and results of operations for the three months ended September 30, 1998, including total interest

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES income and other income of $9,507,000, total interest expense of $4,558,000 and net income of $977,000 were included in results of operations for the restated combined companies for both fiscal years 1998 and 1997. These amounts, net of a cash dividend of $180,000, are included in the Corporation's Consolidated Statement of Stockholders' Equity only for the fiscal year ended June 30, 1998.

Note 3. Investment Securities

   Investment securities are summarized as follows:

                                                    Gross      Gross
                                       Amortized  Unrealized Unrealized   Fair
June 30, 2000                            Cost       Gains      Losses    Value
-------------                          ---------  ---------- ---------- --------
Available for sale:
  U.S. Treasury and other Government
   agency obligations................. $ 71,591     $ --      $ (3,535) $ 68,056
  States and political subdivisions...    2,491       --           (69)    2,422
                                       --------     -----     --------  --------
                                       $ 74,082     $ --      $ (3,604) $ 70,478
                                       ========     =====     ========  ========
  Weighted average interest rate......     6.61%
                                       ========
Held to maturity:
  U.S. Treasury and other Government
   agency obligations................. $826,043     $   1     $(61,629) $764,415
  States and political subdivisions...   49,224       143       (1,700)   47,667
  Other securities....................   47,422       --        (1,718)   45,704
                                       --------     -----     --------  --------
                                       $922,689     $ 144     $(65,047) $857,786
                                       ========     =====     ========  ========
  Weighted average interest rate......     6.68%
                                       ========
                                                    Gross      Gross
                                       Amortized  Unrealized Unrealized   Fair
June 30, 1999                            Cost       Gains      Losses    Value
-------------                          ---------  ---------- ---------- --------
Available for sale:
  U.S. Treasury and other Government
   agency obligations................. $ 80,185     $   6     $ (1,429) $ 78,762
  States and political subdivisions...    4,652         2          (61)    4,593
  Other securities....................      459       --            (3)      456
                                       --------     -----     --------  --------
                                       $ 85,296     $   8     $ (1,493) $ 83,811
                                       ========     =====     ========  ========
  Weighted average interest rate......     6.45%
                                       ========
Held to maturity:
  U.S. Treasury and other Government
   agency obligations................. $755,195     $  79     $(15,720) $739,554
  States and political subdivisions...   49,857       145         (459)   49,543
  Other securities....................   57,708       --           --     57,708
                                       --------     -----     --------  --------
                                       $862,760     $ 224     $(16,179) $846,805
                                       ========     =====     ========  ========
  Weighted average interest rate......     6.53%
                                       ========

   As of June 30, 2000 and 1999, the Corporation recorded unrealized losses on securities available for sale as decreases to accumulated other comprehensive income totaling $3,604,000 and $1,485,000, respectively, net of deferred tax benefits of $1,345,000 and $555,000.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

   The amortized cost and fair value of investment securities by contractual maturity at June 30, 2000, are shown below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                             Available for
                                                 Sale         Held to Maturity
                                           ----------------- ------------------
                                           Amortized  Fair   Amortized   Fair
                                             Cost     Value    Cost     Value
                                           --------- ------- --------- --------
Due in one year or less................... $  4,743  $ 4,709 $ 14,770  $ 14,727
Due after one year through five years.....   20,749   20,074   16,112    16,012
Due after five years through ten years....   15,094   14,384  178,237   172,320
Due after ten years.......................   33,496   31,311  713,570   654,727
                                           --------  ------- --------  --------
                                           $ 74,082  $70,478 $922,689  $857,786
                                           ========  ======= ========  ========

   Activity from the sales of investment securities available for sale for the years ended June 30 is summarized as follows:

                                                          Gross    Gross
                                                         Realized Realized  Net
Fiscal Year Ended                               Proceeds  Gains    Losses  Gain
-----------------                               -------- -------- -------- -----
2000...........................................  $  --    $ --     $ --    $ --
1999...........................................  30,153     491      --      491
1998...........................................  20,189   1,287       (4)  1,283

   At June 30, 2000 and 1999, investment securities totaling $90,567,000 and $101,130,000, respectively, were pledged primarily to secure public funds and securities sold under agreements to repurchase.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

Note 4. Mortgage-Backed Securities

   Mortgage-backed securities are summarized as follows:

                                                    Gross      Gross
                                       Amortized  Unrealized Unrealized   Fair
June 30, 2000                            Cost       Gains      Losses    Value
-------------                          ---------  ---------- ---------- --------
Available for sale:
  Federal Home Loan Mortgage
   Corporation........................ $ 77,912     $   57    $ (4,644) $ 73,325
  Government National Mortgage
   Association........................   34,290        --         (941)   33,349
  Federal National Mortgage
   Association........................  241,956         53     (16,153)  225,856
  Collateralized Mortgage
   Obligations........................   28,006        --       (2,173)   25,833
  Other...............................    4,491         28        (126)    4,393
                                       --------     ------    --------  --------
                                       $386,655     $  138    $(24,037) $362,756
                                       ========     ======    ========  ========
  Weighted average interest rate......     6.20%
                                       ========
Held to maturity:
  Federal Home Loan Mortgage
   Corporation........................ $201,191     $  767    $ (7,953) $194,005
  Government National Mortgage
   Association........................  343,623         97      (8,289)  335,431
  Federal National Mortgage
   Association........................   73,116        654      (2,146)   71,624
  Collateralized Mortgage
   Obligations........................  231,183         19      (4,975)  226,227
  Privately Issued Mortgage Pool
   Securities.........................    8,269        524        (985)    7,808
                                       --------     ------    --------  --------
                                       $857,382     $2,061    $(24,348) $835,095
                                       ========     ======    ========  ========
  Weighted average interest rate......     6.58%
                                       ========
                                                    Gross      Gross
                                       Amortized  Unrealized Unrealized   Fair
June 30, 1999                            Cost       Gains      Losses    Value
-------------                          ---------  ---------- ---------- --------
Available for sale:
  Federal Home Loan Mortgage
   Corporation........................ $ 85,380     $   24    $ (3,128) $ 82,276
  Government National Mortgage
   Association........................   44,319         88        (544)   43,863
  Federal National Mortgage
   Association........................  260,267         44     (10,731)  249,580
  Collateralized Mortgage
   Obligations........................   37,968        537        (121)   38,384
  Other...............................    5,548         70         (14)    5,604
                                       --------     ------    --------  --------
                                       $433,482     $  763    $(14,538) $419,707
                                       ========     ======    ========  ========
  Weighted average interest rate......     6.67%
                                       ========
Held to maturity:
  Federal Home Loan Mortgage
   Corporation........................ $239,873     $  837    $(13,065) $227,645
  Government National Mortgage
   Association........................  358,975      2,437      (2,734)  358,678
  Federal National Mortgage
   Association........................   83,888        845      (1,579)   83,154
  Collateralized Mortgage
   Obligations........................  169,539         55        (468)  169,126
  Privately Issued Mortgage Pool
   Securities.........................   10,563        413         (91)   10,885
                                       --------     ------    --------  --------
                                       $862,838     $4,587    $(17,937) $849,488
                                       ========     ======    ========  ========
  Weighted average interest rate......     6.10%
                                       ========

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

   Mortgage-backed securities held to maturity at June 30 are classified by type of interest payment and contractual maturity term as follows:

                                    2000                        1999
                         --------------------------- ---------------------------
                         Amortized   Fair   Weighted Amortized   Fair   Weighted
                           Cost     Value     Rate     Cost     Value     Rate
                         --------- -------- -------- --------- -------- --------
Adjustable rate......... $309,855  $304,130   6.74%  $369,922  $362,589   5.77%
Fixed rate, 5-year
 term...................   12,072    11,998   6.50     17,820    17,816   6.31
Fixed rate, 7-year
 term...................    3,008     2,985   5.50     17,860    17,812   5.64
Fixed rate, 15-year
 term...................  203,140   193,156   6.11    195,746   189,411   6.00
Fixed rate, 30-year
 term...................   98,124    96,599   7.42     91,951    92,734   7.32
                         --------  --------   ----   --------  --------   ----
                          626,199   608,868   6.63    693,299   680,362   6.05
Collateralized mortgage
 obligations............  231,183   226,227   6.46    169,539   169,126   6.30
                         --------  --------   ----   --------  --------   ----
                         $857,382  $835,095   6.58%  $862,838  $849,488   6.10%
                         ========  ========   ====   ========  ========   ====

   As of June 30, 2000 and 1999, the Corporation recorded unrealized losses on securities available for sale as decreases to accumulated other comprehensive income totaling $23,899,000 and $13,775,000, respectively, net of deferred income tax benefits of $8,907,000 and $5,143,000.

   Activity from the sales of mortgage-backed securities available for sale for the years ended June 30 is summarized as follows:

                                                         Gross    Gross
                                                        Realized Realized  Net
Fiscal Year Ended                              Proceeds  Gains    Losses   Gain
-----------------                              -------- -------- -------- ------
2000.......................................... $    --   $  --    $ --    $  --
1999..........................................  209,789   3,885     --     3,885
1998..........................................  121,187   2,511     (29)   2,482

   At June 30, 2000 and 1999, mortgage-backed securities totaling $542,947,000 and $370,735,000, respectively, were pledged as collateral primarily for collateralized mortgage obligations, public funds, securities sold under agreements to repurchase and interest rate swap agreements.

Note 5. Loans and Leases Held for Sale

   Loans and leases held for sale at June 30, 2000 and 1999, totaled $183,356,000 and $104,347,000, respectively, with weighted average rates of 8.15% and 6.76%. Loans held for sale are secured by single-family residential properties totaling $182,977,000 at June 30, 2000, with a weighted average rate of 8.15%, consisting of fixed and adjustable rate mortgage loans totaling $175,716,000 and $7,261,000, respectively. Leases held for sale totaled $379,000 at June 30, 2000, consisting of fixed rate leases with a weighted average rate of 9.62%.

   Loans held for sale at June 30, 1999, were secured by single-family residential properties totaling $103,174,000 and consisted entirely of fixed rate mortgage loans with a weighted average rate of 6.72%. Leases held for sale totaled $1,173,000 at June 30, 1999, and consisted of fixed rate leases with a weighted average rate of 9.73%.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

Note 6. Loans and Leases Receivable

   Loans and leases receivable at June 30 are summarized as follows:

                                                         2000          1999
                                                      -----------   ----------
Conventional mortgage loans.......................... $ 6,783,152   $6,509,981
FHA and VA loans.....................................     500,363      406,171
Commercial real estate loans.........................   1,008,078      756,412
Construction loans...................................     570,803      346,349
Consumer, other loans and leases.....................   1,588,056    1,442,654
                                                      -----------   ----------
                                                       10,450,452    9,461,567
Unamortized premiums, net............................         743        4,846
Unearned income......................................     (16,714)     (22,445)
Deferred loan costs, net.............................      24,665       11,546
Loans-in-process.....................................    (164,313)    (153,124)
Allowance for loan and lease losses..................     (70,497)     (80,344)
                                                      -----------   ----------
                                                      $10,224,336   $9,222,046
                                                      ===========   ==========
Weighted average interest rate.......................        7.87 %       7.70 %
                                                      ===========   ==========

   At June, 30, 2000, conventional, FHA and VA loans, including loans held for sale, totaling $7,906,406,000 are secured by residential properties located as follows: 17% in Colorado, 13% in Nebraska, 11% in Kansas and the remaining 59% in 47 other states. At June 30, 1999, conventional, FHA and VA loans, including loans held for sale, totaling $7,287,850,000 were secured by residential properties located as follows: 20% in Colorado, 13% in Nebraska, 10% in Kansas, and the remaining 57% in 47 other states. The commercial real estate portfolio at June 30, 2000, is secured by properties located as follows: 26% in Colorado, 16% in Iowa, 11% in Kansas and the remaining 47% in 24 other states. The commercial real estate portfolio at June 30, 1999, was secured by properties located as follows: 29% in Colorado, 15% in Kansas, 14% in Iowa and the remaining 42% in 22 other states. The lease portfolio totaling $77,981,000 and $103,985,000 at June 30, 2000 and 1999, respectively, includes contracts to lessees throughout the United States and involved in various industries. The commercial operating loan portfolio, including agricultural loans, is well diversified with no industry constituting a concentration.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

   Nonperforming loans and leases at June 30, 2000 and 1999, aggregated $65,012,000 and $70,015,000, respectively. Of the nonperforming loans and leases at June 30, 2000, approximately 20% are secured by properties located in Iowa, 8% in Kansas, 7% each in Florida and Maryland and the remaining 58% in 46 other states. Of the nonperforming loans and leases at June 30, 1999, approximately 22% were secured by properties located in Kansas, 9% in Iowa, 6% each in California and Florida and the remaining 57% located in 46 other states.

   Also included in loans and leases at June 30, 2000 and 1999, are loans with carrying values of $5,431,000 and $9,729,000, respectively, the terms of which have been modified in troubled debt restructurings. During the fiscal years ended June 30, 2000, 1999 and 1998, the Corporation recognized interest income on these loans aggregating $430,000, $470,000 and $380,000, respectively. Under their original terms the Corporation would have recognized interest income of $444,000, $475,000 and $499,000, respectively. At June 30, 2000, the
Corporation had no material commitments to lend additional funds to borrowers whose loans were subject to troubled debt restructurings. Impaired loans, a portion of which are included in the balances for troubled debt restructurings at June 30, 2000, 1999 and 1998, and the resulting interest income as originally contracted and as recognized, are not material for fiscal years 2000, 1999 or 1998.

   At June 30, 2000 and 1999, the Corporation pledged real estate loans totaling $5,864,455,000 and $3,365,770,000, respectively, as collateral for Federal Home Loan Bank advances and other borrowings.

Note 7. Real Estate

   Real estate at June 30 is summarized as follows:

                                                                 2000    1999
                                                                ------- -------
Real estate owned and in judgment, net of allowance for losses of $2,596 and $4,894.......................................... $21,250 $22,026
Real estate held for investment, which includes equity in
 unconsolidated joint ventures and investments in real estate
 partnerships, net of allowance for losses of $653 and $734....  17,879   9,487
                                                                ------- -------
                                                                $39,129 $31,513
                                                                ======= =======

   At June 30, 2000 and 1999, real estate is comprised primarily of commercial real estate (57% and 54%, respectively) with the difference in residential real estate. Real estate located by states at June 30, 2000, is as follows: 24% in Nebraska, 22% in Missouri and the remaining 54% in 36 other states. Real estate located by states at June 30, 1999, was as follows: 30% in Nebraska, 15% in Missouri and the remaining 55% in 37 other states.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

Note 8. Allowances for Losses on Loans and Leases and Real Estate

   An analysis of the allowances for losses on loans and leases and real estate is summarized as follows:

                                                  Loans and   Real
                                                   Leases    Estate    Total
                                                  ---------  -------  --------
Balance, June 30, 1997(1).......................  $ 60,929   $ 3,846  $ 64,775
Provision charged to operations.................    13,853        49    13,902
Charges.........................................   (14,157)   (2,136)  (16,293)
Recoveries......................................     4,816        61     4,877
Allowances acquired in acquisitions.............     1,273        52     1,325
First Colorado activity for the six months ended
 June 30, 1997, net.............................       428       (52)      376
Mid Continent activity for the three months
 ended September 30, 1997, net..................       (38)       12       (26)
Change in estimate of allowance for bulk
 purchased loans................................    (2,324)      --     (2,324)
Charge-offs to allowance for bulk purchased
 loans..........................................       (23)      --        (23)
                                                  --------   -------  --------
Balance, June 30, 1998(1).......................    64,757     1,832    66,589
Provision charged to operations.................    12,400     1,574    13,974
Charges.........................................   (15,760)   (1,408)  (17,168)
Recoveries......................................     3,674        18     3,692
Allowances acquired in acquisitions.............    17,307     3,612    20,919
Change in estimate of allowance for bulk
 purchased loans................................    (1,959)      --     (1,959)
                                                  --------   -------  --------
Balance, June 30, 1999(1).......................    80,419     5,628    86,047
Provision charged to operations.................    13,760        86    13,846
Charges.........................................   (24,162)   (2,514)  (26,676)
Recoveries......................................     5,833        49     5,882
Change in estimate of allowance for bulk
 purchased loans................................    (5,294)      --     (5,294)
                                                  --------   -------  --------
Balance, June 30, 2000(1).......................  $ 70,556   $ 3,249  $ 73,805
                                                  ========   =======  ========

--------
(1) Includes $59,000, $75,000, $97,000 and $77,000 at June 30, 2000, 1999, 1998
    and 1997 in allowance for losses established primarily to cover risks associated with borrowers' delinquencies and defaults on loans and leases held for sale.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

Note 9. Loan Servicing

   The Corporation's mortgage banking subsidiary services real estate loans for investors that are not included in the accompanying consolidated financial statements. The mortgage banking subsidiary also services a substantial portion of the Corporation's real estate loan portfolio. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding advance payments by borrowers for taxes and insurance, making inspections as required of the mortgage premises, collecting amounts due from delinquent mortgagors, supervising foreclosures in the event of unremedied defaults and generally administering the loans for the investors to whom they have been sold. The amount of loans serviced for others at June 30, 2000, 1999 and 1998, was $7,271,014,000, $7,448,814,000 and $7,239,726,000, respectively.
Custodial escrow balances maintained in connection with loan servicing totaled approximately $118,390,000, $120,246,000 and $119,014,000 at June 30, 2000,
1999 and 1998.

   The mortgage servicing portfolio is covered by servicing agreements pursuant to the mortgage-backed securities programs of GNMA, FNMA and FHLMC. Under these agreements, the Corporation may be required to advance funds temporarily to make scheduled payments of principal, interest, taxes or insurance if the borrower fails to make such payments. Although the Corporation cannot charge any interest on these advance funds, the Corporation typically recovers the advances within a reasonable number of days upon receipt of the borrower's payment. In the absence of any payment, advances are recovered through FHA insurance, VA guarantees or FNMA or FHLMC reimbursement provisions in connection with loan foreclosures. The amount of funds advanced by the Corporation for these servicing agreements was not material.

   Mortgage servicing rights are included in the Consolidated Statement of Financial Condition under the caption "Prepaid expenses and other assets." The activity of mortgage servicing rights at June 30 is summarized as follows:

                                                     2000     1999     1998
                                                    -------  -------  -------
Beginning balance.................................. $84,752  $67,836  $61,976
Purchases of mortgage servicing rights.............   8,257   21,959   14,483
Mortgage servicing rights capitalized through loan
 originations......................................   2,145    6,702    3,183
Amortization expense...............................  (8,703) (12,021) (10,177)
Conforming accounting practices of combining
 companies.........................................     --       --    (1,100)
First Colorado activity for the six months ended
 June 30, 1997, net................................     --       --        72
Mid Continent activity for the three months ended
 September 30, 1997, net...........................     --       --      (382)
Other items, net...................................     (80)     276     (219)
                                                    -------  -------  -------
Ending balance..................................... $86,371  $84,752  $67,836
                                                    =======  =======  =======

   At June 30, 2000, 1999 and 1998 the fair value of the Corporation's mortgage servicing rights totaled approximately $134,057,000, $106,906,000 and $87,409,000, respectively. The establishment of valuation allowances were not necessary during fiscal years 2000, 1999 or 1998. At June 30, 2000, 1999 and 1998, the Corporation utilized interest rate floor agreements with notional amounts totaling $335,000,000, $375,000,000 and $215,000,000, respectively, designed to offset impairment losses due to potential declining interest rates. See Note 16 "Derivative Financial Instruments" for additional information.

   At June 30, 2000, 1999 and 1998, there were no commitments to purchase mortgage loan servicing rights or to sell any bulk packages of mortgage servicing rights.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

Note 10. Premises And Equipment

   Premises and equipment at June 30 are summarized as follows:

                                                               2000      1999
                                                             --------- --------
Land........................................................ $  41,231 $ 27,878
Buildings and improvements..................................   123,276  117,127
Leasehold improvements......................................     7,066    6,621
Furniture, fixtures and equipment...........................   131,636  138,962
                                                             --------- --------
                                                               303,209  290,588
Less accumulated depreciation and amortization..............   121,517  105,286
                                                             --------- --------
                                                             $ 181,692 $185,302
                                                             ========= ========

   Depreciation and amortization of premises and equipment, included in occupancy and equipment expenses, totaled $20,414,000, $18,172,000 and $13,135,000 for fiscal years ended June 30, 2000, 1999 and 1998, respectively. Rent expense totaled $6,335,000, $4,489,000 and $3,571,000 for fiscal years ended June 30, 2000, 1999 and 1998. The Bank has operating lease commitments on certain premises and equipment. Annual minimum operating lease commitments as of June 30, 2000, are as follows: 2001--$4,556,000; 2002--$3,966,000; 2003--
$3,125,000; 2004--$2,622,000; 2005--$1,796,000; 2006 and thereafter--
$8,348,000.

Note 11. Intangible Assets

   An analysis of intangible assets is summarized as follows:

                                                          Core Value
                                                Goodwill  of Deposits  Total
                                                --------  ----------- --------
Balance, June 30, 1997........................  $ 23,932    $34,234   $ 58,166
Additions relating to acquisitions............    20,290      6,544     26,834
Amortization expense..........................    (1,860)    (5,954)    (7,814)
                                                --------    -------   --------
Balance, June 30, 1998........................    42,362     34,824     77,186
Additions relating to acquisitions............   155,928     35,265    191,193
Amortization expense..........................    (6,718)    (8,984)   (15,702)
                                                --------    -------   --------
Balance, June 30, 1999........................   191,572     61,105    252,677
Final purchase accounting adjustments relating
 to acquisitions..............................     6,830     (9,702)    (2,872)
Amortization expense..........................    (8,673)    (8,563)   (17,236)
Write-offs due to branch sales and closings...    (1,367)      (352)    (1,719)
                                                --------    -------   --------
Balance, June 30, 2000........................  $188,362    $42,488   $230,850
                                                ========    =======   ========

   No impairment adjustment was necessary to intangible assets during fiscal years 2000, 1999 or 1998.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

Note 12. Deposits

   Deposits at June 30 are summarized as follows:

                                                  2000              1999
                                            ----------------  ----------------
       Description and interest rates         Amount     %      Amount     %
       ------------------------------       ---------- -----  ---------- -----
Passbook accounts (average of 4.48% and
 3.70%)...................................  $1,575,380  21.5% $1,137,282  14.9%
NOW accounts (average of .71% and 1.20%)..   1,028,640  14.0   1,036,921  13.5
Market rate savings (average of 4.01% and
 3.62%)...................................     531,317   7.3     909,233  11.9
                                            ---------- -----  ---------- -----
    Total savings (no stated maturities)..   3,135,337  42.8   3,083,436  40.3
                                            ---------- -----  ---------- -----
Certificates of deposits:
 Less than 3.00%..........................       7,685    .1       6,555    .1
  3.00%-3.99%.............................       6,740    .1      73,342   1.0
  4.00%-4.99%.............................     771,419  10.5   1,816,539  23.7
  5.00%-5.99%.............................   2,007,819  27.4   2,310,800  30.2
  6.00%-6.99%.............................   1,328,741  18.1     307,487   4.0
  7.00%-7.99%.............................      70,974   1.0      53,311    .7
  8.00%-8.99%.............................       1,298   --        3,488   --
  9.00% and over..........................         487   --          457   --
                                            ---------- -----  ---------- -----
Total certificates of deposit (fixed
 maturities; average of 5.31% and 5.38%)..   4,195,163  57.2   4,571,979  59.7
                                            ---------- -----  ---------- -----
                                            $7,330,500 100.0% $7,655,415 100.0%
                                            ========== =====  ========== =====

   Interest expense on deposit accounts for the years ended June 30 is summarized as follows:

                                                       2000     1999     1998
                                                     -------- -------- --------
Passbook accounts................................... $ 59,215 $ 41,616 $ 39,788
NOW accounts........................................    7,423   12,223   10,092
Market rate savings.................................   31,077   26,993   18,324
Certificates of deposit.............................  227,959  242,026  245,548
                                                     -------- -------- --------
                                                     $325,674 $322,858 $313,752
                                                     ======== ======== ========

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

   At June 30, 2000, scheduled maturities of certificates of deposit are as follows:

                                               Year Ending June 30,
                         -----------------------------------------------------------------
          Rate              2001      2002    2003    2004    2005   Thereafter   Total
          ----           ---------- -------- ------- ------- ------- ---------- ----------
Less than 3.00%......... $    7,606 $      4 $     1 $    74 $   --    $  --    $    7,685
  3.00%-3.99%...........      6,708       14      18     --      --       --         6,740
  4.00%-4.99%...........    545,941  149,940  41,227  18,058  11,167    5,086      771,419
  5.00%-5.99%...........  1,827,485  120,056  38,486  17,060   1,750    2,982    2,007,819
  6.00%-6.99%...........    898,675  409,336  18,234     705   1,600      191    1,328,741
  7.00%-7.99%...........      9,703   60,041     177     101     849      103       70,974
  8.00%-8.99%...........        401      656      21      12       7      201        1,298
  9.00% and over........        144        9      10       5       4      315          487
                         ---------- -------- ------- ------- -------   ------   ----------
                         $3,296,663 $740,056 $98,174 $36,015 $15,377   $8,878   $4,195,163
                         ========== ======== ======= ======= =======   ======   ==========

   Certificates of deposit in amounts of $100,000 or more totaled $693,420,000 and $792,343,000, respectively, at June 30, 2000 and 1999. Brokered certificates of deposit totaled $82,366,000 and $97,438,000, respectively, at June 30, 2000 and 1999.

   At both June 30, 2000 and 1999, the Corporation utilized interest rate swap agreements with notional amounts totaling $2,540,000,000 and $215,000,000, respectively, to artificially lengthen the maturity of certain deposits. Under these agreements, the Corporation pays fixed rates of interest and receives variable rates of interest that are based on the same rates that the Corporation pays on the hedged deposits. See Note 16 "Derivative Financial Instruments" for additional information.

   At June 30, 2000 and 1999, deposits of certain state and municipal agencies and other various non-retail entities were collateralized by mortgage-backed securities with carrying values of $500,121,000 and $224,733,000 and investment securities with carrying values of $82,039,000 and $84,762,000. In compliance with regulatory requirements, at June 30, 2000 and 1999, the Corporation maintained $74,285,000 and $72,285,000, respectively, in cash on hand and deposits at the Federal Reserve Bank. The funds at the Federal Reserve Bank were held in noninterest earning reserves against certain transaction checking accounts and nonpersonal certificates of deposit.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

Note 13. Advances From The Federal Home Loan Bank

   The Corporation was indebted to the Federal Home Loan Bank at June 30 as follows:

                                       2000                         1999
                         ----------------------------------- -------------------
                                         Weighted            Weighted
                         Interest Rate   Average             Average
                             Range         Rate     Amount     Rate     Amount
                         --------------  -------- ---------- -------- ----------
Scheduled Maturities
 Due:
  Within 1 year......... 5.82%   - 8.31%   6.87%  $1,772,592   6.33%  $  295,606
  Over 1 year to 2
   years................ 6.22    - 7.04    6.80      152,640   6.21      194,595
  Over 2 years to 3
   years................ 6.54    - 7.69    7.20      317,825   6.18      328,640
  Over 3 years to 4
   years................  --     -  --      --           --    6.47       29,825
  Over 4 years to 5
   years................ 6.23    - 6.72    6.40      300,000    --           --
  Over 5 years.......... 4.18    - 7.29    5.20    2,506,525   4.70    2,783,575
                         ----      ----    ----   ----------   ----   ----------
                         4.18%   - 8.31%   5.98%  $5,049,582   5.05%  $3,632,241
                         ====      ====    ====   ==========   ====   ==========

   Fixed-rate advances totaling $2,346,000,000 at June 30, 2000, are convertible into adjustable-rate advances at the option of the Federal Home Loan Bank. At June 30, 2000, these convertible advances had call dates ranging from July 2000 to March 2003. These advances consist primarily of $40,000,000 within the category of scheduled maturities due over one year to two years and $2,306,000,000 within the category due over five years. At June 30, 1999, convertible advances totaled $3,046,000,000.

   At June 30, 2000 and 1999, outstanding advances were collateralized by real estate loans totaling $5,864,455,000 and $3,365,770,000, respectively. The Corporation is also required to hold shares of Federal Home Loan Bank stock in an amount at least equal to the greater of 1.0% of certain of its residential mortgage loans or 5.0% of its outstanding advances. The Corporation was in compliance with this requirement at June 30, 2000 and 1999, holding Federal Home Loan Bank stock totaling $255,756,000 and $194,129,000, respectively. At June 30, 2000 and 1999, there were no commitments for advances from the Federal Home Loan Bank.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

Note 14. Securities Sold Under Agreements To Repurchase

   At June 30, 2000 and 1999, securities sold under agreements to repurchase identical securities totaled $33,379,000 and $128,514,000, respectively. An analysis of securities sold under agreements to repurchase identical securities for the years ended June 30 is summarized as follows:

                                                               2000      1999
                                                             --------  --------
  Maximum month-end balance................................. $132,432  $334,294
  Average balance........................................... $ 69,763  $209,111
  Weighted average interest rate during the period..........     5.62%     5.94%
  Weighted average interest rate at end of period...........     4.99%     5.72%

   At June 30, 2000, securities sold under agreements to repurchase totaling $8,379,000 matured overnight with $25,000,000 maturing in September 2000 resulting in a weighted average maturity of 83 days. At June 30, 2000, mortgage-backed securities with carrying values totaling $32,035,000 and fair values totaling $30,681,000 were pledged as collateral. At June 30, 1999, mortgage-backed securities and investment securities with carrying values totaling $123,628,000 and $16,369,000 and fair values totaling $122,374,000 and $16,095,000, respectively, were pledged as collateral.

   It is the Corporation's policy to enter into repurchase agreements only with major brokerage firms that are primary dealers in government securities. At June 30, 2000, there were no repurchase agreements with any broker with balances at risk in excess of 10.0% of stockholders' equity.

Note 15. Other Borrowings

   Other borrowings at June 30 consist of the following:

                                                                2000     1999
                                                              -------- --------
Subordinated extendible notes, interest 7.95%, due December
 1, 2006..................................................... $ 50,000 $ 50,000
Guaranteed preferred beneficial interests in the
 Corporation's junior subordinated debentures, interest
 9.375%, due May 15, 2027....................................   45,000   45,000
Term note, adjustable interest, due June 30, 2004............   65,250      --
Revolving line of credit, adjustable interest, due June 30,
 2004........................................................   10,000      --
Term note, adjustable interest, due July 31, 2003............      --    32,500
Purchase notes, adjustable interest, due July 31, 1999.......      --    40,000
Collateralized mortgage obligations..........................    2,397    3,483
Federal Funds, interest 6.06%, due July 1, 1999..............      --    54,400
                                                              -------- --------
                                                              $172,647 $225,383
                                                              ======== ========

   On December 2, 1996, the Corporation completed the issuance of $50,000,000 of 7.95% fixed-rate subordinated extendible notes due December 1, 2006 (the "Notes"). Contractual interest on the Notes is set at 7.95% until December 1, 2001, and is paid monthly. The interest rate for the Notes reset at the Corporation's option on December 1, 2001, to a rate and for a term of one, two, three or five years determined by the Corporation. Thereafter, the interest rate will reset at the Corporation's option on the expiration date of each new interest period prior to maturity. Any new interest rate shall not be less than 105% of the effective interest rate on comparable maturity U. S. Treasury obligations. The Notes may not be redeemed prior to December 1, 2001. Thereafter, the Corporation may elect to redeem the Notes in whole on December 1, 2001, and on any subsequent interest reset date at par plus accrued interest to the date fixed for redemption. The Notes are unsecured general obligations of the Corporation. The Indenture, among other provisions, limits the ability of the Corporation to pay cash dividends or to make other capital distributions under certain circumstances.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

   Effective May 14, 1997, CFC Preferred Trust, a special-purpose wholly-owned trust subsidiary of the Corporation, completed an offering of 1,800,000 shares (issue price of $25.00 per share) totaling $45,000,000 of fixed-rate 9.375% cumulative trust preferred securities due May 15, 2027. Also, effective May 14, 1997, the Corporation purchased all of the common securities of CFC Preferred Trust for $1,391,775. CFC Preferred Trust invested the total proceeds of $46,391,775 received in 9.375% junior subordinated deferrable interest debentures (the "Debentures") issued by the Corporation. Interest paid on the Debentures is distributed to holders of the cumulative trust preferred securities and to the Corporation as holder of the common securities. Under current tax law, distributions to the holders of the cumulative trust preferred securities are tax deductible for the Corporation. The Debentures, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Corporation. The obligations of the Corporation under the Debentures, the indenture, the relevant trust agreement and the guarantees constitute a full and unconditional guarantee by the Corporation of the obligations of the trust under the trust preferred securities and rank subordinate and junior in right of payment to all liabilities of the Corporation. The distribution rate payable on the cumulative trust preferred securities is cumulative and payable quarterly in arrears. The Corporation has the right, subject to events of default, to defer payments of interest on the Debentures by extending the interest payment periods not exceeding 20 consecutive quarters. No extension period may extend beyond the redemption or maturity date of the Debentures. The Debentures mature on May 15, 2027, which may be shortened to not earlier than May 15, 2002, if certain conditions are met. The cumulative trust preferred securities would qualify as Tier 1 capital of the Corporation should the Corporation become subject to the Federal Reserve capital requirements for bank holding companies.

   During July 1999, the Corporation entered into a term and revolving credit agreement totaling $82,500,000. This credit facility is in the form of an unsecured, five-year term note due June 30, 2004. On July 1, 1999, $32,500,000 was drawn down to refinance a term note from the same lender for the same amount maturing July 31, 2003. On July 30, 1999, $40,000,000 was drawn down to pay in full the $40,000,000 one-year purchase notes due July 31, 1999. At June 30, 2000, this term note had a remaining principal balance of $65,250,000. Terms of the note require quarterly principal payments of $1,812,500 and quarterly interest payable at a monthly adjustable rate priced at 100 basis points below the lender's national base rate, or 8.50% at June 30, 2000. On August 30, 1999, the Corporation borrowed $10,000,000 from the revolving line of credit. This revolving line of credit had a balance of $10,000,000 as of June 30, 2000, and is unsecured with interest terms the same as the term note.

   On July 31, 1998, the Corporation partially financed the acquisition of AmerUs with $40,000,000 of one-year purchase notes from the seller due July 31, 1999. The purchase notes required the payment of principal and interest on the maturity date. The interest rate was adjusted monthly at 150 basis points over the one-year Treasury bill rate. These notes were paid in full on July 30, 1999.

   At June 30, 2000, notes issued in conjunction with collateralized mortgage obligations bear interest at 8.75% and are due in varying amounts contractually through 2019. The notes are secured by FNMA and FHLMC mortgage-backed securities with book values of approximately $7,331,000 and $9,345,000, respectively, at June 30, 2000 and 1999. As the principal balance on the collateral on these notes repay, the notes are correspondingly repaid.

   Contractual principal maturities of other borrowings as of June 30, 2000, for the next five fiscal years are as follows: 2001--$7,440,000; 2002-- $7,440,000; 2003--$7,440,000; 2004--$53,690,000; 2005--$190,000; 2006 and
thereafter--$96,447,000.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

Note 16. Derivative Financial Instruments

   The following summarizes the Corporation's interest rate swap agreements, by maturity date, at June 30:

                                      2000                       1999
                           --------------------------- -------------------------
                                       Interest Rate             Interest Rate
                            Notional  ---------------- Notional ----------------
                             Amount   Paying Receiving  Amount  Paying Receiving
                           ---------- ------ --------- -------- ------ ---------
Scheduled Maturities Due:
  2000.................... $      --    -- %    -- %   $ 75,000  6.24%   4.43%
  2001....................    140,000  6.00    6.16     140,000  6.00    4.77
  2002....................    100,000  7.07    6.76         --    --      --
  2003....................    200,000  6.71    6.34         --    --      --
  2004....................    500,000  6.01    6.05         --    --      --
  2005....................    800,000  6.28    6.31         --    --      --
  Thereafter..............    800,000  7.07    6.67         --    --      --
                           ----------  ----    ----    --------  ----    ----
                           $2,540,000  6.53%   6.39%   $215,000  6.08%   4.65%
                           ==========  ====    ====    ========  ====    ====

   Under the interest rate swap agreements, the Corporation pays fixed rates of interest and receives variable rates of interest that are based on the same rates that the Corporation pays on the hedged deposit liabilities. The variable interest rates are based on either the 13-week average yield of the three-month U.S. Treasury bill or the three-month LIBOR average. Net interest settlement is quarterly. Net interest expense on the swap agreements totaled $2,830,000, $2,849,000 and $1,926,000, respectively, for fiscal years 2000,
1999 and 1998. The fair value of the interest rate swaps at June 30, 2000, totaled approximately $8,686,000 which represents the amount that would be received if the swap agreements were terminated.

   In June 2000 the Corporation entered into three forward rate swap agreements with notional amounts totaling $100,000,000 to extend three existing interest rate swaps that mature in fiscal year 2001. Under these forward rate swap agreements, the Corporation pays fixed rates of interest and receives variable rates of interest that are based on the weekly unweighted average of the three-month U.S. Treasury bill. Net interest settlement is quarterly.

   The interest rate swap agreements were collateralized at June 30, 2000, by mortgage-backed securities with carrying values of $8,528,000 and at June 30, 1999, by mortgage-backed securities with carrying values of $7,941,000. Entering into interest rate swap agreements involves the credit risk of dealing with intermediary and primary counterparties and their ability to meet the terms of the respective contracts. The Corporation is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swaps if the Corporation is in a net interest receivable position at the time of potential default by the counterparties. However, at June 30, 2000 and 1999, the Corporation was in a net interest payable position. The Corporation does not anticipate nonperformance by the counterparties.

   At June 30, 2000 and 1999, the Corporation had interest rate floor agreements with notional amounts totaling $335,000,000 and $375,000,000, respectively. These interest rate floor agreements with strike rates ranging from 3.84% to 6.32%, are designed to offset impairment losses on mortgage loan servicing rights due to decreasing interest rates. By purchasing floor agreements, the Corporation would be paid cash based on the differential between a short-term rate and the strike rate, applied to the notional principal amount, should the current short-term rate fall below the strike rate level of the agreement. These interest rate floor agreements

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES mature between November 2000 and January 2003. Premiums paid to enter into these agreements are deferred and totaled $116,000, $541,000 and $138,000, respectively, for fiscal years 2000, 1999 and 1998. During fiscal years 2000, 1999 and 1998, amortization expense on these premiums totaled $267,000, $188,000 and $122,000. In addition, during fiscal years 1999 and 1998, agreements were sold resulting in deferred gains of $135,000 and $41,000. These deferred gains are amortized as a credit to expense and during fiscal years 2000, 1999 and 1998 totaled $69,000, $109,000 and $27,000, respectively. The deferred premiums are amortized over the lives of the respective agreements and the deferred gains are amortized over the remaining lives of the agreements sold. The fair value of the interest rate floor agreements at June 30, 2000, resulted in a gain position of approximately $102,000 which represents the amount that would be received to terminate the floor agreements.

   During fiscal year 2000, the Corporation entered into three interest rate cap agreements totaling $300,000,000. These interest rate cap agreements were called in June 2000, resulting in a net loss of $69,000. These agreements would have paid interest quarterly when the three-month LIBOR exceeded 7.5%. Throughout the life of these agreements, the Corporation did not owe any interest to the counterparty. The premiums received totaled $4,800,000. Premiums amortized to income during fiscal 2000 totaled $699,000.

Note 17. Income Taxes

   The following is a comparative analysis of the provision for federal and state taxes on income:

                                                         Year Ended June 30,
                                                       ------------------------
                                                        2000     1999    1998
                                                       -------  ------- -------
Current:
  Federal............................................. $19,757  $42,937 $46,154
  State...............................................   1,210    3,230   3,698
                                                       -------  ------- -------
                                                        20,967   46,167  49,852
                                                       -------  ------- -------
Deferred:
  Federal.............................................  36,689   16,789   2,188
  State...............................................  (2,387)     304     316
                                                       -------  ------- -------
                                                        34,302   17,093   2,504
                                                       -------  ------- -------
Total provision for income taxes...................... $55,269  $63,260 $52,356
                                                       =======  ======= =======

   The following is a reconciliation of the statutory federal income tax rate to the consolidated effective tax rate:

                                                    Year Ended June 30,
                                                    ------------------------
                                                     2000     1999     1998
                                                    ------   ------   ------
Statutory federal income tax rate..................   35.0 %   35.0 %   35.0 %
Nondeductible merger-related expenses and other
 nonrecurring charges..............................     .2      4.9      1.8
Amortization of discounts, premiums and intangible
 assets............................................    1.7      1.4       .4
Tax exempt interest................................   (1.2)     (.8)    (1.0)
Income tax credits.................................    (.4)     (.4)     (.5)
State income taxes, net of federal income taxes....    (.5)     1.5      2.0
Other items, net...................................    (.5)    (1.0)     (.2)
                                                    ------   ------   ------
Effective tax rate.................................   34.3 %   40.6 %   37.5 %
                                                    ======   ======   ======

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

   The components of deferred tax assets and liabilities at June 30 are as follows:

                                                               2000     1999
                                                              -------  -------
Deferred tax liabilities:
  Real estate investment trust deferred income............... $35,688  $ 8,803
  Federal Home Loan Bank stock...............................  21,557   19,060
  Core value of acquired deposits............................  12,041   11,108
  Mortgage servicing rights..................................   9,327    6,699
  Differences between book and tax basis of premises and
   equipment.................................................   8,749    6,645
  Deferred loan fees.........................................   4,337    7,632
  Basis differences between tax and financial reporting
   arising from acquisitions.................................   1,627    1,847
  Other items................................................   6,792    6,932
                                                              -------  -------
                                                              100,118   68,726
                                                              -------  -------
Deferred tax assets:
  Allowance for losses on loans and real estate not currently
   deductible................................................  27,285   29,945
  Basis differences between tax and financial reporting
   arising from acquisitions.................................   9,743   10,718
  State operating loss carryforwards.........................   7,678    5,085
  Employee benefits..........................................   3,993    2,919
  Collateralized mortgage obligations........................   1,969    2,584
  Accretion of discounts on purchased items..................   1,422    1,786
  Other items................................................   5,612    5,436
                                                              -------  -------
                                                               57,702   58,473
Valuation allowance..........................................  (5,074)  (5,089)
                                                              -------  -------
                                                               52,628   53,384
                                                              -------  -------
Net deferred tax liability................................... $47,490  $15,342
                                                              =======  =======

   The valuation allowance, primarily attributable to state operating loss carryforwards, was $5,074,000 at June 30, 2000. The valuation allowance decreased from $5,089,000 at June 30, 1999, primarily due to expirations in state net operating losses available for income tax purposes.

   A deferred tax liability has not been recognized for the bad debt reserves of the Bank created in the tax years which began prior to December 31, 1987 (the base year). At June 30, 2000, these reserves totaled approximately $105,266,000 with an unrecognized deferred tax liability approximating $38,527,000. This unrecognized deferred tax liability could be recognized in the future, in whole or in part, if there is a change in federal tax law, the Bank fails to meet certain definitional tests and other conditions in the federal tax law, certain distributions are made with respect to the stock of the Bank, or the bad debt reserves are used for any purpose other than absorbing bad debt losses.

Note 18. Stockholders' Equity and Regulatory Restrictions

   On December 19, 1988, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of stock purchase rights. This dividend consisted of one primary right and one secondary right for each outstanding share of common stock payable on December 30, 1988, and for each share of common stock issued by the Corporation at any time after December 30, 1988, and prior to the earlier of the occurrence of certain events or expiration of these rights. These rights are attached to and trade only together with the common stock shares. The provisions of the Shareholder Rights Plan are designed to protect the interests of the stockholders of record in the event of an unsolicited or hostile attempt to acquire the Corporation at a price or on terms that

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES are not fair to all shareholders. Unless rights are exercised, holders have no rights as a stockholder of the Corporation (other than rights resulting from such holder's ownership of common shares), including, without limitation, the right to vote or to receive dividends. Effective December 18, 1998, the Corporation's Shareholder Rights Plan was amended primarily to extend the expiration date of such rights to December 19, 2008, unless earlier redeemed by the Corporation. At June 30, 2000, no such rights were exercised.

   The Corporation is authorized to issue 10,000,000 shares of preferred stock having a par value of $.01 per share. None of the shares of the authorized preferred stock has been issued. The Board of Directors is authorized to establish and state voting powers, designation preferences, and other special rights of these shares and their qualifications, limitations and restrictions. The preferred stock may rank prior to the common stock as to dividend rights, liquidation preferences, or both, and may have full or limited voting rights.

   The capital distribution regulations of the OTS permit the Bank to pay capital distributions during a calendar year up to 100.0% of its retained net income for the current calendar year combined with the Bank's retained net income for the preceding two calendar years without requiring an application for approval to be filed with the OTS. Retained net income is net income determined in accordance with generally accepted accounting principles less total capital distributions declared. At June 30, 2000, the Bank is permitted to pay an aggregate amount approximating $55,280,000 in dividends under this regulation. If the Bank's regulatory capital would fall below certain levels, then applicable regulations would require approval by the OTS of any proposed dividends and, in some cases, would prohibit the payment of dividends.

   On November 17, 1997, the Board of Directors declared a three-for-two stock split in the form of a 50 percent stock dividend to stockholders of record on November 28, 1997. The stock dividend was distributed on December 15, 1997, and totaled 10,865,530 shares of common stock. A total of $109,000 was transferred from additional paid-in capital to common stock to record this distribution. Fractional shares resulting from the stock split were paid in cash.

   On April 28, 1999, the Board of Directors authorized the repurchase of up to five percent, or approximately 3,000,000 shares, of the Corporation's outstanding common stock. This repurchase was completed on December 29, 1999. Effective December 27, 1999, the Board of Directors authorized a second repurchase of up to 3,000,000 shares of the Corporation's outstanding stock over the next 18 months. During fiscal year 1999 the Corporation repurchased and cancelled 1,500,000 shares of its common stock at a cost of $36,218,000. During fiscal year 2000 a total of 3,773,500 shares of common stock were repurchased and cancelled at a cost of $63,895,000. From July 1, 2000, through August 25, 2000, an additional 726,500 shares were repurchased for $12,289,000 completing this second authorization. On August 14, 2000, the Board of Directors authorized a third repurchase of up to 10% of the Corporation's outstanding stock, or approximately 5,500,000 shares. This repurchase is to be completed no later than February 2002.

Note 19. Regulatory Capital

   The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Regulators can initiate certain mandatory, and possibly additional discretionary, actions if the Bank fails to meet minimum capital requirements. These actions could have a direct material effect on the Corporation's financial position and results of operations. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following table of tangible, core and total risk-based capital. Prompt corrective action provisions pursuant to FDICIA require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for prompt corrective action provisions under FDICIA, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios as set forth in the following table. At June 30, 2000 and 1999, the Bank exceeded the minimum requirements for the well-capitalized category.

   The following presents the Bank's regulatory capital levels and ratios relative to its minimum capital requirements:

                                                    As of June 30, 2000
                                               ------------------------------
                                                                  Required
                                               Actual Capital     Capital
                                               --------------  --------------
                                                Amount  Ratio   Amount  Ratio
                                               -------- -----  -------- -----
OTS capital adequacy:
  Tangible capital............................ $890,051  6.55% $203,743  1.50%
  Core capital................................  896,091  6.59   407,667  3.00
  Risk-based capital..........................  961,520 12.59   610,757  8.00
FDICIA regulations to be classified well-
 capitalized:
  Tier 1 leverage capital.....................  896,091  6.59   679,445  5.00
  Tier 1 risk-based capital...................  896,091 11.74   458,067  6.00
  Total risk-based capital....................  961,520 12.59   763,446 10.00

                                                    As of June 30, 1999
                                               ------------------------------
                                                                  Required
                                               Actual Capital     Capital
                                               --------------  --------------
                                                Amount  Ratio   Amount  Ratio
                                               -------- -----  -------- -----
OTS capital adequacy:
  Tangible capital............................ $880,400  6.97% $189,412  1.50%
  Core capital................................  890,967  7.05   379,142  3.00
  Risk-based capital..........................  957,676 13.70   559,279  8.00
FDICIA regulations to be classified well-
 capitalized:
  Tier 1 leverage capital.....................  890,967  7.05   631,903  5.00
  Tier 1 risk-based capital...................  890,967 12.74   419,459  6.00
  Total risk-based capital....................  957,676 13.70   699,099 10.00

   As of June 30, 2000, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank's classification.

Note 20. Commitments and Contingencies

   The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, financial guarantees on certain loans sold with recourse and on other contingent obligations. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statement of Financial Condition. The contractual amounts of these instruments represent the maximum credit risk to the Corporation. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

   The following table presents outstanding commitments, excluding undisbursed portions of loans in process, as follows:

                                                                At June 30,
                                                             ------------------
                                                               2000      1999
                                                             --------- --------
Originate mortgage loans.................................... $ 288,511 $296,879
Purchase mortgage loans.....................................   102,347  106,000
Unused lines of credit for commercial and consumer use......   218,887  277,510
Purchase investment securities..............................     1,500   81,500
Purchase mortgage-backed securities.........................       --     9,953
                                                             --------- --------
                                                             $ 611,245 $771,842
                                                             ========= ========

   Loan commitments, which are funded subject to certain limitations, extend over various periods of time. Generally, unused loan commitments are canceled upon expiration of the commitment term as outlined in each individual contract. These outstanding loan commitments to extend credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn upon. The Corporation evaluates each customer's credit worthiness on a separate basis and requires collateral based on this evaluation. Collateral consists mainly of residential family units and personal property.

   At June 30, 2000 and 1999, the Corporation had approximately $289,770,000 and $77,686,000, respectively, in mandatory forward delivery commitments to sell residential mortgage loans. At June 30, 2000 and 1999, loans sold subject to recourse provisions totaled approximately $13,178,000 and $16,601,000, respectively, which represents the total potential credit risk associated with these particular loans. Any credit risk would, however, be offset by the value of the single-family residential properties that collateralize these loans.

   The Corporation is subject to a number of lawsuits and claims for various amounts which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Corporation's financial position or results of operations.

   On September 12, 1994, the Bank and the Corporation commenced litigation relating to supervisory goodwill against the United States in the United States Court of Federal Claims seeking to recover monetary relief for the government's refusal to honor certain contracts that it had entered into with the Bank. The suit alleges that such governmental action constitutes a breach of contract and an unlawful taking of property by the United States without just compensation or due process in violation of the Constitution of the United States. The Corporation and the Bank are pursuing alternative damage claims of up to approximately $230,000,000. The Bank also assumed a lawsuit in the merger with Mid Continent against the United States also relating to a supervisory goodwill claim filed by the former Mid Continent. The litigation status and process of these legal actions, as well as that of numerous actions brought by others alleging similar claims with respect to supervisory goodwill and regulatory capital credits, make the value of the claims asserted by the Bank (including the Mid Continent claim) uncertain as to their ultimate outcome, and contingent on a number of factors and future events which are beyond the control of the Bank, both as to substance, timing and the dollar amount of damages that may be awarded to the Bank and the Corporation if they finally prevail in this litigation.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

Note 21. Employee Benefit and Incentive Plans

 Retirement Savings Plan

   The Corporation maintains a contributory deferred savings 401(k) plan covering substantially all employees. The Corporation's matching contributions are equal to 100% of the first 8% of participant contributions. Participants vest immediately in their own contributions. For contributions of the Corporation, participants vest over a five-year period and, thereafter, vest 100% on an annual basis if employed on the last day of each calendar year. Contribution expense was $3,926,000, $3,737,000 and $2,312,000 for fiscal years ended June 30, 2000, 1999 and 1998, respectively.

 Stock Option And Incentive Plans

   The Corporation maintains the 1996 Stock Option and Incentive Plan (the "1996 Plan"), the 1984 Stock Option and Incentive Plan, as amended (the "1984 Plan"), and various stock option and incentive plans assumed in certain mergers since 1995. These plans permit the granting of stock options, restricted stock awards and stock appreciation rights. The Corporation's stock options expire over periods not to exceed 10 years from the date of grant with the option price equal to market value on the date of grant. Stock options are generally exercisable and vest on the date of grant and over various periods not exceeding three years. Recipients of restricted stock have the usual rights of a shareholder, including the rights to receive dividends and to vote the shares; however, the common stock will not be vested until certain restrictions are satisfied. The term of the 1984 Plan extends to July 31, 2002, and the term of the 1996 Plan to September 11, 2006.

   The following table presents the activity of all stock option plans for each of the three fiscal years ended June 30, 2000, and the stock options outstanding at the end of the respective fiscal years:

                                 Stock Option Weighted Average Price Aggregate
                                    Shares          Per Share         Amount
                                 ------------ ---------------------- ---------
Outstanding at June 30, 1997....   2,970,835          $12.20         $ 36,232
  Granted.......................     744,972           33.91           25,261
  Exercised.....................    (831,300)           7.77           (6,463)
  Canceled......................     (20,251)          15.16             (307)
                                  ----------          ------         --------
Outstanding at June 30, 1998....   2,864,256           19.11           54,723
  Granted.......................     766,825           24.19           18,549
  Exercised.....................  (1,000,491)          12.78          (12,785)
  Canceled......................     (41,483)          32.32           (1,357)
                                  ----------          ------         --------
Outstanding at June 30, 1999....   2,589,107           22.84           59,130
  Granted.......................     796,756           15.49           12,342
  Exercised.....................    (184,845)          11.58           (2,141)
  Canceled......................    (251,216)          27.49           (6,906)
                                  ----------          ------         --------
Outstanding at June 30, 2000....   2,949,802          $21.16         $ 62,425
                                  ==========          ======         ========
Exercisable at June 30, 2000....   2,161,431          $22.67         $ 48,994
                                  ==========          ======         ========
Shares available for future
 grants at June 30, 2000:
  1984 Plan.....................      34,300
  1996 Plan.....................   1,988,000

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

   The following table summarizes information about the Corporation's stock options outstanding at June 30, 2000:

          Shares Subject to Outstanding Options            Shares Exercisable
 ------------------------------------------------------------------------------
                                Weighted Average Weighted              Weighted
                   Stock Option    Remaining     Average  Stock Option Average
     Range of         Shares      Contractual    Exercise    Shares    Exercise
 Exercise Prices   Outstanding   Life in Years    Price   Exercisable   Price
 ---------------   ------------ ---------------- -------- ------------ --------
 $ 2.22  - $ 2.34      44,580         1.34        $ 2.29      44,580    $ 2.29
   6.26  -   9.01     107,332         4.51          8.77     107,332      8.77
  11.58  -  13.77     385,875         6.24         13.25     385,875     13.25
  14.53  -  15.69     734,076         9.88         15.64      70,538     15.20
  17.22  -  22.17     410,858         6.60         20.11     410,858     20.11
  24.19  -  25.26     679,414         8.84         24.22     554,581     24.22
            34.16     587,667         7.87         34.16     587,667     34.16
 ----------------   ---------         ----        ------   ---------    ------
 $ 2.22  - $34.16   2,949,802         7.98        $21.16   2,161,431    $22.67
 ================   =========         ====        ======   =========    ======

   During fiscal years 2000 and 1999, non-incentive stock options for 60,000 shares (1984 Plan) and 50,000 shares (1996 Plan), respectively, of the Corporation's common stock were granted to directors of the Corporation and the Bank. Stock options under the 1996 Plan were also granted to executives and managers during fiscal year 2000 for 653,538 shares and to executives, managers and employees during fiscal year 1999 for 766,825 shares. These grants were awarded in accordance with a management incentive plan. Also, during fiscal year 2000 the Board of Directors elected to receive their director fees as discounted stock options resulting in the issuance of 83,218 shares of stock options under the 1996 Plan.

   The Corporation applies APB Opinion No. 25 in accounting for its stock option and incentive plans so no compensation cost is recognized for stock options granted. The effect on the Corporation's net income and earnings per share is presented in the following table as if compensation cost was determined based on the fair value at the grant dates for stock options awarded pursuant to the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

                                                          Year Ended June 30,
                                                        ------------------------
                                                          2000    1999    1998
                                                        -------- ------- -------
Net income:
  As reported.......................................... $104,008 $92,392 $87,413
  Pro forma............................................  102,400  84,101  79,615
Earnings per share:
 Basic--
  As reported.......................................... $   1.79 $  1.55 $  1.55
  Pro forma............................................     1.76    1.41    1.41
 Diluted--
  As reported.......................................... $   1.79 $  1.54 $  1.52
  Pro forma............................................     1.79    1.42    1.40

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

   The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions used as follows:

                                                             Fiscal Year
                                                     ---------------------------
                                                        2000      1999    1998
                                                     ----------- ------- -------
Dividend yield...................................... 1.47%-2.25%  1.07%   .64%
Expected stock price volatility.....................     29%       26%     24%
Risk-free interest rates............................ 5.97%-6.75%  5.50%   5.72%
Expected option lives...............................   6 years   6 years 6 years

   Restricted stock is also granted for awards earned each fiscal year under management incentive plans. On the grant dates of June 30, 1999 and 1998, the Corporation issued restricted stock for 39,072 shares and 39,494 shares, respectively, with an aggregate market value of $906,000 and $1,249,000, respectively. The awards of restricted stock vest 20% on each anniversary of the grant date, provided that the employee has completed the specified service requirement, or earlier if the employee dies or is permanently and totally disabled or upon a change in control. Total deferred compensation on the unvested restricted stock totaled $805,000, $1,887,000 and $1,944,000, at June 30, 2000, 1999 and 1998, respectively, and is recorded as a reduction of stockholders' equity. The value of the restricted shares is amortized to compensation expense over the five-year vesting period. Compensation expense applicable to the restricted stock totaled $607,000, $960,000 and $731,000 for fiscal years 2000, 1999 and 1998, respectively.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

 Postretirement Benefits

   The Corporation recognizes the cost of providing postretirement benefits other than pensions over the employee's period of service. The determination of the accrual liability requires a calculation of the accumulated postretirement benefit obligation ("APBO") which represents the actuarial present value of postretirement benefits to be paid out in the future (primarily health care benefits to be paid to retirees) that have been earned as of the end of the year. The Corporation's postretirement benefit plan is unfunded. The following table reconciles the status of the plan with the amounts recognized in the Consolidated Statement of Financial Condition at June 30:

                                                               2000     1999
                                                              -------  -------
Change in benefit obligation:
  APBO at the beginning of the year.......................... $ 1,110  $   906
  Service cost--benefits earned during the fiscal year.......      58       47
  Interest cost on benefit obligation........................      74       57
  Actuarial (gain) loss......................................     (37)     269
  Retiree contributions......................................     120      111
  Benefits paid..............................................    (246)    (280)
                                                              -------  -------
    APBO at the end of the year.............................. $ 1,079  $ 1,110
                                                              =======  =======
Change in the fair value of plan assets:
  Fair value of plan assets at the beginning of the year..... $   --   $   --
  Retiree contributions......................................     120      111
  Employer contributions.....................................     126      169
  Benefits paid..............................................    (246)    (280)
                                                              -------  -------
    Fair value of plan assets at the end of the year......... $   --   $   --
                                                              =======  =======
Funded status of the plan:
  Funded status at the end of the year....................... $(1,079) $(1,110)
  Unrecognized prior service cost............................    (230)    (259)
  Unrecognized net loss......................................     468      533
                                                              -------  -------
    Accrued postretirement benefit cost at the end of the
     year included in other liabilities...................... $  (841) $  (836)
                                                              =======  =======

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

   The following sets forth the components of the net periodic postretirement benefit cost for the fiscal years ended June 30:

                                                               2000  1999  1998
                                                               ----  ----  ----
Service cost--benefits earned during the fiscal year.......... $ 58  $ 47  $ 63
Interest cost on accumulated postretirement benefit
 obligation...................................................   74    57    81
Amortization of prior service costs...........................  (29)  --    --
Amortization (accretion) of net loss (gain)...................   27   (17)    4
                                                               ----  ----  ----
  Net periodic postretirement benefit expense................. $130  $ 87  $148
                                                               ====  ====  ====

   The weighted average discount rate used to determine the APBO was 8.0%, 7.0% and 7.0%, respectively, for fiscal years ended June 30, 2000, 1999 and 1998. The assumed health care cost trend rate used in measuring the APBO as of July 1, 1999, was 7.0% decreasing gradually until it reaches 5.0% in 2008, when it remains constant. Assumed health care cost trend rates have a significant effect on the amounts reported for the Corporation's health benefit plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                     One-Percentage Point
                                                     ------------------------
                                                      Increase     Decrease
                                                     ----------   -----------
Total service and interest cost components for
 fiscal year 2000...................................    $16         $(14)
APBO as of June 30, 2000............................     63          (59)

   The Corporation maintains an unfunded postretirement survivor income plan for certain key executives that provides benefits to beneficiaries based upon the death of such executives and their employment status at the time of death (i.e., normal retirement, termination or death prior to retirement). At June 30, 2000, 1999 and 1998, the accrued postretirement benefit cost included in other liabilities totaled $476,000, $337,000 and $220,000, respectively, and the net postretirement benefit cost charged to operations totaled $139,000, $117,000 and $95,000 for the respective fiscal years. The weighted average discount rate used to determine the accrued postretirement benefit cost was 8.0%, 7.0% and 7.0%, respectively, for fiscal years ended June 30, 2000, 1999 and 1998, and the assumed annual rate of increase for compensation was 3.0% for the last three fiscal years.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

Note 22. Financial Information (Parent Company Only)

                   CONDENSED STATEMENT OF FINANCIAL CONDITION
                   ------------------------------------------

                                                               June 30,
                                                         ---------------------
                         ASSETS                             2000       1999
                         ------                          ---------- ----------
Cash.................................................... $   44,374 $   10,412
Investment securities available for sale, at fair
 value..................................................        562        --
Investment securities held to maturity (fair value of
 $8,614)................................................      8,711        --
Other assets............................................      3,571      4,600
Equity in CFC Preferred Trust...........................      1,392      1,392
Equity in Commercial Federal Bank.......................  1,120,268  1,130,201
                                                         ---------- ----------
    Total Assets........................................ $1,178,878 $1,146,605
                                                         ========== ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Liabilities:
  Other liabilities..................................... $   19,258 $   10,830
  Unsecured promissory term note........................     65,250     72,500
  Unsecured line of credit..............................     10,000        --
  Subordinated extendible notes.........................     50,000     50,000
  Junior subordinated deferrable interest debentures....     46,392     46,392
                                                         ---------- ----------
    Total Liabilities...................................    190,900    179,722
                                                         ---------- ----------
Stockholders' Equity....................................    987,978    966,883
                                                         ---------- ----------
    Total Liabilities and Stockholders' Equity.......... $1,178,878 $1,146,605
                                                         ========== ==========

                       CONDENSED STATEMENT OF OPERATIONS
                       ---------------------------------

                                                       Year Ended June 30,
                                                    ---------------------------
                                                      2000      1999     1998
                                                    --------  --------  -------
Revenues:
  Dividend income from the Bank...................  $117,818  $ 67,904  $47,627
  Interest income.................................       767     2,373    3,157
  Other income....................................        54       362    1,711
Expenses:
  Interest expense................................   (14,526)  (13,175)  (9,329)
  Operating expenses..............................    (1,218)   (8,557)  (9,286)
                                                    --------  --------  -------
Income before income taxes, extraordinary items
 and equity in undistributed earnings (losses) of
 subsidiaries.....................................   102,895    48,907   33,880
Income tax benefit................................    (5,430)   (4,042)  (3,719)
                                                    --------  --------  -------
Income before extraordinary items and equity in
 undistributed earnings (losses) of subsidiaries..   108,325    52,949   37,599
Cumulative effect of change in accounting
 principle, net of tax benefit....................       (12)      --       --
                                                    --------  --------  -------
Income before equity in undistributed earnings of
 subsidiaries.....................................   108,313    52,949   37,599
Equity in undistributed earnings (losses) of
 subsidiaries.....................................    (4,305)   39,443   49,814
                                                    --------  --------  -------
    Net income....................................  $104,008  $ 92,392  $87,413
                                                    ========  ========  =======

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                       CONDENSED STATEMENT OF CASH FLOWS

                                                     Year Ended June 30,
                                                 -----------------------------
                                                   2000      1999       1998
                                                 --------  ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................  $104,008  $  92,392  $ 87,413
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Extraordinary items, net of tax benefit......        12        --        --
  Equity in undistributed losses (earnings) of
   subsidiaries................................     4,305    (39,443)  (49,814)
  Other items, net.............................     9,457     16,639       (31)
                                                 --------  ---------  --------
    Total adjustments..........................    13,774    (22,804)  (49,845)
                                                 --------  ---------  --------
    Net cash provided by operating activities..   117,782     69,588    37,568
                                                 --------  ---------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities held to
 maturity......................................    (8,711)       --        --
Purchase of investment securities available for
 sale..........................................      (581)       --        --
Purchase of stock of and cash distributions
 into the Bank.................................       --         --       (426)
Payments for acquisitions......................       --    (179,556)      --
Other items, net...............................        30      2,479    11,373
                                                 --------  ---------  --------
    Net cash provided (used) by investing
     activities................................    (9,262)  (177,077)   10,947
                                                 --------  ---------  --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable........    50,000     85,000       --
Payment of notes payable.......................   (47,250)   (13,500)  (40,395)
Repurchases of common stock....................   (63,895)   (36,218)   (1,886)
Issuance of common stock.......................     2,363     45,095     6,519
Proceeds from loan repayments from employee
 stock ownership plans.........................       --      11,058       --
Payment of cash dividends on common stock......   (15,776)   (13,539)  (16,147)
Other items, net...............................       --         --        204
                                                 --------  ---------  --------
    Net cash provided (used) by financing
     activities................................   (74,558)    77,896   (51,705)
                                                 --------  ---------  --------
CASH AND CASH EQUIVALENTS
Increase (decrease) in net cash position.......    33,962    (29,593)   (3,190)
Balance, beginning of year.....................    10,412     40,005    43,379
Adjustments to convert acquisition to fiscal
 year end......................................       --         --       (184)
                                                 --------  ---------  --------
Balance, end of year...........................  $ 44,374  $  10,412  $ 40,005
                                                 ========  =========  ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Cash paid during the period for :
  Interest expense.............................  $ 16,611  $  10,722  $  9,651
  Income taxes, net............................    24,275     54,249    51,366
Non-cash investing and financing activities:
  Common stock issued in connection with the
   acquisition of business.....................       --         --     32,267
  Common stock received in connection with
   employee benefit plans, net.................      (135)      (475)   (4,180)

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

Note 23. Segment Information

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

   The Community Banking segment involves a variety of traditional banking and financial services. These services include retail banking services, consumer checking and savings accounts, and loans for consumer, commercial real estate, residential mortgage and business purposes. Also included in this segment is insurance and securities brokerage services. The Community Banking services are offered through the Bank's branch network, including traditional offices, supermarkets, ATMs, 24-hour telephone centers and the Internet. Community Banking is also responsible for the Corporation's investment and mortgage-backed securities portfolios and the corresponding management of deposits, advances from the FHLB and certain other borrowings.

   The Mortgage Banking segment involves the origination and purchase of residential mortgage loans, the sale of these mortgage loans in the secondary mortgage market, the servicing of mortgage loans and the purchase and origination of rights to service mortgage loans. Mortgage Banking operations are conducted through the Bank's branches, offices of a mortgage banking subsidiary and a nationwide correspondent network of mortgage loan originators. The Bank allocates expenses to the Mortgage Banking operation on terms that are not necessarily indicative of those which would be negotiated between unrelated parties. The Mortgage Banking segment also originates and sells loans to the Bank. Substantially all loans sold to the Bank from the Mortgage Banking operation are at net book value, resulting in no gains or losses. In fiscal year 1999 and previous years, these sales were primarily at par such that the Mortgage Banking operation recorded losses equal to the expenses it incurred net of fees collected. All of these losses are deferred by the Bank and amortized over the estimated life of the loans the Bank purchased.

   The Parent Company includes interest income earned on intercompany cash balances and intercompany transactions, interest expense on Parent Company debt and operating expenses for general corporate purposes.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

   The contribution of the major business segments to the consolidated results for the last three fiscal years ended June 30 is summarized in the following table:

                          Community  Mortgage   Parent    Eliminations/ Consolidated
                           Banking   Banking   Company     Adjustments     Total
                         ----------- -------- ----------  ------------- ------------
FISCAL 2000:
  Net interest income
   (loss)............... $   310,923 $ 21,495 $  (14,526)  $    24,249  $   342,141
  Provision for loan and
   lease losses.........      12,993      767        --            --        13,760
  Total other income....     110,770   58,237    114,334      (181,502)     101,839
  Total other expense...     242,653   34,319      1,218        (9,023)     269,167
  Net income before
   income taxes and
   cumulative effect of
   change in accounting
   principle............     166,047   44,646     98,590      (148,230)     161,053
  Income tax provision
   (benefit)............      46,711   13,988     (5,430)          --        55,269
  Income before
   cumulative effect of
   of change in
   accounting
   principle............     119,336   30,658    104,020      (148,230)     105,784
  Cumulative effect of
   change in accounting
   principle, net.......       1,759        5         12           --         1,776
  Net income............     117,577   30,653    104,008      (148,230)     104,008
  Total revenue.........   1,000,338   79,750    114,334      (164,893)   1,029,529
  Intersegment revenue..      42,582   11,083    114,246
  Depreciation and
   amortization.........      19,160    1,243         11           --        20,414
  Total assets..........  13,922,296  324,987  1,178,878    (1,633,123)  13,793,038
FISCAL 1999:
  Net interest income
   (loss)............... $   312,502 $ 11,075 $  (10,802)  $    19,558  $   332,333
  Provision for loan and
   lease losses.........      11,980      420        --            --        12,400
  Total other income....      95,020   41,015    107,709      (153,729)      90,015
  Total other expense...     224,578   21,549      8,557          (388)     254,296
  Net income before
   income taxes.........     170,964   30,121     88,350      (133,783)     155,652
  Income tax provision
   (benefit)............      57,474    9,828     (4,042)          --        63,260
    Net income..........     113,490   20,293     92,392      (133,783)      92,392
  Total revenue.........     909,055   64,228    110,082      (142,476)     940,889
  Intersegment revenue..      33,764    6,952    109,034           --           --
  Depreciation and
   amortization.........      16,382    1,760         30           --        18,172
  Total assets..........  12,909,398  282,374  1,146,605    (1,562,915)  12,775,462
FISCAL 1998:
  Net interest income
   (loss)............... $   255,535 $ 13,778 $   (6,172)  $    17,158  $   280,299
  Provision for loan and
   lease losses.........      13,433      420        --            --        13,853
  Total other income....      93,453   38,349     99,152      (143,694)      87,260
  Total other expense...     187,926   19,593      9,286        (2,868)     213,937
  Net income before
   income taxes.........     147,629   32,114     83,694      (123,668)     139,769
  Income tax provision
   (benefit)............      45,214   10,862     (3,719)           (1)      52,356
  Net income............     102,415   21,252     87,413      (123,667)      87,413
  Total revenue.........     820,667   72,439    102,309      (140,206)     855,209
  Intersegment revenue..      19,769   18,271    100,505           --           --
  Depreciation and
   amortization.........      11,628    1,497         10           --        13,135
  Total assets..........  10,550,020  440,052    964,319    (1,555,152)  10,399,229

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

Note 24. Exit Costs and Termination Benefits

   On November 5, 1999, the Corporation announced an initiative to integrate the Corporation's most recent seven acquisitions and new data processing system to support community-banking operations. Major aspects of the plan included:

  . 21 branches to be sold or closed, and

  . the elimination of 121 positions and the consolidation of the correspondent loan servicing operations.

   Implementation of this plan resulted in charges for exit costs and termination benefits totaling $4,291,000 ($3,124,000 after-tax or $.05 per diluted share) recorded in the second quarter ended December 31, 1999. In the fourth quarter of fiscal year 2000, these charges were adjusted downward by $350,000 ($220,000 after-tax) due to a change in estimated personnel costs. This adjustment resulted in final costs recorded for fiscal year 2000 of $3,941,000 ($2,904,000 after-tax, or $.05 loss per share). At June 30, 2000, the liability balance associated with these costs totaled $351,000.

   The branches to be sold and closed were located in Iowa (15), Kansas (5) and Missouri (1). Direct and incremental costs associated with these costs totaled $2,377,000. As of June 30, 2000, six branches were sold or closed. Of the remaining 15 branches, four were sold in July and August 2000 and two are scheduled to sell in September 2000. Two branches are also scheduled to close in September 2000 and six to close in November 2000. The status of one branch is presently pending. The plan also eliminated 121 positions with personnel costs consisting of severance, benefits and related professional services totaling $1,564,000. This plan also included the consolidation of the correspondent loan servicing functions to Omaha, Nebraska from Wichita, Kansas and Denver, Colorado. As of June 30, 2000, this portion of the plan was completed.

Note 25. Merger Expenses and Other Nonrecurring Charges

   During fiscal years 1999 and 1998 the Corporation incurred merger expenses and other nonrecurring charges totaling $30,043,000 and $29,729,000, respectively. The amounts for fiscal year 1999 are associated with the First Colorado acquisition and the termination of three employee stock ownership plans acquired in mergers during the past two fiscal years.

   The amounts for fiscal year 1998 are due to the Liberty, Mid Continent and Perpetual acquisitions and the accelerated amortization of certain computer systems and software necessitated by Year 2000 compliance and the related planned systems conversions. The Corporation finalized its plans for systems conversions and Year 2000 compliance in fiscal year 1998 resulting in a reduction in the estimated useful lives of such computer systems and software.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

   These merger expenses incurred in fiscal years 1999 and 1998 are detailed in the following table. Other nonrecurring items not classified in the merger expenses category of general and administrative expenses are noted parenthetically where such items are included in the Corporation's Consolidated Statement of Operations.

                                                          Year Ended June 30,
                                                          ---------------------
                                                           1999     1998
                                                          -------  -------
Merger expenses:
  Termination of employee stock ownership plans.......... $13,954  $   --
  Transaction costs relating to the combinations.........   8,015    8,992
  Employee severance and other termination costs.........   1,449    6,555
  Costs to combine operations............................   6,499    2,487
                                                          -------  -------
                                                           29,917   18,034
                                                          -------  -------
Other nonrecurring items:
  Additional loan loss reserves--(provision for loan and
   lease losses).........................................   1,000    3,931
  Gain on sale of First Colorado branch--(other operating
   income)...............................................  (1,076)     --
  Reserves on leasing operations--(other operating
   income)...............................................     --       597
  Accelerated amortization of computer systems and
   software--(data processing)...........................     --     4,314
  Conforming accounting practices of combining
   companies--(compensation and benefits)................     202      489
  Conforming accounting practices of combining
   companies--(other operating expenses).................     --     2,364
                                                          -------  -------
                                                              126   11,695
                                                          -------  -------
Total merger expenses and other nonrecurring items,
 before taxes............................................  30,043   29,729
Income tax benefit, net..................................  (2,954)  (8,291)
                                                          -------  -------
Total merger expenses and other nonrecurring items,
 after-tax............................................... $27,089  $21,438
                                                          =======  =======

Note 26. Cumulative Effect Of Change In Accounting Principle

   Effective July 1, 1999, the Corporation adopted the provisions of Statement of Position 98-5 "Reporting the Costs of Start-Up Activities," which requires that costs of start-up activities and organizational costs be expensed as incurred. Prior to the adoption of this statement, these costs were capitalized and amortized over periods ranging from five to 25 years. The effect of adopting the provisions of this statement was to record a charge of $1,776,000, net of an income tax benefit of $978,000, or $.03 per diluted share, as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations. These costs consist of organizational costs primarily associated with the creation of a real estate investment trust subsidiary and start-up costs of the proof of deposit department for processing customer transactions following the complete conversion of the Corporation's deposit system.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

Note 27. Quarterly Financial Data (Unaudited)

   The following summarizes the unaudited quarterly results of operations for the last three fiscal years ended June 30:

                                                  Quarter Ended
                                    --------------------------------------------
                                    June 30   March 31  December 31 September 30
                                    --------  --------  ----------- ------------
FISCAL 2000:
Total interest income.............  $239,280  $232,529   $232,344     $223,537
Net interest income...............    83,125    85,071     86,338       87,607
Provision for loan and lease
 losses...........................    (3,300)   (3,700)    (3,460)      (3,300)
Gain (loss) on sales of loans,
 net..............................      (112)     (239)       363         (122)
Net income........................    24,321    26,490     28,759       24,438
Earnings per common share:
  Basic:
    Income before cumulative
     effect of change in
     accounting principle.........       .43       .46        .49          .44
    Cumulative effect of change in
     accounting principle, net....       --        --         --          (.03)
    Net income....................       .43       .46        .49          .41
  Diluted:
    Income before cumulative
     effect of change in
     accounting principle.........       .43       .46        .49          .44
    Cumulative effect of change in
     accounting principle, net....       --        --         --          (.03)
    Net income....................       .43       .46        .49          .41
Dividends declared per share......       .07       .07        .07         .065
FISCAL 1999:
Total interest income.............  $220,706  $216,072   $203,715     $198,861
Net interest income...............    88,856    87,442     81,415       74,620
Provision for loan and lease
 losses...........................    (2,800)   (2,800)    (3,000)      (3,800)
Gain on sales of securities and
 loans, net.......................        30       883      3,293        3,593
Net income........................    29,874    16,169     31,226       15,123
Earnings per common share:
  Basic...........................       .49       .27        .53          .26
  Diluted.........................       .49       .27        .52          .25
Dividends declared per share......      .065      .065       .065         .055
FISCAL 1998:
Total interest income.............  $190,317  $189,573   $189,974     $187,824
Net interest income...............    72,575    71,463     68,618       67,643
Provision for loan and lease
 losses...........................    (3,389)   (2,817)    (5,959)      (1,688)
Gain on sales of securities, loans
 and
 loan servicing rights, net.......     2,717       830      2,733          957
Net income........................    22,375    13,628     25,455       25,955
Earnings per common share:
  Basic...........................       .39       .24        .46          .47
  Diluted.........................       .38       .23        .45          .46
Dividends declared per share......      .055      .055       .055         .047

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

Note 28. Fair Value of Financial Instruments

   Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Corporation disclose estimated fair value amounts of its financial instruments. It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Corporation as of June 30, 2000 and 1999, as more fully described in the following discussion. It should be noted that the operations of the Corporation are managed from a going concern basis and not a liquidation basis. As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. The valuation does not consider the intangible franchise value of the institution, which management believes to be substantial.

   The following presents the carrying value and fair value of the specified assets and liabilities held by the Corporation at June 30, 2000 and 1999. This information is presented solely for compliance with SFAS No. 107 and is subject to change over time based on a variety of factors.

                                            2000                  1999
                                    ---------------------  -------------------
                                     Carrying     Fair     Carrying    Fair
                                      Value      Value       Value     Value
                                    ---------- ----------  --------- ---------
SELECTED ASSETS
Cash (including short-term
 investments).....................  $  199,566 $  199,566  $ 353,275 $ 353,275
Investment securities.............     993,167    928,264    946,571   930,616
Mortgage-backed securities........   1,220,138  1,197,851  1,282,545 1,269,195
Loans and leases receivable, net..  10,407,692 10,190,988  9,326,393 9,533,833
Federal Home Loan Bank stock......     255,756    255,756    194,129   194,129
SELECTED LIABILITIES
Deposits:
  Passbook accounts...............   1,575,380  1,575,380  1,137,282 1,137,282
  NOW checking accounts...........   1,028,640  1,028,640  1,036,921 1,036,921
  Market rate savings accounts....     531,317    531,317    909,233   909,233
  Certificates of deposit.........   4,195,163  4,149,657  4,571,979 4,556,506
                                    ---------- ----------  --------- ---------
    Total deposits................   7,330,500  7,284,994  7,655,415 7,639,942
Advances from Federal Home Loan
 Bank.............................   5,049,582  4,999,942  3,632,241 3,591,178
Securities sold under agreements
 to repurchase....................      33,379     33,274    128,514   128,341
Other borrowings..................     172,647    164,419    225,383   225,201
OFF-BALANCE SHEET INSTRUMENTS
Derivative financial instruments..         417      8,788        498    (2,052)
Commitments.......................         --        (686)       --        955

   The following sets forth the methods and assumptions used in determining the fair value estimates for the Corporation's financial instruments at June 30, 2000 and 1999.

 Cash And Short-Term Investments

   The book value of cash and short-term investments is assumed to approximate the fair value of these assets.

 Investment Securities

   Quoted market prices or dealer quotes were used to determine the fair value of investment securities.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

 Mortgage-Backed Securities

   For mortgage-backed securities available for sale and held to maturity the Corporation utilized quotes for similar or identical securities in an actively traded market, where such a market exists, or obtained quotes from independent security brokers to determine the fair value of these assets.

 Loans And Leases Receivable, Net

   The fair value of loans and leases receivable was estimated by discounting anticipated future cash flows using the current market rates at which similar loans and leases would be made to borrowers with similar credit ratings and for similar remaining maturities. When using the discounting method to determine fair value, loans and leases were gathered by homogeneous groups with similar terms and conditions and discounted at derived current market rates or rates at which similar loans and leases would be made to borrowers as of June 30, 2000 and 1999. The fair value of loans held for sale was determined based on quoted market prices for the intended delivery vehicle of those loans, generally agency mortgage-backed securities. In addition, when computing the estimated fair value for all loans and leases, allowances for loan and lease losses were subtracted from the calculated fair value for consideration of credit issues.

 Federal Home Loan Bank Stock

   The fair value of such stock approximates book value since the Corporation is able to redeem this stock with the Federal Home Loan Bank at par value.

 Deposits

   The fair value of savings deposits were determined as follows: (i) for passbook accounts, NOW checking accounts and market rate savings accounts, fair value is determined to approximate the carrying value (the amount payable on demand) since such deposits are primarily withdrawable immediately; (ii) for certificates of deposit, the fair value has been estimated by discounting expected future cash flows by derived current market rates offered on certificates of deposit with similar remaining maturities as of June 30, 2000 and 1999. In accordance with the provisions of this statement, no value has been assigned to the Corporation's long-term relationships with its deposit customers (core value of deposits intangible) since such intangible is not a financial instrument as defined under this statement.

 Advances From Federal Home Loan Bank

   The fair value of these advances was estimated by discounting the expected future cash flows using current interest rates as of June 30, 2000 and 1999, for advances with similar terms and remaining maturities.

 Securities Sold Under Agreements To Repurchase

   The fair value of securities sold under agreements to repurchase was estimated by discounting the expected future cash flows using derived interest rates approximating market as of June 30, 2000 and 1999, over the contractual maturity of such borrowings.

 Other Borrowings

   Included in other borrowings at June 30, 2000 and 1999, are subordinated extendible notes and guaranteed preferred beneficial interests in the Corporation's junior subordinated debentures with carrying values of $50,000,000 and $45,000,000, respectively, with the fair value of such borrowings based on quoted market prices or dealer quotes. The fair value of other borrowings, excluding the aforementioned borrowings, was estimated by discounting the expected future cash flows using derived interest rates approximating market as of June 30, 2000 and 1999, over the contractual maturity of such other borrowings.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

 Derivative Financial Instruments

   The fair value of the interest rate swap and floor agreements, obtained from market quotes from independent security brokers, is the estimated amount that would be paid to terminate the swap agreements and the estimated amount that would be received to terminate the floor agreements.

 Commitments

   The fair value of commitments to originate, purchase, and sell residential mortgage loans was determined based on quoted market prices for forward purchases and sales of such product. The fair value of commitments to originate other loans was estimated by discounting anticipated future cash flows using the current market rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities as of June 30, 2000 and 1999.

 Limitations

   It must be noted that fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments without attempting to estimate the value of anticipated future business, customer relationships and the value of assets and liabilities that are not considered financial instruments. These estimates do not reflect any premium or discount that could result from offering the Corporation's entire holdings of a particular financial instrument for sale at one time. Furthermore, since no market exists for certain of the Corporation's financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with a high level of precision. Changes in assumptions as well as tax considerations could significantly affect the estimates. Accordingly, based on the limitations described above, the aggregate fair value estimates as of June 30, 2000 and 1999, are not intended to represent the underlying value of the Corporation, on either a going concern or a liquidation basis.

Note 29. Subsequent Event--Accounting For Derivatives and Hedging Activities

   Effective July 1, 2000, the Corporation adopted the provisions of Statement of Financial Accounting No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. Changes in the fair values of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS No. 133, the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedge.

   The Corporation has identified four types of derivative instruments which were recorded on the Corporation's Consolidated Statement of Financial Condition on July 1, 2000. The derivative instruments are:

   .interest rate swap agreements,

   .interest rate cap agreements,

   .interest rate floor agreements, and

   .fixed-rate conforming loan commitments.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

   The interest rate swap agreements are used to synthetically extend the maturities of certain deposits for asset liability management and interest rate risk management purposes. These agreements qualify as a cash flow hedge under SFAS No. 133. Since the swap agreements qualify as a cash flow hedge, the fair value of these agreements totaling $8,686,000 were recorded as a credit to other comprehensive income in stockholders' equity at July 1, 2000, net of income taxes of $3,238,000, or $5,448,000 after-tax. Changes in fair value on these interest rate swap agreements will be adjusted through other comprehensive income as long as the cash flow hedge requirements are met.

   The interest rate cap agreements, interest rate floor agreements and the loan commitments do not qualify for hedge accounting so their fair value adjustments will be recorded to operations. At July 1, 2000, the fair value of these derivatives was equal to a loss of $1,002,000. This adjustment was recorded against operations as of July 1, 2000, as a cumulative adjustment of a change in accounting principle, net of income taxes of $360,000, or $642,000 after-tax. Future changes in fair value on these derivatives will be recorded through current operations.

   As permitted by SFAS No. 133, on July 1, 2000, the Corporation transferred all of its securities from the held-to-maturity portfolio to the available-for-sale and trading portfolios as follows:

                                      Securities Transferred
                            ------------------------------------------
                               Available
                               for Sale         Trading       Total      Total     Pretax
           Security         (at Fair Value) (at Fair Value) Book Value Fair Value   Loss
           --------         --------------- --------------- ---------- ---------- --------
   Investment securities...   $  494,007       $363,779     $  922,689 $  857,786 $(64,903)
   Mortgage-backed
    securities.............      674,861        160,234        857,382    835,095  (22,287)
                              ----------       --------     ---------- ---------- --------
                              $1,168,868       $524,013     $1,780,071 $1,692,881 $(87,190)
                              ==========       ========     ========== ========== ========

   As of July 1, 2000, the transfer of the securities had the following effect on earnings and other comprehensive income:

                                                       Adjustment to
                                            Adjustment     Other
                                                to     Comprehensive    Total
                                             Earnings     Income     Adjustments
                                            ---------- ------------- -----------
   Investment securities...................  $(27,593)   $(37,310)    $(64,903)
   Mortgage-backed securities..............    (9,569)    (12,718)     (22,287)
                                             --------    --------     --------
   Pre-tax loss............................  $(37,162)   $(50,028)    $(87,190)
   Income tax benefit......................    13,828      18,615       32,443
                                             --------    --------     --------
   Net loss................................  $(23,334)   $(31,413)    $(54,747)
                                             ========    ========     ========

   The impact to earnings resulted in a loss of approximately $23,334,000 that was recorded against current operations as of July 1, 2000, as a cumulative adjustment of a change in accounting principle, net of tax benefits. Future changes in fair value for any remaining portion of the securities in the trading portfolio will be recorded through current operations. Changes in fair value in the remaining available-for-sale portfolio will be adjusted through other comprehensive income.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

   The total effect to the Corporation on adopting the provisions of SFAS No. 133 as of July 1, 2000 is as follows:

                                                      Net     Income
                                                    Pre-tax     Tax
                                                      Loss    Benefit Net Loss
                                                    --------  ------- --------
   Recorded to current operations as a cumulative
    adjustment of a change in accounting
    principle...................................... $(38,164) $14,188 $(23,976)
                                                    ========  ======= ========
   Recorded as a net loss to other comprehensive
    income in total stockholders' equity........... $(41,342) $15,377 $(25,965)
                                                    ========  ======= ========

Note 30. Subsequent Event--Key Strategic Initiatives

   On August 14, 2000 the Board of Directors approved and management announced a series of strategic initiatives aimed at improving the overall operations of the Corporation. Key initiatives include:

  . A complete balance sheet review including the disposition of over $2.0 billion in low-yielding and higher risk investments and residential mortgage loans. The proceeds from this disposition are expected to be used to reduce high-cost borrowings, to repurchase additional shares of the Corporation's common stock and the remainder reinvested in lower risk securities.

  . A thorough assessment of the Bank's delivery and servicing systems.

  . The sale of the leasing company acquired as part of the February 1998 acquisition of Liberty.

  . Acceleration of the disposition of other real estate owned.

  . A management restructuring to further streamline the organization and improve efficiencies as well as the appointment of a new chief operating officer.

  . A program to further strengthen the commercial lending portfolio by actively recruiting new lenders in order to accelerate the growth in loans experienced over the past year, while maintaining credit quality.

  . A change in the Corporation's fiscal year end from June 30 to December
    31.

  . An expansion of the Corporation's common stock repurchase program by up to 10% of its outstanding shares, or approximately 5.5 million shares.

   Management anticipates to sell the approximate $2.0 billion in investments and mortgage loans, as well as the leasing portfolio, by December 31, 2000. The formal plan to achieve these strategic initiatives is in process. Management is currently identifying all significant actions to be taken and finalizing the expected timetable for completion. The total estimated exit costs and termination benefits have not been determined.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF COMMERCIAL FEDERAL CORPORATION

   The directors of the Corporation as of June 30, 2000, are as follows:

                                                Age at  First Year
                                               June 30, Elected as Current Term
              Name                               2000    Director   to Expire
              ----                             -------- ---------- ------------
       Talton K. Anderson.....................    63       1991        2001
       William A. Fitzgerald..................    62       1984        2002
       Michael P. Glinsky.....................    55       1997        2003
       Robert F. Krohn........................    67       1984        2003
       Carl G. Mammel.........................    67       1991        2001
       James P. O'Donnell.....................    52       1991        2001
       Robert D. Taylor.......................    53       1996        2002
       Aldo J. Tesi...........................    49       1996        2002
       Joseph J. Whiteside....................    59       1999        2003
       George R. Zoffinger....................    52       1999        2003

   The principal occupation of each director of the Corporation for the last five years is set forth below:

   Talton K. Anderson--Owner and President of two automobile dealerships in Omaha, Nebraska, and one in Lincoln, Nebraska. Mr. Anderson is also the President of a Nebraska-based automobile leasing company and a reinsurance company.

   William A. Fitzgerald--Chairman of the Board and Chief Executive Officer of the Corporation and the Bank. Mr. Fitzgerald joined Commercial Federal in 1955. He was named Vice President in 1968, Executive Vice President in 1973, President in 1974, Chief Executive Officer in 1983 and Chairman of the Board in 1994. Mr. Fitzgerald is well known in the banking community for his participation in numerous industry organizations, including the Federal Home Loan Bank Board, the Heartland Community Bankers, the Board of America's Community Bankers and the Board of Governors of the Federal Reserve System Thrift Institutions Advisory Council. Mr. Fitzgerald joined Commercial Federal's Board of Directors in 1973.

   Michael P. Glinsky--Executive Vice President and Chief Financial Officer since April 2000 of NorthPoint Communications Group, Inc., a broadband telecommunications company. Mr. Glinsky is retired Executive Vice President and Chief Financial Officer of U S WEST, Inc., an international telecommunications, entertainment and directory and information services company, a position he held from 1996 to 1998. Mr. Glinsky also served as managing partner of the Denver office of Coopers & Lybrand LLP from 1990 to 1996 and served in various other capacities with that firm since 1967.

   Robert F. Krohn--Chairman and Chief Executive Officer since 1995 of PSI Group, Inc., a national mail presort company. Mr. Krohn is the former President and Chief Executive Officer of HDR, Inc., an international architecture, planning and engineering firm. Mr. Krohn served as Chairman of the Board of the Corporation and the Bank from 1990 through 1994.

   Carl G. Mammel--President of Mammel Foundation and Chairman of the Board of Mammel & Associates and member of the board of Silverstone Group, a consulting firm providing services in employee benefits, human resource consulting and risk management solutions. Mr. Mammel is also a member of the board of M Financial Corporation, a network of financial service firms throughout the United States.

   James P. O'Donnell--Executive Vice President, Chief Financial Officer and Corporate Secretary of ConAgra, Inc., an Omaha, Nebraska-based international diversified food company.

   Robert D. Taylor--President and Chief Executive Officer from October 1998 of Executive Aircraft Corporation, Wichita, Kansas, which sells, maintains and refurbishes corporate jet aircraft. Since October 1995, Mr. Taylor also owns and is President of Taylor Financial, a financial consulting and investment firm based in Wichita, Kansas.

   Aldo J. Tesi--President since September 1999 of Election Systems and Software, Omaha, Nebraska, a technology services company. Mr. Tesi is retired Group President of First Data Card Enterprise, a leading third-party provider of credit, debit, private label and commercial card processing services, a position he held from 1997. Prior to this position, Mr. Tesi was President of First Data Resources from 1992 to 1997, and served in various other senior level capacities with the firm since 1979.

   Joseph J. Whiteside--Senior Advisor since February 1996 to U. S. National Australia Bank and Chairman of WeatherWise USA, Inc., a Pittsburgh-based company that provides financial and other services to the public utilities industry. From 1994 to 1996, Mr. Whiteside served as Executive Vice President and Chief Financial Officer of Michigan National Corp., a bank holding company based in Farmington Hills, Michigan.

   George R. Zoffinger--President and Chief Executive Officer of Constellation Capital Corp. since March 1997. Mr. Zoffinger served as President and Chief Executive Office of Constellation Bank Corp. from December 1991 to December 1995 and as President and Chief Executive Officer of Value Property Trust from October 1995 to February 1998. Mr. Zoffinger serves as a director of New Jersey Resources, Inc., MFN Financial Corp., Admiralty Bank Corp. and Atlas Steel Corp.

   The executive officers of the Corporation and the Bank as of September 20, 2000, are as follows:

           Name           Age                Current Position(s)
           ----           ---                -------------------
 William A. Fitzgerald...  62 Chairman of the Board and Chief Executive Officer
                               of the Corporation and the Bank

 David S. Fisher.........  44 Chief Financial Officer and Executive Vice
                               President of the Corporation and the Bank

 Gary L. Matter..........  55 Senior Vice President, Controller and Secretary
                               of the Corporation and Executive Vice President,
                               Controller and Secretary of the Bank

 Roger L. Lewis..........  50 Executive Vice President and Assistant Secretary
                               of the Bank

   The principal occupation of each executive officer of the Corporation and the Bank for the last five years is set forth below:

   William A. Fitzgerald--Chairman of the Board and Chief Executive Officer of the Corporation and the Bank. See Mr. Fitzgerald's biography as listed in the preceding section for directors.

   David S. Fisher--Chief Financial Officer and Executive Vice President of the Corporation and the Bank. Mr. Fisher joined the Bank on June 23, 2000. Mr. Fisher served as Senior Vice President and Treasurer of Associated Banc-Corp from May 1998 to May 2000 responsible for financial analysis and planning, investments, funding, asset/liability management, treasury and accounting functions. Previously, Mr. Fisher was Senior Vice President and director of funds management and bank investments at First of America Bank Corporation from 1988 to 1998.

   Gary L. Matter--Executive Vice President of the Bank since April 1998. Mr. Matter, a Senior Vice President of the Corporation and Controller and Secretary of the Corporation and the Bank since November 1993, joined the Bank in December 1990, as First Vice President and Controller.

   Roger L. Lewis--Executive Vice President of the Bank since April 1998. Mr. Lewis, Assistant Secretary of the Bank, joined the Bank in 1986 as Vice President and Director of Public Relations until he was named First Vice President and Director of Marketing in March 1988. Mr. Lewis was named a Senior Vice President in 1996.

Section 16(a) Beneficial Ownership Reporting Compliance

   Officers, directors and persons who own more than 10% of the outstanding common stock of the Corporation are required to file reports detailing their ownership and changes of ownership in the Corporation's common stock, and to furnish the Corporation with copies of all reports. Management believes that during the fiscal year ended June 30, 2000, all of the Corporation's officers, directors and persons who own more than 10% of the Corporation's common stock complied with these reporting requirements with the exception of Director Talton K. Anderson who did file, but not timely file, his February 2000 Form 4 on common stock purchases.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

   The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by (1) the Chief Executive Officer, and (2) the four highest paid executive officers of the Corporation and the Bank whose salary and bonus earned in fiscal year 2000 exceeded $100,000 for services rendered in all capacities to the Corporation and its subsidiaries.

                                                      Long-Term
                                                 Compensation Awards
                                                ---------------------
                                   Annual
                               Compensation(1)  Restricted Securities
   Name and Principal         -----------------   Stock    Underlying    All Other
        Position         Year  Salary   Bonus   Awards(2)  Options(3) Compensation(4)
   ------------------    ---- -------- -------- ---------- ---------- ---------------
William A. Fitzgerald... 2000 $590,106 $    --   $    --    113,527       $46,162
 Chairman and Chief      1999  562,000      --    155,635    96,477        44,960
 Executive Officer of    1998  477,000  211,955   256,226   150,000        38,160
 the Corporation and the
 Bank

James A. Laphen......... 2000  432,600      --        --        --         34,608
 President and Chief     1999  412,000      --    114,106    72,358        32,960
 Operating Officer of    1998  353,000  156,856   164,766    55,000        28,240
 the Corporation and the
 Bank(5)

Russell G. Olson........ 2000  262,864      --        --     15,000         9,396
 Executive Vice          1999  251,132      --     55,905    13,500        10,094
 President of the        1998   91,872   44,455    44,465     6,000           --
 Bank(6)

Gary L. Matter.......... 2000  218,750      --        --     15,000        17,500
 Senior Vice President,  1999  206,667      --     46,537    13,500        16,534
 Controller and          1998  177,000   68,951    77,639    25,800        14,160
 Secretary of the
 Corporation, Executive
 Vice President,
 Controller and
 Secretary of the Bank

Gary D. White........... 2000  154,688      --        --     15,000        10,041
 Executive Vice          1999  146,250      --     32,903    11,500        11,700
 President of the        1998  125,750   48,992    57,684    24,800        10,060
 Bank(7)

                            (Footnotes on next page)

--------
(1) Does not include certain perquisite and other personal benefits which do not exceed the lesser of $50,000 or 10.0% of the individual's salary and bonus.
(2) Represents awards under the policy of the Stock Option Committee adopted in conjunction with the Corporation's Executive Incentive Plan. See "Compensation and Stock Option Committee Report on Executive Compensation -- Overview and Objectives." There was no restricted stock granted during fiscal year 2000. Restricted stock granted in fiscal years 1998 and 1999 vests over a period of five years, at a rate of 20.0% per year, assuming continued service with the Corporation. Based on the closing sales price of the common stock of $15.5625 at June 30, 2000, the number and value of the unvested restricted stock holdings for Messrs. Fitzgerald, Laphen, Olson, Matter and White were 13,668 shares (value of $212,708), 9,598 shares (value of $149,369), 2,773 shares (value of $43,155), 4,091 shares (value of $63,666) and 2,950 shares (value of $45,909). Dividends are payable on these shares if and to the extent paid on the common stock generally. Upon a change in control of the Corporation, all restrictions on the restricted stock immediately lapse.
(3) Non-incentive and incentive stock options awarded in fiscal year 2000 to Messrs. Fitzgerald, Olson, Matter and White vest in varying increments over three years.
(4) Includes net contributions to the Bank's 401(k) Plan for each of the named executive officers to match elective deferral contributions made by each to this plan and amounts paid under the Bank's Supplemental Retirement Plan. Matching contributions under the Bank's 401(k) Plan amounted to $9,198, $10,244, $9,396, $10,164 and $10,041 while the employer matching contributions under the Supplemental Retirement Plan were $36,964, $24,364, none, $7,336 and none for Messrs. Fitzgerald, Laphen, Olson, Matter and White, respectively.
(5) Mr. Laphen retired on July 31, 2000. Mr. Laphen will continue to receive the annual base salary of $432,600 payable semi-monthly through July 31, 2003. Restricted stock previously awarded will continue to vest annually as if Mr. Laphen remained in employment. Mr. Laphen will also receive certain other benefits for various periods up through July 31, 2003.
(6) Mr. Olson was appointed an officer on February 13, 1998, in connection with the Corporation's acquisition of Liberty Financial Corporation. Compensation information for fiscal year 1998 reflects only compensation received subsequent to February 13, 1998. Mr. Olson resigned from employment on August 18, 2000.
(7) Mr. White retired on August 31, 2000. Mr. White received a lump sum totaling $155,925 in September 2000. Restricted stock previously awarded will continue to vest annually as if Mr. White remained in employment. Mr. White will also receive certain other benefits up through August 31, 2001.

Option Grants Table

   The following table contains information concerning the grant of stock options under the Corporation's Stock Option and Incentive Plan to the Chief Executive Officer and each of the other executive officers named in the Summary Compensation Table during the fiscal year ended June 30, 2000. All such option grants vest over a three year period in varying increments.

                                      Individual Grants
                         -------------------------------------------
                                                                     Potential Realizable
                                                                       Value at Assumed
                         Number of   % of Total                      Annual Rates of Stock
                         Securities   Options                         Price Appreciation
                         Underlying  Granted to  Exercise               for Option Term
                          Options   Employees in or Base  Expiration ---------------------
       Name               Granted   Fiscal Year   Price      Date        5%         10%
       ----              ---------- ------------ -------- ---------- ---------- ----------
William A. Fitzgerald...  113,527      17.37%     $15.69   5/17/10   $1,120,211 $2,838,836
James A. Laphen.........      --         --          N/A       N/A          --         --
Russell G. Olson........   15,000       2.30       15.69   5/17/10      148,010    375,087
Gary L. Matter..........   15,000       2.30       15.69   5/17/10      148,010    375,087
Gary D. White...........   15,000       2.30       15.69   5/17/10      148,010    375,087

Aggregated Option Exercises in Fiscal Year and Fiscal Year-end Option Value

   The following table sets forth information concerning the exercise of options by the Chief Executive Officer and the other executive officers named in the Summary Compensation Table during the last fiscal year, as well as the value of such options held by such persons at the end of the fiscal year.

                                                      Number of
                                                     Securities        Value of
                                                     Underlying       Unexercised
                                                     Unexercised     In-the-Money
                                                     Options at    Options at Fiscal
                                Shares             Fiscal Year-End     Year-End
                               Acquired    Value    (Exercisable/    (Exercisable/
            Name              on Exercise Realized Unexercisable)  Unexercisable)(1)
            ----              ----------- -------- --------------- -----------------
     William A. Fitzgerald...    $--        $--    317,592/145,695    $45,461/--
     James A. Laphen.........     --         --    180,051/ 24,122     31,881/--
     Russell G. Olson........     --         --     15,000/ 19,500         --/--
     Gary L. Matter..........     --         --     40,298/ 19,500         --/--
     Gary D. White...........     --         --     42,883/ 18,834     78,361/--

--------
(1) Based on the closing sales price of the common stock as reported on the New York Stock Exchange on June 30, 2000, which was $15.5625.

Directors' Compensation

   Directors receive $500 per month for service on the Board of the Corporation and $1,500 per month plus $750 per meeting attended for service on the Board of the Bank, with the exception of William A. Fitzgerald, who does not receive director's compensation. Fees for members of the committees of the Corporation and the Bank are paid at the rate of $750 per committee meeting attended. The chairman of the Audit Committee, Compensation and Stock Option Committee, and the Finance Committee each receive an additional $2,000 per year. Effective July 1, 1999, the 1996 Stock Option and Incentive Plan was amended to allow directors to substitute cash compensation and shares of the Corporation's common stock for non-incentive stock options with an exercise price equal to 75% of the market value of the optioned shares. The aggregate difference between the exercise price and the market value of the underlying shares equals the compensation foregone. In no event shall the exercise price of the stock option be less than 50% of the market value of the underlying shares on the date of the grant. All directors receiving remuneration elected to receive the discounted non-incentive stock options. During fiscal year 2000, discounted non-incentive stock options to purchase 83,218 shares were granted to the non-employee directors of the Corporation and the Bank.

   Pursuant to the 1984 Stock Option and Incentive Plan, effective May 17, 2000, non-incentive stock options to purchase 60,000 shares were granted to the non-employee directors of the Corporation and the Bank.

Employment and Change in Control Agreements

   Set forth below is a discussion of certain employment and change in control agreements entered into between the Corporation and the Bank and those executive officers listed in the Summary Compensation Table.

   The agreement with William A. Fitzgerald, which became effective in June 1995, provides for Mr. Fitzgerald's employment as Chairman of the Board and Chief Executive Officer of the Corporation and the Bank for a term of three years. Pursuant to the agreement, Mr. Fitzgerald receives an annual salary and bonus determined by agreement with the Board of Directors, but in no event less than the rate of compensation Mr. Fitzgerald received on June 8, 1995. The base compensation following his election as Chairman of the Board of Directors was $385,000. The Board of Directors of the Corporation and the Bank reviewed the employment agreement and again extended the agreement for an additional one-year period beyond the effective expiration date. The contract provides for termination for cause or in certain events specified by regulatory authorities. The contract is also terminable by the Bank without cause wherein Mr. Fitzgerald would be entitled to receive all compensation and benefits through the effective date of termination, plus a severance payment equal to 36 months of base salary. Mr. Fitzgerald shall be entitled to the same benefits and severance in the event he becomes disabled while the agreement is in effect. In the event Mr. Fitzgerald dies while the agreement is in effect, his heirs shall receive a severance payment equal to 12 months of base salary. the agreement provides, among other things, for Mr. Fitzgerald's participation in an equitable manner in all benefits available to executive officers of the Corporation and the Bank, including:

  . short-term and long-term incentive compensation and deferred compensation;

  . health, disability, life insurance, retirement and vacation benefits;

  . any benefits available under prequisite programs.

   Effective June 1, 1997, the Corporation and the Bank entered into an employment agreement with James A. Laphen, which provided for Mr. Laphen's employment as President and Chief Operating Officer of the Corporation and the Bank for a term of three years. Pursuant to this agreement, Mr. Laphen received an annual salary and bonus determined by the agreement with the Board of Directors, but in no event less than the rate of compensation Mr. Laphen received on June 1, 1997. Mr. Laphen's base compensation on June 1, 1997 was $330,000. Upon the resignation and retirement of Mr. Laphen, no extension to his employment agreement was granted. Mr. Laphen retired on July 31, 2000.

   Effective February 10, 1999, the Bank entered into a one-year employment agreement with Russell G. Olson which provided for his employment as Executive Vice President at an annual salary equal to $252,360. Mr. Olson's employment agreement was not extended. Mr. Olson resigned from employment on August 18, 2000.

   The Corporation and the Bank had also entered into change in control agreements with Messrs. Fitzgerald, Laphen, Olson, Matter and White. Under these agreements, in the event of the executive's involuntary termination of employment in anticipation of, or after, a change in control of the Corporation or the Bank, other than for "cause," the executive will be paid in equal monthly installments, the base salary and all commissions and bonuses (including short-term and long-term incentive compensation awards and stock options granted under the Corporation's executive incentive plan) in effect at the time of termination for a period of 35.88 months. During this period, the executive shall also continue to participate in any health, disability, life insurance and perquisite plans of any successor corporation in which such executive was entitled to participate with the Corporation prior to the change in control. All benefits and payments under the agreements shall be reduced, if necessary, to the largest aggregate amount that will result in no portion thereof being subject to federal excise tax or being nondeductible to the Corporation and the Bank for federal income tax purposes. Messrs. Olson's, Matter's and White's severance shall be reduced by amounts received by the executive as a result of alternative employment obtained during the period in which salary, commissions and bonuses are payable under the change in control agreements. Further, Messrs. Fitzgerald's, Laphen's and Olson's severance payments under their change in control agreements shall be reduced by the amount of severance received under their employment agreements.

   A "change in control" shall be deemed to have occurred under these agreements in each of the following events:

  . at any time a majority of the directors of the Corporation or the Bank are not the persons for whom election proxies have been solicited by the Boards of Directors of the Corporation and the Bank, or persons then serving as directors appointed by such Boards, except where such appointments are necessitated by removal of directors;

  . at any time 49% or more of the outstanding stock of the Corporation or the Bank is acquired or beneficially owned by any person or entity (excluding the Corporation, the Bank or the executive) or any combination of persons or entities acting in concert; or

  . at any time the shareholders of the Corporation or the Bank approve an agreement to merge or consolidate the Corporation or the Bank with or into another corporation, or to sell or otherwise dispose of all, or substantially all, of the assets of the Corporation or the Bank.

   The executive shall also be entitled to receive such payment in the event of a "constructive involuntary termination," which under the terms of the agreements shall be deemed to have occurred if, in anticipation of or following a change in control:

  . the agreement or the executive's employment is terminated;

  . the executive's compensation is reduced, responsibilities diminished or job title lowered;

  . the level of the executive's participation in incentive compensation is reduced or eliminated;

  . the executive's benefit coverage or perquisites are reduced or eliminated, except to the extent such reduction or elimination applies to all other employees; or

  . the executive's office location is changed to a location more than 50 miles from the location of the executive's office at the time of the change in control.

   In connection with his retirement, Mr. Laphen's employment agreement and change in control agreement were terminated. Change in control agreements were terminated in connection with Mr. White's retirement and Mr. Olson's resignation.

   Pursuant to the terms of a separate agreement between the Bank and William
A. Fitzgerald, in the event of Mr. Fitzgerald's termination of employment with the Bank, Mr. Fitzgerald will be entitled to receive in 120 equal monthly installments an amount equal to three times his highest annual salary received from the Bank during the five-year period ending with the close of the fiscal year in which he attains age 65 (or, in the case of death or disability prior to age 65, the year in which he became disabled or died). In the event of his death before the payment of all installments, all remaining installments shall be paid to his designated beneficiary. In the event of the death of both Mr. Fitzgerald and the designated beneficiary, all remaining unpaid installments shall be paid in one lump sum payment to the estate of the designated beneficiary. Pursuant to the terms of the agreement, the right to receive any and all unpaid installments will be forfeited upon the occurrence of any of the following events (1) without the approval of the Board of Directors, Mr. Fitzgerald has or possesses, directly or indirectly, any interest competing with or inimical to the interests of the Bank within an area within a 300 mile radius of Omaha, Nebraska, or (2) Mr. Fitzgerald engages in any activity or conduct which, in the opinion of the Board, is inimical to the interests of the Bank.

Compensation and Stock Option Committee Report on Executive Compensation

 Overview And Objectives

   Composed exclusively of outside directors, Michael P. Glinsky, Robert S. Milligan, James P. O'Donnell (Chairman) and Aldo J. Tesi, the Compensation and Stock Option Committee (the "Committee") of the Board of Directors establishes the Corporation's and the Bank's executive compensation policies. The Committee is responsible for developing the Corporation's and the Bank's executive compensation policies generally, and for implementing those policies for the Corporation's executive officers and the Bank's senior executive officers (the Chairman of the Board and Chief Executive Officer of the Corporation and the Bank and the President and Chief Operating Officer of the Corporation and the
Bank). The Chief Executive Officer of the Bank, under the direction and pursuant to the policies of the Committee, implements the executive compensation policies for the remainder of the Bank's executive officers. The Corporation established structured compensation guidelines recommended by an outside professional consulting firm in fiscal year 1994. In fiscal year 1999, the Corporation requested an update to ensure its compensation practices were relevant to the growth and changes the Corporation experienced during that year, and were not unusual or unreasonable.

   The Committee's overall objectives in designing and administering the specific elements of the Corporation's and the Bank's executive compensation program are as follows:

  . to align executive compensation to increases in shareholder value, as measured by favorable long-term operating results and continued strengthening of the Corporation's financial condition;

  . to provide incentives for executive officers to work towards achieving successful annual results as a step in fulfilling the Corporation's long-term operating results and strategic objectives;

  . to link, as closely as possible, executive officers' receipt of incentive awards with the attainment of specified performance objectives;

  . to maintain a competitive mix of total executive compensation with particular emphasis on awards directly related to increases in long-term shareholder value; and

  . to attract, retain and motivate top performing executive officers in a cost effective manner for the long-term success of the Corporation.

   The Board of Directors strongly believes that it is in the best interests of shareholders to encourage ownership of stock by management. Accordingly, the Stock Option Committee established the following guidelines on stock ownership. The Committee feels such guidelines will align shareholders' and management's interests and enhance employee performance.

      Chief Executive Officer:    5 times annual salary
      Chief Operating Officer:    5 times annual salary
      Executive Vice Presidents:  3 times annual salary

   In furtherance of the above objectives, the Corporation's executive compensation program for fiscal year 2000 consisted of the following components.

 Base Salary

   The Committee makes recommendations to the Board concerning executive compensation on the basis of regional and national surveys of salaries paid to executive officers of other savings and loan holding companies, non-diversified banks, other financial institutions similar to the Corporation in size, market capitalization and other characteristics, and where applicable, other industries. The Committee's objective is to provide base salaries as well as the appropriate mix of total compensation that is reasonably competitive with total compensation paid by the Corporation's peers as identified in such surveys.

 Executive Incentive Plan

   The Corporation maintains an Executive Incentive Plan which provides for annual incentive compensation based on achieving a combination of Corporation and individual performance objectives. Under this plan, the Committee establishes challenging corporate objectives, such as a targeted level of annual net income, at the beginning of the fiscal year. If the Corporation meets such objectives, an amount equal to 4.5% of net income is set aside for payment to executive officers (defined for this purpose as the Bank's Chief Executive and Chief Operating Officers, Executive, Senior, and First Vice Presidents and such other officers as are designated by the Committee for any fiscal year) as short-term and long-term compensation. If the Corporation meets less than a designated percentage (85% for fiscal year 2000) of the performance objectives established for a fiscal year, no funds are made available for awards under this plan for such fiscal year. If the Corporation meets between designated percentages (between 85% and 100% for fiscal year 2000) of the specified objectives, an amount between 2.25% and 4.5% of net income is set aside. The distribution of awards under the plan is determined by the relative success of individual executive officers in meeting specified performance objectives. Fulfillment of these objectives promotes both the short-term and the long-term success of the Corporation and is in the best interests of all shareholders. During fiscal year 2000, no funds were made available for awards under this plan, and no cash or restricted stock awards were granted to executive officers. As it is the Committee's objective to place emphasis on awards directly related to increases in long-term shareholder value, non-incentive and incentive stock options in the amount of 653,538 shares (1.2% of outstanding shares) were approved for award to executives and key managers upon achievement of satisfactory performance goals.

   Pursuant to a policy adopted in June 1993 and subsequently amended and restated by the Stock Option Committee (the "Stock Option Committee"), whose members are all outside directors, the Stock Option Committee determines, in its discretion, whether, to whom and in what amounts restricted stock and/or incentive/non-incentive stock options will be awarded for any fiscal year. Shares of restricted stock awarded under this policy normally vest over five years, assuming the individual's continued service with the Corporation or the Bank, thus helping to retain, qualified officers. The Stock Option Committee determines the vesting of the stock options awarded under this policy at the time of the award. The policy may be amended or terminated at any time by action of the Committee.

 1984 And 1996 Stock Option And Incentive Plans

   The Corporation maintains the 1984 Stock Option and Incentive Plan, as Amended and Restated, and the 1996 Stock Option and Incentive Plan (collectively, the "Option Plans") as a means of providing key employees the opportunity to acquire a proprietary interest in the Corporation and to align their interests with those of the Corporation's stockholders. Under each plan, participants are eligible to receive stock options, stock appreciation rights or shares of restricted stock. Awards under the Option Plans are subject to vesting and forfeiture as determined by the Committee. Options and stock appreciation rights are generally granted at the market value of the common stock on the date of grant. Thus, such awards acquire value only if the Corporation's stock price increases. Under the 1996 plan, the Stock Option Committee may, at the election of a director or employee selected by the Stock Option Committee, permit such individual to receive stock options in lieu of cash compensation. The exercise price of such stock options will be discounted below the market value of the underlying common stock, such that the aggregate discount on the exercise price of the stock options is equal to the compensation foregone by the individual. See "Option Grants Table" and "Directors' Compensation" for fiscal year 2000 awards under the Option Plans.

   Pursuant to the Option Plans, effective May 17, 2000, non-incentive stock options to purchase 119,857 shares were granted to the Chief Executive Officer and the executive officers and incentive stock options to purchase 53,670 shares were granted to the Chief Executive Officer and the executive officers of the Corporation and the Bank. These options vest one-third on the one year anniversary, one-third on the two year anniversary and one-third on the three year anniversary. In addition, on June 23, 2000, the Chief Financial Officer was granted non-incentive stock options totaling 43,536 shares and incentive stock options totaling 6,464 shares. These options were 100% vested on the grant date.

   The Committee believes that the Option Plans align shareholders', officers' and employees' interests and help to retain and motivate executive officers to improve long-term shareholder value.

 Compensation of the Chief Executive Officer

   The Committee determines the Chief Executive Officer's compensation on the basis of several factors. In determining Mr. Fitzgerald's base salary for fiscal year 2000, the Committee conducted surveys of compensation paid to chief executive officers of similarly situated thrifts and non-diversified banks both regionally and nationally. Mr. Fitzgerald received only long-term compensation under the Executive Incentive Compensation Program in fiscal year 2000 based on his achievement of objectives established by the Committee in the following areas:

  . Return on Average Assets
  . Core Profitability
  . Leadership Inside and Outside the Corporation
  . Capital Compliance and Regulatory Guidelines

   In order to further align the compensation, rewards and performance measurements with shareholder expectations, the Committee revised the criteria to reflect market measurements generally viewed by analysts that follow the Corporation's peer group. These measurements will be tied to specific objectives established during the Corporation's annual planning meetings and benchmarked to the performance of the Corporation's peer group.

   Mr. Fitzgerald achieved his performance objectives during fiscal year 2000. Pursuant to the policy of the Stock Option Committee effective for fiscal year 2000, Mr. Fitzgerald received on May 17, 2000, incentive stock options to purchase 12,746 shares of common stock at an exercise price of $15.69 per share, which vest 50% on the two year anniversary of the date of grant and 50% on the three year anniversary. In addition to incentive stock options, Mr. Fitzgerald received non-incentive stock options to purchase 100,781 shares of common stock at an exercise price of $15.69 per share, which vest 37.55% on the one year anniversary of the date of grant 31.22% on the two year anniversary of the date of grant and 31.23% on the three year anniversary.

   The Committee believes that the Corporation's executive compensation program serves the Corporation and all of its shareholders by providing a direct link between the interests of executive officers and shareholders generally, and by helping to attract and retain qualified executive officers who are dedicated to the long-term success of the Corporation.

                                          COMPENSATION AND STOCK OPTION
                                           COMMITTEE
                                          Michael P. Glinsky
                                          Robert S. Milligan
                                          James P. O'Donnell, Chairman
                                          Aldo J. Tesi

Comparative Stock Performance Graph

   The graph set forth below compares the cumulative total shareholder return on the Corporation's common stock over the last five years with the cumulative total return on the S&P 500 Index and an index comprised of the top 50 publicly traded thrifts in the United States based on total asset size over the same period. Cumulative total-return on the stock or the index equals the total increase in value since June 30, 1995, assuming reinvestment of all dividends paid into the stock or the index, respectively. The graph was prepared assuming that $100 was invested on June 30, 1995, in the Corporation's common stock and in the respective indices.

[STOCK PERFORMANCE GRAPH]

                                                  Cumulative Total Return as of
                                                            June 30,
                                                  -----------------------------
                                                  1995 1996 1997 1998 1999 2000
                                                  ---- ---- ---- ---- ---- ----
Commercial Federal Corporation................... $100 $142 $208 $268 $198 $135
S&P 500 Index....................................  100  126  170  221  271  291
Peer Group.......................................  100  126  205  268  220  186

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

   Persons and groups owning in excess of 5.0% of the common stock of the Corporation are required to file certain reports regarding such ownership pursuant to the Securities Exchange Act of 1934, as amended. Based upon these reports, and certain other available information, the following table sets forth, as of June 30, 2000, certain information as to the Corporation's common stock beneficially owned by each stockholder owning in excess of 5.0% of the Corporation's common stock, the directors of the Corporation, the executive officers listed in the Summary Compensation Table under Item 11 of this Report and by all executive officers and directors of the Corporation as a group.

                                      Shares of Common Stock  Percent of Shares
                                           and Nature of       of Common Stock
    Beneficial Owner                  Beneficial Ownership(1)    Outstanding
    ----------------                  ----------------------- -----------------
Franklin Mutual Advisers, LLC........        4,663,852              8.34%
 51 John F. Kennedy Parkway
 Short Hills, New Jersey 07078

Wallace R. Weitz & Co................        3,044,120              5.44%
 1125 South 103 Street, Suite 600
 Omaha, NE 68124

Directors:
Talton K. Anderson...................           82,075               .15%
William A. Fitzgerald................          823,651              1.46%
Michael P. Glinsky...................           23,769               .04%
Robert F. Krohn......................          196,347               .35%
Carl G. Mammel.......................          156,202               .28%
James P. O'Donnell...................           35,802               .06%
Robert D. Taylor.....................          112,036               .20%
Aldo J. Tesi.........................           30,592               .05%
Joseph J. Whiteside..................           10,060               .02%
George R. Zoffinger..................           10,241               .02%

Executive Officers Listed in
 Compensation Table:
James A. Laphen......................          334,027               .60%
Russell G. Olson.....................          143,624               .26%
Gary L. Matter.......................           82,044               .15%
Gary D. White........................          104,042               .19%
All Directors and Executive Officers
 as a Group (19 persons).............        2,373,622              4.18%

--------
(1) Unless otherwise indicated, as to ownership of shares by executive officers and directors, the amounts include certain shares of common stock owned by businesses in which the director or executive officer is an officer or major stockholder, or by spouses or as a custodian or trustee for minor children, over which shares the named individual or all executive officers and directors as a group effectively exercise sole or shared voting and investment power. Includes shares totaling 27,990 (Anderson), 317,592 (Fitzgerald), 22,331 (Glinsky), 28,532 (Krohn), 26,992 (Mammel), 27,456
    (O'Donnell), 27,682 (Taylor), 27,400 (Tesi), 8,948 (Whiteside), 9,129
    (Zoffinger), 180,051 (Laphen), 15,000 (Olson), 40,298 (Matter), 42,883
    (White) and 920,129 (all directors and executive officers as a group) having the right to purchase common stock within 60 days pursuant to the exercise of stock options, as well as stock held in retirement accounts or funds for the benefit of the named individuals or group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Management And Others

   The Bank offers first and second mortgages, refinance, equity and various consumer loans to its directors, officers and employees. Loans to executive officers and directors are made in the ordinary course of business on substantially the same terms and collateral, including interest rates and loan fees charged, as those of comparable transactions prevailing at the time and do not involve more than the normal risk of collectibility or present other unfavorable features.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) The following documents are filed as part of this Report:

  (1) Consolidated Financial Statements

    (a) Independent Auditors' Report

    (b) Consolidated Statement of Financial Condition at June 30, 2000 and
        1999

    (c) Consolidated Statement of Operations for the Year Ended June 30, 2000, 1999 and 1998

    (d) Consolidated Statement of Comprehensive Income for the Year Ended June 30, 2000, 1999 and 1998

    (e) Consolidated Statement of Stockholders' Equity for the Year Ended June 30, 2000, 1999 and 1998

    (f) Consolidated Statement of Cash Flows for the Year Ended June 30, 2000, 1999 and 1998

    (g) Notes to Consolidated Financial Statements

  (2) Financial Statement Schedules:

     All financial statement schedules have been omitted as the required information is not applicable, not required or is included in the consolidated financial statements or related notes included in Item 8 of this Report.

  (3) Exhibits:

     See "Index to Exhibits" of this Report.

(B) Reports on Form 8-K:

   On April 28, 2000, the Corporation filed a Form 8-K announcing the retirement of James A. Laphen, President and Chief Operating Officer, on or before December 31, 2000.

   On June 1, 2000, the Corporation filed a Form 8-K announcing the appointment of David S. Fisher as Chief Financial Officer.

(C) Exhibits to this Form 10-K are filed or incorporated by reference as listed in the "Index to Exhibits" of this Report.

(D) No financial statement schedules required by Regulation S-X are filed, and as such are excluded from the Annual Report as provided by Exchange Act Rule 14a-3(b)(i).

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                          Commercial Federal Corporation

                                                 /s/ William A. Fitzgerald
                                          By: _________________________________
                                                   William A. Fitzgerald
                                               Chairman of the Board andChief
                                                     Executive Officer
   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

/s/ William A. Fitzgerald              Principal Executive        September 28, 2000
______________________________________  Officer
William A. Fitzgerald
Chairman of the Board and
Chief Executive Officer

/s/ David S. Fisher                    Principal Financial        September 28, 2000
______________________________________  Officer
David S. Fisher
Chief Financial Officer

/s/ Gary L. Matter                     Principal Accounting       September 28, 2000
______________________________________  Officer
Gary L. Matter
Senior Vice President,
Controller and Secretary

/s/ Talton K. Anderson                 Director                   September 28, 2000
______________________________________
Talton K. Anderson

                                       Director
______________________________________
Michael P. Glinsky

/s/ Robert F. Krohn                    Director                   September 28, 2000
______________________________________
Robert F. Krohn

/s/ Carl G. Mammel                     Director                   September 28, 2000
______________________________________
Carl G. Mammel

/s/ James P. O'Donnell                 Director                   September 28, 2000
______________________________________
James P. O'Donnell

/s/ Robert D. Taylor                   Director                   September 28, 2000
______________________________________
Robert D. Taylor

/s/ Aldo J. Tesi                       Director                   September 28, 2000
______________________________________
Aldo J. Tesi

/s/ Joseph J. Whiteside                Director                   September 28, 2000
______________________________________
Joseph J. Whiteside

/s/ George R. Zoffinger                Director                   September 28, 2000
______________________________________
George R. Zoffinger

                               INDEX TO EXHIBITS

 Exhibit
 Number  Identity of Exhibits
 ------- --------------------
  3.1    Articles of Incorporation of Registrant, as amended and restated
         (incorporated by reference to the Registrant's Current Report on Form
         8-K dated July 3, 1998)

  3.2 Bylaws of Registrant, as amended and restated (incorporated by reference to the Registrant's Current Report on Form 8-K dated August
         18, 2000)

  4.1    Form of Certificate of Common Stock of Registrant (incorporated by reference to the Registrant's Form S-1 Registration Statement No. 33-
         00330)

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

 10.2    Change of Control Executive Severance Agreement with William A.
         Fitzgerald dated June 8, 1995 (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)

 10.3 Form of Change in Control Executive Severance Agreements entered into with Executive Vice Presidents, Senior Vice Presidents and First Vice
         Presidents (incorporated by reference to the Registrant's Form S-4
         Registration Statement No. 33-60589)

 10.4    Commercial Federal Corporation Incentive Plan Effective July 1, 1994
         (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1994--File No. 0-13082)

 10.5    Commercial Federal Corporation Deferred Compensation Plan Effective
         July 1, 1994 (incorporated by reference to the Registrant's Form 10-K
         Annual Report for the Fiscal Year Ended June 30, 1994--File No. 0-
         13082)

 10.6    Commercial Federal Corporation 1984 Stock Option and Incentive Plan,
         as Amended and Restated Effective August 1, 1992 (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-
         60448)

 10.7 Employment Agreement with William A. Fitzgerald, dated May 15, 1974, as Amended February 14, 1996 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June
         30, 1996--File No. 1-11515)

 10.8 Commercial Federal Savings and Loan Association Survivor Income Plan, as Amended February 14, 1996 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June
         30, 1996--File No. 1-11515)

 10.9    Commercial Federal Corporation 1996 Stock Option and Incentive Plan as
         Amended (incorporated by reference to the Registrant's Form S-8
         Registration Statement Nos. 333-20739 and 333-58607)

 10.10   Railroad Financial Corporation 1994 Stock Option and Incentive Plan,
         Railroad Financial Corporation 1991 Directors' Stock Option Plan and
         Railroad Financial Corporation 1986 Stock Option and Incentive Plan, as Amended February 22, 1991 (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-63221 and Post-
         Effective Amendment No. 1 to Registration Statement No. 33-01333 and
         No. 33-10396)

 Exhibit
 Number  Identity of Exhibits
 ------- --------------------

 10.11   Railroad Financial Corporation 1994 Stock Option and Incentive Plan
         (incorporated by reference to the Registrant's Form S-8 Registration
         Statement No. 33-63629)

 10.12 Mid Continent Bancshares, Inc. 1994 Stock Option Plan (incorporated by reference to the Registrant's Post-Effective Amendment No. 1 to Form
         S-4 under cover of Form S-8--File No. 333-42817)

 10.13   Perpetual Midwest Financial, Inc. 1993 Stock Option and Incentive Plan
         (incorporated by reference to the Registrant's Post-Effective
         Amendment No. 1 to Form S-4 under cover of Form S-8--File No. 333-
         45613)

 10.14   First Colorado Bancorp, Inc. 1992 Stock Option Plan and First Colorado
         Bancorp, Inc, 1996 Stock Option Plan (incorporated by reference to the
         Registrant's Post-Effective Amendment No. 1 to Form S-4 under cover of
         Form S-8 - File No. 333-49967)

 10.15   Commercial Federal 401(k) Plan for Acquired Companies (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 333-
         91065)

 10.16 Change of Control Executive Severance Agreement with David S. Fisher dated June 23, 2000 (filed herewith)

 10.17   Separation, Waiver and Release Agreement with James A. Laphen dated
         June 8, 2000 (filed herewith)

 10.18   Separation, Waiver and Release Agreement with Joy J. Narzisi dated
         November 1, 1999 (filed herewith)

 10.19   Retirement, Waiver and Release Agreement with Gary D. White dated
         August 24, 2000 (filed herewith)

 21      Subsidiaries of the Corporation (filed herewith)

 23      Consent of Independent Auditors (filed herewith)

 27      Financial Data Schedules (filed herewith)