Form 10-Q
period 2000-09-30
COMMERCIAL FEDERAL CORP
filed 2000-11-14
CIK 744778

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended
                                              ------------------

                                      OR

[*] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2000 to September 30, 2000
                               ------------    ------------------
Commission file number 1-11515
                       -------


                        COMMERCIAL FEDERAL CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Nebraska                                        47-0658852
-----------------------------------------             --------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification Number)

2120 South 72nd Street, Omaha, Nebraska                       68124
-------------------------------------------           --------------------------
    (Address of principal executive                         (Zip Code)
     offices)

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

YES   X       NO ________
     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of Each Class                      Outstanding at November 6, 2000
----------------------------------------         -------------------------------
 Common Stock, Par Value $.01 Per Share                      54,189,637

                        COMMERCIAL FEDERAL CORPORATION
                        ------------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

----------------------------------------------------------------------------------------------
Part I.   Financial Information                                                    Page Number
          ---------------------                                                    ----------

          Item 1.   Financial Statements:

                        Consolidated Statement of Financial Condition as of
                             September 30, 2000 and June 30, 2000                        3

                        Consolidated Statement of Operations for the Three
                             Months Ended September 30, 2000 and 1999                   4-5

                        Consolidated Statement of Comprehensive Income for the
                             Three Months Ended September 30, 2000 and 1999              6

                        Consolidated Statement of Cash Flows for the
                             Three Months Ended September 30, 2000 and 1999             7-8

                        Notes to Consolidated Financial Statements                     9-17

           Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                           18-28

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk          28

Part II.   Other Information
           -----------------

           Item 5.      Other Information                                               29

           Item 6.      Exhibits and Reports on Form 8-K                                29


Signature Page                                                                          30

Exhibit Index                                                                           31
------------------------------------------------------------------------------------------------------------

                        COMMERCIAL FEDERAL CORPORATION
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------
                         Item 1.  FINANCIAL STATEMENTS
                         -----------------------------


------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                  September 30,        June 30,
ASSETS                                                                                      2000               2000
------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)         (Audited)
Cash (including short-term investments of $241,283 and $1,086)                          $   433,756        $   199,566
Investment securities available for sale, at fair value                                     561,794             70,478
Mortgage-backed securities available for sale, at fair value                              1,274,186            362,756
Loans and leases held for sale, net                                                         240,891            183,356
Investment securities held to maturity (fair value of $28,992 and $857,786)                  28,992            922,689
Mortgage-backed securities held to maturity (fair value of $-- and $835,095)                     --            857,382
Loans and leases receivable, net of allowances of $72,230 and $70,497                    10,322,925         10,224,336
Federal Home Loan Bank stock                                                                263,954            255,756
Interest receivable, net of allowances of $90 and $70                                        80,837             81,991
Real estate, net                                                                             41,094             39,129
Premises and equipment, net                                                                 168,620            181,692
Prepaid expenses and other assets                                                           240,809            183,057
Intangible assets, net of accumulated amortization of $70,572 and $66,496                   211,503            230,850
------------------------------------------------------------------------------------------------------------------------

      Total Assets                                                                      $13,869,361        $13,793,038
------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------

Liabilities:
   Deposits                                                                             $ 7,480,312        $ 7,330,500
   Advances from Federal Home Loan Bank                                                   5,034,460          5,049,582
   Securities sold under agreements to repurchase                                            11,178             33,379
   Other borrowings                                                                         170,468            172,647
   Interest payable                                                                          56,315             51,053
   Other liabilities                                                                        213,792            167,899
------------------------------------------------------------------------------------------------------------------------

      Total Liabilities                                                                  12,966,525         12,805,060
------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies                                                                    --                 --
------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued                    --                 --
   Common stock, $.01 par value; 120,000,000 shares authorized;
      54,684,887 and 55,922,884 shares issued and outstanding                                   547                559
   Additional paid-in capital                                                               281,958            303,635
   Retained earnings                                                                        674,063            699,724
   Accumulated other comprehensive loss, net                                                (53,732)           (15,940)
------------------------------------------------------------------------------------------------------------------------

      Total Stockholders' Equity                                                            902,836            987,978
------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                        $13,869,361        $13,793,038
------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                                            Three Months Ended
                                                                                           September 30,
                                                                                     -----------------------
                                                                                       2000           1999
------------------------------------------------------------------------------------------------------------
Interest Income:
   Loans and leases receivable                                                       $208,506       $182,138
   Mortgage-backed securities                                                          20,871         20,421
   Investment securities                                                               22,338         20,978
------------------------------------------------------------------------------------------------------------
     Total interest income                                                            251,715        223,537

Interest Expense:
   Deposits                                                                            89,287         79,751
   Advances from Federal Home Loan Bank                                                78,091         50,312
   Securities sold under agreements to repurchase                                         371          1,874
   Other borrowings                                                                     3,413          3,993
------------------------------------------------------------------------------------------------------------
     Total interest expense                                                           171,162        135,930
Net Interest Income                                                                    80,553         87,607
Provision for Loan and Lease Losses                                                   (12,648)        (3,300)
------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan and Lease Losses                          67,905         84,307

Other Income (Loss):
   Loan servicing fees                                                                  5,987          6,039
   Retail fees and charges                                                             12,740          9,654
   Real estate operations                                                                (898)          (224)
   Loss on sales of loans                                                                 (93)          (122)
   Gain on sales of securities                                                          5,542             --
   Other operating income                                                               6,884          6,427
------------------------------------------------------------------------------------------------------------
     Total other income                                                                30,162         21,774
------------------------------------------------------------------------------------------------------------
Other Expense:
 General and administrative expenses -
  Compensation and benefits                                                            27,047         28,080
  Occupancy and equipment                                                               9,363         10,197
  Data processing                                                                       4,739          4,323
  Regulatory insurance and assessments                                                    851          1,446
  Advertising                                                                           3,521          3,545
  Other operating expenses                                                             14,900         13,667
  Exit costs and termination benefits                                                  22,968             --
------------------------------------------------------------------------------------------------------------
            Total general and administrative expenses                                  83,389         61,258
    Amortization of intangible assets                                                   4,076          4,633
------------------------------------------------------------------------------------------------------------
            Total other expense                                                        87,465         65,891
------------------------------------------------------------------------------------------------------------
Income Before Income Taxes and Cumulative Effect of Changes
  in Accounting Principles                                                             10,602         40,190
Provision for Income Taxes                                                              7,631         13,976
------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of Changes in Accounting Principles                     2,971         26,214
Cumulative Effect of Changes in
 Accounting Principles, Net of Tax Benefits                                           (24,797)        (1,776)
------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                                    $(21,826)      $ 24,438
------------------------------------------------------------------------------------------------------------

                        COMMERCIAL FEDERAL CORPORATION
               CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                                                Three Months Ended
                                                                                                September 30,
                                                                                        --------------------------
                                                                                            2000            1999
------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares
     Outstanding Used in Basic Earnings Per Share Calculation                            55,454,067     59,497,331
Add Assumed Exercise of Outstanding Stock Options
     as Adjustments for Dilutive Securities                                                 279,660        363,545
------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares
     Outstanding Used in Diluted Earnings Per Share Calculation                          55,733,727     59,860,876
------------------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Common Share:
      Income before cumulative effect of changes in accounting principles               $       .05    $       .44
      Cumulative effect of changes in accounting principles, net                               (.44)          (.03)
                                                                                        -----------    -----------
      Net income (loss)                                                                 $      (.39)   $       .41
                                                                                        ===========    ===========

------------------------------------------------------------------------------------------------------------------

Diluted Earnings (Loss) Per Common Share:
     Income before cumulative effect of changes in accounting principles                $       .05    $       .44
     Cumulative effect of changes in accounting principles, net                                (.44)          (.03)
                                                                                        -----------    -----------
     Net income (loss)                                                                  $      (.39)   $       .41
                                                                                        ===========    ===========

------------------------------------------------------------------------------------------------------------------
Dividends Declared Per Common Share                                                     $       .07    $      .065
------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
             CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)

----------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                           Three Months Ended
                                                                                    September 30,
                                                                                --------------------
                                                                                   2000        1999
----------------------------------------------------------------------------------------------------
Net Income (Loss)                                                               $(21,826)    $24,438

Other Comprehensive Income (Loss):
    Unrealized losses on securities available for sale                           (24,418)     (8,017)
    Fair value adjustment on interest rate swap agreements                       (28,263)         --
    Less net gains on securities included in operations                           (5,460)         --
----------------------------------------------------------------------------------------------------

Other Comprehensive Income (Loss) Before Income Taxes                            (58,141)     (8,017)
Income Tax Benefit                                                                20,349       2,806
----------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                                (37,792)     (5,211)
----------------------------------------------------------------------------------------------------

Comprehensive Income (Loss)                                                     $(59,618)    $19,227
----------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

----------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                                Three Months Ended
                                                                                                         September 30,
                                                                                                 ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                                 2000            1999
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                                 $ (21,826)       $  24,438
Adjustments to reconcile net income to net cash
    provided  by operating activities:
   Cumulative effect of changes in accounting principles, net                                        24,797            1,776
       Amortization of intangible assets                                                              4,076            4,633
       Provision for losses on loans and leases and real estate                                      13,168            3,380
       Depreciation and amortization                                                                  4,922            5,323
       Amortization of deferred discounts and fees, net                                                 747              664
       Amortization of mortgage servicing rights                                                      2,094            2,928
       Amortization of deferred compensation on restricted
            stock and deferred compensation plans and premiums on other borrowings                      129              274
       Gain on sales of real estate and loans, net                                                      (98)            (104)
       Gain on sales of securities                                                                   (5,460)              --
       Gain on sales of branches                                                                     (2,516)              --
       Proceeds from sales of mortgage-backed securities - trading                                  167,722               --
       Proceeds from sales of investment securities - trading                                       394,313               --
       Stock dividends from Federal Home Loan Bank                                                       --           (3,283)
       Proceeds from sales of loans                                                                 319,349          159,101
       Origination of loans for resale                                                              (85,088)          (3,924)
       Purchases of loans for resale                                                               (234,851)         (86,410)
       Decrease in interest receivable                                                                1,154              264
       Increase in interest payable and other liabilities                                            51,240           32,429
       Other items, net                                                                             (55,809)         (45,967)
                                                                                                  ---------        ---------
           Total adjustments                                                                        599,889           71,084
                                                                                                  ---------        ---------
              Net cash provided by operating activities                                             578,063           95,522
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
----------------------------------------------------------------------------------------------------------------------------
Purchases of loans                                                                                 (230,729)        (538,302)
Repayment of loans, net of originations                                                              49,819          157,201
Principal repayments of mortgage-backed securities available for sale                                52,180           12,320
Purchases of mortgage-backed securities available for sale                                         (267,405)              --
Principal repayments of mortgage-backed securities held to maturity                                      --           75,472
Purchases of mortgage-backed securities held to maturity                                                 --         (149,138)
Maturities and repayments of investment securities available for sale                                 8,103            6,731
Purchases of investment securities available for sale                                               (29,886)              --
Maturities and repayments of investment securities held to maturity                                     277           22,479
Purchases of investment securities held to maturity                                                      --          (96,520)
Purchases of mortgage loan servicing rights                                                          (3,808)          (1,627)
Purchases of Federal Home Loan Bank stock                                                            (8,198)         (18,699)
Proceeds from sales of Federal Home Loan Bank stock                                                      --               --
Proceeds from sales of real estate                                                                    4,540            3,251
Payments to acquire real estate                                                                        (224)              (1)
Purchases of premises and equipment, net                                                             (1,438)          (2,842)
Other items, net                                                                                     (1,694)           5,016
                                                                                                  ---------        ---------
              Net cash used by investing activities                                                (428,463)        (524,659)
----------------------------------------------------------------------------------------------------------------------------

                        COMMERCIAL FEDERAL CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                  (Unaudited)

--------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                            Three Months Ended
                                                                                     September 30,
                                                                             ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                             2000            1999
--------------------------------------------------------------------------------------------------------
Increase (decrease) in deposits                                              $  149,812      $ (302,509)
Proceeds from Federal Home Loan Bank advances                                    72,000         703,000
Repayments of Federal Home Loan Bank advances                                   (87,125)        (94,025)
Proceeds from securities sold under agreements to repurchase                      3,710           1,051
Repayments of securities sold under agreements to repurchase                    (25,911)         (1,029)
Proceeds from issuances of other borrowings                                          --          50,000
Repayments of other borrowings                                                   (2,180)        (43,605)
Payments of cash dividends on common stock                                       (3,920)         (3,888)
Repurchases of common stock                                                     (22,336)        (11,925)
Issuance of common stock                                                            540           1,297
                                                                             ----------      ----------
             Net cash provided by financing activities                           84,590         298,367
--------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
Increase (decrease) in net cash position                                        234,190         130,770)
Balance, beginning of year                                                      199,566         353,275
                                                                             ----------      ----------
Balance, end of period                                                       $  433,756      $  222,505
--------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
--------------------------------------------------------------------------------------------------------
Cash paid during the period for:
   Interest expense                                                          $  164,681         138,500
   Income taxes, net                                                            (14,997)        (15,573)
Non-cash investing and financing activities:
   Securities transferred from held-to-maturity to trading                      561,174              --
   Securities transferred from held-to-maturity to available for sale         1,190,021              --
   Loans exchanged for mortgage-backed securities                                 2,494              --
   Loans transferred to real estate                                               4,832          11,503
--------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                  (Unaudited)

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

The accompanying interim consolidated financial statements have not been audited by independent auditors. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, exit costs and termination benefits and the cumulative effect of changes in accounting principles) considered necessary to fairly present the financial statements have been included. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The results of operations for the three months ended September 30, 2000, are not necessarily indicative of the results which may be expected for an annualized twelve-month period. On August 14, 2000, the Board of Directors approved a change in the Corporation's fiscal year end from June 30 to December
31. This change is effective for calendar year 2000. As a result, the Corporation will file a Transition Report Form 10-K as of December 31, 2000, and for the transition period from July 1, 2000 to December 31, 2000 reflecting the Corporation's six months of operations, comprehensive income (loss), cash flows and changes in stockholders' equity. Certain amounts in the prior fiscal year period have been reclassified for comparative purposes.

B.  ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES:
    -------------------------------------------------

Effective July 1, 2000, the Corporation adopted the provisions of Statement of Financial Accounting No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. Changes in the fair values of those derivatives is reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS No. 133, the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedge.

The Corporation identified four types of derivative instruments which were recorded on the Corporation's Consolidated Statement of Financial Condition on July 1, 2000. The derivative instruments are:

                        .  interest rate swap agreements,
                        .  interest rate floor agreements
                        .  forward loan sales commitments, and
                        .  fixed-rate conforming loan commitments.

The interest rate swap agreements are used to synthetically extend the maturities of certain deposits for asset liability management and interest rate risk management purposes. Since the swap agreements qualify as a cash flow hedge, under SFAS No. 133, the fair value of these agreements totaling $8,686,000 was recorded as a credit to other comprehensive income in stockholders' equity at July 1, 2000, net of income taxes of $3,238,000, or $5,448,000 after-tax. Future changes in fair value on these interest rate swap agreements will be adjusted through other comprehensive income as long as the cash flow hedge requirements are met.

The interest rate cap agreements, interest rate floor agreements, forward loan sales commitments and the conforming loan commitments do not qualify for hedge accounting so their fair value adjustments were recorded to operations. The fair value of these derivatives was recorded as a charge to operations on July 1, 2000, as a cumulative adjustment of a change in accounting principle. Future changes in fair value on these derivatives will be recorded through current operations.

     -------------------------------------------------------------

Under the provisions of SFAS No. 133, on July 1, 2000, the Corporation transferred substantially all of its securities from the held-to-maturity portfolio to the available-for-sale and trading portfolios as follows:

                                                        Securities Transferred
                                                  ----------------------------------
                                                  Available
                                                   for sale      Trading     Total         Total
                                                   (at Fair     (at Fair     Fair          Book        Pre-tax
           Security                                 Value        Value)      Value         Value        Loss
---------------------------------------------------------------------------------------------------------------
Investment securities                           $  464,378    $  363,779   $  828,517   $  893,420   $  (64,903)
Mortgage-backed securities                         674,817       160,234      835,051      857,775      (22,724)
---------------------------------------------------------------------------------------------------------------
                                                $1,139,555    $  524,013   $1,663,568    $1,751,195  $  (87,627)
---------------------------------------------------------------------------------------------------------------

As of July 1, 2000, the transfer of the securities had the following effect on earnings and other comprehensive income:

-----------------------------------------------------------------------------------------------
                                                                    Adjustment
                                                Adjustment           to Other
                                                    to             Comprehensive      Total
                                                 Earnings          Income (Loss)   Adjustments
-----------------------------------------------------------------------------------------------
Investment securities                          $   (27,593)        $   (37,310)    $  (64,903)
Mortgage-backed securities                          (9,569)            (13,155)       (22,724)
-----------------------------------------------------------------------------------------------
Pre-tax loss                                   $   (37,162)        $   (50,465)    $  (87,627)
-----------------------------------------------------------------------------------------------

Adopting the provisions of SFAS No. 133 on July 1, 2000, which included the transfer of securities and recording the fair value of the derivative instruments, had the following effect on earnings and other comprehensive income:

-----------------------------------------------------------------------------------------------------------------
                                                                                Pre-tax
                                                                                  Gain      Income       Total
                                                                                 (Loss)      Taxes     Adjustments
-----------------------------------------------------------------------------------------------------------------
Recorded to current operations as a cumulative
  adjustment of a change in accounting principle:
    Transfer of securities from held-to-maturity to trading                     $(37,162)   $13,007    $(24,155)
    Fair value of interest rate floor agreements                                    (316)       114        (202)
    Fair value of forward loan sales commitments                                  (1,420)       510        (910)
    Fair value of conforming loan commitments                                        734       (264)        470
-----------------------------------------------------------------------------------------------------------------
                                                                                $(38,164)   $13,367    $(24,797)
-----------------------------------------------------------------------------------------------------------------
Recorded as a net loss to other comprehensive income
  (loss) in total stockholders' equity:
    Transfer of securities from held-to-maturity
    to available for sale                                                       $(50,465)   $19,595    $(30,870)
    Fair value of interest rate swap agreements                                    8,686     (3,238)      5,448
-----------------------------------------------------------------------------------------------------------------
                                                                                $(41,779)   $16,357    $(25,422)
-----------------------------------------------------------------------------------------------------------------

All of the securities in the trading portfolio were sold during the three months ended September 30, 2000. Future changes in fair value in the remaining available-for-sale portfolio will be adjusted through other comprehensive income.

     --------------------------------------------------------------

The following reflects the changes in fair value of the Corporation's derivative financial instruments for the three months ended September 30, 2000:


-------------------------------------------------------------------------------
                                               Fair Value At           Pre-Tax
                                         ----------------------------
                                          July 1,       September 30,    Gain
                                           2000            2000        (Loss)
-------------------------------------------------------------------------------
Interest rate floor agreements             $  (102)         $(116)       $  14
Forward loan sales commitments              (1,420)          (960)         460
Conforming loan commitments                    734            353         (381)
-------------------------------------------------------------------------------
                                           $  (584)         $(491)       $  93
-------------------------------------------------------------------------------

The net pre-tax gain of $93,000 is included with gain on sales of securities in current operations.

Adjusting the fair value of the interest rate swap agreements at September 30, 2000, resulted in a loss position of $28,263,000 which represents the amount that would be paid to terminate the swap agreements. This fair value was recorded as a charge to other comprehensive income in stockholders' equity at September 30, 2000, net of income tax benefits of $9,892,000, or $18,371,000 after-tax.

C.   EXIT COSTS AND TERMINATION BENEFITS:
     -----------------------------------

August 2000 Key Strategic Initiatives: On August 14, 2000, the Board of Directors approved and management announced a series of strategic initiatives aimed at improving the overall operations of the Corporation. Key initiatives included:

  . A complete balance sheet review including the disposition of $2.0 billion to $2.6 billion in low-yielding and higher risk investments and residential mortgage loans. The proceeds from this disposition are expected to be used to reduce high-cost borrowings, to repurchase additional shares of the Corporation's common stock with the remainder reinvested in lower risk securities.

  .  A thorough assessment of the Bank's delivery and servicing systems.

  . The sale of the leasing company acquired as part of a February 1998 acquisition.

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

  . An expansion of the Corporation's common stock repurchase program by up to 10% of its outstanding shares, or approximately 5,500,000 shares.

All aspect of the plans to achieve these strategic initiatives are in process. Management continues to identify, implement and monitor all significant actions to be taken including accountability for the expected timetables for completion.

Effective July 1, 2000, the Corporation transferred approximately $1.8 billion of held-to-maturity securities to the trading and available for sale portfolios. The transfer of these securities resulted in a loss of approximately $24,155,000 recorded against current operation on July 1, 2000, as a cumulative adjustment of a change in accounting principle, net of income tax benefits. During the three months ended September 30, 2000, the Corporation sold all of these investment securities and mortgage-backed securities classified as trading totaling $556,575,000 resulting in pre-tax gains of $5,460,000. Management anticipates to sell approximately $2.0 billion to $2.6 billion in investments and mortgage loans by December 31, 2000.

      -----------------------------------------------

The leasing portfolio was reclassified to held for sale at September 30, 2000, resulting in a lower of cost or market value adjustment totaling $4,983,000. This adjustment to fair value was recorded as exit costs and termination benefits during the three months ended September 30, 2000. Negotiations are in process regarding the sale of the leasing portfolio. Management anticipates to sell a substantial portion of the leasing portfolio by December 31, 2000.

During the three months ended September 30, 2000, the Corporation recorded $1,971,000 as exit costs and termination benefits related to the outplacement of personnel. These costs consist of severance, benefits and related professional services.

The Corporation announced that 37 branches will be sold and 12 branches consolidated. It is anticipated that the branch sales will be completed by September 30, 2001. The branch consolidations are currently scheduled for closing in February 2001. The deposits associated with these 49 branches approximate $464,000,000. During the three months ended September 30, 2000, the Corporation recorded a pre-tax charge of $16,992,000 related to exit costs and write-offs of intangible assets associated with these branches.

The Corporation also incurred fees totaling $1,546,000 for consulting services during the three months ended September 30, 2000. The consulting services are related to the identification and implementation of these key strategic initiatives.

November 1999 Branch Sales and Closings: The November 1999 initiative included 21 branches to be sold or closed, the elimination of 121 positions and the consolidation of the correspondent loan servicing operations. Implementation of this plan resulted in charges for exit costs and termination benefits totaling $3,941,000 that was recorded in fiscal year 2000. Fifteen branches were remaining to be sold or closed at June 30, 2000. During the three months ended September 30, 2000, eight branches were sold or closed. The Corporation realized net gains totaling $2,516,000 from the branches sold. These gains were from premiums realized on the sales of deposits, loans and fixed assets and were recorded as a credit against the expense category "exit costs and termination benefits" during the three months ended September 30, 2000. At September 30, 2000, the liability balance associated with the closing of the remaining seven branches totaled $153,000. Six of these branches are scheduled to close in November 2000.

D.   CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES:
     ------------------------------------------------------

As explained in Note B, the Corporation adopted the provisions of SFAS No. 133 on July 1, 2000. The Corporation's interest rate floor agreements, forward loan sales commitments and conforming loan commitments do not qualify for hedge accounting so their fair value adjustments were recorded as a charge to operations on July 1, 2000, as a cumulative effect of a change in accounting principle. In addition, as required by this statement, the adjustment to fair value on the transfer of the securities from held-to-maturity to trading on July 1, 2000, was also recorded as a charge to operations as a cumulative effect of a change in accounting principle. The effect of adopting the provisions of SFAS No. 133 was to record a net charge to operations totaling $24,797,000, net of income tax benefits totaling $13,367,000, or $.44 per diluted share, as a cumulative effect of a change in accounting principle for the three months ended September 30, 2000.

Effective July 1, 1999, the Corporation adopted the provisions of Statement of Position 98-5 "Reporting the Costs of Start-Up Activities," which requires that costs of start-up activities and organizational costs be expensed as incurred. The effect of adopting the provisions of this statement was to record a charge of $1,776,000, net of an income tax benefit of $978,000, or $.03 per diluted share, as a cumulative effect of a change in accounting principle for the three months ended September 30, 1999. These costs consist of organizational costs primarily associated with the creation of a real estate investment trust subsidiary and start-up costs of the proof of deposit department for processing customer transactions following the conversion of the Corporation's deposit system.

E.   COMMON STOCK REPURCHASES:
     ------------------------

In April 1999, the Board of Directors authorized the repurchase of up to five percent, or 3,000,000 shares, of the Corporation's outstanding common stock. This repurchase was completed in December 1999. On December 27, 1999, the Board of Directors authorized a second repurchase of up to 3,000,000 shares of the Corporation's outstanding common stock. From July 1, 2000, through August 25, 2000, a total of 726,500 shares were repurchased for $12,289,000 completing this authorization.

On August 14, 2000, the Board of Directors authorized a third repurchase of up to 10% of the Corporation's outstanding common stock, or approximately 5,500,000 shares. This repurchase is authorized to be completed no later than February 2002. However, management anticipates to complete this repurchase by June 30, 2001. Repurchases can be made at any time and in any amount, depending upon market conditions and various other factors. Any repurchase generally will be on the open-market, although privately negotiated transactions are also possible. In compliance with Nebraska law, all repurchased shares will be cancelled. Since August 2000, the Corporation purchased and cancelled 538,500 shares of its common stock for this third authorization at a cost of $10,047,000.

The following table shows the activity of the Corporation's common stock repurchases:

------------------------------------------------------------------------------------------------
                                                                        Shares of
                                                                       Common Stock       Cost
------------------------------------------------------------------------------------------------
First authorization                                                       3,000,000     $ 66,007
Second authorization                                                      3,000,000       46,395
Third authorization (through September 30, 2000)                            538,500       10,047
------------------------------------------------------------------------------------------------
Totals                                                                    6,538,500     $122,449
------------------------------------------------------------------------------------------------

F.   COMMITMENTS AND CONTINGENCIES:
     -----------------------------

At September 30, 2000, the Corporation's outstanding commitments, excluding undisbursed portions of loans in process, were as follows:

------------------------------------------------------------------------------
Originate residential mortgage loans                                  $108,603
Purchase residential mortgage loans                                     29,626
Originate commercial real estate loans                                 106,315
Originate consumer, commercial operating
 and agricultural loans                                                 19,916
Used lines of credit for commercial
 and consumer use                                                      217,833
Purchase investment securities                                          19,416
------------------------------------------------------------------------------
                                                                      $501,709
------------------------------------------------------------------------------

Loan commitments, which are funded subject to certain limitations, extend over various periods of time. Generally, unused loan commitments are cancelled upon expiration of the commitment term as outlined in each individual contract. These outstanding loan commitments to extend credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn upon. At September 30, 2000, the Corporation had approximately $201,575,000 in mandatory forward delivery commitments to sell residential mortgage loans. At September 30, 2000, loans sold subject to recourse provisions totaled approximately $13,831,000 which represents the total potential credit risk associated with these particular loans. Any credit risk would, however, be offset by the value of the single-family residential properties that collateralize these loans.

The Corporation is subject to a number of lawsuits and claims for various amounts which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Corporation's financial position or results of operations.

On September 12, 1994, the Bank and the Corporation commenced litigation relating to supervisory goodwill against the United States in the United States Court of Federal Claims seeking to recover monetary relief for the government's refusal to honor certain contracts that it had entered into with the Bank. The suit alleges that such governmental action constitutes a breach of contract and an unlawful taking of property by the United States without just compensation or due process in violation of the Constitution of the United States. The Corporation and the Bank are pursuing alternative damage claims of up to approximately $230,000,000. The Bank also assumed a lawsuit in the merger with Mid Continent Bancshares, Inc. ("Mid Continent"), against the United States also relating to a supervisory goodwill claim filed by the former Mid Continent. The litigation status and process of these legal actions, as well as that of numerous actions brought by others alleging similar claims with respect to supervisory goodwill and regulatory capital credits, make the value of the claims asserted by the Bank (including the Mid Continent claim) uncertain as to their ultimate outcome, and contingent on a number of factors and future events which are beyond the control of the Bank, both as to substance, timing and the dollar amount of damages that may be awarded to the Bank and the Corporation if they finally prevail in this litigation.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following table of tangible, core and risk-based capital. Prompt corrective action provisions pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for prompt corrective action provisions under FDICIA, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risk-based capital ratios as set forth in the following table. At September 30, 2000, the Bank exceeded the minimum requirements for the well-capitalized category.

The following presents the Bank's regulatory capital levels and ratios relative to its minimum capital requirements as September 30, 2000:

------------------------------------------------------------------------------------------------------------------------------

                                                                         Actual Capital                    Required Capital
                                                                         --------------                    ----------------
                                                                      Amount          Ratio              Amount         Ratio
------------------------------------------------------------------------------------------------------------------------------
OTS capital adequacy:
          Tangible capital                                              $873,078           6.37%          205,677         1.50%
          Core capital                                                   878,603           6.41           411,520         3.00
          Risk-based capital                                             945,623          12.09           625,826         8.00
FDICIA regulations to be
     classified well-capitalized:
          Tier 1 leverage capital                                        878,603           6.41           685,867         5.00
          Tier 1 risk-based capital                                      878,603          11.23           469,370         6.00
          Total risk-based capital                                       945,623          12.09           782,283        10.00
------------------------------------------------------------------------------------------------------------------------------

As of September 30, 2000, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank's classification.

H.  SEGMENT INFORMATION:
    --------------------

The Corporation has identified two distinct lines of business operations for the purposes of management reporting: Community Banking and Mortgage Banking. These segments were determined based on the Corporation's financial accounting and reporting processes. Management makes operating decisions and assesses performance based on a continuous review of these two primary operations.

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

The contributions of the major business segments to the consolidated results for the three months ended September 30, 2000, and 1999 are summarized in the following tables:

 -----------------------------------------------------------------------------------------------------------------
                                                  Community   Mortgage     Parent    Eliminations/   Consolidated
                                                   Banking     Banking    Company     Adjustments        Total
-----------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 2000:
Net interest income (loss)                         $ 73,642    $ 3,616    $(3,644)        $  6,939       $ 80,553
Provision for loan and
    lease losses                                     12,402        246          --              --         12,648
Non-interest income                                  26,453     12,792     (19,214)         10,131         30,162
Total other expense                                  80,403      6,875         217             (30)        87,465
Net income (loss)                                   (22,394)     5,294     (21,826)         17,100        (21,826)

Total revenue                                       269,390     16,408     (19,095)         15,174        281,877
Intersegment revenue                                  5,295      6,387     (19,643)          7,961             --
-----------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 1999:
Net interest income (loss)                         $ 80,738    $ 4,721    $(3,485)        $  5,633       $ 87,607
Provision for loan and
    lease losses                                      2,723        577          --              --          3,300
Non-interest income                                  23,564     11,588      26,910         (40,288)        21,774
Total other expense                                  58,624      7,011         288             (32)        65,891
Net income                                           28,587      6,036      24,438         (34,623)        24,438

Total revenue                                       238,729     16,314      26,910         (36,642)       245,311
Intersegment revenue  (loss)                         11,988       (471)     26,927         (38,444)            --
-----------------------------------------------------------------------------------------------------------------

I.  CURRENT ACCOUNTING PRONOUNCEMENTS:
    ----------------------------------

On September 29, 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 140 replaces SFAS No. 125 issued in June 1996. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. In recent years, transfers of financial assets in which the transferor has some continuing involvement with the transferred assets or with the transferee have grown in volume, variety, and complexity. The transfers raise the issues of whether transferred financial assets should be considered to be sold and a related gain or loss recorded, whether the assets should be considered to be collateral for borrowings, or whether the transfer should be accounted for at all. SFAS No. 125 addressed those issues, but further issues arose in implementation. SFAS No. 140 resolves those implementation issues, but it carries forward most of the provisions of SFAS No. 125 without change. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over the assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The transferor has surrendered control over transferred assets if and only if all of certain specified conditions are met.

SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. SFAS No. 140 is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. Management of the Corporation has not determined the effect, if any, that the adoption of this statement will have on the Corporation's financial position, liquidity or results of operations.

                Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                ------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

The statements in this management's discussion and analysis of financial condition and results of operations that are not historical fact are forward-looking statements that involve inherent risks and uncertainties. Management of the Corporation cautions readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause a difference include, but are not limited to: fluctuations in interest rates, inflation, the effect of regulatory or government legislative changes, expected cost savings and revenue growth not fully realized, the progress of strategic initiatives and whether realized within expected time frames, general economic conditions, adequacy of allowance for credit losses, costs or difficulties associated with restructuring initiatives, technology changes and competitive pressures in the geographic and business areas where the Corporation conducts its operations. These forward-looking statements are based on management's current expectations. Actual results in future periods may differ materially from those currently expected because of various risks and uncertainties.

CHANGE IN FISCAL YEAR END:
--------------------------

On August 14, 2000, the Board of Directors approved a change in the Corporation's fiscal year end from June 30 to December 31. This change is effective for calendar year 2000. A December 31 year end allows the Corporation to be aligned with the financial industry from a reporting perspective and will facilitate comparisons with industry norms. The By-laws were amended to reflect this change in fiscal year. As a result, the Corporation's next annual meeting of shareholders will be May 8, 2001.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
----------------------------------------------------

Effective July 1, 2000, the Corporation adopted the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Corporation's interest rate floor agreements, forward loan sales commitments and conforming loan commitments do not qualify for hedge accounting. Since these derivatives do not qualify for hedge accounting, this statement requires that upon initial adoption, the fair values of these derivatives be recorded to operations. In addition, the adjustment to fair value on the transfer of securities from held-to-maturity to trading on July 1, 2000, resulted in a charge to operations. The effect of adopting the provisions of SFAS No. 133 on July 1, 2000, was to record a net charge to operations totaling $24.8 million, net of income tax benefits totaling $13.4 million, or $.44 per diluted share, as a cumulative effect of a change in accounting principle.


KEY STRATEGIC INITIATIVES -- AUGUST 2000:
-----------------------------------------

On August 14, 2000, the Board of Directors approved a series of key strategic initiatives aimed at improving the overall operations of the Corporation, strengthening earnings and enhancing shareholder value. These key initiatives include a complete balance sheet review, a thorough assessment of the Bank's delivery and servicing systems, the sale of the underperforming leasing company, an acceleration of the disposition of other real estate owned and a management restructuring. Total expenses related to these strategic initiatives totaled $25.5 million ($20.9 million after-tax, or $.38 per share) during the three months ended September 30, 2000. These expenses are classified in the general and administrative expense category "exit costs and termination benefits." See Note C "Exit Costs and Termination Benefits" to the Notes to Consolidated Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

The Corporation's principal asset is its investment in the capital stock of the Bank. Since the Corporation does not generate any significant revenues independent of the Bank, the Corporation's liquidity is dependent on the extent to which it receives dividends from the Bank. The Bank's ability to pay dividends to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Under the capital distribution regulations of the Office of Thrift Supervision ("OTS"), the Bank is permitted to pay capital distributions during a calendar year up to 100.0% of its retained net income (net income determined in accordance with generally accepted accounting principles less total capital distributions declared) for the current calendar year combined with the Bank's retained net income for the preceding two calendar years without prior approval of the OTS. At September 30, 2000, the Bank would be permitted to pay an aggregate amount approximating $10.6 million in dividends under this regulation. Should the Bank's regulatory capital fall below certain levels, applicable law would require approval by the OTS of such proposed dividends and, in some cases, would prohibit the payment of dividends.

The Corporation manages its liquidity at both the parent company and subsidiary levels. At September 30, 2000, the cash of Commercial Federal Corporation (the "parent company") totaled $41.5 million. Due to the parent company's limited independent operations, management believes that its cash balance at September 30, 2000, is currently sufficient to meet operational needs excluding funds necessary for interest and principal payments and the repurchase of common stock. The parent company's ability to make future interest and principal payments on its $50.0 million of 7.95% fixed-rate subordinated extendible notes due December 1, 2006, on its $46.4 million of 9.375% fixed-rate junior subordinated debentures due May 15, 2027, and on its term and revolving credit notes, is dependent upon its receipt of dividends from the Bank. During the three months ended September 30, 2000, the parent company received cash dividends totaling $25.0 million from the Bank. These dividends received from the Bank were for (i) the financing of common stock repurchases totaling $22.7 million and (ii) interest payments totaling $2.3 million on the parent company's debt. The Bank will continue to pay dividends to the parent company, subject to regulatory restrictions, to cover future principal and interest payments on the parent company's debt and quarterly cash dividends on common stock when and as declared by the parent company. The parent company also receives cash from the exercise of stock options and the sale of common stock under its employee benefit plans, as well as from the Bank for income tax benefits from operating losses of the parent company as provided in the corporate tax sharing agreement. Dividends totaling $22.5 million were paid by the Bank to the parent company during the three months ended September 30, 1999.

The Corporation continues repurchasing shares of its outstanding common stock that began in April 1999. On August 25, 2000, the Corporation's second repurchase was completed. On August 14, 2000, the Corporation's Board of Directors authorized the repurchase of up to 10% of its outstanding stock, or approximately 5,500,000 shares. This repurchase is authorized to be completed no later than February 2002; however, management anticipates to complete this repurchase by June 30, 2001. During the three months ended September 30, 2000, the Corporation purchased 1,265,000 shares of its common stock at a cost of $22.3 million.

--------------------------------------------

The Corporation's primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the Federal Home Loan Bank ("FHLB") and (iv) cash generated from operations. As reflected in the Consolidated Statement of Cash Flows, net cash flows provided by operating activities totaled $578.1 million and $95.5 million, respectively, for the three months ended September 30, 2000 and 1999. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans. Certain amounts from operating activities for the three months ended September 30, 2000, reflect the beginning of the balance sheet restructuring announced in August 2000. Effective July 1, 2000, the Corporation transferred approximately $1.8 billion of held-to-sale securities to the trading and available for sale portfolios. During the three months ended September 30, 2000, the Corporation sold all of these investment and mortgage-backed securities classified as trading totaling $556.6 million resulting in pre-tax gains of $5.5 million. Management anticipates to sell approximately $2.0 billion to $2.6 billion in low-yielding and higher-risk investments and residential mortgage loans by December 31, 2000, resulting in a total pre-tax charge to operations in the range of $105 million to $125 million. The proceeds from this disposition are expected to be used to reduce high-cost borrowings by up to $1.2 billion, to repurchase additional shares of the Corporation's common stock and the remainder reinvested in lower risk securities with a predictable income stream. Management also anticipates to sell a substantial portion of its leasing portfolio by December 31, 2000, resulting in a total pre-tax charge to operations of approximately $7.0 million.

Net cash flows used by investing activities totaled $428.5 million and $524.7 million, respectively, for the three months ended September 30, 2000 and 1999. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities and (ii) the purchase and origination of loans, mortgage-backed and investment securities.

Net cash flows provided by financing activities totaled $84.6 million and $298.4 million, respectively, for the three months ended September 30, 2000 and 1999. Advances from the FHLB and deposits have been the primary sources to balance the Corporation's funding needs during each of the periods presented. The Corporation experienced net increases in deposits of $149.8 million for the three months ended September 30, 2000. The net increases in deposits for the current period is primarily due to the Corporation's expanded use of brokered deposits for funding needs. At September 30, 2000, brokered certificates of deposits totaled $216.2 million compared to $82.4 million at June 30, 2000. The net decreases in deposits of $302.5 million for the three months ended September 30, 1999, were primarily due to depositors seeking higher-yielding investment options. The Corporation announced that 49 branches will be sold or consolidated by September 30, 2001. Deposits associated with these 49 branches approximate $464.0 million. During the three months ended September 30, 2000, the Corporation continued to borrow long-term FHLB advances that are callable at the option of the FHLB. At September 30, 2000, the Corporation had fixed-rate advances totaling $2.3 billion that were convertible into adjustable-rate advances. These convertible advances had call dates ranging from November 2000 to March 2003.

At September 30, 2000, the Corporation issued commitments totaling approximately $501.7 million to fund and purchase loans and investment securities as follows:
$30.9 million of single-family adjustable-rate mortgage loans, $107.3 million of single-family fixed-rate mortgage loans, $106.3 million of commercial real estate loans, $19.9 million of consumer, commercial operating and agricultural loans, $19.4 million of investment securities and approximately $217.9 million of unused lines of credit for commercial and consumer use. These outstanding loan commitments to extend credit in order to originate loans or fund commercial and consumer loans lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described. In addition, at September 30, 2000, the Corporation had approximately $201.6 million in mandatory forward delivery commitments to sell residential mortgage loans.

The maintenance of an appropriate level of liquid resources to meet not only regulatory requirements but also to provide funding necessary to meet the Corporation's current business activities and obligations is an integral element in the management of the Corporation's assets. The Bank is required by federal regulation to maintain a minimum average daily balance of liquid assets in each calendar quarter of not less than 4.0% of net withdrawable deposits plus short-term borrowings or 4.0% of the average daily balance of net withdrawable accounts plus short-term borrowings during the preceding quarter. The Bank's liquidity ratio was 13.62% at September 30, 2000. Liquidity levels will vary depending upon savings flows, future loan fundings, cash operating needs, collateral requirements and general prevailing economic conditions. The Bank does not foresee any difficulty in meeting its liquidity requirements.

RESULTS OF OPERATIONS:
----------------------

The net loss for the three months ended September 30, 2000, was $21.8 million, or $.39 per basic and diluted share, compared to net income of $24.4 million, or $.41 per basic and diluted share for the three months ended September 30, 1999. The net decrease in income comparing the respective quarters is primarily due to net increases of $23.0 million in the cumulative effect of changes in accounting principles and $21.6 million in total other expense and a net decrease of $16.4 million in net interest income after provision for loan and lease losses. These net decreases to income were partially offset by a net increase in total other income of $8.4 million and a net decrease of $6.3 million in provision for income taxes. The net increase in the cumulative effect of changes in accounting principles is the result of the adoption effective July 1, 2000, of SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities."
The net increase in total other expense includes $23.0 million in exit costs and termination benefits recorded in the three months ended September 30, 2000.

For the three months ended September 30, 2000, operating earnings totaled $18.6 million ($.33 per diluted share) compared to $26.2 million ($.44 per diluted share) for the three months ended September 30, 1999. Operating earnings excludes the effect of exit costs and termination benefits, the cumulative effect of changes in accounting principles and the gains on sales of securities.

----------------------------------

Net Interest Income:
--------------------

Net interest income totaled $80.6 million for the three months ended September 30, 2000, compared to $87.6 million for the three months ended September 30, 1999, a decrease of approximately $7.0 million, or 8.1%. The interest rate spread was 2.30% at September 30, 2000 compared to 2.74% at September 30, 1999, a decrease of 44 basis points. During the three months ended September 30, 2000 and 1999, interest rate spreads were 2.45% and 2.89%, respectively, a decrease of 44 basis points; and the net yield on interest-earning assets was 2.49% and 2.93%, also a decrease of 44 basis points.

Net interest income decreased for the three months ended September 30, 2000 compared to 1999 due to the compression of the interest rate spreads from the interest rate increases by the Federal Reserve over the past year. The interest rate spread decreased 44 basis points due primarily to a 76 basis point increase in costing liabilities as a result of (i) the rise in short-term interest rates comparing the respective quarters and (ii) the liability sensitive balance sheet of the Corporation. Total interest expense increased $35.2 million comparing the three months ended September 30, 2000 to 1999 due to the higher costs of funds and a net increase of $937.2 million in average interest-bearing liabilities. Total interest income increased $28.2 million over the same period with a net increase of $959.6 million in average interest-earning assets. The increase in these average balances are due to growth in the loan portfolio, primarily residential mortgage loans and higher-yielding commercial and construction loans. The consumer loan portfolio also experienced moderate growth. The loan growth was funded primarily with FHLB advances. The average balance of advances from the FHLB and the weighted average rate paid on these advances increased $1.2 billion and 90 basis points, respectively, comparing the quarter ended September 30, 2000 to 1999.

The Corporation's interest income will come under further pressure if interest rates were to continue to rise. A continued rise in interest rates may erode the Corporation's interest-earning assets at the same time that costs of funds are increasing. The future trend in interest rate spreads and net interest income will be dependent upon such factors as the composition and size of the Corporation's interest-earning assets and interest-bearing liabilities, the interest rate risk exposure of the Corporation and the maturity and repricing activity of interest-sensitive assets and liabilities, as influenced by changes in and levels of both short-term and long-term market interest rates.

The following table presents certain information concerning yields earned on interest-earning assets and rates paid on interest-bearing liabilities during and at the end of each of the periods presented:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                For the Three
                                                                                Months Ended                            At
                                                                                September 30,                     September 30,
                                                                            ---------------------             --------------------
                                                                            2000             1999             2000           1999
----------------------------------------------------------------------------------------------------------------------------------
Weighted average yield on:
   Loans and leases                                                         7.91%            7.71%            7.95%          7.70%
   Mortgage-backed securities                                               6.75             6.29             6.75           6.34
   Investments                                                              7.69             6.79             7.14           6.62
----------------------------------------------------------------------------------------------------------------------------------
      Interest-earning assets                                               7.78             7.46             7.76           7.43
----------------------------------------------------------------------------------------------------------------------------------
Weighted average rate paid on:
   Savings deposits                                                         3.50             2.94             3.56           2.96
   Other time deposits                                                      5.81             5.13             5.94           5.29
   Advances from FHLB                                                       5.97             5.07             6.12           5.15
   Securities sold under agreements
      to repurchase                                                         4.99             5.72             4.91           5.73
   Other borrowings                                                         7.91             7.41             8.70           7.71
----------------------------------------------------------------------------------------------------------------------------------
      Interest-bearing liabilities                                          5.33             4.57             5.46           4.69
----------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                        2.45%            2.89%            2.30%          2.74%
----------------------------------------------------------------------------------------------------------------------------------
Net annualized yield on
   interest-earning assets                                                  2.49%            2.93%            2.42%          2.86%
----------------------------------------------------------------------------------------------------------------------------------

--------------------------------

The following table presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, and average yields and rates during the three months ended September 30, 2000. This table includes nonaccruing loans averaging $68.0 million for the three months ended September 30, 2000, as interest-earning assets at a yield of zero percent:

---------------------------------------------------------------------------------------------------------------------------
                                                                                          Three Months Ended
                                                                                          September 30, 2000
                                                                        ---------------------------------------------------
                                                                                                                 Annualized
                                                                          Average                                  Yield/
                                                                          Balance               Interest            Rate
---------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans and leases                                                     $10,529,317              $208,506           7.91%
   Mortgage-backed securities                                             1,236,650                20,871           6.75
   Investments                                                            1,161,952                22,338           7.69
---------------------------------------------------------------------------------------------------------------------------
      Interest-earning assets                                            12,927,919               251,715           7.78
---------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings deposits                                                       3,133,409                27,674           3.50
   Other time deposits                                                    4,209,490                61,613           5.81
   Advances from FHLB                                                     5,120,140                78,091           5.97
   Securities sold under
      agreements to repurchase                                               29,095                   371           4.99
   Other borrowings                                                         172,604                 3,413           7.91
---------------------------------------------------------------------------------------------------------------------------
      Interest-bearing liabilities                                       12,664,738               171,162           5.33
---------------------------------------------------------------------------------------------------------------------------
Net earnings balance                                                    $   263,181
                                                                        ===========

Net interest income                                                                              $ 80,553
                                                                                                 ========

Interest rate spread                                                                                                2.45%
---------------------------------------------------------------------------------------------------------------------------
Net annualized yield on
   interest-earnings assets                                                                                         2.49%
---------------------------------------------------------------------------------------------------------------------------

--------------------------------

The following table presents the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities, and the amount of change in each attributable to: (i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The net change attributable to change in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table demonstrates the effect of the increased volume of interest-earning assets and interest-bearing liabilities, the changes in interest rates and the effect on the interest rate spreads previously discussed:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Three Months Ended
                                                                                                September 30, 2000 Compared
                                                                                                    to September 30, 1999
                                                                                            -------------------------------------
                                                                                                 Increase (Decrease) Due to
---------------------------------------------------------------------------------------------------------------------------------
                                                                                            Volume           Rate           Net
---------------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans and leases                                                                         $21,401       $  4,967        $26,368
   Mortgage-backed securities                                                                  (992)         1,442            450
   Investments                                                                               (1,312)         2,672          1,360
---------------------------------------------------------------------------------------------------------------------------------
      Interest income                                                                        19,097          9,081         28,178
---------------------------------------------------------------------------------------------------------------------------------
Interest expense:
   Savings deposits                                                                           1,099          3,365          4,464
   Other time deposits                                                                       (2,196)         7,268          5,072
   Advances from FHLB                                                                        17,892          9,887         27,779
   Securities sold under agreements to repurchase                                            (1,291)          (212)        (1,503)
   Other borrowings                                                                            (836)           256           (580)
---------------------------------------------------------------------------------------------------------------------------------
      Interest expense                                                                       14,668         20,564         35,232
---------------------------------------------------------------------------------------------------------------------------------
Effect on net interest income                                                               $ 4,429       $(11,483)       $(7,054)
---------------------------------------------------------------------------------------------------------------------------------

Provision for Loan and Lease Losses and Real Estate Operations:
---------------------------------------------------------------

The Corporation recorded loan and lease loss provisions totaling $12.6 million and $3.3 million, respectively, for the three months ended September 30, 2000 and 1999. Net loans and leases charged-off totaled $9.6 million for the three months ended September 30, 2000, compared to $3.2 million for the three months ended September 30, 1999. The net charge-offs are higher for the current quarter due to charge-offs totaling $5.6 million for the leasing portfolio and $1.7 million relating to a commercial office building in Topeka, Kansas. A substantial portion of the Corporation's leasing portfolio is anticipated to be sold by December 31, 2000. The allowance for loan and lease losses is based upon management's continuous evaluation of the collectibility of outstanding loans and leases, which takes into consideration such factors as changes in the composition of the loan and lease portfolios and economic conditions that may affect the borrower's ability to pay, regular examinations by the Corporation's credit review group of specific problem loans and leases and of the overall portfolio quality and real estate market conditions in the Corporation's lending areas. The allowance for credit losses totaled $73.5 million at September 30, 2000, or 108.4% of total nonperforming loan and leases, compared to $70.6 million, or 108.5% at June 30, 2000.

The Corporation recorded net losses from real estate operations totaling $898,000 and $224,000 for the three months ended September 30, 2000 and 1999. Real estate operations reflect provisions for real estate losses, net real estate operating activity, and gains and losses on dispositions of real estate. The net increase in the losses for real estate operations for the three months ended September 30, 2000 compared to 1999 is due primarily to increases in the provisions for real estate losses of $434,000 and in additional operating expenses from the foreclosure of two Kansas hotels in the fourth quarter of fiscal year 2000.

Management of the Corporation believes that the present levels of allowances for loan losses are adequate to reflect the risks inherent in its portfolios. However, there can be no assurance that the Corporation will not experience increases in its nonperforming assets, that it will not increase the level of its allowances in the future or that significant provisions for losses will not be required based on factors such as deterioration in market conditions, changes in borrowers' financial conditions, delinquencies and defaults.

---------------------------------------------------------------------------

Nonperforming assets are monitored on a regular basis by the Corporation's internal credit review and problem asset groups. Nonperforming assets as of the dates indicated are summarized as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                                                            September 30,             June 30,
                                                                                                 2000                   2000
------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans and leases:
   Residential real estate loans                                                               $ 55,538               $ 48,996
   Commercial real estate loans                                                                   3,463                  2,550
   Consumer loans                                                                                 5,318                  5,119
   Leases and other loans                                                                         3,493                  8,347
------------------------------------------------------------------------------------------------------------------------------
       Total                                                                                     67,812                 65,012
------------------------------------------------------------------------------------------------------------------------------

Real estate:
   Commercial                                                                                    14,598                 12,862
   Residential                                                                                   17,084                 16,803
------------------------------------------------------------------------------------------------------------------------------
       Total                                                                                     31,682                 29,665
------------------------------------------------------------------------------------------------------------------------------

Troubled debt restructurings:
   Commercial                                                                                     4,932                  5,259
   Residential                                                                                      152                    172
------------------------------------------------------------------------------------------------------------------------------
       Total                                                                                      5,084                  5,431
------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                                     $104,578               $100,108
------------------------------------------------------------------------------------------------------------------------------

Nonperforming loans and leases to total loans and leases                                            .63%                   .61%
Nonperforming assets to total assets                                                                .75%                   .73%
------------------------------------------------------------------------------------------------------------------------------

Total allowance for loan and lease losses (1)                                                  $ 73,510               $ 70,556
------------------------------------------------------------------------------------------------------------------------------

Allowance for loan and lease losses to total loans and leases                                       .68%                   .66%
Allowance for loan and lease losses to total nonperforming assets                                 70.29%                 70.48%
------------------------------------------------------------------------------------------------------------------------------

(1) Includes $1,280,000 and $59,000 at September 30, 2000 and June 30, 2000,
    respectively, in general allowance for losses established primarily to cover risks associated with borrowers' delinquencies and defaults on loans and leases held for sale.

---------------------------------------------------------------------------

Nonperforming loans and leases at September 30, 2000, increased by $2.8 million compared to June 30, 2000, primarily due to net increases in delinquent residential loans partially offset by decreases in leases. The $4.9 million net decrease in leases and other loans reflects the Corporation's write-down of the leasing portfolio to fair value in classifying this portfolio to held for sale during the current quarter. The net increase in real estate of $2.0 million at September 30, 2000, compared to June 30, 2000, is due primarily to the foreclosure of a commercial office building in Topeka, Kansas for $1.7 million.

The ratio of nonperforming loans and leases to total loans and leases, the ratio of nonperforming assets to total assets, the percentage of allowance for loan and lease losses to total loans and leases and the allowance for loan and lease losses to total nonperforming assets remained relatively stable at September 30, 2000 compared to June 30, 2000.

Loan Servicing Fees:
--------------------

Loan servicing fees totaled $6.0 million for both three month periods ended September 30, 2000 and 1999. The amount of revenue generated from loan servicing fees, and changes in comparing periods, is primarily due to the average size of the Corporation's portfolio of mortgage loans serviced for other institutions and the level of rates for service fees collected partially offset by the amortization expense of mortgage servicing rights. The loan servicing fees category also includes fees collected for late loan payments. During the three months ended September 30, 2000, service fees and late charges totaled $8.1 million compared to $8.9 million for the three months ended September 30, 1999. This decrease was due to both a lower average balance of mortgage loans serviced and a lower level of service fee rates comparing the respective periods. Amortization expense of mortgage servicing rights totaled $2.1 million and $2.9 million, respectively, for the three months ended September 30, 2000 and 1999. This decrease reflects a reduction in prepayments due to the higher interest rate environment comparing the respective periods. The amount of amortization expense of mortgage servicing rights is determined, in part, by mortgage loan pay-downs in the servicing portfolio that are influenced by changes in interest rates. At September 30, 2000 and 1999, the Corporation's portfolio of mortgage loans serviced for other institutions approximated $7.370 billion and $7.290 billion, respectively.

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

Retail Fees and Charges:
------------------------

Retail fees and charges totaled $12.7 million for the three months ended September 30, 2000, compared to $9.7 million for the three months ended September 30, 1999. Increases in certain checking account fees and related ancillary fees for overdraft and insufficient funds charges and VISA debit card fees are all attributable for the increase over the September 30, 1999, quarter.

Loss on Sales of Loans:
-----------------------

The Corporation sold loans to third parties through its mortgage banking operations resulting in net pre-tax losses of $93,000 for the three months ended September 30, 2000, compared to net losses of $122,000 for the three months ended September 30, 1999. Loans sold totaled $319.4 million for the three months ended September 30, 2000, compared to $159.2 million for the three months ended September 30, 1999. Mortgage loans are generally sold in the secondary market with loan servicing retained and without recourse to the Corporation.

Gain on Sales of Securities:
----------------------------

During the three months ended September 30, 2000, the Corporation realized pre-tax gains on the sales of investment and mortgage-backed securities totaling $5.5 million. These gains were the result of the Corporation selling all of its securities in the trading portfolio during the three months ended September 30, 2000. Effective July 1, 2000, the Corporation adopted the provisions of SFAS No. 133 and, under provisions of this statement, the Corporation transferred $561.2 million of its held-to-maturity portfolio of investment and mortgage-backed securities to the trading portfolio. The fair value adjustment of these transferred securities resulted in a pre-tax loss of $37.2 million ($24.2 million after-tax) recorded against current operations as of July 1, 2000, as a cumulative adjustment of a change in accounting principle, net of income tax benefits. During the three months ended September 30, 2000, the Corporation sold all of its investment securities and mortgage-backed securities classified as trading totaling $391.4 million and $165.2 million, respectively. During the three months ended September 30, 1999, there were no sales of securities classified as available for sale. A net gain of $82,000 was also recorded during the three months ended September 30, 2000, resulting primarily from the changes in fair value of the Corporation's interest rate floor agreements, forward loan sales commitments, conforming loan commitments and in certain interest rate swap agreements.

Other Operating Income:
-----------------------

Other operating income totaled $6.9 million for the three months ended September 30, 2000, compared to $6.4 million for the three months ended September 30, 1999. The major components of other operating income are brokerage commissions, credit life and disability commissions and insurance commissions. The net increase for the three months ended September 30, 2000, compared to the prior year period is primarily attributable to increased revenue from various consumer loan fees and rental income.

General and Administrative Expenses:
------------------------------------

Total general and administrative expenses approximated $83.4 million for the three months ended September 30, 2000, compared to $61.3 million for the three months ended September 30, 1999. Excluding charges for exit costs and termination benefits, general and administrative expenses totaled $60.4 million for the three months ended September 30, 2000, a net decrease of $837,000 from the prior year quarter. This net decrease is primarily due to a lower number of full-time equivalent employees comparing the respective periods, a rate reduction in the assessment for SAIF-insured deposits and lower item processing costs compared to the prior year period. The exit costs and termination benefits totaling $23.0 million for the quarter ended September 30, 2000, were the result of the implementation to date of several of the key strategic initiatives announced August 2000 ($25.5 million) partially offset by net gains on the sales of branch deposits, loans and fixed assets and other adjustments from November 1999 branch sales and closings ($2.5 million). Additional exit costs and termination benefits will be incurred in future periods. See Note C "Exit Costs and Termination Benefits" to the Notes Consolidated Financial Statements for additional information on these net charges.

Amortization of Intangible Assets:
----------------------------------

Amortization of intangible assets totaled $4.1 million for the three months ended September 30, 2000, compared to $4.6 million for the three months ended September 30, 1999. The net decrease in amortization expense is due to the finalization of a March 1999 acquisition for purchase accounting adjustments and the core value study. In addition, the amortization expense is lower due to core value of deposits amortized on an accelerated basis and from the write-off of a portion of intangible assets from the November 1999 branch sales and closings.

Provision for Income Taxes:
---------------------------

For the three months ended September 30, 2000, the provision for income taxes totaled $7.6 million compared to $14.0 million for the three months ended September 30, 1999. The effective income tax rates for the three months ended September 30, 2000 and 1999 were 72.0% and 34.8%, respectively. The effective tax rate of 72.0% is due to the nonrecurring charge for nondeductible goodwill totaling $12.6 million. Excluding the nonrecurring expenses, the effective tax rate is 33.7% for the current quarter and differs from the 35.0% statutory rate due primarily to tax exempt interest income, low income housing tax credits and increase in cash surrender value on life insurance.

Cumulative Effect of Changes in Accounting Principles:
------------------------------------------------------

Effective July 1, 2000, the Corporation adopted the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Corporation's interest rate floor agreements, forward loan sales commitments and conforming loan commitments do not qualify for hedge accounting. Since these derivatives do not qualify for hedge accounting, this statement requires that upon initial adoption, the fair values of these derivatives be recorded to operations. In addition, the adjustment to fair value on the transfer of securities from held-to-maturity to trading on July 1, 2000, resulted in a charge to operations. The effect of adopting the provisions of SFAS No. 133 on July 1, 2000, was to record a net charge to operations totaling $24.8 million, net of income tax benefits totaling $13.4 million, or $.44 per diluted share, as a cumulative effect of a change in accounting principle.

Effective July 1, 1999, the Corporation adopted the provisions of Statement of Position 98-5 "Reporting the Costs of Start-Up Activities". This statement requires that costs of start-up activities and organizational costs be expensed as incurred. Prior to the adoption of this statement, these costs were capitalized and amortized over periods ranging from five to 25 years. The effect of adopting the provisions of this statement was to record a charge of $1.8 million, net of an income tax benefit of $978,000, or $.03 per diluted share, as a cumulative effect of a change in accounting principle. These costs consist of organizational costs primarily associated with the creation of a real estate investment trust subsidiary and start-up costs of the proof of deposit department for processing customer transactions following the conversion of the Corporation's deposit system.

                     Item 3. QUANTITATIVE AND QUALITATIVE
                     ------------------------------------
                         DISCLOSURES ABOUT MARKET RISK
                         -----------------------------

Information as of September 30, 2000, concerning the Corporation's exposure to market risk, which has remained relatively unchanged from June 30, 2000, is incorporated by reference under Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Form 10-K for the Corporation's fiscal year ended June 30, 2000.

                          PART II. OTHER INFORMATION
                          --------------------------

Item 5. Other Information
        -----------------

        Effective August 14, 2000, the Corporation's fiscal year end was changed from June 30 to December 31. This change is effective for calendar year 2000. The Corporation's By-laws were amended to reflect this change. As a result of this change, the Corporation's next annual meeting of stockholders will be May 8, 2001.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a). Exhibits:

             Exhibit 27. Financial Data Schedules

        (b). Reports on Form 8-K:

        On August 18, 2000, the Corporation filed a Form 8-K regarding the approval on August 14, 2000, by the Board of Directors of a series of strategic initiatives aimed at improving the overall operations of the Corporation, a balance sheet restructuring and a new management structure. See Note C for additional information on these key strategic initiatives.

        In addition, the aforementioned Form 8-K disclosed the Board of Director's approval of the change in the Corporation's fiscal year end from June 30 to December 31.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      COMMERCIAL FEDERAL CORPORATION
                                      ------------------------------
                                      (Registrant)



Date:  November 14, 2000              /s/ David S. Fisher
       -----------------              -------------------
                                      David S. Fisher, Chief Financial Officer
                                      and Executive Vice President
                                      (Principal Financial Officer)



Date:  November 14, 2000              /s/ Gary L. Matter
       -----------------              ------------------
                                      Gary L. Matter, Senior Vice President,
                                      Controller and Secretary
                                      (Principal Accounting Officer)

                               INDEX TO EXHIBIT
                               ----------------




Exhibit 27. Financial Data Schedules (filed herewith)