Form 10-Q/A
period 2000-09-30
COMMERCIAL FEDERAL CORP
filed 2001-03-14
CIK 744778

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


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

                                  FORM 10-Q/A
                                  -----------

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
------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                                            Three Months Ended
                                                                                           September 30,
                                                                                     -----------------------
                                                                                       2000           1999
------------------------------------------------------------------------------------------------------------
Interest Income:
   Loans and leases receivable                                                       $208,506       $182,138
   Mortgage-backed securities                                                          20,871         20,421
   Investment securities                                                               22,338         20,978
------------------------------------------------------------------------------------------------------------
     Total interest income                                                            251,715        223,537

Interest Expense:
   Deposits                                                                            89,287         79,751
   Advances from Federal Home Loan Bank                                                78,091         50,312
   Securities sold under agreements to repurchase                                         371          1,874
   Other borrowings                                                                     3,413          3,993
------------------------------------------------------------------------------------------------------------
     Total interest expense                                                           171,162        135,930
Net Interest Income                                                                    80,553         87,607
Provision for Loan and Lease Losses                                                   (12,648)        (3,300)
------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan and Lease Losses                          67,905         84,307

Other Income (Loss):
   Loan servicing fees                                                                  5,987          6,039
   Retail fees and charges                                                             12,740          9,654
   Real estate operations                                                                (898)          (224)
   Loss on sales of loans                                                                 (93)          (122)
   Loss on sales of securities                                                         (3,184)            --
   Other operating income                                                               6,884          6,427
------------------------------------------------------------------------------------------------------------
     Total other income                                                                21,436         21,774
------------------------------------------------------------------------------------------------------------
Other Expense:
 General and administrative expenses -
  Compensation and benefits                                                            27,047         28,080
  Occupancy and equipment                                                               9,363         10,197
  Data processing                                                                       4,739          4,323
  Regulatory insurance and assessments                                                    851          1,446
  Advertising                                                                           3,521          3,545
  Other operating expenses                                                             14,900         13,667
  Exit costs and termination benefits                                                  22,968             --
------------------------------------------------------------------------------------------------------------
            Total general and administrative expenses                                  83,389         61,258
    Amortization of intangible assets                                                   4,076          4,633
------------------------------------------------------------------------------------------------------------
            Total other expense                                                        87,465         65,891
------------------------------------------------------------------------------------------------------------
Income Before Income Taxes and Cumulative Effect of Changes
  in Accounting Principles                                                              1,876         40,190
Provision for Income Taxes                                                              4,577         13,976
------------------------------------------------------------------------------------------------------------
Income (Loss) Before Cumulative Effect of Changes in Accounting Principles             (2,701)         26,214
Cumulative Effect of Changes in
 Accounting Principles, Net of Tax Benefits                                           (19,125)        (1,776)
------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                                    $(21,826)      $ 24,438
------------------------------------------------------------------------------------------------------------

                        COMMERCIAL FEDERAL CORPORATION
               CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                                                Three Months Ended
                                                                                                September 30,
                                                                                        --------------------------
                                                                                            2000            1999
------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares
     Outstanding Used in Basic Earnings Per Share Calculation                            55,454,067     59,497,331
Add Assumed Exercise of Outstanding Stock Options
     as Adjustments for Dilutive Securities                                                     --        363,545
------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares
     Outstanding Used in Diluted Earnings Per Share Calculation                          55,454,067     59,860,876
------------------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Common Share:
      Income (loss) before cumulative effect of changes in accounting principles        $      (.04)   $       .44
      Cumulative effect of changes in accounting principles, net                               (.35)          (.03)
                                                                                        -----------    -----------
      Net income (loss)                                                                 $      (.39)   $       .41
                                                                                        ===========    ===========

------------------------------------------------------------------------------------------------------------------

Diluted Earnings (Loss) Per Common Share:
     Income (loss) before cumulative effect of changes in accounting principles         $      (.04)   $       .44
     Cumulative effect of changes in accounting principles, net                                (.35)          (.03)
                                                                                        -----------    -----------
     Net income (loss)                                                                  $      (.39)   $       .41
                                                                                        ===========    ===========

------------------------------------------------------------------------------------------------------------------
Dividends Declared Per Common Share                                                     $       .07    $      .065
------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
             CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)

----------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                           Three Months Ended
                                                                                    September 30,
                                                                                --------------------
                                                                                   2000        1999
----------------------------------------------------------------------------------------------------
Net Income (Loss)                                                               $(21,826)    $24,438

Other Comprehensive Income (Loss):
    Unrealized losses on securities available for sale                           (33,367)     (8,017)
    Fair value adjustment on interest rate swap agreements                       (28,263)         --
    Net loss on securities included in operations                                  3,266          --
    Unrealized loss on excess servicing                                              223          --
----------------------------------------------------------------------------------------------------

Other Comprehensive Loss Before Income Tax Benefit                               (58,141)     (8,017)
Income Tax Benefit                                                                20,349       2,806
----------------------------------------------------------------------------------------------------
Other Comprehensive Loss                                                         (37,792)     (5,211)
----------------------------------------------------------------------------------------------------

Comprehensive Income (Loss)                                                     $(59,618)    $19,227
----------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        COMMERCIAL FEDERAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

----------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                                Three Months Ended
                                                                                                         September 30,
                                                                                                 ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                                 2000            1999
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                                 $ (21,826)       $  24,438
Adjustments to reconcile net income to net cash
    provided  by operating activities:
   Cumulative effect of changes in accounting principles, net                                        19,125            1,776
       Amortization of intangible assets                                                              4,076            4,633
       Provision for losses on loans and leases and real estate                                      13,168            3,380
       Depreciation and amortization                                                                  4,922            5,323
       Amortization of deferred discounts and fees, net                                                 747              664
       Amortization of mortgage servicing rights                                                      2,094            2,928
       Amortization of deferred compensation on restricted
            stock and deferred compensation plans and premiums on other borrowings                      129              274
       Gain on sales of real estate and loans, net                                                      (98)            (104)
       Loss on sales of securities                                                                    3,266               --
       Gain on sales of branches                                                                     (2,516)              --
       Proceeds from sales of mortgage-backed securities - trading                                   65,596               --
       Proceeds from sales of investment securities - trading                                       339,123               --
       Stock dividends from Federal Home Loan Bank                                                       --           (3,283)
       Proceeds from sales of loans                                                                 319,349          159,101
       Origination of loans for resale                                                              (85,088)          (3,924)
       Purchases of loans for resale                                                               (234,851)         (86,410)
       Decrease in interest receivable                                                                1,154              264
       Increase in interest payable and other liabilities                                            60,550           32,429
       Other items, net                                                                             (30,881)         (45,967)
                                                                                                  ---------        ---------
           Total adjustments                                                                        479,865           71,084
                                                                                                  ---------        ---------
              Net cash provided by operating activities                                             458,039           95,522
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
----------------------------------------------------------------------------------------------------------------------------
Purchases of loans                                                                                 (230,729)        (538,302)
Repayment of loans, net of originations                                                              49,819          157,201
Proceeds from sales of mortgage-backed securities available for sale                                 92,301               --
Principal repayments of mortgage-backed securities available for sale                                52,180           12,320
Purchases of mortgage-backed securities available for sale                                         (267,405)              --
Principal repayments of mortgage-backed securities held to maturity                                      --           75,472
Purchases of mortgage-backed securities held to maturity                                                 --         (149,138)
Proceeds from sales of investment securities available for sale                                      27,597               --
Maturities and repayments of investment securities available for sale                                 8,103            6,731
Purchases of investment securities available for sale                                               (29,886)              --
Maturities and repayments of investment securities held to maturity                                     277           22,479
Purchases of investment securities held to maturity                                                      --          (96,520)
Purchases of mortgage loan servicing rights                                                          (3,808)          (1,627)
Purchases of Federal Home Loan Bank stock                                                            (8,198)         (18,699)
Proceeds from sales of Federal Home Loan Bank stock                                                      --               --
Proceeds from sales of real estate                                                                    4,540            3,251
Payments to acquire real estate                                                                        (224)              (1)
Purchases of premises and equipment, net                                                             (1,438)          (2,842)
Other items, net                                                                                     (1,568)           5,016
                                                                                                  ---------        ---------
              Net cash used by investing activities                                                (308,439)        (524,659)
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
--------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
--------------------------------------------------------------------------------------------------------
Cash paid (received) during the period for:
   Interest expense                                                          $  164,681         138,500
   Income taxes, net                                                            (14,997)        (15,573)
Non-cash investing and financing activities:
   Securities transferred from held-to-maturity to trading                      432,596              --
   Securities transferred from held-to-maturity to available for sale         1,318,599              --
   Loans exchanged for mortgage-backed securities                                 2,494              --
   Loans transferred to real estate                                               4,832          11,503
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

B.  ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES:
    -------------------------------------------------
Effective July 1, 2000, the Corporation adopted the provisions of Statement of Financial Accounting No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 required the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. Changes in the fair values of those derivatives are reported in current operations or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS No. 133, the method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must have been established at the inception of the hedge.

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

The interest rate swap agreements are used to synthetically extend the maturities of certain deposits for asset liability management and interest rate risk management purposes. Since the swap agreements qualify as a cash flow hedge under SFAS No. 133, the fair value of these agreements totaling $8,686,000 was recorded as a credit to other comprehensive income in stockholders' equity at July 1, 2000, net of income taxes of $3,238,000, or $5,448,000 after-tax. Future changes in fair value on these interest rate swap agreements will be adjusted through other comprehensive income as long as the cash flow hedge requirements are met.

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

     -------------------------------------------------------------

Under the provisions of SFAS No. 133, on July 1, 2000, the Corporation transferred substantially all of its securities from the held-to-maturity portfolio to the available-for-sale and trading portfolios as follows:

                                                        Securities Transferred
                                                  ----------------------------------
                                                  Available
                                                   for sale      Trading     Total         Total
                                                   (at Fair     (at Fair     Fair          Book        Pre-tax
           Security                                 Value        Value)      Value         Value        Loss
---------------------------------------------------------------------------------------------------------------
Investment securities                           $  491,865    $  336,651   $  828,516   $  893,419   $  (64,903)
Mortgage-backed securities                         767,542        67,510      835,052      857,776      (22,724)
---------------------------------------------------------------------------------------------------------------
                                                $1,259,407    $  404,161   $1,663,568    $1,751,195  $  (87,627)
---------------------------------------------------------------------------------------------------------------

As of July 1, 2000, the transfer of the securities had the following effect on earnings and other comprehensive income (loss):


-----------------------------------------------------------------------------------------------
                                                                    Adjustment
                                                Adjustment           to Other
                                                    to             Comprehensive      Total
                                                Operations         Income (Loss)   Adjustments
-----------------------------------------------------------------------------------------------
Pre-tax loss on securities                     $   (28,435)        $   (59,192)    $  (87,627)
Income tax benefit                                   9,952              22,984         32,936
-----------------------------------------------------------------------------------------------
Net loss                                       $   (18,483)        $   (36,208)    $  (54,691)
-----------------------------------------------------------------------------------------------

Adopting the provisions of SFAS No. 133 on July 1, 2000, which included the transfer of securities and recording the fair value of the derivative instruments, had the following effect on earnings and other comprehensive income (loss):

-----------------------------------------------------------------------------------------------------------------
                                                                                Pre-tax                  Net
                                                                                  Gain      Income       Gain
                                                                                 (Loss)      Taxes      (Loss)
-----------------------------------------------------------------------------------------------------------------
Recorded to current operations as a cumulative
  adjustment of a change in accounting principle:
    Transfer of securities from held-to-maturity to trading                     $(28,435)   $ 9,952    $(18,483)
    Fair value of interest rate floor agreements                                    (316)       114        (202)
    Fair value of forward loan sales commitments                                  (1,420)       510        (910)
    Fair value of conforming loan commitments                                        734       (264)        470
-----------------------------------------------------------------------------------------------------------------
                                                                                $(29,437)   $10,312    $(19,125)
-----------------------------------------------------------------------------------------------------------------
Recorded as a net loss to other comprehensive income
  (loss) in total stockholders' equity:
    Transfer of securities from held-to-maturity
    to available for sale                                                       $(59,192)   $22,984    $(36,208)
    Fair value of interest rate swap agreements                                    8,686     (3,238)      5,448
-----------------------------------------------------------------------------------------------------------------
                                                                                $(50,506)   $19,746    $(30,760)
-----------------------------------------------------------------------------------------------------------------

All of the securities in the trading portfolio were sold during the three months ended September 30, 2000. Future change in fair value in the remaining available-for-sale portfolio will be adjusted through other comprehensive income (loss).

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

Effective July 1, 2000, the Corporation transferred approximately $1.8 billion of held-to-maturity securities to the trading and available for sale portfolios. The transfer of these securities resulted in a loss of approximately $18,483,000 recorded against current operation on July 1, 2000, as a cumulative adjustment of a change in accounting principle, net of income tax benefits. During the three months ended September 30, 2000, the Corporation sold investment securities and mortgage-backed securities totaling $556,318,000 resulting in a pre-tax loss of $3,266,000. Management anticipates to sell approximately
$2.0 billion to $2.6 billion in investments and mortgage loans by December
31, 2000.

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

D.   CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES:
     ------------------------------------------------------

As explained in Note B, the Corporation adopted the provisions of SFAS No. 133 on July 1, 2000. The Corporation's interest rate floor agreements, forward loan sales commitments and conforming loan commitments did not qualify for hedge accounting so their fair value adjustments were recorded as a charge to operations on July 1, 2000, as a cumulative effect of a change in accounting principle. In addition, as required by this statement, the adjustment to fair value on the transfer of the securities from held-to-maturity to trading on July 1, 2000, was also recorded as a charge to operations as a cumulative effect of a change in accounting principle. The effect of adopting the provisions of SFAS No. 133 was to record a net charge to operations totaling $19,125,000, net of income tax benefits totaling $10,312,000, or $.35 per diluted share, as a cumulative effect of a change in accounting principle for the three months ended September 30, 2000.

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
                                                   Banking     Banking    Company     Adjustments        Total
-----------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 2000:
Net interest income (loss)                         $ 73,642    $ 3,616    $(3,644)        $  6,939       $ 80,553
Provision for loan and
    lease losses                                     12,402        246          --              --         12,648
Non-interest income                                  17,727     12,792     (19,214)         10,131         21,436
Total other expense                                  80,403      6,875         217             (30)        87,465
Net income (loss)                                   (22,394)     5,294     (21,826)         17,100        (21,826)

Total revenue                                       260,664     16,408     (19,095)         15,174        273,151
Intersegment revenue                                  5,295      6,387     (19,643)          7,961             --
-----------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 1999:
Net interest income (loss)                         $ 80,738    $ 4,721    $(3,485)        $  5,633       $ 87,607
Provision for loan and
    lease losses                                      2,723        577          --              --          3,300
Non-interest income                                  23,564     11,588      26,910         (40,288)        21,774
Total other expense                                  58,624      7,011         288             (32)        65,891
Net income                                           28,587      6,036      24,438         (34,623)        24,438

Total revenue                                       238,729     16,314      26,910         (36,642)       245,311
Intersegment revenue  (loss)                         11,988       (471)     26,927         (38,444)            --
-----------------------------------------------------------------------------------------------------------------

I.  EARNINGS (LOSS) PER COMMON SHARE:
    ---------------------------------

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (1) were exercised or converted into common stock or (2) resulted in the issuance of common stock that then shared in the earnings or loss of the entity. The conversion of stock options during the three months ended
September 30, 2000, in which the Corporation incurred a loss before cumulative effect of change in accounting principle, is not assumed since the effect is anti-dilutive.


J.  CURRENT ACCOUNTING PRONOUNCEMENTS:
    ----------------------------------

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

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
----------------------------------------------------

Effective July 1, 2000, the Corporation adopted the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Corporation's interest rate floor agreements, forward loan sales commitments and conforming loan commitments do not qualify for hedge accounting. Since these derivatives do not qualify for hedge accounting, this statement requires that upon initial adoption, the fair values of these derivatives be recorded to operations. In addition, the adjustment to fair value on the transfer of securities from held-to-maturity to trading on July 1, 2000, resulted in a charge to operations. The effect of adopting the provisions of SFAS No. 133 on July 1, 2000, was to record a net charge to operations totaling $19.1 million, net of income tax benefits totaling $10.3 million, or $.35 per diluted share, as a cumulative effect of a change in accounting principle.


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

--------------------------------------------

The Corporation's primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the Federal Home Loan Bank ("FHLB") and (iv) cash generated from operations. As reflected in the Consolidated Statement of Cash Flows, net cash flows provided by operating activities totaled $458.0 million and $95.5 million, respectively, for the three months ended September 30, 2000 and 1999. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans. Certain amounts from operating activities for the three months ended September 30, 2000, reflect the beginning of the balance sheet restructuring announced in August 2000. Effective July 1, 2000, the Corporation transferred approximately $1.8 billion of held-to-sale securities to the trading and available for sale portfolios. During the three months ended September 30, 2000, the Corporation sold investment and mortgage-backed securities totaling $556.3 million resulting in a pre-tax loss of $3.3 million. Management anticipates to sell approximately $2.0 billion to $2.6 billion in low-yielding and higher-risk investments and residential mortgage loans by December 31, 2000, resulting in a total pre-tax charge to operations in the range of $105 million to $125 million. The proceeds from this disposition are expected to be used to reduce high-cost borrowings by up to $1.2 billion, to repurchase additional shares of the Corporation's common stock and the remainder reinvested in lower risk securities with a predictable income stream. Management also anticipates to sell a substantial portion of its leasing portfolio by December 31, 2000, resulting in a total pre-tax charge to operations of approximately $7.0 million.

Net cash flows used by investing activities totaled $308.4 million and $524.7 million, respectively, for the three months ended September 30, 2000 and 1999. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities and (ii) the purchase and origination of loans, mortgage-backed and investment securities.

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

RESULTS OF OPERATIONS:
----------------------

The net loss for the three months ended September 30, 2000, was $21.8 million, or $.39 per basic and diluted share, compared to net income of $24.4 million, or $.41 per basic and diluted share for the three months ended September 30, 1999. The net decrease in income comparing the respective quarters is primarily due to net increases of $17.3 million in the cumulative effect of changes in accounting principles and $21.6 million in total other expense and a net decrease of $16.4 million in net interest income after provision for loan and lease losses. These net decreases to income were partially offset by a net decrease of $9.4 million in provision for income taxes. The net increase in the cumulative effect of changes in accounting principles is the result of the adoption effective July 1, 2000, of SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." The net increase in total other expense includes $23.0 million in exit costs and termination benefits recorded in the three months ended
September 30, 2000.

For the three months ended September 30, 2000, operating earnings totaled $18.6 million ($.34 per diluted share) compared to $26.2 million ($.44 per diluted share) for the three months ended September 30, 1999. Operating earnings excludes the effect of exit costs and termination benefits, the cumulative effect of changes in accounting principles and the losses on sales of securities.

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

Loss on Sales of Securities:
----------------------------

During the three months ended September 30, 2000, the Corporation realized a pre-tax net loss on the sales of investment and mortgage-backed securities totaling $3.3 million. This net loss was the result of the Corporation selling securities totaling $556.3 million during the three months ended September 30, 2000. Effective July 1, 2000, the Corporation adopted the provisions of SFAS No. 133 and, under provisions of this statement, the Corporation transferred $432.6 million of its held-to-maturity portfolio of investment and mortgage-backed securities to the trading portfolio. The fair value adjustment of these transferred securities resulted in a pre-tax loss of $28.4 million ($18.5 million after-tax) recorded against current operations as of July 1, 2000, as a cumulative adjustment of a change in accounting principle, net of income tax benefits. During the three months ended September 30, 1999, there were no sales of securities classified as available for sale. A net gain of $82,000 was also recorded during the three months ended September 30, 2000, resulting primarily from the changes in fair value of the Corporation's interest rate floor agreements, forward loan sales commitments, conforming loan commitments and in certain interest rate swap agreements.

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

Provision for Income Taxes:
---------------------------

For the three months ended September 30, 2000, the provision for income taxes totaled $4.6 million compared to $14.0 million for the three months ended September 30, 1999. The effective income tax rates for the three months ended September 30, 2000 and 1999 were 244.0% and 34.8%, respectively. The disproportionate effective tax rate of 244.0% is so high primarily due to the nonrecurring charge for nondeductible goodwill totaling $12.6 million in relation to the low amount of income before taxes. Excluding this nonrecurring charge, the effective tax rate is 31.5% for the current quarter and differs from the 35.0% statutory rate due primarily to tax exempt interest income, low income housing tax credits and increase in cash surrender value on life insurance.

Cumulative Effect of Changes in Accounting Principles:
------------------------------------------------------

Effective July 1, 2000, the Corporation adopted the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Corporation's interest rate floor agreements, forward loan sales commitments and conforming loan commitments do not qualify for hedge accounting. Since these derivatives do not qualify for hedge accounting, this statement requires that upon initial adoption, the fair values of these derivatives be recorded to operations. In addition, the adjustment to fair value on the transfer of securities from held-to-maturity to trading on July 1, 2000, resulted in a charge to operations. The effect of adopting the provisions of SFAS No. 133 on July 1, 2000, was to record a net charge to operations totaling $19.1 million, net of income tax benefits totaling $10.3 million, or $.35 per diluted share, as a cumulative effect of a change in accounting principle.

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


                                      COMMERCIAL FEDERAL CORPORATION
                                      ------------------------------
                                      (Registrant)



Date:  March 14, 2001                 /s/ David S. Fisher
       --------------                 -------------------
                                      David S. Fisher, Chief Financial Officer
                                      and Executive Vice President
                                      (Principal Financial Officer)



Date:  March 14, 2001                 /s/ Gary L. Matter
       --------------                 ------------------
                                      Gary L. Matter, Senior Vice President,
                                      Controller and Secretary
                                      (Principal Accounting Officer)

                               INDEX TO EXHIBIT
                               ----------------




Exhibit 27. Financial Data Schedules (filed herewith)