Form 10-KT
period 2000-12-31
COMMERCIAL FEDERAL CORP
filed 2001-03-30
CIK 744778

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

(Mark One)
[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from July 1, 2000 to December 31, 2000

                        Commission file number: 1-11515

                               ----------------

                         COMMERCIAL FEDERAL CORPORATION
             (Exact name of registrant as specified in its charter)

           Nebraska                                47-0658852
 (State or other jurisdiction                   (I.R.S. Employer
              of                              Identification No.)
incorporation or organization)

                                                     68124
 2120 South 72nd Street, Omaha,                    (Zip Code)
            Nebraska
     (Address of principal
      executive offices)

       Registrant's telephone number, including area code: (402) 554-9200

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.01 Per            New York Stock Exchange
              Share               (Name of Each Exchange on Which Registered)
      (Title of Each Class)

        Securities registered pursuant to Section 12(g) of the Act: None

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the registrant's common stock as quoted on the New York Stock Exchange on March 19, 2001, was $923,283,152. As of March 19, 2001, there were issued and outstanding 51,940,303 shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders--
                                   Part III.

===============================================================================

                         COMMERCIAL FEDERAL CORPORATION

                                FORM 10-K INDEX

                                                                           Page
                                                                           No.
                                                                           ----
 PART I   Item 1.  Business.............................................     3

          Item 2.  Properties...........................................    44

          Item 3.  Legal Proceedings....................................    44

          Item 4.  Submission of Matters to a Vote of Security Holders..    44

 PART II  Item 5.  Market for Commercial Federal Corporation's Common
                     Equity and Related Stockholder Matters.............    45

          Item 6.  Selected Financial Data..............................    46

          Item 7.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................    48

          Item 7A. Quantitative and Qualitative Disclosures About Market
                     Risk...............................................    76

          Item 8.  Financial Statements and Supplementary Data..........    76

          Item 9.  Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure................   134

 PART III Item 10. Directors and Executive Officers of Commercial
                     Federal Corporation................................   134

          Item 11. Executive Compensation...............................   135

          Item 12. Security Ownership of Certain Beneficial Owners and
                     Management.........................................   135

          Item 13. Certain Relationships and Related Transactions.......   135

 PART IV  Item 14. Exhibits, Financial Statement Schedules, and Reports
                     on Form 8-K........................................   135

 SIGNATURES..............................................................  136

                                     PART I

ITEM 1. BUSINESS

Forward Looking Statements

   This document contains certain statements that are not historical fact but are forward-looking statements that involve inherent risks and uncertainties. Management cautions readers that a number of important factors could cause actual results to differ materially from those in the forward looking statements. Factors that might cause a difference include, but are not limited to: fluctuations in interest rates, inflation, the effect of regulatory or government legislative changes, expected cost savings and revenue growth not fully realized, the progress of strategic initiatives and whether realized within expected time frames, general economic conditions, adequacy of allowance for credit losses, costs or difficulties associated with restructuring initiatives, technology changes and competitive pressures in the geographic and business areas where Commercial Federal Corporation conducts its operations. These forward-looking statements are based on management's current expectations. Actual results in future periods may differ materially from those currently expected because of various risks and uncertainties.

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

   The assets of the Corporation, on an unconsolidated basis, substantially consist of 100% of the Bank's common stock. The Corporation has no significant independent source of income, and therefore depends almost exclusively on dividends from the Bank to meet its funding requirements. During the six month transition period ended December 31, 2000, the Corporation incurred interest expense on $50.0 million of subordinated extendible notes, $46.4 million of junior subordinated deferrable interest debentures and $73.4 million on an unsecured term note and revolving line of credit. Interest is payable monthly on the subordinated extendible notes and quarterly on the junior subordinated deferrable interest debentures, the term note and the line of credit. Principal payments on the term note are paid quarterly. For additional information on the debt of the Corporation see Note 15 to the Consolidated Financial Statements that are filed under Item 8 of this Form 10-K Transition Report for the six months ended December 31, 2000 (the "Report").

   The Corporation has been repurchasing its common stock since April 1999. For the six months ended December 31, 2000, the Corporation purchased and cancelled 2,765,400 shares of its common stock at a cost of $49.0 million. Since the first repurchase was announced in April 1999, the Corporation purchased and canceled 8,038,900 shares of its common stock at a cost of $149.1 million. The Corporation also pays operating expenses primarily for shareholder and stock related expenditures such as the annual report, proxy, corporate filing fees and assessments and certain costs directly attributable to the holding company. In addition, common stock cash dividends totaling $7.6 million, or $.14 per common share ($.28 annualized per common share), were declared during the six months ended December 31, 2000.

   The Bank pays dividends to the Corporation on a periodic basis primarily to cover the amount of the principal and interest payments on the Corporation's debt, to fund the Corporation's common stock repurchases and to repay the Corporation for the common stock cash dividends paid to the Corporation's shareholders. During the six months ended December 31, 2000, the Corporation received cash dividends totaling $57.0 million from the Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")--Liquidity and Capital Resources" under Item 7 of this Report for additional information.

   The Bank operates as a federally chartered savings institution with deposits insured by the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF") both administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a community banking institution offering commercial and consumer banking, mortgage banking and investment services. Acquisitions in fiscal years 1999 and 1998 allowed the Bank to further expand its commercial and consumer banking services, commercial and agricultural loans and business checking. These acquisitions created new customer franchises in Missouri and expanded the Bank's franchises in Iowa, Colorado, Nebraska and Kansas. All loan origination activities are conducted through the Bank's branch office network, through the loan offices of Commercial Federal Mortgage Corporation ("CFMC"), its wholly-owned mortgage banking subsidiary, and through a nationwide correspondent network of mortgage loan originators. The Bank also provides insurance and securities brokerage and other retail financial services.

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

   At December 31, 2000, the Corporation had assets of $12.5 billion and stockholders' equity of $863.7 million, and operated 241 branches located in Iowa (63), Colorado (44), Nebraska (44), Kansas (37), Oklahoma (22), Missouri
(20), Arizona (7) and Minnesota (4). The Bank is one of the largest retail financial institutions in the Midwest and, based upon total assets at December 31, 2000, the Corporation was the 9th largest publicly-held thrift institution holding company in the United States. In addition, CFMC serviced a loan portfolio totaling $14.2 billion at December 31, 2000, with approximately $9.1 billion in loans serviced for third parties and $5.1 billion in loans serviced for the Bank. See "MD&A--General" under Item 7 of this Report.

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

Corporate Highlights

 Change in Year End

   On August 14, 2000, the Board of Directors approved a change in the Corporation's year end from June 30 to December 31. This change is effective for calendar year 2000. A December 31 year end allows the

Corporation to be aligned with the financial industry from a reporting perspective and will facilitate comparisons with industry norms. The By-laws were amended to reflect this change in fiscal year. References herein to fiscal year 2000 refer to the twelve month period ended June 30, 2000. References to the transition period refer to the six months ended December 31, 2000.

 Key Strategic Initiatives

   On August 14, 2000, the Board of Directors approved a series of strategic initiatives which included:

 . A complete balance sheet review including the disposition of $2.0 billion to $2.6 billion in low-yielding and higher risk investments and residential mortgage loans resulting in a pre-tax charge to earnings in the range of approximately $105 million to $125 million. The proceeds from this disposition are expected to be used to reduce high-cost borrowings by up to $1.0 billion, to repurchase additional shares of the Corporation's common stock with the remainder reinvested in lower risk securities with a predictable income stream.

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

   Over recent months, there have been a number of changes in key management positions. These changes have led to a review of the Corporation's strategy, and the subsequent restructuring of its business to be more profitable, with less risk and structured more like a commercial bank. The Board of Directors approved this series of key strategic initiatives with the goal of executing the enhanced commercial banking philosophy of improving the overall operations of the Corporation, strengthening earnings and enhancing shareholder value. Implementation of these initiatives resulted in losses and charges totaling approximately $112.2 million, or $77.1 million after-tax ($1.41 per diluted share), for the six months ended December 31, 2000. Implementation of these actions transitions the Corporation into 2001 with improved operating margins, a more compact and stable balance sheet to generate future growth under all types of operating environments, improved operating efficiencies and a stronger management team. See "MD&A--Key Strategic Initiatives" under Item 7 of this Report for additional information.

 Accounting for Derivative Instruments and Hedging Activities

   Effective July 1, 2000, the Corporation also adopted the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Since certain of the Corporation's derivatives do not qualify for hedge accounting, this statement requires that upon initial adoption, the fair values of these derivatives be recorded to operations. In addition, the adjustment to fair value on the transfer of securities from held-to-maturity to trading on July 1, 2000, resulted in a charge to operations. Management incorporated the implementation of this accounting pronouncement into the restructuring of the Corporation's balance sheet. The effect of adopting the provisions of SFAS No. 133 was to record a net charge to operations totaling $19.1 million, net of income tax benefits of $10.3 million, or $.35 per diluted share, as a cumulative effect of a change in accounting principle. See "MD&A--Accounting for Derivative Instruments and Hedging Activities" under Item 7 of this Report and Note 3 to the Consolidated Financial Statements under Item 8 of this Report for additional information.

 Common Stock Repurchases

   During the six months ended December 31, 2000, the Corporation continued to repurchase its common stock. From July 1, 2000, through August 25, 2000, a total of 726,500 shares were repurchased for $12.3 million completing the Corporation's second authorization. On August 14, 2000, the Board of Directors authorized a third repurchase of up to 10% of the Corporation's outstanding common stock, or approximately 5,500,000 shares. This repurchase is authorized to be completed no later than February 2002. However, management anticipates to complete this repurchase by June 30, 2001. From August 28, 2000, through December 31, 2000, the Corporation purchased 2,038,900 shares of its common stock from this third authorization at a cost of $36.7 million.

 November 1999 Initiative Finalized

   In November 1999, the Corporation initiated the integration of the Corporation's new data processing system to support community-banking operations. This plan was aimed at decreasing expenses, increasing sustainable growth in revenues, and increasing productivity through the elimination of duplicate or inefficient functions. Major aspects of the plan included 21 branches to be sold or closed, the elimination of 121 positions and the consolidation of the correspondent loan servicing operations.

   During the six months ended December 31, 2000, 14 remaining branches were sold or closed. The Corporation realized a net gain totaling $2.5 million from the branches sold during the six months ended December 31, 2000. These gains were primarily from premiums realized on the sales of deposits, loans and fixed assets during the six months ended December 31, 2000.

 Supervisory Goodwill Lawsuit

   On September 12, 1994, the Bank and the Corporation commenced litigation against the United States in the United States Court of Federal Claims seeking to recover monetary relief for the government's refusal to honor certain contracts that it had entered into with the Bank. The suit alleges that such governmental action constitutes a breach of contract and an unlawful taking of property by the United States without just compensation or due process in violation of the Constitution of the United States. The Corporation and the Bank are pursuing alternative damage claims of up to approximately $230 million. The Bank also assumed a lawsuit in the merger with Mid Continent Bancshares, Inc. ("Mid Continent"), a fiscal year 1998 acquisition, against the United States also relating to a supervisory goodwill claim filed by the former company. The litigation status and process of these legal actions, as well as that of numerous actions brought by others alleging similar claims with respect to supervisory goodwill and regulatory capital credits, make the value of the claims asserted by the Bank (including the Mid Continent claim) uncertain as to their ultimate outcome, and contingent on a number of factors and future events which are beyond the control of the Bank, both as to substance, timing and the dollar amount of damages that may be awarded to the Bank and the Corporation if they finally prevail in this litigation.

 Regulatory Capital Compliance

   The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial position and results of operations. The regulations require the Bank to meet specific capital adequacy guidelines. Prompt corrective action provisions contained in the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") require specific capital ratios to be considered well-capitalized. At December 31, 2000, the Bank exceeded the minimum requirements for the well-capitalized category. As of December 31, 2000, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank's classification. See "Regulation--Regulatory Capital Requirements" and Note 19 to the Consolidated Financial Statements under Item 8 of this Report.

 Other Information

   Additional information concerning the general business of the Corporation during the six months ended December 31, 2000, is included in the following sections of this Report and under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under Item 8 "Notes to the Consolidated Financial Statements" of this Report. Additional information concerning the Bank's regulatory capital requirements and other regulations which affect the Corporation is included in the "Regulation" section of this Report.

Lending Activities

 General

   The Corporation's lending activities focus primarily on the origination of first mortgage loans for the purpose of financing or refinancing single-family residential properties, single-family residential construction loans, commercial real estate loans, consumer and home improvement loans. Consumer loans and commercial real estate loans have been emphasized during the six months ended December 31, 2000, and fiscal years 2000 and 1999. The origination activity of these loans has increased substantially over previous fiscal years. Management also plans to substantially increase the Corporation's commercial lending as part of the August 2000 initiatives. Residential construction lending has also increased over fiscal years 1999 and 1998. Residential loan origination activity, including activity through correspondents, was lower for fiscal year 2000 compared to fiscal years 1999 and 1998 due primarily to a larger volume of loan refinancing activity in prior years. See "Loan Activity."

   The functions of processing and servicing real estate loans, including responsibility for servicing the Corporation's loan portfolio, is conducted by CFMC, the Bank's wholly-owned mortgage banking subsidiary. The Corporation conducts loan origination activities primarily through its 241 branch office network to help increase the volume of single-family residential loan originations and take advantage of its extensive branch network. The Corporation's mortgage banking subsidiary has continued and will continue to originate real estate loans through the Corporation's branches, loan offices of CFMC and through its nationwide correspondent network.

   At December 31, 2000, the Corporation's total loan and mortgage-backed securities portfolio was $10.4 billion, representing 83.0% of its $12.5 billion of total assets. Mortgage-backed securities totaled $1.5 billion at December 31, 2000, representing 14.6% of the Corporation's total loan and mortgage-backed securities portfolio. The Corporation's total loan and mortgage-backed securities portfolio was secured primarily by real estate at December 31, 2000. Commercial real estate and land loans (collectively referred to as "income property loans") are secured by various types of commercial properties including office buildings, shopping centers, warehouses and other income producing properties. Commercial real estate lending increased during the six month transition period and is expected to be a growth area for the Corporation in the future. The Corporation's single-family residential construction lending activity is primarily attributable to operations in Las Vegas, Nevada, Florida and in its primary market areas. Multi-family residential loans consist of loans secured by various types of properties, including townhomes, condominiums and apartment projects with more than four dwelling units.

   The Corporation has continued to moderately expand the agricultural lending business line in the markets it serves. Agricultural lending began in fiscal year 1998 for the Corporation as a result of its 1998 acquisitions. The agricultural lending is primarily for equipment, land and production. At December 31, 2000, agricultural business and agricultural real estate loans totaled $158.3 million. Another line of business acquired from a 1998 acquisition is lease financing that consisted of the origination, servicing and securitization of commercial equipment leases. The type of acquired equipment leased consisted primarily of office equipment and commercial equipment. On December 31, 2000, the Corporation entered into a purchase agreement for the sale of a substantial portion of the leasing portfolio.

   The Corporation's primary area of loan production continues to be in the origination of loans secured by existing single-family residences. Adjustable-rate single-family residential loans are originated primarily for retention in the Corporation's loan portfolio to match more closely the repricing of the Corporation's interest-bearing liabilities as a result of changes in interest rates. Fixed-rate single-family residential loans are originated using underwriting guidelines, appraisals and documentation which are acceptable to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA") and the Federal National Mortgage Association ("FNMA") to facilitate the sale of such loans to such agencies in the secondary market. The Corporation also originates fixed-rate single-family residential loans using internal lending policies in accordance with what management believes are prudent underwriting standards but which may not strictly adhere to FHLMC, GNMA and FNMA guidelines. Fixed-rate single-family residential loans are originated or purchased for the Corporation's loan portfolio if such loans have characteristics which are consistent with the Corporation's asset and liability goals and long-term interest rate yield requirements. At December 31, 2000, fixed-rate single-family residential loans decreased $1.9 billion, to $2.3 billion compared to $4.2 billion at June 30, 2000. The adjustable-rate portfolio decreased to $3.0 billion at December 31, 2000 compared to $3.1 billion at June 30, 2000. The net decrease in residential loans is due to the sale of $2.3 billion of such loans during the six months ended December 31, 2000, including the sale of securitized residential loans totaling $1.6 billion resulting from the implementation of the August 2000 initiatives.

   In fiscal year 1998 the Corporation initiated commercial and multi-family real estate lending with these loans secured by properties located within the Corporation's primary market areas. This lending activity increased in the transition period and fiscal years 2000 and 1999. These loans, which are subject to prudent credit review and other underwriting standards and collection procedures, are expected to constitute a greater portion of the Corporation's lending business in the future.

   In addition to real estate loans, the Corporation originates consumer, home improvement, agricultural, commercial business and saving account loans through the Corporation's branch and loan office network and direct mail solicitation. Management intends to continue to increase its consumer loan origination activity with strict adherence to prudent underwriting and credit review procedures.

   Regulatory guidelines generally limit loans and extensions of credit to one borrower. At December 31, 2000, all loans were within the regulatory limitation of $221.8 million to one borrower.

Composition of Loan Portfolio

 The following table sets forth the composition of the Corporation's loan and mortgage-backed securities portfolios (including loans and leases held for sale and mortgage-backed securities available for sale) as of the dates indicated below. Other than as disclosed below, there were no concentrations of loans which exceeded 10% of total loans at December 31, 2000.

                                                                                        June 30,
                                        -----------------------------------------------------------------------------
                     December 31, 2000         2000                1999                1998               1997
                    ------------------- ------------------- ------------------- ------------------ ------------------
                      Amount    Percent   Amount    Percent   Amount    Percent   Amount   Percent   Amount   Percent
                    ----------- ------- ----------- ------- ----------- ------- ---------- ------- ---------- -------
                                                                   (Dollars in Thousands)
Loan Portfolio
--------------
Conventional real
 estate mortgage
 loans:
 Loans on existing
   properties--
  Single-family
   residential..... $ 5,015,369   47.0% $ 6,684,993   56.4% $ 6,268,958   57.8% $5,476,608   60.2% $5,142,629   57.7%
  Multi-family
   residential.....     232,203    2.2      193,711    1.6      182,510    1.7     169,860    1.9     156,127    1.8
  Land.............      32,558     .3       30,138     .3      105,504     .9      22,582     .2      62,944     .7
  Commercial real
   estate..........   1,138,038   10.7      985,008    8.3      756,412    7.0     494,325    5.4     499,575    5.6
                    -----------  -----  -----------  -----  -----------  -----  ----------  -----  ----------  -----
     Total.........   6,418,168   60.2    7,893,850   66.6    7,313,384   67.4   6,163,375   67.6   5,861,275   65.8
 Construction
  loans--
  Single-family
   residential.....     258,972    2.4      245,302    2.1      241,548    2.2     279,437    3.1     283,271    3.2
  Multi-family
   residential....      99,041     .9       51,845     .4       25,893     .2       2,979    --        6,320     .1
  Land.............     143,602    1.4      121,396    1.0          --     --        2,803    --       10,445     .1
  Commercial real
   estate...........     215,979    2.0      152,260    1.3       78,908     .8      40,479     .5      20,093     .2
                    -----------  -----  -----------  -----  -----------  -----  ----------  -----  ----------  -----
     Total.........     717,594    6.7      570,803    4.8      346,349    3.2     325,698    3.6     320,129    3.6
FHA and VA loans...     351,376    3.3      579,021    4.9      463,437    4.3     468,503    5.1     439,398    4.9
Mortgage-backed
 securities........   1,514,510   14.2    1,221,831   10.3    1,277,575   11.8   1,083,789   11.9   1,378,162   15.5
                    -----------  -----  -----------  -----  -----------  -----  ----------  -----  ----------  -----
     Total real
      estate loans.   9,001,648   84.4   10,265,505   86.6    9,400,745   86.7   8,041,365   88.3   7,998,964   89.8
Consumer, leases
  and other loans--
  Home improvement
   and other consumer
   loans...........   1,361,354   12.8    1,292,806   10.9    1,114,583   10.3     809,671    8.9     760,945    8.5
  Savings account
   loans...........      22,589     .2       21,297     .2       19,125     .2      21,948     .2      19,516     .2
  Leases...........      53,836     .5       94,694     .8      122,704    1.1      73,395     .8      46,174     .5
  Commercial loans.     228,426    2.1      179,703    1.5      186,242    1.7     155,617    1.8      79,818    1.0
                    -----------  -----  -----------  -----  -----------  -----  ----------  -----  ----------  -----
     Total consumer
      and other
      loans........   1,666,205   15.6    1,588,500   13.4    1,442,654   13.3   1,060,631   11.7     906,453   10.2
                    -----------  -----  -----------  -----  -----------  -----  ----------  -----  ----------  -----
Total loans........ $10,667,853  100.0% $11,854,005  100.0% $10,843,399  100.0% $9,101,996  100.0% $8,905,417  100.0%
                    ===========  =====  ===========  =====  ===========  =====  ==========  =====  ==========  =====
                           1996
                    -------------------
                      Amount    Percent
                    ----------- -------
Loan Portfolio
--------------
Conventional real
 estate mortgage
 loans:
 Loans on existing
  properties--
   Single-family
    residential.... $ 4,690,580   56.3%
   Multi-family
    residential....     146,217    1.8
   Land............      52,279     .6
   Commercial real
    estate.........     469,901    5.6
                    ----------- -------
     Total.........   5,358,977   64.3
Construction
 loans--
 Single-family
  residential......     277,903    3.3
 Multi-family
  residential......       4,448     .1
 Land..............       3,115    --
 Commercial real
  estate...........      21,678     .3
                    ----------- -------
     Total.........     307,144    3.7
FHA and VA loans...     395,337    4.7
Mortgage-backed
 securities........   1,577,806   18.9
                    ----------- -------
     Total real
      estate loans.   7,639,264   91.6
Consumer, leases
 and other loans--
  Home improvement
   and other
   consumer loans..     577,661    6.9
  Savings account
   loans...........      16,471     .2
  Leases...........      33,236     .4
  Commercial loans.      74,265     .9
                    ----------- -------
      Total consumer
       and other
       loans.......     701,633    8.4
                    ----------- -------
Total loans........ $ 8,340,897  100.0%
                    =========== =======

                           (Continued on next page)

                                                                                   June 30,
                                       ---------------------------------------------------------------------------------
                   December 31, 2000          2000                 1999                 1998                1997
                  -------------------- -------------------- -------------------- ------------------- -------------------
                    Amount     Percent   Amount     Percent   Amount     Percent   Amount    Percent   Amount    Percent
                  -----------  ------- -----------  ------- -----------  ------- ----------  ------- ----------  -------
                                                                 (Dollars in Thousands)
Balance forward
 of total loans... $10,667,853   100.0% $11,854,005   100.0% $10,843,399   100.0% $9,101,996   100.0% $8,905,417   100.0%
Add (subtract):
  Unamortized
   premiums, net of
   discounts......         160                  170               10,138              14,161              17,805
  Unearned
   income.........         --               (16,730)             (22,543)            (13,253)                  *
  Deferred loan
   costs (fees),
   net............      20,250               26,374               11,809              24,178              (3,882)
  Loans in
   process........    (196,940)            (164,313)            (153,124)           (112,781)           (108,741)
  Allowance for
   loan losses....     (83,439)             (70,556)             (80,419)            (64,757)            (60,929)
  Allowance for
   losses on
   mortgage-backed
    securities....          --                  (280)                (322)               (419)               (678)
                   -----------          -----------          -----------          ----------          ----------
Loan portfolio...  $10,407,884          $11,628,670          $10,608,938          $8,949,125          $8,748,992
                   ===========          ===========          ===========          ==========          ==========
                         1996
                  -------------------
                    Amount    Percent
                  ----------- -------
Balance forward
 of total loans... $8,340,897   100.0%
Add (subtract):
  Unamortized
   premiums, net of
   discounts......     16,757
  Unearned
   income.........          *
  Deferred loan
   costs (fees),
    net...........     (7,537)
  Loans in
   process........   (125,096)
  Allowance for
   loan losses....    (59,577)
  Allowance for
   losses on
   mortgage-backed
   securities.....       (913)
                   ----------
Loan portfolio.... $8,164,531
                  ===========

----
* Not restated from a fiscal year 1998 acquisition accounted for as a pooling of interests.

  For additional information regarding the Corporation's loan portfolio and mortgage-backed securities, see Notes 5, 6 and 7 to the Consolidated Financial Statements under Item 8 of this Report.

 The table below sets forth the geographic distribution of the Corporation's total real estate loan portfolio (excluding mortgage-backed securities, consumer and other loans and before any reduction for unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan fees, unearned income and allowance for loan losses) as of the dates indicted:

                                                                                 June 30,
                                      ---------------------------------------------------------------------------
                   December 31, 2000         2000               1999               1998               1997
                   ------------------ ------------------ ------------------ ------------------ ------------------
State                Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
-----              ---------- ------- ---------- ------- ---------- ------- ---------- ------- ---------- -------
                                                                (Dollars in Thousands)
Colorado.........  $1,436,156   19.2% $1,647,963   18.2% $1,686,667   20.8% $1,710,256   24.6% $1,660,721   25.1%
Nebraska.........     723,068    9.7   1,073,664   11.9   1,014,198   12.5     985,906   14.2     937,025   14.2
Iowa.............     716,499    9.6     818,293    9.0     737,677    9.1     676,099    9.7     618,177    9.3
Kansas...........     658,366    8.8     954,020   10.5     860,740   10.6     678,734    9.8     557,657    8.4
Arizona..........     381,628    5.1     351,001    3.9     253,480    3.1     180,740    2.6     155,315    2.4
Oklahoma.........     378,789    5.1     459,315    5.1     382,474    4.7     318,198    4.6     264,710    4.0
Missouri.........     345,931    4.6     380,653    4.2     329,985    4.1     185,282    2.7     175,900    2.7
Georgia..........     254,097    3.4     302,929    3.3     232,128    2.9     227,971    3.3     235,665    3.6
Nevada...........     253,057    3.4     207,364    2.3     160,643    2.0     130,159    1.9     109,475    1.7
Massachusetts....     203,742    2.7     188,500    2.1      62,233     .8      55,902     .8      68,061    1.0
Florida..........     191,265    2.6     268,492    3.0     242,972    3.0     123,528    1.8     116,881    1.8
Texas............     188,700    2.5     205,783    2.3     184,313    2.3     158,614    2.3     187,189    2.8
California.......     180,254    2.4     192,598    2.1     247,835    3.0     148,401    2.1     195,114    2.9
Virginia.........     153,731    2.0     240,818    2.7     206,814    2.5     161,793    2.3     140,498    2.1
North Carolina...     148,086    2.0     135,085    1.5     118,207    1.4      60,634     .9      69,465    1.0
Maryland.........     123,827    1.7     208,833    2.3     183,460    2.2     157,180    2.3     138,886    2.1
Minnesota........     120,579    1.6     125,979    1.4      92,964    1.1      62,765     .9      63,885    1.0
Ohio.............     110,181    1.5     143,992    1.6     122,146    1.5      93,325    1.3      76,049    1.1
Illinois.........     102,066    1.3     137,217    1.5     131,098    1.6     111,142    1.6      92,381    1.4
Washington.......      99,303    1.3     113,932    1.3      93,956    1.2      91,670    1.3      91,054    1.4
Alabama..........      86,709    1.1     125,767    1.4      90,675    1.1      50,285     .7      37,653     .6
Michigan.........      66,295     .9      55,349     .6      29,505     .4      38,495     .5      46,762     .7
Connecticut......      66,068     .9      83,567     .9      71,696     .9      64,975     .9      72,154    1.1
New Jersey.......      54,139     .7      71,352     .8      82,068    1.0      98,061    1.4     107,022    1.6
Pennsylvania.....      40,319     .5      51,811     .6      55,130     .7      59,083     .8      68,728    1.0
Indiana..........      38,986     .5      63,255     .7      66,727     .8      40,357     .6      34,689     .5
Utah.............      36,510     .5      53,060     .6      39,336     .5      25,444     .4      20,729     .3
New York.........      27,439     .4      31,548     .3      39,146     .5      38,382     .5      48,395     .7
Other states.....     301,348    4.0     351,534    3.9     304,897    3.7     224,195    3.2     230,562    3.5
                   ----------  -----  ----------  -----  ----------  -----  ----------  -----  ----------  -----
 Total...........  $7,487,138  100.0% $9,043.674  100.0% $8,123,170  100.0% $6,957,576  100.0% $6,620,802  100.0%
                   ==========  =====  ==========  =====  ==========  =====  ==========  =====  ==========  =====
                          1996
                   ------------------
State                Amount   Percent
-----              ---------- -------
Colorado.........  $1,569,553   25.9%
Nebraska.........     929,982   15.3
Iowa.............     500,986    8.3
Kansas...........     510,159    8.4
Arizona..........     108,972    1.8
Oklahoma.........     229,563    3.8
Missouri.........     181,174    3.0
Georgia..........     217,957    3.6
Nevada...........      80,696    1.3
Massachusetts....      44,300     .7
Florida..........     111,770    1.8
Texas............     204,339    3.4
California.......     230,412    3.8
Virginia.........     123,806    2.0
North Carolina...      31,601     .5
Maryland.........     112,160    1.9
Minnesota........      42,144     .7
Ohio.............      47,396     .8
Illinois.........      79,626    1.3
Washington.......      64,967    1.1
Alabama..........      39,544     .7
Michigan.........      46,650     .8
Connecticut......      75,946    1.3
New Jersey.......     113,824    1.9
Pennsylvania.....      59,943    1.0
Indiana..........      27,191     .4
Utah.............      18,815     .3
New York.........      38,794     .6
Other states.....     219,188    3.6
                   ---------- -------
 Total...........  $6,061,458  100.0%
                   ========== =======

   The following table presents the composition of the Corporation's total real estate portfolio (excluding mortgage-backed securities, consumer and other loans and before any reduction for unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan fees, unearned income and allowance for loan losses) by state and property type at December 31, 2000:

                         Conventional   FHA/VA
                         Residential  Residential  Multi-     Land       Sub      Commercial              % of
State                     1-4 Units      Loans     Family    Loans      Total       Loans       Total     Total
-----                    ------------ ----------- --------  --------  ----------  ----------  ----------  -----
                                                      (Dollars in Thousands)
Colorado................  $  970,983   $  9,462   $126,694  $ 15,705  $1,122,844  $  313,312  $1,436,156   19.2%
Nebraska................     573,987     49,497     15,223    11,560     650,267      72,801     723,068    9.7
Iowa....................     400,570     15,294     47,561    29,700     493,125     223,374     716,499    9.6
Kansas..................     422,566     84,837     19,233     5,027     531,663     126,703     658,366    8.8
Arizona.................     216,869      9,794     12,710    28,299     267,672     113,956     381,628    5.1
Oklahoma................     203,971     18,858     24,864     5,454     253,147     125,642     378,789    5.1
Missouri................     195,286     20,213     11,956     8,086     235,541     110,390     345,931    4.6
Georgia.................     214,132     14,936        --        --      229,068      25,029     254,097    3.4
Nevada..................      65,745      2,743     16,108    63,457     148,053     105,004     253,057    3.4
Massachusetts...........     203,707         35        --        --      203,742         --      203,742    2.7
Florida.................     156,848      5,743      4,842       --      167,433      23,832     191,265    2.6
Texas...................     109,468     13,492     21,512        25     144,497      44,203     188,700    2.5
California..............     154,451      2,655      5,742     1,543     164,391      15,863     180,254    2.4
Virginia................     139,101     14,630        --        --      153,731         --      153,731    2.0
North Carolina..........     132,031      1,214      5,752       --      138,997       9,089     148,086    2.0
Maryland................     103,601     20,226        --        --      123,827         --      123,827    1.7
Minnesota...............      96,703      2,803      6,835     4,357     110,698       9,881     120,579    1.6
Ohio....................     104,136      4,244        920       --      109,300         881     110,181    1.5
Illinois................      87,979      6,284        --      2,947      97,210       4,856     102,066    1.3
Washington..............      89,598      7,248        --        --       96,846       2,457      99,303    1.3
Alabama.................      73,046     13,663        --        --       86,709         --       86,709    1.1
Michigan................      63,236      2,938        --        --       66,174         121      66,295     .9
Connecticut.............      65,962        106        --        --       66,068         --       66,068     .9
New Jersey..............      52,970      1,169        --        --       54,139         --       54,139     .7
Pennsylvania............      38,198      2,121        --        --       40,319         --       40,319     .5
Indiana.................      28,934     10,052        --        --       38,986         --       38,986     .5
Utah....................      29,367      4,535      1,308       --       35,210       1,300      36,510     .5
New York................      24,829        170        --        --       24,999       2,440      27,439     .4
Other states............     256,067     12,414      9,984       --      278,465      22,883     301,348    4.0
                          ----------   --------   --------  --------  ----------  ----------  ----------  -----
 Total..................  $5,274,341   $351,376   $331,244  $176,160  $6,133,121  $1,354,017  $7,487,138  100.0%
                          ==========   ========   ========  ========  ==========  ==========  ==========  =====
   % of Total...........        70.4%       4.7%       4.4%      2.4%       81.9%       18.1%      100.0%
                          ==========   ========   ========  ========  ==========  ==========  ==========

 Contractual Principal Repayments

   The following table sets forth certain information at December 31, 2000, regarding the dollar amount of all loans and mortgage-backed securities maturing in the Corporation's portfolio based on contractual terms to maturity. This repayment information excludes scheduled payments or an estimate of possible prepayments. Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less. Since prepayments significantly shorten the average life of loans and mortgage-backed securities, management believes that the following table will bear little resemblance to what will be the actual repayments. Loan balances have not been reduced for (1) unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan fees and allowance for loan losses or
(2) nonperforming loans.

                                      Due During the Year Ended December 31,
                                   --------------------------------------------
                                      2001    2002-2005  After 2005    Total
                                   ---------- ---------- ---------- -----------
                                                  (In Thousands)
Principal Repayments
--------------------
Real Estate Loans:
  Single-family residential (1)--
    Fixed-rate.................... $   40,774 $  293,379 $1,997,293 $ 2,331,446
    Adjustable-rate...............     11,538     55,920  2,967,841   3,035,299
  Multi-family residential, land
   and commercial real estate--
    Fixed-rate....................     65,444    306,910    264,711     637,065
    Adjustable-rate...............     46,013     98,132    621,589     765,734
                                   ---------- ---------- ---------- -----------
                                      163,769    754,341  5,851,434   6,769,544
                                   ---------- ---------- ---------- -----------
Construction Loans:
  Fixed-rate......................    118,802     52,772      3,000     174,574
  Adjustable-rate.................    522,578     11,027      9,415     543,020
                                   ---------- ---------- ---------- -----------
                                      641,380     63,799     12,415     717,594
                                   ---------- ---------- ---------- -----------
Mortgage-Backed Securities:
  Fixed-rate......................     34,902    117,053  1,083,808   1,235,763
  Adjustable-rate.................      4,850     23,340    250,557     278,747
                                   ---------- ---------- ---------- -----------
                                       39,752    140,393  1,334,365   1,514,510
                                   ---------- ---------- ---------- -----------
Consumer and Other Loans:
  Fixed-rate......................    169,486    710,256    587,567   1,467,309
  Adjustable-rate.................     72,837     31,373     94,686     198,896
                                   ---------- ---------- ---------- -----------
                                      242,323    741,629    682,253   1,666,205
                                   ---------- ---------- ---------- -----------
Principal Repayments.............. $1,087,224 $1,700,162 $7,880,467 $10,667,853
                                   ========== ========== ========== ===========

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

   The following table sets forth the amount of all loans and mortgage-backed securities due after December 31, 2001 (January 1, 2002, and thereafter), which have fixed interest rates and those which have adjustable interest rates. These loans and mortgage-backed securities have not been reduced for (1) unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan fees and allowance for loan losses or (2) nonperforming loans.

                                                          Adjustable
                                               Fixed-Rate    Rate      Total
                                               ---------- ---------- ----------
                                                        (In Thousands)
Real estate loans:
  Single-family residential................... $2,290,672 $3,023,761 $5,314,433
  Multi-family residential, land and
   commercial.................................    571,621    719,721  1,291,342
Construction loans............................     55,772     20,442     76,214
Mortgage-backed securities....................  1,200,861    273,897  1,474,758
Consumer and other loans......................  1,297,823    126,059  1,423,882
                                               ---------- ---------- ----------
  Principal repayments due after December 31,
   2001....................................... $5,416,749 $4,163,880 $9,580,629
                                               ========== ========== ==========

 Residential Loans

   The Corporation, through its 241 branch network and CFMC's loan offices and nationwide correspondent network, originates and purchases both fixed-rate and adjustable-rate mortgage loans secured by single-family units. Such residential mortgage loans are either:

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

   Fixed-rate residential mortgage loans generally are originated with terms of 15 and 30 years and are amortized on a monthly basis with principal and interest due each month. Adjustable-rate residential mortgage loans are also originated with terms of 15 and 30 years. However, certain adjustable-rate loans contain provisions which permit the borrower, at the borrower's option, to convert at certain periodic intervals over the life of the loan to a long-term fixed-rate loan. The adjustable-rate loans currently have interest rates which are scheduled to adjust at six, 12, 24 or 36 month intervals based upon various indices, including the Treasury Constant Maturity Index or the Eleventh District Federal Home Loan Bank Cost of Funds Index. The amount of any such interest rate increase is limited to one or two percentage points annually and four to six percentage points over the life of the loan. Certain adjustable-rate loans are also offered which have interest rates fixed over annual periods ranging from two through seven years, and also ten year loans, with such loans repricing annually after the fixed interest-rate term. Adjustable-rate loans are primarily offered at the fully indexed contractual rate. The Corporation applies its underwriting criteria to such loans based on the amount of the loan for which the borrower could qualify at the indexed rate. At December 31, 2000, approximately 1.10%, or $57.6 million, of the Corporation's residential real estate loan portfolio was 90 days or more delinquent.

 Construction Loans

   During the six months ended December 31, 2000, and fiscal years 2000, 1999 and 1998, the Corporation originated $342.1 million, $608.1 million, $475.1 million and $350.5 million, respectively, of primarily residential construction loans. The Corporation conducts its construction lending operations in its primary market areas, Las Vegas, Nevada and Florida. The residential construction lending operations, which loans are subject to prudent credit review and other underwriting standards and procedures, are expected to increase from prior periods. At December 31, 2000, approximately 7.03%, or $25.2 million, of the Corporation's construction loan portfolio was 90 days or more delinquent. The high percentage of delinquencies is due to one loan concentration totaling $23.9 million secured by property located in Nevada. Excluding this loan, construction loan 90 day delinquencies were approximately
 .35% or $1.3 million.

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

 Commercial Real Estate and Land Loans

   The Corporation originated commercial real estate loans totaling $291.2 million, $347.0 million, $280.7 million and $191.2 million, respectively, during the six months ended December 31, 2000, and fiscal years 2000, 1999 and 1998. Commercial real estate lending entails significant additional risks compared with residential real estate lending. These additional risks are due to larger loan balances which are more sensitive to economic conditions, business cycle downturns and construction related risks. The payment of principal and interest due on the Corporation's commercial real estate loans is substantially dependent upon the performance of the projects securing the loans. As an example, to the extent that the occupancy and rental rates are not high enough to generate the income necessary to make payments, the Corporation could experience an increased rate of delinquency and could be required either to declare the loans in default and foreclose upon the properties or to make concessions on the terms of the repayment of the loans. At December 31, 2000, approximately .20%, or $3.1 million of the Corporation's commercial real estate and land loans were 90 days or more delinquent.

   The aggregate amount of loans which a federal savings institution may make on the security of liens on nonresidential real property may not exceed 400.0% of the institution's total risk-based capital as determined under current regulatory capital standards. This limitation totaled approximately $3.5 billion at December 31, 2000, compared to $1.5 billion of commercial real estate and land loans outstanding at December 31, 2000. This restriction has not and is not expected to materially affect the Corporation's business.

 Consumer Loans

   Federal regulations permit federal savings institutions to make secured and unsecured consumer loans up to 35.0% of an institution's total regulatory assets. Any loans in excess of 30% of assets may only be made directly to the borrower and cannot involve the payment of any finders or referral fees. In addition, a federal savings institution has lending authority above the 35.0% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and savings account secured loans. Consumer loans originated by the Corporation are primarily second mortgage loans, loans to depositors on the security of their savings accounts and loans secured by automobiles. The Corporation has increased its secured consumer lending activities in order to meet its customers' financial needs and will continue to increase such lending activities in the future in its primary market areas.

   Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Corporation, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. At December 31, 2000, approximately .33%, or $4.4 million, of the Corporation's consumer loans are 90 days or more delinquent.

 Loan Sales

   In addition to originating loans for its portfolio, the Corporation, through its mortgage banking subsidiary, participates in secondary mortgage market activities by selling whole and securitized loans to institutional investors or other financial institutions with the Corporation generally retaining the right to service such loans. Substantially all of the Corporation's secondary mortgage market activity is with GNMA, FNMA and FHLMC. Conventional conforming loans are either sold for cash as individual whole loans to FNMA or FHLMC, or pooled in exchange for securities issued by FNMA or FHLMC which are then sold to investment banking firms. FHA and VA loans are originated or purchased by the Corporation's mortgage banking subsidiary and either are retained for the Corporation's real estate loan portfolio or are pooled to form GNMA securities which are subsequently sold to investment banking firms or are sold to the Bank.

   During the six month transition period and fiscal years 2000, 1999 and 1998, the Corporation sold an aggregate of $2.3 billion, $762.1 million, $2.0 billion and $1.2 billion, respectively, in mortgage loans resulting in net losses during the six month period and fiscal year 2000 totaling $18.0 million and $110,000, respectively, and in net gains of $3.4 million and $3.1 million, respectively, in fiscal years 1999 and 1998. As part of the August 2000 strategic initiatives to restructure the balance sheet, approximately $1.6 billion of 30-year residential mortgages were securitized and sold. The sale of these securitized mortgage loans resulted in a pre-tax loss of $18.2 million. The sale of these single-family residential loans will allow the Corporation to increase margins and reduce earnings volatility associated with rising interest rates, and at the same time increase the mortgage loans serviced portfolio. Of the amount of mortgage loans sold during the six months ended December 31, 2000, and fiscal year 2000, $2.2 billion and $742.4 million, respectively, were sold in the secondary market, and the remaining balances sold to other institutional investors. At December 31, 2000, the carrying value of loans and leases held for sale totaled $242.2 million.

   Mortgage loans are generally sold in the secondary mortgage market without recourse to the Corporation in the event of borrower default, subject to certain limitations applicable to VA loans. Historical losses realized by the Corporation as a result of limitations applicable to VA loans have been immaterial on an annual basis. However, in connection with a 1987 acquisition of a financial institution, the Bank assumed agreements providing for recourse in the event of default on obligations transferred in connection with sales of certain securities by such institution. At December 31, 2000, the total balance of loans sold with recourse totaled $12.9 million.

 Loan Activity

   The following table sets forth the Corporation's loan and mortgage-backed securities activity for the periods as indicated:

                                   Six Months
                                     Ended           Year Ended June 30,
                                  December 31, --------------------------------
                                      2000        2000       1999       1998
                                  ------------ ---------- ---------- ----------
                                                 (In Thousands)
Loans Originated:
  Real estate loans--
  Residential loans..............  $  357,465  $  672,295 $1,287,556 $1,476,982
  Construction loans.............     342,102     608,145    475,073    350,475
  Commercial real estate and land
   loans.........................     291,237     346,979    280,723    191,167
  Consumer and other loans.......     530,862   1,289,878    996,948    795,226
                                   ----------  ---------- ---------- ----------
    Loans originated.............  $1,521,666  $2,917,297 $3,040,300 $2,813,850
                                   ==========  ========== ========== ==========
Loans Purchased:
  Conventional mortgage loans--
  Residential loans..............  $  718,495  $1,697,395 $2,323,781 $1,276,846
  Bulk loan purchases............         --      207,494    613,503    232,353
  Commercial loans...............       9,968      51,267      5,311        --
  Mortgage-backed securities.....     909,599     160,073    664,665     40,758
                                   ----------  ---------- ---------- ----------
    Loans purchased..............  $1,638,062  $2,116,229 $3,607,260 $1,549,957
                                   ==========  ========== ========== ==========
Loans Securitized:
  Conventional mortgage loans
   securitized into mortgage-
   backed securities.............  $    3,543  $   42,635 $   20,773 $  161,189
                                   ==========  ========== ========== ==========
Acquisitions:
  Residential real estate loans..  $      --   $      --  $  560,521 $   39,469
  Consumer and other loans.......         --          --     616,755     73,703
  Mortgage-backed securities.....         --          --      87,231     17,054
                                   ----------  ---------- ---------- ----------
    Loans from acquisitions......  $      --   $      --  $1,264,507 $  130,226
                                   ==========  ========== ========== ==========
Loans Sold:
  Conventional mortgage loans....  $2,282,895  $  762,070 $1,955,384 $1,175,152
  Mortgage-backed securities.....     549,834         --     205,904    118,705
                                   ----------  ---------- ---------- ----------
    Loans sold...................  $2,832,729  $  762,070 $2,161,288 $1,293,857
                                   ==========  ========== ========== ==========

 Loan Servicing for Other Institutions

   The Corporation, through its mortgage banking subsidiary, services substantially all of the mortgage loans that it originates and purchases (whether retained for the Bank's portfolio or sold in the secondary market), thereby generating ongoing loan servicing fees. The Corporation also periodically purchases mortgage servicing rights. At December 31, 2000, the Bank's mortgage banking subsidiary was servicing approximately 138,700 loans and participations for others with principal balances aggregating $9.1 billion, compared to 117,900 loans with principal balances totaling $7.3 billion at June 30, 2000. The mortgage loans serviced balance at December 31, 2000, includes $1.6 billion of residential loans securitized and sold in November 2000 with servicing retained. At December 31, 2000, adjustable-rate mortgage loans represented 14.7% of the aggregate dollar amount of loans in the servicing portfolio.

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

   The Corporation receives fees for servicing mortgage loans for others, ranging generally from .25% to .53% per annum on the declining principal balances of the loans. The average service fee collected by the Corporation was
 .36%, .39% and .39%, respectively, for the six months ended December 31, 2000, and for fiscal years 2000 and 1999. The Corporation's servicing portfolio is subject to reduction primarily by reason of normal amortization and prepayment of outstanding mortgage loans. In general, the value of the Corporation's loan servicing portfolio may also be adversely affected as mortgage interest rates decline and loan prepayments increase. It is expected that income generated from the Corporation's loan servicing portfolio also will decline in such an environment. This negative effect on the Corporation's income may be offset somewhat by a rise in origination and servicing fee income attributable to new loan originations, which historically have increased in periods of low mortgage interest rates. The weighted average mortgage loan note rate of the Corporation's servicing portfolio at December 31, 2000, was 7.45% compared to 7.54% at June 30, 2000.

   At December 31, 2000, approximately 96.7% of the Corporation's mortgage servicing portfolio for other institutions was covered by servicing agreements pursuant to the mortgage-backed securities programs of GNMA, FNMA and FHLMC. Under these agreements, the Corporation may be required to advance funds temporarily to make scheduled payments of principal, interest, taxes or insurance if the borrower fails to make such payments. Although the Corporation cannot charge any interest on these advanced funds, the Corporation typically recovers the advances within a reasonable number of days upon receipt of the borrower's payment, or in the absence of such payment, advances are recovered through FHA insurance, VA guarantees or FNMA or FHLMC reimbursement provisions in connection with loan foreclosures. During the six months ended December 31, 2000, the average amount of funds advanced by the Corporation pursuant to servicing agreements was approximately $2.7 million.

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

 Loan Commitments

   At December 31, 2000, the Corporation had issued commitments of $510.7 million, excluding the undisbursed portion of loans in process, to fund and purchase loans. These commitments are generally expected to settle within three months following December 31, 2000. These outstanding loan commitments to extend credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation anticipates that normal amortization and prepayments of loan and mortgage-backed security principal will be sufficient to fund these loan commitments. See "MD&A-- Liquidity and Capital Resources" under Item 7 of this Report.

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

Asset Quality

 Nonperforming Assets

   Loans are reviewed on a regular basis and are placed on a nonaccruing status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on nonaccruing status is charged against interest income. Subsequent payments are applied to the outstanding principal balance until such time as the loan is removed from nonaccruing status.

   Real estate acquired by the Corporation as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. Such property is stated at the lower of cost or fair value, minus estimated costs to sell. Impairment losses are recorded when the carrying value exceeds the fair value minus estimated costs to sell the property.

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

   A troubled debt restructuring is a loan on which the Corporation, for reasons related to the debtor's financial difficulties, grants a concession to the debtor, such as a reduction in the loan's interest rate, a reduction in the face amount of the debt, or an extension of the maturity date of the loan, that the Corporation would not otherwise consider. A loan classified as a troubled debt restructuring may be reclassified as current if such loan has returned to a performing status at a market rate of interest for at least 8 to 12 months, the loan-to-value ratio is 80.0% or less, the cash flows generated from the collateralized property support the loan amount subject to minimum debt service coverage as defined and overall applicable economic conditions are favorable. Such loan balance decreased to $4.3 million at December 31, 2000, compared to $5.4 million at June 30, 2000, and $9.7 million at June 30, 1999. The decrease at December 31, 2000, compared to June 30, 2000, is due primarily to the payoff of two loans totaling $2.4 million partially offset by the addition of one commercial loan totaling $1.4 million. The decrease comparing June 30, 2000, to June 30, 1999, is due primarily to the reclassification of $3.2 million and $1.1 million, respectively, of troubled debt restructurings to nonperforming loan status and current loan status.

   At December 31, 2000, nonperforming assets totaled $126.2 million, an increase of $26.1 million, or 26.0% compared to June 30, 2000, primarily as a result of an increase of $30.9 million in nonperforming loans partially offset by decreases of $3.6 million in real estate owned and $1.1 million in troubled debt restructurings. The Corporation's nonperforming assets totaled $100.1 million at June 30, 2000, a decrease of $2.9 million, or 2.8%, compared to June 30, 1999, primarily as a result of net decreases of $5.0 million in nonperforming loans and $4.3 million in troubled debt restructurings offset by a net increase of $6.4 million in real estate. For a discussion of the major components of the $26.1 million increase in nonperforming assets during the six months ended December 31, 2000, compared to June 30, 2000, see "MD&A--Provision for Loan Losses and Real Estate Operations" under Item 7 of this Report.

   The following table sets forth information with respect to the Bank's nonperforming assets as follows:

                                                       June 30,
                          December 31, ---------------------------------------------
                              2000       2000      1999     1998     1997     1996
                          ------------ --------  --------  -------  -------  -------
                                          (Dollars in Thousands)
Loans accounted for on a
 nonaccrual basis:(1)
  Real estate--
    Residential.........    $ 81,406   $ 48,996  $ 49,061  $43,212  $37,506  $38,164
    Commercial..........       4,446      2,550    12,220    1,369      905    2,649
  Consumer and other
   loans................      10,019     13,466     8,734    4,785    4,322    1,660
                            --------   --------  --------  -------  -------  -------
      Total.............      95,871     65,012    70,015   49,366   42,733   42,473
                            --------   --------  --------  -------  -------  -------
  Accruing loans which
   are contractually
   past due 90 days or
   more.................         --         --        --       --       894      144
                            --------   --------  --------  -------  -------  -------
Total nonperforming
 loans..................      95,871     65,012    70,015   49,366   43,627   42,617
                            --------   --------  --------  -------  -------  -------
Real estate:
  Commercial............      10,198     12,862     8,880    8,465    9,631   10,970
  Residential...........      15,824     16,803    14,384    8,821    9,759    5,014
  Other.................         --         --        --       480      147      253
                            --------   --------  --------  -------  -------  -------
      Total.............      26,022     29,665    23,264   17,766   19,537   16,237
                            --------   --------  --------  -------  -------  -------
Troubled debt
 restructurings:(2)
  Commercial............       4,195      5,259     9,534    3,524    9,489   14,533
  Residential...........          90        172       195      778    1,126    1,052
                            --------   --------  --------  -------  -------  -------
      Total.............       4,285      5,431     9,729    4,302   10,615   15,585
                            --------   --------  --------  -------  -------  -------
Nonperforming assets....    $126,178   $100,108  $103,008  $71,434  $73,779  $74,439
                            ========   ========  ========  =======  =======  =======

Nonperforming loans to
 total loans(3).........        1.05%       .61%      .73%     .62%     .58%     .63%
Nonperforming assets to
 total assets...........        1.01%       .73%      .81%     .69%     .73%     .80%
Allowance for loan
 losses:
  Loans.................    $ 82,345   $ 69,347  $ 73,916  $56,295  $50,120  $46,812
  Bulk purchased
   loans(4).............       1,094      1,209     6,503    8,462   10,809   12,765
                            --------   --------  --------  -------  -------  -------
      Total.............    $ 83,439   $ 70,556  $ 80,419  $64,757  $60,929  $59,577
                            ========   ========  ========  =======  =======  =======
Allowance for bulk
 purchased loan losses
 to bulk purchased
 loans(4)...............         .59%       .52%     2.27%    2.18%    2.19%    2.22%
Allowance for loan
 losses to total loans
 (less bulk purchased
 loans).................         .92%       .67%      .80%     .74%     .71%     .76%
Allowance for loans
 losses to total
 loans(3)...............         .91%       .66%      .84%     .81%     .81%     .88%
Allowance for loan
 losses to total
 nonperforming assets...       66.13%     70.48%    78.07%   90.65%   82.58%   80.03%
Allowance for loan
 losses to total
 nonperforming loans
 (less nonperforming
 bulk purchased
 loans)(5)..............       87.03%    106.67%   128.74%  165.64%  197.89%  188.63%

                            (Footnotes on next page)

--------
(1) During fiscal years 1997 and 1996, the Corporation recorded interest income totaling $49,000 and $51,000, respectively, on accruing loans contractually past due 90 days or more. No interest income was recorded during the six months ended December 31, 2000, or during fiscal years 2000, 1999 and 1998. Had these nonaccruing loans been current in accordance with their original terms and outstanding throughout this six month period or since origination, the Corporation would have recorded gross interest income on these loans totaling $4.6 million, $3.8 million, $4.2 million, $4.3 million, $3.7 million and $3.3 million (excluding acquisitions during fiscal years 1999 and 1998 accounted for as pooling of interests), respectively, during the six months ended December 31, 2000, and fiscal years 2000, 1999, 1998, 1997 and 1996.
(2) During the six months ended December 31, 2000, and fiscal years 2000, 1999, 1998, 1997 and 1996, the Corporation recognized interest income on loans classified as troubled debt restructurings aggregating $176,000, $430,000, $470,000, $380,000, $852,000, and $1.3 million, respectively, whereas under their original terms the Corporation would have recognized interest income of $194,000, $494,000, $526,000, $499,000, $1.1 million, and $1.6 million, respectively. At December 31, 2000, the Corporation had no material commitments to lend additional funds to borrowers whose loans were subject to troubled debt restructuring.
(3) Based on the total balance of loans receivable (before any reduction for unamortized discounts net of premiums, undisbursed loan proceeds, deferred loan fees and allowance for loan losses) at the respective dates.
(4) At December 31, 2000, and June 30, 2000, 1999, 1998, 1997 and 1996, there is $1.1 million, $1.2 million, $6.5 million, $8.5 million, $10.8 million and $12.8 million, respectively, of allowance for loan losses for bulk purchased loans, which had been allocated from the amount of net discounts associated with the Corporation's purchase of these loans, included in the total allowance for loan losses to provide for the credit risk associated with these bulk purchased loans. These loans had balances of $186.8 million, $230.6 million, $286.4 million, $388.5 million, $494.6 million and $574.4 million, respectively, at December 31, 2000, and June 30, 2000, 1999, 1998, 1997 and 1996. These allowances are available only to absorb losses associated with the respective bulk purchased loans and are not available to absorb losses from other loans.
(5) There were no nonperforming bulk purchased loans at December 31, 2000, or June 30, 2000. Nonperforming bulk purchased loans approximated $12.6 million, $15.4 million, $18.3 million and $17.8 million, respectively, at June 30, 1999, 1998, 1997 and 1996. The allowance for loan losses associated with the total bulk purchased loans has been excluded from this calculation since this allowance is not available to absorb the losses associated with other loans in the portfolio.

   The geographic concentration of nonperforming loans as of the dates indicated was as follows:

                                                       June 30,
                           December 31, ---------------------------------------
State                          2000      2000    1999    1998    1997    1996
-----                      ------------ ------- ------- ------- ------- -------
                                              (In Thousands)
Nevada....................   $23,932    $ 1,822 $ 1,651 $ 1,198 $   438 $   648
Iowa......................    12,037     12,890   6,111   4,013   3,477   2,052
Kansas....................     7,177      5,484  15,552   6,030   2,973   2,496
Oklahoma..................     3,925      2,653   3,568   3,178   2,303   1,496
Nebraska..................     3,829      3,287   2,455   2,595   2,629   2,352
Georgia...................     3,789      2,640   2,752   2,127   2,601   3,389
Maryland..................     3,611      4,261   2,712   2,258   1,623   1,548
Florida...................     3,554      4,244   4,356   1,502   1,389     891
Colorado..................     2,882      2,607   2,646   4,065   2,717   5,131
Ohio......................     2,790      2,459   1,818     722     342     348
California................     2,782      2,301   3,988   3,377   3,206   4,624
Virginia..................     2,622      2,476   1,691   1,479     656     880
Missouri..................     2,093      1,455   3,241   1,944   2,402   2,018
Alabama...................     2,054      1,684     863   1,307     510     517
Texas.....................     1,533      1,814   1,378   2,028   3,274   3,290
Illinois..................     1,524      1,024   1,325   1,579   1,754   1,158
North Carolina............     1,519      1,172     907     293     392     205
Arizona...................     1,309        751     450   1,195     973     469
New Jersey................     1,043      1,010   1,414   1,277   1,060   1,069
New York..................       980        771     686     671     606     447
Washington................       730        509     690     182     449     647
Connecticut...............       673        280     605     752     860     739
Pennsylvania..............       661        881     844     852     855     663
Michigan..................       606        776     725     310     142     628
Minnesota.................       499        355     590   1,004     610     117
Other states..............     7,717      5,406   6,997   3,428   5,386   4,795
                             -------    ------- ------- ------- ------- -------
    Nonperforming loans...   $95,871    $65,012 $70,015 $49,366 $43,627 $42,617
                             =======    ======= ======= ======= ======= =======

   The nonperforming loans totaling $95.9 million at December 31, 2000, consisted of 1,975 loans. These loans consisted of $57.6 million (1,027 loans) collateralized by residential real estate, $25.2 million (11 loans) collateralized by residential and commercial construction real estate, $4.4 million (582 loans) of consumer loans, $3.8 million (295 loans) of commercial and other operating loans, $3.1 million (28 loans) collateralized by commercial real estate and $1.8 million (32 loans) of agribusiness loans.

   The geographic concentration of nonperforming real estate as of the dates indicated was as follows:

                                                     June 30,
                         December 31, -------------------------------------------
State                        2000      2000     1999     1998     1997     1996
-----                    ------------ -------  -------  -------  -------  -------
                                            (In Thousands)
Kansas..................   $ 6,997    $ 5,753  $ 1,809  $ 1,876  $   873  $    64
Missouri................     4,147      8,725    4,811      465      522      125
Illinois................     1,955      2,179    2,069      373       13      185
Iowa....................     1,905      2,016    3,595    1,345    1,129      834
Florida.................     1,410      1,422    1,180      297      277      312
Ohio....................       967        550      678      --       --       --
Nebraska................       944        796    1,196    5,417    5,565    5,356
Maryland................       839        531      471    1,315      436      190
Colorado................       791      1,119    2,768    2,825    6,589    7,841
Oklahoma................       770      1,913    1,292    1,299      509      384
Texas...................       525        503       85      445      220    1,608
Georgia.................       451        386      301      140      933      187
California..............       443        626    1,098       52    1,382      187
Indiana.................       431        559      395       29      --       271
Arizona.................       401        171      582      --       --       128
New Jersey..............       269        102      122      317      240      270
Nevada..................       167        333      657      138      603      --
Minnesota...............        99        163      627      456       13      --
Pennsylvania............        79        126      377      111      102      116
Other states............     2,432      1,917    2,224    1,338    1,478    1,289
Unallocated reserves....       --        (225)  (3,073)    (472)  (1,347)  (3,110)
                           -------    -------  -------  -------  -------  -------
    Nonperforming real
     estate.............   $26,022    $29,665  $23,264  $17,766  $19,537  $16,237
                           =======    =======  =======  =======  =======  =======

   At December 31, 2000, nonperforming real estate totaling $26.0 million (468 properties) consisted of residential real estate totaling $15.8 million (451 properties) and commercial real estate totaling $10.2 million (17 properties).

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

   Loans reviewed for impairment by the Corporation are primarily commercial loans and loans modified in a troubled debt restructuring. The Corporation's impaired loan identification and measurement processes are conducted in conjunction with the Corporation's review of classified assets and adequacy of its allowance for possible loan losses. Specific factors utilized in the impaired loan identification process include, but are not limited to, delinquency status, loan-to-value ratio, debt coverage and certain other conditions pursuant to the Corporation's classification policy. At December 31, 2000, the Corporation had impaired loans totaling $24.2 million, net of specific reserves. Troubled debt restructurings totaling $3.8 million, net of specific reserves totaling $475,000, are classified as impaired loans and included in the table for nonperforming assets. At June 30, 2000, impaired loans totaled approximately $29.3 million.

 Classification of Assets

   Savings institutions are required to review their assets on a regular basis and, as warranted, classify them as "substandard," "doubtful," or "loss" as defined by OTS regulations. Adequate valuation allowances are required to be established for assets classified as substandard or doubtful. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. An asset which does not currently warrant classification as substandard but which possesses credit deficiencies or potential weaknesses deserving close attention is required to be designated as "special mention." In addition, a savings institution is required to set aside adequate valuation allowances to the extent that any affiliate possesses assets which pose a risk to the savings institution. The OTS has the authority to approve, disapprove or modify any asset classification or any amount established as an allowance pursuant to such classification. The Corporation establishes specific valuation allowances equal to 100.0% of all assets classified as doubtful or loss resulting in a net book value of zero. At December 31, 2000, the Corporation had $70.4 million in assets classified as special mention, $148.9 million in assets classified as substandard, and no assets classified as doubtful or loss. Substantially all nonperforming assets at December 31, 2000, are classified as substandard pursuant to applicable asset classification standards. Of the Corporation's loans which were not classified at December 31, 2000, there were no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

 Loan and Real Estate Review Policy

   Management of the Corporation has the responsibility for establishing policies and procedures for the timely evaluation of the credit risk in the Corporation's loan and real estate portfolios. Management is also responsible for the determination of all specific and estimated provisions for loan losses and impairments for real estate losses, taking into consideration a number of factors, including changes in the composition of the Corporation's loan portfolio and real estate balances, current economic conditions, including real estate market conditions in the Corporation's lending areas that may affect the borrower's ability to make payments on loans, regular examinations by the Corporation's credit review group of the quality of the overall loan and real estate portfolios, and regular review of specific problem loans and real estate.

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

   This credit review group analyzes all significant loans and real estate of the Corporation for appropriate levels of reserves on loans and impairment losses on real estate based on varying degrees of loan or real estate value weakness. These types of loans and real estate are assigned a credit risk rating ranging from one (excellent) to six (loss). Loans with minimal credit risk (not adversely classified or with a credit risk rating of one to four) generally have reserves established on the basis of the Corporation's historical loss experience and various other factors. Loans adversely classified (substandard, doubtful, loss or with a credit risk rating of five or six) have greater levels of specific reserves established as applicable to recognize impairment in the value of loans. Impairment losses are recorded on real estate when the fair value less estimated selling costs of the property is less than the carrying value of the property.

   It is management's responsibility to maintain a reasonable allowance for loan losses applicable to all categories of loans through periodic charges to operations. Management employs a systematic methodology to determine the amount of allocated specific allowances of loan losses. Specific loans that are impaired, or any portion impaired, are allocated a specific allowance equal to the amount of impairment. The estimated allowances established on each of the Corporation's specific pools of outstanding loan portfolios is based on a minimum and maximum percentage range of the specific portfolios as follows:

                                                           Minimum    Maximum
                                                          Loan Loss  Loan Loss
Type of Loan and Status                                   Percentage Percentage
-----------------------                                   ---------- ----------
Residential real estate loans:
  Current................................................      .15%       .25%
  90 days delinquent (or classified substandard).........     7.50      10.00
Residential construction loans:
  Current................................................      .75       1.25
  Classified special mention.............................     2.00       5.00
  90 days delinquent (or classified substandard).........    10.00      20.00
Commercial real estate loans:
  Current................................................      .75       1.25
  Classified special mention.............................     2.00       5.00
  90 days delinquent (or classified substandard).........    10.00      20.00
Commercial operating loans:
  Current................................................      .90       1.25
  Classified special mention.............................     2.00       5.00
  90 days delinquent (or classified substandard).........    10.00      20.00
Agricultural loans:
  Current................................................      .90       1.25
  Classified special mention.............................     2.00       5.00
  90 days delinquent (or classified substandard).........    10.00      20.00
Consumer loans:
  Current--auto..........................................     1.50       2.50
  Current--home equity...................................      .50       1.00
  Current--all others....................................     2.50       3.00
  Classified substandard and 90 days delinquent..........    20.00      30.00
  120 days delinquent (the unsecured balance of consumer
   loans over 120 days delinquent is generally written
   off)..................................................   100.00     100.00
Credit card/taxsaver:
  Current credit card....................................     4.00       5.00
  Current taxsaver.......................................      .50       1.00
  90 days delinquent (or classified substandard).........    20.00      30.00
  120 days delinquent....................................   100.00     100.00
Leases:
  Current................................................     2.00       4.00
  Classified special mention.............................     2.00      10.00
  90 days delinquent (or classified substandard).........    30.00      50.00

 Allowance for Losses on Loans

   The allowance for loan losses is based upon management's continuous evaluation of the collectibility of outstanding loans which takes into consideration such factors as changes in the composition of the loan portfolio and economic and business conditions that may affect the borrower's ability to pay, credit quality and delinquency trends, regular examinations by the Corporation's credit review group of specific problem loans and of the overall portfolio quality and real estate market conditions in the Corporation's lending areas.

   Management determines the elements of the allowance through two methods. The first valuation process is the analysis of specific loans for individual impairment. This impairment is measured according to the provisions of Statements of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." Management applies specific monitoring policies and procedures that vary according to the relative risk profile and other characteristics of the loans within the various loan portfolios. Management completes periodic specific credit evaluations on commercial real estate, construction loans, commercial operating, and agricultural loans and loan relationships with committed balances in excess of $1.0 million. Management reviews these loans to assess the ability of the borrower to service all principal and interest obligations and, as a result, may adjust the risk grade accordingly. Loans and loan relationships in these portfolios which possess, in management's estimation, potential or well defined weaknesses which could effect the full collection of the Corporation's contractual principal and interest are evaluated under more stringent reporting and oversight procedures. These specific loans are classified as either special mention, substandard, doubtful or loss. The loans classified as doubtful or loss are allocated a specific allowance equal to 100% of the amount of the loan.

   The estimated portion of the allowance is based on minimum and maximum range percentages applied to each of the Corporation's specific pools of outstanding loan portfolios. The Corporation's residential, consumer, lease and credit card portfolios are relatively homogenous. Generally, no single loan is individually significant in terms of its size or potential loss. Therefore, management reviews these portfolios by analyzing their performance as a specific pool against which management estimates an allowance for impairment. Management's determination of the level of the reserve for these homogenous pools rests upon various judgments and assumptions used to determine the impairment related to the risk characteristics of the specific portfolio pools. The minimum and maximum range percentages are evaluated at least on a quarterly basis.

   The Corporation's policy is to charge-off loans or portions thereof against the allowance for loan losses in the period in which loans or portions thereof are determined to be uncollectable. A majority of the Corporation's loans are collateralized by residential or commercial real estate. Therefore, the collectibility of such loans is susceptible to changes in prevailing real estate market conditions and other factors which can cause the fair value of the collateral to decline below the loan balance. When the Corporation records charge-offs on these loans, it also begins the foreclosure process of taking possession of the real estate which served as collateral for such loans. Recoveries of loan charge-offs generally occur only when the loan deficiencies are completely cured. Upon foreclosure and conversion of the loan into real estate owned, the Corporation may realize income to real estate operations through the disposition of such real estate when the sale proceeds exceed the carrying value of the real estate.

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

   The following table sets forth the activity in the allowance for loan losses for the periods as indicated:

                           Six Months
                             Ended                 Year Ended June 30,
                          December 31, ------------------------------------------------
                              2000       2000      1999      1998      1997      1996
                          ------------ --------  --------  --------  --------  --------
                                           (Dollars in Thousands)
Allowance for losses on
 loans at beginning of
 year...................    $ 70,556   $ 80,419  $ 64,757  $ 60,929  $ 59,577  $ 59,163
Loans charged-off:
  Single-family
   residential..........        (909)    (1,874)   (2,542)   (2,838)   (2,535)   (1,347)
  Multi-family
   residential and
   commercial real
   estate...............      (2,564)    (1,938)      (71)      --       (300)     (214)
  Consumer and other....     (13,435)   (20,350)  (13,147)  (11,319)  (12,597)   (5,387)
                            --------   --------  --------  --------  --------  --------
  Loans charged-off.....     (16,908)   (24,162)  (15,760)  (14,157)  (15,432)   (6,948)
                            --------   --------  --------  --------  --------  --------
Recoveries:
  Single-family
   residential..........           9         81       210       254       101       267
  Multi-family
   residential and
   commercial real
   estate...............         --           5       --      2,822       297        56
  Consumer and other....       2,539      5,747     3,464     1,740     2,474       894
                            --------   --------  --------  --------  --------  --------
  Recoveries............       2,548      5,833     3,674     4,816     2,872     1,217
                            --------   --------  --------  --------  --------  --------
Net loans charged-off...     (14,360)   (18,329)  (12,086)   (9,341)  (12,560)   (5,731)
                            --------   --------  --------  --------  --------  --------
Provision charged to
 operations.............      27,854     13,760    12,400    13,853    13,427     6,716
                            --------   --------  --------  --------  --------  --------
Activity of combining
 companies to convert to
 June 30 fiscal year....         --         --        --        390       475       --
Allowances acquired in
 acquisitions...........         --         --     17,307     1,273     1,966     1,944
Change in estimate of
 allowance for bulk
 purchased loans........         (87)    (5,294)   (1,959)   (2,324)   (1,878)   (2,273)
Charge-off to allowance
 for bulk purchased
 loans..................         (28)       --        --        (23)      (78)     (242)
Reduction to allowance
 on sale of securitized
 loans..................        (496)       --        --        --        --        --
                            --------   --------  --------  --------  --------  --------
Allowances for losses on
 loans at end of year...    $ 83,439   $ 70,556  $ 80,419  $ 64,757  $ 60,929  $ 59,577
                            ========   ========  ========  ========  ========  ========
Ratio of net loans
 charged-off to average
 loans outstanding
 during the period......         .14%       .19%      .14%      .12%      .18%      .09%
                            ========   ========  ========  ========  ========  ========

Investment Activities

   The Corporation's general policy is to invest primarily in short-term liquid assets in compliance with regulatory requirements to maintain sufficient liquidity to ensure safe and sound operation. As of December 31, 2000, the Corporation had total average liquid assets of approximately $2.0 billion, which consisted of $152.3 million in cash and $1.8 billion in agency-backed securities. The Corporation's liquidity ratio was 15.66% as of December 31, 2000. See "Regulation--Liquidity Requirements." The Corporation's management objective is to maintain liquidity at a level sufficient to assure adequate funds, taking into account anticipated cash flows and available sources of credit, to allow future flexibility to meet withdrawal requests, to fund loan commitments, to maximize income while protecting against credit risks and to manage the repricing characteristics of the Corporation's assets and liabilities. Such liquid funds are managed in an effort to produce the highest yield consistent with maintaining safety of principal and within regulations governing the thrift industry. The relative size and mix of investment securities in the Corporation's portfolio are based on management's judgment compared to the yields and maturities available on other investment securities. The Corporation emphasizes low credit risk in selecting investment options.

   The following table sets forth the carrying values of the Corporation's investment securities and short-term cash investments as of the dates indicated as follows:

                                                             June 30,
                                       December 31, --------------------------
                                           2000       2000     1999     1998
                                       ------------ -------- -------- --------
                                                   (In Thousands)
U.S. Treasury and other Government
 agency obligations...................   $534,502   $894,099 $833,957 $590,362
Obligations of states and political
 subdivisions.........................    141,363     51,646   54,450   55,691
Other securities......................     95,272     47,422   58,164   27,251
                                         --------   -------- -------- --------
    Total investment securities.......    771,137    993,167  946,571  673,304
Interest-earning cash on deposit
 (federal funds)......................      1,283      1,086   39,585   62,886
                                         --------   -------- -------- --------
    Total investments.................   $772,420   $994,253 $986,156 $736,190
                                         ========   ======== ======== ========

 The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Corporation's investment securities at December 31, 2000:

                        One Year       Over One Within  Over Five Within      More Than
                         or Less         Five Years         Ten Years         Ten Years               Total
                    ----------------- ----------------- ----------------- ----------------- --------------------------
                    Amortized Average Amortized Average Amortized Average Amortized Average Amortized  Market  Average
                      Cost     Yield    Cost     Yield    Cost     Yield    Cost     Yield    Cost     Value    Yield
                    --------- ------- --------- ------- --------- ------- --------- ------- --------- -------- -------
                                                          (Dollars In Thousands)
U.S. Treasury and
 other Government
 agency
 obligations.......  $ 9,519   5.70%  $252,627   6.25%  $ 72,768   6.97%  $199,369   6.88%  $534,283  $534,502  6.57%
States and
 political
 subdivisions......    2,696   5.01     16,469   5.79     20,273   5.26     97,770   5.62    137,208   141,363  5.58
Other debt
 securities........      --     --      35,656   7.44     13,999   7.17     44,193   7.68     93,848    95,272  7.51
                     -------   ----   --------   ----   --------   ----   --------   ----   --------  --------  ----
  Total............  $12,215   5.55%  $304,752   6.36%  $107,040   6.67%  $341,332   6.62%  $765,339  $771,137  6.51%
                     =======   ====   ========   ====   ========   ====   ========   ====   ========  ========  ====

 For further information regarding the Corporation's investment securities, see Note 4 to the Consolidated Financial Statements under Item 8 of this Report.

Sources of Funds

 General

   Deposits have historically been the major source of the Corporation's funds for lending and other investment purposes. In addition to deposits, the Corporation derives funds from principal and interest repayments on loans and mortgage-backed securities, sales of loans, FHLB advances, prepayment and maturity of investment securities, and other borrowings. At December 31, 2000, deposits made up 67.3% of total interest-bearing liabilities compared to 58.2% at June 30, 2000, and 65.8% at June 30, 1999. Deposit levels are significantly influenced by general interest rates, economic conditions and competition. Other borrowings, primarily FHLB advances, are utilized to compensate for any decreases in the normal or expected inflow of deposits.

 Deposits

   The Corporation's deposit strategy is to emphasize retail branch deposits through extensive marketing efforts and product promotion, such as by offering a variety of checking accounts and deposit programs to satisfy customer needs. As a community bank, the Corporation has increased its non-interest bearing negotiable order of withdrawal ("NOW") accounts and plans to increase such non-interest bearing accounts in the future. In addition, the Corporation intends to continue pricing its certificates of deposit products at rates that minimize the Corporation's total costs of funds. The competition for certificates of deposit is very strong in a market of shrinking funds as individuals continually seek the most attractive investment alternatives available. Rates on deposits are priced based on investment opportunities as the Corporation attempts to control the flow of funds in its deposit accounts according to its business objectives and the cost of alternative sources of funds.

   During the six months ended December 31, 2000, passbook accounts increased $285.7 million to $1.9 billion at December 31, 2000. Market rate savings accounts decreased $149.0 million to a balance of $382.3 million at December 31, 2000, compared to $531.3 million at June 30, 2000. The Corporation experienced a product mix shift from market rate savings to passbook accounts during fiscal year 2000 resulting in a net increase of $60.2 million between these two categories during fiscal 2000. This trend continued in the transition period ended December 31, 2000. NOW accounts increased slightly during the six months ended December 31, 2000, to $1.1 billion compared to $1.0 billion at June 30, 2000. At December 31, 2000, non-interest bearing deposits increased $21.2 million to $562.4 million, or 7.3% of total deposits, compared to $541.1 million, or 7.4% of total deposits at June 30, 2000, $541.2 million, or 7.1% of total deposits at June 30, 1999, and $405.1 million, or 6.2% at June 30, 1998. Fixed-term, fixed-rate retail certificates at December 31, 2000, represented 57.0% (or $4.4 billion) of total deposits compared to 57.2% (or $4.2 billion) of total deposits at June 30, 2000, and 59.7% at June 30, 1999 (or $4.6 billion). The Corporation offers certificate accounts with terms ranging from one month to 120 months. The net increase in certificates of deposits comparing December 31, 2000, to June 30, 2000, is due primarily to the Corporation's expanded use of brokered deposits for funding needs. At December 31, 2000, brokered deposits increased to $322.1 million compared to $82.4 million at June 30, 2000. Total deposits increased $364.0 million during the six months ended December 31, 2000, compared to decreases of $324.9 million during fiscal year 2000 and $211.1 million during fiscal year 1999, excluding deposits from acquisitions. The net increase comparing December 31, 2000, to June 30, 2000, is due primarily to the increase in brokered certificates of deposits as previously discussed and increased passbook accounts, offset by the decrease in market rate savings accounts. The net decreases in deposits comparing fiscal years 2000 and 1999 are primarily the result of depositors leaving for higher interest rates for more attractive investment alternatives.

 The following table sets forth the balances and percentages of the various types of deposits offered by the Corporation at the dates indicated and the change in the dollar amount of deposits between such dates:

                         December 31, 2000                  June 30, 2000                      June 30, 1999
                   ------------------------------  ----------------------------------  ------------------------------
                                % of    Increase                  % of      Increase                % of    Increase
                     Amount   Deposits (Decrease)    Amount     Deposits   (Decrease)    Amount   Deposits (Decrease)
                   ---------- -------- ----------  ----------  ----------  ----------  ---------- -------- ----------
                                                                 (Dollars In Thousands)
Passbook
 accounts........  $1,861,074   24.2%  $  285,694  $1,575,380        21.5% $ 438,098   $1,137,282   14.9%  $  146,286
NOW accounts.....   1,065,970   13.8       37,330   1,028,640        14.0     (8,281)   1,036,921   13.5      156,920
Market rate
 savings.........     382,344    5.0     (148,973)    531,317         7.3   (377,916)     909,233   11.9      268,746
Certificates of
 deposit.........   4,385,098   57.0      189,935   4,195,163        57.2   (376,816)   4,571,979   59.7      525,256
                   ----------  -----   ----------  ----------  ----------  ---------   ----------  -----   ----------
 Total deposits..  $7,694,486  100.0%  $  363,986  $7,330,500       100.0% $(324,915)  $7,655,415  100.0%  $1,097,208
                   ==========  =====   ==========  ==========  ==========  =========   ==========  =====   ==========
                      June 30, 1998
                   -------------------
                                % of
                     Amount   Deposits
                   ---------- --------
Passbook
 accounts........  $  990,996   15.1%
NOW accounts.....     880,001   13.4
Market rate
 savings.........     640,487    9.8
Certificates of
 deposit.........   4,046,723   61.7
                   ---------- --------
 Total deposits..  $6,558,207  100.0%
                   ========== ========

 The following table shows the composition of average deposit balances and average rates for the periods as indicated:

                       Six Months
                          Ended                              Year Ended June 30,
                      December 31,     -------------------------------------------------------------------
                          2000                 2000                    1999                   1998
                   ------------------- ----------------------  ----------------------  -------------------
                    Average     Avg.    Average       Avg.      Average       Avg.      Average     Avg.
                    Balance     Rate    Balance       Rate      Balance       Rate      Balance     Rate
                   ---------- -------- ----------  ----------  ----------  ----------  ---------- --------
                                                 (Dollars In Thousands)
Passbook
 accounts........  $1,703,299   5.34%  $1,320,996        4.48% $1,125,632       3.70%  $1,012,228   3.93%
NOW accounts.....   1,031,255    .61    1,041,483         .71   1,020,345       1.20      820,819   1.23
Market rate
 savings.........     448,043   3.82      774,660        4.01     745,265       3.62      521,421   3.51
Certificates of
 deposit.........   4,283,327   5.88    4,295,975        5.31   4,497,729       5.38    4,223,217   5.81
                   ----------  -----   ----------  ----------  ----------  ---------   ----------  -----
Average deposit
 accounts........  $7,465,924   4.90%  $7,433,114        4.38% $7,388,971       4.37%  $6,577,685   4.77%
                   ==========  =====   ==========  ==========  ==========  =========   ==========  =====


   The following table sets forth the Corporation's certificates of deposit (fixed maturities) classified by rates at the periods as indicated:

                                                           June 30,
                                  December 31, --------------------------------
Rate                                  2000        2000       1999       1998
----                              ------------ ---------- ---------- ----------
                                                 (In Thousands)
Less than 3.00%..................  $    2,046  $    7,685 $    6,555 $    4,894
3.00%-3.99%......................       6,119       6,740     73,342      7,858
4.00%-4.99%......................     583,156     771,419  1,816,539    371,298
5.00%-5.99%......................   1,251,274   2,007,819  2,310,800  2,983,982
6.00%-6.99%......................   2,313,213   1,328,741    307,487    622,235
7.00%-7.99%......................     227,833      70,974     53,311     51,282
8.00% and over...................       1,457       1,785      3,945      5,174
                                   ----------  ---------- ---------- ----------
Certificates of deposit..........  $4,385,098  $4,195,163 $4,571,979 $4,046,723
                                   ==========  ========== ========== ==========

   The following table presents the outstanding amount of certificates of deposit in amounts of $100,000 or more by time remaining until maturity at the periods as indicated:

                                                              June 30,
                                        December 31, --------------------------
Maturity Period                             2000       2000     1999     1998
---------------                         ------------ -------- -------- --------
                                                    (In Thousands)
Three months or less...................   $353,172   $208,258 $482,996 $160,536
Over three through six months..........    222,913    117,680  124,793   87,625
Over six through twelve months.........    279,053    254,141  143,127  100,087
Over twelve months.....................     61,388    113,341   41,427   89,463
                                          --------   -------- -------- --------
  Total................................   $916,526   $693,420 $792,343 $437,711
                                          ========   ======== ======== ========

 Borrowings

   The Corporation has also relied upon other borrowings, primarily advances from the FHLB, as additional sources of funds. The maximum amount of FHLB advances which the FHLB will advance for purposes other than meeting deposit withdrawals fluctuates from time to time in accordance with federal regulatory policies. The Corporation is required to maintain an investment in FHLB stock in an amount equal to the greater of 1.0% of the aggregate unpaid loan principal of the Corporation's loans secured by home mortgage loans, home purchase contracts and similar obligations, or 5.0% of advances from the FHLB to the Corporation. The Corporation is also required to pledge such stock as collateral for FHLB advances. In addition to this collateral requirement, the Corporation is required to pledge additional collateral which may be unencumbered whole residential first mortgages with an aggregate unpaid principal amount equal to 158.0% of the Corporation's total outstanding FHLB advances. Alternatively, the Corporation can pledge 90.0% of the market value of U.S. government or U.S. government agency guaranteed securities, including mortgage-backed securities, as collateral for the outstanding FHLB advances. Pursuant to this requirement, as of December 31, 2000, the Corporation had pledged $3.8 billion of its real estate loans and $98.2 million of its mortgage backed securities and held FHLB stock totaling $251.5 million.

   At December 31, 2000, the Corporation had advances totaling approximately $3.6 billion from the FHLB at interest rates ranging from 4.30% to 9.95% and at a weighted average rate of 6.41%. At June 30, 2000, and 1999, such advances from the FHLB totaled $5.0 billion and $3.6 billion at a weighted average rate of 5.98% and 5.05%. Fixed-rate advances totaling $1.7 billion at December 31, 2000, with a weighted average rate of 5.29% were convertible into adjustable-rate advances at the option of the FHLB with call dates ranging from January 2001 to March 2003. Such convertible advances all have scheduled maturities due over five years.

   Set forth below is certain information relating to the Corporation's securities sold under agreements to repurchase and FHLB advances at the dates and for the periods indicated:

                               Six Months
                                 Ended           Year Ended June 30,
                              December 31, ----------------------------------
                                  2000        2000        1999        1998
                              ------------ ----------  ----------  ----------
                                         (Dollars in Thousands)
REPURCHASE AGREEMENTS
Balance at end of year.......  $    6,905  $   33,379  $  128,514  $  334,294
Maximum month-end balance....  $   33,411  $  132,432  $  334,294  $  639,294
Average balance..............  $   18,692  $   69,763  $  209,111  $  501,979
Weighted average interest
 rate during the year........        4.98%       5.62%       5.94%       6.08%
Weighted average interest
 rate at end of year.........        4.91%       4.99%       5.72%       5.96%

FHLB ADVANCES
Balance at end of year.......  $3,565,465  $5,049,582  $3,632,241  $2,379,182
Maximum month-end balance....  $5,180,560  $5,049,582  $3,709,348  $2,379,182
Average balance..............  $4,883,700  $4,373,510  $3,000,837  $2,061,056
Weighted average interest
 rate during the year........        6.10%       5.51%       5.26%       5.89%
Weighted average interest
 rate at end of year.........        6.41%       5.98%       5.05%       5.69%

   For additional information on the Corporation's FHLB advances, securities sold under agreements to repurchase and other borrowings, see Notes 14 and 15 to the Consolidated Financial Statements under Item 8 of this Report.

 Customer Services

   Retail management aggressively markets the Bank's various checking and loan products since these are the principal entry points for consumers seeking a banking relationship. The Corporation's goal is to become the new customer's primary bank so that the opportunity is there immediately and over time to cross-sell the Bank's numerous services to develop profitable household relationships. Accordingly, management continues to update the data processing equipment within the branch operations to provide a cost-effective and efficient delivery of services to the Bank's customers. Management has also been proactive in the implementation of new consumer-oriented technologies, including the introduction of online banking and bill-paying through the Bank's web site at www.comfedbank.com. Management continues to strive to provide customers with the ability to bank when, where and how they choose. In addition to online banking, the Bank offers customers the ability to bank in person at its free-standing branch offices and supermarket locations, many of which offer extended weekday and weekend hours; by telephone, utilizing the Bank's 24-hour AccessNow automated customer service system tied to extended-hour operator availability; and by ATM through the Bank's proprietary network and links to other national and international ATM services. Additional information about the Bank's competitive products can be obtained from the Bank's web site.

Subsidiaries

   The Bank is permitted to invest an amount equal to 2.0% of its consolidated regulatory assets in capital stock and secured and unsecured loans in its service corporations, and an amount equal to an additional 1.0% of its consolidated regulatory assets when such additional investment is used for community development purposes. In addition, federal savings institutions meeting regulatory capital requirements and certain other tests may invest up to 50.0% of their regulatory core capital in conforming first mortgage loans to service corporations. Under such limitations, at December 31, 2000, the Bank was authorized to invest up to $314.8 million in the stock of, or loans to, service corporations (based upon the 3.0% limitation). As of December 31, 2000, the Bank's investment in capital stock in its service corporations and their wholly-owned subsidiaries was $8.5 million plus unsecured loans totaling $28,000.

   Regulatory capital standards also contain a provision requiring that in determining capital compliance all savings associations must deduct from capital the amount of all post April 12, 1989, investments in and extensions of credit to subsidiaries engaged in activities not permissible for national banks. Currently, the Bank has two subsidiaries (Commercial Federal Service Corporation and First Savings Investment Corporation) engaged in activities not permissible for national banks. Investments in such subsidiaries must be 100% deducted from capital. See "Regulation--Regulatory Capital Requirements." At December 31, 2000, the total investment in such subsidiaries was $7.2 million which was deducted from capital. Capital deductions are not required for investment in subsidiaries engaged in non-national bank activities as agent for customers rather than as principal, subsidiaries engaged solely in mortgage banking activities, and certain other exempted subsidiaries.

   The Bank is also required to give the FDIC and the Director of OTS 30 days prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. Both the FDIC and the Director of OTS have authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution.

   At December 31, 2000, the Bank had sixteen wholly-owned subsidiaries, six of which own and operate certain real estate properties of the Bank. With the exception of the two real estate subsidiaries discussed above, these subsidiaries are considered engaged in permissible activities and do not require deductions from capital. CFMC was approved by the OTS in 1994 to be classified as an "operating subsidiary" and as such, CFMC ceased to be subject to the regulatory investment limitation in service corporation. Liberty Leasing Company is also an operating subsidiary. The remaining wholly owned subsidiaries, exclusive of CFMC and Liberty Leasing Company, are classified as service corporations. Descriptions of the principal active subsidiaries of the Bank follow.

   See Exhibit 21 "Subsidiaries of the Corporation" herein for a complete listing of all subsidiaries of the Corporation.

 Commercial Federal Mortgage Corporation ("CFMC")

   CFMC is a full-service mortgage banking company. The Corporation's real estate lending, secondary marketing, mortgage servicing and foreclosure activities are conducted primarily through CFMC. At December 31, 2000, CFMC serviced 59,200 loans for the Bank and 138,700 loans for others. See "Lending Activities-- Loan Servicing for Other Institutions."

 Commercial Federal Investment Services, Inc. ("CFIS")

   CFIS offers customers discount brokerage services through INVEST, a service of INVEST Financial Corporation ("IFC"), in many of the Corporation's branch offices. INVEST provides investment advice and access to all major stock, bond, mutual fund, and option markets. IFC, the registered broker-dealer, provides all support functions either independently or through affiliates. INVEST affects transactions only on behalf of its customers and does not buy or sell for its own account nor does it underwrite securities. CFIS also offers these same services through Financial Network Investment Corporation ("FNIC") in certain other branches. FNIC operations were added to CFIS as a result of a 1998 acquisition.

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

 Tower Title & Escrow Company ("TTE")

   TTE was formed in 1996 with operations consisting of escrow closings, title insurance and title searches. TTE services the Corporation's loan production process and offers its services to other lending institutions. On January 1, 2001, the Bank sold its majority ownership in TTE stock, reducing the Bank's ownership interest to 20%.

Employees

   At December 31, 2000, the Corporation and its wholly-owned subsidiaries had 3,152 employees (2,875 full-time equivalent employees). The Corporation provides its employees with a comprehensive benefit program, including basic and major medical insurance, dental plan, a deferred compensation 401(k) plan, life insurance, accident insurance and short and long-term disability coverage. The Corporation also offers discounts on loan fees to its employees who qualify based on term of employment (except that no preferential rates or terms are offered to executive officers and senior management). The Corporation considers its employee relations to be good.

Competition

   The Corporation faces strong competition in the attraction of deposits and in the origination of real estate, consumer and commercial loans. Its most direct competition for savings deposits has come historically from commercial banks and from thrift institutions located in its primary market areas. The Corporation's primary market area for savings deposits includes Colorado, Iowa, Nebraska, Kansas, Oklahoma, Missouri and Arizona and, for loan originations, includes Colorado, Iowa, Nebraska, Kansas, Oklahoma, Missouri, Arizona, Florida and Las Vegas, Nevada (primarily residential construction lending). Management believes that the Corporation's extensive branch network has enabled the Corporation to compete effectively for deposits and loans against other financial institutions. The Corporation has been able to attract savings deposits primarily by offering depositors a wide variety of deposit accounts, convenient branch locations, a full range of financial services and competitive rates of interest.

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

 Enactment of the Gramm-Leach-Bliley Act

   On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was signed into law which, effective March 11, 2000, authorized affiliations between banking, securities and insurance firms and authorized bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The GLB Act, however, prohibits future affiliations between existing unitary savings and loan holding companies, like the Corporation, and firms that are engaged in commercial activities and prohibits the formation of new unitary holding companies.

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

 Regulatory Capital Requirements

   At December 31, 2000, the Bank exceeded all minimum regulatory capital requirements mandated by the OTS. The following table sets forth information relating to the Bank's regulatory capital compliance at December 31, 2000:

                                                Actual    Requirement  Excess
                                               ---------  ----------- --------
                                                   (Dollars In Thousands)
Bank's stockholder's equity................... $ 999,917
Add accumulated losses on certain available
 for sale securities and cash flow hedges,
 net..........................................    15,322
Less intangible assets........................  (207,427)
Less investments in non-includable
 subsidiaries.................................    (7,182)
                                               ---------   --------   --------
Tangible capital.............................. $ 800,630   $184,557   $616,073
                                               =========   ========   ========
Tangible capital to adjusted assets(1)........     6.51%      1.50%      5.01%
                                               =========   ========   ========
Tangible capital.............................. $ 800,630
Plus certain restricted amounts of other
 intangible assets............................     5,063
                                               ---------   --------   --------
Core capital (Tier 1 capital)................. $ 805,693   $369,267   $436,426
                                               =========   ========   ========
Core capital to adjusted assets(2)............     6.55%      3.00%      3.55%
                                               =========   ========   ========
Core capital.................................. $ 805,693
Plus unrealized gains on available for sale
 equity securities............................        12
Plus general loan loss allowances.............    74,140
                                               ---------   --------   --------
Risk-based capital (Total capital)............ $ 879,845   $594,373   $285,472
                                               =========   ========   ========
Risk-based capital to risk-weighted
 assets(3)....................................    11.84%      8.00%      3.84%
                                               =========   ========   ========

--------
(1) Based on adjusted total assets totaling $12,303,820.
(2) Based on adjusted total assets totaling $12,308,884.
(3) Based on risk-weighted assets totaling $7,429,661.

   FDICIA established five regulatory capital categories: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized; and authorized banking regulatory agencies to take prompt corrective action with respect to institutions in the three undercapitalized categories. These corrective actions become increasingly more stringent as an institution's regulatory capital declines. In addition, the OTS has a prompt corrective action rule under which a savings institution that has a core capital ratio of less than 4.0% would be deemed to be "undercapitalized" and may be subject to certain sanctions. At December 31, 2000, the Bank exceeded the minimum requirements for the well-capitalized category as shown in the following table:

                                 Tier 1 Capital Tier 1 Capital   Total Capital
                                  to Adjusted      to Risk-        to Risk-
                                  Total Assets  Weighted Assets Weighted Assets
                                 -------------- --------------- ---------------
Percentage of adjusted assets..      6.55%          10.84%          11.84%
Minimum requirements to be
 classified well-capitalized...      5.00%           6.00%          10.00%

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

   Core capital consists of tangible capital plus restricted amounts of certain grandfathered intangible assets. The Bank may also include non-mortgage servicing rights in the calculation of core capital. The Bank's core capital of $805.7 million at December 31, 2000, did not include any qualifying supervisory goodwill but did include $5.1 million of restricted amounts of certain intangible assets (core value of deposits).

   Core capital is further reduced by an amount equal to the savings association's debt and equity investments in subsidiaries engaged in activities not permissible for national banks. At December 31, 2000, the Bank had approximately $7.2 million of debt and equity invested in two subsidiaries which are engaged in activities not permissible for national banks that was deducted from capital. See "Business--Subsidiaries."

   Risk-based capital is comprised of core capital and supplementary capital. Supplementary capital consists of certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the Bank's loan loss allowances. The portion of the allowances for loan losses includable in supplementary capital is limited to 1.25% of risk-weighted assets and totaled $74.1 million at December 31, 2000.

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

   The Bank was in compliance with this requirement at December 31, 2000, with an investment in FHLB stock totaling $251.5 million compared to a required amount of $178.3 million.

 Liquidity Requirements

   The OTS has established an interim rule whereby savings institutions are only required to maintain sufficient liquidity to ensure its safe and sound operation. The average liquidity ratio of the Bank as of December 31, 2000, was 15.66%.

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

   If the Bank satisfies the test, it will continue to enjoy full borrowing privileges from the FHLB of Topeka. If it does not satisfy the test it may lose its borrowing privileges and be subject to activities and branching restrictions applicable to national banks. Compliance with the QTL test is measured on a monthly basis and the Bank must meet the test in nine out of every 12 months. As of December 31, 2000, the Bank was in compliance with the QTL test with approximately 84.79% of the Bank's portfolio assets invested in Qualified Thrift Investments.

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

   At December 31, 2000, the Bank is required to file an application to the OTS for approval prior to paying a capital distribution. During calendar year 2000 the Bank incurred a net loss of approximately $9.1 million and made capital distributions totaling $130.2 million. Accordingly, total distributions exceeded the Bank's retained net income for calendar year 2000 plus the preceding two years (the "retained net income standard") by $66.1 million. Despite the above authority, the OTS may prohibit any savings institution from making a capital distribution if the OTS determined that the distribution constituted an unsafe or unsound practice. Furthermore, under the OTS's prompt corrective action regulations the Bank would be prohibited from making any capital distributions if, after making the distribution, the Bank would not satisfy its minimum capital requirements.

 Deposit Insurance

   The SAIF insures the Bank's deposit accounts up to applicable regulatory limits. The Bank also has a portion of deposits (approximately 14%) acquired from acquisitions that are insured by the BIF. The FDIC establishes an assessment rate for deposit insurance premiums which protects the insurance fund and considers the fund's operating expenses, case resolution expenditures, income and effect of the assessment rate on the earnings and capital of SAIF members. The SAIF assessment is based on the capital adequacy and supervisory rating of the institution and is assigned by the FDIC.

   The FDIC's assessment schedule for SAIF deposit insurance mandates the assessment rate for well-capitalized institutions with the highest supervisory ratings be reduced to zero and institutions in the lower risk assessment classification be assessed at the rate of .27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions were also required to pay assessments to the FDIC at the rate of .064% of insured deposits to help fund interest payments on certain bonds issued by the Financing Corporation, an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, the BIF members were assessed for the Financing Corporation obligations at the rate of .013% of insured deposits. Since January 1, 2000, however, both the BIF and SAIF members are being assessed at the same rate. The Financing Corporation assessment rate is reset quarterly. The rates for the third and fourth quarters of 2000 were 2.06 basis points and 2.02 basis points, respectively, and for the first quarter of 2001 the note will be 1.96 basis points.

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

 Federal Reserve System

   Pursuant to current regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3.0% on the first $42.8 million of transaction accounts, plus 10.0% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 2000, the Bank met its reserve requirements.

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

   The Corporation would also have to register as a bank holding company and become subject to applicable restrictions unless the Bank requalified as a QTL within one year thereafter. See "Regulation--Qualified Thrift Lender Test."

 Restrictions on Acquisitions

   The Corporation must obtain the prior approval of the OTS before acquiring control of any other savings institution. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25.0% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

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

ITEM 2. PROPERTIES

   At December 31, 2000, the Corporation conducted business through 241 branch offices in eight states: Iowa (63), Colorado (44), Nebraska (44), Kansas (37), Oklahoma (22), Missouri (20), Arizona (7) and Minnesota (4). The Corporation has announced a series of branch divestitures as part of its key strategic initiatives. Eleven branches were consolidated on February 9, 2001, and it is expected that 37 branches to be sold will be completed by September 2001. After the completion of this initiative the Corporation will operate 193 branch offices in seven states: Colorado (44), Nebraska (41), Iowa (41), Kansas (27), Oklahoma (19), Missouri (14) and Arizona (7).

   At December 31, 2000, the Corporation owned the buildings for 143 of its branch offices and leased the remaining 98 offices under leases expiring (not assuming exercise of renewal options) between January 2001 and September 2048. The Corporation has 267 "Cashbox" ATMs located throughout its eight-state region. At December 31, 2000, the total net book value of land, office properties and equipment owned by the Corporation was $167.2 million. Management believes that the Corporation's premises are suitable for its present and anticipated needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR COMMERCIAL FEDERAL CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Corporation's common stock is traded on the New York Stock Exchange under the symbol "CFB." The following table sets forth the high, low and closing sales prices and dividends declared for the periods indicated for the common stock:

                                                   Common Stock Price
                                                  -------------------- Dividends
   Quarter Ended                                   High   Low   Close  Declared
   -------------                                  ------ ------ ------ ---------
   December 31, 2000............................. $20.38 $16.06 $19.44   $.070
   September 30, 2000............................  19.25  16.31  19.13    .070

   June 30, 2000.................................  17.13  14.81  15.56    .070
   March 31, 2000................................  16.81  12.19  16.63    .070
   December 31, 1999.............................  20.81  16.25  17.81    .070
   September 30, 1999............................  24.69  18.63  19.63    .065

   June 30, 1999.................................  25.00  22.00  23.19    .065
   March 31, 1999................................  24.00  21.06  23.19    .065
   December 31, 1998.............................  24.44  19.63  23.19    .065
   September 30, 1998............................  32.38  22.00  23.56    .055

   As of December 31, 2000, there were 53,208,628 shares of common stock issued and outstanding that were held by approximately 5,800 shareholders of record and 2,834,980 shares subject to outstanding options. The number of shareholders of record does not reflect the persons or entities who hold their stock in nominee or "street" name.

   Cash dividends declared totaled $7.6 million, or $.14 per common share ($.28 annualized per common share), for the six months ended December 31, 2000. Cash dividends declared for fiscal year 2000 totaled $15.8 million, or $.275 per common share, compared to fiscal year 1999 of $15.1 million, or $.25 per common share, and fiscal year 1998 of $7.8 million, or $.212 per common share. The fiscal year 1998 cash dividends declared and per share amount represents what was authorized by the Corporation's Board of Directors only and was not restated for any of the acquisitions accounted for as pooling of interests. For information regarding the payment of future dividends and any possible restrictions see "MD&A--Liquidity and Capital Resources" under Item 7 of this Report and Note 18 to the Consolidated Financial Statements under Item 8 of this Report.

ITEM 6. SELECTED FINANCIAL DATA

                           Six Months
                             Ended                         Year Ended June 30,
                          December 31,  --------------------------------------------------------------
                              2000         2000         1999         1998         1997         1996
                          ------------  -----------  -----------  -----------  -----------  ----------
                                       (Dollars in Thousands Except Per Share Data)
Interest income.........  $   498,732   $   927,690  $   839,354  $   757,688  $   717,592  $  673,470
Interest expense........      344,297       585,549      507,021      477,389      453,969     437,443
                          -----------   -----------  -----------  -----------  -----------  ----------
Net interest income.....      154,435       342,141      332,333      280,299      263,623     236,027
Provision for loan
 losses.................      (27,854)      (13,760)     (12,400)     (13,853)     (13,427)     (6,716)
Loan servicing fees,
 net....................       11,521        25,194       22,961       24,523       25,910      21,805
Retail fees and
 charges................       25,650        43,230       36,740       30,284       26,198      21,207
Real estate operations..       (4,809)          (88)      (1,674)       1,894        1,314       1,376
Gain (loss) on sales of
 loans..................      (18,023)         (110)       3,423        3,092        2,142       1,940
Gain (loss) on sales of
 securities and
 termination of interest
 rate swap agreements,
 net....................      (69,462)          --         4,376        3,765          510        (294)
Other operating income..       15,017        33,613       24,189       23,702       15,914      13,844
General and
 administrative
 expenses(1)............      148,389       251,931      238,594      206,123      204,130     159,990
Amortization of
 intangible assets......        8,153        17,236       15,702        7,814       11,235      10,479
                          -----------   -----------  -----------  -----------  -----------  ----------
Income (loss) before
 income taxes,
 extraordinary items and
 cumulative effect
 of change in accounting
 principle..............      (70,067)      161,053      155,652      139,769      106,819     118,720
Income tax provision
 (benefit)..............      (19,691)       55,269       63,260       52,356       37,980      39,887
                          -----------   -----------  -----------  -----------  -----------  ----------
Income (loss) before
 extraordinary items and
 cumulative effect of
 change in accounting
 principle..............      (50,376)      105,784       92,392       87,413       68,839      78,833
Extraordinary items,
 net(2).................          --            --           --           --          (583)        --
Cumulative effect of
 change in accounting
 principle, net(3)......      (19,125)       (1,776)         --           --           --          --
                          -----------   -----------  -----------  -----------  -----------  ----------
Net income (loss).......  $   (69,501)  $   104,008  $    92,392  $    87,413  $    68,256  $   78,833
                          ===========   ===========  ===========  ===========  ===========  ==========
Earnings (loss) per
 share:(4)
 Income (loss) before
  extraordinary items
  and cumulative effect
  of change in
  accounting principle..  $      (.92)  $      1.82  $      1.54  $      1.52  $      1.17  $     1.28
 Extraordinary items,
  net(2)................          --            --           --           --          (.01)        --
 Cumulative effect of
  change in accounting
  principle, net(3).....         (.35)         (.03)         --           --           --          --
                          -----------   -----------  -----------  -----------  -----------  ----------
 Net income (loss)......  $     (1.27)  $      1.79  $      1.54  $      1.52  $      1.16  $     1.28
                          ===========   ===========  ===========  ===========  ===========  ==========
Dividends declared per
 common share...........  $      .140   $      .275  $      .250  $      .212  $      .185  $     .178
                          ===========   ===========  ===========  ===========  ===========  ==========
Other data:
 Net interest rate
  spread................         2.46%         2.67%        2.85%        2.62%        2.58%       2.45%
 Net yield on interest-
  earning assets........         2.44%         2.78%        2.99%        2.88%        2.86%       2.72%
 Return on average
  assets(5).............       (1.01)%          .77%         .77%         .85%         .70%        .87%
 Return on average
  equity(5).............      (15.30)%        10.85%        9.95%       10.96%        9.18%      13.34%
 Dividend payout ratio..          n/a         15.36%       16.23%       13.95%       15.95%      13.91%
 Total number of
  branches at end of
  period................          241           255          256          195          190         175
Total assets............  $12,540,304   $13,793,038  $12,775,462  $10,399,229  $10,040,596  $9,330,187
Investment securities...      771,137       993,167      946,571      673,304      622,240     528,115
Mortgage-backed
 securities.............    1,514,510     1,220,138    1,282,545    1,091,849    1,388,940   1,590,907
Loans receivable, net...    8,893,374    10,407,692    9,326,393    7,857,276    7,360,481   6,573,624
Intangible assets.......      207,427       230,850      252,677       77,186       58,166      44,453
Deposits................    7,694,486     7,330,500    7,655,415    6,558,207    6,589,395   6,304,620
Advances from Federal
 Home Loan Bank.........    3,565,465     5,049,582    3,632,241    2,379,182    1,719,841   1,643,160
Other borrowings........      175,343       206,026      353,897      444,968      800,608     473,317
Stockholders' equity....      863,739       987,978      966,883      861,195      764,066     756,443
Book value per common
 share..................        16.23         17.67        16.22        14.67        13.08       12.19
Tangible book value per
 common share...........        12.33         13.54        11.98        13.35        12.08       11.48
Regulatory capital
 ratios of the Bank:
 Tangible capital.......         6.51%         6.55%        6.97%        7.88%        7.40%       7.27%
 Core capital (Tier 1
  capital)..............         6.55%         6.59%        7.05%        7.99%        7.53%       7.46%
 Risk-based capital--
  Tier 1 capital........        10.84%        11.74%       12.74%       14.58%       14.37%      14.32%
  Total capital.........        11.84%        12.59%       13.70%       15.49%       15.25%      15.19%

                            (Footnotes on next page)

--------
(1) Includes exit costs and termination benefits totaling $25.8 million and $3.9 million, respectively, for the six months ended December 31, 2000, and fiscal year 2000; and merger and other nonrecurring expenses totaling $30.1 million, $25.2 million, $38.3 million and $5.5 million for fiscal years 1999, 1998, 1997 and 1996.
(2) Represents the loss on early retirement of debt, net of income tax benefits.
(3) Represents the cumulative effect of the change in method of accounting for derivative instruments and hedging activities, net of income tax benefit, for the six months ended December 31, 2000, and for start-up and organizational costs, net of income tax benefit for fiscal year 2000.
(4) All periods presented are based on diluted earnings (loss) per share. The conversion of stock options for the six months ended December 31, 2000, is not assumed since the Corporation incurred a loss from operations. As a result, for the six months ended December 31, 2000, the diluted loss per share is computed the same as the basic loss per share.
(5)  Return on average assets (ROAA) and return on average stockholders' equity
     (ROAE) for the six months ended December 31, 2000, are .39% and 5.88%, respectively, excluding the after-tax effect of nonrecurring income and charges totaling $96.2 million. ROAA and ROAE for fiscal year 2000 are .76% and 10.77% excluding the after-tax effect of nonrecurring income and charges totaling $756,000. ROAA and ROAE for fiscal year 1999 are 1.00% and 12.86% excluding the after-tax effect of merger-related and other nonrecurring charges totaling $27.1 million. ROAA and ROAE for fiscal year 1998 are 1.06% and 13.65% excluding the after-tax effect of merger-related and other nonrecurring charges totaling $21.5 million. ROAA and ROAE for fiscal year 1997 are .97% and 12.58% excluding the after-tax effect of the nonrecurring expenses totaling $25.1 million associated with the SAIF special assessment, the repurchase of 2,812,725 shares of the Corporation's common stock and other charges. ROAA and ROAE for fiscal year 1996 are .92% and 14.05% excluding the after-tax effect of merger-related and other nonrecurring expenses totaling $4.2 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   Commercial Federal Corporation (the "Corporation") is a unitary non-diversified savings and loan holding company whose primary asset is Commercial Federal Bank, a Federal Savings Bank (the "Bank"). The Corporation is one of the largest financial institutions in the Midwest and the 9th largest publicly held thrift holding company in the United States. The Bank, with a thrift charter, operates as a community banking institution, offering commercial and consumer banking, mortgage banking, insurance and investment services.

   At December 31, 2000, the Corporation, headquartered in Omaha, Nebraska, operated 241 branches with 63 located in Iowa, 44 in Colorado, 44 in Nebraska, 37 in Kansas, 22 in Oklahoma, 20 in Missouri, seven in Arizona and four in Minnesota. At June 30, 2000, the Corporation had 255 branches in these eight states. To serve its customers, the Corporation conducts community banking operations through its branch network, and loan origination activities through its branches, offices of its wholly-owned mortgage banking subsidiary and a nationwide correspondent network of mortgage loan originators. The Corporation also provides insurance and securities brokerage and other retail financial services.

   Operations focus on offering deposits, making loans (primarily consumer, commercial real estate, single-family residential, business lending and agribusiness loans) and providing customers with a full array of financial products and a high level of customer service. The Corporation's retail strategy continues to be centered on attracting new customers and selling both new and existing customers multiple products and services. Additionally, the Corporation continues to build and leverage an infrastructure designed to increase noninterest income. The Corporation's operations are also continually reviewed in order to gain efficiencies to increase productivity and reduce costs.

   Over recent months, there have been a number of changes in key management positions. These changes have led to a review of the Corporation's strategy, and the subsequent restructuring of its business to be more profitable, with less risk and structured more like a commercial bank. On August 14, 2000, the Board of Directors approved a series of key strategic initiatives aimed at executing the enhanced commercial banking philosophy of improving the overall operations of the Corporation, strengthening earnings and enhancing shareholder value. These key initiatives included a complete balance sheet review, a thorough assessment of the Bank's delivery and servicing systems, the sale of an underperforming leasing company, acceleration of the disposition of other real estate owned and a management restructuring. Implementation of these initiatives resulted in losses and charges totaling approximately $112.2 million, or $77.1 million after-tax ($1.41 per diluted share), for the six months ended December 31, 2000. These actions transition the Corporation into 2001 with improved operating margins, a more compact and stable balance sheet to generate future growth under all types of operating environments, improved operating efficiencies and a stronger management team. See "Key Strategic Initiatives" for additional information.

   Effective July 1, 2000, the Corporation adopted the provisions of SFAS No.
133. Certain of the Corporation's derivatives do not qualify for hedge accounting so the fair values of these derivatives were recorded to operations as required upon initial adoption of this statement. Concurrent with the adoption of this statement, management transferred securities from held-to-maturity to trading incorporating the implementation of this accounting pronouncement into the Corporation's restructure of its balance sheet. The adjustment to fair value on this transfer of securities on July 1, 2000, also resulted in a charge to operations. The effect of adopting the provisions of SFAS No. 133 was to record a net charge totaling $19.1 million, net of income tax benefits of $10.3 million, or $.35 per diluted share, as a cumulative effect of a change in accounting principle. See "Accounting for Derivative Instruments and Hedging Activities" and Note 3 to the Consolidated Financial Statements for additional information.

   The Corporation incurred a net loss of $69.5 million, or $1.27 loss per diluted share (net loss of $50.4 million, or $.92 loss per share, before the cumulative effect of change in accounting principle), for the six months ended December 31, 2000. This net loss reflects the implementation of the strategic initiatives and the implementation of SFAS No. 133 discussed in the preceding paragraphs. Net income for fiscal year 2000 was $104.0 million, or $1.79 per diluted share, compared to net income of $92.4 million, or $1.54 per diluted share for fiscal year 1999, and $87.4 million, or $1.52 per diluted share for fiscal year 1998. Fiscal year 2000 net income includes the effect of after-tax charges of $2.9 million relating to exit costs and termination benefits, an after-tax gain of $5.4 million from the sale of the corporate headquarters building and a charge totaling $1.8 million after-tax, representing the effect of the change in accounting for certain start-up costs. Fiscal year 1999 net income was reduced by an after-tax charge of $27.1 million, or $.45 per diluted share ($30.0 million pre-tax) associated primarily with an acquisition and the termination of employee stock ownership plans acquired in the mergers of three financial institutions during fiscal years 1999 and 1998. Fiscal year 1998 net income was reduced by an after-tax charge of $21.5 million, or $.37 per diluted share, ($29.7 million pre-tax), associated with merger-related expenses and other nonrecurring charges.

Change in Fiscal Year End

   On August 14, 2000, the Board of Directors approved a change in the Corporation's fiscal year end from June 30 to December 31. This change is effective for calendar year 2000. A December 31 year end allows the Corporation to be aligned with the financial industry from a reporting perspective and will facilitate comparisons with industry norms. The By-laws were amended to reflect this change in fiscal year. As a result, the Corporation's next annual meeting of shareholders is May 8, 2001.

Key Strategic Initiatives

   On August 14, 2000, the Board of Directors approved a series of strategic initiatives aimed at improving the overall operations of the Corporation. Key initiatives included:

  . A complete balance sheet review including the disposition of $2.0 billion to $2.6 billion in low-yielding and higher risk investments and residential mortgage loans resulting in a pre-tax charge to earnings in the range of approximately $105 million to $125 million. The proceeds from this disposition are expected to be used to reduce high-cost borrowings by up to $1.0 billion, to repurchase additional shares of the Corporation's common stock with the remainder reinvested in lower risk securities with a predictable income stream.

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

   Following the balance sheet review, management concluded that the Corporation's balance sheet had an excess of residential mortgage loans and securities with a higher risk profile and sub-optimal spreads resulting in earnings volatility and modest asset returns. Effective July 1, 2000, the Corporation transferred approximately $1.8 billion of held-to-maturity securities to the trading and available for sale portfolios. The transfer of these securities resulted in a pre-tax loss of $28.4 million recorded against current operations on July 1, 2000, as part of the cumulative effect of a change in accounting principle. As a result of the balance sheet review and transfer of securities, the Corporation sold investment and mortgage-backed securities totaling $1.2 billion resulting in a pre-tax loss of $30.0 million and sold securitized residential loans totaling approximately $1.6 billion resulting in a pre-tax loss of $18.2 million during the six months ended December 31, 2000. Proceeds from these sales were used to purchase lower-risk, higher-yielding assets, repay advances from the FHLB and repurchase common stock. As a result, the balance sheet risk was significantly reduced, which has improved the Corporation's current interest rate risk profile and will produce improved earnings in the future.

   After a review of its branch network, management concluded that the Bank had too many branches in rural and remote locations that were less profitable and didn't fit into the Corporation's plan to cluster branches and centralize administrative functions. The Corporation plans to sell 37 branches and consolidate 11 other branches. The branch consolidations and closings were completed in February 2001. It is anticipated that the branch sales will be completed by September 30, 2001. The deposits associated with these 48 branches approximated $464.0 million. During the six months ended December 31, 2000, the Corporation recorded a pre-tax charge of $17.0 million related to exit costs and write-offs of intangible assets associated with these branches. After these branch sales and closings, the network will be reduced to 193 branches located in seven states.

   The leasing operations have no strategic fit for the Corporation. The leasing portfolio was reclassified to held for sale during the six months ended December 31, 2000, and totaled $52.7 million at December 31, 2000. Adjustment to fair value and additional expenses totaling $4.6 million were recorded as exit costs and termination benefits during the six months ended December 31, 2000. It is anticipated that a substantial portion of the leasing portfolio will be sold in the near term.

   The Corporation had two hotels in Kansas with fair values totaling $5.2 million determined by completed sales contracts. During the six months ended December 31, 2000, the write-down to fair value totaled $3.1 million and was recorded as a charge to real estate operations. One sale closed in January 2001 and the other is expected to close in the near term.

   During the six months ended December 31, 2000, the Corporation recorded $2.1 million as exit costs and termination benefits related to the outplacement of personnel. These costs consist of severance, benefits and related professional services. Recruiting continues for the chief operating officer position and for commercial lenders. The Corporation also incurred fees totaling $2.9 million for consulting services during the six months ended December 31, 2000. The consulting services are related to the identification and implementation of these key strategic initiatives.

   In November 1999, the Corporation initiated the integration of the Corporation's new data processing system to support community-banking operations. This plan was aimed at decreasing expenses, increasing sustainable growth in revenues, and increasing productivity through the elimination of duplicate or inefficient functions. Major aspects of the plan included 21 branches to be sold or closed, the elimination of 121 positions and the consolidation of the correspondent loan servicing operations. During the six months ended December 31, 2000, the remaining branches were sold or closed with the Corporation realizing a net gain totaling $2.5 million from the branch sales. These gains were primarily from premiums realized on the sales of deposits, loans and fixed assets and were recorded as a credit against the expense category "exit costs and termination benefits" during the six months ended December 31, 2000.

   Implementation of this plan resulted in charges for exit costs and termination benefits totaling $3.9 million recorded in fiscal year 2000. Under this plan 121 positions were eliminated with personnel costs consisting of severance, benefits and related professional services totaling approximately $1.5 million. This plan also included the consolidation of the correspondent loan servicing functions to Omaha, Nebraska from Wichita, Kansas and Denver, Colorado. Direct and incremental costs associated with this part of the plan totaled $2.4 million. As of June 30, 2000, six branches were sold or closed and the portion of the plan relating to eliminating positions and consolidating the loan servicing operations was completed.

Common Stock Repurchases

   On April 28, 1999, the Board of Directors authorized the repurchase of up to five percent, or 3,000,000 shares of the Corporation's outstanding common stock. This first repurchase was completed in December 1999. On December 27, 1999, the Board of Directors authorized a second repurchase of up to 3,000,000 shares of the Corporation's outstanding stock. From July 1, 2000, through August 25, 2000, a total of 726,500 shares were repurchased for $12.3 million completing this second authorization.

   On August 14, 2000, the Board of Directors authorized a third repurchase of up to 10% of the Corporation's outstanding common stock, or approximately 5,500,000 shares. This repurchase is authorized to be completed no later than February 2002. However, management anticipates to complete this repurchase by June 30, 2001. Repurchases can be made at any time and in any amount, depending upon market conditions and various other factors. Any repurchase generally will be on the open-market, although privately negotiated transactions are also possible. In compliance with Nebraska law, all repurchased shares will be cancelled. From August 28, 2000, through December 31, 2000, the Corporation purchased 2,038,900 shares of its common stock for this third authorization at a cost of $36.7 million. The following table shows the history of the Corporation's common stock repurchases:

                                                              Number of
                                                               Shares     Cost
                                                              --------- --------
                                                                 (Dollars in
                                                                  Thousands)
First authorization.......................................... 3,000,000 $ 66,007
Second authorization......................................... 3,000,000   46,395
Third authorization.......................................... 2,038,900   36,664
                                                              --------- --------
  Totals..................................................... 8,038,900 $149,066
                                                              ========= ========

Accounting for Derivative Instruments and Hedging Activities

   Effective July 1, 2000, the Corporation adopted the provisions of SFAS No.
133. SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. Changes in the fair value of those derivatives is reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The Corporation identified four types of derivative instruments which were recorded on the Corporation's Consolidated Statement of Financial Condition on July 1, 2000. The derivative instruments are interest rate swap agreements, interest rate floor agreements, forward loan sales commitments, and fixed-rate conforming loan commitments.

   The Corporation's interest rate floor agreements, forward loan sales commitments and conforming loan commitments do not qualify for hedge accounting. Therefore, the fair values of these derivatives totaling a net loss of $1.0 million ($642,000 after-tax) were recorded as a charge to the cumulative effect of change in accounting principle as required by this statement upon initial adoption. Future changes in fair value on these derivatives will be recorded through current operations. In addition, as required by this statement, the adjustment to fair value on the transfer of securities from held-to-maturity to trading on July 1, 2000, was also recorded as a charge to the cumulative effect of change in accounting principle. The book value of securities transferred from held-to-maturity to trading totaled $432.6 million (fair value of $404.2 million) at July 1,

2000, resulting in a charge to operations totaling $28.4 million ($18.5 million after-tax). The net effect of adopting the provisions of SFAS No. 133 was to record a net charge to operations totaling $19.1 million, net of income tax benefits of $10.3 million, or $.35 per share, as a cumulative effect of change in accounting principle for the six months ended December 31, 2000.

   The interest rate swap agreements are used to synthetically extend the maturities of certain deposits and FHLB advances for asset liability management and interest rate risk management purposes. Since the swap agreements qualify as a cash flow hedge under SFAS No. 133, the fair value of these agreements totaling $8.7 million was recorded as a credit to other comprehensive income in stockholders' equity at July 1, 2000, net of income taxes of approximately $3.2 million, or $5.5 million after-tax. Future changes in the fair value on these interest rate swap agreements will be adjusted through other comprehensive income (loss) as long as the cash flow hedge requirements are met. The book value of securities transferred from held-to maturity to available-for-sale totaled approximately $1.319 billion (fair value of approximately $1.259 billion) at July 1, 2000, resulting in a charge to other comprehensive income totaling $59.2 million, net of an income tax benefit of $23.0 million, or $36.2 million after-tax.

   During the six months ended December 31, 2000, a loss totaling $1.1 million was recorded for the change in fair value from July 1, 2000, on the interest rate floor agreements, forward loan sales commitments and conforming loan commitments. In addition, during the quarter ended December 31, 2000, the Corporation terminated 10 interest rate swap agreements with a notional amount totaling $1.2 billion that were hedging FHLB advances and certain high performance savings accounts. The termination of these agreements resulted in a loss of $38.4 million. Losses from the fair value changes and termination of swap agreements were recorded to the "gain (loss) on sales of securities and termination of interest rate swap agreements" category in the Consolidated Statement of Operations.

Results of Operations

 Basis of Presentation

   Based on the change in the Corporation's fiscal year from June 30 to December 31, the management's discussion and analysis of financial condition and results of operations will:

  . compare the audited results of operations for the six months ended
    December 31, 2000, to the unaudited results of operations for the six months ended December 31, 1999;

  . compare the results of operations for the fiscal year ended June 30, 2000, to the results of operations for the fiscal year ended June 30, 1999;

  . compare the results of operations for the fiscal year ended June 30, 1999, to the results of operations for the fiscal year ended June 30, 1998; and

  . discuss the Corporation's liquidity and sources of capital as of December
    31, 2000, and where applicable, comparing six months ended December 31, 2000, to December 31, 1999, and fiscal years ended June 30, 2000, to June 30, 1999, and June 30, 1999, to June 30, 1998.

   The following table summarizes the Corporation's operations for the six months ended December 31, 2000, to the comparable six months ended December 31, 1999:

                                                            Six Months Ended
                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                              (In Thousands
                                                            Except Per Share
                                                                  Data)
Total interest income.....................................  $498,732  $455,881
Total interest expense....................................   344,297   281,936
                                                            --------  --------
Net Interest Income.......................................   154,435   173,945
Provision for Loan Losses.................................   (27,854)   (6,760)
                                                            --------  --------
Net Interest Income After Provision for Loan Losses.......   126,581   167,185
Other Income (Loss):
  Loan servicing fees, net................................    11,521    12,219
  Retail fees and charges.................................    25,650    20,734
  Real estate operations..................................    (4,809)      138
  Gain (loss) on sales of loans...........................   (18,023)      241
  Loss on sales of securities and termination
   of interest rate swap agreements, net..................   (69,462)      --
  Other operating income..................................    15,017    20,684
                                                            --------  --------
      Total other income (loss)...........................   (40,106)   54,016
Other Expense:
  General and administrative expenses--
    Compensation and benefits.............................    53,306    55,448
    Occupancy and equipment...............................    19,015    19,972
    Data processing.......................................     9,685     9,045
    Advertising...........................................     6,531     7,367
    Communication.........................................     7,109     8,558
    Item processing.......................................     8,120     7,452
    Outside services......................................     6,058     4,119
    Other operating expenses..............................    12,801    11,503
    Exit costs and termination benefits...................    25,764     4,291
                                                            --------  --------
      Total general and administrative expenses...........   148,389   127,755
  Amortization of intangible assets.......................     8,153     9,267
                                                            --------  --------
      Total other expense.................................   156,542   137,022
                                                            --------  --------
Income (Loss) Before Income Taxes and Cumulative Effect of
 Change in Accounting Principle...........................   (70,067)   84,179
Income Tax Provision (Benefit)............................   (19,691)   29,206
                                                            --------  --------
Income (Loss) Before Cumulative Effect of Change in
 Accounting Principle.....................................   (50,376)   54,973
Cumulative Effect of Change in Accounting Principle, Net
 of Tax Benefit...........................................   (19,125)   (1,776)
                                                            --------  --------
Net Income (Loss).........................................  $(69,501) $ 53,197
                                                            ========  ========
Earnings (Loss) Per Basic and Diluted Common Share:
  Income (loss) before cumulative effect of change in
   accounting principle...................................  $   (.92) $    .93
  Cumulative effect of change in accounting principle,
   net....................................................      (.35)     (.03)
                                                            --------  --------
  Net Income (Loss).......................................  $  (1.27) $    .90
                                                            ========  ========

 Comparison of Results of Operations

   A net loss of $69.5 million, or $1.27 loss per basic and diluted share, was incurred for the six months ended December 31, 2000. Included in the net loss for the six months ended December 31, 2000, is a loss of $19.1 million ($.35 per basic and diluted share) from the cumulative effect of change in accounting principle, net of income tax benefits of $10.3 million, relating to the adoption of SFAS No. 133. These results compare to net income for the six months ended December 31, 1999, of $53.2 million, or $.90 per basic and diluted share. The net decrease in income comparing the periods is due to net decreases in total other income of $94.1 million and net interest income of $19.5 million, and in net increases of $21.1 million in the provision for loan losses, $19.5 million in total other expense and $17.3 million in the cumulative effect of changes in accounting principles. These net decreases to income were partially offset by a net change of $48.9 million in the income tax provision. The net decrease in total other income included net losses on the sales of securities of $30.0 million, losses on the termination of interest rate swap agreements of $38.4 million and loss on the sale of securitized mortgage loans of $18.2 million. The net increase in the cumulative effect of changes in accounting principles is a result of the adoption of SFAS No. 133 effective July 1, 2000.

   Net income for fiscal year 2000 was $104.0 million, or $1.79 per diluted and basic share. These results compare to net income for fiscal year 1999 of $92.4 million, or $1.54 per diluted share ($1.55 per basic share) and to net income for fiscal year 1998 of $87.4 million, or $1.52 per diluted share ($1.55 per basic share). See "Ratios" for certain performance ratios of the Corporation for the six months ended December 31, 2000, and fiscal years 2000, 1999 and 1998.

   The increase in net income for fiscal year 2000 compared to 1999 was primarily due to net increases of $11.8 million and $8.4 million, respectively, in total other income and net interest income after provision for losses and a net decrease of $8.0 million in the provision for income taxes. These increases were partially offset by net increases of $13.3 million in total general and administrative expenses, $1.5 million in amortization of intangible assets and the cumulative effect of a change in accounting principle totaling $1.8 million.

   The increase in net income for fiscal year 1999 compared to 1998 was primarily due to net increases of $53.5 million in net interest income after provision for losses and $4.0 million in total other operating income. These increases to net income were partially offset by net increases of $33.7 million in total general and administrative expenses (including an increase of $11.9 million in merger expenses), $7.9 million in amortization of intangible assets and $10.9 million in the provision for income taxes.

   Operating earnings, which excludes the effect of exit costs and termination benefits, merger-related expenses, cumulative effect of changes in accounting principles and certain other nonrecurring income and charges, totaled $26.7 million ($.49 per diluted share) for the six months ended December 31, 2000, compared to $52.7 million ($.89 per diluted share) for the six months ended December 31, 1999. These results compare to $103.3 million, or $1.77 per diluted share, for fiscal year 2000 compared to $119.5 million, or $1.99 per diluted share, for fiscal year 1999 and $108.9 million, or $1.89 per diluted share, for fiscal year 1998.

   Cash operating earnings totaled $33.2 million ($.61 per diluted share) for the six months ended December 31, 2000, compared to $60.0 million ($1.01 per diluted share) for the 1999 six month period. Fiscal year 2000 cash operating earnings totaled $117.3 million ($2.01 per diluted share) compared to $131.9 million ($2.19 per diluted share) for fiscal year 1999 and $114.2 million ($1.98 per diluted share) for fiscal year 1998. Cash operating earnings are operating earnings less the effect of the amortization of intangible assets, net of applicable income taxes. Management believes that cash operating earnings are a significant measure of a company's performance, and reflect the Corporation's ability to generate capital that could be leveraged for future growth.

Net Interest Income and Interest Rate Spread

   Net interest income totaled $154.4 million for the six months ended December 31, 2000, compared to $173.9 million for the six months ended December 31, 1999, a decrease of $19.5 million, or 11.2%. During the six months ended December 31, 2000 and 1999, interest rate spreads were 2.46% and 2.82%, respectively, a decrease of 36 basis points; and the net yield on interest-earning assets was 2.44% and 2.86%, a decrease of 42 basis points. Net interest income decreased for the six months ended December 31, 2000, compared to 1999 due to the compression of the interest rate spreads from the rate increases by the Federal Reserve. This compression in the net yield on interest-earning assets is primarily attributed to the fact that the Corporation's interest-bearing liabilities have repriced more quickly than the interest-earning assets. The decrease in the interest rate spread is due primarily to a 75 basis point increase in costing liabilities as a result of the rise in short-term interest rates comparing the respective six-month periods and the liability sensitive balance sheet of the Corporation. Total interest expense increased $62.4 million comparing the six months ended December 31, 2000 to 1999 due to the higher costs of funds and a net increase of $592.4 million in average interest-bearing liabilities. Total interest income increased $42.9 million over the same six-month period with a net increase of $487.6 million in average interest-earning assets. The increase in these average balances is due to net growth in the total loan portfolio ($630.4 million), primarily residential mortgage loans and higher-yielding commercial and construction loans. The consumer loan portfolio also experienced moderate growth. The loan growth was funded primarily with FHLB advances. The average balance of advances from the FHLB and the weighted average rate paid on these advances increased $737.2 million and 91 basis points, respectively, comparing the six months ended December 31, 2000, to the six months ended December 31, 1999. Based on the completion of the balance sheet restructuring and the current interest rate environment, management anticipates an improved margin and an increase in net interest income in 2001. However, the future trend in interest rate spreads and net interest income will be dependent upon such factors as the composition and size of the Corporation's interest-earning assets and interest-bearing liabilities, the interest rate risk exposure of the Corporation and the maturity and repricing activity of interest-sensitive assets and liabilities, as influenced by changes in and levels of both short-term and long-term market interest rates.

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

   Net interest income for fiscal year 2000 increased over 1999 due primarily to average interest-earning assets increasing $1.2 billion to $12.3 billion for fiscal year 2000 compared to $11.1 billion for fiscal year 1999. This increase was partially offset by a net increase in average interest-bearing liabilities of $1.3 billion to $12.1 billion for fiscal year 2000. The increases in these average balances are due in part to growth in the loan portfolio, primarily residential mortgage loans and commercial real estate loans, and the Midland First Financial Corporation ("Midland") acquisition on March 1, 1999. The loan growth was partially funded with FHLB advances. These net increases in total earning assets and costing liabilities are partially offset by the compression of the interest rate spreads. The interest rate spread decreased 18 basis points due primarily to a 14 basis point increase in costing liabilities as a result of the rise in short-term interest rates and the liability sensitive balance sheet of the Corporation. Over the past year, the Federal Reserve increased interest rates 175 basis points.

   Net interest income for fiscal year 1999 increased over 1998 primarily due to average interest-earning assets increasing $1.4 billion to $11.1 billion for fiscal year 1999 compared to $9.7 billion for 1998 and the 44 basis point reduction in interest rates on interest-bearing liabilities over the respective fiscal years. These increases were partially offset by a net increase of $1.5 billion in average interest-bearing liabilities to $10.8 billion for fiscal year 1999 compared to $9.3 billion for 1998 and the 21 basis point decrease in interest rates on interest-earning assets over the respective fiscal years. The increases in the average balances are due to the acquisitions of AmerUs Bank ("AmerUs") on July 31, 1998, and Midland on March 1, 1999. Contributing to the 23 basis point increase in the fiscal year 1999 interest rate spread over 1998 was the reduction in the cost of long-term callable advances from the FHLB. In the fiscal year 1999 flat yield curve environment, the Corporation increased its borrowing of long term fixed-rate FHLB advances that are convertible at the option of the FHLB into adjustable-rate advances. These advances were borrowed in lieu of other short-term funding alternatives and decreased the rate on FHLB advances by 63 basis points for fiscal year 1999 over 1998.

   The following table presents certain information concerning yields earned on interest-earning assets and rates paid on interest-bearing liabilities during and at the end of each of the periods presented:

                          Six Months   For the Year
                            Ended     Ended June 30,         At       At June 30,
                         December 31, ----------------  December 31, ----------------
                             2000     2000  1999  1998      2000     2000  1999  1998
                         ------------ ----  ----  ----  ------------ ----  ----  ----
Weighted average yield
 on:
  Loans.................     7.96%    7.75% 7.85% 8.13%     8.21%    7.87% 7.70% 7.95%
  Mortgage-backed
   securities...........     7.37     6.40  6.25  6.34      6.79     6.56  6.31  6.68
  Investments...........     7.67     6.89  6.54  6.76      6.82     6.79  6.45  6.58
                             ----     ----  ----  ----      ----     ----  ----  ----
    Interest-earning
     assets.............     7.87     7.52  7.56  7.77      7.89     7.64  7.41  7.69
                             ----     ----  ----  ----      ----     ----  ----  ----
Weighted average rate
 paid on:
  Savings deposits......     3.59     3.11  2.80  2.90      3.57     3.32  2.88  2.84
  Other time deposits...     5.88     5.31  5.38  5.81      5.95     5.76  5.17  5.49
  Advances from FHLB....     6.10     5.51  5.26  5.89      6.41     5.98  5.05  5.69
  Securities sold under
   agreements to
   repurchase...........     4.98     5.62  5.94  6.08      4.91     4.99  5.72  5.96
  Other borrowings......     8.08     7.80  8.10  9.73      8.69     8.69  7.27  8.75
                             ----     ----  ----  ----      ----     ----  ----  ----
    Interest-bearing
     liabilities........     5.41     4.85  4.71  5.15      5.44     5.28  4.57  4.91
                             ----     ----  ----  ----      ----     ----  ----  ----
Net interest rate
 spread.................     2.46%    2.67% 2.85% 2.62%     2.45%    2.36% 2.84% 2.78%
                             ====     ====  ====  ====      ====     ====  ====  ====
Net yield on interest-
 earning assets.........     2.44%    2.78% 2.99% 2.88%     2.46%    2.50% 2.95% 2.99%
                             ====     ====  ====  ====      ====     ====  ====  ====

 The table below presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, and average yields and rates during the periods indicated. The following table includes nonaccruing loans averaging $77.3 million, $70.5 million, $63.6 million and $48.5 million, respectively, for the six months ended December 31, 2000, and three fiscal years ended June 30, 2000, 1999 and 1998 as interest-earning assets at a yield of zero percent:

                                                                               Year Ended June 30,
                         Six Months Ended       ----------------------------------------------------------------------------------
                         December 31, 2000                 2000                        1999                        1998
                    --------------------------- --------------------------- --------------------------- --------------------------
                      Average            Yield/   Average            Yield/   Average            Yield/  Average            Yield/
                      Balance   Interest  Rate    Balance   Interest  Rate    Balance   Interest  Rate   Balance   Interest  Rate
                    ----------- -------- ------ ----------- -------- ------ ----------- -------- ------ ---------- -------- ------
                                                                (Dollars in Thousands)
Interest-earning
assets:
 Loans............. $10,257,240 $408,582  7.96% $ 9,798,198 $759,711  7.75% $ 8,933,834 $700,911  7.85% $7,629,067 $619,851  8.13%
 Mortgage-backed
  securities.......   1,338,706   49,334  7.37    1,291,061   82,563  6.40    1,231,838   77,039  6.25   1,280,279   81,168  6.34
 Investments.......   1,063,782   40,816  7.67    1,239,548   85,416  6.89      939,179   61,404  6.54     838,921   56,669  6.76
                    ----------- --------  ----  ----------- --------  ----  ----------- --------  ----  ---------- --------  ----
   Interest-earning
    assets.........  12,659,728  498,732  7.87   12,328,807  927,690  7.52   11,104,851  839,354  7.56   9,748,267  757,688  7.77
                    ----------- --------  ----  ----------- --------  ----  ----------- --------  ----  ---------- --------  ----
Interest-bearing
 liabilities:
  Savings deposits.   3,182,597   57,600  3.59    3,137,139   97,715  3.11    2,891,242   80,832  2.80   2,354,468   68,204  2.90
  Other time
   deposits........   4,283,327  126,979  5.88    4,295,975  227,959  5.31    4,497,729  242,026  5.38   4,223,217  245,548  5.81
  Advances from
  FHLB.............   4,883,700  152,317  6.10    4,373,510  240,924  5.51    3,000,837  157,787  5.26   2,061,056  121,414  5.89
  Securities sold
   under agreements
   to repurchase...      18,692      476  4.98       69,763    3,922  5.62      209,111   12,419  5.94     501,979   30,533  6.08
  Other borrowings.     171,525    6,925  8.08      192,666   15,029  7.80      172,379   13,957  8.10     120,106   11,690  9.73
                    ----------- --------  ----  ----------- --------  ----  ----------- --------  ----  ---------- --------  ----
    Interest-bearing
     liabilities...  12,539,841  344,297  5.41   12,069,053  585,549  4.85   10,771,298  507,021  4.71   9,260,826  477,389  5.15
                    ----------- --------  ----  ----------- --------  ----  ----------- --------  ----  ---------- --------  ----
Net earnings
 balance........... $   119,887                 $   259,754                 $   333,553                 $  487,441
                    ===========                 ===========                 ===========                 ==========
Net interest
 income............             $154,435                    $342,141                    $332,333                   $280,299
                                ========                    ========                    ========                   ========
Interest rate
 spread............                       2.46%                       2.67%                       2.85%                      2.62%
                                          ====                        ====                        ====                       ====
Net yield on
 interest-earning
 assets............                       2.44%                       2.78%                       2.99%                      2.88%
                                          ====                        ====                        ====                       ====

   The Corporation's net earnings balance (the difference between average interest-bearing liabilities and average interest-earning assets) decreased by $104.8 million during the six months ended December 31, 2000, compared to the six months ended December 31, 1999. This decrease in the net earnings balance comparing these periods is primarily due to the restructuring of the balance sheet, the repurchases of common stock totaling $82.8 million over the last twelve months and the funding of the $200.0 million bank owned life insurance ("BOLI") program. The BOLI asset is excluded from the average balance of interest-earning assets and the BOLI related income is recorded in other income.

   The Corporation's net earnings balance decreased $73.8 million during fiscal year 2000 compared to 1999 and decreased $153.9 million during fiscal year 1999 compared to 1998. The ratio of average interest-earning assets to average interest-bearing liabilities was 102.2% during fiscal year 2000 compared to 103.1% and 105.3%, respectively, during fiscal years 1999 and 1998. The decrease in the net earnings balance for fiscal year 2000 compared to 1999 was primarily due to the acquisition of Midland and the repurchase of the Corporation's common stock. Interest-earning average assets for fiscal year 2000 were fully impacted by the $83.0 million cash outlay to finance the Midland acquisition on March 1, 1999, and by the $63.9 million to repurchase common stock. The decrease in the net earnings balance fiscal year 1999 compared to 1998 is primarily due to the acquisitions of AmerUs and Midland and the repurchase of 1,500,000 shares of common stock. The AmerUs acquisition was financed by $40.0 million of one year notes, in part by the $45.0 million unsecured term note due July 31, 2003, and by the outlay of existing cash. The repurchase of common stock totaled $36.2 million during fiscal year 2000.

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

                         Six Months Ended December 31, 2000      Year Ended June 30,          Year Ended June 30,
                           Compared to December 31, 1999        2000 Compared to 1999        1999 Compared to 1998
                         ----------------------------------    --------------------------  ----------------------------
                                                               Increase (Decrease) Due
                             Increase (Decrease) Due to                   to               Increase (Decrease) Due to
                           Volume       Rate         Total     Volume     Rate     Total    Volume     Rate     Total
                         -----------------------  -----------  -------  --------  -------  --------  --------  --------
                                                             (In Thousands)
Interest income:
  Loans................. $   25,168  $    11,369  $    36,537  $65,539  $ (6,739) $58,800  $106,775  $(25,715) $ 81,060
  Mortgage-backed
   securities...........      1,032        6,762        7,794    3,761     1,763    5,524    (3,040)   (1,089)   (4,129)
  Investments...........     (6,409)       4,929       (1,480)  20,545     3,467   24,012     6,601    (1,866)    4,735
                         ----------  -----------  -----------  -------  --------  -------  --------  --------  --------
    Interest income.....     19,791       23,060       42,851   89,845    (1,509)  88,336   110,336   (28,670)   81,666
                         ----------  -----------  -----------  -------  --------  -------  --------  --------  --------
Interest expense:
  Savings deposits......      3,683        7,280       10,963    9,257     7,626   16,883    14,772    (2,144)   12,628
  Other time deposits...     (2,104)      15,025       12,921  (10,742)   (3,325) (14,067)   15,407   (18,929)   (3,522)
  Advances from FHLB....     21,290       21,003       42,293   75,292     7,845   83,137    50,549   (14,176)   36,373
   Securities sold under
   agreements to
   repurchase...........     (2,412)        (345)      (2,757)  (7,869)     (628)  (8,497)  (17,409)     (705)  (18,114)
  Other borrowings......     (1,506)         447       (1,059)   1,596      (524)   1,072     4,472    (2,205)    2,267
                         ----------  -----------  -----------  -------  --------  -------  --------  --------  --------
    Interest expense....     18,951       43,410       62,361   67,534    10,994   78,528    67,791   (38,159)   29,632
                         ----------  -----------  -----------  -------  --------  -------  --------  --------  --------
Effect on net interest
 income................. $      840  $   (20,350) $   (19,510) $22,311  $(12,503) $ 9,808  $ 42,545  $  9,489  $ 52,034
                         ==========  ===========  ===========  =======  ========  =======  ========  ========  ========

Asset/Liability Management

   The net interest income of the Corporation is subject to the risk of interest rate fluctuations to the extent that there is a difference, or mismatch, between the amount of the Corporation's interest-earning assets and interest-bearing liabilities which mature or reprice in specified periods. When interest rates change, to the extent the Corporation's interest-earning assets have longer maturities or effective repricing periods than its interest-bearing liabilities, the interest income realized on the Corporation's interest-earning assets will adjust more slowly than the interest expense on its interest-bearing liabilities. This mismatch in the maturity and repricing characteristics of assets and liabilities is commonly referred to as the "gap." A gap is considered positive when the interest rate sensitive assets maturing or repricing during a specified period exceed the interest rate sensitive liabilities maturing or repricing during the same period. A gap is considered negative when the interest rate sensitive liabilities maturing or repricing during a specified period exceed the interest rate sensitive assets maturing or repricing during the same period. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income. Similarly, during a period of declining interest rates, a negative gap would result in an increase in net interest income while a positive gap would adversely affect net interest income.

   The Corporation generally invests in interest-earning assets that reprice more slowly than its interest-bearing liabilities. This mismatch exposes the Corporation to interest rate risk. In a rising rate environment, interest-bearing liabilities will reprice faster than interest-earning assets, thereby decreasing net interest income. The Corporation seeks to control its exposure to interest rate risk by emphasizing shorter-term assets such as commercial and consumer loans. In addition, the Corporation utilizes longer-term advances from the FHLB to extend the repricing characteristics of its interest-bearing liabilities. The Corporation also enters into interest rate swap agreements in order to lengthen synthetically its short term debt obligations.

   In connection with its asset/liability management program, the Corporation has interest rate swap agreements with other counterparties under terms that provide for an exchange of interest payments on the outstanding notional amount of the swap agreement. These agreements are primarily used to artificially lengthen the maturity of certain deposit liabilities and FHLB advances. In accordance with these arrangements the Corporation pays fixed rates and receives variable rates of interest according to a specified index. The Corporation had swap agreements with notional principal amounts of $1.5 billion at December 31, 2000, $2.5 billion at June 30, 2000, and $215.0 million at June 30, 1999 and 1998. For the six months ended December 31, 2000, and fiscal years 2000, 1999 and 1998, the Corporation recorded $415,000, $2.9 million, $2.8 million and $1.9 million, respectively, in net interest expense from its interest rate swap agreements. The swap agreements outstanding as of December 31, 2000, have maturities ranging from May 2001 to December 2007. See Note 16 to the Consolidated Financial Statements for additional information on the Corporation's swap agreements.

   The following table represents management's projected maturity and repricing of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 2000. The amounts of interest-earning assets, interest-bearing liabilities and interest rate swap agreements presented which mature or reprice within a particular period were determined in accordance with the contractual terms and expected behavior over time of such assets, liabilities and interest rate swap agreements. Adjustable-rate loans and mortgage-backed securities are included in the period in which they are first scheduled to adjust and not in the period in which they mature. All loans and mortgage-backed securities are adjusted for prepayment rates based on information provided by independent sources as of December 31, 2000, and the Bank's historical prepayment experience. Fixed-rate passbook deposits, NOW accounts and non-indexed money market accounts are assumed to reprice or mature according to the decay rates defined by regulatory guidelines. Indexed money market rate deposits are deemed to reprice or mature within the 90-day category. Management believes that these assumptions approximate actual experience and considers such assumptions reasonable; however, the actual interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities may vary substantially if actual experience differs from the assumptions used.

                            Within        91 Days       Over 1     3 Years
                            90 Days      to 1 Year    to 3 Years   and Over      Total
                          -----------   -----------   ----------  ----------  -----------
                                           (Dollars in Thousands)
Interest-earning assets:
  Fixed-rate mortgage
   loans (1)............  $   330,669   $   590,305   $1,117,579  $1,549,488  $ 3,588,041
  Other loans (2).......    1,743,944     1,926,076    2,069,069   1,052,031    6,791,120
  Investments (3).......      342,300        46,676       23,199     679,050    1,091,225
                          -----------   -----------   ----------  ----------  -----------
    Interest-earning
     assets.............    2,416,913     2,563,057    3,209,847   3,280,569   11,470,386
                          -----------   -----------   ----------  ----------  -----------
Interest-bearing
 liabilities:
  Savings deposits......    1,714,575       283,895      509,402     801,516    3,309,388
  Other time deposits...    1,459,229     2,365,823      521,007      39,039    4,385,098
  Borrowings (4)........    1,105,405       636,840      423,625   1,406,500    3,572,370
  Impact of interest
   rate swap
   agreements...........   (1,500,000)          --       500,000   1,000,000          --
                          -----------   -----------   ----------  ----------  -----------
    Interest-bearing
     liabilities........    2,779,209     3,286,558    1,954,034   3,247,055   11,266,856
                          -----------   -----------   ----------  ----------  -----------
Gap position............     (362,296)     (723,501)   1,255,813      33,514      203,530
                          -----------   -----------   ----------  ----------  -----------
Cumulative gap
 position...............  $  (362,296)  $(1,085,797)  $  170,016  $  203,530  $   203,530
                          ===========   ===========   ==========  ==========  ===========
Gap as a percentage of
 the Bank's total
 assets.................        (2.89)%       (5.77)%      10.01%        .27%        1.62%
Cumulative gap as a
 percentage of the
 Bank's total assets....        (2.89)%       (8.66)%       1.35%       1.62%        1.62%

--------
(1) Includes conventional single-family and multi-family mortgage loans and mortgage-backed securities.
(2) Includes adjustable-rate single-family mortgage loans, adjustable-rate mortgage-backed securities and all other types of loans with either fixed or adjustable interest rates.
(3) Included in the "Within 90 Days" column is Federal Home Loan Bank stock of $251.5 million.
(4) Includes advances from the FHLB and other borrowings.

   The Bank's one-year cumulative gap is a negative $1.1 billion, or 8.66%, of the Bank's total assets at December 31, 2000, compared to a negative $1.7 billion, or 12.67% at June 30, 2000, and a negative $1.3 billion, or 9.88% at June 30, 1999. The interest rate risk policy of the Bank limits the liability sensitive one-year cumulative gap not to exceed 15.0%.

   The Corporation's interest rate sensitivity is also monitored through analysis of the change in the net portfolio value ("NPV"). The Corporation's Asset Liability Management Committee ("ALCO"), comprised of senior management, monitors the sensitivity of the value of the balance sheet to changes in market interest rates. The primary purpose of the asset/liability management function is to manage the Corporation's combined portfolio such that its capital is leveraged effectively into assets and liabilities which maximize corporate profitability while minimizing exposure to changes in interest rates. The ALCO and the Board of Directors review the interest rate risk position of the Bank on at least a quarterly basis.

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

   If estimated changes to the NPV ratio and the sensitivity gap are not within the limits established by the Board of Directors, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits. The Corporation's Board of Directors has adopted an interest rate risk policy which establishes a minimum allowable NPV ratio (generally 6.00%) over a range of hypothetical interest rates extending from 300 basis points below current levels to 300 basis points above current levels. In addition, the policy establishes a maximum allowable change in the NPV ratio of 3.00% in the event of an instantaneous and adverse change in interest rates of 200 basis points.

   The OTS monitors the Bank's interest rate risk management procedures under guidelines set forth in Thrift Bulletin 13a. This bulletin requires that the Corporation's Board of Directors set interest rate risk limits that would prohibit the Bank from exhibiting a post-shock NPV ratio and interest rate sensitivity measure of "significant risk" or greater. The OTS limits generally set a minimum NPV ratio of 6.00% at the 200 basis points rate shock level, and a maximum change in NPV ratio of 4.00% at the same level. The limits the Board has imposed on the Bank are more conservative than the limits set by the OTS.

   The following table presents the projected change in the Bank's NPV ratio for various hypothetical rate shock levels as of December 31, 2000.

       Hypothetical          Market     Market                  Change
        Change in           Value of   Value of    NPV   Board  in NPV  Board
      Interest Rates        Capital     Assets    Ratio  Limit  Ratio   Limit
      --------------       ---------- ----------- -----  -----  ------  ------
                                        (Dollars in Thousands)
300 basis point rise...... $  733,316 $11,612,707 6.31%  5.25%  (2.48)%
200 basis point rise......    873,106  11,894,799 7.34%  6.00%  (1.45)% (3.00)%
100 basis point rise......  1,006,251  12,178,333 8.26%  6.00%   (.53)%
Base Scenario.............  1,091,484  12,413,773 8.79%  6.00%     --
100 basis point decline...  1,102,949  12,570,295 8.77%  6.00%   (.02%)
200 basis point decline...  1,083,390  12,701,949 8.53%  6.00%   (.26%) (3.00)%
300 basis point decline...    903,308  12,879,799 7.01%  6.00%  (1.78%)

   At December 31, 2000, the Bank's NPV ratios were within the targets set by the Board of Directors in all rate scenarios. In addition, at December 31, 2000, the Bank was within the limits set by the OTS to maintain a risk rating of better than "significant risk." The NPV ratio is calculated by the Corporation pursuant to guidelines established by the OTS. The modeling calculation is based on the net present value of discounted estimated cash flows utilizing prepayment assumptions and market rates of interest provided by independent sources as of December 31, 2000, with adjustments made to reflect the shift in interest rates as appropriate. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

Provisions for Loan Losses and Real Estate Operations

   The Corporation recorded loan loss provisions of $27.9 million and $6.8 million for the six months ended December 31, 2000 and 1999. The increase is primarily attributable to management's evaluation of the Corporation's portfolio credit risk and subsequent decision to increase reserves by $12.9 million from June 30, 2000, to December 31, 2000, based on changing economic conditions and increases in nonperforming loans. Net loans charged-off totaled $14.4 million for the six-month period in 2000 compared to $6.6 million for the 1999 period. Net charge-offs were higher for the 2000 period due to increases in lease charge-offs ($5.5 million) and commercial real estate loan charge-offs ($2.6 million). The increase in lease charge-offs is primarily due to credit issues on the retained portfolio. The increase in the commercial real estate loan charge-offs is due primarily to a charge-off totaling $1.7 million on an office building in Kansas and $535,000 on an apartment building in Nebraska.

   The allowance for loan losses consists of two elements. The first element is an allocated allowance established for specifically identified loans that are evaluated individually for impairment and are considered to be individually impaired. The second element is an estimated allowance established for impairment on each of the Corporation's pools of outstanding loans. These estimated allowances are based on several analysis factors including the Corporation's past loss experience, general economic and business conditions, geographic and industry concentrations, credit quality and delinquency trends, and known and inherent risks in each of the portfolios. These evaluations are inherently subjective as they require frequent revisions as more information becomes available. The allowance for credit losses totaled $83.4 million at December 31, 2000, or 87.0% of total nonperforming loans, compared to $70.6 million, or 108.5%, at June 30, 2000, $80.4 million (114.9%), at June 30, 1999, and $64.8 million (131.2%) at June 30, 1998.

   The Corporation recorded loan loss provisions of $13.8 million, $12.4 million and $13.9 million in fiscal years 2000, 1999 and 1998, respectively. Net loans and leases charged-off totaled $18.3 million for fiscal year 2000 compared to $12.1 million for 1999 and $9.3 million for 1998. The net charge-offs were higher for fiscal year 2000 due to charge-offs totaling $6.9 million relating to one commercial loan ($1.5 million), an apartment complex ($1.3 million) and leases ($4.1 million). For fiscal years 1999 and 1998 loss reserves totaling $1.0 million and $3.9 million, respectively, were recorded to conform the reserve positions of pooled acquisitions to the policies of the Corporation. Excluding these reserves, the loan loss provisions totaled $11.4 million for fiscal year 1999, an increase of approximately $1.4 million, compared to $10.0 million for fiscal year 1998. This increase was primarily due to additional reserves recorded to cover consumer loan losses.

   At December 31, 2000, the Corporation's residential loan portfolio totaling $5.6 billion was secured by properties primarily located in Colorado (17%), Nebraska (11%) and Kansas (9%). At June 30, 2000, these loans totaled $7.5 billion and were secured by properties located primarily in Colorado (17%), Nebraska (13%) and Kansas (11%). At June 30, 1999, these loans totaled $7.0 billion and were secured by residential properties located primarily in Colorado (20%), Nebraska (13%) and Kansas (10%). The commercial real estate loan portfolio at December 31, 2000, totaling $1.4 billion was secured by properties primarily located in Colorado (23%), Iowa (17%) and Kansas (9%). At June 30, 2000, commercial real estate loans totaled $1.1 billion and were secured by properties located primarily in Colorado (26%), Iowa (16%) and Kansas (11%). At June 30, 1999, commercial real estate loans totaled $835.3 million and were secured by properties primarily located in Colorado (29%), Kansas (15%) and Iowa (14%).

   The Corporation recorded a loss from real estate operations totaling $4.8 million for the six months ended December 31, 2000, compared to a gain totaling $138,000 for the six months ended December 31, 1999. Impairment losses on real estate are recognized when and to the extent that the carrying value of a property is greater than its fair market value less estimated selling costs. Real estate operations reflect impairment losses, net real estate operating activity, and gains and losses on dispositions of real estate. The net decrease in real estate operations for the six months ended December 31, 2000, is due primarily to impairment losses recorded on two hotel properties in Kansas totaling $3.1 million and four commercial properties totaling $449,000. Net operating losses on the two Kansas hotels totaled $1.1 million for the six-month 2000 period. Net gains on disposal of real estate properties decreased by $236,000 for the six months ended December 31, 2000, compared to 1999.

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

   Nonperforming assets are monitored on a regular basis by the Corporation's internal credit review and problem asset groups. Nonperforming assets are summarized as follows as of the dates indicated:

                                                           June 30,
                                      December 31, ---------------------------
                                          2000       2000      1999     1998
                                      ------------ --------  --------  -------
                                              (Dollars in Thousands)
Nonperforming loans(1)
  Residential real estate...........    $ 81,406   $ 48,996  $ 49,061  $43,212
  Commercial real estate............       4,446      2,550    12,220    1,369
  Consumer..........................       7,271      5,119     4,859    2,651
  Leases and other loans............       2,748      8,347     3,875    2,134
                                        --------   --------  --------  -------
    Total...........................      95,871     65,012    70,015   49,366
                                        --------   --------  --------  -------
Real estate(2)
  Commercial........................      10,198     12,862     8,880    8,465
  Residential.......................      15,824     16,803    14,384    8,821
  Other.............................         --         --        --       480
                                        --------   --------  --------  -------
    Total...........................      26,022     29,665    23,264   17,766
                                        --------   --------  --------  -------
Troubled debt restructurings(3)
  Commercial........................       4,195      5,259     9,534    3,524
  Residential.......................          90        172       195      778
                                        --------   --------  --------  -------
    Total...........................       4,285      5,431     9,729    4,302
                                        --------   --------  --------  -------
Total nonperforming assets..........    $126,178   $100,108  $103,008  $71,434
                                        ========   ========  ========  =======
Nonperforming loans to total loans..        1.05%       .61%      .73%     .62%
Nonperforming assets to total
 assets.............................        1.01%       .73%      .81%     .69%
Total allowance for loan losses(4)..    $ 83,439   $ 70,556  $ 80,419  $64,757
Allowance for loan losses to total
 loans..............................         .91%       .66%      .84%     .81%
Allowance for loan losses to total
 nonperforming assets...............       66.13%     70.48%    78.07%   90.65%

--------
(1) Nonperforming loans consist of nonaccruing loans (loans 90 days or more past due) and accruing loans that are contractually past due 90 days or more. At December 31, 2000, and June 30, 2000, 1999 and 1998, there were no accruing loans contractually past due 90 days or more.
(2) Real estate consists of commercial and residential property acquired through foreclosure or repossession (real estate owned and real estate in judgment) and real estate from certain subsidiary operations, and does not include performing real estate held for investment totaling $12.8 million, $9.9 million, $9.5 million and $4.4 million, respectively, at December 31, 2000, and June 30, 2000, 1999 and 1998.
(3) A troubled debt restructuring is a loan on which the Corporation, for reasons related to the debtor's financial difficulties, grants a concession to the debtor, such as a reduction in the loan's interest rate, a reduction in the face amount of the debt, or an extension of the maturity date of the loan, that the Corporation would not otherwise consider.
(4) Includes $1,176,000, $59,000, $75,000 and $97,000, respectively, at
    December 31, 2000, and June 30, 2000, 1999 and 1998, in allowance for losses established primarily to cover risks associated with borrowers' delinquencies and defaults on loans and leases held for sale.

   Nonperforming loans at December 31, 2000, increased $30.9 million compared to June 30, 2000, due primarily to an increase in residential construction delinquencies of $22.7 million, residential delinquencies of $9.7 million and commercial real estate delinquencies of $1.9 million partially offset by a decrease of $3.9 million in leasing delinquencies. Nonperforming loans at June 30, 2000, decreased compared to 1999 primarily due to a decrease of $9.7 million in delinquent commercial real estate offset by increases of $4.5 million and $260,000, respectively, in leases and other loans and consumer loans. Nonperforming loans at June 30, 1999, increased $20.7 million compared to 1998 primarily due to increases of $10.9 million, $5.8 million, $2.2 million and $1.8 million, respectively, in delinquent commercial real estate, residential real estate, consumer loans and other loans. These increases were due to the AmerUs and Midland acquisitions and to growth in the respective portfolios.

   Real estate owned at December 31, 2000, decreased $3.6 million from June 30, 2000, due primarily to decreases in commercial and residential real estate totaling $2.7 million and $979,000, respectively. The decrease in commercial real estate is due to impairment losses totaling $3.1 million recorded during the six months ended December 31, 2000, on two hotels in Kansas. The net increase of $6.4 million in real estate at June 30, 2000, compared to 1999 was due to increases of $4.0 million and $2.4 million, respectively, in commercial and residential real estate. The increases were primarily due to the transfer of delinquent residential and commercial loans totaling $21.1 million and $10.9 million, respectively, to nonperforming real estate. Partially offsetting these increases were sales of residential and commercial properties totaling $15.2 million and $6.2 million, respectively. The net increase of $5.5 million in real estate at June 30, 1999, compared to 1998 was due primarily to net increases of $5.6 million and $415,000, in residential and commercial real estate. This net increase was due primarily to real estate acquired from the AmerUs and Midland acquisitions partially offset by real estate sales. Real estate at December 31, 2000, and June 30, 2000, is located primarily in Kansas and Missouri.

   Troubled debt restructurings decreased $1.1 million at December 31, 2000, compared to June 30, 2000, due primarily to the payoff of two loans totaling $2.4 million partially offset by the addition of one loan totaling $1.4 million. Troubled debt restructurings decreased $4.3 million at June 30, 2000, compared to June 30, 1999, due to the reclassification of $3.2 million of commercial troubled debt restructurings to nonperforming loan status and $1.1 million of commercial troubled debt restructurings to current loan status. Troubled debt restructurings increased $5.4 million at June 30, 1999, compared to June 30, 1998, due to the addition of 13 loans classified as commercial troubled debt restructurings totaling approximately $16.1 million offset primarily by the reclassifications of $7.1 million (to nonperforming loan status) and $1.6 million (to current loan status) and payoffs totaling approximately $1.9 million.

   Total allowances for loan losses increased to $83.4 million at December 31, 2000, compared to $70.6 million at June 30, 2000. The increase is due to additional loan loss provisions recorded based on management's assessment of increased credit risk due to the changing economic environment and the increase in nonperforming loans. The decrease in total allowance for loan losses to $70.6 million at June 30, 2000, compared to $80.4 million at June 30, 1999, is primarily due to an increase in net charge-offs in fiscal year 2000 compared to 1999. The total allowance for loan losses increased to $80.4 million at June 30, 1999, compared to $64.8 million at June 30, 1998, due primarily to increases in allowances acquired in purchase acquisitions.

Non-Interest Income

 Loan Servicing Fees

   Loan servicing fees totaled $11.5 million and $12.2 million for the six months ended December 31, 2000 and 1999, respectively. The amount of revenue generated from loan servicing fees, and changes in comparing periods, is primarily due to the average size of the Corporation's portfolio of mortgage loans serviced for other institutions and the level of rates for service fees collected partially offset by the amortization expense of mortgage servicing rights. The loan servicing fees category also includes fees collected for late loan payments. During the six months ended December 31, 2000, service fees and late charges totaled $16.7 million compared to $17.3 million for the six months ended December 31, 1999. This decrease was due to a lower level of service fee rates comparing the respective periods offset slightly by a higher average balance of mortgage loans serviced as of December 31, 2000, compared to 1999. Amortization expense of mortgage servicing rights totaled $4.6 million and $5.1 million, respectively, for the six months ended December 31, 2000 and 1999. In addition, a valuation allowance totaling $583,000 was recorded as of December 31, 2000, as a reduction of loan servicing fees. At December 31, 2000 and 1999, the Corporation's portfolio of mortgage loans serviced for other institutions approximated $9.1 billion and $7.3 billion. The mortgage loans serviced balance at December 31, 2000, includes $1.6 billion of residential loans securitized and sold in November 2000 with servicing retained.

   Loan servicing fees totaled $25.2 million, $23.0 million and $24.5 million for fiscal years 2000, 1999 and 1998, respectively. The net increase in loan servicing fees comparing fiscal year 2000 to 1999 is primarily due to a decrease in amortization expense of mortgage servicing rights. Amortization expense of servicing rights totaled $8.7 million, $12.0 million and $10.2 million for fiscal years 2000, 1999 and 1998, respectively. This decrease reflects a reduction in prepayments due to the higher interest rate environment in fiscal year 2000. The amount of amortization expense of mortgage servicing rights is determined, in part, by mortgage loan paydowns in the servicing portfolio that are influenced by changes in interest rates. The decrease in loan servicing fees comparing fiscal year 1999 to 1998 is primarily due to lower average service fee rates collected in 1999 compared to 1998. The portfolio of mortgage loans serviced for other institutions totaled $7.3 billion, $7.4 billion and $7.2 billion at June 30, 2000, 1999 and 1998.

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

 Retail Fees and Charges

   Retail fees and charges totaled $25.7 million and $20.7 million for the six months ended December 31, 2000 and 1999, respectively. The primary source of this fee income is customer charges for retail financial services such as checking account fees and service charges, charges for insufficient checks or uncollected funds, stop payment fees, debit card fees, overdraft protection fees, transaction fees for personal checking and automatic teller machine services. The net increase for the six months ended December 31, 2000, compared to 1999 is due to increases in fees for overdraft and insufficient funds charges on checking accounts and debit card fees.

   Retail fees and charges totaled $43.2 million, $36.7 million and $30.3 million for fiscal years 2000, 1999 and 1998, respectively. The net increase for fiscal year 2000 compared to 1999 is due to increased fee structures and volume increases in checking account fees and related ancillary fees for overdraft and insufficient funds charges, debit card fees and overall fees from the acquisition of Midland. The net increase for fiscal year 1999 compared to 1998 primarily results from the AmerUs and Midland acquisitions, accounted for as purchases and included in operations since their respective dates of consummation, which together contributed $3.6 million in retail fees and charges for fiscal year 1999. Also contributing to the increase is the emphasis on cross-selling of products available from the Corporation's increased retail customer deposit base.

 Gain (Loss) on Sales of Loans

   During the six months ended December 31, 2000 and 1999, loans were sold totaling approximately $2.3 billion and $341.6 million, respectively, resulting in a pre-tax loss of $18.0 million for the six month December 31, 2000, period and a pre-tax gain of $241,000 for the December 31, 1999, six month period. These loans are typically originated by the mortgage banking operations and sold in the secondary market with loan servicing retained and without recourse to the Corporation. However, as part of the August 2000 strategic initiatives to restructure the balance sheet, approximately $1.6 billion of 30-year residential mortgages were securitized and sold. This November 2000 sale of these securitized mortgage loans resulted in a pre-tax loss of $18.2 million. The sale of these single-family residential loans will allow the Corporation to increase margins and reduce earnings volatility associated with rising interest rates, and at the same time increase the mortgage loans serviced portfolio.

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

 Loss on Sales of Securities and Termination of Interest Rate Swap Agreements

   During the six months ended December 31, 2000, the following transactions were recorded:

                                                              (In Thousands)
Gain on the sales of trading securities:
  Investment securities..................................... $ 2,466
  Mortgage-backed securities................................     876  $  3,342
                                                             -------
Loss on the sales of available-for-sale securities:
  Investment securities..................................... (14,210)
  Mortgage-backed securities................................ (19,102)  (33,312)
                                                             -------  --------
Net loss on the sales of securities.........................           (29,970)
Loss on the termination of interest rate swap agreements
 (including amortization totaling $170 on the deferred loss
 of interest rate swap agreements included in other
 comprehensive income)......................................           (38,379)

Changes in the fair value of derivative financial
 instruments not qualifying for hedge accounting:
  Interest rate floor agreements............................     (25)
  Forward loan sales commitments............................    (665)
  Conforming loan commitments...............................    (380)   (1,070)
                                                             -------  --------
                                                                       (69,419)
Other items.................................................               (43)
                                                                      --------
Loss on the sales of securities and termination
 of interest rate swap agreements, net......................          $(69,462)
                                                                      ========

   During the six months ended December 31, 2000, the Corporation realized a pre-tax net loss on the sales of investment and mortgage-backed securities totaling $30.0 million. This net loss was the result of the Corporation selling securities in the trading portfolio totaling $429.8 million and in the available for sale portfolio totaling $765.6 million during the six months ended December 31, 2000. Effective July 1, 2000, the Corporation adopted the provisions of SFAS No. 133 and, under provisions of this statement, the Corporation transferred $432.6 million of its held-to-maturity portfolio of investment and mortgage-backed securities to the trading portfolio. The fair value adjustment of these transferred securities resulted in a pre-tax loss of $28.4 million ($18.5 million after-tax) recorded against current operations as of July 1, 2000, as a cumulative effect of a change in accounting principle, net of income tax benefits. The loss on the termination of interest rate swap agreements totaling $38.4 million is the result of the Corporation exiting interest rate swap agreements with a notional amount of $1.2 billion primarily due to the pay down of FHLB advances during the quarter ended December 31, 2000. Under SFAS No. 133, a loss of $38.2 million was recognized on these swap agreements ($1.0 billion notional amount) since the related hedged FHLB advances were paid off. A net loss of

$1.1 million was also recorded during the six months ended December 31, 2000, resulting from the changes in fair value of the Corporation's interest rate floor agreements, forward loan sales commitments and conforming loan commitments. During the six months ended December 31, 1999, there were no sales of securities classified as available for sale.

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

 Other Operating Income

   Other operating income totaled $15.0 million and $20.7 million for the six months ended December 31, 2000 and 1999, respectively. Other operating income totaled $33.6 million, $24.2 million and $23.7 million for fiscal years 2000, 1999 and 1998, respectively. The major components of other operating income are brokerage commissions, credit life and disability commissions and insurance commissions. In December 2000, the Corporation invested in a BOLI program with a contract value of $200.0 million. Revenue from the BOLI program will become a significant component of other operating income beginning in calendar year 2001.

   Brokerage commission income totaled $4.2 million and $4.5 million for the six months ended December 31, 2000 and 1999. The decrease comparing periods is primarily attributable to the volatility in the stock market comparing 2000 to 1999. Insurance commission remained relatively stable and totaled $1.9 million for both six month periods. Credit life and disability insurance totaled $1.4 million and $2.0 million for the six months ended December 31, 2000 and 1999. Other operating income totaled $7.5 million and $12.3 million for the six months ended December 31, 2000 and 1999. The decrease from the 2000 six month period compared to the 1999 period is due primarily to the sale of the corporate headquarters building in December 1999 that resulted in a pre-tax gain of $8.5 million. Additionally, during the six months ended December 31, 2000, the Corporation recorded a $1.3 million gain on the sale of a parcel of the Corporation's business park and BOLI income totaling $769,000.

   Brokerage commission income totaled $9.8 million, $9.2 million and $5.3 million, respectively, for fiscal years 2000, 1999 and 1998. Brokerage commission income increased for fiscal year 2000 compared to 1999 and fiscal year 1999 compared to 1998 due to significant growth in the volume of customer transactions for equity securities. A greater focus on cross-selling, an increase in the number of sales locations due to acquisitions and a more qualified staff also contributed to these increases.

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

   Credit life and disability commission income totaled $4.1 million, $2.0 million and $2.0 million, respectively, for fiscal years 2000, 1999 and 1998. Commission income from credit life and disability is directly related to consumer loan volume and the emphasis placed on selling the product. Credit life and disability commission income from leasing activity decreased during this same period. This decrease is the reason credit life and disability commission income is unchanged comparing fiscal year 1999 to 1998.

   Other operating income includes miscellaneous items that can fluctuate significantly from year to year. Such amounts totaled approximately $15.7 million, $10.2 million and $13.2 million, respectively, for fiscal years 2000, 1999 and 1998. The increase comparing fiscal year 2000 to 1999 is due primarily to the net pre-tax gain totaling $8.5 million on the sale of the corporate headquarters building. The net decrease comparing fiscal years 1999 to 1998 is due to the Corporation significantly curtailing leasing operations.

Non-Interest Expense

 General and Administrative Expenses

   Total general and administrative expenses totaled $148.4 million and $127.8 million for the six months ended December 31, 2000 and 1999. The net increase of $20.6 million in general and administrative expenses for the six months ended December 31, 2000, compared to the six months ended December 31, 1999, is primarily due to net increases in exit costs and termination benefits of $21.5 million, outside services of $1.9 million and other operating expenses of $1.3 million. These increases are partially offset by decreases of $2.1 million in compensation, $1.4 million in communication expense and $957,000 in occupancy and equipment. Excluding exit costs and termination benefits, general and administrative expenses decreased $839,000 from $123.5 million to $122.6 million comparing the six months ended December 31, 2000, to the prior year period. This net decrease is primarily due to a lower number of full-time equivalent employees comparing the respective periods, management's emphasis on tighter cost controls and the effect of certain initiatives starting with the November 1999 branch divestitures and employee outplacement. The increase in exit costs and termination benefits is due to the implementation of key strategic initiatives announced August 2000. Exit costs and termination benefits totaling $25.8 million resulting from these key strategic initiatives relate to the sale and consolidation of branches ($14.5 million, net of gains on sales of branches totaling $2.5 million), costs to exit leasing operations ($4.6 million), strategic consulting fees ($2.9 million), management restructuring ($2.1 million) and other various initiatives ($1.7 million). See "Key Strategic Initiatives" and Note 23 to the Notes to Consolidated Financial Statements for additional information on these net charges.

   Total general and administrative expenses totaled $251.9 million, $238.6 million and $206.1 million for fiscal years 2000, 1999 and 1998, respectively. Excluding charges for exit costs and termination benefits, merger-related expenses and certain other nonrecurring charges, general and administrative expenses totaled $248.0 million, $208.5 million and $180.9 million for fiscal years 2000, 1999 and 1998.

   The net increase of $13.3 million in general and administrative expenses for fiscal year 2000 compared to 1999 is primarily due to net increases of $12.9 million in compensation and benefits, $17.6 million in other expenses, $6.5 million in data processing, $3.9 million in exit costs and termination benefits, $2.3 million in occupancy and equipment and $1.2 million in advertising. These increases were offset by net decreases of $29.9 million in merger expenses and $1.2 million in regulatory insurance and assessments. The charges for exit costs and termination benefits of $3.9 million reflect the expenses and charges pursuant to the sale and closing of 21 branches ($2.4 million) and the elimination of 121 positions ($1.5 million). The Midland acquisition, which was accounted for under the purchase method of accounting, contributed to the net increases in additional general and administrative expenses for fiscal year 2000. The AmerUs acquisition, also accounted for as a purchase, contributed to a lesser extent to the net increases. These acquisitions resulted in increased personnel wages, benefits and costs of operating additional branches, as well as other expenses incurred on an indirect basis. General and administrative expenses also increased for fiscal year 2000 compared to 1999 due to higher costs associated with the new data processing computer systems, higher item processing costs from the customer deposit delivery system implemented in the second quarter of fiscal year 1999 and to decreases in deferred costs associated with loan originations due to lower loan origination volume.

   The net increase of $32.5 million in general and administrative expenses for fiscal year 1999 compared to 1998 is primarily due to net increases in the merger expenses category of $11.9 million, compensation and benefits of $10.7 million, occupancy and equipment of $8.2 million, other expenses of $5.6 million, advertising of $1.3 million and regulatory insurance and assessments of $688,000. These increases were slightly offset by a net decrease of $5.9 million in data processing. The net increase comparing the two fiscal years is primarily due to fiscal year 1999 merger expenses totaling $30.1 million associated with the First Colorado Bancorp, Inc. ("First Colorado") acquisition and the termination of three employee stock ownership plans compared to the $20.9 million of merger expenses recorded in fiscal year 1998. The AmerUs and Midland acquisitions contributed a net increase of approximately $16.1 million in general and administrative expenses for fiscal year 1999 over 1998. These acquisitions resulted in increased personnel wages and benefits and costs of operating additional branches, as well as other expenses incurred on an indirect basis. The net decrease in data processing for fiscal year 1999 compared to 1998 is due to accelerated amortization totaling $4.3 million recorded in fiscal year 1998 for certain computer systems and software necessitated by the Year 2000 compliance and the related planned systems conversions. Merger expenses totaling $16.1 million associated with the First Colorado acquisition consisted of $8.0 million in transaction costs, such as fees for investment banking, accounting and legal, $6.7 million in costs to combine operations and $1.4 million in severance and other termination costs. The remaining amount of the merger expenses totaled $14.0 million and related to the termination of three employee stock ownership plans acquired in mergers the past two fiscal years. Such amount represents the market value of unallocated shares distributed to plan participants upon the termination of these employee stock ownership plans.

 Intangible Assets Amortization

   Total amortization expense of intangible assets for the six months ended December 31, 2000, was $8.2 million compared to $9.3 million for the six months ended December 31, 1999. The net decrease in amortization expense is due to the finalization of the March 1999 Midland acquisition for purchase accounting adjustments and the core value study. In addition, the amortization expense is lower due to core value of deposits amortized on an accelerated basis and from the write-off of a portion of intangible assets from the November 1999 branch sales and closings.

   Total amortization expense of intangible assets for fiscal years 2000, 1999 and 1998 was $17.2 million, $15.7 million and $7.8 million, respectively. The net increase in amortization expense of intangible assets for fiscal year 2000 compared to 1999 is primarily due to the finalization of purchase accounting adjustments and the core value of deposits study for the March 1999 Midland acquisition. The net increase in amortization expense of intangible assets for fiscal year 1999 compared to 1998 is primarily due to the AmerUs and Midland acquisitions consummated in fiscal 1999. The amortization expense of intangible assets associated with these two acquisitions totaled $9.9 million and $7.8 million, respectively, for fiscal years 2000 and 1999.

Income Tax Provision (Benefit)

   For the six months ended December 31, 2000, the Corporation recorded an income tax benefit totaling $19.7 million, for an effective tax benefit rate of 28.1%. This compares to a provision for income taxes for the six months ended December 31, 1999, of $29.2 million, or 34.7% for an effective tax rate. The effective tax benefit rate of 28.1% differs from the statutory rate of 35.0% primarily due to nondeductible goodwill, the establishment of valuation allowances on deferred state taxes, tax exempt interest income and low income housing tax credits.

   For fiscal years 2000, 1999 and 1998 the provision for income taxes totaled $55.3 million, $63.3 million and $52.4 million, respectively. The effective tax rates for fiscal years 2000, 1999 and 1998 were 34.3%, 40.6% and 37.5%, respectively. The effective tax rate varied from the statutory rate of 35.0% for fiscal year 2000 due to the tax benefits generated from the creation of a real estate investment trust and to increases in tax-exempt securities. The effective tax rate varied from the statutory rate for fiscal years 1999 and 1998 due to the nondeductibility of certain merger-related expenses and other nonrecurring charges. A significant nondeductible merger-related expense for fiscal year 1999 was the $14.0 million associated with the termination of the employee stock ownership plans acquired in mergers. For the three fiscal years ended June 30, 2000, the effective tax rates also varied from the statutory rate due to the nondeductibility of amortization of intangible assets in relation to the level of taxable income for the respective fiscal years.

Cumulative Effect of Change in Accounting Principle

   Effective July 1, 2000, the Corporation adopted the provisions of SFAS No.
133. The Corporation's interest rate floor agreements, forward loan sales commitments and conforming loan commitments do not qualify for hedge accounting. Since these derivatives do not qualify for hedge accounting, this statement requires that upon initial adoption, the fair values of these derivatives be recorded as a charge to operations on July 1, 2000, as a cumulative effect of a change in accounting principle. In addition, as required by this statement, the adjustment to fair value on the transfer of securities from held-to-maturity to trading on July 1, 2000, was also recorded as a charge to operations as a cumulative effect of change in accounting principle. The effect of adopting the provisions of SFAS No. 133 was to record a net charge to operations totaling $19.1 million, net of income tax benefits totaling $10.3 million, or $.35 per share, as a cumulative effect of a change in accounting principle for the six months ended December 31, 2000.

   Effective July 1, 1999, the Corporation adopted the provisions of Statement of Position 98-5 "Reporting the Costs of Start-Up Activities." This statement required that costs of start-up activities and organizational costs be expensed as incurred. Prior to this statement, these costs were capitalized and amortized over periods ranging from five to 25 years. The effect of adopting the provisions of this statement was to record a charge of $1.8 million, net of an income tax benefit of $978,000, or $.03 per diluted share, as a cumulative effect of a change in accounting principle. These costs consist of organizational costs primarily associated with the creation of a real estate investment trust subsidiary and start-up costs of the proof of deposit department for processing customer transactions following the conversion of the Corporation's deposit system.

Ratios

   The table below sets forth certain performance ratios of the Corporation for the periods indicated:

                                                Six Months  Year Ended June
                                                  Ended           30,
                                               December 31, ------------------
                                                   2000     2000   1999  1998
                                               ------------ -----  ----  -----
Return on average assets: net income (loss)
 divided by average total assets(1)..........      (1.01)%    .77%  .77%   .85%
Return on average equity: net income (loss)
 divided by average equity(1)................     (15.30)   10.85  9.95  10.96
Equity-to-assets ratio: average stockholders'
 equity to average total assets..............       6.62     7.10  7.79   7.76
General and administrative expenses divided
 by average assets(2)........................       2.16     1.87  2.00   2.01

--------
(1) Return on average assets and return on average stockholders' equity for the six months ended December 31, 2000, are .39% and 5.88%, respectively, excluding the after-tax effect of nonrecurring income and charges totaling $96.2 million. Return on average assets and return on average stockholders' equity for fiscal year 2000 are .76% and 10.77%, respectively, excluding the after-tax effect of nonrecurring income and charges totaling $756,000. Return on average assets and return on average stockholders' equity for fiscal year 1999 are 1.00% and 12.86%, respectively, excluding the after-tax effect of merger-related and other nonrecurring charges totaling $27.1 million. Return on average assets and return on average stockholders' equity for fiscal year 1998 are 1.06% and 13.65%, respectively, excluding the after-tax effect of merger-related and other nonrecurring expenses totaling $21.5 million.
(2) General and administrative expenses divided by average assets for the six months ended December 31, 2000, is 1.79% and for fiscal year 2000 is 1.84% excluding the nonrecurring exit costs and termination benefits totaling $25.8 million and $3.9 million, respectively. The ratio for fiscal year 1999 is 1.75% excluding the merger-related and other nonrecurring charges totaling $30.1 million. The ratio for fiscal year 1998 is 1.76% excluding the merger-related and other nonrecurring expenses totaling $25.2 million.

   The operating ratio for general and administrative expenses for the six months ended December 31, 2000, is higher compared to fiscal year 2000 due to an increase of $21.8 million in exit costs and termination benefits. The operating ratio for general and administrative expenses for fiscal year 2000 is lower compared to 1999 due to a net increase of $1.6 billion in average assets partially offset by an increase of $13.3 million in general and administrative expenses. The net increase in general and administrative expenses for fiscal year 2000 over 1999 is due to a full year of expenses associated with the Midland acquisition, higher costs from new computer systems and item processing charges, and to lower loan origination volumes that translates to decreases in deferred costs associated with loan originations. The operating ratio for general and administrative expenses for fiscal year 1999 is relatively unchanged compared to 1998 due to a net increase of $32.5 million in such expenses offset by an increase of approximately $1.6 billion in average assets over the same periods. The increase in general and administrative expenses is primarily due to the AmerUs and Midland acquisitions accounted for as purchases and the termination of the three employee stock ownership plans acquired in mergers the past two fiscal years. The increase in the average assets is attributable primarily to the AmerUs and Midland acquisitions.

Implementation of New Accounting Pronouncements

   Effective July 1, 2000, the Corporation adopted the provisions of SFAS No.
133. This statement required the recognition of all derivative financial instruments as either assets for liabilities in the statement of financial condition and measurement of those instruments at fair value. See "Cumulative Effect of Change in Accounting Principle" for additional information on the effect of this statement. The Corporation also adopted certain disclosure provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" relating to the securitization of assets. See Note 10 to the Notes to Consolidated Financial Statements for these disclosures.

Liquidity and Capital Resources

   The Corporation's principal asset is its investment in the capital stock of the Bank. Since the Corporation does not generate any significant revenues independent of the Bank, the Corporation's liquidity is dependent on the extent to which it receives dividends from the Bank. The Bank's ability to pay dividends to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Under the capital distribution regulations of the OTS, the Bank is permitted to pay capital distributions during a calendar year up to 100.0% of its retained net income (net income determined in accordance with generally accepted accounting principles less total capital distributions declared) for the current calendar year combined with the Bank's retained net income for the preceding two calendar years without requiring an application for approval to be filed with the OTS. At December 31, 2000, the Bank's total distributions exceeded its retained income by $66.1 million under this regulation. During calendar year 2000 the Bank incurred a net loss of approximately $9.1 million and made capital distributions totaling $130.2 million resulting in this deficit. The capital distributions were made to the parent company to cover its common stock repurchases, common stock cash dividends and debt service. Currently, the Corporation is required to file an application with the OTS for approval of any capital distributions. If the Bank's regulatory capital would fall below certain levels, then applicable regulations would require approval by the OTS of any proposed dividends and, in some cases, would prohibit the payment of dividends.

   The Corporation manages its liquidity at both the parent company and subsidiary levels. At December 31, 2000, the cash of Commercial Federal Corporation (the "parent company") totaled $36.0 million compared to $44.4 million at June 30, 2000. Due to the parent company's limited independent operations, management believes that its cash balance at December 31, 2000, is currently sufficient to meet operational needs excluding funds necessary for interest and principal payments and the repurchase of common stock. The parent company's ability to make future interest and principal payments on its $50.0 million of 7.95% fixed-rate subordinated extendible notes due December 1, 2006, on its $46.4 million of 9.375% fixed-rate junior subordinated debentures due May 15, 2027, and on its term and revolving credit notes is dependent upon its receipt of dividends from the Bank. During the six months ended December 31, 2000, the parent company received cash dividends totaling $57.0 million from the Bank. These dividends were for (i) common stock cash dividends totaling $3.7 million paid by the parent company to its common stock shareholders, (ii) interest payments totaling $5.9 million on the parent company's debt, (iii) the financing of common stock repurchases totaling $45.6 million, and (iv) a principal payment of $1.8 million on the parent company's five-year term note. During fiscal years 2000 and 1999, the parent company received cash dividends totaling $117.8 million and $73.3 million, respectively. The dividends received during fiscal year 2000 were for:

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

   Cash dividends paid by the parent company to its common stock shareholders totaled $7.8 million, $15.8 million and $13.5 million, respectively, during the six months ended December 31, 2000, and fiscal years 2000 and 1999. The payment of dividends on the common stock is subject to the discretion of the Board of Directors of the Corporation and depends on a variety of factors, including operating results and financial condition, liquidity, regulatory capital limitations and other factors. The Bank will continue to pay dividends to the parent company, subject to regulatory restrictions, to cover future principal and interest payments on the parent company's debt and quarterly cash dividends on common stock when and as declared by the parent company. The parent company also receives cash from the exercise of stock options and the sale of stock under its employee benefit plans which totaled $775,000, $2.4 million and $9.7 million, respectively, during the six months ended December 31, 2000, and fiscal years 2000 and 1999. In addition, the parent company receives funds from the Bank for income tax benefits from operating losses of the parent company as provided in the corporate tax sharing agreement.

   The Corporation continues repurchasing shares of its outstanding common stock that began in April 1999. The second repurchase was completed on August 25, 2000. On August 14, 2000, the Corporation's Board of Directors authorized the repurchase of up to 10% of its outstanding stock, or approximately 5,500,000 shares. This repurchase is expected to be completed no later than June 30, 2001. During the six months ended December 31, 2000, the Corporation repurchased and cancelled 2,765,400 shares of its common stock at a cost of $49.0 million. During the fiscal year end June 30, 2000, the Corporation repurchased and cancelled 3,773,500 shares of its common stock at a cost of $63.9 million. During fiscal year 1999 the Corporation repurchased and cancelled 1,500,000 shares at a cost of $36.2 million.

   The Corporation's primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the FHLB and (iv) cash generated from operations. Net cash flows provided by operating activities totaled $420.1 million and $98.4 million, respectively, for the six months ended December 31, 2000 and 1999. Net cash flows provided by operating activities for fiscal years 2000 and 1999 totaled $191.7 million and $251.5 million, respectively, and net cash flows used by operating activities for fiscal year 1998 totaled $96.8 million. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans. Certain amounts from operating activities for the six months ended December 31, 2000, reflect the balance sheet restructuring announced in August 2000. On July 1, 2000, the Corporation transferred approximately $1.8 billion of held-to-sale securities to the trading and available for sale portfolios. During the six months ended December 31, 2000, the Corporation sold investment and mortgage-backed securities totaling $1.2 million resulting in a net loss of $30.0 million and sold securitized residential loans totaling approximately $1.6 billion resulting in a loss of $18.2 million. Proceeds from these sales were used to purchase lower-risk, higher-yielding assets, repay advances from the FHLB and repurchase common stock. The purchase and origination of loans for resale totaling $711.2 million for fiscal year 2000 is lower compared to $1.9 billion and $1.4 billion for fiscal years 1999 and 1998, respectively, primarily due to increased prepayment and refinancing activity during fiscal years 1999 and 1998. Proceeds from the sales of loans totaled $762.0 million for fiscal year 2000 compared to $2.0 billion and $1.2 billion, respectively, in fiscal years 1999 and 1998.

   Net cash flows provided by investing activities totaled $779.5 million for the six months ended December 31, 2000, compared to net cash flows used by investing activities totaling $752.3 million for the six months ended December 31, 1999. Net cash flows used by investing activities totaled $1.2 billion and $840.0 million for fiscal years 2000 and 1999, respectively, and net cash flows provided by investing activities totaled $112.4 million for fiscal year 1998. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities and (ii) the purchase and origination of loans, mortgage-backed and investment securities. During the six months ended December 31, 2000, the Corporation made an investment of $200.0 million in a BOLI program.

   The acquisition of First Colorado had no material effect on liquidity, except for the net cash outlays totaling $16.1 million relating to nonrecurring merger related costs, since this transaction was consummated in an exchange of common stock between the financial institutions. The acquisition of AmerUs resulted in a cash outlay of approximately $53.2 million and the acquisition of Midland resulted in a cash outlay of $83.0 million. The AmerUs acquisition was financed by $40.0 million of one-year purchase notes due July 31, 1999, from the seller bearing interest at 150 basis points over the one-year Treasury bill rate, a $10.0 million capital distribution from the Bank and, in part, by a $45.0 million term note borrowed by the Corporation on July 30, 1998. The Midland acquisition was financed by parent company funds and a $25.0 million capital distribution from the Bank. The Corporation's four fiscal year 1998 acquisitions resulted in the Corporation issuing 9,368,063 shares of its common stock in fiscal year 1998. Cash outlays for nonrecurring merger-related costs associated with these acquisitions approximated $19.8 million.

   Net cash flows used by financing activities totaled $1.2 billion for the six months ended December 31, 2000, compared to net cash flows provided by financing activities totaling $521.6 million for the six months ended December 31, 1999. Net cash flows provided by financing activities totaled $889.6 million, $724.7 million and $56.6 million, respectively, for fiscal years 2000, 1999 and 1998. Advances from the FHLB and deposits have been the primary sources to balance the Corporation's funding needs during each of the periods presented. The Corporation experienced net increases in deposits of $364.0 million for the six months ended December 31, 2000. The net increase in deposits for the current period is primarily due to the Corporation's expanded use of brokered deposits for funding needs. At December 31, 2000, brokered certificates of deposits totaled $322.1 million compared to $82.4 million at June 30, 2000. The Corporation announced that 48 branches will be sold or consolidated by September 30, 2001. Deposits associated with these branches approximated $464.0 million. During the six months ended December 31, 2000, the Corporation continued to borrow long-term FHLB advances that are callable at the option of the FHLB. At December 31, 2000, the Corporation had fixed-rate advances totaling $1.7 billion that were convertible into adjustable-rate advances. These convertible advances had call dates ranging from January 2001 to March 2003. During the six months ended December 31, 2000, the Corporation repurchased shares at a cost of $49.0 million.

   Excluding deposits acquired in acquisitions, the Corporation experienced net decreases in deposits of $325.8 million, $211.1 million and $212.9 million for fiscal years 2000, 1999 and 1998, respectively. The decreases in deposits were primarily due to depositors seeking higher-yielding investment options. During fiscal years 2000 and 1999 the Corporation continued to borrow long-term FHLB advances that were callable at the option of the FHLB. Such advances provided the Corporation with lower costing interest-bearing liabilities than other funding alternatives. At June 30, 2000, 1999 and 1998, the Corporation had fixed-rate advances totaling $2.3 billion, $3.0 billion and $1.0 billion, respectively, that were convertible into adjustable-rate advances. At June 30, 2000, these convertible advances had call dates ranging from July 2000 to March 2003. The one-year notes for $40.0 million from the AmerUs acquisition were paid in full on July 30, 1999. The $32.5 million term note due July 31, 2003, was refinanced on July 1, 1999. The proceeds to pay the $40.0 million AmerUs note in full and the refinancing came from a term note for $72.5 million due June 30, 2004, unsecured, with quarterly principal payments of $1.8 million and interest payable quarterly at 100 basis points below the lender's national base rate. At June 30, 2000, this term note had a remaining principal balance of $65.3 million. In addition, on August 30, 1999, the Corporation borrowed $10.0 million from the same lender on a revolving line of credit. This revolving credit note had a balance of $10.0 million as of June 30, 2000, and is unsecured with interest terms the same as the term note. The proceeds were used to help finance the Corporation's repurchase of its common stock. During fiscal years 2000 and 1999, the Corporation repurchased shares at a cost of $63.9 million and $36.2 million, respectively. On August 14, 1998, First Colorado issued 1,400,000 shares of common stock prior to its merger with the Corporation, resulting in the receipt of proceeds totaling $32.5 million.

   At December 31, 2000, the Corporation issued commitments totaling $510.7 million to fund and purchase loans and investment securities as follows: $83.8 million of single-family fixed-rate mortgage loans, $38.4 million of single-family adjustable-rate mortgage loans, $110.8 million of commercial real estate loans, $18.0 million of consumer loans, $41.9 million of investment securities, and $217.8 million of unused lines of credit for commercial and consumer use. These outstanding loan commitments to extend credit in order to originate loans or fund commercial and consumer loans lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described. In addition, at December 31, 2000, the Corporation had $237.7 million in mandatory forward delivery commitments to sell residential mortgage loans.

   At June 30, 2000, the Corporation issued commitments totaling $611.2 million to fund and purchase loans and investment securities as follows: $125.4 million of single-family fixed-rate mortgage loans, $120.3 million of single-family adjustable-rate mortgage loans, $127.5 million of commercial real estate loans, $17.6 million of consumer loans, $1.5 million of investment securities, an $218.9 million of unused lines of credit for commercial and consumer use. In addition, at June 30, 2000, the Corporation had $240.7 million in mandatory forward delivery commitments to sell residential mortgage loans.

   The maintenance of an appropriate level of liquid resources to meet not only regulatory requirements but also to provide funding necessary to meet the Corporation's current business activities and obligations is an integral element in the management of the Corporation's assets. The OTS has established an interim rule whereby savings institutions are only required to maintain sufficient liquidity to ensure its safe and sound operation. The Bank's liquidity ratio was 15.66% at December 31, 2000. Liquidity levels will vary depending upon savings flows, future loan fundings, cash operating needs, collateral requirements and general prevailing economic conditions. The Bank does not foresee any difficulty in meeting its liquidity requirements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report On Internal Controls

   Management of Commercial Federal Corporation is responsible for the preparation, integrity, and fair presentation of its published consolidated financial statements and all other information presented in this Annual Report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed judgments and estimates made by Management.

   Management is responsible for establishing and maintaining effective internal control over financial reporting, including safeguarding of assets. The internal control contains monitoring mechanisms and actions are taken to correct deficiencies identified.

   There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

   Management assessed Commercial Federal Corporation's internal control over financial reporting, including the safeguarding of assets, as of December 31, 2000. This assessment was based on the criteria for effective internal control described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, Management believes that Commercial Federal Corporation maintained effective internal control over financial reporting, including safeguarding of assets, as of December 31, 2000.



/s/ William A. Fitzgerald
-------------------------
William A. Fitzgerald                    /s/ David S. Fisher
Chairman of the Board and                --------------------
Chief Executive Officer                  David S. Fisher
                                         Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Commercial Federal Corporation
Omaha, Nebraska

   We have audited the accompanying consolidated statements of financial condition of Commercial Federal Corporation and subsidiaries (the "Corporation") as of December 31, 2000, and as of June 30, 2000 and 1999, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the six months ended December 31, 2000, and for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial Federal Corporation and subsidiaries as of December 31, 2000, and as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the six months ended December 31, 2000, and for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

   As discussed in Note 3 to the consolidated financial statements, effective July 1, 2000, the Corporation changed its method of accounting for derivatives to conform with the provisions of Statement of Financial Accounting No. 133, "Accounting for Derivative Instruments and Hedging Activities". As discussed in
Note 3 to the consolidated financial statements, effective July 1, 1999, the Corporation changed its method of accounting for start-up activities and organizational costs to conform with the provisions of Statement of Position 98-5 "Reporting the Costs of Start-Up Activities".


/s/ Deloitte & Touche LLP
-------------------------
Omaha, Nebraska
February 8, 2001

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                               June 30,
                                          December 31,  ------------------------
                                              2000         2000         1999
                                          ------------  -----------  -----------
                                                 (Dollars in Thousands)
                 ASSETS
Cash (including short-term investments
 of $1,283, $1,086 and $39,585).........  $   192,358   $   199,566  $   353,275
Investment securities available for
 sale, at fair value....................      771,137        70,478       83,811
Mortgage-backed securities available for
 sale, at fair value....................    1,514,510       362,756      419,707
Loans and leases held for sale, net.....      242,200       183,356      104,347
Investment securities held to maturity
 (fair value of $857,786 and $846,805)..          --        922,689      862,760
Mortgage-backed securities held to
 maturity (fair value of $835,095
 and $849,488)..........................          --        857,382      862,838
Loans receivable, net of allowances of
 $82,263, $70,497 and $80,344...........    8,651,174    10,224,336    9,222,046
Federal Home Loan Bank stock............      251,537       255,756      194,129
Real estate, net........................       38,331        39,129       31,513
Premises and equipment, net.............      167,210       181,692      185,302
Bank owned life insurance...............      200,713           --           --
Other assets............................      303,707       265,048      203,057
Intangible assets, net of accumulated
 amortization of $74,649, $66,496 and
 $49,260................................      207,427       230,850      252,677
                                          -----------   -----------  -----------
    Total Assets........................  $12,540,304   $13,793,038  $12,775,462
                                          ===========   ===========  ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits..............................  $ 7,694,486   $ 7,330,500  $ 7,655,415
  Advances from Federal Home Loan Bank..    3,565,465     5,049,582    3,632,241
  Other borrowings......................      175,343       206,026      353,897
  Other liabilities.....................      241,271       218,952      167,026
                                          -----------   -----------  -----------
    Total Liabilities...................   11,676,565    12,805,060   11,808,579
                                          -----------   -----------  -----------
Commitments and Contingencies...........          --            --           --
                                          -----------   -----------  -----------
Stockholders' Equity:
  Preferred stock, $.01 par value;
   10,000,000 shares authorized; none
   issued...............................          --            --           --
  Common stock, $.01 par value;
   120,000,000 shares authorized;
   53,208,628, 55,922,884 and 59,593,849
   shares issued and outstanding........          532           559          596
  Additional paid-in capital............      255,870       303,635      364,320
  Retained earnings.....................      622,659       699,724      611,529
  Accumulated other comprehensive loss,
   net..................................      (15,322)      (15,940)      (9,562)
                                          -----------   -----------  -----------
    Total Stockholders' Equity..........      863,739       987,978      966,883
                                          -----------   -----------  -----------
    Total Liabilities and Stockholders'
     Equity.............................  $12,540,304   $13,793,038  $12,775,462
                                          ===========   ===========  ===========

          See accompanying Notes to Consolidated Financial Statements.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                      Six Months
                                        Ended        Year Ended June 30,
                                     December 31, ----------------------------
                                         2000       2000      1999      1998
                                     ------------ --------  --------  --------
                                             (Dollars in Thousands)
Interest Income:
  Loans receivable..................   $408,582   $759,711  $700,911  $619,851
  Mortgage-backed securities........     49,334     82,563    77,039    81,168
  Investment securities.............     40,816     85,416    61,404    56,669
                                       --------   --------  --------  --------
    Total interest income...........    498,732    927,690   839,354   757,688
Interest Expense:
  Deposits..........................    184,579    325,674   322,858   313,752
  Advances from Federal Home Loan
   Bank.............................    152,317    240,924   157,787   121,414
  Other borrowings..................      7,401     18,951    26,376    42,223
                                       --------   --------  --------  --------
    Total interest expense..........    344,297    585,549   507,021   477,389
Net Interest Income.................    154,435    342,141   332,333   280,299
Provision for Loan Losses...........    (27,854)   (13,760)  (12,400)  (13,853)
                                       --------   --------  --------  --------
Net Interest Income After Provision
 for Loan Losses....................    126,581    328,381   319,933   266,446
Other Income (Loss):
  Loan servicing fees, net..........     11,521     25,194    22,961    24,523
  Retail fees and charges...........     25,650     43,230    36,740    30,284
  Real estate operations............     (4,809)       (88)   (1,674)    1,894
  Gain (loss) on sales of loans.....    (18,023)      (110)    3,423     3,092
  Gain (loss) on sales of securities
   and termination of interest rate
   swap agreements, net.............    (69,462)       --      4,376     3,765
  Other operating income............     15,017     33,613    24,189    23,702
                                       --------   --------  --------  --------
    Total other income (loss).......    (40,106)   101,839    90,015    87,260
Other Expense:
 General and administrative
  expenses--
  Compensation and benefits.........     53,306    111,720    98,869    88,129
  Occupancy and equipment...........     19,015     38,873    36,528    28,316
  Data processing...................      9,685     18,834    12,360    18,276
  Advertising.......................      6,531     15,100    13,893    12,633
  Communication.....................      7,109     16,201    16,566    12,276
  Item processing...................      8,120     15,683     9,637     4,894
  Outside services..................      6,058      8,422     7,086     4,875
  Other operating expenses..........     12,801     23,157    13,738    18,690
  Exit costs and termination
   benefits.........................     25,764      3,941       --        --
  Merger expenses...................        --         --     29,917    18,034
                                       --------   --------  --------  --------
    Total general and administrative
     expenses.......................    148,389    251,931   238,594   206,123
 Amortization of intangible assets..      8,153     17,236    15,702     7,814
                                       --------   --------  --------  --------
    Total other expense.............    156,542    269,167   254,296   213,937
                                       --------   --------  --------  --------
Income (Loss) Before Income Taxes
 and Cumulative Effect of Change in
 Accounting Principle...............    (70,067)   161,053   155,652   139,769
Income Tax Provision (Benefit)......    (19,691)    55,269    63,260    52,356
                                       --------   --------  --------  --------
Income (Loss) Before Cumulative
 Effect of Change in Accounting
 Principle..........................    (50,376)   105,784    92,392    87,413
Cumulative Effect of Change in
 Accounting Principle, Net of Tax
 Benefit............................    (19,125)    (1,776)      --        --
                                       --------   --------  --------  --------
Net Income (Loss)...................   $(69,501)  $104,008  $ 92,392  $ 87,413
                                       ========   ========  ========  ========

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                                   Six Months
                                     Ended           Year Ended June 30,
                                  December 31, ---------------------------------
                                      2000        2000        1999       1998
                                  ------------ ----------  ---------- ----------
Weighted Average Number of
 Common Shares Outstanding Used
 in Basic Earnings Per Share
 Calculation....................   54,705,067  58,024,192  59,539,111 56,381,051
Add Assumed Exercise of
 Outstanding Stock Options as
 Adjustments for Dilutive
 Securities.....................          --      218,173     587,735  1,304,230
                                   ----------  ----------  ---------- ----------
Weighted Average Number of
 Common Shares Outstanding Used
 in Diluted Earnings Per Share
 Calculation....................   54,705,067  58,242,365  60,126,846 57,685,281
                                   ==========  ==========  ========== ==========
Basic Earnings (Loss) Per Common
 Share:
  Income (loss) before
   cumulative effect of change
   in accounting principle......   $     (.92) $     1.82  $     1.55 $     1.55
  Cumulative effect of change in
   accounting principle, net....         (.35)       (.03)        --         --
                                   ----------  ----------  ---------- ----------
    Net Income (Loss)...........   $    (1.27) $     1.79  $     1.55 $     1.55
                                   ==========  ==========  ========== ==========
Diluted Earnings (Loss) Per
 Common Share:
  Income (loss) before
   cumulative effect of change
   in accounting principle......   $     (.92) $     1.82  $     1.54 $     1.52
  Cumulative effect of change in
   accounting principle, net....         (.35)       (.03)        --         --
                                   ----------  ----------  ---------- ----------
    Net Income (Loss)...........   $    (1.27) $     1.79  $     1.54 $     1.52
                                   ==========  ==========  ========== ==========
Dividends Declared Per Common
 Share..........................   $     .140  $     .275  $     .250 $     .212
                                   ==========  ==========  ========== ==========


          See accompanying Notes to Consolidated Financial Statements.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

                                       Six Months
                                         Ended        Year Ended June 30,
                                      December 31, ---------------------------
                                          2000       2000      1999     1998
                                      ------------ --------  --------  -------
                                              (Dollars in Thousands)
Net Income (Loss)....................   $(69,501)  $104,008  $ 92,392  $87,413
Other Comprehensive Income (Loss):
  Unrealized holding gains (losses)
   on securities available for sale..     77,728    (10,635)  (10,443)   3,935
  Fair value adjustment on interest
   rate swap agreements..............    (92,749)       --        --       --
  Fair value change in interest only
   strips............................     (2,160)       --        --       --
  Reclassification of net losses
   (gains) included in net income
   (loss) pertaining to:
    Securities sold..................     29,970        --     (4,376)  (3,765)
    Termination of swap agreements...     38,209        --        --       --
    Amortization of interest only
     strips..........................        460        823       --       --
    Amortization of fair value
     adjustments of interest rate
     swap agreements.................        170        --        --       --
                                        --------   --------  --------  -------
Other Comprehensive Income (Loss)
 Before Income Taxes and Cumulative
 Effect of Change in Accounting
 Principle...........................     51,628     (9,812)  (14,819)     170
Income Tax Provision (Benefit).......     20,250     (3,434)   (5,187)      59
                                        --------   --------  --------  -------
Other Comprehensive Income (Loss)
 Before Cumulative Effect of Change
 in Accounting Principle.............     31,378     (6,378)   (9,632)     111
Cumulative Effect of Change in
 Accounting Principle, Net of Tax
 Benefit.............................    (30,760)       --        --       --
                                        --------   --------  --------  -------
Other Comprehensive Income (Loss)....        618     (6,378)   (9,632)     111
                                        --------   --------  --------  -------
Comprehensive Income (Loss)..........   $(68,883)  $ 97,630  $ 82,760  $87,524
                                        ========   ========  ========  =======



          See accompanying Notes to Consolidated Financial Statements.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                    Unearned
                                                       Accumulated  Employee
                                                          Other       Stock
                                 Additional           Comprehensive Ownership
                          Common  Paid-in   Retained     Income       Plan
                          Stock   Capital   Earnings   (Loss), Net   Shares     Total
                          ------ ---------- --------  ------------- ---------  --------
                                            (Dollars in Thousands)
Balance, June 30, 1997..   $461   $290,337  $464,990     $   (41)   $(13,592)  $742,155
 Mid Continent
  Bancshares, Inc.
  activity for three
  months ended September
  30, 1997..............    --        (797)     (797)        --          (28)    (1,622)
 Issuance of 10,865,530
  shares in three-for-
  two stock split
  effected in the form
  of a 50 percent stock
  dividend..............    109       (109)      --          --          --         --
 Issuance of 613,548
  shares under certain
  compensation and
  employee plans........      7      4,346       --          --          --       4,353
 Issuance of 1,290,174
  shares of common stock
  for acquisition of
  business..............     10     38,181       --          --          --      38,191
 Restricted stock and
  deferred compensation
  plans, net............    --       7,625       --          --          --       7,625
 Commitment of release
  of ESOP shares........    --         --        --          --        2,216      2,216
 Purchase and
  cancellation of
  101,879 shares of
  common stock of
  combining companies...    --      (1,886)      --          --          --      (1,886)
 Cash dividends
  declared..............    --         --    (17,361)        --          --     (17,361)
 Net income.............    --         --     87,413         --          --      87,413
 Other comprehensive
  income................    --         --        --          111         --         111
                           ----   --------  --------     -------    --------   --------
Balance, June 30, 1998..    587    337,697   534,245          70     (11,404)   861,195
 Issuance of 979,856
  shares under certain
  compensation and
  employee plans........     10     14,279       --          --          --      14,289
 Issuance of 1,378,580
  shares of common
  stock.................     14     32,401       --          --          --      32,415
 Restricted stock and
  deferred compensation
  plans, net............    --       2,192       --          --          --       2,192
 Commitment of release
  of ESOP shares........    --         --        --          --       11,404     11,404
 Termination of ESOP
  plans.................    --      13,954       --          --          --      13,954
 Purchase and
  cancellation of
  1,500,000 shares of
  common stock..........    (15)   (36,203)      --          --          --     (36,218)
 Cash dividends
  declared..............    --         --    (15,108)        --          --     (15,108)
 Net income.............    --         --     92,392         --          --      92,392
 Other comprehensive
  loss..................    --         --        --       (9,632)        --      (9,632)
                           ----   --------  --------     -------    --------   --------
Balance, June 30, 1999..   $596   $364,320  $611,529     $(9,562)   $    --    $966,883
                           ====   ========  ========     =======    ========   ========

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                                                                    Unearned
                                                       Accumulated  Employee
                                                          Other       Stock
                                 Additional           Comprehensive Ownership
                          Common  Paid-in   Retained     Income       Plan
                          Stock   Capital   Earnings   (Loss), Net   Shares    Total
                          ------ ---------- --------  ------------- --------- --------
                                            (Dollars in Thousands)
Balance, June 30, 1999..   $596   $364,320  $611,529    $ (9,562)     $--     $966,883
 Issuance of 102,535
  shares under certain
  compensation and
  employee plans........      1      2,388       --          --        --        2,389
 Restricted stock and
  deferred compensation
  plans, net............    --         784       --          --        --          784
 Purchase and
  cancellation of
  3,773,500 shares of
  common stock..........    (38)   (63,857)      --          --        --      (63,895)
 Cash dividends
  declared..............    --         --    (15,813)        --        --      (15,813)
 Net income.............    --         --    104,008         --        --      104,008
 Other comprehensive
  loss..................    --         --        --       (6,378)      --       (6,378)
                           ----   --------  --------    --------      ----    --------
Balance, June 30, 2000..    559    303,635   699,724     (15,940)      --      987,978
 Issuance of 51,144
  shares under certain
  compensation and
  employee plans........      1        800       --          --        --          801
 Restricted stock and
  deferred compensation
  plans, net............    --         360       --          --        --          360
 Purchase and
  cancellation of
  2,765,400 shares of
  common stock..........    (28)   (48,925)      --          --        --      (48,953)
 Cash dividends
  declared..............    --         --     (7,564)        --        --       (7,564)
 Net loss...............    --         --    (69,501)        --        --      (69,501)
 Other comprehensive
  income................    --         --        --          618       --          618
                           ----   --------  --------    --------      ----    --------
Balance, December 31,
 2000 ..................   $532   $255,870  $622,659    $(15,322)     $--     $863,739
                           ====   ========  ========    ========      ====    ========


          See accompanying Notes to Consolidated Financial Statements.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                    Six Months
                                      Ended           Year Ended June 30,
                                   December 31, ----------------------------------
                                       2000       2000        1999         1998
                                   ------------ ---------  -----------  ----------
                                              (Dollars in Thousands)
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net income (loss).................  $ (69,501)  $ 104,008  $    92,392  $   87,413
Adjustments to reconcile net
 income (loss) to net cash
 provided (used) by operating
 activities:
  Cumulative effect of changes in
   accounting principles, net.....     19,125       1,776          --          --
  Amortization of intangible
   assets.........................      8,153      17,236       15,702       7,814
  Provision for losses on loans
   and real estate................     31,255      13,846       13,974      13,902
  Depreciation and amortization...      9,968      20,414       18,172      13,135
  Amortization (accretion) of
   deferred discounts and fees,
   net............................      1,493         581        2,542      (2,163)
  Amortization of mortgage
   servicing rights...............      5,141       8,703       12,021      10,177
  Termination of employee stock
   ownership plans................        --          --        13,954         --
  Deferred tax provision
   (benefit)......................    (30,965)     34,302       17,093       2,504
  Loss (gain) on sales of real
   estate, loans and loan
   servicing rights, net..........     17,593      (1,258)      (4,618)     (6,144)
  Loss (gain) on sales of
   securities and termination of
   interest rate swap agreements..     69,462         --        (4,376)     (3,765)
  Gain on sale of headquarters and
   branches.......................     (2,516)     (8,506)      (1,076)        --
  Stock dividends from Federal
   Home Loan Bank.................        --       (7,479)     (10,827)     (8,413)
  Proceeds from sales of
   mortgage-backed securities--
   trading........................     65,596         --           --          --
  Proceeds from sales of
   investment securities--
   trading........................    339,123         --           --          --
  Proceeds from sales of loans....    631,542     761,960    1,958,807   1,178,244
  Origination of loans for
   resale.........................   (199,364)   (185,994)    (479,852)   (648,969)
  Purchases of loans for resale...   (445,265)   (525,236)  (1,411,210)   (721,703)
  (Increase) decrease in interest
   receivable.....................     (2,544)     (4,478)       1,261           5
  Increase (decrease) in interest
   payable and other liabilities..     23,337      17,587      (22,804)    (12,531)
  Other items, net................    (51,556)    (55,778)      40,342      (6,309)
                                    ---------   ---------  -----------  ----------
    Total adjustments.............    489,578      87,676      159,105    (184,216)
                                    ---------   ---------  -----------  ----------
      Net cash provided (used) by
       operating activities.......  $ 420,077   $ 191,684  $   251,497  $  (96,803)
                                    =========   =========  ===========  ==========

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                              Six Months
                                Ended            Year Ended June 30,
                             December 31, -----------------------------------
                                 2000        2000         1999        1998
                             ------------ -----------  -----------  ---------
                                         (Dollars in Thousands)
CASH FLOWS FROM INVESTING
 ACTIVITIES
Purchases of loans.........   $ (283,198) $(1,430,920) $(1,531,385) $(787,496)
Proceeds from sales of
 securitized loans.........    1,633,330          --           --         --
Repayment of loans, net of
 originations..............      144,025      222,190    1,122,811    465,595
Principal repayments of
 mortgage-backed securities
 available for sale........      107,684       45,869       69,559     70,770
Purchases of mortgage-
 backed securities
 available for sale........     (909,599)         --      (446,186)   (40,758)
Proceeds from sales of
 mortgage-backed securities
 available for sale........      463,257          --       209,789    121,187
Principal repayments of
 mortgage-backed securities
 held to maturity..........          --       195,043      290,726    287,135
Purchases of mortgage-
 backed securities held to
 maturity..................          --      (160,073)    (218,479)       --
Maturities and repayments
 of investment securities
 held to maturity..........          --        41,207      339,089    430,084
Purchases of investment
 securities held to
 maturity..................          --      (105,865)    (666,574)  (368,084)
Purchases of investment
 securities available for
 sale......................     (467,033)         --       (33,901)   (81,778)
Proceeds from sales of
 investment securities
 available for sale........      269,007          --        30,153     20,189
Maturities and repayments
 of investment securities
 available for sale........       23,439       10,170      170,196     35,336
Purchase of bank-owned life
 insurance.................     (200,000)         --           --         --
Purchases of mortgage loan
 servicing rights..........       (6,773)      (8,257)     (21,959)   (14,483)
Proceeds from sales of
 Federal Home Loan Bank
 stock.....................       15,841        3,571       13,691      7,229
Purchases of Federal Home
 Loan Bank stock...........      (11,622)     (57,719)     (51,213)   (31,547)
Acquisitions, net of cash
 received (paid)...........          --           --       (88,351)     7,283
Proceeds from sales of real
 estate....................       11,372       24,371       17,183     21,780
Payments to acquire real
 estate....................         (278)        (406)        (613)    (2,806)
Purchases of premises and
 equipment, net............       (5,074)      (8,298)     (40,675)   (16,668)
Other items, net...........       (4,911)      (5,826)      (3,820)   (10,600)
                              ----------  -----------  -----------  ---------
      Net cash provided
       (used) by investing
       activities .........   $  779,467  $(1,234,943) $  (839,959) $ 112,368
                              ==========  ===========  ===========  =========

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                            Six Months
                              Ended              Year Ended June 30,
                           December 31,  -------------------------------------
                               2000         2000         1999         1998
                           ------------  -----------  -----------  -----------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Increase (decrease) in
 deposits................  $   363,986   $  (325,809) $  (211,102) $  (212,908)
Proceeds from Federal
 Home Loan Bank
 advances................      400,000     3,413,000    2,400,000    1,665,165
Repayments of Federal
 Home Loan Bank
 advances................   (1,884,120)   (1,995,350)  (1,386,781)  (1,022,207)
Proceeds from securities
 sold under agreements to
 repurchase..............        4,727        12,902       25,000      100,000
Repayments of securities
 sold under agreements to
 repurchase..............      (31,201)     (107,143)    (235,955)    (405,000)
Proceeds from issuances
 of other borrowings.....          --         50,000      152,200       12,254
Repayments of other
 borrowings..............       (4,211)      (80,742)     (23,423)     (67,181)
Proceeds from loan
 repayments from employee
 stock ownership plans...          --            --        11,058          --
Payments of cash
 dividends on common
 stock...................       (7,755)      (15,776)     (13,539)     (16,147)
Repurchases of common
 stock...................      (48,953)      (63,895)     (36,218)      (1,886)
Issuance of common
 stock...................          775         2,363       45,095        6,519
Other items, net.........          --            --        (1,610)      (1,982)
                           -----------   -----------  -----------  -----------
      Net cash (used)
       provided by
       financing
       activities........   (1,206,752)      889,550      724,725       56,627
                           -----------   -----------  -----------  -----------
CASH AND CASH EQUIVALENTS
(Decrease) increase in
 net cash position.......       (7,208)     (153,709)     136,263       72,192
Balance, beginning of
 year....................      199,566       353,275      217,012      177,403
Adjustments to convert
 acquisition to fiscal
 year end................          --            --           --       (32,583)
                           -----------   -----------  -----------  -----------
Balance, end of year.....  $   192,358   $   199,566  $   353,275  $   217,012
                           ===========   ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION
Cash paid (received)
 during the year for:
  Interest expense.......  $   338,028   $   583,440  $   506,137  $   426,832
  Income taxes, net......      (12,361)        6,514       54,110       59,270
Non-cash investing and
 financing activities:
  Securities transferred
   from held-to-maturity
   to trading............      432,596           --           --           --
  Securities transferred
   from held-to-maturity
   to available for
   sale..................    1,318,599           --           --           --
  Loans exchanged for
   mortgage-backed
   securities............        3,543        42,635       20,773      161,189
  Loans transferred to
   real estate...........        6,998        24,002       17,671        7,205
  Loans to facilitate the
   sale of real estate...          --            --           259          302
  Common stock issued in
   connection with the
   acquisition of
   business..............          --            --           --        32,267
  Common stock received
   in connection with
   employee benefit
   plans, net............          --           (135)        (475)      (4,180)

          See accompanying Notes to Consolidated Financial Statements.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (Columnar Dollars in Footnotes are in Thousands Except Per Share Amounts)

Note 1. Summary of Significant Accounting Policies

 Change In Fiscal Year End

   On August 14, 2000, the Board of Directors approved a change in the Corporation's fiscal year end from June 30 to December 31. This change is effective December 31, 2000. As a result, the Corporation is reporting a six month transition period from July 1, 2000, through December 31, 2000, reflecting the Corporation's six months of operations, comprehensive income
(loss), cash flows and changes in stockholders' equity.

 Basis Of Consolidation

   The consolidated financial statements are prepared on an accrual basis and include the accounts of Commercial Federal Corporation, its wholly-owned subsidiary, Commercial Federal Bank, a Federal Savings Bank, and all majority-owned subsidiaries of the Corporation and Bank. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior fiscal years ending June 30, 2000, 1999 and 1998 have been reclassified to conform to the December 31, 2000, presentation for comparative purposes.

 Nature Of Business

   The Corporation is a unitary non-diversified savings and loan holding company whose primary asset is the Bank. The Bank is a consumer-oriented financial institution that emphasizes single-family residential and construction real estate lending, consumer lending, commercial real estate lending, commercial and agribusiness lending, community banking operations, retail deposit activities, mortgage banking, and other retail financial services. The Bank conducts loan origination activities through its branch office network, loan offices of its wholly-owned mortgage banking subsidiary and a nationwide correspondent network.

 Use Of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including contingent assets and liabilities, at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

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

 Loans

   Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are recorded at the contractual amounts owed by borrowers less unamortized discounts, net of premiums, undisbursed funds on loans in process, deferred loan fees and allowance for loan losses. Interest on loans is accrued to income as earned, except that interest is not accrued on first mortgage loans contractually delinquent 90 days or more. Any related discounts or premiums on loans purchased are amortized into interest income using the level yield method over the contractual lives of the loans, adjusted for actual prepayments. Loan origination fees, commitment fees and direct loan origination costs are deferred and recognized over the estimated average life of the loan as a yield adjustment.

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

   Leases held for sale are carried at the lower of aggregate net cost or fair value. At December 31, 2000, all leases are reclassified as held for sale with fair value determined primarily by a negotiated sales price with an unrelated third party. Leases previously not classified as held for sale were accounted for as direct financing leases for financial statement purposes. The total minimum rentals receivable and the residual value of leased assets under each lease contract were recorded as assets, net of unearned income. Unearned income is the excess of the total rentals receivable and residual value over the cost of the leased asset. Unearned income is recognized during the lease term utilizing the interest method. Direct origination costs are deferred and recognized over the estimated life of the lease.

 Real Estate

   Real estate includes real estate acquired through foreclosure, real estate in judgment and real estate held for investment. Real estate held for investment includes equity in unconsolidated joint ventures and investment in real estate partnerships.

   Real estate acquired through foreclosure and in judgment are recorded at the lower of cost or fair value less estimated costs to sell at the date of foreclosure. After foreclosure, impairment losses are recorded when the carrying value exceeds the fair value less estimated costs to sell the property.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

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

 Allowance For Loan Losses

   The allowance for loan losses is a valuation allowance for estimated credit losses inherent in the loan portfolio as of the balance sheet date. The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. The allowance for loan losses consists of two elements. The first element is an allocated allowance established for specifically identified loans that are evaluated individually for impairment and are considered to be individually impaired. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured by (i) the present value of expected future cash flows,
(ii) the loan's obtainable market price, or (iii) the fair value of the collateral if the loan is collateral dependent (the primary method used by the Corporation). The second element is an estimated allowance established for impairment on each of the Corporation's pools of outstanding loans. These estimated allowances are based on several analysis factors including the Corporation's past loss experience, general economic and business conditions, geographic and industry concentrations, credit quality and delinquency trends, and known and inherent risks in each of the portfolios. These evaluations are inherently subjective as they require revisions as more information becomes available.

 Mortgage Servicing Rights

   Mortgage servicing rights are established based on the cost of acquiring the right to service mortgage loans or the allocated fair value of servicing rights retained on originated loans sold. These costs are initially capitalized and then amortized proportionately over the period of estimated net loan servicing income as a reduction in loan servicing income.

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

   The Corporation reports mortgage servicing rights at the lower of amortized cost or fair value. The carrying value of mortgage servicing rights is adjusted by the fair value of any related interest rate floor agreements and possible impairment losses. The fair value of mortgage servicing rights is determined based on the present value of estimated expected future cash flows, using assumptions as to current market discount rates and prepayment speeds. Mortgage servicing rights are stratified by loan type and interest rate for purposes of impairment measurement. Loan types include government, conventional and adjustable-rate mortgage loans. Impairment losses are recognized to the extent the unamortized mortgage servicing rights for each stratum exceed the current fair value of that stratum. Impairment losses by stratum are recorded as reductions in the carrying value of the asset through a valuation allowance with a corresponding reduction to loan servicing income. Individual allowances for each stratum are adjusted in subsequent periods to reflect changes in impairment. A valuation allowance totaling $583,000 was recorded as of December 31, 2000. No valuation allowance was necessary as of June 30, 2000, 1999 or 1998.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

 Premises And Equipment

   Land is carried at cost. Buildings, building improvements, leasehold improvements and furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets. Estimated lives are 10 to 50 years for buildings and three to 15 years for furniture, fixtures and equipment. Leasehold improvements are generally amortized on the straight-line method over the terms of the respective leases. Maintenance and repairs are charged to expense as incurred.

 Intangible Assets

   Intangible assets consist primarily of goodwill and core value of deposits. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. Core value of deposits represents the identifiable intangible value assigned to core deposit bases arising from purchase acquisitions. The Corporation reviews its intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. An impairment loss would be recognized if the sum of expected future cash flows (undiscounted and without interest charges) resulting from the use of the asset is less than the carrying amount of the asset. If an assessment indicates that the value of the intangible asset may be impaired, then an impairment loss is recognized for the difference between the carrying value of the asset and its estimated fair value.

   Core value of deposits is amortized on an accelerated basis over a period not to exceed 10 years. Goodwill is amortized on a straight-line basis over periods up to 25 years.

 Derivative Financial Instruments

   Effective July 1, 2000, derivatives are recognized as either assets or liabilities in the consolidated statement of financial condition and measured at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

   When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the consolidated statement of financial condition at its fair value, and gains and losses that were accumulated in other comprehensive income (loss) will be recognized immediately in earnings. When the hedged forecasted transaction is no longer probable, but is reasonably possible, the accumulated gain or loss remains in accumulated other comprehensive income (loss) and will be recognized when the transaction affects earnings; however, prospective hedge accounting for this transaction is terminated. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the consolidated statement of financial condition, with changes in its fair value recognized in current period earnings.

   On the date the Corporation enters into a derivative contract, management designates the derivative as a hedge of the identified cash flow exposure or as a "no hedging" derivative. If a derivative does not qualify in a hedging relationship, the derivative is recorded at fair value and changes in its fair value are reported currently in earnings.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

   The Corporation formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Corporation specifically identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Corporation formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy.

 Income Taxes

   The Corporation files a consolidated federal income tax return and separate state income tax returns. The Corporation and its subsidiaries entered into a tax-sharing agreement that provides for the allocation and payment of federal and state income taxes. The provision for income taxes of each corporation is computed on a separate company basis, subject to certain adjustments. The Corporation calculates income taxes on the liability method. Under the liability method the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various assets and liabilities of the Corporation giving current recognition to changes in tax rates and laws.

 Earnings (Loss) Per Common Share

   Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (i) were exercised or converted into common stock or (ii) resulted in the issuance of common stock that then shared in the earnings or loss of the entity. The conversion of stock options during the six months ended December 31, 2000, in which the Corporation incurred a loss before cumulative effect of change in accounting principle, is not assumed since the effect is anti-dilutive.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

Note 2. Change in Fiscal Year End

   Effective July 1, 2000, the Corporation changed its fiscal year from a twelve month period ending June 30 to a twelve month period ending December 31. The Corporation's consolidated financial statements include the six-month transition period from July 1, 2000, to December 31, 2000.

   The following table presents certain financial information for the six months ended December 31, 2000, to the comparable six month period ending December 31, 1999:

                                                            2000        1999
                                                         ----------  -----------
                                                                     (Unaudited)
Total interest income..................................  $  498,732  $  455,881
Total interest expense.................................     344,297     281,936
Provision for loan losses..............................     (27,854)     (6,760)
Total other income (loss)..............................     (40,106)     54,016
Total other expense....................................     156,542     137,022
                                                         ----------  ----------
Income (loss) before income taxes and cumulative effect
 of change in accounting principle.....................     (70,067)     84,179
Income tax provision (benefit).........................     (19,691)     29,206
                                                         ----------  ----------
Income (loss) before cumulative effect of change in
 accounting principle .................................     (50,376)     54,973
Cumulative effect of change in accounting principle,
 net of tax benefit....................................     (19,125)     (1,776)
                                                         ----------  ----------
Net income (loss)......................................  $  (69,501) $   53,197
                                                         ==========  ==========
Per common share:
  Income (loss) before cumulative effect of change in
   accounting principle ...............................  $     (.92) $      .93
  Cumulative effect of change in accounting principle,
   net.................................................        (.35)       (.03)
                                                         ----------  ----------
Net income (loss)......................................  $    (1.27) $      .90
                                                         ==========  ==========
Dividends declared per common share....................  $     .140  $     .135
                                                         ==========  ==========
Weighted average shares outstanding....................  54,705,067  59,418,005
                                                         ==========  ==========

Note 3. Cumulative Effect of Changes in Accounting Principles

 Accounting for Derivative Instruments and Hedging Activities

   Effective July 1, 2000, the Corporation adopted the provisions of Statement of Financial Accounting No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 required the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. Changes in the fair values of those derivatives are reported in current operations or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS No. 133, the method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must have been established at the inception of the hedge.

   The Corporation identified four types of derivative instruments which were recorded on the Corporation's Consolidated Statement of Financial Condition on July 1, 2000. The derivative instruments are interest rate

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES swap agreements, interest rate floor agreements, forward loan sales commitments and fixed-rate conforming loan commitments.

   The interest rate swap agreements are used to synthetically extend the maturities of certain deposits and FHLB advances for asset liability management and interest rate risk management purposes. Since the swap agreements qualify as a cash flow hedge under SFAS No. 133, the fair value of these agreements totaling $8,686,000 was recorded as a credit to other comprehensive income in stockholders' equity at July 1, 2000, net of income taxes of $3,238,000, or $5,448,000 after-tax. Future changes in the fair value on these interest rate swap agreements will be adjusted through accumulated other comprehensive income as long as the cash flow hedge requirements are met.

   The interest rate cap agreements, interest rate floor agreements, forward loans sales commitments and the conforming loan commitments do not qualify for hedge accounting so their fair value adjustments were recorded to operations. The fair value of these derivatives totaling $1,002,000 was recorded as a charge to operations on July 1, 2000, as part of a cumulative effect of a change in accounting principle. Future changes in fair value on these derivatives will be recorded through current operations.

   Under the provisions of SFAS No. 133, on July 1, 2000, the Corporation transferred substantially all of its securities from the held-to-maturity portfolio to the available-for-sale and trading portfolios as follows:

                               Securities Transferred
                           ------------------------------
                           Available
                            for Sale  Trading
                            (at Fair  (at Fair Total Fair Total Book Pre-tax
         Security            Value)    Value)    Value      Value      Loss
         --------          ---------- -------- ---------- ---------- --------
Investment securities..... $  491,865 $336,651 $  828,516 $  893,419 $(64,903)
Mortgage-backed
 securities...............    767,542   67,510    835,052    857,776  (22,724)
                           ---------- -------- ---------- ---------- --------
                           $1,259,407 $404,161 $1,663,568 $1,751,195 $(87,627)
                           ========== ======== ========== ========== ========

   As of July 1, 2000, the transfer of the securities had the following effect on operations and other comprehensive income (loss):

                                                       Adjustment to
                                            Adjustment     Other
                                                to     Comprehensive    Total
                                            Operations Income (Loss) Adjustments
                                            ---------- ------------- -----------
Pre-tax loss on securities.................  $(28,435)   $(59,192)    $(87,627)
Income tax benefit.........................     9,952      22,984       32,936
                                             --------    --------     --------
Net loss...................................  $(18,483)   $(36,208)    $(54,691)
                                             ========    ========     ========

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

   Adopting the provisions of SFAS No. 133 on July 1, 2000, which included the transfer of securities and recording the fair value of the derivative instruments, had the following effect on operations and other comprehensive income (loss):

                                                  Pre-tax
                                                    Gain    Income   Net Gain
                                                   (Loss)    Taxes    (Loss)
                                                  --------  -------  --------
Recorded to current operations as a cumulative
 effect of a change in accounting principle:
  Transfer of securities from held-to-maturity to
   trading....................................... $(28,435) $ 9,952  $(18,483)
  Fair value of interest rate floor agreements...     (316)     114      (202)
  Fair value of forward loan sales commitments...   (1,420)     510      (910)
  Fair value of conforming loan commitments......      734     (264)      470
                                                  --------  -------  --------
                                                  $(29,437) $10,312  $(19,125)
                                                  ========  =======  ========
Recorded to other comprehensive income (loss) as
 a cumulative effect of a change in accounting
 principle:
  Transfer of securities from held-to-maturity to
   available for sale............................ $(59,192) $22,984  $(36,208)
  Fair value of interest rate swap agreements....    8,686   (3,238)    5,448
                                                  --------  -------  --------
                                                  $(50,506) $19,746  $(30,760)
                                                  ========  =======  ========

   All of the securities in the trading portfolio were sold during the three months ended September 30, 2000. Future changes in fair value on the remaining available-for-sale portfolio are adjusted through other comprehensive income
(loss).

   The following reflects the net changes in accumulated other comprehensive income (loss) for the six months ended December 31, 2000:

                                                   Six Months Ended December 31,
                                                               2000
                                                   -----------------------------
                                    Implementation
                                       of SFAS                 Reclassifications
                          Balance      No. 133     Net Changes      of Net         Balance
                          June 30,    on July 1,     in Fair   Gains (Losses) to December 31,
                            2000         2000        Values        Earnings          2000
                          --------  -------------- ----------- ----------------- ------------
Securities available for
 sale...................  $(27,503)    $(59,192)    $ 77,728        $29,970        $ 21,003
Interest rate swap
 agreements.............       --         8,686      (92,749)        38,379         (45,684)
Interest only strips....     2,057          --        (2,160)           460             357
                          --------     --------     --------        -------        --------
                           (25,446)     (50,506)     (17,181)        68,809         (24,324)
Income tax effect.......     9,506       19,746      (16,457)        (3,793)          9,002
                          --------     --------     --------        -------        --------
Net changes.............  $(15,940)    $(30,760)    $(33,638)       $65,016        $(15,322)
                          ========     ========     ========        =======        ========

 Reporting the Costs of Start-up Activities

   Effective July 1, 1999, the Corporation adopted the provisions of Statement of Position 98-5 "Reporting the Costs of Start-Up Activities," which required that costs of start-up activities and organizational costs be expensed as incurred. The effect of adopting the provisions of this statement was to record a charge of $1,776,000 net of an income tax benefit of $978,000, or $.03 per diluted share, as a cumulative effect of a change in accounting principle for the fiscal year ended June 30, 2000. These costs consist of organizational costs primarily associated with the creation of a real estate investment trust subsidiary and start-up costs of the proof of deposit department for processing customer transactions following the conversion of the Corporation's deposit system.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

Note 4. Investment Securities

   Investment securities are summarized as follows:

                                                    Gross      Gross
                                       Amortized  Unrealized Unrealized   Fair
December 31, 2000                        Cost       Gains      Losses    Value
-----------------                      ---------  ---------- ---------- --------
Available for sale:
  U.S. Treasury and other Government
   agency obligations................. $534,283    $ 4,895    $(4,676)  $534,502
  States and political subdivisions...  137,208      4,359       (204)   141,363
  Other securities....................   93,848      1,495        (71)    95,272
                                       --------    -------    -------   --------
                                       $765,339    $10,749    $(4,951)  $771,137
                                       ========    =======    =======   ========
  Weighted average interest rate......     6.51%
                                       ========

   On July 1, 2000, investment securities with an amortized cost of $893,419,000 and a fair value of $828,516,000 were transferred from securities held to maturity to securities available for sale (fair value of $491,865,000) and trading securities (fair value of $336,651,000) pursuant to provisions of SFAS No. 133. See Note 3 "Cumulative Effect of Changes in Accounting Principles" for additional information. All of the trading securities transferred were sold during the three months ended September 30, 2000. At December 31, 2000, the Corporation did not have any trading or investment securities held to maturity in its portfolio.

                                                    Gross      Gross
                                       Amortized  Unrealized Unrealized   Fair
June 30, 2000                            Cost       Gains      Losses    Value
-------------                          ---------  ---------- ---------- --------
Available for sale:
  U.S. Treasury and other Government
   agency obligations................. $ 71,591      $--      $ (3,535) $ 68,056
  States and political subdivisions...    2,491       --           (69)    2,422
                                       --------      ----     --------  --------
                                       $ 74,082      $--      $ (3,604) $ 70,478
                                       ========      ====     ========  ========
  Weighted average interest rate......     6.61%
                                       ========
Held to maturity:
  U.S. Treasury and other Government
   agency obligations................. $826,043      $  1     $(61,629) $764,415
  States and political subdivisions...   49,224       143       (1,700)   47,667
  Other securities....................   47,422       --        (1,718)   45,704
                                       --------      ----     --------  --------
                                       $922,689      $144     $(65,047) $857,786
                                       ========      ====     ========  ========
  Weighted average interest rate......     6.68%
                                       ========
                                                    Gross      Gross
                                       Amortized  Unrealized Unrealized   Fair
June 30, 1999                            Cost       Gains      Losses    Value
-------------                          ---------  ---------- ---------- --------
Available for sale:
  U.S. Treasury and other Government
   agency obligations................. $ 80,185      $  6     $ (1,429) $ 78,762
  States and political subdivisions...    4,652         2          (61)    4,593
  Other securities....................      459       --            (3)      456
                                       --------      ----     --------  --------
                                       $ 85,296      $  8     $ (1,493) $ 83,811
                                       ========      ====     ========  ========
  Weighted average interest rate......     6.45%
                                       ========
Held to maturity:
  U.S. Treasury and other Government
   agency obligations................. $755,195      $ 79     $(15,720) $739,554
  States and political subdivisions...   49,857       145         (459)   49,543
  Other securities....................   57,708       --           --     57,708
                                       --------      ----     --------  --------
                                       $862,760      $224     $(16,179) $846,805
                                       ========      ====     ========  ========
  Weighted average interest rate......     6.53%
                                       ========

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

   At December 31, 2000, the Corporation recorded unrealized gains on securities available for sale as a net increase to accumulated other comprehensive income (loss) totaling $5,798,000, net of deferred taxes of $2,148,000. At June 30, 2000 and 1999, the Corporation recorded unrealized losses on securities available for sale as decreases to accumulated other comprehensive income (loss) totaling $3,604,000 and $1,485,000, respectively, net of deferred tax benefits of $1,345,000 and $555,000.

   The amortized cost and fair value of investment securities by contractual maturity at December 31, 2000, are shown below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             Available for Sale
                                                             ------------------
                                                             Amortized   Fair
                                                               Cost     Value
                                                             --------- --------
Due in one year or less..................................... $ 12,215  $ 12,211
Due after one year through five years.......................  304,752   310,455
Due after five years through ten years......................  107,040   107,441
Due after ten years.........................................  341,332   341,030
                                                             --------  --------
                                                             $765,339  $771,137
                                                             ========  ========

   Activity from the sales of investment securities available for sale for the six months ended December 31, 2000, and the last three fiscal years ended June 30 is summarized as follows:

                                                    Gross    Gross
                                                   Realized Realized  Net Gain
                                          Proceeds  Gains    Losses    (Loss)
                                          -------- -------- --------  --------
Six Months Ended December 31, 2000....... $269,007  $2,466  $(14,210) $(11,744)
Fiscal Year Ended June 30:
  2000...................................      --      --        --        --
  1999...................................   30,153     491       --        491
  1998...................................   20,189   1,287        (4)    1,283

   At December 31, 2000, and June 30, 2000 and 1999, investment securities totaling $132,033,000, $90,567,000 and $101,130,000, respectively, were pledged primarily to secure public funds, interest rate swap agreements and securities sold under agreements to repurchase.

Note 5. Mortgage-Backed Securities

   Mortgage-backed securities are summarized as follows:

                                                 Gross      Gross
                                   Amortized   Unrealized Unrealized    Fair
December 31, 2000                     Cost       Gains      Losses     Value
-----------------                  ----------  ---------- ---------- ----------
Available for sale:
  Federal Home Loan Mortgage
   Corporation.................... $   75,454   $   557    $  (582)  $   75,429
  Government National Mortgage
   Association....................    322,658     1,996     (2,108)     322,546
  Federal National Mortgage
   Association....................     64,298       897       (376)      64,819
  Collateralized Mortgage
   Obligations....................  1,014,809    15,209       (329)   1,029,689
  Other...........................     22,086        10        (69)      22,027
                                   ----------   -------    -------   ----------
                                   $1,499,305   $18,669    $(3,464)  $1,514,510
                                   ==========   =======    =======   ==========
  Weighted average interest rate..       6.79%
                                   ==========

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

  On July 1, 2000, mortgage-backed securities with an amortized cost of $857,776,000 and a fair value of $835,052,000 were transferred from securities held to maturity to securities available for sale (fair value of $767,542,000) and trading securities (fair value of $67,510,000) pursuant to provisions of SFAS No. 133. See Note 3 "Cumulative Effect of Changes in Accounting Principles" for additional information. All of the trading securities transferred were sold during the three months ended September 30, 2000. At December 31, 2000, the Corporation did not have any mortgage-backed securities classified as trading or held to maturity in its portfolio.

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
                         ========  ========   ====   ========  ========   ====

   At December 31, 2000, the Corporation recorded unrealized gains on securities available for sale as a net increase to accumulated other comprehensive income (loss) totaling $15,205,000, net of deferred income taxes of $5,654,000. At June 30, 2000 and 1999, the Corporation recorded unrealized losses on securities available for sale as decreases to accumulated other comprehensive income (loss) totaling $23,899,000 and $13,775,000, respectively, net of deferred income tax benefits of $8,907,000 and $5,143,000.

   Activity from the sales of mortgage-backed securities available for sale for the six months ended December 31, 2000, and the last three fiscal years ended June 30 is summarized as follows:

                                                    Gross    Gross
                                                   Realized Realized  Net Gain
                                          Proceeds  Gains    Losses    (Loss)
                                          -------- -------- --------  --------
Six Months Ended December 31, 2000....... $463,257  $  876  $(19,102) $(18,226)
Fiscal Year Ended June 30:
  2000...................................      --      --        --        --
  1999...................................  209,789   3,885       --      3,885
  1998...................................  121,187   2,511       (29)    2,482

   At December 31, 2000, and June 30, 2000 and 1999, mortgage-backed securities totaling $296,749,000, $542,947,000 and $370,735,000, respectively, were pledged as collateral primarily for collateralized mortgage obligations, public funds, advances from the Federal Home Loan Bank, securities sold under agreements to repurchase and interest rate swap agreements.

Note 6. Loans and Leases Held for Sale

   Loans and leases held for sale at December 31, 2000, and June 30, 2000 and 1999, totaled $242,200,000, $183,356,000 and $104,347,000, respectively, with weighted average rates of 8.57%, 8.15% and 6.76%. Loans held for sale are secured by single-family residential properties totaling $189,489,000 at December 31, 2000, with a weighted average rate of 7.70%, consisting of fixed and adjustable rate mortgage loans totaling $148,916,000 and $40,573,000, respectively. Leases held for sale totaled $52,711,000 at December 31, 2000, and consisted of fixed rate leases with a weighted average rate of 11.72%.

   Loans held for sale were secured by single-family residential properties totaling $182,977,000 at June 30, 2000, with a weighted average rate of 8.15%, consisting of fixed and adjustable rate mortgage loans totaling

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

$175,716,000 and $7,261,000, respectively. Leases held for sale at June 30, 2000, totaled $379,000 consisting of fixed rate leases with a weighted average rate of 9.62%.

   Loans held for sale at June 30, 1999, were secured by single-family residential properties totaling $103,174,000 and consisted entirely of fixed rate mortgage loans with a weighted average rate of 6.72%. Leases held for sale totaled $1,173,000 at June 30, 1999, and consisted of fixed rate leases with a weighted average rate of 9.73%.

Note 7. Loans Receivable

   Loans receivable are summarized as follows:

                                                               June 30,
                                           December 31, -----------------------
                                               2000        2000         1999
                                           ------------ -----------  ----------
Conventional mortgage loans...............  $5,138,977  $ 6,806,222  $6,509,981
FHA and VA loans..........................     304,535      500,363     406,171
Commercial real estate loans..............   1,138,038      985,008     756,412
Construction loans........................     717,594      570,803     346,349
Consumer and other loans..................   1,612,369    1,588,056   1,442,654
                                            ----------  -----------  ----------
                                             8,911,513   10,450,452   9,461,567
Unamortized premiums, net.................         160          743       4,846
Unearned income...........................         --       (16,714)    (22,445)
Deferred loan costs, net..................      18,704       24,665      11,546
Loans-in-process..........................    (196,940)    (164,313)   (153,124)
Allowance for loan losses.................     (82,263)     (70,497)    (80,344)
                                            ----------  -----------  ----------
                                            $8,651,174  $10,224,336  $9,222,046
                                            ==========  ===========  ==========
Weighted average interest rate............        8.21%        7.87%       7.70%
                                            ==========  ===========  ==========

   Real estate loans at the periods indicated were secured by properties located primarily in the following states:

                                                                      June 30,
                                                         December 31, ----------
                                                             2000     2000  1999
                                                         ------------ ----  ----
Residential real estate:
  Colorado..............................................      17%      17%   20%
  Nebraska..............................................      11       13    13
  Kansas................................................       9       11    10
  Other 47 states.......................................      63       59    57
                                                             ---      ---   ---
                                                             100%     100%  100%
                                                             ===      ===   ===
Commercial real estate:
  Colorado..............................................      23%      26%   29%
  Iowa..................................................      17       16    14
  Kansas................................................       9       11    15
  Other states (24, 24 and 22 states, respectively).....      51       47    42
                                                             ---      ---   ---
                                                             100%     100%  100%
                                                             ===      ===   ===

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

   Residential real estate loans in the preceeding table consists of conventional loans, FHA and VA loans, and includes loans held for sale.

   As of December 31, 2000, the total lease portfolio of $52,711,000 was classified as held for sale. The lease portfolio totaled $77,981,000 and $103,985,000 at June 30, 2000 and 1999, respectively. The lease portfolio includes contracts to lessees throughout the United States and involved in various industries. The commercial operating loan portfolio, including agricultural loans, is well diversified with no industry constituting a concentration.

   Nonperforming loans at December 31, 2000, and June 30, 2000 and 1999, aggregated $95,871,000, $65,012,000 and $70,015,000, respectively. Of the nonperforming loans at December 31, 2000, approximately 25% were secured by properties located in Nevada, 13% in Iowa, and 17% in Kansas and the remaining 55% in 39 other states. Of the nonperforming loans at June 30, 2000, approximately 20% were secured by properties located in Iowa, 8% in Kansas, 7% each in Florida and Maryland and the remaining 58% in 46 other states. Of the nonperforming loans at June 30, 1999, approximately 22% were secured by properties located in Kansas, 9% in Iowa, 6% each in California and Florida and the remaining 57% located in 46 other states.

   Also included in loans at December 31, 2000, and June 30, 2000 and 1999, were loans with carrying values of $4,285,000, $5,431,000 and $9,729,000, respectively, the terms of which have been modified in troubled debt restructurings. During the six months ended December 31, 2000, and fiscal years ended June 30, 2000, 1999 and 1998, the Corporation recognized interest income on these loans aggregating $176,000, $430,000, $470,000 and $380,000, respectively. Under their original terms the Corporation would have recognized interest income of $194,000, $494,000, $526,000 and $499,000, respectively. At
December 31, 2000, the Corporation had no material commitments to lend additional funds to borrowers whose loans were subject to troubled debt restructurings. Impaired loans, a portion of which are included in the balances for troubled debt restructurings at December 31, 2000, and June 30, 2000 and 1999, and the resulting interest income as originally contracted and as recognized, was not material for either the six months ended December 31, 2000 or fiscal years 2000 or 1999.

   At December 31, 2000, and June 30, 2000 and 1999, the Corporation pledged real estate loans totaling $3,813,309,000, $5,864,455,000 and $3,365,770,000, respectively, as collateral for Federal Home Loan Bank advances and other borrowings.

Note 8. Real Estate

   Real estate is summarized as follows:

                                                                   June 30,
                                                   December 31, ---------------
                                                       2000      2000    1999
                                                   ------------ ------- -------
Real estate owned and in judgment, net............   $25,539    $21,250 $22,026
Real estate held for investment, which includes
 equity in unconsolidated joint ventures and
 investments in real estate partnerships, net.....    12,792     17,879   9,487
                                                     -------    ------- -------
                                                     $38,331    $39,129 $31,513
                                                     =======    ======= =======

   At December 31, 2000, and June 30, 2000 and 1999, real estate is comprised primarily of commercial real estate (59%, 57% and 54%, respectively) with the difference in residential real estate. Real estate at December 31, 2000, was located primarily in Nebraska (32%) and Kansas (19%) with the remaining 49% in 34 other states. At June 30, 2000, real estate was located primarily in Nebraska (24%) and Missouri (22%) with the remaining 54% in 36 other states and at June 30, 1999, in Nebraska (30%) and Missouri (15%) with the remaining 55% in 37 other states.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

Note 9. Allowances for Losses on Loans and Real Estate

   An analysis of the allowances for losses on loans and real estate is summarized as follows:

                                                             Real
                                                  Loans(1)  Estate    Total
                                                  --------  -------  --------
Balance, June 30, 1997........................... $ 60,929  $ 3,846  $ 64,775
Provision charged to operations..................   13,853       49    13,902
Charges..........................................  (14,157)  (2,136)  (16,293)
Recoveries.......................................    4,816       61     4,877
Allowances acquired in acquisitions..............    1,273       52     1,325
Convert acquisitions to fiscal year end, net.....      390      (40)      350
Change in estimate of allowance for bulk
 purchased loans.................................   (2,324)     --     (2,324)
Charge-offs to allowance for bulk purchased
 loans...........................................      (23)     --        (23)
                                                  --------  -------  --------
Balance, June 30, 1998...........................   64,757    1,832    66,589
Provision charged to operations..................   12,400    1,574    13,974
Charges..........................................  (15,760)  (1,408)  (17,168)
Recoveries.......................................    3,674       18     3,692
Allowances acquired in acquisitions..............   17,307    3,612    20,919
Change in estimate of allowance for bulk
 purchased loans.................................   (1,959)     --     (1,959)
                                                  --------  -------  --------
Balance, June 30, 1999...........................   80,419    5,628    86,047
Provision charged to operations..................   13,760       86    13,846
Charges..........................................  (24,162)  (2,514)  (26,676)
Recoveries.......................................    5,833       49     5,882
Change in estimate of allowance for bulk
 purchased loans.................................   (5,294)     --     (5,294)
                                                  --------  -------  --------
Balance, June 30, 2000...........................   70,556    3,249    73,805
Provision charged (credited) to operations.......   27,854   (1,445)   26,409
Charges..........................................  (16,908)  (1,810)  (18,718)
Recoveries.......................................    2,548        6     2,554
Change in estimate of allowance for bulk
 purchased loans.................................      (87)     --        (87)
Charge-offs to allowance for bulk purchased
 loans...........................................      (28)     --        (28)
Reduction to allowance on sale of securitized
 loans...........................................     (496)     --       (496)
                                                  --------  -------  --------
Balance, December 31, 2000....................... $ 83,439  $   --   $ 83,439
                                                  ========  =======  ========

--------
(1) Includes activity and balances for allowance for losses established on loans and leases held for sale.

Note 10. Mortgage Banking Activities

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

   During 2000, the Corporation securitized and sold $2,241,503,000 in mortgage loans and recognized a pre-tax loss of $18,023,000. As part of the sales transactions, the Corporation retains servicing responsibilities and will receive annual servicing fees ranging from .25% to .53% of the outstanding balances of the loans. The average service fee collected by the Corporation was
 .36% for the six months ended December 31, 2000. In

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES addition, the Corporation retained the rights of cash flows remaining after investors in the securitization trust have received their contractual payments, which are referred to as "interest only strips." The retained interests are subordinate to investors' interests. The investors and securitization trusts have no recourse to the Corporation's other assets for failure of debtors to pay when due.

   The gain or loss recognized on the sale of mortgage loans is determined by allocating the carrying amount between the loans sold and the retained interests based on their relative fair values at the date of the transfer. Fair values are based on quoted market prices, if available. However, quotes are generally not available for retained interests, so the Corporation generally estimates fair value based on the present value of future expected cash flows using management's best estimates of the key assumptions--prepayment speeds, credit losses, weighted-average lives and discount rates commensurate with the risks involved.

   Key assumptions used in measuring the fair values of mortgage servicing rights and interest only strips for sales of mortgage loans during the six months ended December 31, 2000, were as follows (rates per annum):

                           Mortgage Servicing Rights   Interest Only Strips
                           ------------------------- -------------------------
                           Conventional Governmental Conventional Governmental
                           ------------ ------------ ------------ ------------
Prepayment speed..........  4.1%--62.3%  5.3%--63.3%  4.9%--48.5% 6.1%--43.9%
Weighted average
 prepayment speed.........        12.4%        12.0%         9.5%       10.4%
Discount rate............. 10.0%--12.0% 12.0%--12.9% 11.5%--15.0%       15.0%
Weighted average life (in
 years)...................          n/a          n/a    4.3--8.3   6.4--10.4
Expected credit losses....          n/a          n/a         none        none

   Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding advance payments by borrowers for taxes and insurance, making inspections as required of the mortgage premises, collecting amounts due from delinquent mortgagors, supervising foreclosures in the event of unremedied defaults and generally administering the loans for the investors to whom they have been sold. The amount of loans serviced for others at December 31, 2000, and June 30, 2000, 1999 and 1998, was $9,100,938,000,
$7,271,014,000, $7,448,814,000 and $7,239,726,000, respectively. Custodial escrow balances maintained in connection with loan servicing totaled approximately $102,797,000, $118,390,000, $120,246,000 and $119,014,000 at
December 31, 2000, and June 30, 2000, 1999 and 1998.

   The mortgage servicing portfolio is covered by servicing agreements pursuant to the mortgage-backed securities programs of GNMA, FNMA and FHLMC. Under these agreements, the Corporation may be required to advance funds temporarily to make scheduled payments of principal, interest, taxes or insurance if the borrower fails to make such payments. Although the Corporation cannot charge any interest on these advance funds, the Corporation typically recovers the advances within a reasonable number of days upon receipt of the borrower's payment. In the absence of any payment, advances are recovered through FHA insurance, VA guarantees or FNMA or FHLMC reimbursement provisions in connection with loan foreclosures. The amount of funds advanced by the Corporation for these servicing agreements is not material.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

   Mortgage servicing rights are included in the Consolidated Statement of Financial Condition under the caption "other assets." The activity of mortgage servicing rights is summarized as follows:

                                        Six Months
                                          Ended       Year Ended June 30,
                                       December 31, --------------------------
                                           2000      2000      1999     1998
                                       ------------ -------  --------  -------
Beginning balance....................    $ 86,371   $84,752  $ 67,836  $61,976
Purchases of mortgage servicing
 rights..............................       6,773     8,257    21,959   14,483
Mortgage servicing rights retained
 through loan sales..................       3,165     2,145     6,702    3,183
Mortgage servicing rights retained on
 securitized loans sold..............      18,551       --        --       --
Amortization expense.................      (4,558)   (8,703)  (12,021) (10,177)
Conforming accounting practices of
 combining companies.................         --        --        --    (1,100)
Convert acquisitions to fiscal year
 end, net............................         --        --        --      (310)
Valuation adjustment.................        (583)      --        --       --
Other items, net (principally
 derivative activity)................       1,391       (80)      276     (219)
                                         --------   -------  --------  -------
Ending balance.......................    $111,110   $86,371  $ 84,752  $67,836
                                         ========   =======  ========  =======

   At December 31, 2000, and June 30, 2000, 1999 and 1998 the fair value of the Corporation's mortgage servicing rights totaled approximately $133,454,000, $134,057,000, $106,906,000 and $87,409,000, respectively. At December 31, 2000, and June 30, 2000, 1999 and 1998, the Corporation utilized interest rate floor agreements with notional amounts totaling $505,000,000, $335,000,000, $375,000,000 and $215,000,000, respectively, designed to offset impairment losses due to potential declining interest rates. See Note 16 "Derivative Financial Instruments" for additional information.

   At December 31, 2000, the key assumptions used in measuring the fair values and the sensitivity of the fair values of mortgage servicing rights and interest only strips were as follows (rates per annum):

                        Mortgage Servicing Rights     Interest Only Strips
                        --------------------------  --------------------------
                        Conventional  Governmental  Conventional  Governmental
                        ------------  ------------  ------------  ------------
Fair value at December
 31, 2000.............. $     65,724  $     67,730  $      4,161  $      1,734
Prepayment speed.......  5.3% - 71.0%    0% - 63.3%  6.7% - 48.5%  6.5% - 43.9%
Weighted average
 prepayment speed......         12.3%         12.7%         10.1%         13.0%
  Impact on fair value
   of 10% adverse
   change.............. $      3,207  $      3,490  $        516  $        184
  Impact on fair value
   of 20% adverse
   change.............. $      5,884  $      6,071  $        617  $        223
Discount rate.......... 10.1% - 12.0% 12.2% - 13.5%         11.5%         15.0%
  Impact on fair value
   of 10% adverse
   change.............. $      2,240  $      2,247  $        506  $        173
  Impact on fair value
   of 20% adverse
   change.............. $      4,346  $      4,366  $        602  $        204
Weighted average life
 (in years)............          n/a           n/a       4.3-9.6       4.2-7.8
  Impact on fair value
   of 10% adverse
   change..............          n/a           n/a  $          1  $          1
  Impact on fair value
   of 20% adverse
   change..............          n/a           n/a  $          2  $          2
Expected credit
 losses................          n/a           n/a          none          none

   These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the table, the effect of a variation

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES in a particular assumption on the fair value of the mortgage servicing rights or interest only strips is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses) which might magnify or counteract the sensitivities. Further, these sensitivities show only the change in the asset balances and do not show any expected changes in the fair value of instruments used to manage the prepayment risks associated with these assets, as discussed in Note 16 "Derivative Financial Instruments."

   A summary of certain cash flows received from and paid to securitization trusts is as follows:

                                                              Six Months Ended
                                                              December 31, 2000
                                                              -----------------
   Proceeds from new securitizations.........................    $2,225,743
   Servicing fees received, including interest only strips...        14,187
   Purchases of delinquent or foreclosed assets..............        70,001
   Servicing advances........................................       283,237
   Repayments of servicing advances..........................       281,593

   The following presents quantitative information about delinquencies, net credit losses, and components of the Corporation's managed mortgage loan portfolio.

                                                              December 31, 2000
                                                              -----------------
   Mortgage loans held in portfolio.........................     $ 5,443,512
   Mortgage loans serviced for others.......................       9,100,938
   Mortgage loans held for sale.............................         189,489
                                                                 -----------
     Total managed mortgage loans...........................     $14,733,939
                                                                 ===========
   Principal amount of managed loans 90 days or more past
    due.....................................................     $   194,600
   Net charge-offs of managed loans for the six months ended
    December 31, 2000.......................................             900

   At December 31, 2000, and June 30, 2000, 1999 and 1998, there were no commitments to purchase mortgage loan servicing rights or to sell any bulk packages of mortgage servicing rights.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

Note 11. Premises And Equipment

   Premises and equipment are summarized as follows:

                                                                 June 30,
                                                December 31, -----------------
                                                    2000       2000     1999
                                                ------------ -------- --------
Land...........................................   $ 38,433   $ 41,231 $ 27,878
Buildings and improvements.....................    118,815    123,276  117,127
Leasehold improvements.........................      5,889      7,066    6,621
Furniture, fixtures and equipment..............    115,659    131,636  138,962
                                                  --------   -------- --------
                                                   278,796    303,209  290,588
Less accumulated depreciation and
 amortization..................................    111,586    121,517  105,286
                                                  --------   -------- --------
                                                  $167,210   $181,692 $185,302
                                                  ========   ======== ========

   Depreciation and amortization of premises and equipment, included in occupancy and equipment expenses, totaled $9,968,000, $20,414,000, $18,172,000 and $13,135,000 for the six months ended December 31, 2000, and for fiscal years 2000, 1999 and 1998, respectively. Rent expense totaled $3,075,000, $6,335,000, $4,489,000 and $3,571,000 for the six months ended December 31,
2000, and for fiscal years 2000, 1999 and 1998. The Bank has operating lease commitments on certain premises and equipment. Annual minimum operating lease commitments as of December 31, 2000, are as follows: 2001--$4,243,000; 2002-- $3,907,000; 2003--$3,190,000; 2004--$2,563,000; 2005--$1,584,000; 2006 and
thereafter--$8,155,000.

Note 12. Intangible Assets

   An analysis of intangible assets is summarized as follows:

                                                          Core Value
                                                              of
                                                Goodwill   Deposits   Total
                                                --------  ---------- --------
Balance, June 30, 1997......................... $ 23,932   $34,234   $ 58,166
Additions relating to acquisitions.............   20,290     6,544     26,834
Amortization expense...........................   (1,860)   (5,954)    (7,814)
                                                --------   -------   --------
Balance, June 30, 1998.........................   42,362    34,824     77,186
Additions relating to acquisitions.............  155,928    35,265    191,193
Amortization expense...........................   (6,718)   (8,984)   (15,702)
                                                --------   -------   --------
Balance, June 30, 1999.........................  191,572    61,105    252,677
Final purchase accounting adjustments relating
 to acquisitions...............................    6,830    (9,702)    (2,872)
Amortization expense...........................   (8,673)   (8,563)   (17,236)
Write-offs due to branch sales and closings....   (1,367)     (352)    (1,719)
                                                --------   -------   --------
Balance, June 30, 2000.........................  188,362    42,488    230,850
Amortization expense...........................   (4,250)   (3,903)    (8,153)
Write-offs due to branch sales and closings....  (12,894)   (2,376)   (15,270)
                                                --------   -------   --------
Balance, December 31, 2000..................... $171,218   $36,209   $207,427
                                                ========   =======   ========

   No impairment adjustment was necessary to intangible assets for the six months ended December 31, 2000, or for fiscal years 2000, 1999 or 1998.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

Note 13. Deposits

   Deposits are summarized as follows:

                              December 31,
                                  2000         June 30, 2000     June 30, 1999
                            ----------------  ----------------  ----------------
 Description and interest
           rates              Amount     %      Amount     %      Amount     %
 ------------------------   ---------- -----  ---------- -----  ---------- -----
 Passbook accounts
  (average of 5.34%, 4.48%
  and 3.70%)..............  $1,861,074  24.2% $1,575,380  21.5% $1,137,282  14.9%
 NOW accounts (average of
  .61%, .71% and 1.20%)...   1,065,970  13.8   1,028,640  14.0   1,036,921  13.5
 Market rate savings
  (average of 3.82%, 4.01%
  and 3.62%)..............     382,344   5.0     531,317   7.3     909,233  11.9
                            ---------- -----  ---------- -----  ---------- -----
 Total savings (no stated
  maturities).............   3,309,388  43.0   3,135,337  42.8   3,083,436  40.3
                            ---------- -----  ---------- -----  ---------- -----
 Certificates of deposits:
  Less than 3.00%.........       2,046   --        7,685    .1       6,555    .1
   3.00%-3.99%............       6,119    .1       6,740    .1      73,342   1.0
   4.00%-4.99%............     583,156   7.6     771,419  10.5   1,816,539  23.7
   5.00%-5.99%............   1,251,274  16.3   2,007,819  27.4   2,310,800  30.2
   6.00%-6.99%............   2,313,213  30.0   1,328,741  18.1     307,487   4.0
   7.00%-7.99%............     227,833   3.0      70,974   1.0      53,311    .7
   8.00% and over.........       1,457   --        1,785   --        3,945   --
                            ---------- -----  ---------- -----  ---------- -----
 Total certificates of
  deposit (fixed
  maturities; average of
  5.88%, 5.31% and
  5.38%)..................   4,385,098  57.0   4,195,163  57.2   4,571,979  59.7
                            ---------- -----  ---------- -----  ---------- -----
                            $7,694,486 100.0% $7,330,500 100.0% $7,655,415 100.0%
                            ========== =====  ========== =====  ========== =====

   Interest expense on deposit accounts is summarized as follows:

                                         Six Months
                                           Ended        Year Ended June 30,
                                        December 31, --------------------------
                                            2000       2000     1999     1998
                                        ------------ -------- -------- --------
Passbook accounts......................   $ 45,823   $ 59,215 $ 41,616 $ 39,788
NOW accounts...........................      3,162      7,423   12,223   10,092
Market rate savings....................      8,616     31,077   26,993   18,324
Certificates of deposit................    126,978    227,959  242,026  245,548
                                          --------   -------- -------- --------
                                          $184,579   $325,674 $322,858 $313,752
                                          ========   ======== ======== ========

   At December 31, 2000, scheduled maturities of certificates of deposit are as follows:

                                             Year Ending December 31,
                         -----------------------------------------------------------------
          Rate              2001      2002    2003    2004    2005   Thereafter   Total
          ----           ---------- -------- ------- ------- ------- ---------- ----------
Less than 3.00%......... $    1,926 $     44 $    76 $   --  $   --    $  --    $    2,046
  3.00%-3.99%...........      6,102        1      16     --      --       --         6,119
  4.00%-4.99%...........    380,434  130,884  42,238  15,355   9,497    4,748      583,156
  5.00%-5.99%...........  1,173,157   37,225  35,132   1,888   1,550    2,322    1,251,274
  6.00%-6.99%...........  2,162,371  145,311   3,013     957   1,330      231    2,313,213
  7.00%-7.99%...........     99,672  127,004     168     300     544      145      227,833
  8.00% and over........        829       51      26      17       8      526        1,457
                         ---------- -------- ------- ------- -------   ------   ----------
                         $3,824,491 $440,520 $80,669 $18,517 $12,929   $7,972   $4,385,098
                         ========== ======== ======= ======= =======   ======   ==========

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

   Certificates of deposit in amounts of $100,000 or more totaled $916,526,000, $693,420,000 and $792,343,000, respectively, at December 31, 2000, and June,
30, 2000 and 1999. Brokered certificates of deposit totaled $322,149,000, $82,366,000 and $97,438,000, respectively, at December 31, 2000, and June 30,
2000 and 1999.

   At December 31, 2000, and June 30, 2000 and 1999, deposits of certain state and municipal agencies and other various non-retail entities were collateralized by mortgage-backed securities with carrying values of $187,965,000, $302,984,000 and $224,733,000 and investment securities with carrying values of $48,245,000, $82,039,000 and $84,762,000, respectively. In compliance with regulatory requirements, at December 31, 2000, and June 30, 2000 and 1999, the Corporation maintained $23,851,000, $74,285,000 and
$72,285,000, respectively, in cash on hand and deposits at the Federal Reserve Bank. The funds at the Federal Reserve Bank were held in noninterest earning reserves against certain transaction checking accounts and nonpersonal certificates of deposit.

Note 14. Advances from the Federal Home Loan Bank

   The Corporation was indebted to the Federal Home Loan Bank as follows:

                                                    December 31, 2000
                                            -----------------------------------
                                              Interest      Weighted
                                                Rate        Average
                                                Range         Rate     Amount
                                            --------------  -------- ----------
Scheduled Maturities Due:
 Within 1 year............................. 5.82%   - 9.90%   7.31%  $  735,840
 Over 1 year to 2 years.................... 6.22    - 9.95    8.85      319,625
 Over 2 years to 3 years................... 6.54    - 7.69    7.19      204,000
 Over 3 years to 4 years................... 6.39    - 6.77    6.52      300,000
 Over 4 years to 5 years...................  --     -  --      --           --
 Over 5 years.............................. 4.30    - 7.33    5.59    2,006,000
                                            ----      ----    ----   ----------
                                            4.30%   - 9.95%   6.41%  $3,565,465
                                            ====      ====    ====   ==========

                                   June 30, 2000                June 30, 1999
                         ----------------------------------- -------------------
                           Interest      Weighted            Weighted
                             Rate        Average             Average
                             Range         Rate     Amount     Rate     Amount
                         --------------  -------- ---------- -------- ----------
Scheduled Maturities
 Due:
 Within 1 year.......... 5.82%   - 8.31%   6.87%  $1,772,592   6.33%  $  295,606
 Over 1 year to 2
  years................. 6.22    - 7.04    6.80      152,640   6.21      194,595
 Over 2 years to 3
  years................. 6.54    - 7.69    7.20      317,825   6.18      328,640
 Over 3 years to 4
  years.................  --     -  --      --           --    6.47       29,825
 Over 4 years to 5
  years................. 6.23    - 6.72    6.40      300,000    --           --
 Over 5 years........... 4.18    - 7.29    5.20    2,506,525   4.70    2,783,575
                         ----      ----    ----   ----------   ----   ----------
                         4.18%   - 8.31%   5.98%  $5,049,582   5.05%  $3,632,241
                         ====      ====    ====   ==========   ====   ==========

   Fixed-rate advances totaling $1,706,000,000 at December 31, 2000, are convertible into adjustable-rate advances at the option of the Federal Home Loan Bank. At December 31, 2000, these convertible advances had call dates ranging from January 2001 to March 2003. All of these advances have scheduled maturities due over five years. At June 30, 2000 and 1999, convertible advances totaled $2,346,000,000 and $3,046,000,000.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

   At December 31, 2000, and June 30, 2000 and 1999, outstanding advances were collateralized by real estate loans totaling $3,813,309,000, $5,864,455,000 and $3,365,770,000, respectively, and mortgage-backed securities totaling $98,191,000, $197,137,000 and zero. The Corporation is also required to hold shares of Federal Home Loan Bank stock in an amount at least equal to the greater of 1.0% of certain of its residential mortgage loans or 5.0% of its outstanding advances. The Corporation was in compliance with this requirement at December 31, 2000, and June 30, 2000 and 1999, holding Federal Home Loan Bank stock totaling $251,537,000, $255,756,000 and $194,129,000, respectively.
At December 31, 2000, and June 30, 2000 and 1999, there were no commitments for advances from the Federal Home Loan Bank.

Note 15. Other Borrowings

   Other borrowings consist of the following:

                                                                 June 30,
                                                December 31, -----------------
                                                    2000       2000     1999
                                                ------------ -------- --------
Subordinated extendible notes, interest 7.95%,
 due December 1, 2006..........................   $ 50,000   $ 50,000 $ 50,000
Guaranteed preferred beneficial interests in
 the Corporation's junior subordinated
 debentures, interest 9.375%, due May 15,
 2027..........................................     45,000     45,000   45,000
Term note, adjustable interest, due June 30,
 2004..........................................     63,438     65,250      --
Revolving line of credit, adjustable interest,
 due June 30, 2004.............................     10,000     10,000      --
Securities sold under agreements to
 repurchase....................................      6,905     33,379  128,514
Term note, adjustable interest, due July 31,
 2003..........................................        --         --    32,500
Purchase notes, adjustable interest, due July
 31, 1999......................................        --         --    40,000
Collateralized mortgage obligations, interest
 8.75%.........................................        --       2,397    3,483
Federal funds, interest 6.06%, due July 1,
 1999..........................................        --         --    54,400
                                                  --------   -------- --------
                                                  $175,343   $206,026 $353,897
                                                  ========   ======== ========

   The Corporation issued fixed-rate subordinated extendible notes due December 1, 2006 (the "Notes"). Contractual interest on the Notes is set at 7.95% until December 1, 2001, and is paid monthly. The interest rate for the Notes reset at the Corporation's option on December 1, 2001, to a rate and for a term of one, two, three or five years determined by the Corporation. Thereafter, the interest rate will reset at the Corporation's option on the expiration date of each new interest period prior to maturity. Any new interest rate shall not be less than 105% of the effective interest rate on comparable maturity U. S. Treasury obligations. The Notes may not be redeemed prior to December 1, 2001. The Corporation may elect to redeem the Notes in whole on December 1, 2001, and on any subsequent interest reset date at par plus accrued interest to the date fixed for redemption. The Notes are redeemable by the holders with at least five business days notice prior to December 1, 2001, or on any subsequent interest reset date at par plus accrued interest to the date fixed for redemption. The Notes are unsecured general obligations of the Corporation. The Indenture, among other provisions, limits the ability of the Corporation to pay cash dividends or to make other capital distributions under certain circumstances.

   Effective May 14, 1997, CFC Preferred Trust, a special-purpose wholly-owned trust subsidiary of the Corporation, completed an offering of 1,800,000 shares (issue price of $25.00 per share) totaling $45,000,000 of fixed-rate 9.375% cumulative trust preferred securities due May 15, 2027. Also, effective May 14, 1997, the Corporation purchased all of the common securities of CFC Preferred Trust for $1,391,775. CFC Preferred Trust invested the total proceeds of $46,391,775 received in 9.375% junior subordinated deferrable interest debentures (the "Debentures") issued by the Corporation. Interest paid on the Debentures is distributed to holders of the cumulative trust preferred securities and to the Corporation as holder of the common securities. Under current tax law, distributions to the holders of the cumulative trust preferred securities are tax deductible for the Corporation. The Debentures, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Corporation. The obligations of the Corporation under the Debentures, the indenture, the

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES relevant trust agreement and the guarantees constitute a full and unconditional guarantee by the Corporation of the obligations of the trust under the trust preferred securities and rank subordinate and junior in right of payment to all liabilities of the Corporation. The distribution rate payable on the cumulative trust preferred securities is cumulative and payable quarterly in arrears. The Corporation has the right, subject to events of default, to defer payments of interest on the Debentures by extending the interest payment periods not exceeding 20 consecutive quarters. No extension period may extend beyond the redemption or maturity date of the Debentures. The Debentures mature on May 15, 2027, which may be shortened to not earlier than May 15, 2002, if certain conditions are met. The cumulative trust preferred securities would qualify as Tier 1 capital of the Corporation should the Corporation become subject to the Federal Reserve capital requirements for bank holding companies.

   During July 1999, the Corporation entered into a term and revolving credit agreement totaling $82,500,000. This credit facility is in the form of an unsecured, five-year term note due June 30, 2004. In July 1999, $72,500,000 was drawn down to refinance a term note totaling $32,500,000 maturing July 31, 2003, from the same lender and to pay in full the $40,000,000 one-year purchase notes due July 31, 1999, on the acquisition of AmerUs. At December 31, 2000, this term note had a remaining principal balance of $63,437,500. Terms of the note require quarterly principal payments of $1,812,500 and quarterly interest payable at a monthly adjustable rate priced at 100 basis points below the lender's national base rate, or 8.50% at December 31, 2000. On August 30, 1999, the Corporation borrowed $10,000,000 from the revolving line of credit. This unsecured revolving line of credit had a balance of $10,000,000 as of December 31, 2000, with interest rate terms the same as the term note.

   At December 31, 2000, securities sold under agreements to repurchase totaling $6,905,000 matured overnight at an interest rate of 4.91% and were collateralized by an investment security with a carrying value totaling $19,928,000 and a fair value totaling $19,575,000. At June 30, 2000, securities sold under agreements to repurchase had a weighted average rate of 4.99% with $8,379,000 maturing overnight and $25,000,000 maturing in September 2000. Mortgage-backed securities with carrying values totaling $32,035,000 and fair values totaling $30,681,000 were pledged as collateral. At June 30, 1999, the securities sold under agreements to repurchase had a weighted average rate of 5.72%. Mortgage-backed securities and investment securities with carrying values totaling $123,628,000 and $16,369,000 and fair values totaling $122,374,000 and $16,095,000, respectively, were pledged as collateral.

   Notes issued in conjunction with collateralized mortgage obligations, due in varying amounts through 2019, were secured by FNMA and FHLMC mortgage-backed securities with book values of approximately $7,331,000 and $9,345,000, respectively, at June 30, 2000 and 1999. These notes were paid in full in December 2000 from the prepayment of the principal balance on the collateral of these notes.

   Contractual principal maturities of other borrowings as of December 31, 2000, for the next five years are as follows: 2001--$14,155,000; 2002-- $7,250,000; 2003--$7,250,000; 2004--$51,688,000; 2005--zero; 2006 and thereafter--$95,000,000.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

Note 16. Derivative Financial Instruments

   The Corporation utilizes derivative financial instruments as part of an overall interest rate risk management strategy. The Corporation is exposed to interest rate risk relating to the variable cash flows of certain deposit liabilities and FHLB advances attributable to changes in market interest rates. As part of its overall strategy to manage the level of exposure to the risk of interest rates adversely affecting net interest income the Corporation uses interest rate swap agreements that have offsetting characteristics from the hedged deposit liabilities and FHLB advances. These derivatives are designated and qualify as cash flow hedges.

   The following summarizes the Corporation's interest rate swap agreements by maturity dates at December 31, 2000:

                                                          December 31, 2000
                                                     ---------------------------
                                                                 Interest Rate
                                                      Notional  ----------------
                                                       Amount   Paying Receiving
                                                     ---------- ------ ---------
Scheduled Maturities Due:
  2001.............................................. $   50,000  6.21%   6.04%
  2002..............................................    100,000  5.98    5.86
  2003..............................................    400,000  5.65    6.84
  2004..............................................    600,000  6.14    6.16
  2005..............................................    250,000  6.38    5.93
  Thereafter to December 2007.......................    150,000  5.42    5.90
                                                     ----------  ----    ----
                                                     $1,550,000  5.99%   6.26%
                                                     ==========  ====    ====

   The following summarizes the Corporation's interest rate swap agreements by maturity date at June 30:

                                      2000                       1999
                           --------------------------- -------------------------
                                       Interest Rate             Interest Rate
                            Notional  ---------------- Notional ----------------
                             Amount   Paying Receiving  Amount  Paying Receiving
                           ---------- ------ --------- -------- ------ ---------
Scheduled Maturities Due:
  2000.................... $      --    -- %    -- %   $ 75,000  6.24%   4.43%
  2001....................    140,000  6.00    6.16     140,000  6.00    4.77
  2002....................    100,000  7.07    6.76         --    --      --
  2003....................    200,000  6.71    6.34         --    --      --
  2004....................    500,000  6.01    6.05         --    --      --
  2005....................    800,000  6.28    6.31         --    --      --
  Thereafter..............    800,000  7.07    6.67         --    --      --
                           ----------  ----    ----    --------  ----    ----
                           $2,540,000  6.53%   6.39%   $215,000  6.08%   4.65%
                           ==========  ====    ====    ========  ====    ====

   Under the interest rate swap agreements the Corporation pays fixed rates of interest and receives variable rates of interest. The variable interest rates were based on either the 13-week average yield of the three-month U.S. Treasury bill or the three-month LIBOR average. Net interest settlement was quarterly. Net interest expense on the swap agreements totaled $415,000, $2,869,000, $2,849,000 and $1,926,000, respectively, for the six months ended December 31, 2000, and fiscal years 2000, 1999 and 1998. The fair value of the interest rate swaps at December 31, 2000, totaled approximately $37,252,000 which represents the amount that would need to be paid if the swap agreements were terminated.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

   The interest rate swap agreements were collateralized by investment securities with carrying values of $63,860,000 at December 31, 2000, and by mortgage-backed securities with carrying values of $8,528,000 and $7,941,000, respectively, at June 30, 2000 and 1999. Entering into interest rate swap agreements involves the credit risk of dealing with intermediary and primary counterparties and their ability to meet the terms of the respective contracts. The Corporation is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swaps if the Corporation is in a net interest receivable position at the time of potential default by the counterparties. At December 31, 2000, and June 30, 2000 and 1999, the Corporation was in a net interest payable position. The Corporation does not anticipate nonperformance by the counterparties.

   The Corporation is also exposed to interest rate risk relating to the potential decrease in the value of mortgage servicing rights due to increased prepayments on mortgage servicing loans resulting from declining interest rates. As part of its overall strategy to manage the level of exposure to the risk of interest rates adversely affecting the value of mortgage servicing rights due to impairment exposure, the Corporation uses interest rate floor agreements to protect the fair value of the mortgage servicing rights. By purchasing floor agreements, the Corporation would be paid cash based on the differential between a short-term rate and the strike rate, applied to the notional principal amount, should the current short-term rate fall below the strike rate level of the agreement. These derivatives are not designated and do not qualify as hedges under SFAS No. 133, and will, therefore, receive a "no hedging" designation.

   At December 31, 2000, the Corporation had interest rate floor agreements with notional amounts totaling $505,000,000 with a fair value of $1,809,000 which represents the amount that would be received to terminate the floor agreements. At June 30, 2000 and 1999, the Corporation had interest rate floor agreements with notional amounts totaling $335,000,000 and $375,000,000, respectively. These interest rate floor agreements at December 31, 2000, had strike rates ranging from 3.84% to 6.32% and mature between February 2001 and December 2005.

   At December 31, 2000, the Corporation had conforming loan commitments for loans held for sale of $85,219,000 consisting primarily of fixed-rate loans with a fair value of $354,000. At December 31, 2000, the Corporation had mandatory forward sales commitments to sell residential mortgage loans totaling $237,683,000 with a fair value loss of $2,085,000.

   For the six months ended December 31, 2000, the Corporation recorded a net loss of $38,209,000 on the termination of swap agreements due to the repayment of the related hedged FHLB advances. In addition, the Corporation incurred losses on terminated interest rate swap agreements totaling $8,601,000 since the related hedged FHLB advances and deposit liabilities were not paid. This loss is included in other comprehensive income (loss) and will be reflected in operations as the related interest expense on the designated FHLB advances and deposit liabilities is incurred. At December 31, 2000, the unamortized balance totaled approximately $8,432,000. It is expected that approximately $2,034,000 will be amortized into operations in 2001.

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

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

Note 17. Income Taxes

   The following is a comparative analysis of the federal and state income tax provision (benefit):

                                      Six Months
                                        Ended       Year Ended June 30,
                                     December 31, ---------------------------
                                         2000      2000      1999      1998
                                     ------------ -------   -------   -------
Current:
  Federal...........................   $ 11,276   $19,757   $42,937   $46,154
  State.............................         (2)    1,210     3,230     3,698
                                       --------   -------   -------   -------
                                         11,274    20,967    46,167    49,852
                                       --------   -------   -------   -------
Deferred:
  Federal...........................    (33,362)   36,689    16,789     2,188
  State.............................      2,397    (2,387)      304       316
                                       --------   -------   -------   -------
                                        (30,965)   34,302    17,093     2,504
                                       --------   -------   -------   -------
Total income tax provision
 (benefit)..........................   $(19,691)  $55,269   $63,260   $52,356
                                       ========   =======   =======   =======

   The following is a reconciliation of the statutory federal income tax rate to the consolidated effective tax rate:

                                      Six Months
                                        Ended       Year Ended June 30,
                                     December 31, ---------------------------
                                         2000      2000      1999      1998
                                     ------------ -------   -------   -------
Statutory federal income tax rate...      (35.0)%    35.0 %    35.0 %    35.0 %
Nondeductible exit costs and
 termination benefits, merger and
 other nonrecurring expenses........        6.3        .2       4.9       1.8
Amortization of discounts, premiums
 and intangible assets..............        2.0       1.7       1.4        .4
Tax exempt interest.................       (1.9)     (1.2)      (.8)     (1.0)
Income tax credits..................        (.7)      (.4)      (.4)      (.5)
State income taxes, net of federal
 income taxes.......................        2.2       (.5)      1.5       2.0
Other items, net....................       (1.0)      (.5)     (1.0)      (.2)
                                       --------   -------   -------   -------
Effective tax rate..................      (28.1)%    34.3 %    40.6 %    37.5 %
                                       ========   =======   =======   =======

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

   The components of deferred tax assets and liabilities are as follows:

                                                                 June 30,
                                                December 31, -----------------
                                                    2000       2000     1999
                                                ------------ --------  -------
Deferred tax liabilities:
  Real estate investment trust deferred
   income......................................   $ 10,010   $ 35,688  $ 8,803
  Federal Home Loan Bank stock.................     20,238     21,557   19,060
  Core value of acquired deposits..............     10,318     12,041   11,108
  Mortgage servicing rights....................     17,520      9,327    6,699
  Differences between book and tax basis of
   premises and equipment......................      7,967      8,749    6,645
  Deferred loan fees...........................      3,492      4,337    7,632
  Other items..................................      8,514      8,419    8,779
                                                  --------   --------  -------
                                                    78,059    100,118   68,726
                                                  ========   ========  =======
Deferred tax assets:
  Allowance for losses on loans and real estate
   not currently deductible....................     35,095     27,285   29,945
  Interest rate swap agreements................     13,794        --       --
  Basis differences between tax and financial
   reporting arising from acquisitions.........      9,214      9,743   10,718
  State net operating loss carryforwards.......     10,357      7,678    5,085
  Employee benefits............................      5,007      3,993    2,919
  Other items..................................     10,403      9,003    9,806
                                                  --------   --------  -------
                                                    83,870     57,702   58,473
Valuation allowance............................    (10,911)    (5,074)  (5,089)
                                                  --------   --------  -------
                                                    72,959     52,628   53,384
                                                  --------   --------  -------
Net deferred tax liability.....................   $  5,100   $ 47,490  $15,342
                                                  ========   ========  =======

   At December 31, 2000, the Corporation and certain subsidiaries had state net operating loss carryforwards totaling approximately $156,756,000 available for income tax purposes. A valuation allowance was established for these carryforwards which expire through 2020. The valuation allowance is primarily attributable to state deferred tax assets at December 31, 2000. The valuation allowance increased from $5,074,000 at June 30, 2000, primarily due to increases in state net operating loss carryforwards available for income tax purposes.

   A deferred tax liability has not been recognized for the bad debt reserves of the Bank created in the tax years which began prior to December 31, 1987 (the base year). At December 31, 2000, these reserves totaled approximately $105,266,000 with an unrecognized deferred tax liability approximating $38,527,000. This unrecognized deferred tax liability could be recognized in the future, in whole or in part, if there is a change in federal tax law, the Bank fails to meet certain definitional tests and other conditions in the federal tax law, certain distributions are made with respect to the stock of the Bank, or the bad debt reserves are used for any purpose other than absorbing bad debt losses.

Note 18. Stockholders' Equity and Regulatory Restrictions

   Effective December 18, 1998, the Corporation's Shareholder Rights Plan was amended primarily to extend the expiration date of such rights to December 19, 2008, unless earlier redeemed by the Corporation. In December 1988, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of stock purchase rights. This dividend consisted of one primary right and one secondary right for each outstanding

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES share of common stock payable on December 30, 1988, and for each share of common stock issued by the Corporation at any time after December 30, 1988, and prior to the earlier of the occurrence of certain events or expiration of these rights. These rights are attached to and trade only together with the common stock shares. The provisions of the Shareholder Rights Plan are designed to protect the interests of the stockholders of record in the event of an unsolicited or hostile attempt to acquire the Corporation at a price or on terms that are not fair to all shareholders. Unless rights are exercised, holders have no rights as a stockholder of the Corporation (other than rights resulting from such holder's ownership of common shares), including, without limitation, the right to vote or to receive dividends. At December 31, 2000, no such rights were exercised.

   The Corporation is authorized to issue 10,000,000 shares of preferred stock having a par value of $.01 per share. None of the shares of the authorized preferred stock have been issued. The Board of Directors is authorized to establish and state voting powers, designation preferences, and other special rights of these shares and their qualifications, limitations and restrictions. The preferred stock may rank prior to the common stock as to dividend rights, liquidation preferences, or both, and may have full or limited voting rights.

   The capital distribution regulations of the OTS permit the Bank to pay capital distributions during a calendar year up to 100.0% of its retained net income for the current calendar year combined with the Bank's retained net income for the preceding two calendar years without requiring an application for approval to be filed with the OTS. Retained net income is net income determined in accordance with generally accepted accounting principles less total capital distributions declared. At December 31, 2000, the Bank made total distributions in excess of its retained net income by $66,072,000 under this regulation. During calendar year 2000 the Bank incurred a net loss of approximately $9,104,000 and made capital distributions totaling $130,154,000 resulting in this deficit. The capital distributions were made to the parent company to cover its common stock repurchases and debt service. If the Bank's regulatory capital would fall below certain levels, then applicable regulations would require approval by the OTS of any proposed dividends and, in some cases, would prohibit the payment of dividends.

   On April 28, 1999, the Board of Directors authorized the repurchase of up to five percent, or approximately 3,000,000 shares, of the Corporation's outstanding common stock. This repurchase was completed in December 1999 at a total cost of $66,007,000. On December 27, 1999, a second repurchase of up to 3,000,000 shares of the Corporation's outstanding stock was authorized. This second repurchase was completed in August 2000 at a total cost of $46,395,000. On August 14, 2000, the Board of Directors authorized a third repurchase of up to 10% of the Corporation's outstanding stock, or approximately 5,500,000 shares. Through December 31, 2000, the Corporation purchased 2,038,900 shares of its common stock under this third authorization at a cost of $36,664,000. This repurchase is authorized to be completed no later than February 2002. For the six months ended December 31, 2000, the Corporation purchased 2,765,400 total shares of its common stock at a total cost of $48,953,000.

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

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following table of tangible, core and total risk-based capital. Prompt corrective action provisions pursuant to FDICIA require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for prompt corrective action provisions under FDICIA, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios as set forth in the following table. The Bank exceeded the minimum requirements for the well-capitalized category for all periods presented.

   The following presents the Bank's regulatory capital levels and ratios relative to its minimum capital requirements:

                                                  As of December 31, 2000
                                               ------------------------------
                                                                  Required
                                               Actual Capital     Capital
                                               --------------  --------------
                                                Amount  Ratio   Amount  Ratio
                                               -------- -----  -------- -----
OTS capital adequacy:
  Tangible capital............................ $800,630  6.51% $184,557  1.50%
  Core capital................................  805,693  6.55   369,267  3.00
  Risk-based capital..........................  879,845 11.84   594,373  8.00
FDICIA regulations to be classified well-
 capitalized:
  Tier 1 leverage capital.....................  805,693  6.55   615,444  5.00
  Tier 1 risk-based capital...................  805,693 10.84   445,780  6.00
  Total risk-based capital....................  879,845 11.84   742,966 10.00

                                                    As of June 30, 2000
                                               ------------------------------
                                                                  Required
                                               Actual Capital     Capital
                                               --------------  --------------
                                                Amount  Ratio   Amount  Ratio
                                               -------- -----  -------- -----
OTS capital adequacy:
  Tangible capital............................ $890,051  6.55% $203,743  1.50%
  Core capital................................  896,091  6.59   407,667  3.00
  Risk-based capital..........................  961,520 12.59   610,757  8.00
FDICIA regulations to be classified well-
 capitalized:
  Tier 1 leverage capital.....................  896,091  6.59   679,445  5.00
  Tier 1 risk-based capital...................  896,091 11.74   458,067  6.00
  Total risk-based capital....................  961,520 12.59   763,446 10.00

                                                    As of June 30, 1999
                                               ------------------------------
                                                                  Required
                                               Actual Capital     Capital
                                               --------------  --------------
                                                Amount  Ratio   Amount  Ratio
                                               -------- -----  -------- -----
OTS capital adequacy:
  Tangible capital............................ $880,400  6.97% $189,412  1.50%
  Core capital................................  890,967  7.05   379,142  3.00
  Risk-based capital..........................  957,676 13.70   559,279  8.00
FDICIA regulations to be classified well-
 capitalized:
  Tier 1 leverage capital.....................  890,967  7.05   631,903  5.00
  Tier 1 risk-based capital...................  890,967 12.74   419,459  6.00
  Total risk-based capital....................  957,676 13.70   699,099 10.00

   As of December 31, 2000, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank's classification.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

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

   The following table presents outstanding commitments, excluding undisbursed portions of loans in process, as follows:

                                                     At         At June 30,
                                                December 31, -----------------
                                                    2000       2000     1999
                                                ------------ -------- --------
Originate residential mortgage loans...........   $ 73,169   $143,394 $277,368
Purchase residential mortgage loans............     49,048    102,347  106,000
Originate commercial real estate loans.........    110,776    127,545   19,511
Originate consumer, commercial operating and
 agricultural loans............................     18,034     17,572      --
Unused lines of credit for commercial and
 consumer use..................................    217,801    218,887  277,510
Purchase investment securities.................     41,893      1,500   81,500
Purchase mortgage-backed securities............        --         --     9,953
                                                  --------   -------- --------
                                                  $510,721   $611,245 $771,842
                                                  ========   ======== ========

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

   At December 31, 2000, and June 30, 2000 and 1999, the Corporation had approximately $237,683,000, $240,714,000 and $13,284,000, respectively, in mandatory forward delivery commitments to sell residential mortgage loans. At December 31, 2000, and June 30, 2000 and 1999, loans sold subject to recourse provisions totaled approximately $12,912,000, $13,178,000 and $16,601,000, respectively, which represents the total potential credit risk associated with these particular loans. Any credit risk would, however, be offset by the value of the single-family residential properties that collateralize these loans.

   The Corporation is subject to a number of lawsuits and claims for various amounts which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Corporation's financial position or results of operations.

   On September 12, 1994, the Bank and the Corporation commenced litigation relating to supervisory goodwill against the United States in the United States Court of Federal Claims seeking to recover monetary relief for the government's refusal to honor certain contracts that it had entered into with the Bank. The suit alleges that such governmental action constitutes a breach of contract and an unlawful taking of property by the United States without just compensation or due process in violation of the Constitution of the United States. The Corporation and the Bank are pursuing alternative damage claims of up to approximately $230,000,000. The Bank also assumed a lawsuit in the merger with Mid Continent against the United States also relating to a

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES supervisory goodwill claim filed by the former Mid Continent. The litigation status and process of these legal actions, as well as that of numerous actions brought by others alleging similar claims with respect to supervisory goodwill and regulatory capital credits, make the value of the claims asserted by the Bank (including the Mid Continent claim) uncertain as to their ultimate outcome, and contingent on a number of factors and future events which are beyond the control of the Bank, both as to substance, timing and the dollar amount of damages that may be awarded to the Bank and the Corporation if they finally prevail in this litigation.

Note 21. Employee Benefit and Incentive Plans

 Retirement Savings Plan

   The Corporation maintains a contributory deferred savings 401(k) plan covering substantially all employees. The Corporation's matching contributions are equal to 100% of the first 8% of participant contributions. Participants vest immediately in their own contributions. For contributions of the Corporation, participants vest over a five-year period and, thereafter, vest 100% on an annual basis if employed on the last day of each calendar year. Contribution expense was $2,091,000, $3,926,000, $3,737,000 and $2,312,000 for
the six months ended December 31, 2000, and fiscal years 2000, 1999 and 1998, respectively.

 Stock Option And Incentive Plans

   The Corporation maintains the 1996 Stock Option and Incentive Plan (the "1996 Plan"), the 1984 Stock Option and Incentive Plan, as amended (the "1984 Plan"), and various stock option and incentive plans assumed in certain mergers since 1995. These plans permit the granting of stock options, restricted stock awards and stock appreciation rights. The Corporation's stock options expire over periods not to exceed 10 years from the date of grant with the option price equal to market value on the date of grant. Stock options either are exercisable and vest on the date of grant or over various periods not exceeding three years. Recipients of restricted stock have the usual rights of a shareholder, including the rights to receive dividends and to vote the shares; however, the common stock will not be vested until certain restrictions are satisfied. The term of the 1984 Plan extends to July 31, 2002, and the term of the 1996 Plan to September 11, 2006.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

   The following table presents the activity of all stock option plans for each of the three fiscal years ended June 30, 2000, and the six months ended December 31, 2000, and the stock options outstanding at the end of the respective periods:

                                           Stock     Weighted Average Aggregate
                                       Option Shares Price Per Share   Amount
                                       ------------- ---------------- ---------
Outstanding at June 30, 1997.........    2,970,835        $12.20      $ 36,232
  Granted............................      744,972         33.91        25,261
  Exercised..........................     (831,300)         7.77        (6,463)
  Canceled...........................      (20,251)        15.16          (307)
                                        ----------        ------      --------
Outstanding at June 30, 1998.........    2,864,256         19.11        54,723
  Granted............................      766,825         24.19        18,549
  Exercised..........................   (1,000,491)        12.78       (12,785)
  Canceled...........................      (41,483)        32.32        (1,357)
                                        ----------        ------      --------
Outstanding at June 30, 1999.........    2,589,107         22.84        59,130
  Granted............................      796,756         15.49        12,342
  Exercised..........................     (184,845)        11.58        (2,141)
  Canceled...........................     (251,216)        27.49        (6,906)
                                        ----------        ------      --------
Outstanding at June 30, 2000.........    2,949,802         21.16        62,425
  Granted............................       92,935         16.08         1,494
  Exercised..........................      (64,650)        12.96          (838)
  Canceled...........................     (143,107)        23.59        (3,376)
                                        ----------        ------      --------
Outstanding at December 31, 2000.....    2,834,980        $21.06      $ 59,705
                                        ==========        ======      ========
Exercisable at December 31, 2000.....    2,111,832        $22.48      $ 47,485
                                        ==========        ======      ========
Shares available for future grants at
 December 31, 2000:
  1984 Plan..........................      102,700
  1996 Plan..........................    1,974,600

   The following table summarizes information about the Corporation's stock options outstanding at December 31, 2000:

        Shares Subject to Outstanding Options            Shares Exercisable
------------------------------------------------------- ---------------------
                              Weighted Average Weighted              Weighted
                 Stock Option    Remaining     Average  Stock Option Average
   Range of         Shares      Contractual    Exercise    Shares    Exercise
Exercise Prices  Outstanding   Life in Years    Price   Exercisable   Price
---------------  ------------ ---------------- -------- ------------ --------
$ 2.22 - $ 2.34      42,580          .79        $ 2.29      42,580    $ 2.29
  6.26 -   9.01     100,682         4.00          8.75     100,682      8.75
 11.58 -  13.77     355,418         6.04         13.11     355,418     13.11
 14.48 -  15.69     709,356         9.39         15.61      89,005     15.05
 17.22 -  22.17     454,329         6.52         19.93     454,329     19.93
 24.19 -  25.26     615,414         8.33         24.22     512,617     24.22
          34.16     557,201         7.37         34.16     557,201     34.16
---------------   ---------         ----        ------   ---------    ------
$ 2.22 - $34.16   2,834,980         7.56        $21.06   2,111,832    $22.48
===============   =========         ====        ======   =========    ======

   During the six months ended December 31, 2000, 50,000 stock options were granted to an executive under the 1996 Plan. During the six months ended December 31, 2000, and fiscal year 2000 the Board of Directors

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES received their fees as discounted stock options under the 1996 Plan totaling 42,935 shares and 83,218 shares. Director compensation expense resulting form the issuance of these stock options totaled $558,000 and $168,000 for the six months ended December 31, 2000, and fiscal year 2000, respectively. During fiscal years 2000 and 1999, non-incentive stock options for 60,000 shares and 50,000 shares, respectively, of common stock were granted to directors under the 1996 Plan. Stock options under the 1996 Plan were also granted to executives and managers during fiscal year 2000 for 653,538 shares and to executives, managers and employees during fiscal year 1999 for 716,825 shares.

   The Corporation applies APB Opinion No. 25 in accounting for its stock option and incentive plans so no compensation cost is recognized for stock options granted. The effect on the Corporation's net income (loss) and earnings
(loss) per share is presented in the following table as if compensation cost was determined based on the fair value at the grant dates for stock options awarded pursuant to the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

                                           Six Months
                                             Ended       Year Ended June 30,
                                          December 31, ------------------------
                                              2000       2000    1999    1998
                                          ------------ -------- ------- -------
Net income (loss):
  As reported............................   $(69,501)  $104,008 $92,392 $87,413
  Pro forma..............................    (69,883)   102,400  84,101  79,615
Earnings (loss) per share:
 Basic--
  As reported............................   $  (1.27)  $   1.79 $  1.55 $  1.55
  Pro forma..............................      (1.28)      1.76    1.41    1.41
 Diluted--
  As reported............................   $  (1.27)  $   1.79 $  1.54 $  1.52
  Pro forma..............................      (1.28)      1.79    1.42    1.40

   The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions used as follows:

                                        Six Months
                                          Ended        Fiscal Year June 30,
                                       December 31, ---------------------------
                                           2000        2000      1999    1998
                                       ------------ ----------- ------- -------
Dividend yield........................ 1.51%-2.27%  1.47%-2.25%   1.07%    .64%
Expected stock price volatility.......         29%          29%     26%     24%
Risk-free interest rates.............. 5.07%-5.93%  5.97%-6.75%   5.50%   5.72%
Expected option lives.................     6 years      6 years 6 years 6 years

   Restricted stock may also be granted for awards earned under management incentive plans. No awards were granted for the six months ended December 31, 2000, or fiscal year 2000. On the grant dates of June 30, 1999 and 1998, the Corporation issued restricted stock for 39,072 shares and 39,494 shares, respectively, with an aggregate market value of $906,000 and $1,249,000, respectively. The awards of restricted stock vest 20% on each anniversary of the grant date, provided that the employee has completed the specified service requirement, or earlier under certain conditions. Total deferred compensation on the unvested restricted stock totaled $503,000, $805,000, $1,887,000 and $1,944,000, at December 31, 2000, and June 30, 2000, 1999 and 1998,
respectively, and is recorded as a reduction of stockholders' equity. The value of the restricted shares is amortized to compensation expense over the five-year vesting period. Compensation expense applicable to the restricted stock totaled $177,000, $607,000, $960,000 and $731,000 for the six months ended
December 31, 2000, and fiscal years 2000, 1999 and 1998, respectively.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

 Postretirement Benefits

   The Corporation recognizes the cost of providing postretirement benefits other than pensions over the employee's period of service. The determination of the accrued liability requires a calculation of the accumulated postretirement benefit obligation which represents the actuarial present value of postretirement benefits to be paid out in the future (primarily health care benefits to be paid to retirees) that have been earned as of the end of the year. The Corporation's postretirement benefit plan is unfunded and amounts are not material.

Note 22. Acquisitions

 Fiscal Year 1999 Acquisitions

   On March 1, 1999, the Corporation acquired Midland for total consideration of $83,000,000. Midland Bank operated eight branches in the greater Kansas City, Missouri area. At February 28, 1999, Midland had total assets of $399,200,000, deposits of $353,100,000 and stockholders' equity of $24,200,000.
This acquisition was accounted for as a purchase. Core value of deposits totaling $9,298,000 is amortized on an accelerated basis over 10 years. Goodwill totaling $54,389,000 is amortized on a straight-line basis over 25 years. The effect of the Midland acquisition on the Corporation's consolidated financial statements as if this acquisition had occurred at the beginning of fiscal year 1999 is not material.

   On August 14, 1998, the Corporation acquired First Colorado for 18,278,789 shares of its common stock. This acquisition was accounted for as a pooling of interests. First Colorado operated 27 branches in Colorado. At July 31, 1998, First Colorado had assets of $1,572,200,000, deposits of $1,192,700,000 and stockholders' equity of $254,700,000.

   On July 31, 1998, the Corporation acquired AmerUs for total consideration of $178,269,000. AmerUs operated 47 branches located in Iowa, Missouri, Nebraska, Kansas, Minnesota and South Dakota. At July 31, 1998, before purchase accounting adjustments, AmerUs had total assets of $1,266,800,000, deposits of $949,700,000 and stockholder's equity of $84,800,000. This acquisition was accounted for as a purchase. Core value of deposits totaling $16,242,000 is amortized on an accelerated basis over 10 years. Goodwill totaling $107,739,000 is amortized on a straight-line basis over 25 years. The accounts and consolidated results of operations for fiscal year 1999 include the results of AmerUs beginning July 31, 1998. The following table summarizes results on an audited consolidated pro form basis for the last two fiscal years as though the AmerUs purchase had occurred at the beginning of fiscal year 1998:

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

 Fiscal Year 1998 Acquisitions

   On February 13, 1998, the Corporation acquired Liberty Financial Corporation ("Liberty") for 4,015,555 shares of its common stock. Liberty operated 38 branches in Iowa and seven in the metropolitan area of Tucson, Arizona. On February 27, 1998, the Corporation acquired Mid Continent for 2,641,945 shares of its common stock. Mid Continent operated ten branches in Kansas. On May 29, 1998, the Corporation acquired Perpetual Midwest Financial Inc. ("Perpetual") for 1,717,721 shares of its common stock. Perpetual operated five branches in Iowa. These three acquisitions were accounted for as pooling of interests and had total assets of $1,476,000,000, deposits of $1,151,800,000 and stockholders' equity of $127,300,000.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

   On January 30, 1998, the Corporation acquired First National Bank Shares, LTD ("First National") for 992,842 shares of its common stock. At January 30, 1998, before purchase accounting adjustments, First National had assets of $147,800,000, deposits of $131,300,000 and stockholders' equity of $12,000,000.
First National operated seven branches in Kansas. This acquisition was accounted for as a purchase. Core value of deposits totaling $6,045,000 is amortized on an accelerated basis over 10 years. Goodwill totaling $19,162,000 is amortized on a straight-line basis over 25 years. The effect of the First National acquisition on the Corporation's consolidated financial statements as if this acquisition had occurred at the beginning of fiscal year 1998 is not material.

   The Corporation's historical consolidated financial statements were restated for all periods prior to the acquisitions of First Colorado, Liberty, Mid Continent and Perpetual to include the accounts and results of operations of these financial institutions.

Note 23. Exit Cost and Termination Benefits

 August 2000 Key Strategic Initiatives

   On August 14, 2000 the Board of Directors approved a series of strategic initiatives aimed at improving the overall operations of the Corporation. Key initiatives included:

  . A complete balance sheet review including the disposition of over $2.0 billion in low-yielding and higher risk investments and residential mortgage loans. The proceeds from these dispositions are to be used to reduce high-cost borrowings, repurchase additional shares of common stock and reinvest in lower risk securities.

  . A thorough assessment of the Bank's delivery and servicing systems.

  . The sale of the leasing company acquired in a February 1998 acquisition.

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

   The Corporation transferred $1,751,195,000 of held-to-maturity securities to the trading and available for sale portfolios. The transfer of these securities resulted in an after-tax loss of $18,483,000 recorded against current operations on July 1, 2000, as a cumulative adjustment of a change in accounting principle, net of income tax benefits of $9,952,000. During the six months ended December 31, 2000, the Corporation sold investment securities and mortgage-backed securities totaling $1,166,953,000 resulting in pre-tax losses of $29,970,000 and securitized residential loans totaling $1,651,578,000 resulting in a pre-tax loss of $18,248,000. Proceeds from these sales were used to purchase lower-risk, higher-yielding assets, repay FHLB advances and repurchase common stock.

   The Corporation plans to sell 37 branches and consolidate 11 other branches. It is anticipated that the branch sales will be completed by September 30, 2001. The branch consolidations and closings were completed

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES in February 2001. The deposits associated with these branches approximated $464,000,000. During the six months ended December 31, 2000, the Corporation recorded a pre-tax charge of $16,992,000 related to exit costs and write-offs of intangible assets associated with these branch divestitures.

   The leasing portfolio was reclassified to held for sale during the six months ended December 31, 2000. Adjustment to fair value and additional expenses totaling $4,602,000 were recorded as exit costs and termination benefits during the six months ended December 31, 2000.

   During the six months ended December 31, 2000, the Corporation recorded $2,119,000 as exit costs and termination benefits related to the outplacement of personnel. These costs consist of severance, benefits and related professional services. The Corporation also incurred fees totaling $2,887,000 for consulting services during the six months ended December 31, 2000. The consulting services are related to the identification and implementation of these key strategic initiatives.

 November 1999 Initiative

   On November 5, 1999, the Corporation announced an initiative to integrate the Corporation's new data processing system to support community-banking operations. Major aspects of the plan included 21 branches to be sold or closed, the elimination of 121 positions and the consolidation of the correspondent loan servicing operations. Implementation of this plan resulted in charges for exit costs and termination benefits totaling $3,941,000 that was recorded in fiscal year 2000. The plan eliminated 121 positions with personnel costs consisting of severance, benefits and related professional services totaling $1,564,000. The plan also included the consolidation of the correspondent loan servicing functions to Omaha, Nebraska from Wichita, Kansas and Denver, Colorado. The portion of the plan relating to eliminating positions and consolidating the loan servicing operations was completed by June 30, 2000. The 21 branches to be sold and closed were located in Iowa (15), Kansas (5) and Missouri (1). Direct and incremental costs associated with this part of the plan totaled $2,377,000. Six branches were sold or closed as of June 30, 2000. At June 30, 2000, the liability balance associated with these costs totaled $351,000.

   During the six months ended December 31, 2000, 14 branches were sold or closed with one remaining branch to be sold now part of the August 2000 branch divestitures. The Corporation realized net gains totaling $2,524,000 during the six months ended December 31, 2000, primarily from the branches sold. These gains were from premiums realized on the sales of deposits, loans and fixed assets and were recorded as a credit against the expense category "exit costs and termination benefits" during the six months ended December 31, 2000.

   Total exit costs and termination benefits for the six months ended December 31, 2000, and fiscal year 2000 are summarized in the following table:

                                                          Six Months    Year
                                                            Ended      Ended
                                                         December 31, June 30,
                                                             2000       2000
                                                         ------------ --------
Branch sales and closings...............................   $16,992    $ 2,377
Exiting leasing operations..............................     4,602        --
Management restructuring and personnel outplacement.....     2,119      1,564
Consulting services.....................................     2,887        --
Various other charges...................................     1,688        --
                                                           -------    -------
                                                            28,288      3,941
Less gains on sales of branches.........................    (2,524)       --
                                                           -------    -------
Total exit costs and termination benefits, before
 taxes..................................................    25,764      3,941
Income tax benefits, net................................    (4,653)    (1,037)
                                                           -------    -------
Total exit costs and termination benefits, after tax....   $21,111    $ 2,904
                                                           =======    =======

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

Note 24. Merger Expenses and Other Nonrecurring Charges

   During fiscal years 1999 and 1998 the Corporation incurred merger expenses and other nonrecurring charges totaling $30,043,000 and $29,729,000, respectively. The amounts for fiscal year 1999 were associated with the First Colorado acquisition and the termination of three employee stock ownership plans acquired in mergers. The amounts for fiscal year 1998 are due to the Liberty, Mid Continent and Perpetual acquisitions and the accelerated amortization of certain computer systems and software necessitated by Year 2000 compliance and the related planned systems conversions. The Corporation finalized its plans for systems conversions and Year 2000 compliance in fiscal year 1998 resulting in a reduction in the estimated useful lives of such computer systems and software.

   These merger expenses incurred in fiscal years 1999 and 1998 are detailed in the following table. Other nonrecurring items not classified in the merger expenses category of general and administrative expenses are noted parenthetically where such items were included in the Consolidated Statement of Operations.

                                                              Year Ended June
                                                                    30,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
Merger expenses:
  Termination of employee stock ownership plans.............. $13,954  $   --
  Transaction costs relating to the combinations.............   8,015    8,992
  Employee severance and other termination costs.............   1,449    6,555
  Costs to combine operations................................   6,499    2,487
                                                              -------  -------
                                                               29,917   18,034
                                                              -------  -------
Other nonrecurring items:
  Additional loan loss reserves--(provision for loan and
   lease losses).............................................   1,000    3,931
  Gain on sale of First Colorado branch--(other operating
   income)...................................................  (1,076)     --
  Reserves on leasing operations--(other operating income)...     --       597
  Accelerated amortization of computer systems and software--
   (data processing).........................................     --     4,314
  Conforming accounting practices of combining companies--
   (compensation and benefits)...............................     202      489
  Conforming accounting practices of combining companies--
   (other operating expenses)................................     --     2,364
                                                              -------  -------
                                                                  126   11,695
                                                              -------  -------
Total merger expenses and other nonrecurring items, before
 taxes.......................................................  30,043   29,729
Income tax benefit, net......................................  (2,954)  (8,291)
                                                              -------  -------
Total merger expenses and other nonrecurring items, after-
 taxes....................................................... $27,089  $21,438
                                                              =======  =======

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

Note 25. Financial Information (Parent Company Only)

                   CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                               June 30,
                                            December 31, ---------------------
                  ASSETS                        2000        2000       1999
                  ------                    ------------ ---------- ----------
Cash.......................................  $   36,026  $   44,374 $   10,412
Investment securities available for sale,
 at fair value.............................         302         562        --
Investment securities held to maturity
 (fair value of $8,614)....................         --        8,711        --
Other assets...............................       4,068       3,571      4,600
Equity in CFC Preferred Trust..............       1,424       1,392      1,392
Equity in Commercial Federal Bank..........     999,914   1,120,268  1,130,201
                                             ----------  ---------- ----------
    Total Assets...........................  $1,041,734  $1,178,878 $1,146,605
                                             ==========  ========== ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Liabilities:
  Other liabilities........................  $    8,165  $   19,258 $   10,830
  Term note................................      63,438      65,250     72,500
  Revolving line of credit.................      10,000      10,000        --
  Subordinated extendible notes............      50,000      50,000     50,000
  Junior subordinated deferrable interest
   debentures..............................      46,392      46,392     46,392
                                             ----------  ---------- ----------
    Total Liabilities......................     177,995     190,900    179,722
                                             ----------  ---------- ----------
Stockholders' Equity.......................     863,739     987,978    966,883
                                             ----------  ---------- ----------
    Total Liabilities and Stockholders'
     Equity................................  $1,041,734  $1,178,878 $1,146,605
                                             ==========  ========== ==========

                       CONDENSED STATEMENT OF OPERATIONS

                                      Six Months
                                        Ended        Year Ended June 30,
                                     December 31, ---------------------------
                                         2000       2000      1999     1998
                                     ------------ --------  --------  -------
Revenues:
  Dividend income from the Bank.....  $  57,000   $117,818  $ 67,904  $47,627
  Interest income...................        902        767     2,373    3,157
  Other income (loss)...............       (235)        54       362    1,711
Expenses:
  Interest expense..................     (7,620)   (14,526)  (13,175)  (9,329)
  Operating expenses................     (1,255)    (1,218)   (8,557)  (9,286)
                                      ---------   --------  --------  -------
Income before income taxes,
 extraordinary items and equity in
 undistributed earnings (losses) of
 subsidiaries.......................     48,792    102,895    48,907   33,880
Income tax benefit..................     (2,994)    (5,430)   (4,042)  (3,719)
                                      ---------   --------  --------  -------
Income before extraordinary items
 and equity in undistributed
 earnings (losses) of subsidiaries..     51,786    108,325    52,949   37,599
Cumulative effect of change in
 accounting principle, net..........        --         (12)      --       --
                                      ---------   --------  --------  -------
Income before equity in
 undistributed earnings (losses) of
 subsidiaries.......................     51,786    108,313    52,949   37,599
Equity in undistributed earnings
 (losses) of subsidiaries...........   (121,287)    (4,305)   39,443   49,814
                                      ---------   --------  --------  -------
    Net income (loss)...............  $ (69,501)  $104,008  $ 92,392  $87,413
                                      =========   ========  ========  =======

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                       CONDENSED STATEMENT OF CASH FLOWS

                                     Six Months
                                       Ended         Year Ended June 30,
                                    December 31, -----------------------------
                                        2000       2000      1999       1998
                                    ------------ --------  ---------  --------
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net income (loss).................    $(69,501)  $104,008  $  92,392  $ 87,413
Adjustments to reconcile net
 income (loss) to net cash
 provided by operating activities:
  Cumulative effect of change in
   accounting principle, net......         --          12        --        --
  Equity in undistributed losses
   (earnings) of subsidiaries.....     121,287      4,305    (39,443)  (49,814)
  Other items, net................     (11,177)     9,457     16,639       (31)
                                      --------   --------  ---------  --------
    Total adjustments.............     110,110     13,774    (22,804)  (49,845)
                                      --------   --------  ---------  --------
    Net cash provided by operating
     activities...................      40,609    117,782     69,588    37,568
                                      --------   --------  ---------  --------

CASH FLOWS FROM INVESTING
 ACTIVITIES
Proceeds from sales of investment
 securities available for sale....       8,122        --         --        --
Maturities and repayments of
 investment securities available
 for sale.........................         666        --         --        --
Purchase of investment securities
 held to maturity.................         --      (8,711)       --        --
Purchase of investment securities
 available for sale...............         --        (581)       --        --
Purchase of stock of and cash
 distributions into the Bank......         --         --         --       (426)
Payments for acquisitions.........         --         --    (179,556)      --
Other items, net..................         --          30      2,479    11,373
                                      --------   --------  ---------  --------
    Net cash provided (used) by
     investing activities.........       8,788     (9,262)  (177,077)   10,947
                                      --------   --------  ---------  --------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Proceeds from issuance of notes
 payable..........................         --      50,000     85,000       --
Payment of notes payable..........      (1,812)   (47,250)   (13,500)  (40,395)
Repurchases of common stock.......     (48,953)   (63,895)   (36,218)   (1,886)
Issuance of common stock..........         775      2,363     45,095     6,519
Proceeds from loan repayments from
 employee stock ownership plans...         --         --      11,058       --
Payment of cash dividends on
 common stock.....................      (7,755)   (15,776)   (13,539)  (16,147)
Other items, net..................         --         --         --        204
                                      --------   --------  ---------  --------
    Net cash (used) provided by
     financing activities.........     (57,745)   (74,558)    77,896   (51,705)
                                      --------   --------  ---------  --------

CASH AND CASH EQUIVALENTS
Increase (decrease) in net cash
 position.........................      (8,348)    33,962    (29,593)   (3,190)
Balance, beginning of year........      44,374     10,412     40,005    43,379
Adjustments to convert acquisition
 to fiscal year end...............         --         --         --       (184)
                                      --------   --------  ---------  --------
Balance, end of year..............    $ 36,026   $ 44,374  $  10,412  $ 40,005
                                      ========   ========  =========  ========


SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION
Cash paid (received) during the
 period for:
  Interest expense................    $  4,709   $ 16,611  $  10,722  $  9,651
  Income taxes, net...............     (12,791)    24,275     54,249    51,366
Non-cash investing and financing
 activities:
  Securities transferred from
   held-to-maturity to available
   for sale.......................       8,711        --         --        --
  Common stock issued in
   connection with the acquisition
   of business....................         --         --         --     32,267
  Common stock received in
   connection with employee
   benefit plans, net.............         --        (135)      (475)   (4,180)

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

Note 26. Segment Information

   The Corporation has identified two distinct lines of business operations for the purposes of management reporting: Community Banking and Mortgage Banking. These segments were determined based on the Corporation's financial accounting and reporting processes. Management makes operating decisions and assesses performance based on a continuous review of these two primary operations.

   The Community Banking segment involves a variety of traditional banking and financial services. These services include retail banking services, consumer checking and savings accounts, and loans for consumer, commercial real estate, residential mortgage and business purposes. Also included in this segment is insurance and securities brokerage services. The Community Banking services are offered through the Bank's branch network, ATMs, 24-hour telephone centers and the Internet. Community Banking is also responsible for the Corporation's investment and mortgage-backed securities portfolios and the corresponding management of deposits, advances from the FHLB and certain other borrowings.

   The Mortgage Banking segment involves the origination and purchase of residential mortgage loans, the sale of these mortgage loans in the secondary mortgage market, the servicing of mortgage loans and the purchase and origination of rights to service mortgage loans. Mortgage Banking operations are conducted through the Bank's branches, offices of a mortgage banking subsidiary and a nationwide correspondent network of mortgage loan originators. The Bank allocates expenses to the Mortgage Banking operation on terms that are not necessarily indicative of those which would be negotiated between unrelated parties. The Mortgage Banking segment also originates and sells loans to the Bank. Substantially all loans sold to the Bank from the Mortgage Banking operation are at net book value, resulting in no gains or losses. In fiscal year 1999 and previous years, these sales were primarily at par such that the Mortgage Banking operation recorded losses equal to the expenses it incurred net of fees collected. All of these losses were deferred by the Bank and amortized over the estimated life of the loans the Bank purchased.

   The parent company includes interest income earned on intercompany cash balances and intercompany transactions, interest expense on parent company debt and operating expenses for general corporate purposes.

   The contribution of the major business segments to the consolidated results for the periods indicated is summarized in the following tables:

                          Community   Mortgage    Parent    Eliminations/ Consolidated
                           Banking    Banking    Company     Adjustments     Total
                         -----------  --------  ----------  ------------- ------------
SIX MONTHS ENDED DECEMBER 31, 2000:
  Net interest income
   (expense)............ $   141,772  $  6,981  $   (6,718)  $    12,400  $   154,435
  Provision for loan
   losses...............     (27,447)     (407)        --            --       (27,854)
  Non-interest income
   (loss)...............     (46,196)   23,793     (64,522)       46,819      (40,106)
  Total other expense...     140,892    14,457       1,255           (62)     156,542
  Net income (loss)
   before income taxes
   and cumulative effect
   of change in
   accounting
   principle............     (72,763)   15,910     (72,495)       59,281      (70,067)
  Income tax provision
   (benefit)............     (22,435)    5,738      (2,994)          --       (19,691)
  Income (loss) before
   cumulative effect of
   change in accounting
   principle............     (50,328)   10,172     (69,501)       59,281      (50,376)
  Cumulative effect of
   change in
   accounting principle,
   net..................     (18,483)     (642)        --            --       (19,125)
  Net income (loss).....     (68,811)    9,530     (69,501)       59,281      (69,501)
  Total revenue.........     435,750    30,774     (63,620)       55,722      458,626
  Intersegment revenue..      12,125     9,574     (63,579)
  Depreciation and
   amortization.........       9,556       403           9           --         9,968
  Total assets..........  12,822,566   368,190   1,041,734    (1,692,186)  12,540,304

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                          Community   Mortgage    Parent    Eliminations/ Consolidated
                           Banking    Banking    Company     Adjustments     Total
                         -----------  --------  ----------  ------------- ------------
FISCAL 2000:
  Net interest income
   (expense)............ $   310,923  $ 21,495  $  (13,759)  $    23,482  $   342,141
  Provision for loan
   losses...............     (12,993)     (767)        --            --       (13,760)
  Non-interest income...     110,770    58,237     113,567      (180,735)     101,839
  Total other expense...     242,653    34,319       1,218        (9,023)     269,167
  Net income before
   income taxes
   and cumulative effect
   of change in
   accounting
   principle............     166,047    44,646      98,590      (148,230)     161,053
  Income tax provision
   (benefit)............      46,711    13,988      (5,430)          --        55,269
  Income before
   cumulative effect of
   change in accounting
   principle............     119,336    30,658     104,020      (148,230)     105,784
  Cumulative effect of
   change in accounting
   principle, net.......      (1,759)       (5)        (12)          --        (1,776)
  Net income............     117,577    30,653     104,008      (148,230)     104,008

  Total revenue.........   1,000,338    79,750     114,334      (164,893)   1,029,529
  Intersegment revenue..      42,582    11,083     114,246
  Depreciation and
   amortization.........      19,160     1,243          11           --        20,414
  Total assets..........  13,922,296   324,987   1,178,878    (1,633,123)  13,793,038
FISCAL 1999:
  Net interest income
   (expense)............ $   312,502  $ 11,075  $  (10,802)  $    19,558  $   332,333
  Provision for loan
   losses...............     (11,980)     (420)        --            --       (12,400)
  Non-interest income...      95,020    41,015     107,709      (153,729)      90,015
  Total other expense...     224,578    21,549       8,557          (388)     254,296
  Net income before
   income taxes.........     170,964    30,121      88,350      (133,783)     155,652
  Income tax provision
   (benefit)............      57,474     9,828      (4,042)          --        63,260
  Net income............     113,490    20,293      92,392      (133,783)      92,392

  Total revenue.........     909,055    52,708     110,082      (142,476)     929,369
  Intersegment revenue..      33,764     6,952     109,034
  Depreciation and
   amortization.........      16,382     1,760          30           --        18,172
  Total assets..........  12,909,398   282,374   1,146,605    (1,562,915)  12,775,462
FISCAL 1998:
  Net interest income
   (expense)............ $   255,535  $ 13,778  $   (6,172)  $    17,158  $   280,299
  Provision for loan
   losses...............     (13,433)     (420)        --            --       (13,853)
  Non-interest income...      93,453    38,349      99,152      (143,694)      87,260
  Total other expense...     187,926    19,593       9,286        (2,868)     213,937
  Net income before
   income taxes.........     147,629    32,114      83,694      (123,668)     139,769
  Income tax provision
   (benefit)............      45,214    10,862      (3,719)           (1)      52,356
  Net income............     102,415    21,252      87,413      (123,667)      87,413

  Total revenue.........     820,667    62,178     102,309      (140,206)     844,948
  Intersegment revenue..      19,769    18,271     100,505
  Depreciation and
   amortization.........      11,628     1,497          10           --        13,135
  Total assets..........  10,550,020   440,052     964,319    (1,555,162)  10,399,229

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

Note 27. Quarterly Financial Data (Unaudited)

   The following summarizes the unaudited quarterly results of operations for the six months ended December 31, 2000, and for the last three fiscal years ended June 30:

                                                            Quarter Ended
                                                       ------------------------
                                                       December 31 September 30
                                                       ----------- ------------
SIX MONTHS ENDED DECEMBER 31, 2000:
Total interest income.................................  $247,017     $251,715
Net interest income...................................    73,882       80,553
Provision for loan losses.............................   (15,206)     (12,648)
Loss on sales of securities and loans, net............   (84,208)      (3,277)
Cumulative effect of change in accounting principle,
 net..................................................       --       (19,125)
Net loss..............................................   (47,675)     (21,826)
Loss per basic and diluted common share:
  Loss before cumulative effect of change in
   accounting principle...............................      (.88)        (.04)
  Cumulative effect of change in accounting principle,
   net................................................       --          (.35)
  Net loss............................................      (.88)        (.39)
Dividends declared per share..........................       .07          .07

                                                  Quarter Ended
                                    --------------------------------------------
                                    June 30   March 31  December 31 September 30
                                    --------  --------  ----------- ------------
FISCAL 2000:
Total interest income.............  $239,280  $232,529   $232,344     $223,537
Net interest income...............    83,125    85,071     86,338       87,607
Provision for loan and lease
 losses...........................    (3,300)   (3,700)    (3,460)      (3,300)
Gain (loss) on sales of securities
 and loans, net...................      (112)     (239)       363         (122)
Cumulative effect of change in
 accounting principle, net........       --        --         --        (1,776)
Net income........................    24,321    26,490     28,759       24,438
Earnings per basic and diluted
 common share:
  Income before cumulative effect
   of change in accounting
   principle......................       .43       .46        .49          .44
  Cumulative effect of change in
   accounting principle, net......       --        --         --          (.03)
  Net income......................       .43       .46        .49          .41
Dividends declared per share......       .07       .07        .07         .065

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                                                 Quarter Ended
                                   --------------------------------------------
                                   June 30   March 31  December 31 September 30
                                   --------  --------  ----------- ------------
FISCAL 1999:
Total interest income............  $220,706  $216,072   $203,715     $198,861
Net interest income..............    88,856    87,442     81,415       74,620
Provision for loan and lease
 losses..........................    (2,800)   (2,800)    (3,000)      (3,800)
Gain on sales of securities and
 loans, net......................        30       883      3,293        3,593
Net income.......................    29,874    16,169     31,226       15,123
Earnings per common share:
  Basic..........................       .49       .27        .53          .26
  Diluted........................       .49       .27        .52          .25
Dividends declared per share.....      .065      .065       .065         .055

FISCAL 1998:
Total interest income............  $190,317  $189,573   $189,974     $187,824
Net interest income..............    72,575    71,463     68,618       67,643
Provision for loan and lease
 losses..........................    (3,389)   (2,817)    (5,959)      (1,688)
Gain on sales of securities,
 loans and loan servicing rights,
 net.............................     2,717       830      2,733          957
Net income.......................    22,375    13,628     25,455       25,955
Earnings per common share:
  Basic..........................       .39       .24        .46          .47
  Diluted........................       .38       .23        .45          .46
Dividends declared per share.....      .055      .055       .055         .047

Note 28. Fair Value of Financial Instruments

   Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Corporation disclose estimated fair value amounts of its financial instruments. It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Corporation as of December 31, 2000, and June 30, 2000 and 1999, as more fully described in the following discussion. It should be noted that the operations of the Corporation are managed from a going concern basis and not a liquidation basis. As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. The valuation does not consider the intangible franchise value of the institution, which management believes to be substantial.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

   The following presents the carrying value and fair value of the specified assets and liabilities held by the Corporation as of the dates indicated. This information is presented solely for compliance with SFAS No. 107 and is subject to change over time based on a variety of factors.

                            December 31, 2000        June 30, 2000           June 30, 1999
                          --------------------- -----------------------  ---------------------
                           Carrying              Carrying                 Carrying
                            Value    Fair Value    Value    Fair Value     Value    Fair Value
                          ---------- ---------- ----------- -----------  ---------- ----------
FINANCIAL ASSETS
Cash (including short-
 term investments)......  $  192,358 $  192,358 $   199,566 $   199,566  $  353,275 $  353,275
Investment securities...     771,137    771,137     993,167     928,264     946,571    930,616
Mortgage-backed
 securities.............   1,514,510  1,514,510   1,220,138   1,197,851   1,282,545  1,269,195
Loans receivable, net ..   8,893,374  8,927,404  10,407,692  10,190,988   9,326,393  9,533,833
Federal Home Loan Bank
 stock..................     251,537    251,537     255,756     255,756     194,129    194,129
Other assets--
  Conforming loan
   commitments..........         354        354         n/a         n/a         n/a        n/a
  Interest rate floor
   agreements...........       1,809      1,809         n/a         n/a         n/a        n/a
-----------------------------------------------------------------------------------------------
FINANCIAL LIABILITIES
Deposits:
  Passbook accounts.....   1,861,074  1,861,074   1,575,380   1,575,380   1,137,282  1,137,282
  NOW checking
   accounts.............   1,065,970  1,065,970   1,028,640   1,028,640   1,036,921  1,036,921
  Market rate savings
   accounts.............     382,344    382,344     531,317     531,317     909,233    909,233
  Certificates of
   deposit..............   4,385,098  4,368,094   4,195,163   4,149,657   4,571,979  4,556,506
                          ---------- ---------- ----------- -----------  ---------- ----------
    Total deposits......   7,694,486  7,677,482   7,330,500   7,284,994   7,655,415  7,639,942
Advances from Federal
 Home Loan Bank.........   3,565,465  3,574,225   5,049,582   4,999,942   3,632,241  3,591,178
Other borrowings........     175,343    169,522     206,026     197,693     353,897    353,542
Other liabilities--
  Forward loan sales
   commitments..........       2,085      2,085         n/a         n/a         n/a        n/a
  Interest rate swap
   agreements...........      37,252     37,252         n/a         n/a         n/a        n/a
-----------------------------------------------------------------------------------------------
OFF-BALANCE SHEET
 FINANCIAL INSTRUMENTS
Interest rate swap and
 floor agreements.......         n/a        n/a         417       8,788         498     (2,052)
Forward loan sales
 commitments............         n/a        n/a         --       (1,420)        --        (535)
Conforming loan
 commitments............         n/a        n/a         --          733         --        (420)

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

   The following sets forth the methods and assumptions used in determining the fair value estimates for the Corporation's financial instruments at December 31, 2000, and June 30, 2000 and 1999.

 Cash And Short-term Investments

   The book value of cash and short-term investments is assumed to approximate the fair value of these assets.

 Investment Securities

   Quoted market prices or dealer quotes were used to determine the fair value of investment securities available for sale and held to maturity. At December 31, 2000, all investment securities were classified as available for sale.

 Mortgage-Backed Securities

   For mortgage-backed securities available for sale and held to maturity the Corporation utilized quotes for similar or identical securities in an actively traded market, where such a market exists, or obtained quotes from independent security brokers to determine the fair value of these assets. At December 31, 2000, all mortgage-backed securities were classified as available for sale.

 Loans Receivable, Net

   The fair value of loans receivable was estimated by discounting anticipated future cash flows using the current market rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities. When using the discounting method to determine fair value, loans were gathered by homogeneous groups with similar terms and conditions and discounted at derived current market rates or rates at which similar loans would be made to borrowers as of December 31, 2000, and June 30, 2000 and 1999. The fair value of loans held for sale was determined based on quoted market prices for the intended delivery vehicle of those loans, generally agency mortgage-backed securities. In addition, when computing the estimated fair value for all loans, allowances for loan losses were subtracted from the calculated fair value for consideration of potential credit issues.

 Federal Home Loan Bank Stock

   The fair value of such stock approximates book value since the Corporation is able to redeem this stock with the Federal Home Loan Bank at par value.

 Deposits

   The fair value of savings deposits were determined as follows: (i) for passbook accounts, NOW checking accounts and market rate savings accounts, fair value is determined to approximate the carrying value (the amount payable on demand) since such deposits are primarily withdrawable immediately; (ii) for certificates of deposit, the fair value has been estimated by discounting expected future cash flows by derived current market rates offered on certificates of deposit with similar remaining maturities as of December 31, 2000, and June 30, 2000 and 1999. In accordance with the provisions of this statement, no value has been assigned to the Corporation's long-term relationships with its deposit customers (core value of deposits intangible) since such intangible is not a financial instrument as defined under this statement.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

 Advances From Federal Home Loan Bank

   The fair value of these advances was estimated by discounting the expected future cash flows using current interest rates as of December 31, 2000, and June 30, 2000 and 1999, for advances with similar terms and remaining maturities

 Other Borrowings

   Included in other borrowings at December 31, 2000, and June 30, 2000 and 1999, are subordinated extendible notes and guaranteed preferred beneficial interests in the Corporation's junior subordinated debentures with carrying values of $50,000,000 and $45,000,000, respectively, with the fair value of such borrowings based on quoted market prices or dealer quotes. The fair value of other borrowings, excluding the aforementioned borrowings, was estimated by discounting the expected future cash flows using derived interest rates approximating market as of December 31, 2000, and June 30, 2000 and 1999, over the contractual maturity of such other borrowings.

 Derivative Financial Instruments

   The fair value of the interest rate swap and floor agreements, obtained from market quotes from independent security brokers, is the estimated amount that would be paid to terminate the swap agreements and the estimated amount that would be received to terminate the floor agreements.

   The fair value of commitments to originate, purchase, and sell residential mortgage loans was determined based on quoted market prices for forward purchases and sales of such product. The fair value of commitments to originate other loans was estimated by discounting anticipated future cash flows using the current market rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities as of December 31, 2000, and June 30, 2000 and 1999.

 Limitations

   It must be noted that fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments without attempting to estimate the value of anticipated future business, customer relationships and the value of assets and liabilities that are not considered financial instruments. These estimates do not reflect any premium or discount that could result from offering the Corporation's entire holdings of a particular financial instrument for sale at one time. Furthermore, since no market exists for certain of the Corporation's financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with a high level of precision. Changes in assumptions as well as tax considerations could significantly affect the estimates. Accordingly, based on the limitations described above, the aggregate fair value estimates as of December 31, 2000, and June 30, 2000 and 1999, are not intended to represent the underlying value of the Corporation, on either a going concern or a liquidation basis.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

Note 29. Current Accounting Pronouncements

   On September 29, 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140") which replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125. In recent years, transfers of financial assets in which the transferor has some continuing involvement with the transferred assets or with the transferee have grown in volume, variety and complexity. The transfers raise the issues of whether transferred financial assets should be considered to be sold and a related gain or loss recorded, whether the assets should be considered to be collateral for borrowings, or whether the transfer should be accounted for at all. SFAS No. 125 addressed those issues, but further issues arose in implementation. SFAS No. 140 resolves those implementation issues. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over the assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The transferor has surrendered control over transferred assets if and only if all of certain specified conditions are met.

   SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is to be applied prospectively with certain exceptions and with earlier or retroactive application not permitted. Management of the Corporation has not determined the effect, if any, that the adoption of the accounting provisions of this statement will have on the Corporation's financial position, liquidity or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF COMMERCIAL FEDERAL CORPORATION

   The information under the section captioned "Proposal I--Election of Directors" in the Corporation's proxy statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement") contains information concerning the Board of Directors of the Corporation and is incorporated herein by reference.

   The executive officers of the Corporation or the Bank as of December 31, 2000, are as follows:

                                 Age at
     Name                   December 31, 2000      Current Position(s) as of December 31, 2000
     ----                   -----------------      -------------------------------------------
   William A. Fitzgerald...         63        Chairman of the Board and Chief Executive Officer
   David S. Fisher.........         44        Chief Financial Officer and Executive Vice President
   Peter J. Purcell........         41        Chief Information Officer and Executive Vice President

   The principal occupation of each executive officer for the last five years is set forth below:

   William A. Fitzgerald--Chairman of the Board and Chief Executive Officer of the Corporation and the Bank. Mr. Fitzgerald joined Commercial Federal in 1955. He was named Vice President in 1968, Executive Vice President in 1973, President in 1974, Chief Executive Officer in 1983 and Chairman of the Board in 1994. Mr. Fitzgerald is well known in the banking community for his participation in numerous industry organizations, the Board of Creighton University, the Board of the Omaha Symphony, member of STRATCOM Consultation Committee, the Board of America's Community Bankers and the Board of Governors of the Knights of Ak-Sar-Ben.

   David S. Fisher--Chief Financial Officer and Executive Vice President of the Corporation and the Bank. Mr. Fisher joined the Bank on June 23, 2000. Mr. Fisher served as Senior Vice President and Treasurer of Associated Banc-Corp from May 1998 to May 2000 and was responsible for financial analysis and planning, investments, funding, asset/liability management, treasury and investment accounting functions. Previously, Mr. Fisher was Senior Vice President and director of funds management and bank investments at First of America Bank Corporation from 1988 to 1998.

   Peter J. Purcell--Chief Information Officer and Executive Vice President of the Bank. Mr. Purcell joined the Bank on December 11, 2000. Mr. Purcell has 25 years experience in technology, technology management, and retail banking. Prior to joining the Corporation, Mr. Purcell was a Vice President at NCR from April 1998 to May 2000. Mr. Purcell was hired by NCR to build an industry marketing function for NCR's Americas Financial Solution Group. He was subsequently responsible for heading an international staff managing technology solutions related to ATM switching, credit and debit card issuing, and merchant acquiring. Before joining NCR, Mr. Purcell was President and Chief Executive Officer of the Retail Delivery and Card Services Division of First of America Bank Corporation. Mr. Purcell managed the company's credit card operations and its merchant acquiring and debit card business. He was with First of America for 11 years in various technology management and retail banking management roles. Prior to First of America, Mr. Purcell held technology management roles at Union Trust Bank of Baltimore and the Kirchman Corporation. Mr. Purcell started his career in technology at the Federal Reserve Bank of Boston in March 1976.

ITEM 11. EXECUTIVE COMPENSATION

   The information under the section captioned "Proposal I--Election of Directors--Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information concerning beneficial owners of more than 5.0% of the Corporation's common stock and security ownership of the Corporation's management is included under the section captioned "Principal Stockholders" and "Proposal I--Election of Directors" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated herein by reference under the section captioned "Proposal I--Election of Directors" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) The following documents are filed as part of this Report:

  (1) Consolidated Financial Statements

    a  Independent Auditors' Report

    b Consolidated Statement of Financial Condition at December 31, 2000, and June 30, 2000 and 1999

    c Consolidated Statement of Operations for the Six Months Ended December 31, 2000, and the Years Ended June 30, 2000, 1999 and 1998

    d Consolidated Statement of Comprehensive Income (Loss) for the Six Months Ended December 31, 2000, and the Years Ended June 30, 2000, 1999 and 1998

    e Consolidated Statement of Stockholders' Equity for the Six Months Ended December 31, 2000, and the Years Ended June 30, 2000, 1999 and 1998

    f Consolidated Statement of Cash Flows for the Six Months Ended December 31, 2000, and the Years Ended June 30, 2000, 1999 and 1998

    g  Notes to Consolidated Financial Statements

  (2)  Financial Statement Schedules:

       All financial statement schedules have been omitted as the required information is not applicable, not required or is included in the consolidated financial statements or related notes included in Item 8 of this Report.

  (3)  Exhibits:

       See "Index to Exhibits" of this Report.

(B) Reports on Form 8-K:

    On October 19, 2000, the Corporation filed a Form 8-K on October 12, 2000, to announce the branch divestiture where 37 branches are scheduled to be sold and 12 branches scheduled to be consolidated.

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

                                          Commercial Federal Corporation

                                                 /s/ William A. Fitzgerald
                                          By: _________________________________
                                                   William A. Fitzgerald
                                               Chairman of the Board andChief
                                                     Executive Officer

   Date: March 26, 2001
   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

/s/ William A. Fitzgerald              Principal Executive          March 26, 2001
______________________________________  Officer
William A. Fitzgerald
Chairman of the Board and
Chief Executive Officer

/s/ David S. Fisher                    Principal Financial          March 26, 2001
______________________________________  Officer
David S. Fisher
Executive Vice President
and Chief Financial Officer

/s/ Gary L. Matter                     Principal Accounting         March 26, 2001
______________________________________  Officer
Gary L. Matter
Senior Vice President,
Controller and Secretary

/s/ Talton K. Anderson                 Director                     March 26, 2001
______________________________________
Talton K. Anderson

/s/ Michael P. Glinsky                 Director                     March 26, 2001
______________________________________
Michael P. Glinsky

/s/ Robert F. Krohn                    Director                     March 26, 2001
______________________________________
Robert F. Krohn

/s/ Carl G. Mammel                     Director                     March 26, 2001
______________________________________
Carl G. Mammel

/s/ James P. O'Donnell                 Director                     March 26, 2001
______________________________________
James P. O'Donnell

/s/ Robert D. Taylor                   Director                     March 26, 2001
______________________________________
Robert D. Taylor


              Signature                          Title                   Date
              ---------                          -----                   ----

/s/ Aldo J. Tesi                       Director                     March 26, 2001
______________________________________
Aldo J. Tesi

/s/ Joseph J. Whiteside                Director                     March 26, 2001
______________________________________
Joseph J. Whiteside

/s/ George R. Zoffinger                Director                     March 26, 2001
______________________________________
George R. Zoffinger

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

  10.4 Form of Change in Control Executive Severance Agreements entered into with Executive Vice Presidents, Senior Vice Presidents and First Vice
         Presidents (incorporated by reference to the Registrant's Form S-4
         Registration Statement No. 33-60589)

  10.5   Commercial Federal Corporation Incentive Plan Effective July 1, 1994
         (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1994--File No. 0-13082)

  10.6   Commercial Federal Corporation Deferred Compensation Plan Effective
         July 1, 1994 (incorporated by reference to the Registrant's Form 10-K
         Annual Report for the Fiscal Year Ended June 30, 1994--File No. 0-
         13082)

  10.7   Commercial Federal Corporation 1984 Stock Option and Incentive Plan,
         as Amended and Restated Effective August 1, 1992 (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-
         60448)

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

  10.10  Commercial Federal Corporation 1996 Stock Option and Incentive Plan as
         Amended (incorporated by reference to the Registrant's Form S-8
         Registration Statement Nos. 333-20739 and 333-58607)

  10.11  Railroad Financial Corporation 1994 Stock Option and Incentive Plan,
         Railroad Financial Corporation 1991 Directors' Stock Option Plan and
         Railroad Financial Corporation 1986 Stock Option and Incentive Plan, as Amended February 22, 1991 (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-63221 and Post-
         Effective Amendment No. 1 to Registration Statement No. 33-01333 and
         No. 33-10396)

 Exhibit
 Number  Identity of Exhibits
 ------- --------------------
  10.12  Railroad Financial Corporation 1994 Stock Option and Incentive Plan
         (incorporated by reference to the Registrant's Form S-8 Registration
         Statement No. 33-63629)

  10.13 Mid Continent Bancshares, Inc. 1994 Stock Option Plan (incorporated by reference to the Registrant's Post-Effective Amendment No. 1 to Form
         S-4 under cover of Form S-8--File No. 333-42817)

  10.14  Perpetual Midwest Financial, Inc. 1993 Stock Option and Incentive Plan
         (incorporated by reference to the Registrant's Post-Effective
         Amendment No. 1 to Form S-4 under cover of Form S-8--File No. 333-
         45613)

  10.15  First Colorado Bancorp, Inc. 1992 Stock Option Plan and First Colorado
         Bancorp, Inc. 1996 Stock Option Plan (incorporated by reference to the
         Registrant's Post-Effective Amendment No. 1 to Form S-4 under cover of
         Form S-8--File No. 333-49967)

  10.15  Commercial Federal 401(k) Plan for Acquired Companies (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 333-
         91065)

  10.16 Change of Control Executive Severance Agreement with David S. Fisher dated June 23, 2000 (incorporated by reference to the Registrant's
         Form 10-K Annual Report for the Fiscal Year Ended June 30, 2000--File
         No. 1-11515)

  10.17  Separation, Waiver and Release Agreement with James A. Laphen dated
         June 8, 2000 (incorporated by reference to the Registrant's Form 10-K
         Annual Report for the Fiscal Year Ended June 30, 2000--File No. 1-
         11515)

  10.18  Retirement, Waiver and Release Agreement with Gary D. White dated
         August 24, 2000 (incorporated by reference to the Registrant's Form
         10-K Annual Report for the Fiscal Year Ended June 30, 2000--File No.
         1-11515)

     21  Subsidiaries of the Corporation (filed herewith)

     23  Consent of Independent Auditors (filed herewith)