Form 10-Q
period 2001-03-31
COMMERCIAL FEDERAL CORP
filed 2001-05-15
CIK 744778

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended   March 31, 2001
                                                 --------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number 1-11515
                       -------

                        COMMERCIAL FEDERAL CORPORATION
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Nebraska                               47-0658852
-------------------------------------------         ----------------------
(State or other jurisdiction of                       (I. R. S. Employer
 incorporation or organization)                      Identification Number)

  2120 South 72nd Street, Omaha, Nebraska                     68124
-------------------------------------------         ----------------------
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

YES   [X]    NO   [_]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Title of Each Class                         Outstanding at May 7, 2001
-------------------------------------------           -------------------------
Common Stock, Par Value $.01 Per Share                        51,344,822

                        COMMERCIAL FEDERAL CORPORATION
                         -------------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

------------------------------------------------------------------------------------------------------------


Part I.     Financial Information                                                               Page Number
           ----------------------                                                              -------------

           Item 1.      Financial Statements:

                        Consolidated Statement of Financial Condition as of
                        March 31, 2001 and December 31, 2000                                               3

                        Consolidated Statement of Operations for the Three
                        Months Ended March 31, 2001 and 2000                                             4-5

                        Consolidated Statement of Comprehensive Income for the
                        Three Months Ended March 31, 2001 and 2000                                         6

                        Consolidated Statement of Cash Flows for the
                        Three Months Ended March 31, 2001 and 2000                                       7-8

                        Notes to Consolidated Financial Statements                                      9-15

           Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                            16-25

           Item 3.      Quantitative and Qualitative Disclosures About Market Risk                        24

Part II.   Other Information
           -----------------

           Item 4.      Submission of Matters to a Vote of Security Holders                               25


           Item 5.      Other Information                                                                 25

           Item 6.      Exhibits and Reports on Form 8-K                                                  25


Signature Page                                                                                            26

------------------------------------------------------------------------------------------------------------


                         COMMERCIAL FEDERAL CORPORATION
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------
                         Item 1.  Financial Statements
                         -----------------------------


---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                              March 31,          December 31,
ASSETS                                                                                2001               2000
---------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)          (Audited)
Cash (including short-term investments of $1,183 and $1,283)                           $   176,300        $   192,358
Investment securities available for sale, at fair value                                    821,100            771,137
Mortgage-backed securities available for sale, at fair value                             1,555,117          1,514,510
Loans and leases held for sale, net                                                        470,901            242,200
Loans receivable, net of allowances of  $83,594 and $82,263                              8,540,727          8,651,174
Federal Home Loan Bank stock                                                               197,302            251,537
Real estate, net                                                                            58,580             38,331
Premises and equipment, net                                                                164,231            167,210
Bank owned life insurance                                                                  204,133            200,713
Other assets                                                                               351,410            303,707
Intangible assets, net of accumulated amortization of $74,544 and $70,502                  203,260            207,427
---------------------------------------------------------------------------------------------------------------------

      Total Assets                                                                     $12,743,061        $12,540,304
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------

Liabilities:
   Deposits                                                                            $ 7,641,095        $ 7,694,486
   Advances from Federal Home Loan Bank                                                  3,718,940          3,565,465
   Other borrowings                                                                        273,560            175,343
   Other liabilities                                                                       273,652            241,271
---------------------------------------------------------------------------------------------------------------------

      Total Liabilities                                                                 11,907,247         11,676,565
=====================================================================================================================

Commitments and Contingencies                                                                   --                 --
---------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued                   --                 --
   Common stock, $.01 par value; 120,000,000 shares authorized;
      51,717,381 and 53,208,628 shares issued and outstanding                                  517                532
   Additional paid-in capital                                                              222,576            255,870
   Retained earnings                                                                       641,274            622,659
   Accumulated other comprehensive loss, net                                               (28,553)           (15,322)
---------------------------------------------------------------------------------------------------------------------

      Total Stockholders' Equity                                                           835,814            863,739
---------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                       $12,743,061        $12,540,304
---------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

--------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                    Three Months Ended
                                                                               March 31,
                                                                      ----------------------------
                                                                         2001             2000
--------------------------------------------------------------------------------------------------

Interest Income:
   Loans receivable                                                    $180,699           $190,203
   Mortgage-backed securities                                            26,242             20,986
   Investment securities                                                 17,137             21,340
--------------------------------------------------------------------------------------------------
     Total interest income                                              224,078            232,529

Interest Expense:
   Deposits                                                              92,584             81,408
   Advances from Federal Home Loan Bank                                  55,977             62,179
   Other borrowings                                                       3,688              3,871
--------------------------------------------------------------------------------------------------
     Total interest expense                                             152,249            147,458

Net Interest Income                                                      71,829             85,071
Provision for Loan Losses                                                (4,443)            (3,700)
--------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                      67,386             81,371

Other Income (Loss):
   Retail fees and charges                                               12,063             10,358
   Loan servicing fees, net                                               1,068              6,665
   Gain on sales of securities and changes in fair value
     of derivatives, net                                                  9,058                 --
   Loss on sales of loans                                                (2,469)              (239)
   Real estate operations                                                  (515)              (151)
   Other operating income                                                11,505              6,421
--------------------------------------------------------------------------------------------------
Total other income                                                       30,710             23,054

Other Expense:
  General and administrative expenses -
    Compensation and benefits                                            26,505             27,345
    Occupancy and equipment                                               9,842              9,560
    Data processing                                                       4,605              4,756
    Advertising                                                           2,516              3,845
    Communication                                                         3,295              3,670
    Item processing                                                       3,954              4,020
    Outside services                                                      3,248              2,016
    Other operating expenses                                              5,924              4,916
    Exit costs and termination benefits                                   1,955                 --
--------------------------------------------------------------------------------------------------
     Total general and administrative expenses                           61,844             60,128
  Amortization of core value of deposits                                  1,943              1,301
  Amortization of goodwill                                                2,120              2,355
--------------------------------------------------------------------------------------------------
     Total other expense                                                 65,907             63,784
--------------------------------------------------------------------------------------------------
Income Before Income Taxes                                               32,189             40,641
Provision for Income Taxes                                                9,955             14,151
--------------------------------------------------------------------------------------------------
Net Income                                                             $ 22,234           $ 26,490
--------------------------------------------------------------------------------------------------

                        COMMERCIAL FEDERAL CORPORATION
               CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended
                                                                                         March 31,
                                                                            ---------------------------------
                                                                                2001                  2000
-------------------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares
     Outstanding Used in Basic Earnings Per Share Calculation                52,495,634            57,469,848
Assumed Exercise of Outstanding Stock Options
     as Adjustments for Dilutive Securities                                     437,137               113,432
-------------------------------------------------------------------------------------------------------------

Weighted Average Number of Common Shares
     Outstanding Used in Diluted Earnings Per Share Calculation              52,932,771            57,583,280
-------------------------------------------------------------------------------------------------------------

Basic Earnings Per Common Share:
      Net income                                                            $       .42           $       .46
                                                                            ===========           ===========
-------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Common Share:
      Net income                                                            $       .42           $       .46
                                                                            ===========           ===========
-------------------------------------------------------------------------------------------------------------

Dividends Declared Per Common Share                                         $       .07           $       .07
-------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)


------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                               Three Months Ended
                                                                                          March 31,
                                                                              ------------------------------
                                                                                 2001                 2000
------------------------------------------------------------------------------------------------------------
Net Income                                                                    $ 22,234               $26,490

Other Comprehensive Income (Loss):
  Unrealized holding gains (losses) on securities available for sale            25,235                (1,157)
  Fair value adjustment on interest rate swap agreements                       (32,097)                   --
  Fair value change in interest only strips                                     (1,158)                  775
  Reclassification of net losses (gains) included
    in net income pertaining to:
     Securities sold                                                            (8,091)                   --
     Amortization of interest only strips                                          253                   206
     Amortization of fair value adjustments of interest rate swap agreements       509                    --
------------------------------------------------------------------------------------------------------------

Other Comprehensive Loss Before Income Taxes                                   (15,349)                 (176)
Income Tax Benefit                                                              (2,118)                 (422)
------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                              (13,231)                  246
------------------------------------------------------------------------------------------------------------

Comprehensive Income                                                          $  9,003               $26,736
------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


-----------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                    Three Months Ended
                                                                                               March 31,
                                                                                     ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                    2001               2000
-----------------------------------------------------------------------------------------------------------------
Net income                                                                           $  22,234          $  26,490
Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
       Amortization of intangible assets                                                 4,063              3,656
       Provision for losses on loans and real estate                                     4,443              3,688
       Depreciation and amortization                                                     4,827              5,063
       Amortization of deferred discounts and fees, net                                    871              1,161
       Amortization of mortgage servicing rights                                         3,566              1,683
       Valuation adjustment of mortgage servicing rights                                 5,484                 --
       Loss on sales of real estate and loans, net                                       2,202                239
       Gain on sales of securities                                                      (8,091)                --
       Proceeds from sales of loans                                                    577,758            235,327
       Origination of loans for resale                                                (228,525)           (55,607)
       Purchases of loans for resale                                                  (586,476)          (139,488)
       Increase in bank owned life insurance                                            (3,420)                --
       Decrease (increase) in interest receivable                                       10,208             (5,450)
       Increase (decrease) in interest payable and other liabilities                    (2,176)            21,241
       Other items, net                                                                (32,272)            43,327
                                                                                     ---------          ---------
           Total adjustments                                                          (247,538)           114,840
                                                                                     ---------          ---------
                Net cash provided (used) by operating activities                      (225,304)           141,330
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
-----------------------------------------------------------------------------------------------------------------

Purchases of loans                                                                     (51,773)          (161,404)
Repayment of loans, net of originations                                                 98,309             52,092
Proceeds from sales of mortgage-backed securities available for sale                    24,525                 --
Principal repayments of mortgage-backed securities available for sale                   92,015             12,801
Purchases of mortgage-backed securities available for sale                            (130,515)                --
Principal repayments of mortgage-backed securities held to maturity                         --             36,967
Purchases of mortgage-backed securities held to maturity                                    --             (1,919)
Maturities and principal repayments of investment securities available for sale         21,523                686
Proceeds from sales of investment securities available for sale                        196,954                 --
Purchases of investment securities available for sale                                 (258,161)                --
Maturities and repayments of investment securities held to maturity                         --              4,070
Purchases of investment securities held to maturity                                         --             (1,500)
Purchases of mortgage loan servicing rights                                             (5,001)            (2,437)
Purchases of Federal Home Loan Bank stock                                               (7,125)                --
Proceeds from sales of Federal Home Loan Bank stock                                     61,360              1,334
Proceeds from sales of real estate                                                       6,212              6,404
Payments to acquire real estate                                                            (33)              (105)
Purchases of premises and equipment, net                                                (1,848)            (3,195)
Other items, net                                                                         2,165             (7,948)
                                                                                     ---------          ---------
                Net cash provided (used) by investing activities                        48,607            (64,154)
-----------------------------------------------------------------------------------------------------------------

                        COMMERCIAL FEDERAL CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                  (Unaudited)




-----------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                    Three Months Ended
                                                                                               March 31,
                                                                                     ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                                    2001               2000
-----------------------------------------------------------------------------------------------------------------
Decrease in deposits                                                                $ (53,391)          $ (12,218)
Proceeds from Federal Home Loan Bank advances                                         527,500             462,900
Repayments of Federal Home Loan Bank advances                                        (374,025)           (526,175)
Proceeds from securities sold under agreements to repurchase                          102,752               3,527
Repayments of securities sold under agreements to repurchase                           (2,722)                 --
Repayments of other borrowings                                                         (1,813)             (1,813)
Payments of cash dividends on common stock                                             (3,729)             (4,078)
Repurchases of common stock                                                           (35,383)            (20,283)
Issuance of common stock                                                                1,450                 459
Other items, net                                                                            -                 (38)
                                                                                    ---------           ---------
             Net cash provided (used) by financing activities                         160,639             (97,719)
-----------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
-----------------------------------------------------------------------------------------------------------------
Decrease in net cash position                                                         (16,058)            (20,543)
Balance, beginning of year                                                            192,358             220,946
                                                                                    ---------           ---------
Balance, end of period                                                              $ 176,300           $ 200,403
-----------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
-----------------------------------------------------------------------------------------------------------------
Cash paid during the period for:
   Interest expense                                                                 $ 152,473           $ 147,080
   Income taxes, net                                                                       15                  55
Non-cash investing and financing activities:
   Loans exchanged for mortgage-backed securities                                      11,682               3,778
   Loans transferred to real estate                                                    28,805               2,895
   Loans to facilitate the sale of real estate                                            180                  --
-----------------------------------------------------------------------------------------------------------------

                        COMMERCIAL FEDERAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                  (Unaudited)

(Columnar Dollars in Footnotes are in Thousands Except Per Share Amounts)
--------------------------------------------------------------------------------

A.  BASIS OF CONSOLIDATION AND PRESENTATION:
    ---------------------------------------

The unaudited consolidated financial statements are prepared on an accrual basis and include the accounts of Commercial Federal Corporation (the "Corporation"), its wholly-owned subsidiary, Commercial Federal Bank, a Federal Savings Bank (the "Bank"), and all majority-owned subsidiaries of the Corporation and Bank. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior year period have been reclassified for comparative purposes.

The accompanying interim consolidated financial statements have not been audited by independent auditors. In the opinion of management, all adjustments (consisting only of normal recurring adjustments and exit costs and termination benefits) considered necessary to fairly present the financial statements have been included. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's Transition Report on Form 10-K for the six month transition period ended December 31, 2000. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results which may be expected for the entire calendar year 2001.

B.  MORTGAGE BANKING ACTIVITIES:
    ---------------------------

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

Mortgage servicing rights are included in the Consolidated Statement of Financial Condition under the caption "other assets." The activity of mortgage servicing rights is summarized as follows for the three months ended March 31:

---------------------------------------------------------------------------------
                                                            2001           2000
---------------------------------------------------------------------------------
Beginning balance                                       $  111,110      $  84,053
Purchases of mortgage servicing rights                       5,001          2,437
Mortgage servicing rights retained through loan sales        1,805            781
Amortization expense                                        (3,566)        (1,683)
Valuation adjustment                                        (5,484)            --
Other items, net (principally derivative activity)           3,255             61
---------------------------------------------------------------------------------
Ending balance                                          $  112,121      $  85,649
---------------------------------------------------------------------------------

The fair value of the Corporation's mortgage servicing rights totaled approximately $116,695,000 at March 31, 2001 compared to $133,454,000 at December 31, 2000. The valuation allowance for impairment losses totaled $6,067,000 at March 31, 2001 compared to $583,000 at December 31, 2000.

The following compares the key assumptions used in measuring the fair values and the sensitivity of the fair values of mortgage servicing rights at March 31, 2001 and December 31, 2000.

------------------------------------------------------------------------------------------------------
                                                March 31, 2001               December 31, 2000
                                        ------------------------------  ------------------------------
                                         Conventional    Governmental    Conventional    Governmental
                                        --------------  --------------  --------------  --------------
Fair value                              $       56,147  $       60,548  $       65,724  $       67,730
Prepayment speed                              0%-78.1%        0%-70.3%      5.3%-71.0%        0%-63.3%
Weighted average prepayment speed                16.1%           16.0%           12.3%           12.7%
Discount rate                              10.1%-14.2%     12.2%-13.4%     10.1%-12.0%     12.2%-13.5%
------------------------------------------------------------------------------------------------------

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the table the effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses) which might magnify or counteract the sensitivities. Further, these sensitivities show only the change in the asset balances and do not show any expected changes in the fair value of instruments used to manage the prepayment risks associated with these assets or what actions management may take to offset any adverse valuation adjustments.

C.  EXIT COSTS AND TERMINATION BENEFITS:
    -----------------------------------

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

   . A change in the Corporation's fiscal year end from June 30 to December 31 .

   . An expansion of the Corporation's common stock repurchase program by up to 10% of its outstanding shares, or approximately 5,500,000 shares.

The balance sheet restructuring was completed during the six months ended December 31, 2000.

The Corporation announced that 37 branches will be sold and 12 branches consolidated. The branch consolidations and closings were completed in February 2001. Purchase agreements on 30 of the 37 branches to be sold have been completed. These sales are scheduled to close in the second and third quarters of 2001. The deposits associated with these 49 branches approximate $464,000,000. During the three months ended March 31, 2001, the Corporation recorded a pre-tax charge of $1,201,000 ($781,000 after-tax) related to severance costs associated with right-sizing the branches.

    -----------------------------------------------

A substantial portion of the leasing portfolio was sold on February 28, 2001. Closing on the transaction was April 9, 2001. Additional expenses totaling $754,000 ($490,000 after-tax) were recorded during the three months ended March 31, 2001 to finalize this transaction.

The third phase of the Corporation's stock repurchase program was started August 28, 2000. Through March 31, 2001, the Corporation has repurchased 3,668,800 shares at a cost of $72,047,000 or $19.64 per share. The remaining 1,831,200 shares are expected to be repurchased by June 30, 2001.

Total exit costs and termination benefits for the three months ended March 31, 2001, are summarized below:

--------------------------------------------------------------------------------
Branch right-sizing                                                       $1,201
Exiting leasing operations                                                   754
--------------------------------------------------------------------------------
Total exit costs and termination benefits                                 $1,955
--------------------------------------------------------------------------------



D.  COMMON STOCK REPURCHASES:
    ------------------------

On August 14, 2000, the Board of Directors authorized a third repurchase of up to 10% of the Corporation's outstanding common stock, or approximately 5,500,000 shares. Management anticipates to complete this repurchase by June 30, 2001. Repurchases can be made at any time and in any amount, depending upon market conditions and various other factors. Any repurchase generally will be on the open-market, although privately negotiated transactions are also possible. In compliance with Nebraska law, all repurchased shares will be cancelled. During the three months ended March 31, 2001, a total of 1,629,900 shares were repurchased at a cost of $35,383,000.

The following table details the Corporation's common stock repurchases since April 1999:


--------------------------------------------------------------------------------------------------------

                                                                                  Shares of
                                                                                 Common Stock    Cost
--------------------------------------------------------------------------------------------------------

First authorization on April 28, 1999 (completed December 1999)                   3,000,000    $ 66,007
Second authorization on December 27, 1999 (completed August 2000)                 3,000,000      46,395
Third authorization (through March 31, 2001)                                      3,668,800      72,047
-------------------------------------------------------------------------------------------------------
Totals                                                                            9,668,800    $184,449
-------------------------------------------------------------------------------------------------------

On May 7, 2001, the Board of Directors authorized the Corporation's fourth stock repurchase program. This repurchase program consists of 5,000,000 shares of the Corporation's outstanding common stock to be completed no later than December 31, 2002.

E.  COMMITMENTS AND CONTINGENCIES:
    -----------------------------

At March 31, 2001, the Corporation's outstanding commitments, excluding undisbursed portions of loans in process, were as follows:

--------------------------------------------------------------------------------
Originate residential mortgage loans                                    $202,552
Purchase residential mortgage loans                                      107,099
Originate commercial real estate loans                                   186,048
Originate consumer, commercial operating
 and agricultural loans                                                   23,391
Used lines of credit for commercial
 and consumer use                                                        209,690
--------------------------------------------------------------------------------
                                                                        $728,780
--------------------------------------------------------------------------------

Loan commitments, which are funded subject to certain limitations, extend over various periods of time. Generally, unused loan commitments are cancelled upon expiration of the commitment term as outlined in each individual contract.
These outstanding loan commitments to extend credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn upon. At March 31, 2001, the Corporation had approximately $605,268,000 in mandatory forward delivery commitments to sell residential mortgage loans and $8,990,000 in commitments to sell mortgage-backed securities. At March 31, 2001, loans sold subject to recourse provisions totaled approximately $13,217,000 which represents the total potential credit risk associated with these particular loans. Any credit risk would, however, be offset by the value of the single-family residential properties that collateralize these loans.

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

F.  SEGMENT INFORMATION:
    -------------------

The Corporation identifies two distinct lines of business operations for the purposes of management reporting: Community Banking and Mortgage Banking. These segments were determined based on the Corporation's financial accounting and reporting processes. Management makes operating decisions and assesses performance based on a continuous review of these two primary operations.

The Community Banking segment involves a variety of traditional banking and financial services. These services include retail banking services, consumer checking and savings accounts, and loans for consumer, commercial real estate, residential mortgage and business purposes. Also included in this segment is insurance and securities brokerage services. The Community Banking services are offered through the Bank's branch network, ATMs, 24-hour telephone centers and the Internet. Community Banking is also responsible for the Corporation's investment and mortgage-backed securities portfolios and the corresponding management of deposits, advances from the Federal Home Loan Bank ("FHLB") and certain other borrowings.

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

The contributions of the major business segments to the consolidated results for the three months ended March 31, 2001 and 2000 are summarized in the following tables:

----------------------------------------------------------------------------------------------------------------

                                                  Community   Mortgage    Parent    Eliminations/   Consolidated
                                                   Banking     Banking    Company    Adjustments        Total
----------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2001:
Net interest income (expense)                      $ 67,620    $ 2,419    $(3,574)    $  5,364        $ 71,829
Provision for loan losses                            (4,340)      (103)         -            -          (4,443)
Non-interest income                                  32,828      5,226     24,847      (32,191)         30,710
Total other expense                                  59,512      6,148        277          (30)         65,907
Net income                                           25,904        893     22,234      (26,797)         22,234

Total revenue                                       250,362      7,645     24,849      (28,068)        254,788
Intersegment revenue                                  4,788      1,017     24,853
----------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2000:
Net interest income (expense)                      $ 77,346    $ 5,145    $(3,661)    $  6,241        $ 85,071
Provision for loan losses                            (3,520)      (180)        --           --          (3,700)
Non-interest income                                  27,138     12,625     28,992      (45,701)         23,054
Total other expense                                  57,962      5,789        124          (91)         63,784
Net income                                           31,224      8,145     26,490      (39,369)         26,490

Total revenue                                       250,057     17,773     28,992      (41,239)        255,583
Intersegment revenue                                  7,721      6,367     29,528
----------------------------------------------------------------------------------------------------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following table. Prompt corrective action provisions pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for prompt corrective action provisions under FDICIA, the Bank must maintain certain minimum capital ratios as set forth in the following table. At March 31, 2001, the Bank exceeded the minimum requirements for the well-capitalized category.

The following presents the Bank's regulatory capital levels and ratios relative to its minimum capital requirements as of March 31, 2001:

------------------------------------------------------------------------------------------------------------------------------------
                                                                      Actual Capital                      Required Capital
                                                                      --------------                      ----------------
                                                                  Amount           Ratio                Amount          Ratio
------------------------------------------------------------------------------------------------------------------------------------
OTS capital adequacy:
          Tangible capital                                        $785,620          6.28%             $187,557          1.50%
          Core capital                                             790,224          6.32               375,252          3.00
          Risk-based capital                                       865,581         11.41               607,107          8.00
FDICIA regulations to be
  classified well-capitalized:
          Tier 1 leverage capital                                  790,224          6.32               625,420          5.00
          Tier 1 risk-based capital                                790,224         10.41               455,330          6.00
          Total risk-based capital                                 865,581         11.41               758,883         10.00
------------------------------------------------------------------------------------------------------------------------------------

As of March 31, 2001, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank's classification.

H.  SUBSEQUENT EVENTS:
    ------------------

On May 7, 2001, the Board of Directors authorized the Corporation's fourth stock repurchase program. This repurchase consists of 5,000,000 shares of the Corporation's outstanding common stock to be completed no later than December 31, 2002. These repurchases can be made at any time and in any amount, depending upon market conditions and various other factors. Any repurchase generally will be on the open-market, although privately negotiated transactions are also possible. In compliance with Nebraska law, all repurchased shares will be cancelled.

On May 7, 2001, the Corporation's Board of Directors also approved an increase to the Corporation's quarterly cash dividend to $.08 per common share from $.07 per common share. The new dividend rate of $.08 per common share will be paid on July 12, 2001 to stockholders of record as of June 28, 2001.

On May 8, 2001, the Corporation's Board of Directors adopted an amendment to the Corporation's By-Laws which increased the Corporation's board of director seats to eleven from ten. In addition, on May 8, 2001, the Corporation's Board of Directors appointed the President and Chief Operating Officer as a director, bringing the total number of Board of Directors of the Corporation to eleven.

I.  CURRENT ACCOUNTING PRONOUNCEMENTS:
    ----------------------------------

On September 29, 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140") which replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125. In recent years, transfers of financial assets in which the transferor has some continuing involvement with the transferred assets or with the transferee have grown in volume, variety, and complexity. The transfers raise the issues of whether transferred financial assets should be considered to be sold and a related gain or loss recorded, whether the assets should be considered to be collateral for borrowings, or whether the transfer should be accounted for at all. SFAS No. 125 addressed those issues, but further issues arose in implementation. SFAS No. 140 resolved those implementation issues. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over the assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The transferor has surrendered control over transferred assets if and only if all of certain specified conditions are met.

SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is to be applied prospectively with certain exceptions and with earlier or retroactive application not permitted. Management of the Corporation does not believe that the adoption of the accounting provisions of this statement will have any material effect on the Corporation's financial position, liquidity or results of operations.

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

CHANGE IN FISCAL YEAR END:
--------------------------

On August 14, 2000, the Board of Directors approved a change in the Corporation's year end from June 30 to December 31. This change was effective for calendar year 2000. A December 31 year end allows the Corporation to be aligned with the financial industry from a reporting perspective and facilitates comparisons with industry norms.

KEY STRATEGIC INITIATIVES - AUGUST 2000:
----------------------------------------

On August 14, 2000, the Board of Directors approved a series of key strategic initiatives aimed at improving the overall operations of the Corporation, strengthening earnings and enhancing shareholder value. These key initiatives included a complete balance sheet review, a thorough assessment of the Bank's delivery and servicing systems, the sale of the underperforming leasing company, an acceleration of the disposition of other real estate owned and a management restructuring. Total expenses related to these strategic initiatives totaled $2.0 million ($1.3 million after-tax, or $.02 per diluted share) during the three months ended March 31, 2001. These expenses are classified in the general and administrative category "exit costs and termination benefits." See Note C "Exit Costs and Termination Benefits" in the Notes to Consolidated Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

The Corporation's principal asset is its investment in the capital stock of the Bank. Since the Corporation does not generate any significant revenues independent of the Bank, the Corporation's liquidity is dependent on the extent to which it receives dividends from the Bank. The Bank's ability to pay dividends to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Under the capital distribution regulations of the Office of Thrift Supervision ("OTS"), the Bank is permitted to pay capital distributions during a calendar year up to 100.0% of its retained net income (net income determined in accordance with generally accepted accounting principles less total capital distributions declared) for the current calendar year combined with the Bank's retained net income for the preceding two calendar years without requiring an application for approval to be filed with the OTS. At March 31, 2001, the Bank's total distributions exceeded its retained income by $137.3 million under this regulation. Currently, the Bank is required to file an application with the OTS for approval of any capital distributions.

--------------------------------------------

The Corporation manages its liquidity at both the parent company and subsidiary levels. At March 31, 2001, the cash of Commercial Federal Corporation (the "parent company") totaled $38.7 million. Due to the parent company's limited independent operations, management believes that its cash balance at March 31, 2001, is currently sufficient to meet operational needs excluding funds necessary for interest and principal payments and the repurchase of common stock. The parent company's ability to make future interest and principal payments on its $50.0 million of 7.95% fixed-rate subordinated extendible notes due December 1, 2006, on its $46.4 million of 9.375% fixed-rate junior subordinated debentures due May 15, 2027, and on its term and revolving credit notes is dependent upon its receipt of dividends from the Bank. During the three months ended March 31, 2001, the parent company received cash dividends totaling $44.0 million from the Bank. These dividends received from the Bank were for (i) common stock cash dividends totaling $3.6 million paid by the parent company to its common stock shareholders, (ii) interest payments totaling $994,000 on the parent company's debt and (iii) the financing of common stock repurchases totaling $39.4 million. The Bank will continue to pay dividends to the parent company, subject to regulatory restrictions, to cover future principal and interest payments on the parent company's debt and quarterly cash dividends on common stock when and as declared by the parent company. The parent company also receives cash from the exercise of stock options and the sale of common stock under its employee benefit plans, as well as from the Bank for income tax benefits from operating losses of the parent company as provided in the corporate tax sharing agreement.

The Corporation continues repurchasing shares of its outstanding common stock that began in April 1999. On August 14, 2000, the Corporation's Board of Directors authorized the repurchase of up to 10% of its outstanding stock, or approximately 5,500,000 shares. Management anticipates to complete this repurchase by June 30, 2001. During the three months ended March 31, 2001, the Corporation purchased 1,629,900 shares of its common stock at a cost of $35.4 million. On May 7, 2001, the Board of Directors authorized the repurchase of 5,000,000 shares of the Corporation's outstanding common stock to be completed no later than December 31, 2002.

The Corporation's primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the FHLB and (iv) cash generated from operations. Net cash flows used by operating activities totaled $225.3 million for the three months ended March 31, 2001, and net cash flows provided by operating activities totaled $141.3 million for the three months ended March 31, 2000. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans. Certain amounts from operating activities for the three months ended March 31, 2001, reflect the balance sheet restructuring announced in August 2000. During the three months ended March 31, 2001, the Corporation sold investment and mortgage-backed securities totaling $213.4 million resulting in a pre-tax gain of $8.1 million. These gains on the sales of investment and mortgage-backed securities were recognized to offset the valuation adjustment loss of $5.5 million in the mortgage servicing rights portfolio. A substantial portion of the leasing portfolio was sold February 28, 2001 with closing on the transaction occurring April 9, 2001. The Corporation realized cash proceeds in April 2001 totaling $34.8 million from the sale and originated a secured loan totaling $9.5 million at prime plus 100 basis points for a one-year term with two annual renewals.

Net cash flows provided by investing activities totaled $48.6 million for the three months ended March 31, 2001, and net cash flows used by investing activities totaled $64.2 million for the three months ended March 31, 2000. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities and (ii) the purchase and origination of loans, mortgage-backed and investment securities.

Net cash flows provided by financing activities totaled $160.6 million for the three months ended March 31, 2001 and for the three months ended March 31, 2000, net cash flows used by financing activities totaled $97.7 million. Advances from the FHLB and deposits have been the primary sources to balance the Corporation's funding needs during each of the periods presented. The Corporation experienced net decreases in deposits of $53.4 million for the three months ended March 31, 2001. The net decrease in deposits for the current period is primarily due to the Corporation's reduction of brokered deposits for funding needs. At March 31, 2001, brokered certificates of deposits totaled $208.8 million compared to $322.2 million at December 31, 2000. The net decrease in deposits of $12.2 million for the three months ended March 31, 2000, was primarily due to depositors seeking higher-yielding investment options. As part of the Corporation's key strategic initiatives, it was announced that 49 branches would be closed or sold in 2001. During the current quarter, 12 branches were closed. Management anticipates that the 37 other branches will be sold by September 30, 2001. Deposits associated with these 49 branches approximated $464.0 million. During the three months ended March 31, 2001, the Corporation continued to borrow long-term FHLB advances that are callable at the option of the FHLB. At March 31, 2001, the Corporation had fixed-rate advances with a weighted average rate of 5.29% totaling $1.7 billion that were convertible into adjustable-rate advances. These convertible advances have call dates after March 2004. During the three months ended March 31, 2001 and 2000 the Corporation repurchased shares of its common stock totaling $35.4 million and $20.3 million, respectively.

--------------------------------------------

At March 31, 2001, the Corporation issued commitments totaling approximately $728.8 million to fund and purchase loans as follows: $69.7 million of single-family adjustable-rate mortgage loans, $239.9 million of single-family fixed-rate mortgage loans, $186.1 million of commercial real estate loans, $23.4 million of consumer, commercial operating and agricultural loans and approximately $209.7 million of unused lines of credit for commercial and consumer use. These outstanding loan commitments to extend credit in order to originate loans or fund commercial and consumer loans lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described. In addition, at March 31, 2001, the Corporation had approximately $605.3 million in mandatory forward delivery commitments to sell residential mortgage loans and $9.0 million in commitments to sell mortgage-backed securities.

The maintenance of an appropriate level of liquid resources to meet not only regulatory requirements but also to provide funding necessary to meet the Corporation's current business activities and obligations is an integral element in the management of the Corporation's assets. The OTS established an interim rule whereby savings institutions are only required to maintain sufficient liquidity to ensure their safe and sound operation. The Bank's liquidity ratio was 17.33% at March 31, 2001. Liquidity levels will vary depending upon savings flows, future loan fundings, cash operating needs, collateral requirements and general prevailing economic conditions. The Bank does not foresee any difficulty in meeting its liquidity requirements.

RESULTS OF OPERATIONS:
----------------------

Net income for the three months ended March 31, 2001, was $22.2 million, or $.42 per basic and diluted share, compared to net income of $26.5 million, or $.46 per basic and diluted share for the three months ended March 31, 2000. The net decrease in income comparing the respective quarters is primarily due to a net decrease of $14.0 million in net interest income after provision for loan losses and a net increase of $2.1 million in total other expense. These net decreases to income were partially offset by a net increase of $7.7 million in total other income and a decrease of $4.2 million in provision for income taxes.

Net Interest Income:
--------------------

Net interest income totaled $71.8 million for the three months ended March 31, 2001, compared to $85.1 million for the three months ended March 31, 2000, a decrease of approximately $13.3 million, or 15.6%. During the three months ended March 31, 2001 and 2000, interest rate spreads were 2.45% and 2.66%, respectively, a decrease of 21 basis points; and the net yield on interest-earning assets was 2.49% and 2.75%, a decrease of 26 basis points.

Net interest income decreased for the three months ended March 31, 2001 compared to 2000 due to the generally higher interest rate environment experienced during calendar year 2000 and to the decrease in the net earnings balance. The decrease in the interest rate spread is due primarily to a 48 basis point increase in costing liabilities as a result of the maturity of lower-cost fundings. Total interest expense increased $4.8 million comparing the three months ended March 31, 2001 to 2000 due to higher costs of funds partially offset by a net decrease of $594.9 million in average interest-bearing liabilities. Total interest income decreased $8.5 million over the same three-month periods primarily due to a net decrease of $846.3 million in average interest-earning assets. The decreases in these average balances is due to the balance sheet restructuring completed during the six months ended December 31, 2000.

---------------------------------

Based on the completion of the balance sheet restructuring and the current interest rate environment, management anticipates a relatively stable margin for the remainder of 2001. However, the future trend in interest rate spreads and net interest income will be dependent upon such factors as the composition and size of the Corporation's interest-earning assets and interest-bearing liabilities, the interest rate risk exposure of the Corporation and the maturity and repricing activity of interest-sensitive assets and liabilities, as influenced by changes in and levels of both short-term and long-term market interest rates.

The following table presents certain information concerning yields earned on interest-earning assets and rates paid on interest-bearing liabilities during and at the end of each of the periods presented:

------------------------------------------------------------------------------------------------------------------
                                                          For the Three
                                                           Months Ended                               At
                                                             March 31,                             March 31,
                                                      ----------------------                 ---------------------
                                                      2001              2000                 2001             2000
------------------------------------------------------------------------------------------------------------------
Weighted average yield on:
   Loans                                              8.06%             7.73%                8.03%            7.81%
   Mortgage-backed securities                         6.75              6.44                 6.76             6.50
   Investments                                        6.89              6.87                 6.26             6.69
------------------------------------------------------------------------------------------------------------------
      Interest-earning assets                         7.78              7.51                 7.70             7.56
------------------------------------------------------------------------------------------------------------------
Weighted average rate paid on:
   Savings deposits                                   3.16              3.17                 2.87             3.27
   Other time deposits                                6.22              5.30                 6.42             5.39
   Advances from FHLB                                 6.12              5.48                 5.53             5.64
   Securities sold under agreements
      to repurchase                                   5.29              4.92                 6.25             5.02
   Other borrowings                                   8.55              7.98                 8.34             8.47
------------------------------------------------------------------------------------------------------------------
      Interest-bearing liabilities                    5.33              4.85                 5.10             4.96
------------------------------------------------------------------------------------------------------------------
Net interest rate spread                              2.45%             2.66%                2.60%            2.60%
------------------------------------------------------------------------------------------------------------------
Net annualized yield on
   interest-earning assets                            2.49%             2.75%                2.60%            2.73%
------------------------------------------------------------------------------------------------------------------

--------------------------------

The following table presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, and average yields and rates during the three months ended March 31, 2001. This table includes nonaccruing loans averaging $105.1 million for the three months ended March 31, 2001, as interest-earning assets at a yield of zero percent:

-------------------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended
                                                                                   March 31, 2001
                                                                --------------------------------------------------
                                                                                                        Annualized
                                                                Average                                   Yield/
                                                                Balance               Interest             Rate
------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans                                                     $ 8,974,298              $180,699              8.06%
   Mortgage-backed securities                                  1,555,555                26,242              6.75
   Investments                                                 1,012,783                17,137              6.89
----------------------------------------------------------------------------------------------------------------
      Interest-earning assets                                 11,542,636               224,078              7.78
----------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings deposits                                            3,348,651                26,082              3.16
   Other time deposits                                         4,334,903                66,502              6.22
   Advances from FHLB                                          3,656,051                55,977              6.12
   Securities sold under
     agreements to repurchase                                      9,613                   127              5.29
   Other borrowings                                              166,645                 3,561              8.55
----------------------------------------------------------------------------------------------------------------
      Interest-bearing liabilities                            11,515,863               152,249              5.33
----------------------------------------------------------------------------------------------------------------
Net earnings balance                                         $    26,773
                                                             ===========
Net interest income                                                                   $ 71,829
                                                                                      ========
Net interest rate spread                                                                                    2.45%
----------------------------------------------------------------------------------------------------------------
Net annualized yield on
   interest-earnings assets                                                                                 2.49%
----------------------------------------------------------------------------------------------------------------

The Corporation's net earnings balance (the difference between average interest-bearing liabilities and average interest-earning assets) decreased by $251.5 million during the three months ended March 31, 2001, compared to the three months ended March 31, 2000. This decrease in the net earnings balance comparing these periods is primarily due to the restructuring of the balance sheet, the repurchases of common stock totaling $97.9 million over the last twelve months and the funding of the $200.0 million bank owned life insurance ("BOLI") program. The BOLI asset is excluded from the average balance of interest-earning assets and the BOLI related income is recorded in other income.

-------------------------------

The following table presents the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities, and the amount of change in each attributable to: (i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The net change attributable to change in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table demonstrates the effect of the decreased volume of interest-earning assets and interest-bearing liabilities, the changes in interest rates and the effect on the interest rate spreads previously discussed:

                                                                                 Three Months Ended
                                                                               March 31, 2001 Compared
                                                                                  to March 31, 2000
                                                                        ---------------------------------------
                                                                              Increase (Decrease) Due to
---------------------------------------------------------------------------------------------------------------
                                                                        Volume          Rate           Total
---------------------------------------------------------------------------------------------------------------
Interest income:
   Loans                                                                 $(16,384)       $ 6,880       $ (9,504)
   Mortgage-backed securities                                               4,215          1,041          5,256
   Investments                                                             (4,267)            64         (4,203)
---------------------------------------------------------------------------------------------------------------
      Interest income                                                     (16,436)         7,985         (8,451)
---------------------------------------------------------------------------------------------------------------
Interest expense:
   Savings deposits                                                         2,679         (1,447)         1,232
   Other time deposits                                                        679          9,265          9,944
   Advances from FHLB                                                     (12,717)         6,515         (6,202)
   Securities sold under agreements to repurchase                            (233)            23           (210)
   Other borrowings                                                          (215)           242             27
---------------------------------------------------------------------------------------------------------------
      Interest expense                                                     (9,807)        14,598          4,791
---------------------------------------------------------------------------------------------------------------
Effect on net interest income                                            $ (6,629)       $(6,613)      $(13,242)
---------------------------------------------------------------------------------------------------------------

Provision for Loan Losses and Real Estate Operations:
----------------------------------------------------

The Corporation recorded loan loss provisions totaling $4.4 million and $3.7 million, respectively, for the three months ended March 31, 2001 and 2000. Net loans charged-off totaled $4.0 million for the three months ended March 31, 2001, compared to $5.0 million for the three months ended March 31, 2000. The net charge-offs are lower for the current quarter due to commercial real estate charge-offs totaling $1.7 million for the 2000 period compared to no charge-offs for the 2001 period and a decrease of $318,000 in lease charge-offs. These decreases are partially offset by increases in consumer and construction loan charge-offs totaling $852,000 and $252,000, respectively. The allowance for loan losses is based upon management's continuous evaluation of the collectibility of outstanding loans, which takes into consideration such factors as changes in the composition of the loan portfolio and economic conditions that may affect the borrower's ability to pay, regular examinations by the Corporation's credit review group of specific problem loans and of the overall portfolio quality and real estate market conditions in the Corporation's lending areas. The allowance for credit losses totaled $83.9 million at March 31, 2001, or 95.2% of total nonperforming loans, compared to $83.4 million, or 87.0% at December 31, 2000.

The Corporation recorded net losses from real estate operations totaling $515,000 and $151,000 for the three months ended March 31, 2001 and 2000. Real estate operations reflect impairment losses for real estate, net real estate operating activity, and gains and losses on dispositions of real estate. The net increase in the losses for real estate operations for the three months ended March 31, 2001 compared to 2000 is due primarily to increases in impairment losses of $497,000, partially offset by decreases in net real estate operating expense of $106,000 and increases in net gains on disposition of real estate totaling $27,000.

----------------------------------------------------------------

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

Nonperforming assets are monitored on a regular basis by the Corporation's internal credit review and problem asset groups. Nonperforming assets are summarized as of the dates indicated:

----------------------------------------------------------------------------------------------------
                                                                       March 31,        December 31,
                                                                         2001               2000
----------------------------------------------------------------------------------------------------
Nonperforming loans:
   Residential real estate                                            $ 62,805           $ 81,406
   Commercial real estate                                               16,463              4,446
   Consumer                                                              8,545              7,271
   Leases and other loans                                                  327              2,748
-------------------------------------------------------------------------------------------------
       Total                                                            88,140             95,871
-------------------------------------------------------------------------------------------------
Real estate:
   Commercial                                                            6,753             10,198
   Residential                                                          38,810             15,824
-------------------------------------------------------------------------------------------------
       Total                                                            45,563             26,022
-------------------------------------------------------------------------------------------------
Troubled debt restructurings:
   Commercial                                                            4,158              4,195
   Residential                                                              88                 90
-------------------------------------------------------------------------------------------------
       Total                                                             4,246              4,285
-------------------------------------------------------------------------------------------------
Total nonperforming assets                                            $137,949           $126,178
-------------------------------------------------------------------------------------------------
Nonperforming loans to total loans                                         .95%              1.05%
Nonperforming assets to total assets                                      1.08%              1.01%
-------------------------------------------------------------------------------------------------
Total allowance for loan losses (1)                                   $ 83,873           $ 83,439
-------------------------------------------------------------------------------------------------
Allowance for loan losses to total loans                                   .90%               .91%
Allowance for loan losses to total nonperforming assets                  60.80%             66.13%
-------------------------------------------------------------------------------------------------


(1) Includes $279,000 and $1,076,000 at March 31, 2001 and December 31, 2000,
    respectively, in allowance for losses established on loans and leases held for sale.

----------------------------------------------------------------

Nonperforming loans at March 31, 2001, decreased by $7.7 million compared to December 31, 2000, primarily due to the foreclosure of a residential construction loan totaling $22.7 million partially offset by a commercial real estate group of loans totaling $11.7 million becoming 90 days past due. The $2.4 million net decrease in leases and other loans reflects the Corporation's sale of a substantial portion of the leasing portfolio during the current quarter. The net increase in real estate of $19.5 million at March 31, 2001, compared to December 31, 2000, is due primarily to the foreclosure of the residential construction property discussed above for $22.7 million.

Loan Servicing Fees:
-------------------

Loan servicing fees totaled $1.1 million and $6.7 million, respectively, for the three months ended March 31, 2001 and 2000. The amount of revenue generated from loan servicing fees, and changes in comparing periods, is primarily due to the average size of the Corporation's portfolio of mortgage loans serviced for other institutions and the level of rates for service fees collected partially offset by the amortization expense of mortgage servicing rights and possible valuation allowances. The loan servicing fees category also includes fees collected for late loan payments. During the three months ended March 31, 2001, service fees and late charges totaled $10.2 million compared to $8.3 million for the three months ended March 31, 2000. This net increase was due to a higher average balance of mortgage loans serviced slightly offset by a lower level of service fee rates comparing the respective periods. Amortization expense of mortgage servicing rights totaled $3.6 million and $1.7 million, respectively, for the three months ended March 31, 2001 and 2000. This increase reflects an increase in prepayments due to the lower interest rate environment comparing the respective periods. The amount of amortization expense of mortgage servicing rights is determined, in part, by mortgage loan pay-downs in the servicing portfolio that are influenced by changes in interest rates. In addition, a valuation allowance totaling $5.5 million in impairment losses was recorded as of March 31, 2001, as a reduction of loan servicing fees and of the carrying amount of the mortgage servicing rights portfolio. This valuation allowance was due to an increase in loan prepayment speeds resulting from a decrease in interest rates at March 31, 2001 compared to December 31, 2000. At March 31, 2001 and 2000, the Corporation's portfolio of mortgage loans serviced for other institutions approximated $9.240 billion and $7.325 billion, respectively. The mortgage loans serviced balance at March 31, 2001, includes the $1.6 billion of residential loans securitized and sold in November 2000 with servicing retained.

The fair value of the Corporation's loan servicing portfolio increases as mortgage interest rates rise and loan prepayments decrease. It is expected that income generated from the Corporation's loan servicing portfolio will increase in such an environment. However, this positive effect on the Corporation's income is offset, in part, by a decrease in additional servicing fee income attributable to new loan originations, which historically decrease in periods of higher, or increasing, mortgage interest rates, and by an increase in expenses from loan production costs since a portion of such costs cannot be deferred due to lower loan originations. Conversely, the value of the Corporation's loan servicing portfolio will decrease as mortgage interest rates decline.

Retail Fees and Charges:
-----------------------

Retail fees and charges totaled $12.1 million for the three months ended March 31, 2001, compared to $10.4 million for the three months ended March 31, 2000. Increases in certain checking account fees and related ancillary fees for overdraft and insufficient funds charges and debit card fees are all attributable for the increase over the March 31, 2000, quarter.

Loss on Sales of Loans:
----------------------

During the three months ended March 31, 2001 and 2000, loans were sold totaling approximately $580.2 million and $235.6 million, respectively, resulting in pre-tax losses of $2.5 million and $239,000, respectively. These loans are typically originated by the mortgage banking operations and sold in the secondary market with loan servicing retained and without recourse to the Corporation.

Gain on Sales of Securities and Changes in Fair Value of Derivatives:
--------------------------------------------------------------------

During the three months ended March 31, 2001, the following transactions were recorded:

-------------------------------------------------------------------------------------------------------
Gain on the sales of available-for-sale securities:
        Investment securities                                                $ 7,133
        Mortgages-backed securities                                              958         $8,091
---------------------------------------------------------------------------------------------------
Changes in the fair value of derivative financial intruments not qualifying for hedge accounting and certain hedged items:
        Interest rate floor agreements                                         1,057
        Forward loan sales commitments                                           519
        Conforming loan commitments                                               65
        Forward loan sales fair value hedge                                   (2,818)
        Loan warehouse fair value hedge                                        2,667          1,490
---------------------------------------------------------------------------------------------------
Other activity:
        Amortization expense on the deferred loss ($8,601)
          on terminated interest rate swap agreements                           (509)
        Other                                                                    (14)          (523)
---------------------------------------------------------------------------------------------------
Gain on sales of securities, hedging and termination
  of interest rate swap agreements, net                                                     $ 9,058
---------------------------------------------------------------------------------------------------

During the three months ended March 31, 2001, the Corporation realized pre-tax gains on the sales of available-for-sale investment and mortgage-backed securities totaling $8.1 million. The gains were recognized to offset the valuation adjustment loss of $5.5 million in the mortgage servicing rights portfolio. During the three months ended March 31, 2000, there were no sales of securities. Effective July 1, 2000, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). At March 31, 2001, the Corporation had derivative financial instruments that under SFAS No. 133 are recorded at fair value with the changes in fair value totaling $1,490,000 reported in current earnings. In addition, in December 2000, the Corporation incurred losses totaling $8,601,000 on terminated interest rate swap agreements since the related hedged FHLB advances and deposit liabilities were not paid. This loss is included in other comprehensive income (loss) with $509,000 amortized to operations during the three months ended March 31, 2000. The unamortized balance totaled $7,923,000 at March 31, 2001.

Other Operating Income:
----------------------

Other operating income totaled $11.5 million for the three months ended March 31, 2001, compared to $6.4 million for the three months ended March 31, 2000. The major components of other operating income are brokerage commissions, credit life and disability commissions and insurance commissions. In December 2000, the Corporation invested in a BOLI program with a contract value of $200.0 million. During the three months ended March 31, 2001, revenue from the BOLI program totaled $3.6 million. The net increase for the three months ended March 31, 2001, compared to the prior year period is primarily attributable to the revenue from the BOLI program and to increased revenue from various consumer loan fees and rental income.

General and Administrative Expenses:
-----------------------------------

Total general and administrative expenses approximated $61.8 million for the three months ended March 31, 2001, compared to $60.1 million for the three months ended March 31, 2000. Excluding charges for exit costs and termination benefits, general and administrative expenses totaled $59.9 million for the three months ended March 31, 2001, a net decrease of $239,000 from the prior year quarter. This net decrease is primarily due to a lower number of full-time equivalent employees comparing the respective periods, management's emphasis on tighter cost controls and the effect of certain initiatives beginning with the November 1999 branch divestitures and employee outplacement and the August 2000 key strategic initiatives.

Amortization of Core Value of Deposits and Goodwill:
---------------------------------------------------

For the three months ended March 31, 2001 and 2000 amortization of core value of deposits and goodwill totaled $4.1 million and $3.7 million, respectively. The net increase in amortization expense is primarily due to activity occurring in the prior year quarter. The purchase accounting adjustments and core value study were finalized for a March 1999 acquisition during the quarter ended March 31, 2000, resulting in a credit adjustment of amortization expense.


Provision for Income Taxes:
--------------------------

For the three months ended March 31, 2001, the provision for income taxes totaled $10.0 million compared to $14.2 million for the three months ended March 31, 2000. The effective income tax rates for the three months ended March 31, 2001 and 2000 were 30.9% and 34.8%, respectively. The effective income tax rate is lower for the quarter ended March 31, 2001 compared to 2000 due to increases in tax-exempt interest income and the tax benefits from the BOLI program.

The effective tax rate for the three months ended March 31, 2001 varies from the statutory rate primarily due to tax benefits from the BOLI, tax-exempt interest and tax credits.


                      Item 3. QUANTITATIVE AND QUALITATIVE
                      ------------------------------------
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------


Information as of March 31, 2001, concerning the Corporation's exposure to market risk, which has remained relatively unchanged from December 31, 2000, is incorporated by reference under Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Form 10-K Transition Report for the Corporation's six month transition period ended December 31, 2000.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          (a). The Corporation held its Annual Meeting of Stockholders on May 8, 2001, in Omaha, Nebraska. The inspector of election issued his certified final report on May 8, 2001 for the election of directors voted upon at such Annual Meeting.

          (b). Not applicable.

          (c). The proposal voted upon at the Annual Meting was for the election of three individuals as directors for three year terms. The results of voting were as follows:

               Proposal 1 - Election of Directors:
               ----------------------------------

               Nominees (for terms to expire in 2004): Votes for  Votes Withheld
               --------------------------------------  ---------- --------------
               Talton K. Anderson                      44,240,205   2,879,709
               Carl G. Mammel                          44,236,893   2,883,021
               James P. O'Donnell                      43,079,667   4,040,247

          (d). Not applicable.

Item 5.   Other Information
          -----------------

On April 19, 2001, the Corporation announced the appointment of Robert J. Hutchinson as President and Chief Operating Officer. A Form 8-K was filed on April 24, 2001 regarding this appointment.

On May 7, 2001, the Board of Directors authorized the Corporation's fourth stock repurchase program. This repurchase consists of 5,000,000 shares of the Corporation's outstanding common stock to be completed no later than December 31, 2002. These repurchases can be made at any time and in any amount, depending upon market conditions and various other factors. Any repurchase generally will be on the open-market, although privately negotiated transactions are also possible. In compliance with Nebraska law, all repurchased shares will be cancelled.

On May 7, 2001, the Corporation's Board of Directors also approved an increase to the Corporation's quarterly cash dividend to $.08 per common share from $.07 per common share. The new dividend rate of $.08 per common share will be paid on July 12, 2001 to stockholders of record as of June 28, 2001.

On May 8, 2001, the Corporation's Board of Directors adopted an amendment to the Corporation's By-Laws which increased the Corporation's board of director seats to eleven from ten. In addition, on May 8, 2001, the Corporation's Board of Directors appointed Robert J. Hutchinson, President and Chief Operating Officer, as a director, bringing the total number of Board of Directors of the Corporation to eleven.

On May 10, 2001, the Corporation filed a Form 8-K, which is incorporated by reference herein, regarding the common stock repurchase of 5,000,000 shares, the quarterly cash dividend increase to $.08 per common share, the adoption of the amendment to the By-Laws with the amended By-Laws included as an exhibit, and the appointment of Mr. Hutchinson as a director.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        (a). Exhibits:

             None

        (b). Reports on Form 8-K:

             No reports on Form 8-K were filed during the three months ended March 31, 2001.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      COMMERCIAL FEDERAL CORPORATION
                                      ------------------------------
                                      (Registrant)



Date:  May 14, 2001                   /s/ David S. Fisher
       ------------                   -----------------------------------------
                                      David S. Fisher, Executive Vice President
                                      and Chief Financial Officer
                                      (Principal Financial Officer)



Date:  May 14, 2001                   /s/ Gary L. Matter
       ------------                   -----------------------------------------
                                      Gary L. Matter, Senior Vice President,
                                      Controller and Secretary
                                      (Principal Accounting Officer)