Form 10-Q
period 2001-06-30
COMMERCIAL FEDERAL CORP
filed 2001-08-14
CIK 744778

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number 1-11515
                       -------

                         COMMERCIAL FEDERAL CORPORATION
                -------------------------------------------------
                  (Exact name of registrant as specified in its
                                    charter)


                  Nebraska                              47-0658852
                  ---------                             ----------
       (State or other jurisdiction of              (I. R. S. Employer
        incorporation or organization)             Identification Number)

   2120 South 72nd Street, Omaha, Nebraska                68124
   ---------------------------------------                -----
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

YES           X              NO
      ---------------            ------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of Each Class                        Outstanding at August 8, 2001
--------------------------------------             -----------------------------
Common Stock, Par Value $.01 Per Share                      50,002,743

                         COMMERCIAL FEDERAL CORPORATION
                         ------------------------------

                                    FORM 10-Q
                                    ---------

                                      INDEX
                                      -----

-------------------------------------------------------------------------------------------------------------------------------

Part I.      Financial Information                                                                               Page Number

             Item 1.       Financial Statements:

                              Consolidated Statement of Financial Condition as of
                                June 30, 2001 and December 31, 2000                                                   3

                              Consolidated Statement of Operations for the Three and Six
                                Months Ended June 30, 2001 and 2000                                                  4-5

                              Consolidated Statement of Comprehensive Income for the
                                Three and Six Months Ended June 30, 2001 and 2000                                     6

                              Consolidated Statement of Cash Flows for the
                                Six Months Ended June 30, 2001 and 2000                                              7-8

                              Notes to Consolidated Financial Statements                                            9-15

             Item 2.       Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                                                   16-25

             Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                25

Part II.     Other Information

             Item 5.       Other Information                                                                         26

             Item 6.       Exhibits and Reports on Form 8-K                                                          26


Signature Page.                                                                                                      27


-------------------------------------------------------------------------------------------------------------------------------

                         COMMERCIAL FEDERAL CORPORATION
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          Item 1. Financial Statements
                          ----------------------------

------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                             June 30,     December 31,
ASSETS                                                                               2001           2000
------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)      (Audited)
Cash (including short-term investments of $5,183 and $1,283)                    $    176,788    $    192,358
Investment securities available for sale, at fair value                              881,301         771,137
Mortgage-backed securities available for sale, at fair value                       1,572,037       1,514,510
Loans and leases held for sale, net                                                  372,733         242,200
Loans receivable, net of allowances of  $84,821 and $82,263                        8,387,530       8,651,174
Federal Home Loan Bank stock                                                         211,052         251,537
Real estate, net                                                                      54,780          38,331
Premises and equipment, net                                                          160,390         167,210
Bank owned life insurance                                                            207,607         200,713
Other assets                                                                         422,158         303,707
Intangible assets, net of accumulated amortization of $78,541 and $70,502            198,923         207,427
------------------------------------------------------------------------------------------------------------

      Total Assets                                                              $ 12,645,299    $ 12,540,304
------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------

Liabilities:
   Deposits                                                                     $  7,135,451    $  7,694,486
   Advances from Federal Home Loan Bank                                            4,076,440       3,565,465
   Other borrowings                                                                  328,004         175,343
   Other liabilities                                                                 261,990         241,271
------------------------------------------------------------------------------------------------------------

      Total Liabilities                                                           11,801,885      11,676,565
------------------------------------------------------------------------------------------------------------

Commitments and Contingencies                                                           --              --
------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued           --              --
   Common stock, $.01 par value; 120,000,000 shares authorized;
      50,583,104 and 53,208,628 shares issued and outstanding                            506             532
   Additional paid-in capital                                                        196,685         255,870
   Retained earnings                                                                 663,624         622,659
   Accumulated other comprehensive loss, net                                         (17,401)        (15,322)
------------------------------------------------------------------------------------------------------------

      Total Stockholders' Equity                                                     843,414         863,739
------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                $ 12,645,299    $ 12,540,304
------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                              Three Months Ended         Six Months Ended
                                                                          June 30,                 June 30,
                                                                  ----------------------    ----------------------
                                                                     2001         2000         2001         2000
------------------------------------------------------------------------------------------------------------------
Interest Income:
   Loans receivable                                               $ 174,347    $ 197,464    $ 355,046    $ 387,667
   Mortgage-backed securities                                        26,876       20,036       53,118       41,022
   Investment securities                                             19,640       21,780       36,777       43,120
------------------------------------------------------------------------------------------------------------------
            Total interest income                                   220,863      239,280      444,941      471,809

Interest Expense:
   Deposits                                                          82,661       83,571      175,240      164,979
   Advances from Federal Home Loan Bank                              57,703       68,721      113,685      130,900
   Other borrowings                                                   5,218        3,863        8,906        7,734
------------------------------------------------------------------------------------------------------------------
            Total interest expense                                  145,582      156,155      297,831      303,613
Net Interest Income                                                  75,281       83,125      147,110      168,196
Provision for Loan Losses                                            (6,437)      (3,300)     (10,880)      (7,000)
------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                  68,844       79,825      136,230      161,196

Other Income (Loss):
   Retail fees and charges                                           13,647       12,138       25,710       22,496
   Loan servicing fees, net                                           6,167        6,310        7,235       12,975
   Gain (loss) on sales of securities and changes in fair value
    of derivatives, net                                              (1,326)        --          7,299         --
   Gain (loss) on sales of loans                                        250         (112)      (1,786)        (351)
   Real estate operations                                            (1,222)         (75)      (1,737)        (226)
   Other operating income                                            11,837        6,508       23,342       12,929
------------------------------------------------------------------------------------------------------------------
            Total other income                                       29,353       24,769       60,063       47,823
Other Expense:
 General and administrative expenses -
  Compensation and benefits                                          25,206       28,927       51,711       56,272
  Occupancy and equipment                                             9,197        9,341       19,039       18,901
  Data processing                                                     4,421        5,033        9,026        9,789
  Advertising                                                         2,579        3,888        5,095        7,733
  Communication                                                       3,361        3,974        6,656        7,644
  Item processing                                                     4,343        4,211        8,297        8,231
  Outside services                                                    3,262        2,287        6,510        4,303
  Other operating expenses                                            7,666        6,737       13,590       11,653
  Exit costs and termination benefits                                (3,952)        (350)      (1,997)        (350)
------------------------------------------------------------------------------------------------------------------
            Total general and administrative expenses                56,083       64,048      117,927      124,176
 Amortization of core value of deposits                               1,914        2,188        3,857        3,489
 Amortization of goodwill                                             2,083        2,125        4,203        4,480
------------------------------------------------------------------------------------------------------------------
            Total other expense                                      60,080       68,361      125,987      132,145
------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                           38,117       36,233       70,306       76,874
Provision for Income Taxes                                           11,767       11,912       21,722       26,063
------------------------------------------------------------------------------------------------------------------
Net Income                                                        $  26,350    $  24,321    $  48,584    $  50,811
------------------------------------------------------------------------------------------------------------------

                         COMMERCIAL FEDERAL CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended               Six Months Ended
                                                                              June 30,                        June 30,
                                                                       --------------------------      --------------------------
                                                                         2001           2000             2001          2000
---------------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Common Shares
     Outstanding Used in Basic Earnings Per Share Calculation           51,171,838     56,392,344       51,833,736    56,931,096
Assumed Exercise of Outstanding Stock Options
     as Adjustments for Dilutive Securities                                433,945        157,821          435,541       135,627
---------------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Common Shares
     Outstanding Used in Diluted Earnings Per Share Calculation         51,605,783     56,550,165       52,269,277    57,066,723
---------------------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Common Share:
      Net income                                                       $       .51    $       .43      $       .94   $       .89
---------------------------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Common Share:
     Net income                                                        $       .51    $       .43      $       .93   $       .89
---------------------------------------------------------------------------------------------------------------------------------

Dividends Declared Per Common Share                                    $       .08    $       .07      $       .15   $       .14
---------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                     Three Months Ended        Six Months Ended
                                                                                  June 30,               June 30,
                                                                          --------------------------------------------
                                                                             2001        2000        2001        2000
----------------------------------------------------------------------------------------------------------------------
Net Income                                                                $ 26,350    $ 24,321    $ 48,584    $ 50,811

Other Comprehensive Income (Loss):
 Unrealized holding gains (losses) on securities available for sale        (17,935)     (1,627)      7,300      (2,784)
 Fair value adjustment on interest rate swap agreements                     34,484        --         2,387        --
 Fair value change in interest only strips                                   1,221         866          63       1,641
 Reclassification of net losses (gains) included
  in net income pertaining to:
   Securities sold                                                          (1,633)       --        (9,724)       --
   Amortization of interest only strips                                        268         210         521         416
   Amortization of fair value adjustments of interest rate swap agreements     508        --         1,017        --
----------------------------------------------------------------------------------------------------------------------

Other Comprehensive Income (Loss) Before Income Taxes                       16,913        (551)      1,564        (727)
Income Tax Provision (Benefit)                                               5,761         (70)      3,643        (492)
----------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                           11,152        (481)     (2,079)       (235)
----------------------------------------------------------------------------------------------------------------------

Comprehensive Income                                                      $ 37,502    $ 23,840    $ 46,505    $ 50,576
----------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                  Six Months Ended
                                                                                            June 30,
                                                                                  --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                  2001           2000
------------------------------------------------------------------------------------------------------------
Net income                                                                        $    48,584    $    50,811
Adjustments to reconcile net income to net cash
    provided (used)  by operating activities:
       Amortization of intangible assets                                                8,060          7,969
       Provision for losses on loans and real estate                                   12,385          7,060
       Depreciation and amortization                                                    9,587         10,019
       Amortization of deferred discounts and fees, net                                (2,170)         2,334
       Amortization of mortgage servicing rights                                        6,963          3,600
       Valuation adjustment of mortgage servicing rights                                5,656           --
       Gain (loss) on sales of real estate and loans, net                               1,151           (351)
       Gain on sales of  securities                                                    (9,724)          --
       Gain on sale of headquarters and branches                                       (4,854)        (8,506)
       Proceeds from sales of loans                                                 1,115,404        420,137
       Origination of loans for resale                                               (295,985)      (139,818)
       Purchases of loans for resale                                                 (968,547)      (320,131)
       Increase in bank owned life insurance                                           (6,894)          --
       Decrease (increase)  in interest receivable                                      9,216        (11,354)
       Increase (decrease) in interest payable and other liabilities                   20,688         (9,176)
       Other items, net                                                               (75,898)        80,709
                                                                                  -----------    -----------
           Total adjustments                                                         (174,962)        42,492
                                                                                  -----------    -----------
                Net cash (used) provided by operating activities                     (126,378)        93,303
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------------------------------------------------------------------------------
Purchases of loans                                                                   (186,272)      (580,414)
Repayment of loans, net of originations                                               342,563         11,671
Proceeds from sales of mortgage-backed securities available for sale                  102,131           --
Principal repayments of mortgage-backed securities available for sale                 267,480         22,675
Purchases of mortgage-backed securities available for sale                           (383,365)          --
Principal repayments of mortgage-backed securities held to maturity                      --           77,520
Purchases of mortgage-backed securities held to maturity                                 --           (1,919)
Maturities and principal repayments of investment securities available for sale        92,312          2,286
Proceeds from sales of investment securities available for sale                       367,141           --
Purchases of investment securities available for sale                                (572,665)          --
Maturities and repayments of investment securities held to maturity                      --           14,188
Purchases of investment securities held to maturity                                      --           (8,150)
Purchases of mortgage loan servicing rights                                           (13,285)        (4,489)
Purchases of Federal Home Loan Bank stock                                             (26,150)       (23,803)
Proceeds from sales of Federal Home Loan Bank stock                                    66,634          1,434
Proceeds from sales of real estate                                                     14,922         15,615
Payments to acquire real estate                                                          (137)          (229)
Disposition of premises and equipment, net                                              2,087            399
Other items, net                                                                         (100)        (9,456)
                                                                                  -----------    -----------
                Net cash provided (used) by investing activities                       73,296       (482,672)
------------------------------------------------------------------------------------------------------------

                         COMMERCIAL FEDERAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                   (Unaudited)

----------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                           Six Months Ended
                                                                                     June 30,
                                                                          --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                           2001           2000
----------------------------------------------------------------------------------------------------
Decrease in deposits                                                      $  (559,035)   $  (119,463)
Proceeds from Federal Home Loan Bank advances                                 552,000      1,859,900
Repayments of Federal Home Loan Bank advances                                 (41,025)    (1,334,175)
Proceeds from securities sold under agreements to repurchase                  120,668         10,224
Repayments of securities sold under agreements to repurchase                  (20,628)        (3,582)
Proceeds from issuance of other borrowings                                     66,246           --
Repayments of other borrowings                                                (13,625)        (3,792)
Payments of cash dividends on common stock                                     (7,348)        (8,053)
Repurchases of common stock                                                   (62,292)       (33,859)
Issuance of common stock                                                        2,503            792
Other items, net                                                                   48             (3)
                                                                          -----------    -----------
             Net cash provided by financing activities                         37,512        367,989
----------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
----------------------------------------------------------------------------------------------------
Decrease in net cash position                                                 (15,570)       (21,380)
Balance, beginning of year                                                    192,358        220,946
                                                                          -----------    -----------
Balance, end of period                                                    $   176,788    $   199,566
----------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
----------------------------------------------------------------------------------------------------
Cash paid (received) during the period for:
   Interest expense                                                       $   304,926    $   300,613
   Income taxes, net                                                             (302)         3,825
Non-cash investing and financing activities:
   Loans exchanged for mortgage-backed securities                              32,975          6,831
   Loans transferred to real estate                                            30,298          8,035
   Loans to facilitate the sale of real estate                                    180           --
   Common stock received in connection with employee benefits plan, net          (114)          (135)
----------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

(Columnar Dollars in Footnotes are in Thousands Except Per Share Amounts)
--------------------------------------------------------------------------------

A.       BASIS OF CONSOLIDATION AND PRESENTATION:
         ----------------------------------------

The unaudited consolidated financial statements are prepared on an accrual basis and include the accounts of Commercial Federal Corporation (the "Corporation"), its wholly-owned subsidiary, Commercial Federal Bank, a Federal Savings Bank (the "Bank"), and all majority-owned subsidiaries of the Corporation and Bank. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior year periods have been reclassified for comparative purposes.

The accompanying interim consolidated financial statements have not been audited by independent auditors. In the opinion of management, all adjustments (consisting only of normal recurring adjustments and exit costs and termination benefits) considered necessary to fairly present the financial statements have been included. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's Transition Report on Form 10-K for the six month transition period ended December 31, 2000. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results which may be expected for the entire calendar year 2001.


B.       MORTGAGE BANKING ACTIVITIES:
         ----------------------------

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

Mortgage servicing rights are included in the Consolidated Statement of Financial Condition under the caption "Other Assets." The activity of mortgage servicing rights is summarized as follows for the following periods:

---------------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended                 Six Months Ended
                                                                          June 30,                          June 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                                    2001             2000            2001             2000
---------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                  $    112,121     $    85,649     $   111,110      $    84,053
Purchases of mortgage servicing rights                                    8,284           2,052          13,285            4,489
Mortgage servicing rights retained through loan sales                     3,440             653           5,067            1,434
Amortization expense                                                     (3,575)         (1,917)         (6,963)          (3,600)
Valuation adjustment                                                       (172)           --            (5,656)            --
Other items, net (principally derivative activity)                       (2,451)            (66)            804               (5)
---------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                     $    117,647     $    86,371     $   117,647      $    86,371
---------------------------------------------------------------------------------------------------------------------------------


The fair value of the Corporation's mortgage servicing rights totaled approximately $130,341,000 at June 30, 2001 compared to $133,454,000 at December 31, 2000. The valuation allowance for impairment losses totaled $6,239,000 at June 30, 2001 compared to $583,000 at December 31, 2000.

         ----------------------------------------

The following compares the key assumptions used in measuring the fair values and the sensitivity of the fair values of mortgage servicing rights at June 30, 2001 and December 31, 2000:

--------------------------------------------------------------------------------------------------------------------------
                                                        June 30, 2001                           December 31, 2000
                                                       --------------------------------- ---------------------------------
                                                         Conventional     Governmental    Conventional     Governmental
                                                       ----------------- --------------- --------------- -----------------
Fair value                                                  $     63,950     $    66,391     $    65,724      $    67,730
Prepayment speed                                            6.3% - 89.5%    5.7% - 82.8%    5.3% - 71.0%       0% - 63.3%
Weighted average prepayment speed                                  16.2%           15.7%           12.3%            12.7%
Discount rate                                              10.1% - 14.4%   10.1% - 10.5%   10.1% - 12.0%    12.2% - 13.5%
--------------------------------------------------------------------------------------------------------------------------


These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the table, the effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses) which might magnify or counteract the sensitivities. Further, these sensitivities show only the change in the asset balances and do not show any expected changes in the fair value of instruments used to manage the prepayment risks associated with these assets or what actions management may take to offset any adverse valuation adjustments.

C.       EXIT COSTS AND TERMINATION BENEFITS:
         -----------------------------------

On August 14, 2000, the Board of Directors approved a series of strategic initiatives aimed at improving the overall operations of the Corporation. Key initiatives included a complete balance sheet review, a thorough assessment of the Bank's delivery and servicing systems, the sale of the underperforming leasing company, an acceleration of the disposition of other real estate owned and a management restructuring. The balance sheet restructuring was completed during the six months ended December 31, 2000. The following summarizes the results of other initiatives for the six months ended June 30, 2001.

The Corporation announced that 49 branches would either be sold or consolidated. As of June 30, 2001, twelve branches have been closed or consolidated and eight branches have been sold. Purchase agreements on the remaining branches to be sold have been completed except for six which are in the final negotiation stages. The remaining branch sales are scheduled to close in the third and fourth quarters of 2001. During the three months ended June 30, 2001, the Corporation realized net gains totaling $3,952,000 primarily from the branches sold. These gains were from the premiums received on the sales of deposits, loans and fixed assets and were recorded as a credit to the expense category "Exit Costs and Termination Benefits" during the three months ended June 30, 2001. For the six months ended June 30, 2001, the Corporation recorded a net pre-tax credit totaling $1,997,000 to exit costs and termination benefits. This net credit is primarily due to the premiums received on the deposits sold partially offset by severance costs associated with right-sizing the branches and expenses to exit leasing operations.

A substantial portion of the leasing portfolio was sold on February 28, 2001 with the closing of the transaction on April 9, 2001. Additional expenses totaling $754,000 were recorded during the three months ended March 31, 2001 to finalize this transaction.

Total exit costs and termination benefits are summarized below for the following periods:

------------------------------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended           Six Months Ended
                                                                               June 30,                    June 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                          2001          2000          2001          2000
------------------------------------------------------------------------------------------------------------------------------
Branch right-sizing costs                                                  $    125     $   (350)     $   1,316     $   (350)
Exiting leasing operations                                                       --            --           754            --
Others                                                                            6            --             6            --
------------------------------------------------------------------------------------------------------------------------------
                                                                                131         (350)         2,076         (350)
Less net gains on the sales of branches                                      (4,083)           --        (4,073)           --
------------------------------------------------------------------------------------------------------------------------------
Total exit costs and termination benefits                                  $ (3,952)    $   (350)     $  (1,997)    $   (350)
------------------------------------------------------------------------------------------------------------------------------

D.       COMMON STOCK REPURCHASES:
         -------------------------

On August 14, 2000, the Board of Directors authorized a third repurchase since April 1999 of up to 10%, or 5,500,000 shares, of the Corporation's outstanding common stock. This repurchase program began August 28, 2000 and was completed on August 7, 2001. During the three months ended June 30, 2001, a total of 1,192,700 shares were repurchased at a cost of approximately $26,908,000. For the six months ended June 30, 2001, there were 2,822,600 shares repurchased at a cost of $62,292,000. There were 638,500 shares repurchased during July and August 2001 at a cost of $15,145,000 completing this third authorization.

The following table details of the Corporation's common stock repurchases since April 1999:

-----------------------------------------------------------------------------------------------------------------------
                                                                                      Shares of
                                                                                     Common Stock             Cost
-----------------------------------------------------------------------------------------------------------------------
First authorization on April 28, 1999 (completed December 1999)                         3,000,000        $      66,007
Second authorization on December 27, 1999 (completed August 2000)                       3,000,000               46,395
Third authorization on August 14, 2000 (through June 30, 2001)                          4,861,500               98,956
-----------------------------------------------------------------------------------------------------------------------
Totals through June 30, 2001                                                           10,861,500              211,358
Completion of third authorization (July 1, 2001 through August 8, 2001)                   638,500               15,145
-----------------------------------------------------------------------------------------------------------------------
Totals for last three stock repurchases                                                11,500,000        $     226,503
-----------------------------------------------------------------------------------------------------------------------

On May 7, 2001, the Board of Directors authorized the Corporation's fourth stock repurchase program. This repurchase program consists of 5,000,000 shares of the Corporation's outstanding common stock to be completed no later than December 31, 2002. Repurchases can be made at any time and in any amount, depending upon market conditions and various other factors. Any repurchase generally will be on the open-market, although privately negotiated transactions are also possible. In compliance with Nebraska law, all repurchased shares will be cancelled. Repurchases under this program began August 9, 2001.

E.       COMMITMENTS AND CONTINGENCIES:
         -----------------------------

At June 30, 2001, the Corporation's outstanding commitments, excluding undisbursed portions of loans in process, were as follows:

-----------------------------------------------------------------------------------------------
Originate residential mortgage loans                                            $      214,113
Purchase residential mortgage loans                                                     83,285
Originate commercial real estate loans                                                 180,485
Originate consumer, commercial operating and agricultural loans                         21,743
Unused lines of credit for commercial and consumer use                                 192,664
Purchase investment securities                                                           2,435
Purchase mortgage-backed securities                                                     25,223
-----------------------------------------------------------------------------------------------
                                                                                $      719,948
-----------------------------------------------------------------------------------------------

Loan commitments, which are funded subject to certain limitations, extend over various periods of time. Generally, unused loan commitments are cancelled upon expiration of the commitment term as outlined in each individual contract. These outstanding loan commitments to extend credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn upon. At June 30, 2001, the Corporation had approximately $551,181,000 in mandatory forward delivery commitments to sell residential mortgage loans and $83,975,000 in commitments to sell securities. At June 30, 2001, loans sold subject to recourse provisions totaled approximately $10,246,000 which represents the total potential credit risk associated with these particular loans. Any credit risk would, however, be offset by the value of the single-family residential properties that collateralize these loans.

The Corporation is subject to a number of lawsuits and claims for various amounts which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Corporation's financial position or results of operations.

         -----------------------------------------

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


F.       SEGMENT INFORMATION:
         --------------------

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

         --------------------------------

The contributions of the major business segments to the consolidated results for the three and six months ended June 30, 2001 and 2000 are summarized in the following tables:

----------------------------------------------------------------------------------------------------------------------------
                                             Community        Mortgage         Parent       Eliminations/    Consolidated
                                              Banking          Banking         Company       Adjustments         Total
----------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2001:
Net interest income (expense)                  $    70,653     $     3,075    $    (3,270)      $     4,823     $    75,281
Provision for loan losses                           (6,205)           (232)              --               --         (6,437)
Non-interest income                                 30,061           9,283          28,988         (38,979)          29,353
Total other expense                                 54,150           5,391             569             (30)          60,080
Net income                                          29,813           4,314          26,350         (34,127)          26,350


Total revenue                                      243,642          12,358          28,988         (34,772)         250,216
Intersegment revenue                                 3,953          22,136          28,981         (55,070)              --
----------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2000:
Net interest income (expense)                  $    75,541     $     4,892    $    (3,735)      $     6,427     $    83,125
Provision for loan losses                           (3,438)             138              --               --         (3,300)
Non-interest income                                 25,707          21,703          26,786         (49,427)          24,769
Total other expense                                 61,927          15,249             114          (8,929)          68,361
Net income                                          26,320           7,751          24,321         (34,071)          24,321


Total revenue                                      255,463          26,600          26,786         (44,800)         264,049
Intersegment revenue                                 8,217           5,567          26,231         (44,015)              --
----------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2001:
Net interest income (expense)                  $   138,273     $     5,494    $    (6,844)      $    10,187     $   147,110
Provision for loan losses                          (10,545)           (335)              --               --        (10,880)
Non-interest income                                 62,889          14,509          53,835         (71,170)          60,063
Total other expense                                113,662          11,539             846             (60)         125,987
Net income                                          55,717           5,207          48,584         (60,924)          48,584


Total revenue                                      494,004          20,003          53,837         (62,840)         505,004
Intersegment revenue                                (8,741)          23,153          53,834         (68,246)              --
----------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2000:
Net interest income (expense)                  $   152,887     $    10,037    $    (7,396)      $    12,668     $   168,196
Provision for loan losses                           (6,958)            (42)              --               --         (7,000)
Non-interest income                                 52,845          34,328          55,778         (95,128)          47,823
Total other expense                                119,889          21,038             238          (9,020)         132,145
Net income                                          57,544          15,896          50,811         (73,440)          50,811


Total revenue                                      505,520          44,373          55,778         (86,039)         519,632
Intersegment revenue                                15,938          11,934          55,759         (83,631)              --
----------------------------------------------------------------------------------------------------------------------------

G.       REGULATORY CAPITAL:
         -------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following table. Prompt corrective action provisions pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for prompt corrective action provisions under FDICIA, the Bank must maintain certain minimum capital ratios as set forth below. At June 30, 2001, the Bank exceeded the minimum requirements for the well-capitalized category.

The following presents the Bank's regulatory capital levels and ratios relative to its respective minimum capital requirements as of June 30, 2001:

---------------------------------------------------------------------------------------------------------------------------

                                                               Actual Capital                        Required Capital
                                                           -----------------------                 ------------------------
                                                              Amount         Ratio                   Amount          Ratio
---------------------------------------------------------------------------------------------------------------------------
OTS capital adequacy:
          Tangible capital                                 $  741,379          5.97%               $  186,338         1.50%
          Core capital                                        745,527          6.00                   372,801         3.00
          Risk-based capital                                  822,995         10.80                   609,736         8.00

FDICIA regulations to be
     classified well-capitalized:
          Tier 1 leverage capital                             745,527          6.00                   621,335         5.00
          Tier 1 risk-based capital                           745,527          9.78                   457,302         6.00
          Total risk-based capital                            822,995         10.80                   762,170        10.00
---------------------------------------------------------------------------------------------------------------------------

The most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank's classification.

H.       CASH DIVIDEND INCREASE AND AMENDMENT TO THE BY-LAWS:
         ----------------------------------------------------

On May 7, 2001, the Corporation's Board of Directors approved an increase to the Corporation's quarterly cash dividend to $.08 per common share from $.07 per common share. This new dividend rate of $.08 per common share was paid on July 12, 2001 to stockholders of record as of June 28, 2001. On May 8, 2001, the Corporation's Board of Directors adopted an amendment to the Corporation's By-Laws which increased the Corporation's board of director seats to eleven from ten.

I.        CURRENT ACCOUNTING PRONOUNCEMENTS:
         -----------------------------------

Effective April 1, 2001, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140") which replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125. In recent years, transfers of financial assets in which the transferor has some continuing involvement with the transferred assets or with the transferee have grown in volume, variety, and complexity. The transfers raise the issues of whether transferred financial assets should be considered to be sold and a related gain or loss recorded, whether the assets should be considered to be collateral for borrowings, or whether the transfer should be accounted for at all. SFAS No. 125 addressed those issues, but further issues arose in implementation. SFAS No. 140 resolved those implementation issues. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over the assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The transferor has surrendered control over transferred assets if and only if all of certain specified conditions are met. The adoption of the provisions of this statement did not have any material effect on the Corporation's financial position, liquidity or results of operations.

On July 20, 2001, Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") was issued. This statement supercedes APB Opinion No. 16 "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be applied to all business combinations initiated after June 30, 2001. The use of the pooling-of-interests method is prohibited under this statement. Management of the Corporation does not believe that this statement will have any material effect on the Corporation's financial position, liquidity or results of operations.

Also on July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") which supercedes APB Opinion No. 17 "Intangible Assets." The provisions of SFAS No. 142 require that upon initial adoption, amortization of goodwill will cease, and the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment under SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, or as of January 1, 2002 for the Corporation. At June 30, 2001, goodwill and core value of deposits totaled $166,837,000 and $32,086,000, respectively. Beginning January 1, 2002, goodwill will no longer be subject to amortization but will be evaluated at least annually for impairment. For the three and six months ended June 30, 2001, amortization expense of goodwill totaled $2,083,000 and $4,203,000, respectively, and amortization expense of core value of deposits totaled $1,914,000 and $3,857,000, respectively. Management of the Corporation is currently evaluating the provisions of SFAS No. 142 but has not determined the total effect that the adoption of this statement will have on the Corporation's financial position, liquidity or results of operations.

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


KEY STRATEGIC INITIATIVES - AUGUST 2000:
----------------------------------------

On August 14, 2000, the Board of Directors approved a series of key strategic initiatives aimed at improving the overall operations of the Corporation, strengthening earnings and enhancing shareholder value. These key initiatives included a complete balance sheet review, a thorough assessment of the Bank's delivery and servicing systems, the sale of the underperforming leasing company, an acceleration of the disposition of other real estate owned and a management restructuring. For the three and six months ended June 30, 2001, the Corporation realized pre-tax net gains (net of expenses) totaling approximately $4.0 million and $2.0 million, respectively, relating to these strategic initiatives. These net gains are primarily the result of the Corporation realizing pre-tax gains on the sales of eight branches that were sold during this second quarter. These net gains for the three and six months ended June 30, 2001 are classified in the general and administrative category "Exit Costs and Termination Benefits." See Note C "Exit Costs and Termination Benefits" in the Notes to Consolidated Financial Statements for additional information.


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

The Corporation's principal asset is its investment in the capital stock of the Bank. Since the Corporation does not generate any significant revenues independent of the Bank, the Corporation's liquidity is dependent on the extent to which it receives dividends from the Bank. The Bank's ability to pay dividends to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Under the capital distribution regulations of the Office of Thrift Supervision ("OTS"), the Bank is permitted to pay capital distributions during a calendar year up to 100% of its retained net income (net income determined in accordance with generally accepted accounting principles less total capital distributions declared) for the current calendar year combined with the Bank's retained net income for the preceding two calendar years without requiring an application for approval to be filed with the OTS. At June 30, 2001, the Bank's total distributions exceeded its retained income by $185.7 million under this regulation thereby requiring the Bank to file an application with the OTS for approval of any capital distributions.

--------------------------------------------

The Corporation manages its liquidity at both the parent company and subsidiary levels. At June 30, 2001, the cash of Commercial Federal Corporation (the "parent company") totaled $71.8 million. Due to the parent company's limited independent operations, management believes that its cash balance at June 30, 2001, is currently sufficient to meet operational needs excluding funds necessary for interest and principal payments and the Board authorized repurchases of common stock. The parent company's ability to make future interest and principal payments on its $50.0 million of 7.95% fixed-rate subordinated extendible notes due December 1, 2006 (the "Notes"), on its $46.4 million of 9.375% fixed-rate junior subordinated debentures due May 15, 2027, and on its $59.8 million term note is dependent upon its receipt of dividends from the Bank. During the three and six months ended June 30, 2001, the parent company received cash dividends totaling $77.0 million and $121.0 million, respectively, from the Bank. These dividends from the Bank were allocated for:

     o    interest payments totaling $6.9 million on the parent company's debt,

     o principal payments of $13.6 million on the parent company's five-year term note ($3.6 million) and revolving credit note ($10.0 million paid in full),

     o common stock cash dividends totaling $7.6 million paid by the parent company to its common stock shareholders, and

     o the financing of common stock repurchases totaling approximately $92.9 million.

The Bank will continue to pay dividends to the parent company, subject to regulatory restrictions, to cover future principal and interest payments on the parent company's debt and quarterly cash dividends on common stock when and as declared by the parent company. The parent company also receives cash from the exercise of stock options and the sale of common stock under its employee benefit plans, as well as from the Bank for income tax benefits from operating losses generated by the parent company as provided in the corporate tax sharing agreement. The Notes may not be redeemed prior to December 1, 2001. The Corporation may elect to redeem the Notes in whole on December 1, 2001, and on any subsequent interest reset date at par plus accrued interest to the date fixed for redemption. The Notes are redeemable by the holders with at least five business days notice prior to December 1, 2001, or on any subsequent interest reset date at par plus accrued interest to the date fixed for redemption.

The Corporation continues repurchasing shares of its outstanding common stock that began in April 1999. During the three and six months ended June 30, 2001, the Corporation purchased 1,192,700 shares and 2,822,600 shares, respectively, of its common stock at a cost of $26.9 million and $62.3 million, respectively. These repurchases were pursuant to the August 2000 Board authorization to repurchase 5,500,000 shares. This repurchase authorization was completed on August 8, 2001. On May 7, 2001, the Board of Directors authorized the repurchase of an additional 5,000,000 shares of the Corporation's outstanding common stock to be completed no later than December 31, 2002. Repurchase activity on this authorization began after the August 2000 repurchase was completed.

The Corporation's primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the FHLB and (iv) cash generated from operations. Net cash flows used by operating activities totaled $126.4 million for the six months ended June 30, 2001, and net cash flows provided by operating activities totaled $93.3 million for the six months ended June 30, 2000. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans.

Net cash flows provided by investing activities totaled $73.3 million for the six months ended June 30, 2001, and net cash flows used by investing activities totaled $482.7 million for the six months ended June 30, 2000. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities and (ii) the purchase and origination of loans, mortgage-backed and investment securities. During the first six months of 2001, the Corporation sold investment and mortgage-backed securities totaling $459.5 million resulting in a pre-tax gain of $9.7 million. These gains on the sales of investment and mortgage-backed securities were recognized in part to offset the valuation adjustment loss of $5.7 million in the mortgage servicing rights portfolio. A substantial portion of the leasing portfolio was sold February 28, 2001 with closing on the transaction occurring in April 2001. The Corporation realized cash proceeds in April 2001 totaling $34.8 million from the sale and originated a secured loan totaling $9.5 million at prime plus 100 basis points for a one-year term with two annual renewals.

--------------------------------------------

Net cash flows provided by financing activities totaled $37.5 million and $368.0 million, respectively, for the six months ended June 30, 2001 and 2000. Advances from the FHLB and deposits have been the primary sources to balance the Corporation's funding needs during each of the periods presented. The Corporation experienced net decreases in deposits of $559.0 million for the six months ended June 30, 2001. The net decrease in deposits for the current period is primarily due to the Corporation's reduction of brokered deposits for funding needs, deposits sold pursuant to the branch divestiture initiative and run-off in the higher costing certificates of deposit portfolio as part of the Corporation's business plan. At June 30, 2001, brokered certificates of deposits totaled $132.8 million compared to $322.2 million at December 31, 2000. The net decrease in deposits of $119.5 million for the six months ended June 30, 2000, was primarily due to depositors seeking higher-yielding investment options. As part of the Corporation's key strategic initiatives, it was announced that 49 branches would be closed or sold in 2001. During the first six months ended June 30, 2001, twelve branches were closed and eight branches were sold. Deposits associated with the eight sold branches totaled approximately $110.2 million. Management anticipates that the remaining branches will be sold in the third and fourth quarters of 2001. Deposits associated with these remaining branches approximated $377.4 million at June 30, 2001. During the six months ended June 30, 2001, the Corporation continued to borrow long-term FHLB advances that are callable at the option of the FHLB. At June 30, 2001, the Corporation had borrowed $50.0 million of Federal funds due July 2, 2001 and $16.2 million from the Treasury Tax and Loan program. During the six months ended June 30, 2001 and 2000 the Corporation repurchased shares of its common stock totaling $62.3 million and $33.9 million, respectively.

At June 30, 2001, the Corporation issued commitments totaling approximately $719.9 million to fund and purchase loans and securities as follows: $54.9 million of single-family adjustable-rate mortgage loans, $242.5 million of single-family fixed-rate mortgage loans, $180.5 million of commercial real estate loans, $21.7 million of consumer, commercial operating and agricultural loans, $27.6 million of investments and approximately $192.7 million of unused lines of credit for commercial and consumer use. These outstanding loan commitments to extend credit in order to originate loans or fund commercial and consumer loans lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described. In addition, at June 30, 2001, the Corporation had approximately $551.2 million in mandatory forward delivery commitments to sell residential mortgage loans and $84.0 million in commitments to sell securities.

The maintenance of an appropriate level of liquid resources to meet not only regulatory requirements but also to provide funding necessary to meet the Corporation's current business activities and obligations is an integral element in the management of the Corporation's assets. The OTS issued a final rule effective July 18, 2001 whereby savings institutions are only required to maintain sufficient liquidity to ensure their safe and sound operation. The Bank's liquidity ratio was 15.86% at June 30, 2001. Liquidity levels will vary depending upon savings flows, future loan fundings, cash operating needs, collateral requirements and general prevailing economic conditions. The Bank does not foresee any difficulty in meeting its liquidity requirements.

RESULTS OF OPERATIONS:
----------------------

Net income for the three months ended June 30, 2001, was $26.4 million, or $.51 per basic and diluted share, compared to net income of $24.3 million, or $.43 per basic and diluted share, for the three months ended June 30, 2000. The increase in net income comparing the respective quarters is primarily due to a net decrease of $8.3 million in total other expense and a net increase of $4.6 million in total other income. These net increases to income were partially offset by a net decrease of $11.0 million in net interest income after provision for loan losses.

Net income for the six months ended June 30, 2001 was $48.6 million, or $.93 per diluted share ($.94 per basic share), compared to net income of $50.8 million, or $.89 per basic and diluted share, for the six months ended June 30, 2000. The decrease in net income comparing the respective periods is primarily due to a net decrease of $25.0 million in net interest income after provision for loan losses partially offset by a net increase of $12.2 million in total other income and net decreases of $6.2 million in total general and administrative expenses and $4.3 million in provision for income taxes.

Net Interest Income:
--------------------

Net interest income totaled $75.3 million for the three months ended June 30, 2001, compared to $83.1 million for the three months ended June 30, 2000, a decrease of approximately $7.8 million, or 9.4%. During the three months ended June 30, 2001 and 2000, interest rate spreads were 2.58% and 2.54%, respectively, an increase of four basis points; while the net yield on interest-earning assets was 2.57% and 2.64%, a decrease of seven basis points.

--------------------------------

Net interest income decreased for the three months ended June 30, 2001 compared to 2000 due to the decrease of approximately $299.2 million in the net-earnings balance. The increase in the interest rate spread is due primarily to a 12 basis point decrease in costing liabilities attributable to FHLB advances. Total interest expense decreased $10.6 million comparing the three months ended June 30, 2001 to 2000 due to lower costs of funds and a net decrease of $550.9 million in average interest-bearing liabilities. Total interest income decreased $18.4 million over the same three-month periods primarily due to a net decrease of $850.2 million in average interest-earning assets. The decreases in these average balances is due to the balance sheet restructuring completed during the six months ended December 31, 2000.

Net interest income totaled $147.1 million for the six months ended June 30, 2001 compared to $168.2 million for the six months ended June 30, 2000, a decrease of $21.1 million, or 12.5%. During the six months ended June 30, 2001 and 2000, interest rate spreads were 2.52% and 2.60%, respectively, a decrease of eight basis points; and the net yield on interest-earning assets was 2.53% and 2.69%, a decrease of 16 basis points.

Net interest income decreased for the six months ended June 30, 2001 compared to 2000 due to the generally higher interest rate environment experienced during calendar year 2000 and the decrease of $275.4 million in the net-earnings balance. The decrease in the interest rate spread is due primarily to an 18 basis point increase in costing liabilities as a result of the maturity of lower-costing borrowings. Total interest expense decreased $5.8 million, and the average interest-bearing liabilities decreased $572.3 million, comparing the respective six-month periods. However, total interest income decreased $26.9 million over the same six-month periods primarily due to a net decrease of $847.7 million in average interest-earning assets. The decreases in these average balances is due to the balance sheet restructuring completed during the six months ended December 31, 2000.

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

The following table presents certain information concerning yields earned on interest-earning assets and rates paid on interest-bearing liabilities during and at the end of each of the periods presented:

----------------------------------------------------------------------------------------------------------------------------------
                                              For the Three                    For the Six
                                               Months Ended                    Months Ended                        At
                                                 June 30,                         June 30,                       June 30,
                                          -----------------------          ---------------------          ------------------------
                                           2001           2000              2001          2000             2001          2000
----------------------------------------------------------------------------------------------------------------------------------
Weighted average yield on:
   Loans                                       7.85%          7.83%            7.98%         7.78%             7.88%         7.87%
   Mortgage-backed securities                  6.62           6.41             6.68          6.43              6.73          6.56
   Investments                                 6.42           7.05             6.49          6.96              5.87          6.79
----------------------------------------------------------------------------------------------------------------------------------
      Interest-earning assets                  7.53           7.61             7.66          7.56              7.52          7.64
----------------------------------------------------------------------------------------------------------------------------------
Weighted average rate paid on:
   Savings deposits                            3.17           3.31             3.32          3.24              3.10          3.32
   Other time deposits                         5.70           5.51             5.84          5.40              5.52          5.76
   Advances from FHLB                          5.61           5.76             5.85          5.63              5.59          5.98
   Securities sold under agreements
      to repurchase                            6.23           5.09             6.16          5.00              5.18          4.99
   Other borrowings                            7.48           8.04             7.98          8.01              6.65          8.69
----------------------------------------------------------------------------------------------------------------------------------
      Interest-bearing liabilities             4.95           5.07             5.14          4.96              4.84          5.28
----------------------------------------------------------------------------------------------------------------------------------
Net interest rate spread                       2.58%          2.54%            2.52%         2.60%             2.68%         2.36%
----------------------------------------------------------------------------------------------------------------------------------
Net annualized yield on
   interest-earning assets                     2.57%          2.64%            2.53%         2.69%             2.66%         2.50%
----------------------------------------------------------------------------------------------------------------------------------

--------------------------------

The following table presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, and average yields and rates during the three and six months ended June 30, 2001. This table includes nonaccruing loans averaging $92.5 million and $98.2 million, respectively, for the three and six months ended June 30, 2001, as interest-earning assets at a yield of zero percent:

------------------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended                         Six Months Ended
                                                     June 30, 2001                             June 30, 2001
                                     --------------------------------------------  -------------------------------------
                                                                       Annualized                                Annualized
                                       Average                           Yield/       Average                      Yield/
                                       Balance         Interest           Rate        Balance       Interest       Rate
------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans                             $ 8,886,895    $   174,347           7.85%     $ 8,916,290   $   355,046      7.98%
   Mortgage-backed securities          1,624,851         26,876           6.62        1,590,395        53,118      6.68
   Investments                         1,223,545         19,640           6.42        1,132,811        36,777      6.49
------------------------------------------------------------------------------------------------------------------------
      Interest-earning assets         11,735,291        220,863           7.53       11,639,496       444,941      7.66
------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
   Savings deposits                    3,472,668         27,457           3.17        3,411,002        56,198      3.32
   Other time deposits                 3,882,727         55,204           5.70        4,107,566       119,042      5.84
   Advances from FHLB                  4,071,330         57,703           5.61        3,864,838       113,685      5.85
   Securities sold under
      agreements to repurchase           106,306          1,675           6.23           58,227         1,802      6.16
   Other borrowings                      189,322          3,543           7.48          178,046         7,104      7.98
------------------------------------------------------------------------------------------------------------------------

      Interest-bearing liabilities    11,722,353        145,582           4.95       11,619,679       297,831      5.14
------------------------------------------------------------------------------------------------------------------------

Net earnings balance                 $    12,938                                    $    19,817
                                     ===========                                    ===========

Net interest income                                 $    75,281                                   $   147,110
                                                    ===========                                   ===========

Net interest rate spread                                                  2.58%                                    2.52%
------------------------------------------------------------------------------------------------------------------------

Net annualized yield on
   interest-earnings assets                                               2.57%                                    2.53%
------------------------------------------------------------------------------------------------------------------------

The Corporation's net earnings balance (the difference between average interest-bearing liabilities and average interest-earning assets) decreased by $275.4 million during the six months ended June 30, 2001, compared to the six months ended June 30, 2000. This decrease in the net earnings balance comparing these periods is primarily due to the restructuring of the balance sheet, the repurchases of common stock totaling $111.2 million over the last twelve months and the funding of the $200.0 million bank owned life insurance ("BOLI") program. The BOLI asset is excluded from the average balance of interest-earning assets and the BOLI related income is recorded in other income.

--------------------------------

The following table presents the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities, and the amount of change in each attributable to: (i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The net change attributable to change in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table demonstrates the effect of the decreased volume of interest-earning assets and interest-bearing liabilities, the changes in interest rates and the effect on the interest rate spreads previously discussed:

-------------------------------------------------------------------------------------------------------------
                                                Three Months Ended                    Six Months Ended
                                             June 30, 2001 Compared               June 30, 2001 Compared
                                                 to June 30, 2000                     to June 30, 2000
                                         ----------------------------------  --------------------------------
                                           Increase (Decrease) Due to            Increase (Decrease) Due to
-------------------------------------------------------------------------------------------------------------
                                          Volume       Rate        Total      Volume       Rate        Total
-------------------------------------------------------------------------------------------------------------
Interest income:
   Loans                                 $(23,135)   $     18    $(23,117)   $(40,630)   $  8,009    $(32,621)
   Mortgage-backed securities               6,185         655       6,840      10,425       1,671      12,096
   Investments                               (219)     (1,921)     (2,140)     (3,561)     (2,782)     (6,343)
-------------------------------------------------------------------------------------------------------------

      Interest income                     (17,169)     (1,248)    (18,417)    (33,766)      6,898     (26,868)
-------------------------------------------------------------------------------------------------------------

Interest expense:
   Savings deposits                         3,487      (2,258)      1,229       6,939      (1,819)      5,120
   Other time deposits                     (4,136)      1,997      (2,139)     (3,503)      8,644       5,141
   Advances from FHLB                      (9,226)     (1,792)    (11,018)    (22,169)      4,954     (17,215)
   Securities sold under agreements to
    repurchase                              1,225          97       1,322         925         188       1,113
   Other borrowings                           287
                                                         (254)         33          90         (31)         59
-------------------------------------------------------------------------------------------------------------

      Interest expense                     (8,363)     (2,210)    (10,573)    (17,718)     11,936      (5,782)
-------------------------------------------------------------------------------------------------------------
Effect on net interest income            $ (8,806)   $    962    $ (7,844)   $(16,048)   $ (5,038)   $(21,086)
-------------------------------------------------------------------------------------------------------------

Provision for Loan Losses and Real Estate Operations:
-----------------------------------------------------

The Corporation recorded loan loss provisions totaling $6.4 million and $10.9 million, respectively, for the three and six months ended June 30, 2001 compared to $3.3 million and $7.0 million, respectively, for the same periods ended June 30, 2000. Net loans charged-off totaled $5.4 million and $9.3 million for the three and six months ended June 30, 2001, compared to $6.7 million and $8.7 million for the three and six months ended June 30, 2000. The net charge-offs are lower for the current quarter compared to the year-ago quarter due to decreases in charge-offs for leases and commercial operating loans partially offset by increases in charge-offs for consumer and agricultural loans. The net charge-offs are higher comparing the six months ended June 30, 2001 to 2000 primarily due to increases in consumer and agricultural loans offset by decreases in the charge-offs for leases, commercial operating loans and commercial real estate loans. The allowance for loan losses is based upon management's continuous evaluation of the collectibility of outstanding loans, which takes into consideration such factors as changes in the composition of the loan portfolio and economic conditions that may affect the borrower's ability to pay, regular examinations by the Corporation's credit review group of specific problem loans and of the overall portfolio quality and real estate market conditions in the Corporation's lending areas. The allowance for credit losses totaled $84.9 million at June 30, 2001, or 91.0% of total nonperforming loans, compared to $83.4 million, or 87.0% at December 31, 2000.

The Corporation recorded net losses from real estate operations totaling $1.2 million and $1.7 million for the three and six months ended June 30, 2001 compared to $75,000 and $226,000 for the three and six months ended June 30, 2000. Real estate operations reflect impairment losses for real estate, net real estate operating activity, and gains and losses on dispositions of real estate. The net increases in the losses for real estate operations compared to the respective 2000 periods are due primarily to increases in operating expenses from additional residential properties and in impairment losses on three commercial properties which have been sold.

-----------------------------------------------------------------

Management of the Corporation believes that the present level of the allowance for loan losses is adequate to reflect the risks inherent in its portfolios. However, there can be no assurance that the Corporation will not experience increases in its nonperforming assets, that it will not increase the level of its allowance in the future or that significant provisions for losses will not be required based on factors such as deterioration in market conditions, changes in borrowers' financial conditions, delinquencies and defaults.

Nonperforming assets are monitored on a regular basis by the Corporation's internal credit review and problem asset groups. Nonperforming assets are summarized as of the dates indicated:

------------------------------------------------------------------------------------------------------------------------
                                                                                          June 30,          December 31,
                                                                                            2001                2000
------------------------------------------------------------------------------------------------------------------------
Nonperforming loans:
   Residential real estate                                                              $    64,183         $    81,406
   Commercial real estate
                                                                                             20,568               4,446
   Consumer

                                                                                              8,432               7,271
   Leases and other loans
                                                                                                165               2,748
------------------------------------------------------------------------------------------------------------------------
       Total                                                                                 93,348              95,871
------------------------------------------------------------------------------------------------------------------------

Real estate:
   Commercial                                                                                 3,834              10,198
   Residential                                                                               38,308              15,824
------------------------------------------------------------------------------------------------------------------------
       Total                                                                                 42,142              26,022
------------------------------------------------------------------------------------------------------------------------

Troubled debt restructurings:
   Commercial                                                                                 3,039               4,195
   Residential                                                                                   69                  90
------------------------------------------------------------------------------------------------------------------------
       Total                                                                                  3,108               4,285
------------------------------------------------------------------------------------------------------------------------

Total nonperforming assets                                                              $   138,598         $   126,178
------------------------------------------------------------------------------------------------------------------------

Nonperforming loans to total loans                                                             1.03%               1.05%
Nonperforming assets to total assets                                                           1.10%               1.01%
------------------------------------------------------------------------------------------------------------------------

Total allowance for loan losses (1)                                                     $    84,898         $    83,439
------------------------------------------------------------------------------------------------------------------------

Allowance for loan losses to total loans                                                       .94%                .91%
Allowance for loan losses to total nonperforming assets                                      61.25%              66.13%
------------------------------------------------------------------------------------------------------------------------

(1)  Includes $77,000 and $1,176,000 at June 30, 2001 and December 31, 2000,
     respectively, in allowance for losses established on loans and leases held for sale.

-----------------------------------------------------------------

Nonperforming loans at June 30, 2001, decreased by $2.5 million compared to December 31, 2000, primarily due to the foreclosure of a residential construction loan totaling $22.7 million partially offset by a commercial real estate group of loans totaling $11.7 million becoming 90 days past due and general increases in both the residential and commercial real estate loan portfolios. The $2.6 million net decrease in leases and other loans reflects the Corporation's sale of a substantial portion of the leasing portfolio during the first quarter of 2001. The net increase in real estate of $16.1 million at June 30, 2001, compared to December 31, 2000, is due primarily to the foreclosure of the residential construction property discussed above for $22.7 million.


Loan Servicing Fees:
--------------------

Loan servicing fees totaled $6.2 million and $7.2 million, respectively, for the three and six months ended June 30, 2001 compared to $6.3 million and $13.0 million, respectively, for the three and six months ended June 30, 2000. The amount of revenue generated from loan servicing fees, and changes in comparing periods, is primarily due to the average size of the Corporation's portfolio of mortgage loans serviced for other institutions and the level of rates for service fees collected, partially offset by the amortization expense of mortgage servicing rights and possible valuation allowances. The loan servicing fees category also includes fees collected for late loan payments. During the three and six months ended June 30, 2001, service fees and late charges totaled $9.9 million and $19.8 million, respectively, compared to $8.3 million and $16.7 million for the respective 2000 periods. These net increases were due to a higher average balance of mortgage loans serviced slightly offset by a lower level of service fee rates comparing the respective periods. Amortization expense of mortgage servicing rights for the three and six months ended June 30, 2001, totaled $3.6 million and $7.0 million, respectively, compared to $1.9 million and $3.6 million for the respective 2000 periods. These increases reflect an increase in prepayments due to the lower interest rate environment comparing the respective periods. The amount of amortization expense of mortgage servicing rights is determined, in part, by mortgage loan pay-downs in the servicing portfolio that are influenced by changes in interest rates. In addition, valuation adjustments totaling $172,000 and $5.7 million in impairment losses were recorded during the three and six months ended June 30, 2001, as reductions of loan servicing fees and of the carrying amount of the mortgage servicing rights portfolio. The valuation allowance of $5.7 million as of June 30, 2001, is due to an increase in loan prepayment speeds resulting from a decrease in interest rates during the six months ended June 30, 2001 compared to December 31, 2000. At June 30, 2001 and 2000, the Corporation's portfolio of mortgage loans serviced for other institutions approximated $9.488 billion and $7.271 billion, respectively. The mortgage loans serviced balance at June 30, 2001, includes the $1.6 billion of residential loans securitized and sold in November 2000 with servicing retained.

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


Retail Fees and Charges:
------------------------

Retail fees and charges totaled $13.6 million and $25.7 million, respectively, for the three and six months ended June 30, 2001, compared to $12.1 million and $22.5 million, respectively, for the three and six months ended June 30, 2000. Increases in certain checking account fees (due to increased checking accounts), related ancillary fees for overdraft and insufficient funds charges and debit card fees (increased transaction usage) are all attributable for the increases over the respective periods.

Gain (Loss) on Sales of Securities and Changes in Fair Value of Derivatives:
----------------------------------------------------------------------------

During the three and six months ended June 30, 2000, there were no sales of securities. During the three and six months ended June 30 2001, the following transactions were recorded:

--------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended   Six Months Ended
                                                                            June 30, 2001       June 30, 2001
--------------------------------------------------------------------------------------------------------------
Gain (loss) on the sales of available-for-sale securities:
Investment securities                                                          $  (980)             $ 6,153
Mortgages-backed securities                                                      2,613                3,571
--------------------------------------------------------------------------------------------------------------
Net gains on sales                                                               1,633                9,724
Changes in the fair value of interest rate floor
   agreements not qualifying for hedge accounting                               (2,451)              (1,394)
Other activity:
Amortization expense on the deferred loss ($8,601)
   on terminated interest rate swap agreements                                    (508)              (1,017)
Other                                                                             --                    (14)
--------------------------------------------------------------------------------------------------------------

Gain (loss) on sales of securities and changes in fair value of derivatives    $(1,326)             $ 7,299
--------------------------------------------------------------------------------------------------------------

During the three and six months ended June 30, 2001, the Corporation realized pre-tax gains on the sales of available-for-sale investment and mortgage-backed securities totaling $1.6 million and $9.7 million, respectively. These net gains were recognized to offset in part the valuation adjustment loss of $5.7 million in the mortgage servicing rights portfolio as of June 30, 2001 and the losses on the interest rate floor and swap agreements. Effective July 1, 2000, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Corporation has interest rate floor agreements that under SFAS No. 133 are recorded at fair value with the changes in fair value reported in current earnings for the three and six months ended June 30, 2001, totaling $2.5 million and $1.4 million, respectively. In addition, in December 2000, the Corporation incurred losses totaling $8,601,000 on terminated interest rate swap agreements. Since the related hedged FHLB advances and deposit liabilities were not paid this loss is included in other comprehensive income (loss) with $508,000 and $1.0 million, respectively, amortized to operations during the three and six months ended June 30, 2001. The unamortized balance totaled $7,415,000 at June 30, 2001.


Gain (Loss) on Sales of Loans:
------------------------------

During the three and six months ended June 30, 2001, the following transactions were recorded:

----------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended          Six Months Ended
                                                                              June 30,                   June 30,
----------------------------------------------------------------------------------------------------------------------------
                                                                         2001         2000          2001          2000
----------------------------------------------------------------------------------------------------------------------------
Changes in the fair value of derivative financial instruments and certain hedged items:
Forward loan sales commitments                                          $   1,464      $   --       $   1,983      $   --
Conforming loan commitments                                                (1,753)         --          (1,688)         --
Forward loan sales fair value hedge                                         2,834          --              17          --
Loan warehouse fair value hedge                                              (579)         --           2,088          --
----------------------------------------------------------------------------------------------------------------------------
Net charges                                                                 1,966          --           2,400          --
Loss on the sales of loans                                                 (1,716)         (112)       (4,186)         (351)
----------------------------------------------------------------------------------------------------------------------------
Gain (loss) on sales of loans, net                                       $    250      $   (112)    $  (1,786)     $   (351)
----------------------------------------------------------------------------------------------------------------------------

Loans are typically originated by the mortgage banking operations and sold in the secondary market with loan servicing retained and without recourse to the Corporation. The Corporation has derivative financial instruments and certain hedged items that under SFAS No. 133 are recorded at fair value with the changes in fair value reported in current earnings for the three and six months ended June 30, 2001, totaling $2.0 million and $2.4 million, respectively.

Other Operating Income:
-----------------------

Other operating income totaled $11.8 million and $23.3 million, respectively, for the three and six months ended June 30, 2001, compared to $6.5 million and $12.9 million, respectively, for the three and six months ended June 30, 2000. In December 2000, the Corporation invested in a BOLI program with a contract value of $200.0 million. During the three and six months ended June 30, 2001, revenue from the BOLI program totaled $3.7 million and $7.3 million, respectively. The net increases for the three and six months ended June 30, 2001, compared to the prior year periods are primarily attributable to the revenue from the BOLI program and to increased revenues from rental income and insurance commissions.


General and Administrative Expenses:
------------------------------------

Total general and administrative expenses approximated $56.1 million and $117.9 million, respectively, for the three and six months ended June 30, 2001, compared to $64.0 million and $124.2 million, respectively, for the three and six months ended June 30, 2000. Excluding exit costs and termination benefits, general and administrative expenses totaled $60.0 million and $119.9 million, respectively, for the three and six months ended June 30, 2001 compared to $64.4 million and $124.5 million, respectively, for the three and six months ended June 30, 2000. These net decreases compared to the prior year three and six months are primarily due to a reduction in the number of full-time equivalent employees comparing the respective periods, management's emphasis on tighter cost controls and the effect of certain initiatives beginning with the November 1999 branch divestitures and employee force reduction and the August 2000 key strategic initiatives.


Exit Costs and Termination Benefits:
------------------------------------

The Corporation realized net gains for the three and six months ended June 30, 2001, totaling $4.0 million and $2.0 million, respectively, compared to a $350,000 credit for both the three and six months ended June 30, 2000. The net gains for 2001 are due to premiums received on the sale of branches partially offset by severance costs associated with branch right-sizing and expenses to exit leasing operations. See Note C "Exit Costs and Termination Benefits" in the Notes to Consolidated Financial Statements for additional information. During the second quarter of 2000 a credit was recorded due to a change in estimated personnel costs from the November 1999 outplacement.


Amortization of Core Value of Deposits and Goodwill:
----------------------------------------------------

For the three and six months ended June 30, 2001 amortization of core value of deposits and goodwill totaled $4.0 million and $8.1 million, respectively, compared to $4.3 million and $8.0 million, respectively, for the three and six months ended June 30, 2000. The net decrease in amortization expense for the three months ended June 30, 2001 compared to 2000 is primarily due to core value of deposits amortized on an accelerated basis thereby decreasing subsequent amortization expense.


Provision for Income Taxes:
---------------------------

The provision for income taxes totaled $11.8 million and $21.7 million, respectively, for the three and six months ended June 30, 2001, compared to $11.9 million and $26.1 million, respectively, for the three and six months ended June 30, 2000. The effective income tax rates for the three and six months ended June 30, 2001 were 30.9% for both periods compared to 32.9% and 33.9%, respectively, for the three and six months ended June 30, 2000. The effective income tax rates are lower for the quarter and six months ended June 30, 2001 compared to the respective 2000 periods due to increases in tax-exempt interest income and the tax benefits from the BOLI program. The effective tax rate for the three and six months ended June 30, 2001 varies from the statutory rate primarily due to tax benefits from the BOLI, tax-exempt interest and tax credits.

                      Item 3. QUANTITATIVE AND QUALITATIVE
                      ------------------------------------
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------

Information as of June 30, 2001, concerning the Corporation's exposure to market risk, which has remained relatively unchanged from December 31, 2000, is incorporated by reference under Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Form 10-K Transition Report for the Corporation's six month transition period ended December 31, 2000.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 5.  Other Information
         -----------------

On April 19, 2001, the Corporation announced the appointment of Robert J. Hutchinson as President and Chief Operating Officer. In addition, on May 8, 2001, the Corporation's Board of Directors appointed Mr. Hutchinson a director.

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

On May 7, 2001, the Corporation's Board of Directors also approved an increase to the Corporation's quarterly cash dividend to $.08 per common share from $.07 per common share. The new dividend rate of $.08 per common share was paid on July 12, 2001 to stockholders of record as of June 28, 2001.

On May 8, 2001, the Corporation's Board of Directors adopted an amendment to the Corporation's By-Laws which increased the Corporation's board of director seats to eleven from ten. Mr. Hutchinson's appointment as a director brings the total number of Board of Directors of the Corporation to eleven.

The Corporation held its Annual Meeting of Stockholders on May 8, 2001, in Omaha, Nebraska. The inspector of election issued his certified final report on May 8, 2001 for the election of directors voted upon at such Annual Meeting. The proposal voted upon at the Annual Meting was for the election of Messrs. Anderson, Mammel and O'Donnell as directors for three year terms. All three directors were re-elected for terms to expire in 2004. The Corporation disclosed all information required by Item 4 in its Form 10-Q for the quarterly period ended March 31, 2001, and incorporates such filing by reference herein.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a).     Exhibits:

         10.19 Change of Control Executive Severance Agreement with Peter J. Purcell dated June 1, 2001 (filed herewith)

         10.20 Change of Control Executive Severance Agreement with Robert J. Hutchinson dated June 1, 2001 (filed herewith)

         10.21 Offer of Employment Agreement with Robert J. Hutchinson dated April 18, 2001 (filed herewith)

         (b).     Reports on Form 8-K:

On April 24, 2001, the Corporation filed a Form 8-K regarding the appointment of Robert J. Hutchinson as President and Chief Operating Officer as of April 19, 2001.

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

                                  COMMERCIAL FEDERAL CORPORATION
                                  ------------------------------
                                  (Registrant)




Date:    August 14, 2001          /s/ David S. Fisher
         ---------------          ----------------------------------------------
                                  David S. Fisher, Executive Vice President
                                  and Chief Financial Officer
                                  (Principal Financial Officer)




Date:    August 14, 2001          /s/ Gary L. Matter
         ---------------          ----------------------------------------------
                                  Gary L. Matter, Senior Vice President,
                                  Controller and Secretary
                                  (Principal Accounting Officer)