Form 10-Q
period 2001-09-30
COMMERCIAL FEDERAL CORP
filed 2001-11-14
CIK 744778

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly period ended   September 30, 2001
                                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number 1-11515
                       -------

                        COMMERCIAL FEDERAL CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Nebraska                                         47-0658852
--------------------------------                     ----------------------
(State or other jurisdiction of                        (I. R. S. Employer
 incorporation or organization)                      Identification Number)


13220 California Street, Omaha, Nebraska                     68154
-------------------------------------------          ----------------------
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

YES  X    NO
    ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Title of Each Class                      Outstanding at November 5, 2001
--------------------------------------        ---------------------------------
Common Stock, Par Value $.01 Per Share                   46,367,155

                        COMMERCIAL FEDERAL CORPORATION
                         -------------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

--------------------------------------------------------------------------------------------------------

                                                                                                 Page
Part I.     Financial Information                                                                Number
           ----------------------                                                              ---------

             Item 1.    Financial Statements:

                        Consolidated Statement of Financial Condition as of
                        September 30, 2001 and December 31, 2000                                       3

                        Consolidated Statement of Operations for the Three and
                        Nine Months Ended September 30, 2001 and 2000                                4-5

                        Consolidated Statement of Comprehensive Income for the
                        Three and Nine Months Ended September 30, 2001 and 2000                        6

                        Consolidated Statement of Cash Flows for the
                        Nine Months Ended September 30, 2001 and 2000                                7-8

                        Notes to Consolidated Financial Statements                                  9-15

           Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                        16-26

           Item 3.      Quantitative and Qualitative Disclosures About Market Risk                    26

Part II.   Other Information
           -----------------

           Item 5.      Other Information                                                             27

           Item 6.      Exhibits and Reports on Form 8-K                                              27

Signature Page.                                                                                       28

--------------------------------------------------------------------------------------------------------

                         COMMERCIAL FEDERAL CORPORATION
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------
                         Item 1.  Financial Statements
                         -----------------------------

------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                         September 30,        December 31,
                                                                                    2001               2000
------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)          (Audited)
ASSETS

Cash (including short-term investments of $887 and $1,283)                          $   162,903        $   192,358

Investment securities available for sale, at fair value                               1,075,632            771,137

Mortgage-backed securities available for sale, at fair value                          1,780,174          1,514,510

Loans and leases held for sale, net                                                     404,121            242,200

Loans receivable, net of allowances of  $99,665 and $82,263                           8,230,164          8,651,174

Federal Home Loan Bank stock                                                            238,846            251,537

Real estate, net                                                                         59,624             38,331

Premises and equipment, net                                                             158,433            167,210

Bank owned life insurance                                                               211,100            200,713

Other assets                                                                            465,776            303,707

Intangible assets, net of accumulated amortization of $82,213 and $70,502               195,251            207,427
------------------------------------------------------------------------------------------------------------------

      Total Assets                                                                  $12,982,024        $12,540,304
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------

Liabilities:

   Deposits                                                                         $ 6,696,718        $ 7,694,486

   Advances from Federal Home Loan Bank                                               4,728,515          3,565,465

   Other borrowings                                                                     414,567            175,343

   Other liabilities                                                                    396,565            241,271
------------------------------------------------------------------------------------------------------------------

      Total Liabilities                                                              12,236,365         11,676,565
------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies                                                                --                 --
------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:

   Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued                --                 --

   Common stock, $.01 par value; 120,000,000 shares authorized;
      48,027,251 and 53,208,628 shares issued and outstanding                               480                532

   Additional paid-in capital                                                           133,652            255,870

   Retained earnings                                                                    683,715            622,659

   Accumulated other comprehensive loss, net                                            (72,188)           (15,322)
------------------------------------------------------------------------------------------------------------------

      Total Stockholders' Equity                                                        745,659            863,739
------------------------------------------------------------------------------------------------------------------

      Total Liabilities and Stockholders' Equity                                    $12,982,024        $12,540,304
------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

(Dollars in Thousands)                                                        Three Months Ended                 Nine Months Ended
                                                                                  September 30,                     September 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                2001        2000                 2001        2000
-----------------------------------------------------------------------------------------------------------------------------------
Interest Income:

   Loans receivable                                                           $170,059    $208,506             $525,105    $596,173

   Mortgage-backed securities                                                   27,739      20,871               80,857      61,893

   Investment securities                                                        20,116      22,338               56,893      65,458
-----------------------------------------------------------------------------------------------------------------------------------

Total interest income                                                          217,914     251,715              662,855     723,524
-----------------------------------------------------------------------------------------------------------------------------------
Interest Expense:

   Deposits                                                                     73,438      89,287              248,679     254,266

   Advances from Federal Home Loan Bank                                         60,716      78,091              174,400     208,991

   Other borrowings                                                              5,533       3,784               14,439      11,518
-----------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                         139,687     171,162              437,518     474,775
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                             78,227      80,553              225,337     248,749

Provision for Loan Losses                                                      (19,800)    (12,648)             (30,680)    (19,648)

-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                             58,427      67,905              194,657     229,101
-----------------------------------------------------------------------------------------------------------------------------------


Other Income (Loss):

    Retail fees and charges                                                     13,428      12,740               39,138      35,236

    Loan servicing fees, net                                                   (12,636)      5,987               (5,401)     18,962

    Gain (loss) on sales of securities and changes in fair value
     of derivatives, net                                                        15,438      (3,263)              22,737      (3,263)


    Gain (loss) on sales of loans                                                3,395         (14)               1,609        (365)


    Real estate operations                                                      (1,429)       (898)              (3,166)     (1,124)


    Other operating income                                                      11,234       6,884               34,576      19,813
-----------------------------------------------------------------------------------------------------------------------------------
Total other income                                                              29,430      21,436               89,493      69,259
-----------------------------------------------------------------------------------------------------------------------------------

Other Expense:

 General and administrative expenses -

  Compensation and benefits                                                     26,763      27,047               78,474      83,319

  Occupancy and equipment                                                        9,331       9,363               28,370      28,264

  Data processing                                                                4,398       4,739               13,424      14,528

  Advertising                                                                    2,793       3,521                7,888      11,254

  Communication                                                                  3,436       3,725               10,092      11,369

  Item processing                                                                4,216       4,098               12,513      12,329

  Outside services                                                               2,129       2,461                8,639       6,764

  Other operating expenses                                                       7,534       5,467               21,124      17,120

  Exit costs and termination benefits                                          (11,043)     22,968              (13,040)     22,618
-----------------------------------------------------------------------------------------------------------------------------------
            Total general and administrative expenses                           49,557      83,389              167,484     207,565
-----------------------------------------------------------------------------------------------------------------------------------
 Amortization of core value of deposits                                          1,692       1,951                5,549       5,440

 Amortization of goodwill                                                        1,980       2,125                6,183       6,605
-----------------------------------------------------------------------------------------------------------------------------------
            Total other expense                                                 53,229      87,465              179,216     219,610
-----------------------------------------------------------------------------------------------------------------------------------

Income Before Income Taxes and Cumulative Effect
 of Change in Accounting Principle                                               34,628       1,876              104,934      78,750


Provision for Income Taxes                                                      10,646       4,577               32,368      30,640
-----------------------------------------------------------------------------------------------------------------------------------

Income (Loss) Before Cumulative Effect of

Change in Accounting Principle                                                  23,982      (2,701)              72,566      48,110

Cumulative Effect of Change in Accounting

Principle, Net of Tax Benefit                                                       --     (19,125)                  --     (19,125)

-----------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                             $ 23,982    $(21,826)            $ 72,566    $ 28,985
-----------------------------------------------------------------------------------------------------------------------------------

                         COMMERCIAL FEDERAL CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
                                  (Unaudited)


                                                                             Three Months Ended                  Nine Months Ended
                                                                                September 30,                       September 30,
----------------------------------------------------------------------------------------------------------------------------------
                                                                              2001         2000                  2001         2000
----------------------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares
     Outstanding Used in Basic Earnings Per Share Calculation           49,692,109   55,454,067            51,119,860   56,438,753

Assumed Exercise of Outstanding Stock Options
     as Adjustments for Dilutive Securities                                577,275           --(1)            482,786      183,638
----------------------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares
     Outstanding Used in Diluted Earnings Per Share Calculation         50,269,384   55,454,067            51,602,646   56,622,391
----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Common Share:
--------------------------------------
Income (loss) before cumulative effect of change
     in accounting principle                                           $       .48  $      (.04)          $      1.42  $       .85

Cumulative effect of change
     in accounting principle, net                                               --         (.35)                   --         (.34)
----------------------------------------------------------------------------------------------------------------------------------
      Net income (loss)                                                $       .48  $      (.39)          $      1.42  $       .51
----------------------------------------------------------------------------------------------------------------------------------

Diluted Earnings (Loss) Per Common Share:
----------------------------------------
Income (loss) before cumulative effect of change
      in accounting principle                                          $       .48  $      (.04)          $      1.41  $       .85

Cumulative effect of change
      in accounting principle, net                                              --         (.35)                   --         (.34)
----------------------------------------------------------------------------------------------------------------------------------
      Net income (loss)                                                $       .48  $      (.39)          $      1.41  $       .51
----------------------------------------------------------------------------------------------------------------------------------

Dividends Declared Per Common Share                                    $       .08  $       .07           $       .23  $       .21
----------------------------------------------------------------------------------------------------------------------------------

(1) The incremental shares from the assumed exercise of outstanding stock options are not included in computing the diluted loss per share for the three months ended September 30, 2000, since the effect of such stock options would have been antidilutive for this period.

See accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                  (Unaudited)

(Dollars in Thousands)                                                          Three Months                 Nine Months
                                                                                    Ended                       Ended
                                                                                September 30,               September 30,
------------------------------------------------------------------------------------------------------------------------------------

                                                                                      2001        2000            2001         2000
------------------------------------------------------------------------------------------------------------------------------------


Net Income (Loss)                                                                $  23,982    $(21,826)      $  72,566     $ 28,985

Other Comprehensive Income (Loss):

Unrealized holding gains on securities available for sale                           54,724      24,986          62,024       22,202

Fair value adjustment on interest rate swap agreements                            (126,556)    (36,949)       (124,169)     (36,949)


Fair value change in interest only strips                                             (314)       (159)           (251)       1,482

Reclassification of net losses (gains) included in net income (loss) pertaining to:

    Securities sold                                                                (13,202)      3,266         (22,926)       3,266

    Amortization of interest only strips                                               277         223             798          639

    Amortization of fair value adjustments of interest rate swap agreements            509          --           1,526           --
-----------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Loss Before Income Taxes and Cumulative

Effect of Change in Accounting Principle                                           (84,562)     (8,633)        (82,998)      (9,360)


Income Tax  Benefit                                                                (29,775)     (1,601)        (26,132)      (2,093)

-----------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Loss Before Cumulative Effect
  of Change in Accounting Principle                                                (54,787)     (7,032)        (56,866)      (7,267)


Cumulative Effect of Change in Accounting Principle, Net of Tax Benefit                 --     (30,760)             --      (30,760)

-----------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Loss                                                           (54,787)    (37,792)        (56,866)     (38,027)

-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income (Loss)                                                      $ (30,805)   $(59,618)      $  15,700     $ (9,042)

-----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


---------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                               Nine Months Ended
                                                                                        September 30,
                                                                              ----------------------------------
                                                                                   2001                2000
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                    $    72,566           $  28,985

Adjustments to reconcile net income to net cash provided (used) by operating activities:

   Cumulative effect of change in accounting principle, net                            --               19,125

   Amortization of intangible assets                                               11,732               12,045

   Provision for losses on loans and real estate                                   32,838               20,228

   Depreciation and amortization                                                   14,237               14,941

   Amortization (accretion) of deferred discounts and fees, net                    (1,301)               3,210

   Amortization of mortgage servicing rights                                       11,963                5,694

   Valuation adjustment of mortgage servicing rights                               23,041                   --

   Gain on sales of real estate and loans, net                                     (2,129)                (528)

   (Gain) loss on sales of  securities                                            (22,926)               3,266

   Gain on sale of  branches                                                      (15,556)             (11,022)

   Proceeds from sales of mortgage-backed securities - trading                         --               65,596

   Proceeds from sales of investment securities - trading                              --              339,123

   Proceeds from sales of loans                                                 2,026,843              739,486

   Origination of loans for resale                                               (636,031)            (224,906)

   Purchases of loans for resale                                               (1,582,984)            (554,982)

   Increase in bank owned life insurance                                          (10,387)                  --

   Decrease (increase)  in interest receivable                                     13,423              (10,200)

   Increase in interest payable and other liabilities                             155,179               51,374

   Other items, net                                                              (223,814)              49,907
                                                                              ===========            =========

           Total adjustments                                                     (205,872)             522,357
                                                                              ===========            =========

                Net cash (used) provided by operating activities                 (133,306)             551,342
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
---------------------------------------------------------------------------------------------------------------------------

Purchases of loans                                                               (342,606)            (811,143)

Repayment of loans, net of originations                                           632,992               61,490

Proceeds from sales of mortgage-backed securities available for sale              102,131               92,301

Principal repayments of mortgage-backed securities available for sale             446,592               74,855

Purchases of mortgage-backed securities available for sale                       (760,598)            (267,405)

Principal repayments of mortgage-backed securities held to maturity                    --               77,520

Purchases of mortgage-backed securities held to maturity                               --               (1,919)

Maturities and principal repayments of investment securities available
   for sale                                                                       112,259               10,389

Proceeds from sales of investment securities available for sale                   840,589               27,597

Purchases of investment securities available for sale                          (1,216,306)             (29,886)

Maturities and repayments of investment securities held to maturity                    --               14,465

Purchases of investment securities held to maturity                                    --               (8,150)

Purchases of mortgage loan servicing rights                                       (19,686)              (8,297)

Purchases of Federal Home Loan Bank stock                                         (57,049)             (32,001)

Proceeds from sales of Federal Home Loan Bank stock                                69,739                1,434

Proceeds from sales of real estate                                                 19,442               20,155

Payments to acquire real estate                                                      (782)                (453)

Disposition (purchase) of premises and equipment, net                              10,096               (1,039)

Other items, net                                                                   (2,868)             (11,024)
                                                                              ===========            =========

Net cash provided (used) by investing activities                                 (166,055)            (791,111)
---------------------------------------------------------------------------------------------------------------------------


                         COMMERCIAL FEDERAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                  (Unaudited)


--------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                            Nine Months Ended
                                                                                                     September 30,
                                                                                           -------------------------------
                                                                                               2001             2000
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

(Decrease) increase in deposits                                                             $ (997,768)       $    30,349

Proceeds from Federal Home Loan Bank advances                                                1,404,100          1,931,900

Repayments of Federal Home Loan Bank advances                                                 (241,050)        (1,421,300)

Proceeds from securities sold under agreements to repurchase                                   145,790             13,934

Repayments of securities sold under agreements to repurchase                                   (46,128)           (29,493)

Proceeds from issuance of other borrowings                                                     154,995                 --

Repayments of other borrowings                                                                 (15,438)            (5,972)

Payments of cash dividends on common stock                                                     (11,395)           (11,973)

Repurchases of common stock                                                                   (127,729)           (56,195)

Issuance of common stock                                                                         4,523              1,332

Other items, net                                                                                     5                 (3)
                                                                                            ----------        -----------
             Net cash provided by financing activities                                         269,905            452,579
-------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
-------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in net cash position                                                       (29,455)           212,810

Balance, beginning of year                                                                     192,358            220,946
                                                                                            ==========        ===========
Balance, end of period                                                                      $  162,903        $   433,756
-------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
-------------------------------------------------------------------------------------------------------------------------

Cash paid (received) during the period for:

   Interest expense                                                                         $  447,070        $   465,294

   Income taxes, net                                                                             1,041            (11,172)

Non-cash investing and financing activities:

   Securities transferred from held-to-maturity to trading                                          --            432,596

   Securities transferred from held-to-maturity to available for sale                               --          1,318,599

   Loans exchanged for mortgage-backed securities                                               32,975              9,325

   Loans transferred to real estate                                                             39,749             12,867

   Loans to facilitate the sale of real estate                                                     180                 --

   Common stock received in connection with employee benefits plan, net                           (114)              (135)



See accompanying Notes to Consolidated Financial Statements.

                         COMMERCIAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (Unaudited)

(Columnar Dollars in Footnotes are in Thousands Except Per Share Amounts)
--------------------------------------------------------------------------------

A.  BASIS OF CONSOLIDATION AND PRESENTATION:
--  ----------------------------------------

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

The accompanying interim consolidated financial statements have not been audited by independent auditors. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present the financial statements have been included. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's Transition Report on Form 10-K for the six month transition period ended December 31, 2000. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results which may be expected for the entire calendar year 2001.

B.  MORTGAGE BANKING ACTIVITIES:
--  ----------------------------

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


Mortgage servicing rights are included in the Consolidated Statement of Financial Condition under the caption "Other Assets." The activity of mortgage servicing rights, including related derivative activity, is summarized as follows for the following periods:

                                                                      Three Months Ended              Nine Months Ended
                                                                         September 30,                  September 30,
-----------------------------------------------------------------------------------------------------------------------
                                                                       2001        2000               2001        2000
-----------------------------------------------------------------------------------------------------------------------
Beginning balance                                                    $117,647    $86,371            $111,110    $84,053

Purchases of mortgage servicing rights                                  6,401      3,808              19,686      8,297

Mortgage servicing rights retained through loan sales                   3,672      1,293               8,739      2,727

Amortization expense                                                   (5,000)    (2,094)            (11,963)    (5,694)

Valuation adjustment                                                  (17,385)        --             (23,041)        --

Other items, net (principally derivative activity)                      2,729       (302)              3,533       (307)
-----------------------------------------------------------------------------------------------------------------------
Ending balance                                                       $108,064    $89,076            $108,064    $89,076
-----------------------------------------------------------------------------------------------------------------------


At September 30, 2001, the Corporation's mortgage servicing rights consist of the following:

Unamortized cost of mortgage servicing rights                                                                 $126,347
-----------------------------------------------------------------------------------------------------------------------
Valuation allowance for impairment losses                                                                      (23,624)
----------------------------------------------------------------------------------------------------------------------
Carrying value of mortgage servicing rights, net                                                               102,723

Fair value of related interest rate floor agreements                                                             5,341
----------------------------------------------------------------------------------------------------------------------
Reported balance                                                                                              $108,064
----------------------------------------------------------------------------------------------------------------------


The fair value of the Corporation's mortgage servicing rights totaled approximately $106,697,000 at September 30, 2001 compared to $133,454,000 at December 31, 2000. The valuation allowance for impairment losses totaled $23,624,000 at September 30, 2001 compared to $583,000 at December 31, 2000.

    ----------------------------------------

The following compares the key assumptions used in measuring the fair values and the sensitivity of the fair values of mortgage servicing rights at the periods presented:

                                                                   September 30, 2001                   December 31, 2000
                                                           -----------------------------------  ----------------------------------
                                                              Conventional       Governmental      Conventional      Governmental
                                                           -------------------  --------------  ------------------  --------------
Fair value                                                       $     54,339   $      52,358       $      65,724   $      67,730
Prepayment speed                                                  8.3% - 77.2%    7.8% - 98.0%        5.3% - 71.0%      0% - 63.3%
Weighted average prepayment speed                                        19.8%           19.2%               12.3%           12.7%
Discount rate                                                     9.4% - 14.0%   10.0% - 10.6%       10.1% - 12.0%   12.2% - 13.5%

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

The Corporation announced that 49 branches would either be sold or consolidated. As of September 30, 2001, twelve branches have been closed or consolidated and 26 branches sold. Purchase agreements on the remaining branches to be sold have been completed, and are scheduled to close in the fourth quarter of 2001, except for four branches in Minnesota with $20.6 million in total deposits which are being reoffered for sale. During the three and nine months ended September 30, 2001, the Corporation realized net gains totaling $11,483,000 and $15,556,000, respectively, relating to the branches sold. These gains were from the premiums received on the sales of deposits, loans and fixed assets and were recorded as a credit to the expense category "Exit Costs and Termination Benefits" during the three and nine months ended September 30, 2001. For the three and nine months ended September 30, 2001, the Corporation recorded net pre-tax credits totaling $11,043,000 and $13,040,000, respectively, to exit costs and termination benefits. This net credit is primarily due to the premiums received on the deposits sold partially offset by severance costs and expenses associated with right-sizing the branches and expenses to exit leasing operations.

A substantial portion of the leasing portfolio was sold on February 28, 2001 with the closing of the transaction on April 9, 2001. Additional expenses to finalize this transaction totaling $754,000 were recorded during the three months ended March 31, 2001.

Exit costs and termination benefits totaling $22,968,000 were recorded during the quarter ended September 30, 2000 pertaining to these August 2000 initiatives. During the three months ended September 30, 2000 the Corporation recorded a pre-tax charge of $16,992,000 related to exit costs and write-offs of intangible assets associated with the divestitures of the 49 branches to be sold or consolidated. The leasing portfolio was reclassified to held for sale during the September 30, 2000 quarter resulting in recording an adjustment to fair value and additional expenses totaling $4,983,000. In addition, the Corporation recorded $1,971,000 relating to the outplacement of personnel consisting of severance, benefits and related professional services. The Corporation also incurred fees totaling $1,546,000 for consulting services. These costs were related to the identification and implementation of the Corporation's key strategic initiatives.

     -----------------------------------------------

Total exit costs and termination benefits are summarized below for the following periods:

                                                                            Three Months Ended             Nine Months Ended
                                                                              September 30,                  September 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               2001        2000               2001       2000
-----------------------------------------------------------------------------------------------------------------------------------
Branch right-sizing costs                                                    $    440    $16,992           $  1,756    $16,642

Exiting leasing operations                                                         --      4,983                754      4,983

Management restructuring and personnel outplacement                                --      1,971                 --      1,971

Consulting services                                                                --      1,546                 --      1,546

Various other charges                                                              --         --                  6         --
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  440     25,492              2,516     25,142

Less net gains on the sales of branches                                       (11,483)    (2,524)           (15,556)    (2,524)
-----------------------------------------------------------------------------------------------------------------------------------
Total exit costs and termination benefits                                    $(11,043)   $22,968           $(13,040)   $22,618
-----------------------------------------------------------------------------------------------------------------------------------

D.    COMMON STOCK REPURCHASES:
      -------------------------

On May 7, 2001, the Board of Directors authorized the Corporation's fourth stock repurchase program. This repurchase program consists of 5,000,000 shares of the Corporation's outstanding common stock to be completed no later than December 31, 2002. Repurchases can be made at any time and in any amount, depending upon market conditions and various other factors. Any repurchase generally will be on the open-market, although privately negotiated transactions are also possible. In compliance with Nebraska law, all repurchased shares will be cancelled. Repurchases under this program began August 9, 2001 after the Corporation's third repurchase program of 5,500,000 shares was completed on August 8, 2001. For the three months ended September 30, 2001, there were 2,694,000 shares repurchased at a cost of $65,437,000. For the nine months ended September 30, 2001, there were 5,516,600 shares repurchased at a cost of $127,729,000.

The following table details of the Corporation's common stock repurchases since April 1999:

                                                    Shares of
                                                  Common Stock    Cost
--------------------------------------------------------------------------------

First authorization on April 28, 1999
 (completed December 1999)                          3,000,000   $ 66,007

Second authorization on December 27, 1999
 (completed August 2000)                            3,000,000     46,395

Third authorization on August 14, 2000
 (completed August 8, 2001)                         5,500,000    114,102

Fourth authorization on May 7, 2001
 (through September 30, 2001)                       2,055,500     50,291
--------------------------------------------------------------------------------
Totals through September 30, 2001                  13,555,500   $276,795
--------------------------------------------------------------------------------


E.    COMMITMENTS AND CONTINGENCIES:
      -----------------------------

At September 30, 2001, the Corporation's outstanding commitments, excluding undisbursed portions of loans in process, were as follows:

---------------------------------------------------------------------------------
Originate residential mortgage loans                                   $161,277
Purchase residential mortgage loans                                      78,706
Originate commercial real estate loans                                  157,331
Originate consumer, commercial operating and agricultural loans          18,340
Unused lines of credit for commercial and consumer use                  177,340
Purchase investment securities                                          101,980
Purchase mortgage-backed securities                                       3,039
---------------------------------------------------------------------------------
                                                                       $698,013
---------------------------------------------------------------------------------

Loan commitments, which are funded subject to certain limitations, extend over various periods of time. Generally, unused loan commitments are cancelled upon expiration of the commitment term as outlined in each individual contract.
These outstanding loan commitments to extend credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn upon. At September 30, 2001, the Corporation had approximately $514,000,000 in mandatory forward delivery commitments to sell residential mortgage loans. At September 30, 2001, loans sold subject to recourse provisions totaled approximately $9,366,000 which represents the total potential credit risk associated with these particular loans. Any credit risk would, however, be offset by the value of the single-family residential properties that collateralize these loans.

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

    --------------------------------

The parent company includes interest income earned on intercompany cash balances and intercompany transactions, interest expense on parent company debt and operating expenses for general corporate purposes. The contributions of the major business segments to the consolidated results for the three and nine months ended September 30, 2001 and 2000 are summarized in the following tables:


                                                  Community   Mortgage     Parent    Eliminations/   Consolidated
                                                   Banking     Banking    Company     Adjustments        Total
-----------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 2001:
Net interest income (expense)                      $ 72,741    $ 3,922     $(3,031)       $  4,595       $ 78,227
Provision for loan losses                           (19,665)      (135)         --              --        (19,800)
Non-interest income                                  32,251     (2,076)     26,175         (26,920)        29,430
Total other expense                                  43,991      9,192          76             (30)        53,229
Net income                                           26,956     (4,663)     23,982         (22,293)        23,982

Total revenue                                       242,185      1,846      26,175         (22,862)       247,344
Intersegment revenue                                (12,457)    11,858      26,100         (25,501)            --
-----------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 2000:
Net interest income (expense)                      $ 73,642    $ 3,616     $(3,644)       $  6,939       $ 80,553
Provision for loan losses                           (12,402)      (246)         --              --        (12,648)
Non-interest income                                  17,727     12,792     (19,214)         10,131         21,436
Total other expense                                  80,403      6,875         217             (30)        87,465
Net income (loss)                                   (22,394)     5,294     (21,826)         17,100        (21,826)

Total revenue                                       260,664     16,408     (19,095)         15,174        273,151
Intersegment revenue                                  5,295      6,387     (19,643)          7,961             --
-----------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2001:
Net interest income (expense)                      $211,014    $ 9,416     $(9,875)       $ 14,782       $225,337
Provision for loan losses                           (30,210)      (470)         --              --        (30,680)
Non-interest income                                  95,140     12,433      80,010         (98,090)        89,493
Total other expense                                 157,653     20,731         922             (90)       179,216
Net income                                           82,673        544      72,566         (83,217)        72,566

Total revenue                                       736,189     21,849      80,012         (85,702)       752,348
Intersegment revenue                                (21,198)    35,011      79,934         (93,747)            --
-----------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2000:
Net interest income (expense)                      $226,529    $13,653    $(11,040)       $ 19,607       $248,749
Provision for loan losses                           (19,360)      (288)         --              --        (19,648)
Non-interest income                                  70,572     47,120      36,564         (84,997)        69,259
Total other expense                                 200,292     27,913         455          (9,050)       219,610
Net income                                           35,150     21,190      28,985         (56,340)        28,985

Total revenue                                       766,184     60,781      36,683         (70,865)       792,783
Intersegment revenue                                 21,233     18,321      36,116         (75,670)            --
-----------------------------------------------------------------------------------------------------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following table. Prompt corrective action provisions pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for prompt corrective action provisions under FDICIA, the Bank must maintain certain minimum capital ratios as set forth below. At September 30, 2001, the Bank exceeded the minimum requirements for the well-capitalized category.

The following presents the Bank's regulatory capital levels and ratios relative to its respective minimum capital requirements as of September 30, 2001:


                                                                        Actual Capital                   Required Capital
                                                                 ---------------------------          -------------------------
                                                                     Amount          Ratio             Amount          Ratio
-------------------------------------------------------------------------------------------------------------------------------
OTS capital adequacy:

          Tangible capital                                          $753,914           5.92%          $191,080           1.50%

          Core capital                                               757,607           5.95            382,271           3.00

          Risk-based capital                                         845,990          11.10            609,952           8.00

FDICIA regulations to be classified well-capitalized:

          Tier 1 leverage capital                                    757,607           5.95            637,118           5.00

          Tier 1 risk-based capital                                  757,607           9.94            457,464           6.00

          Total risk-based capital                                   845,990          11.10            762,441          10.00
-------------------------------------------------------------------------------------------------------------------------------

The most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank's classification.

H.  CURRENT ACCOUNTING PRONOUNCEMENTS:
    ----------------------------------

Effective April 1, 2001, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140") which replaces SFAS No. 125. SFAS No. 140 revises the accounting standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125. Transfers of financial assets in which the transferor has some continuing involvement with the transferred assets or with the transferee raise the issues of whether transferred financial assets should be considered to be sold and a related gain or loss recorded, whether the assets should be considered to be collateral for borrowings, or whether the transfer should be accounted for at all. SFAS No. 125 addressed those issues, but further issues arose in implementation. SFAS No. 140 resolved those implementation issues. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over the assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The transferor has surrendered control over transferred assets if and only if all of certain specified conditions are met. The adoption of the provisions of this statement did not have any material effect on the Corporation's financial position, liquidity or results of operations.

     ----------------------------------------------

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

Also on July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") which supercedes APB Opinion No. 17 "Intangible Assets." The provisions of SFAS No. 142 require that upon initial adoption, amortization of goodwill will cease, and the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment under SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, or as of January 1, 2002 for the Corporation. At September 30, 2001, goodwill and core value of deposits totaled $164,857,000 and $30,394,000, respectively. Beginning January 1, 2002, goodwill will no longer be subject to amortization but will be evaluated at least annually for impairment. For the three and nine months ended September 30, 2001, amortization expense of goodwill totaled $1,980,000 and $6,183,000, respectively, and amortization expense of core value of deposits totaled $1,692,000 and $5,549,000, respectively. Management of the Corporation is currently evaluating the provisions of SFAS No. 142 and has not determined the total effect that the initial adoption of this statement will have on the Corporation's financial position, liquidity or results of operations.

On August 16, 2001, the FASB issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). The provisions of this statement require entities to record the fair value of a liability for an asset retirement obligation in the period that it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, or as of January 1, 2003 for the Corporation. Management of the Corporation does not believe that this statement will have any material effect on the Corporation's financial position, liquidity or results of operations.

On October 3, 2001, the FASB issued Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") that replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed of." This statement developed one accounting model, based on the provisions of SFAS No. 121, for long-lived assets to be disposed of by sale and addressed implementation issues arising from SFAS No. 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30 "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. SFAS. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, or as of January 1, 2002 for the Corporation. Provisions of this statement are generally to be applied prospectively. Management of the Corporation is currently evaluating the provisions of SFAS No. 144 but does not believe that this statement will have any material effect on the Corporation's financial position, liquidity or results of operations.

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

CHANGE IN FISCAL YEAR END:
--------------------------

On August 14, 2000, the Board of Directors approved a change in the Corporation's year end to December 31 from June 30. This change was effective beginning December 31, 2000. A December 31 year end allows the Corporation to be aligned with the financial industry from a reporting perspective and facilitates comparisons with industry norms.

KEY STRATEGIC INITIATIVES - AUGUST 2000:
----------------------------------------

On August 14, 2000, the Board of Directors approved a series of key strategic initiatives aimed at improving the overall operations of the Corporation, strengthening earnings and enhancing shareholder value. These key initiatives included a complete balance sheet review, a thorough assessment of the Bank's delivery and servicing systems, the sale of the underperforming leasing company, an acceleration of the disposition of other real estate owned and a management restructuring. For the three and nine months ended September 30, 2001, the Corporation realized pre-tax net gains (net of expenses) totaling approximately $11.0 million and $13.0 million, respectively, relating to these strategic initiatives. These net gains are primarily the result of the Corporation realizing pre-tax gains on the sales of 18 branches that were sold during the third quarter (26 branches sold year to date). These net gains for the three and nine months ended September 30, 2001 are classified in the general and administrative category "Exit Costs and Termination Benefits." For the three and nine months ended September 30, 2000 the Corporation recorded costs totaling $23.0 million and $22.6 million, respectively, primarily relating to these initiatives. See Note C "Exit Costs and Termination Benefits" in the Notes to Consolidated Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

The Corporation's principal asset is its investment in the capital stock of the Bank. Since the Corporation does not generate any significant revenues independent of the Bank, the Corporation's liquidity is dependent on the extent to which it receives dividends from the Bank. The Bank's ability to pay dividends to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Under the capital distribution regulations of the Office of Thrift Supervision ("OTS"), the Bank is permitted to pay capital distributions during a calendar year up to 100% of its retained net income (net income determined in accordance with generally accepted accounting principles less total capital distributions declared) for the current calendar year combined with the Bank's retained net income for the preceding two calendar years without requiring an application to be filed with the OTS. At September 30, 2001, the Bank's total distributions exceeded its retained income by $177.1 million under this regulation thereby requiring the Bank to file an application with the OTS for any capital distributions.

--------------------------------------------

The Corporation manages its liquidity at both the parent company and subsidiary levels. At September 30, 2001, the cash of Commercial Federal Corporation (the "parent company") totaled $5.1 million. Due to the parent company's limited independent operations, management believes that its cash balance at September 30, 2001, is currently sufficient to meet operational needs excluding funds necessary for interest and principal payments and the Board authorized repurchases of common stock. The parent company's ability to make future interest and principal payments on its $50.0 million of 7.95% fixed-rate subordinated extendible notes due December 1, 2006, on its $46.4 million of 9.375% fixed-rate junior subordinated debentures due May 15, 2027, and on its $63.0 million term note and revolving line of credit is dependent upon its receipt of dividends from the Bank. During the three and nine months ended September 30, 2001, the parent company received cash dividends totaling $17.0 million and $138.0 million, respectively, from the Bank. These dividends from the Bank were allocated for:

     o  interest payments totaling $7.6 million on the parent company's debt,

     o principal payments of $13.6 million on the parent company's five-year term note ($3.6 million) and revolving credit note ($10.0 million paid in full),

     o common stock cash dividends totaling $11.5 million paid by the parent company to its common stock shareholders, and

     o the financing of common stock repurchases totaling approximately $105.3 million.


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

The Corporation owes $50.0 million of 7.95% fixed-rate subordinated extendible notes due December 1, 2006 (the "Notes"). The contractual interest rate on the Notes is reset at the Corporation's option on December 1, 2001, to a rate and for a term of one, two, three or five years as determined by the Corporation.
On October 30, 2001, the Corporation announced that effective December 1, 2001, the interest rate will remain the same at 7.95% on these Notes. This interest rate will remain in effect until December 1, 2004. The Notes are redeemable by the holders with at least five business days notice prior to December 1, 2001, or on the next interest reset date (December 1, 2004) at par plus accrued interest to the date fixed for redemption. The Corporation may elect to redeem the Notes in whole on December 1, 2004, at par plus accrued interest to the date fixed for redemption. The Notes are unsecured general obligations of the Corporation.

During the three and nine months ended September 30, 2001, the Corporation purchased 2,694,000 shares and 5,516,600 shares, respectively, of its common stock at a cost of $65.4 million and $127.7 million, respectively. These repurchases were pursuant to the August 2000 Board authorization to repurchase 5,500,000 shares, which was completed on August 8, 2001, and to the Board authorization on May 7, 2001 to repurchase an additional 5,000,000 shares by December 31, 2002. Repurchase activity on the 5,000,000 shares began in August 2001 and is expected to be completed by December 31, 2001.

The Corporation's primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the FHLB and (iv) cash generated from operations. Net cash flows used by operating activities totaled $133.3 million for the nine months ended September 30, 2001, and net cash flows provided by operating activities totaled $551.3 million for the nine months ended September 30, 2000. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans.

Net cash flows used by investing activities totaled $166.1 million and $791.1 million, respectively, for the nine months ended September 30, 2001 and 2000. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities and (ii) the purchase and origination of loans, mortgage-backed and investment securities. During the first nine months of 2001, the Corporation sold investment and mortgage-backed securities totaling $919.8 million resulting in a pre-tax gain of $22.9 million. These gains on the sales of investment and mortgage-backed securities were recognized in part to offset the valuation adjustment loss of $23.0 million in the mortgage servicing rights portfolio. A substantial portion of the leasing portfolio was sold in February 2001 for cash and a secured note for $9.5 million. The cash proceeds totaling $34.8 million from the sale were received in April 2001.

--------------------------------------------

Net cash flows provided by financing activities totaled $269.9 million and $452.6 million, respectively, for the nine months ended September 30, 2001 and 2000. Deposits and advances from the FHLB have been the primary sources to balance the Corporation's funding needs during each of the periods presented. The Corporation experienced a net decrease in deposits of $997.8 million for the nine months ended September 30, 2001. The net decrease in deposits for the current period is primarily due to deposits sold pursuant to the branch divestiture initiative, the Corporation's reduction of brokered deposits for funding needs and run-off in the higher costing certificates of deposit portfolio as part of the Corporation's business plan. At September 30, 2001, brokered certificates of deposits totaled $116.0 million compared to $322.2 million at December 31, 2000. As part of the Corporation's key strategic initiatives, it was announced that 49 branches would be closed or sold in 2001. During the first nine months ended September 30, 2001, twelve branches were closed and 26 branches were sold. Deposits associated with the 26 sold branches totaled approximately $353.1 million. Management anticipates that the remaining branches, except for the four in Minnesota, will be sold in the fourth quarter of 2001. Deposits associated with these remaining branches approximated $122.3 million at September 30, 2001. During the nine months ended September 30, 2001, the Corporation continued to borrow long-term FHLB advances totaling $4.7 billion at September 30, 2001 compared to $3.6 billion at December 31, 2000. At September 30, 2001, the Corporation had borrowed $130.0 million of Federal funds and $20.0 million from the Treasury Tax and Loan program. During the nine months ended September 30, 2001 and 2000 the Corporation repurchased shares of its common stock totaling $127.7 million and $56.2 million, respectively.

At September 30, 2001, the Corporation issued commitments totaling approximately $698.0 million to fund and purchase loans and securities as follows: $38.6 million of single-family adjustable-rate mortgage loans, $201.4 million of single-family fixed-rate mortgage loans, $157.3 million of commercial real estate loans, $18.4 million of consumer, commercial operating and agricultural loans, $102.0 million of investments, $3.0 million of mortgage-backed securities and approximately $177.3 million of unused lines of credit for commercial and consumer use. These outstanding loan commitments to extend credit in order to originate loans or fund commercial and consumer loans lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described. In addition, at September 30, 2001, the Corporation had approximately $514.0 million in mandatory forward delivery commitments to sell residential mortgage loans.

The maintenance of an appropriate level of liquid resources to meet not only regulatory requirements but also to provide funding necessary to meet the Corporation's current business activities and obligations is an integral element in the management of the Corporation's assets. The OTS issued a final rule effective July 18, 2001 whereby savings institutions are only required to maintain sufficient liquidity to ensure their safe and sound operation. The Bank's liquidity ratio was 16.66% at September 30, 2001. Liquidity levels will vary depending upon savings flows, future loan fundings, cash operating needs, collateral requirements and general prevailing economic conditions. The Bank does not foresee any difficulty in meeting its liquidity requirements.

RESULTS OF OPERATIONS:
----------------------

Net income for the three months ended September 30, 2001, was $24.0 million, or $.48 per basic and diluted share, compared to a net loss of $21.8 million, or $.39 per basic and diluted share, for the three months ended September 30, 2000. The net increase in net income comparing the respective quarters is primarily due to a net decrease of $34.2 million in total other expense, a net increase of $8.0 million in total other income and the cumulative effect of change in accounting principle totaling a loss of $19.1 million (net of income taxes) recorded in the quarter ended September 30, 2000. These net increases to net income were partially offset by a net decrease of $9.5 million in net interest income after provision for loan losses and an increase of $6.1 million in the provision for income taxes. The cumulative effect of the change in accounting principle is the result of the adoption effective July 1, 2000 of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133").

Net income for the nine months ended September 30, 2001 was $72.6 million, or $1.41 per diluted share ($1.42 per basic share), compared to net income of $29.0 million, or $.51 per basic and diluted share, for the nine months ended September 30, 2000. The net increase in net income comparing the respective periods is primarily due to a net decrease of $40.4 million in total other expense, a net increase of $20.2 million in total other income and the $19.1 million cumulative effect of change in accounting principle. These net increases to net income were partially offset by a net decrease of $34.4 million in net interest income after provision for loan losses and an increase of $1.7 million in the provision for income taxes.

Net Interest Income:
--------------------

Net interest income totaled $78.2 million for the three months ended September 30, 2001, compared to $80.6 million for the three months ended September 30, 2000, a decrease of approximately $2.3 million, or 2.9%. During the three months ended September 30, 2001 and 2000, interest rate spreads were 2.70% and 2.45%, respectively, an increase of 25 basis points; and the net yield on interest-earning assets was 2.65% and 2.49%, an increase of 16 basis points.
Net interest income decreased for the three months ended September 30, 2001 compared to 2000 due to the decrease of approximately $241.5 million in the net-earnings balance (the difference between average interest-bearing liabilities and average interest-earning assets). The increase in the interest rate spread is due primarily to a 66 basis point decrease in the rate paid on interest-bearing liabilities attributable mainly to decreases in the rates on FHLB advances and deposits, partially offset by a 41 basis point decrease in the yield received on interest-earning assets. Total interest expense decreased $31.5 million comparing the three months ended September 30, 2001 to 2000 due to lower costs of funds and a net decrease of $878.7 million in average interest-bearing liabilities. Total interest income decreased $33.8 million over the same three-month periods primarily due to a net decrease of $1.1 billion in average interest-earning assets ($1.7 billion in real estate loans). The decreases in these average balances is due to the balance sheet restructuring completed during the six months ended December 31, 2000.

Net interest income totaled $225.3 million for the nine months ended September 30, 2001 compared to $248.7 million for the nine months ended September 30, 2000, a decrease of $23.4 million, or 9.4%. During the nine months ended September 30, 2001 and 2000, interest rate spreads were 2.58% and 2.51%, respectively, an increase of seven basis points; while the net yield on interest-earning assets was 2.57% and 2.63%, a decrease of six basis points. Net interest income decreased for the nine months ended September 30, 2001 compared to 2000 due to the generally higher interest rate environment experienced during calendar year 2000 and the decrease of $264.1 million in the net-earnings balance. The increase in the interest rate spread is due primarily to a 14 basis point decrease in the rate paid on interest-bearing liabilities. Total interest expense decreased $37.3 million, and the average interest-bearing liabilities decreased $673.8 million, comparing the respective nine-month periods. However, total interest income decreased $60.7 million over the same nine-month periods primarily due to a net decrease of $937.9 million in average interest-earning assets ($1.3 billion in real estate loans). The decreases in these average balances is due to the balance sheet restructuring completed during the six months ended December 31, 2000.

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

The following table presents certain information concerning yields earned on interest-earning assets and rates paid on interest-bearing liabilities during and at the end of each of the periods presented:

                                         For the          For the Nine
                                       Three Months       Nine Months
                                          Ended              Ended                 At
-------------------------------------------------------------------------------------------
                                      September 30,       September 30,       September 30,
                                      -------------       -------------       -------------
                                       2001    2000        2001    2000       2001     2000
-------------------------------------------------------------------------------------------
Weighted average yield on:
   Loans                              7.76%   7.91%       7.91%   7.82%       7.67%   7.95%
   Mortgage-backed securities         6.37    6.75        6.57    6.53        6.57    6.75
   Investments                        6.10    7.69        6.35    7.19        5.21    7.14
-------------------------------------------------------------------------------------------
     Interest-earning assets          7.37    7.78        7.56    7.63        7.22    7.76
-------------------------------------------------------------------------------------------
Weighted average rate paid on:
   Savings deposits                   3.06    3.50        3.23    3.24        2.83    3.56
   Other time deposits                5.34    5.81        5.69    5.54        5.12    5.94
   Advances from FHLB                 5.29    5.97        5.64    5.83        5.10    6.12
   Securities sold under
    agreements to repurchase          5.17    4.99        5.68    5.00        5.17    4.91
   Other borrowings                   5.91    7.91        7.06    7.98        5.32    8.70
-------------------------------------------------------------------------------------------
     Interest-bearing liabilities     4.67    5.33        4.98    5.12        4.47    5.46
-------------------------------------------------------------------------------------------
Net interest rate spread              2.70%   2.45%       2.58%   2.51%       2.75%   2.30%
-------------------------------------------------------------------------------------------
Net annualized yield on
 interest-earning assets              2.65%   2.49%       2.57%   2.63%       2.73%   2.42%
-------------------------------------------------------------------------------------------

--------------------------------

The following table presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expens-e, and average yields and rates during the three and nine months ended September 30, 2001.
This table includes nonaccruing loans averaging $94.2 million and $96.9 million, respectively, for the three and nine months ended September 30, 2001, as interest-earning assets at a yield of zero percent:

                                                   Three Months Ended                            Nine Months Ended
                                                   September 30, 2001                            September 30, 2001
                                           --------------------------------------       -------------------------------------
                                                                     Annualized                                    Annualized
                                           Average                     Yield/            Average                     Yield/
                                           Balance        Interest      Rate             Balance        Interest      Rate
-----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:

   Loans                                     $ 8,747,301   $170,059        7.76%           $ 8,859,341   $525,105        7.91%

   Mortgage-backed securities                  1,741,497     27,739        6.37              1,641,316     80,857        6.57

   Investments                                 1,318,887     20,116        6.10              1,195,518     56,893        6.35
-----------------------------------------------------------------------------------------------------------------------------
      Interest-earning assets                 11,807,685    217,914        7.37             11,696,175    662,855        7.56
-----------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:

   Savings deposits                            3,402,094     26,215        3.06              3,408,001     82,414        3.23

   Other time deposits                         3,505,841     47,223        5.34              3,904,787    166,265        5.69

   Advances from FHLB                          4,492,384     60,716        5.29              4,076,319    174,400        5.64

   Securities sold under
      agreements to repurchase                   106,084      1,402        5.17                 74,354      3,204        5.68

   Other borrowings                              279,636      4,131        5.91                212,281     11,235        7.06
-----------------------------------------------------------------------------------------------------------------------------
      Interest-bearing liabilities            11,786,039    139,687        4.67             11,675,742    437,518        4.98
-----------------------------------------------------------------------------------------------------------------------------
Net earnings balance                         $    21,646                                   $    20,433
                                             ===========                                   ===========

Net interest income                                        $ 78,227                                      $225,337
                                                           ========                                      ========
Net interest rate spread                                                   2.70%                                         2.58%
-----------------------------------------------------------------------------------------------------------------------------
Net annualized yield on
   interest-earnings assets                                                2.65%                                         2.57%
-----------------------------------------------------------------------------------------------------------------------------

The Corporation's net earnings balance decreased by $264.1 million during the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. This decrease in the net earnings balance comparing these periods is primarily due to the restructuring of the balance sheet, the repurchases of common stock totaling $154.3 million over the last twelve months and the funding of the $200.0 million bank owned life insurance ("BOLI") program. The BOLI asset is excluded from the average balance of interest-earning assets and the BOLI related income is recorded in other income.

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


                                                           Three Months Ended                      Nine Months Ended
                                                            September 30, 2001                     September 30, 2001
                                                               Compared to                            Compared to
                                                            September 30, 2000                     September 30, 2000
                                                     -----------------------------------------------------------------------
                                                        Increase (Decrease) Due to            Increase (Decrease) Due to
----------------------------------------------------------------------------------------------------------------------------
                                                       Volume       Rate       Total          Volume       Rate      Total
----------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans                                               $(33,983)  $ (4,464)   $(38,447)       $(74,721)  $ 3,653    $(71,068)
   Mortgage-backed securities                             8,100     (1,232)      6,868          18,620       344      18,964
   Investments                                            2,770     (4,992)     (2,222)           (953)   (7,612)     (8,565)
----------------------------------------------------------------------------------------------------------------------------
      Interest income                                   (23,113)   (10,688)    (33,801)        (57,054)   (3,615)    (60,669)
----------------------------------------------------------------------------------------------------------------------------

Interest expense:
   Savings deposits                                       2,889     (4,348)     (1,459)          9,745    (6,083)      3,662
   Other time deposits                                   (9,743)    (4,647)    (14,390)        (13,912)    4,663      (9,249)
   Advances from FHLB                                    (9,009)    (8,366)    (17,375)        (28,345)   (6,246)    (34,591)
   Securities sold under agreements to repurchase         1,017         14       1,031           1,981       163       2,144
   Other borrowings                                       1,736     (1,018)        718           2,078    (1,301)        777
----------------------------------------------------------------------------------------------------------------------------
      Interest expense                                  (13,110)   (18,365)    (31,475)        (28,453)   (8,804)    (37,257)
----------------------------------------------------------------------------------------------------------------------------
Effect on net interest income                          $(10,003)  $  7,677    $ (2,326)       $(28,601)  $ 5,189    $(23,412)
----------------------------------------------------------------------------------------------------------------------------

Provision for Loan Losses:
--------------------------

The Corporation recorded loan loss provisions totaling $19.8 million and $30.7 million, respectively, for the three and nine months ended September 30, 2001 compared to $12.6 million and $19.6 million, respectively, for the same periods ended September 30, 2000. Net loans charged-off totaled $4.9 million and $14.2 million for the three and nine months ended September 30, 2001, compared to $9.6 million and $21.4 million for the three and nine months ended September 30, 2000. The net charge-offs are lower for the current quarter and nine month period compared to the respective year-ago periods due to decreases in charge-offs for leases and commercial real estate loans, partially offset by increases in charge-offs for consumer, construction and credit card loans for the three month period and decreases in charge-offs for leases, commercial operating loans and commercial real estate loans partially offset by increases in charge-offs for consumer, agricultural and construction loans for the nine month period.
The Corporation's provision for loan losses increased in the current year periods compared to the year-ago periods. A significant reason for these increases is primarily due to the potentially negative impact on the ability of borrowers to pay their loans attributable to the recessionary economic conditions present in the third quarter of 2001, and the continued deterioration in the economy. The allowance for loan losses is based upon management's continuous evaluation of the collectibility of outstanding loans, which takes into consideration such factors as changes in the composition of the loan portfolio and economic conditions that may affect the borrower's ability to pay, regular examinations by the Corporation's credit review group of specific problem loans and of the overall portfolio quality and real estate market conditions in the Corporation's lending areas. The allowance for credit losses totaled $99.8 million at September 30, 2001, or 108.1% of total nonperforming loans, compared to $83.4 million, or 87.0% at December 31, 2000.

--------------------------------------

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

Nonperforming assets are monitored on a regular basis by the Corporation's internal credit review and problem asset groups. Nonperforming assets are summarized as of the dates indicated:

                                                                                           September 30,   December 31,
                                                                                                2001          2000
-----------------------------------------------------------------------------------------------------------------------
Nonperforming loans:
   Residential real estate                                                                      $ 60,985       $ 81,406
   Commercial real estate                                                                         23,920          4,446
   Consumer                                                                                        7,288          7,271
   Leases and other loans                                                                            130          2,748
-----------------------------------------------------------------------------------------------------------------------
       Total                                                                                      92,323         95,871
-----------------------------------------------------------------------------------------------------------------------
Real estate:
   Commercial                                                                                      9,055         10,198
   Residential                                                                                    38,234         15,824
-----------------------------------------------------------------------------------------------------------------------
       Total                                                                                      47,289         26,022
-----------------------------------------------------------------------------------------------------------------------
Troubled debt restructurings:
   Commercial                                                                                      3,092          4,195
   Residential                                                                                        67             90
-----------------------------------------------------------------------------------------------------------------------
       Total                                                                                       3,159          4,285
-----------------------------------------------------------------------------------------------------------------------

Total nonperforming assets                                                                      $142,771       $126,178
-----------------------------------------------------------------------------------------------------------------------

Nonperforming loans to total loans                                                                  1.03%          1.05%
Nonperforming assets to total assets                                                                1.10%          1.01%
-----------------------------------------------------------------------------------------------------------------------

Total allowance for loan losses (1)                                                             $ 99,755       $ 83,439
-----------------------------------------------------------------------------------------------------------------------

Allowance for loan losses to total loans                                                            1.11%           .91%
Allowance for loan losses to total nonperforming assets                                            69.87%         66.13%
-----------------------------------------------------------------------------------------------------------------------


(1) Includes $90,000 and $1,176,000 at September 30, 2001 and December 31, 2000,
    respectively, in allowance for losses established on loans and leases held for sale.
--------------------------------------------------------------------------------
Nonperforming loans at September 30, 2001, decreased by $3.5 million compared to December 31, 2000, primarily due to the foreclosure of a residential construction loan totaling $22.7 million and the decrease in the leasing portfolio partially offset by two commercial real estate groups of loans totaling $20.8 million becoming 90 days past due and general increases in the residential real estate loan portfolio. The $2.6 million net decrease in leases and other loans reflects the Corporation's sale of a substantial portion of the leasing portfolio during the first quarter of 2001. The net increase in real estate of $21.3 million at September 30, 2001, compared to December 31, 2000, is due primarily to the addition of the residential construction property discussed above with a total cost basis of $23.2 million as of September 30, 2001.

Retail Fees and Charges:
------------------------

Retail fees and charges totaled $13.4 million and $39.1 million, respectively, for the three and nine months ended September 30, 2001, compared to $12.7 million and $35.2 million, respectively, for the three and nine months ended September 30, 2000. Increases in the volume of certain checking accounts and an increased pricing structure effective September 1, 2001, related ancillary fees for overdraft and insufficient funds charges and increased transaction usage relating to debit cards are the primary reasons for the increases over the respective periods.

Loan Servicing Fees:
--------------------

The major components of loan servicing fees for the periods indicated are as follows:

                                                                        Three Months                         Nine Months
                                                                           Ended                                Ended
                                                                        September 30,                        September 30,
-------------------------------------------------------------------------------------------------------------------------------
                                                                       2001            2000                 2001          2000
-------------------------------------------------------------------------------------------------------------------------------

Revenue from loan servicing fees
 and late loan payment fees                                          $  9,749        $ 8,081              $ 29,603      $24,656

Amortization of mortgage servicing rights                              (5,000)        (2,094)              (11,963)      (5,694)

Valuation adjustments for impairment losses                           (17,385)            --               (23,041)          --
-------------------------------------------------------------------------------------------------------------------------------
Loan servicing fees, net                                             $(12,636)       $ 5,987              $ (5,401)     $18,962
-------------------------------------------------------------------------------------------------------------------------------

The amount of revenue generated from loan servicing fees, and changes in comparing periods, is primarily due to the average size of the Corporation's portfolio of mortgage loans serviced for other institutions and the level of rates for service fees collected, partially offset by the amortization expense of mortgage servicing rights and valuation allowances. The loan servicing fees category also includes fees collected for late loan payments. The net increases in revenue comparing the three and nine month periods of 2001 to 2000 were due to a higher average balance of mortgage loans serviced slightly offset by a lower level of service fee rates comparing the respective periods. The increases in amortization expense of mortgage servicing rights reflect an increase in prepayments due to the lower interest rate environment comparing the respective periods. The amount of amortization expense of mortgage servicing rights is determined, in part, by mortgage loan pay-downs in the servicing portfolio that are influenced by changes in interest rates. In addition, valuation adjustments totaling $17.4 million and $23.0 million in impairment losses were recorded during the three and nine months ended September 30, 2001, as reductions of loan servicing fees and of the carrying amount of the mortgage servicing rights portfolio. The valuation allowances are due to an increase in loan prepayment speeds resulting from a decrease in interest rates during the nine months ended September 30, 2001 compared to December 31, 2000. At September 30, 2001 and 2000, the Corporation's portfolio of mortgage loans serviced for other institutions approximated $9.6 billion and $7.3 billion, respectively. The mortgage loans serviced balance at September 30, 2001, includes the $1.6 billion of residential loans securitized and sold in November 2000 with servicing retained.

The fair value of the Corporation's loan servicing portfolio increases as interest rates rise and loan prepayments decrease. It is expected that income generated from the Corporation's loan servicing portfolio will increase in such an environment. However, this positive effect on the Corporation's income is offset, in part, by a decrease in additional servicing fee income attributable to new loan originations, which historically decrease in periods of higher, or increasing, mortgage interest rates, and by an increase in expenses from loan production costs since a portion of such costs cannot be deferred due to lower loan originations. Conversely, the value of the Corporation's loan servicing portfolio will decrease as mortgage interest rates decline.

Gain (Loss) on Sales of Securities and Changes in Fair Value of Derivatives:
----------------------------------------------------------------------------

During the three and nine months ended September 30, 2001 and 2000, the following transactions were recorded:

                                                                                  Three Months                   Nine Months
                                                                                     Ended                          Ended
                                                                                 September 30,                  September 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                2001       2000                2001       2000
-----------------------------------------------------------------------------------------------------------------------------------
Gain (loss) on the sales of available-for-sale securities:

  Investment securities                                                        $13,202    $ 1,022             $19,355    $ 1,022

  Mortgages-backed securities                                                       --     (4,288)              3,571     (4,288)
-----------------------------------------------------------------------------------------------------------------------------------
Net gain (loss) on sales                                                        13,202     (3,266)             22,926     (3,266)

Changes in the fair value of interest rate floor
  agreements not qualifying for hedge accounting                                 2,729         14               1,335         14

Amortization expense on the deferred loss ($8,601)
  on terminated interest rate swap agreements                                     (509)        --              (1,526)        --

Other activity                                                                      16        (11)                  2        (11)
-----------------------------------------------------------------------------------------------------------------------------------

Gain (loss) on sales of securities and changes in fair value of
  derivatives                                                                  $15,438    $(3,263)            $22,737    $(3,263)
-----------------------------------------------------------------------------------------------------------------------------------

During the three and nine months ended September 30, 2001, the Corporation realized pre-tax gains on the sales of available-for-sale investment and mortgage-backed securities totaling $13.2 million and $22.9 million, respectively. These net gains were recognized primarily to offset the valuation adjustment loss of $23.0 million in the mortgage servicing rights portfolio as of September 30, 2001. Effective July 1, 2000, the Corporation adopted the provisions of SFAS No. 133. The Corporation has interest rate floor agreements that under SFAS No. 133 are recorded at fair value with the changes in fair value reported in current earnings for the three and nine months ended September 30, 2001, totaling $2.7 million and $1.3 million, respectively. In addition, in December 2000, the Corporation incurred losses totaling $8.6 million on terminated interest rate swap agreements. Since the related hedged FHLB advances and deposit liabilities were not paid this loss is included in other comprehensive income (loss) with $509,000 and $1.5 million, respectively, amortized to operations during the three and nine months ended September 30, 2001. The unamortized balance totaled $6.9 million at September 30, 2001.

Gain (Loss) on Sales of Loans:
------------------------------

During the three and nine months ended September 30, 2001 and 2000, the following transactions were recorded:

                                                                               Three Months               Nine Months
                                                                                   Ended                     Ended
                                                                               September 30,              September 30,
-----------------------------------------------------------------------------------------------------------------------
                                                                             2001       2000            2001       2000
-----------------------------------------------------------------------------------------------------------------------
Net gain (loss) on sales of loans                                          $ 3,259    $ (93)          $  (925)    $(444)
-----------------------------------------------------------------------------------------------------------------------
Changes in the fair value of derivative financial instruments and certain hedged items:

Forward loan sales commitments                                              (8,529)     460            (6,531)      460

Conforming loan commitments                                                  3,599     (381)            1,911      (381)

Loan warehouse fair value hedge                                              5,066       --             7,154        --

Net changes in fair value                                                      136       79             2,534        79
-----------------------------------------------------------------------------------------------------------------------
Gain (loss) on sales of loans, net                                         $ 3,395    $ (14)          $ 1,609     $(365)
-----------------------------------------------------------------------------------------------------------------------

Loans are typically originated by the mortgage banking operations and sold in the secondary market with loan servicing retained and without recourse to the Corporation. The Corporation has derivative financial instruments and certain hedged items that under SFAS No. 133 are recorded at fair value with the changes in fair value reported in current earnings for the three and nine months ended September 30, 2001, totaling $136,000 and $2.5 million, respectively.

Real Estate Operations:
-----------------------

The Corporation recorded net losses from real estate operations totaling $1.4 million and $3.2 million for the three and nine months ended September 30, 2001 compared to $898,000 and $1.1 million for the three and nine months ended September 30, 2000. Real estate operations reflect impairment losses for real estate, net real estate operating activity, and gains and losses on dispositions of real estate. The net increases in the losses for real estate operations compared to the respective 2000 periods are due primarily to increases in impairment losses, primarily three commercial properties which have been sold, and decreases in the gains on properties sold.

Other Operating Income:
-----------------------

Other operating income totaled $11.2 million and $34.6 million, respectively, for the three and nine months ended September 30, 2001, compared to $6.9 million and $19.8 million, respectively, for the three and nine months ended September 30, 2000. In December 2000, the Corporation invested in a BOLI program with a contract value of $200.0 million. During the three and nine months ended September 30, 2001, revenue from the BOLI program totaled $3.7 million and $11.0 million, respectively. The net increases for the three and nine months ended September 30, 2001, compared to the prior year periods are primarily attributable to the revenue from the BOLI program and to increased revenues from rental income and insurance commissions.

General and Administrative Expenses:
------------------------------------

Total general and administrative expenses approximated $49.6 million and $167.5 million, respectively, for the three and nine months ended September 30, 2001, compared to $83.4 million and $207.6 million, respectively, for the three and nine months ended September 30, 2000. Excluding exit costs and termination benefits, general and administrative expenses totaled $60.6 million for the three months ended September 30, 2001 compared to $60.4 million for the 2000 quarter, and $180.5 million for the nine months ended September 30, 2001 compared to $184.9 million for the nine months ended September 30, 2000. The net decrease compared to the prior year nine month period is primarily due to a reduction in the number of full-time equivalent employees comparing the respective periods, management's emphasis on tighter cost controls and the effect of certain initiatives beginning with the November 1999 branch divestitures and employee force reduction and the August 2000 key strategic initiatives.

Exit Costs and Termination Benefits:
------------------------------------

The Corporation realized net gains for the three and nine months ended September 30, 2001, totaling $11.0 million and $13.0 million, respectively, compared to expenses totaling $23.0 million and $22.6 million, respectively, for the three and nine months ended September 30, 2000. The net gains for 2001 are due to premiums received on the sale of branches partially offset by severance costs associated with branch right-sizing and expenses to exit leasing operations.
The expenses for 2000 are due to costs associated with the August 2000 key strategic initiatives, primarily the exit costs and write-offs of intangible assets associated with the branch divestitures. See Note C "Exit Costs and Termination Benefits" in the Notes to Consolidated Financial Statements for additional information.

Amortization of Core Value of Deposits and Goodwill:
----------------------------------------------------

For the three and nine months ended September 30, 2001 amortization of core value of deposits and goodwill totaled $3.7 million and $11.7 million, respectively, compared to $4.1 million and $12.0 million, respectively, for the three and nine months ended September 30, 2000. The net decreases in amortization expense for the three and nine months ended September 30, 2001 compared to 2000 are primarily due to the discontinuation of amortization expense associated with the write-off of a portion of intangible assets from the August 2000 branch divestiture initiatives.

Provision for Income Taxes:
---------------------------

The provision for income taxes totaled $10.6 million and $32.4 million, respectively, for the three and nine months ended September 30, 2001, compared to $4.6 million and $30.6 million, respectively, for the three and nine months ended September 30, 2000. The effective income tax rates for the three and nine months ended September 30, 2001 were 30.7% and 30.8%, respectively, compared to 244.0% and 38.9%, respectively, for the three and nine months ended September 30, 2000. The effective income tax rates are lower for the quarter and nine months ended September 30, 2001 compared to the respective 2000 periods due to increases in tax-exempt interest income and the tax benefits from the BOLI program. The effective tax rate for the three and nine months ended September 30, 2001 varies from the statutory rate primarily due to tax benefits from the BOLI, tax-exempt interest income and tax credits.

---------------------------------------

The disproportionate effective tax rate of 244.0% for the quarter ended September 30, 2000 is high primarily due to the nonrecurring charge recorded in that quarter for nondeductible goodwill totaling $12.6 million in relation to the amount of income before taxes. Excluding nonrecurring charges, the effective tax rates were 33.2% and 33.7%, respectively, for the three and nine months ended September 30, 2000, both of which differ from the 35.0% statutory rate due to tax exempt interest income, low income housing tax credits and increase in cash surrender value on life insurance.

Cumulative Effect of Change in Accounting Principle:
---------------------------------------------------

Effective July 1, 2000, the Corporation adopted the provisions of SFAS No. 133 that requires the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. The Corporation's interest rate floor agreements, forward loan sales commitments and conforming loan commitments do not qualify for hedge accounting. Since these derivatives do not qualify for hedge accounting, this statement required that upon initial adoption, the fair value of these derivatives be recorded as a charge to operations on July 1, 2000, as a cumulative effect of change in accounting principle. The fair value of these derivatives totaling $1.0 million was recorded as a charge to operations on July 1, 2000, as part of a cumulative effect of a change in accounting principle.

Also under the provisions of SFAS No. 133 the Corporation transferred approximately $1.8 billion of held-to-maturity securities to the available-for-sale and trading portfolios on July 1, 2000. The transfer of these securities resulted in an after-tax loss of $18.5 million ($28.4 million pre-tax) recorded against current operations on July 1, 2000 as a cumulative adjustment of a change in accounting principle, net of income tax benefits.

Adopting the provisions of SFAS No. 133 on July 1, 2000, which included the transfer of securities and recording the fair value of the derivative instruments, had the following effect on operations and other comprehensive income (loss) for the three and nine months ended September 30, 2000:


                                                                                         Pre-tax
                                                                                           Gain      Income     Net Gain
                                                                                          (Loss)      Taxes      (Loss)
------------------------------------------------------------------------------------------------------------------------
  Recorded to current operations as a cumulative effect of a change in accounting principle:

    Transfer of securities from held-to-maturity to trading                              $(28,435)   $ 9,952    $(18,483)

    Fair value of interest rate floor agreements                                             (316)       114        (202)

    Fair value of forward loan sales commitments                                           (1,420)       510        (910)

    Fair value of conforming loan commitments                                                 734       (264)        470
------------------------------------------------------------------------------------------------------------------------
                                                                                         $(29,437)   $10,312    $(19,125)
------------------------------------------------------------------------------------------------------------------------

  Recorded to other comprehensive income (loss) as a cumulative effect of a change in accounting principle:

    Transfer of securities from held-to-maturity to available for sale                   $(59,192)   $22,984    $(36,208)

    Fair value of interest rate swap agreements                                             8,686     (3,238)      5,448
------------------------------------------------------------------------------------------------------------------------
                                                                                         $(50,506)   $19,746    $(30,760)
------------------------------------------------------------------------------------------------------------------------



                     Item 3.  QUANTITATIVE AND QUALITATIVE
                     --------------------------------------
                         DISCLOSURES ABOUT MARKET RISK
                         -----------------------------


Information as of September 30, 2001, concerning the Corporation's exposure to market risk, which has remained relatively unchanged from December 31, 2000, is incorporated by reference under Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Form 10-K Transition Report for the Corporation's six month transition period ended December 31, 2000.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 5.  Other Information
         -----------------

The Corporation owes $50.0 million of 7.95% fixed-rate subordinated extendible notes due December 1, 2006. The contractual interest rate on the Notes is reset at the Corporation's option on December 1, 2001, to a rate and for a term of one, two, three or five years as determined by the Corporation. On October 30, 2001, the Corporation announced that effective December 1, 2001, the interest rate will remain the same at 7.95% on these Notes. This interest rate will remain in effect until December 1, 2004. The Notes are redeemable by the holders with at least five business days notice prior to December 1, 2001, or on the next interest reset date (December 1, 2004) at par plus accrued interest to the date fixed for redemption. The Corporation may elect to redeem the Notes in whole on December 1, 2004, at par plus accrued interest to the date fixed for redemption. The Notes are unsecured general obligations of the Corporation.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a).  Exhibits:

         None

         (b). Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      COMMERCIAL FEDERAL CORPORATION
                                      ------------------------------
                                      (Registrant)



Date:  November 14, 2001              /s/ David S. Fisher
       -----------------              -------------------
                                      David S. Fisher, Executive Vice President
                                      and Chief Financial Officer
                                      (Principal Financial Officer)



Date:  November 14, 2001              /s/ Gary L. Matter
       -----------------              ------------------
                                      Gary L. Matter, Senior Vice President,
                                      Controller and Secretary
                                      (Principal Accounting Officer)