Form 10-K405
period 2001-12-31
COMMERCIAL FEDERAL CORP
filed 2002-04-01
CIK 744778

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the calendar year ended December 31, 2001, or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                        Commission File Number: 1-11515
                          ---------------------------


                        COMMERCIAL FEDERAL CORPORATION
              --------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                      Nebraska                     47-0658852
          --------------------------------- -------------------------
                   (State or Other
           Jurisdiction of Incorporation or     (I.R.S. Employer
                    Organization)              Identification No.)
              13220 California Street,
                   Omaha, Nebraska                    68154
          --------------------------------- -------------------------
                (Address of Principal
                  Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:  (402) 554-9200

Securities registered pursuant to Section 12(b) of the Act:

               Common Stock, Par Value
                   $.01 Per Share        New York Stock Exchange
                   --------------       -------------------------
                (Title of Each Class)   (Name of Each Exchange on
                                            Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the registrant's common stock as quoted on the New York Stock Exchange on March 21, 2002, was $1,044,091,891. As of March 21, 2002, there were issued and outstanding 45,245,860 shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2002 Annual Meeting of
Stockholders--See Part III.
================================================================================

                        COMMERCIAL FEDERAL CORPORATION

                                FORM 10-K INDEX

                                                                            Page No.
                                                                            --------
PART I   Item 1.  Business.................................................     3

         Item 2.  Properties...............................................    42

         Item 3.  Legal Proceedings........................................    42

         Item 4.  Submission of Matters to a Vote of Security Holders......    42
-------- -------- --------------------------------------------------------- --------
PART II  Item 5.  Market for Commercial Federal Corporation's Common Equity
                  and Related Stockholder Matters..........................    43

         Item 6.  Selected Financial Data..................................    44

         Item 7.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............    46

         Item 7A. Quantitative and Qualitative Disclosures
                  About Market Risk........................................    74

         Item 8.  Financial Statements and Supplementary Data..............    74

         Item 9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure...................   132
-------- -------- --------------------------------------------------------- --------
PART III Item 10. Directors and Executive Officers of
                  Commercial Federal Corporation...........................   132

         Item 11. Executive Compensation...................................   133

         Item 12. Security Ownership of Certain
                  Beneficial Owners and Management.........................   133

         Item 13. Certain Relationships and Related Transactions...........   134
-------- -------- --------------------------------------------------------- --------
PART IV  Item 14. Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K......................................   134
-------- -------- --------------------------------------------------------- --------
SIGNATURES.................................................................   135
-------- -------- --------------------------------------------------------- --------

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

General

   Commercial Federal Corporation (the "Corporation") was incorporated in the state of Nebraska on August 18, 1983, as a unitary non-diversified savings and loan holding company. The primary purpose of the Corporation was to acquire all of the capital stock of Commercial Federal Bank, a Federal Savings Bank (the "Bank") in connection with the Bank's 1984 conversion from mutual to stock ownership. A secondary purpose was to provide the structure to expand and diversify the Corporation's financial services to activities allowed by regulation to a unitary savings and loan holding company. The general offices of the Corporation are located at 13220 California Street, Omaha, Nebraska 68154.

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

   The assets of the Corporation, on an unconsolidated basis, substantially consist of 100% of the Bank's common stock. The Corporation has no significant independent source of income, and therefore depends almost exclusively on dividends from the Bank to meet its funding requirements. During the calendar year ended December 31, 2001, the Corporation incurred interest expense on its $21.7 million of subordinated extendible notes, $46.4 million of junior subordinated deferrable interest debentures and $64.4 million on an unsecured term note and revolving line of credit. Interest is payable monthly on the subordinated extendible notes and quarterly on the junior subordinated deferrable interest debentures, the unsecured term note and the line of credit. For additional information on the debt of the Corporation see Note 13 to the Consolidated Financial Statements that are filed under Item 8 of this Form 10-K Annual Report for the year ended December 31, 2001 (the "Report").

   The Corporation began repurchasing its common stock in April 1999. For the year ended December 31, 2001, the Corporation purchased and cancelled 7,662,600 shares of its common stock at a cost of $180.9 million. Since the first repurchase was announced in April 1999, the Corporation purchased and canceled 15,701,500 shares of its common stock at a cost of $329.9 million. The Corporation's 7.95% fixed-rate subordinated extendible notes totaling $50.0 million were redeemable by the note holders on December 1, 2001. A total of $28.3 million was redeemed, leaving an outstanding balance of $21.7 million at December 31, 2001. The Corporation also pays operating expenses primarily for shareholder and stock related expenditures such as the annual report, proxy, corporate filing fees and assessments and certain costs directly attributable to the holding company. In addition, common stock cash dividends totaling $15.2 million, or $.31 per common share, were declared during the year ended December 31, 2001.

   The Bank pays dividends to the Corporation on a periodic basis primarily to cover the amount of the principal and interest payments on the Corporation's debt, to fund the Corporation's common stock repurchases and to repay the Corporation for the common stock cash dividends paid to the Corporation's shareholders. During the year ended December 31, 2001, the Corporation received cash dividends totaling $216.0 million from the Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") -- Liquidity and Capital Resources" under Item 7 of this Report for additional information.

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

   Through December 31, 2001, the Corporation has identified two distinct lines of business operations for the purposes of management reporting: Community Banking and Mortgage Banking. The Community Banking segment involves a variety of traditional banking and financial services. The Mortgage Banking segment involves the origination and purchase of residential mortgage loans, the sale of these mortgage loans in the secondary mortgage market, the servicing of mortgage loans and the purchase and origination of rights to service mortgage loans. Beginning in 2002, the lines of business operations are designated as Retail Banking, Commercial Banking, Mortgage Banking and Treasury Operations.

   At December 31, 2001, the Corporation had assets of $12.9 billion and stockholders' equity of $734.7 million, and operated 196 branches located in Colorado (44), Iowa (42), Nebraska (41), Kansas (26), Oklahoma (19), Missouri
(14), Arizona (6) and Minnesota (4). The four branches in Minnesota are anticipated to be sold by June 30, 2002. The Bank is one of the largest retail financial institutions in the Midwest and, based upon total assets at December 31, 2001, the Corporation was the 8th largest publicly-held thrift institution holding company in the United States. In addition, CFMC serviced a loan portfolio totaling $13.5 billion at December 31, 2001, with approximately $9.5 billion in loans serviced for third parties and $4.0 billion in loans serviced for the Bank. See "MD&A--General" under Item 7 of this Report.

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

Corporate Highlights

  Key Strategic Initiatives

   Beginning in the six-month transition period ended December 31, 2000, management implemented a number of key strategic initiatives designed to improve the Corporation's financial performance. These changes continued into 2001, focusing not only on revenue enhancement and cost reduction, and but also on an executive management restructuring aimed at designing and implementing changes to build the Corporation's commercial banking business and enhancing shareholder value. These key initiatives included:

  . A complete balance sheet review including the disposition of low-yielding and higher risk investments and residential mortgage loans with proceeds from this disposition expected to be used to reduce high-cost borrowings, to repurchase additional shares of the Corporation's common stock and the remainder reinvested in lower risk securities with a predictable income stream.

  .   A thorough assessment of the Bank's delivery and servicing systems.

  .   The sale of the leasing company.

  .   Acceleration of the disposition of other real estate owned.

  . A management restructuring to further streamline the organization and improve efficiencies as well as the appointment of a new chief operating officer.

  .   A program to further strengthen the commercial lending portfolio.

  .   A change in the Corporation's year end from June 30 to December 31.

  .   An expansion of the Corporation's common stock repurchase program.

   The balance sheet restructuring was completed during the six months ended December 31, 2000. The remainder of these initiatives were completed in 2001. These actions transitioned the Corporation into 2001 with improved operating margins, a more compact and stable balance sheet to generate future growth under all types of operating environments, improved operating efficiencies and a stronger management team. Net income for 2001 includes $15.6 million ($10.1 million after-tax, or $.20 per diluted share) in net gains relating to the completion of the August 2000 initiatives. These net gains are primarily the result of the Corporation realizing pre-tax gains on the sales of 34 branches sold during 2001 partially offset by severance costs and expenses associated with right-sizing branch personnel, expenses to close branches and expenses to exit leasing operations. During the six months ended December 31, 2000, implementation of these initiatives resulted in losses and expenses totaling approximately $112.2 million, or $77.1 million after-tax ($1.41 per diluted share). See "MD&A--Key Strategic Initiatives" under Item 7 of this Report for additional information.

  Common Stock Repurchases

   During the year ended December 31, 2001, the Corporation continued to repurchase its common stock. On May 7, 2001, the Board of Directors authorized a fourth repurchase of 5,000,000 shares of the Corporation's outstanding common stock to be completed no later than December 31, 2002. For the twelve months ended December 31, 2001, the Corporation purchased 7,662,600 shares of its common stock at a cost of $180.9 million.

  Supervisory Goodwill Lawsuit

   On September 12, 1994, the Bank and the Corporation commenced litigation against the United States in the United States Court of Federal Claims seeking to recover monetary relief for the government's refusal to honor certain contracts that it had entered into with the Bank. The suit alleges that such governmental action constitutes a breach of contract and an unlawful taking of property by the United States without just compensation or due process in violation of the Constitution of the United States. The Corporation and the Bank are pursuing alternative damage claims of up to approximately $230 million. The Bank also assumed a lawsuit in the merger with Mid Continent Bancshares, Inc., ("Mid Continent"), a fiscal year 1998 acquisition, against the United States also relating to a supervisory goodwill claim filed by the former company. The litigation status and process of these legal actions, as well as that of numerous actions brought by others alleging similar claims with respect to supervisory goodwill and regulatory capital credits, make the value of the claims asserted by the Bank (including the Mid Continent claim) uncertain as to their ultimate outcome, and contingent on a number of factors and future events which are beyond the control of the Bank, both as to substance, timing and the dollar amount of damages that may be awarded to the Bank and the Corporation if they finally prevail in this litigation.

  Regulatory Capital Compliance

   The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial position and results of operations. The regulations require the Bank to meet specific capital adequacy guidelines. Prompt corrective action provisions contained in the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") require specific capital ratios to be considered well-capitalized. At December 31, 2001, the Bank exceeded the minimum requirements for the well-capitalized category. As of December 31, 2001, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank's classification. See "Regulation -- Regulatory Capital Requirements" and Note 17 to the Consolidated Financial Statements under Item 8 of this Report.

  Other Information

   Additional information concerning the general business of the Corporation during the year ended December 31, 2001, is included in the following sections of this Report and under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under Item 8 "Notes to the Consolidated Financial Statements" of this Report. Additional information concerning the Bank's regulatory capital requirements and other regulations which affect the Corporation is included in the "Regulation" section of this Report.

Lending Activities

  General

   The Corporation's lending activities focus on the origination of first mortgage loans for the purpose of financing or refinancing single-family residential properties, single-family residential construction loans, commercial real estate loans, consumer and home improvement loans. Commercial real estate loans and consumer loans have been emphasized during the year ended December 31, 2001. The origination activity of these loans has increased substantially over previous years. Management plans to continue to expand the Corporation's commercial lending activity in 2002 and beyond. Residential loan origination activity, including activity through correspondents, increased significantly in calendar year 2001 due to the low interest rate environment generating new residential loan volumes as well as a large volume of loan refinancing activity compared to prior years. See "Loan Activity."

   The functions of processing and servicing real estate loans, including responsibility for servicing the Corporation's loan portfolio, is conducted by CFMC, the Bank's wholly-owned mortgage banking subsidiary. The Corporation conducts loan origination activities primarily through its branch office network to help increase the volume of single-family residential loan originations and take advantage of its extensive branch network. The Corporation's mortgage banking subsidiary has continued and will continue to originate real estate loans through the Corporation's branches, loan offices of CFMC and through its nationwide correspondent network.

   At December 31, 2001, the Corporation's total loan and mortgage-backed securities portfolio was $10.2 billion, representing 79.3% of its $12.9 billion of total assets. Mortgage-backed securities totaled $1.8 billion at December 31, 2001, representing 17.9% of the Corporation's total loan and mortgage-backed securities portfolio. The Corporation's total loan and mortgage-backed securities portfolio was secured primarily by real estate at December 31, 2001.

   Commercial real estate and land loans (collectively referred to as "income property loans") are secured by various types of commercial properties including office buildings, shopping centers, warehouses and other income producing properties. Commercial lending increased during 2001 and is expected to significantly expand for the Corporation in the future. The Corporation's single-family residential construction lending activity is primarily attributable to operations in Las Vegas, Nevada and in its primary market areas. Multi-family residential loans consist of loans secured by various types of properties, including townhomes, condominiums and apartment projects with more than four dwelling units.

   The Corporation's primary area of loan production is the origination of loans secured by existing single-family residences. Adjustable-rate single-family residential loans are originated primarily for retention in the Corporation's loan portfolio to match more closely the repricing of the Corporation's interest-bearing liabilities as a result of changes in interest rates. Fixed-rate single-family residential loans are originated using underwriting guidelines, appraisals and documentation which are acceptable to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA") and the Federal National Mortgage Association ("FNMA") to facilitate the sale of such loans to such agencies in the secondary market. The Corporation also originates fixed-rate single-family residential loans using internal lending policies in accordance with what management believes are prudent underwriting standards but which may not strictly adhere to FHLMC, GNMA and FNMA guidelines. Fixed-rate single-family residential loans are originated or purchased for the Corporation's loan portfolio if such loans have characteristics which are consistent with the Corporation's asset and liability goals and long-term interest rate yield requirements. At December 31, 2001, fixed-rate single-family residential loans increased to $2.5 billion compared to $2.3 billion at December 31, 2000. This increase is due to the held for sale portfolio where the fixed-rate loans increased $196.4 million at December 31, 2001, compared to 2000. The adjustable-rate portfolio decreased to $2.2 billion at December 31, 2001, compared to $3.0 billion at December 31, 2000. The net decrease in adjustable-rate residential loans is due to low mortgage rate environment in 2001 where many adjustable-rate loans were refinanced into low fixed-rate loans.

   In fiscal year 1998 the Corporation initiated commercial and multi-family real estate lending with these loans secured by properties located within the Corporation's primary market areas. This lending activity increased in 2001 over all periods since fiscal year 1998. The Corporation continues to build on its commercial relationships. In the fourth quarter of 2001, the Corporation stared a new internet-based full-service cash management program. This service allows businesses access to electronic banking features such as funds transfers, debit consumer accounts, payment of vendors, direct payroll deposit, wire transfers and other services. These loans, which are subject to prudent credit review and other underwriting standards and collection procedures, are expected to constitute a greater portion of the Corporation's lending business in the future.

   In addition to real estate loans, the Corporation originates consumer, home improvement, agricultural, commercial business and savings account loans through the Corporation's branch and loan office network and direct mail solicitation. Management intends to continue to increase its consumer loan origination activity with strict adherence to prudent underwriting and credit review procedures.

   Regulatory guidelines generally limit loans and extensions of credit to one borrower. At December 31, 2001, all loans were within the regulatory limitation of $202.4 million to one borrower.

  Composition of Loan Portfolio

The following table sets forth the composition of the Corporation's loan and mortgage-backed securities portfolios (including loans held for sale and mortgage-backed securities available for sale) as of the dates indicated below. Other than as disclosed below, there were no concentrations of loans which exceeded 10% of total loans at December 31, 2001.

                                                     December 31,
                                        --------------------------------------  -------------------------------
                                               2001                2000                2000                1999
                                        ------------------  ------------------  ------------------  -----------
                                          Amount    Percent   Amount    Percent   Amount    Percent   Amount
                                        ----------- ------- ----------- ------- ----------- ------- -----------
                                                                                   (Dollars in Thousands)
Loan Portfolio
Conventional real estate mortgage
 loans:
 Loans on existing properties-
   Single-family residential........... $ 4,437,766   42.1% $ 5,015,369   47.0% $ 6,684,993   56.4% $ 6,268,958
   Multi-family residential............     324,602    3.1      232,203    2.2      193,711    1.6      182,510
   Land................................      38,797     .4       32,558     .3       30,138     .3      105,504
   Commercial real estate..............   1,324,748   12.6    1,138,038   10.7      985,008    8.3      756,412
                                        ----------- ------  ----------- ------  ----------- ------  -----------
     Total.............................   6,125,913   58.2    6,418,168   60.2    7,893,850   66.6    7,313,384

 Construction loans-
   Single-family residential...........     304,638    2.9      258,972    2.4      245,302    2.1      241,548
   Multi-family residential............     120,826    1.1       99,041     .9       51,845     .4       25,893
   Land................................     178,675    1.7      143,602    1.4      121,396    1.0           --
   Commercial real estate..............     179,312    1.7      215,979    2.0      152,260    1.3       78,908
                                        ----------- ------  ----------- ------  ----------- ------  -----------
     Total.............................     783,451    7.4      717,594    6.7      570,803    4.8      346,349

FHA and VA loans.......................     270,193    2.6      351,376    3.3      579,021    4.9      463,437
Mortgage-backed securities.............   1,829,728   17.4    1,514,510   14.2    1,221,831   10.3    1,277,575
                                        ----------- ------  ----------- ------  ----------- ------  -----------
     Total real estate loans...........   9,009,285   85.6    9,001,648   84.4   10,265,505   86.6    9,400,745

Consumer, leases and other loans--
   Home improvement and
    other consumer loans...............   1,330,877   12.6    1,361,354   12.8    1,292,806   10.9    1,114,583
   Savings account loans...............      18,598     .2       22,589     .2       21,297     .2       19,125
   Leases..............................         160     --       53,836     .5       94,694     .8      122,704
   Commercial loans....................     170,280    1.6      228,426    2.1      179,703    1.5      186,242
                                        ----------- ------  ----------- ------  ----------- ------  -----------
     Total consumer and other loans....   1,519,915   14.4    1,666,205   15.6    1,588,500   13.4    1,442,654
                                        ----------- ------  ----------- ------  ----------- ------  -----------
Total loans............................ $10,529,200 $100.0% $10,667,853 $100.0% $11,854,005 $100.0% $10,843,399
                                        =========== ======  =========== ======  =========== ======  ===========


                                               1998               1997
                                        -----------------  -----------------
                                        Percent   Amount   Percent   Amount   Percent
                                        ------- ---------- ------- ---------- -------

Loan Portfolio
Conventional real estate mortgage
 loans:
 Loans on existing properties-
   Single-family residential...........   57.8% $5,476,608   60.2% $5,142,629   57.7%
   Multi-family residential............    1.7     169,860    1.9     156,127    1.8
   Land................................     .9      22,582     .2      62,944     .7
   Commercial real estate..............    7.0     494,325    5.4     499,575    5.6
                                        ------  ---------- ------  ---------- ------
     Total.............................   67.4   6,163,375   67.7   5,861,275   65.8

 Construction loans-
   Single-family residential...........    2.2     279,437    3.1     283,271    3.2
   Multi-family residential............     .2       2,979     --       6,320     .1
   Land................................     --       2,803     --      10,445     .1
   Commercial real estate..............     .8      40,479     .5      20,093     .2
                                        ------  ---------- ------  ---------- ------
     Total.............................    3.2     325,698    3.6     320,129    3.6

FHA and VA loans.......................    4.3     468,503    5.1     439,398    4.9
Mortgage-backed securities.............   11.8   1,083,789   11.9   1,378,162   15.5
                                        ------  ---------- ------  ---------- ------
     Total real estate loans...........   86.7   8,041,365   88.3   7,998,964   89.8

Consumer, leases and other loans--
   Home improvement and
    other consumer loans...............   10.3     809,671    8.9     760,945    8.5
   Savings account loans...............     .2      21,948     .2      19,516     .2
   Leases..............................    1.1      73,395     .8      46,174     .5
   Commercial loans....................    1.7     155,617    1.8      79,818    1.0
                                        ------  ---------- ------  ---------- ------
     Total consumer and other loans....   13.3   1,060,631   11.7     906,453   10.2
                                        ------  ---------- ------  ---------- ------
Total loans............................ $100.0% $9,101,996 $100.0% $8,905,417 $100.0%
                                        ======  ========== ======  ========== ======

                           (Continued on next page)

                                                           December 31,
                                             ----------------------------------------  ---------------------------------
                                                     2001                 2000                 2000                 1999
                                             -------------------  -------------------  -------------------  ------------
                                               Amount     Percent   Amount     Percent   Amount     Percent   Amount
                                             -----------  ------- -----------  ------- -----------  ------- -----------
                                                                                               (Dollars in Thousands)
Balance forward of total loans.............. $10,529,200   100.0% $10,667,853   100.0% $11,854,005   100.0% $10,843,399
Add (subtract):
   Unamortized premiums, net of discounts...      10,159                  160                  170               10,138
   Unearned income..........................          --                   --              (16,730)             (22,543)
   Deferred loan costs (fees), net..........       5,819               20,250               26,374               11,809
   Loans in process.........................    (209,574)            (196,940)            (164,313)            (153,124)
   Allowance for loan losses................    (102,451)             (83,439)             (70,556)             (80,419)
   Allowance for losses on mortgage-backed
    securities..............................          --                   --                 (280)                (322)
                                             -----------          -----------          -----------          -----------
Loan portfolio.............................. $10,233,153          $10,407,884          $11,628,670          $10,608,938
                                             ===========          ===========          ===========          ===========


                                                    1998                1997
                                             ------------------  ------------------
                                             Percent   Amount    Percent   Amount    Percent
                                             ------- ----------  ------- ----------  -------

Balance forward of total loans..............  100.0% $9,101,996   100.0% $8,905,417   100.0%
Add (subtract):
   Unamortized premiums, net of discounts...             14,161              17,805
   Unearned income..........................            (13,253)                  *
   Deferred loan costs (fees), net..........             24,178              (3,882)
   Loans in process.........................           (112,781)           (108,741)
   Allowance for loan losses................            (64,757)            (60,929)
   Allowance for losses on mortgage-backed
    securities..............................               (419)               (678)
                                                     ----------          ----------
Loan portfolio..............................         $8,949,125          $8,748,992
                                                     ==========          ==========

--------
* Not restated from a fiscal year 1998 acquisition accounted for as a pooling of interests.

For additional information regarding the Corporation's loan portfolio and mortgage-backed securities, see Notes 3, 4 and 5 to the Consolidated Financial Statements under Item 8 of this Report.

   The table below sets forth the geographic distribution of the Corporation's total real estate loan portfolio (excluding mortgage-backed securities, consumer and other loans and before any reduction for unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan fees, unearned income and allowance for loan losses) as of the dates indicated:

                           December 31,                                               June 30,
               ------------------------------------  --------------------------------------------------------------------------
                      2001               2000               2000               1999               1998               1997
               -----------------  -----------------  -----------------  -----------------  -----------------  -----------------
State            Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
-----          ---------- ------- ---------- ------- ---------- ------- ---------- ------- ---------- ------- ---------- -------
                                                            (Dollars in Thousands)
Colorado...... $1,302,407   18.1% $1,436,156   19.2% $1,647,963   18.2% $1,686,667   20.8% $1,710,256   24.6% $1,660,721   25.1%
Iowa..........    776,131   10.8     716,499    9.6     818,293    9.0     737,677    9.1     676,099    9.7     618,177    9.3
Nebraska......    735,495   10.2     723,068    9.7   1,073,664   11.9   1,014,198   12.5     985,906   14.2     937,025   14.2
Kansas........    668,161    9.3     658,366    8.8     954,020   10.5     860,740   10.6     678,734    9.8     557,657    8.4
Arizona.......    437,640    6.1     381,628    5.1     351,001    3.9     253,480    3.1     180,740    2.6     155,315    2.4
Missouri......    395,378    5.5     345,931    4.6     380,653    4.2     329,985    4.1     185,282    2.7     175,900    2.7
Oklahoma......    363,114    5.1     378,789    5.1     459,315    5.1     382,474    4.7     318,198    4.6     264,710    4.0
Nevada........    232,017    3.2     253,057    3.4     207,364    2.3     160,643    2.0     130,159    1.9     109,475    1.7
Georgia.......    198,719    2.8     254,097    3.4     302,929    3.3     232,128    2.9     227,971    3.3     235,665    3.6
California....    196,487    2.7     180,254    2.4     192,598    2.1     247,835    3.0     148,401    2.1     195,114    2.9
Texas.........    185,555    2.6     188,700    2.5     205,783    2.3     184,313    2.3     158,614    2.3     187,189    2.8
Florida.......    170,526    2.4     191,265    2.6     268,492    3.0     242,972    3.0     123,528    1.8     116,881    1.8
Virginia......    159,396    2.2     153,731    2.0     240,818    2.7     206,814    2.5     161,793    2.3     140,498    2.1
Massachusetts.    156,477    2.2     203,742    2.7     188,500    2.1      62,233     .8      55,902     .8      68,061    1.0
Maryland......    121,036    1.7     123,827    1.7     208,833    2.3     183,460    2.2     157,180    2.3     138,886    2.1
Minnesota.....    120,501    1.7     120,579    1.6     125,979    1.4      92,964    1.1      62,765     .9      63,885    1.0
North Carolina    115,151    1.6     148,086    2.0     135,085    1.5     118,207    1.4      60,634     .9      69,465    1.0
Ohio..........    100,478    1.4     110,181    1.5     143,992    1.6     122,146    1.5      93,325    1.3      76,049    1.1
Washington....     89,053    1.2      99,303    1.3     113,932    1.3      93,956    1.2      91,670    1.3      91,054    1.4
Alabama.......     74,949    1.0      86,709    1.1     125,767    1.4      90,675    1.1      50,285     .7      37,653     .6
Illinois......     72,156    1.0     102,066    1.3     137,217    1.5     131,098    1.6     111,142    1.6      92,381    1.4
Connecticut...     57,582     .8      66,068     .9      83,567     .9      71,696     .9      64,975     .9      72,154    1.1
Michigan......     41,601     .6      66,295     .9      55,349     .6      29,505     .4      38,495     .5      46,762     .7
New Jersey....     38,876     .5      54,139     .7      71,352     .8      82,068    1.0      98,061    1.4     107,022    1.6
Utah..........     37,459     .5      36,510     .5      53,060     .6      39,336     .5      25,444     .4      20,729     .3
Pennsylvania..     31,376     .5      40,319     .5      51,811     .6      55,130     .7      59,083     .8      68,728    1.0
Indiana.......     28,293     .4      38,986     .5      63,255     .7      66,727     .8      40,357     .6      34,689     .5
New York......     21,296     .3      27,439     .4      31,548     .3      39,146     .5      38,382     .5      48,395     .7
Other states..    252,247    3.6     301,348    4.0     351,534    3.9     304,897    3.7     224,195    3.2     230,562    3.5
               ----------  -----  ----------  -----  ----------  -----  ----------  -----  ----------  -----  ----------  -----
  Total....... $7,179,557  100.0% $7,487,138  100.0% $9,043,674  100.0% $8,123,170  100.0% $6,957,576  100.0% $6,620,802  100.0%
               ==========  =====  ==========  =====  ==========  =====  ==========  =====  ==========  =====  ==========  =====

   The following table presents the composition of the Corporation's total real estate portfolio (excluding mortgage-backed securities, consumer and other loans and before any reduction for unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan fees, unearned income and allowance for loan losses) by state and property type at December 31, 2001:

               Conventional   FHA/VA
               Residential  Residential  Multi-    Land        Sub      Commercial              % of
State           1-4 Units      Loans     Family    Loans      Total       Loans       Total     Total
-----          ------------ ----------- --------   -----    ----------  ----------  ----------  -----
                                        (Dollars in Thousands)

Colorado......  $  793,525   $ 10,277   $107,390  $ 37,076  $  948,268  $  354,139  $1,302,407   18.1%
Iowa..........     423,898     11,998     62,437    44,790     543,123     233,008     776,131   10.8
Nebraska......     539,506     35,515     39,424    18,357     632,802     102,693     735,495   10.2
Kansas........     412,138     65,697     27,976    19,586     525,397     142,764     668,161    9.3
Arizona.......     238,302      8,068     16,763    50,413     313,546     124,094     437,640    6.1
Missouri......     228,344     19,328     26,826     5,581     280,079     115,299     395,378    5.5
Oklahoma......     198,141     16,199     58,665     3,634     276,639      86,475     363,114    5.1
Nevada........      77,788      3,611     26,648    30,255     138,302      93,715     232,017    3.2
Georgia.......     169,064      9,595        475        --     179,134      19,585     198,719    2.8
California....     109,296      2,601     16,342        57     128,296      68,191     196,487    2.7
Texas.........      83,506      8,928     19,548        --     111,982      73,573     185,555    2.6
Florida.......     127,456      4,837     15,682        --     147,975      22,551     170,526    2.4
Virginia......     150,898      8,498         --        --     159,396          --     159,396    2.2
Massachusetts.     155,996         10        471        --     156,477          --     156,477    2.2
Maryland......     106,593     14,297          4        --     120,894         142     121,036    1.7
Minnesota.....      98,538      3,091      6,738     4,178     112,545       7,956     120,501    1.7
North Carolina     101,567      1,058      4,788        --     107,413       7,738     115,151    1.6
Ohio..........      96,480      2,623        884        --      99,987         491     100,478    1.4
Washington....      77,682      4,926      1,297        --      83,905       5,148      89,053    1.2
Alabama.......      65,297      9,652         --        --      74,949          --      74,949    1.0
Illinois......      63,919      3,767         64     1,769      69,519       2,637      72,156    1.0
Connecticut...      55,443        108          6     1,776      57,333         249      57,582     .8
Michigan......      38,474      2,319         19        --      40,812         789      41,601     .6
New Jersey....      38,187        689         --        --      38,876          --      38,876     .5
Utah..........      25,246      5,559        962        --      31,767       5,692      37,459     .5
Pennsylvania..      28,976      2,186        214        --      31,376          --      31,376     .5
Indiana.......      22,383      5,910         --        --      28,293          --      28,293     .4
New York......      17,198        142         93        --      17,433       3,863      21,296     .3
Other states..     198,563      8,704     11,712        --     218,979      33,268     252,247    3.6
                ----------   --------   --------  --------  ----------  ----------  ----------  -----
Total.........  $4,742,404   $270,193   $445,428  $217,472  $5,675,497  $1,504,060  $7,179,557  100.0%
                ==========   ========   ========  ========  ==========  ==========  ==========  =====
% of Total....        66.1%       3.8%       6.2%      3.0%       79.1%       20.9%      100.0%
                      ====        ===        ===       ===        ====        ====       =====

  Contractual Principal Repayments

   The following table sets forth certain information at December 31, 2001, regarding the dollar amount of all loans and mortgage-backed securities maturing in the Corporation's portfolio based on contractual terms to maturity. This repayment information excludes scheduled payments or an estimate of possible prepayments. Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less. Since prepayments significantly shorten the average life of loans and mortgage-backed securities, management believes that the following table will bear little resemblance to what will be the actual repayments. Loan balances have not been reduced for (1) unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan fees and allowance for loan losses or
(2) nonperforming loans.

                                                          Due During the Year Ended December 31,
                                                       --------------------------------------------
                                                                               After
                                                          2002    2003-2006    2006        Total
-                                                      ---------- ---------- ---------- -----------
                                                                      (In Thousands)
Principal Repayments
Real Estate Loans:
   Single-family residential (1)--
       Fixed-rate..................................... $   42,255 $  314,316 $2,181,322 $ 2,537,893
       Adjustable-rate................................     29,678    310,902  1,829,486   2,170,066
   Multi-family residential, land and commercial real
     estate--
       Fixed-rate.....................................     52,558    435,528    257,455     745,541
       Adjustable-rate................................     47,123    104,335    791,148     942,606
                                                       ---------- ---------- ---------- -----------
                                                          171,614  1,165,081  5,059,411   6,396,106
                                                       ---------- ---------- ---------- -----------
Construction Loans:
   Fixed-rate.........................................    121,800     20,852      8,708     151,360
   Adjustable-rate....................................    587,666     27,066     17,359     632,091
                                                       ---------- ---------- ---------- -----------
                                                          709,466     47,918     26,067     783,451
                                                       ---------- ---------- ---------- -----------
Consumer and Other Loans:
   Fixed-rate.........................................     78,687    698,999    540,643   1,318,329
   Adjustable-rate....................................     74,057     26,078    101,451     201,586
                                                       ---------- ---------- ---------- -----------
                                                          152,744    725,077    642,094   1,519,915
                                                       ---------- ---------- ---------- -----------
Mortgage-Backed Securities:
   Fixed-rate.........................................     52,933    251,353  1,333,576   1,637,862
   Adjustable-rate....................................      3,927     18,564    169,375     191,866
                                                       ---------- ---------- ---------- -----------
                                                           56,860    269,917  1,502,951   1,829,728
                                                       ---------- ---------- ---------- -----------
Principal Repayments.................................. $1,090,684 $2,207,993 $7,230,523 $10,529,200
                                                       ========== ========== ========== ===========

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

   The following table sets forth the amount of all loans and mortgage-backed securities due after December 31, 2002 (January 1, 2003, and thereafter), which have fixed interest rates and those which have adjustable interest rates. These loans and mortgage-backed securities have not been reduced for (1) unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan fees and allowance for loan losses or (2) nonperforming loans.

                                                            Adjustable
                                                 Fixed-Rate    Rate      Total
                                                 ---------- ---------- ----------
                                                          (In Thousands)
Real Estate Loans:
 Single-family residential...................... $2,495,638 $2,140,388 $4,636,026
 Multi-family residential, land and commercial..    692,983    895,483  1,588,466
Construction loans..............................     29,560     44,425     73,985
Consumer and other loans........................  1,239,642    127,529  1,367,171
Mortgage-backed securities......................  1,584,929    187,939  1,772,868
                                                 ---------- ---------- ----------
Principal repayments due after December 31, 2001 $6,042,752 $3,395,764 $9,438,516
                                                 ========== ========== ==========

  Residential Loans

   The Corporation originates and purchases both fixed-rate and adjustable-rate mortgage loans secured by single-family units through its branch network, the loan offices of CFMC and a nationwide correspondent network. Such residential mortgage loans are either:

  . conventional mortgage loans which comply with the requirements for sale to, or conversion into securities issued by, FNMA or FHLMC ("conventional conforming loans"),

  . mortgage loans which exceed the maximum loan amount allowed by FNMA or FHLMC but which otherwise generally comply with FNMA and FHLMC loan requirements, or mortgage loans not exceeding the maximum loan amount allowed by FNMA or FHLMC but do not meet all of the conformity requirements of FNMA and FHLMC ("conventional nonconforming loans") or

  . FHA/VA loans which qualify for sale in the form of securities guaranteed by GNMA.

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

   Fixed-rate residential mortgage loans generally are originated with terms of 15 and 30 years and are amortized on a monthly basis with principal and interest due each month. Adjustable-rate residential mortgage loans are also originated with terms of 15 and 30 years. However, certain adjustable-rate loans contain provisions which permit the borrower, at the borrower's option, to convert at certain periodic intervals over the life of the loan to a long-term fixed-rate loan. The adjustable-rate loans currently have interest rates which are scheduled to adjust at six, 12, 24 or 36 month intervals based upon various indices, including the Treasury Constant Maturity Index or the Eleventh District Federal Home Loan Bank Cost of Funds Index. The amount of any such interest rate increase is limited to one or two percentage points annually and four to six percentage points over the life of the loan. Certain adjustable-rate loans are also offered which have interest rates fixed over annual periods ranging from two through seven years, and also ten year loans, with such loans repricing annually after the fixed interest-rate term. Adjustable-rate loans are primarily offered at the fully indexed contractual rate. The Corporation applies its underwriting criteria to such loans based on the amount of the loan for which the borrower could qualify at the indexed rate. At December 31, 2001, approximately 1.33%, or $60.6 million, of the Corporation's residential real estate loan portfolio was 90 days or more delinquent.

  Construction Loans

   During the year ended December 31, 2001, the six months ended December 31, 2000, and fiscal years 2000 and 1999, the Corporation originated $728.4 million, $342.1 million, $608.1 million and $475.1 million, respectively, of construction loans. The Corporation conducts its construction lending operations in its primary market areas and Las Vegas, Nevada. The residential construction lending operations, which loans are subject to prudent credit review and other underwriting standards and procedures, are expected to continue to increase over prior periods. At December 31, 2001, approximately ..53%, or $3.0 million, of the Corporation's construction loan portfolio was 90 days or more delinquent.

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

  Commercial Real Estate and Land Loans

   The Corporation originated commercial real estate loans totaling $768.6 million, $291.2 million, $347.0 million and $280.7 million, respectively, during the year ended December 31, 2001, the six months ended December 31, 2000, and fiscal years 2000 and 1999. Commercial real estate lending entails significant additional risks compared with residential real estate lending. These additional risks are due to larger loan balances which are more sensitive to economic conditions, business cycle downturns and construction related risks. The payment of principal and interest due on the Corporation's commercial real estate loans is substantially dependent upon the performance of the projects securing the loans. As an example, to the extent that the occupancy and rental rates are not high enough to generate the income necessary to make payments, the Corporation could experience an increased rate of delinquency and could be required either to declare the loans in default and foreclose upon the properties or to make concessions on the terms of the repayment of the loans. At December 31, 2001, approximately 1.36%, or $23.3 million, of the Corporation's commercial real estate and land loans were 90 days or more delinquent.

   The aggregate amount of loans which a federal savings institution may make on the security of liens on nonresidential real property may not exceed 400.0% of the institution's total risk-based capital as determined under current regulatory capital standards. This limitation totaled approximately $3.4 billion at December 31, 2001, compared to $1.7 billion of commercial real estate and land loans outstanding at December 31, 2001. This restriction has not and is not expected to materially affect the Corporation's business.

  Consumer Loans

   Federal regulations permit federal savings institutions to make secured and unsecured consumer loans up to 35.0% of an institution's total regulatory assets. Any loans in excess of 30.0% of assets may only be made directly to the borrower and cannot involve the payment of any finders or referral fees. In addition, a federal savings institution has lending authority above the 35.0% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and savings account secured loans. Consumer loans originated by the Corporation are primarily second mortgage loans, loans to depositors on the security of their savings accounts and loans secured by automobiles. The Corporation has increased its secured consumer lending activities in order to meet its customers' financial needs and will continue to increase such lending activities in the future in its primary market areas.

   Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Corporation, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. At December 31, 2001, approximately .44%, or $6.9 million, of the Corporation's consumer loans are 90 days or more delinquent.

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

   During the year ended December 31, 2001, the six months ended December 31, 2000, and fiscal years 2000 and 1999, the Corporation sold an aggregate of $2.7 billion, $2.3 billion, $762.1 million and $2.0 billion, respectively, in mortgage loans. These sales resulted in net gains during calendar year 2001 and fiscal year 1999 totaling $4.7 million and $3.4 million, respectively, and net losses of $18.0 million and $110,000, respectively, during the six months ended December 31, 2000, and fiscal year 2000. Of the amount of mortgage loans sold during the year ended December 31, 2001, the six months ended December 31, 2000, and fiscal year 2000, $2.3 billion, $2.2 billion and $742.4 million, respectively, were sold in the secondary market, and the remaining balances sold to other institutional investors. At December 31, 2001, the carrying value of loans held for sale totaled $470.6 million.

   Mortgage loans are generally sold in the secondary mortgage market without recourse to the Corporation in the event of borrower default, subject to certain limitations applicable to VA loans. Historical losses realized by the Corporation as a result of limitations applicable to VA loans have been immaterial on an annual basis. However, in connection with a 1987 acquisition of a financial institution, the Bank assumed agreements providing for recourse in the event of default on obligations transferred in connection with sales of certain securities by such institution. At December 31, 2001, the remaining balance of these loans sold with recourse totaled $8.8 million.

  Loan Activity

   The following table sets forth the Corporation's loan and mortgage-backed securities activity for the periods as indicated:

                                                                     Six Months
                                                        Year Ended     Ended      Year Ended June 30,
                                                       December 31, December 31, ---------------------
                                                           2001         2000        2000       1999
                                                       ------------ ------------ ---------- ----------
                                                                       (In Thousands)
Loans Originated:
Real estate loans-
   Residential loans..................................  $1,201,279   $  357,465  $  672,295 $1,287,556
   Construction loans.................................     728,432      342,102     608,145    475,073
Commercial real estate and land loans.................     768,578      291,237     346,979    280,723
Consumer and other loans..............................   1,343,577      530,862   1,289,878    996,948
                                                        ----------   ----------  ---------- ----------
       Loans originated...............................  $4,041,866   $1,521,666  $2,917,297 $3,040,300
                                                        ==========   ==========  ========== ==========

Loans Purchased:
Conventional mortgage loans-
   Residential loans..................................  $2,569,630   $  718,495  $1,697,395 $2,323,781
   Bulk residential loan purchases....................          --           --     207,494    613,503
Commercial loans......................................      19,075        9,968      51,267      5,311
Mortgage-backed securities............................   1,074,215      909,599     160,073    664,665
                                                        ----------   ----------  ---------- ----------
       Loans purchased................................  $3,662,920   $1,638,062  $2,116,229 $3,607,260
                                                        ==========   ==========  ========== ==========

Loans Securitized:
Conventional mortgage loans securitized into mortgage-
  backed securities...................................  $   41,910   $    3,543  $   42,635 $   20,773
                                                        ==========   ==========  ========== ==========

Acquisitions:
Residential real estate loans.........................  $       --   $       --  $       -- $  560,521
Consumer and other loans..............................          --           --          --    616,755
Mortgage-backed securities............................          --           --          --     87,231
                                                        ----------   ----------  ---------- ----------
       Loans from acquisitions........................  $       --   $       --  $       -- $1,264,507
                                                        ==========   ==========  ========== ==========

Loans Sold:
Conventional mortgage loans...........................  $2,736,379   $2,282,895  $  762,070 $1,955,384
Mortgage-backed securities............................      93,281      549,834          --    205,904
                                                        ----------   ----------  ---------- ----------
       Loans sold.....................................  $2,829,660   $2,832,729  $  762,070 $2,161,288
                                                        ==========   ==========  ========== ==========

  Loan Servicing for Other Institutions

   The Corporation, through its mortgage banking subsidiary, services substantially all of the mortgage loans that it originates and purchases (whether retained for the Bank's portfolio or sold in the secondary market), thereby generating ongoing loan servicing fees. The Corporation also periodically purchases mortgage servicing rights. At December 31, 2001, the Bank's mortgage banking subsidiary was servicing approximately 133,400 loans and participations for others with principal balances aggregating $9.5 billion, compared to 138,700 loans and participations for others with principal balances totaling $9.1 billion at December 31, 2000.

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

   The Corporation receives fees for servicing mortgage loans for others, ranging generally from .25% to .53% per annum on the declining principal balances of the loans. The average service fee collected by the Corporation was ..35%, .36% and .39%, respectively, for the year ended December 31, 2001, the six months ended December 31, 2000, and for fiscal year 2000. The Corporation's servicing portfolio is subject to reduction primarily by reason of normal amortization and prepayment of outstanding mortgage loans. In general, the value of the Corporation's loan servicing portfolio may also be adversely affected as mortgage interest rates decline and loan prepayments increase. It is expected that income generated from the Corporation's loan servicing portfolio also will decline in such an environment. This negative effect on the Corporation's income may be offset somewhat by a rise in origination and servicing fee income attributable to new loan originations, which historically have increased in periods of low mortgage interest rates. The weighted average mortgage loan note rate of the Corporation's servicing portfolio at December 31, 2001, was 7.16% compared to 7.45% at December 31, 2000.

   At December 31, 2001 and 2000, approximately 92.9% and 96.7%, respectively, of the Corporation's mortgage servicing portfolio for other institutions was covered by servicing agreements pursuant to the mortgage-backed securities programs of GNMA, FNMA and FHLMC. Under these agreements, the Corporation may be required to advance funds temporarily to make scheduled payments of principal, interest, taxes or insurance if the borrower fails to make such payments. Although the Corporation cannot charge any interest on these advanced funds, the Corporation typically recovers the advances within a reasonable number of days upon receipt of the borrower's payment, or in the absence of such payment, advances are recovered through FHA insurance, VA guarantees or FNMA or FHLMC reimbursement provisions in connection with loan foreclosures. During the year ended December 31, 2001, the average amount of funds advanced by the Corporation pursuant to servicing agreements was approximately $2.4 million.

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

  Loan Commitments

   At December 31, 2001, the Corporation had issued commitments of $603.4 million, excluding the undisbursed portion of loans in process, to fund and purchase loans and to extend credit on consumer and commercial unused lines of credit. These commitments are generally expected to settle within three months following December 31, 2001. These outstanding loan commitments to extend credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation anticipates that normal amortization and prepayments of loan and mortgage-backed security principal will be sufficient to fund these loan commitments. See "MD&A--Liquidity and Capital Resources" under Item 7 of this Report.

  Collection Procedures

   If a borrower fails to make required payments on a loan, the Corporation generally will take immediate action to satisfy its claim against the security on the loan. If a delinquency cannot otherwise be cured, the Corporation records a notice of default and commences foreclosure proceedings. When a trustee sale is held, the Corporation generally acquires title to the property. The property may then be sold for cash or with financing conforming to normal loan requirements, or it may be sold or financed with a "loan to facilitate" involving terms more favorable to the borrower than those permitted by applicable regulations for new loans.

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

   A troubled debt restructuring is a loan on which the Corporation, for reasons related to the debtor's financial difficulties, grants a concession to the debtor, such as a reduction in the loan's interest rate, a reduction in the face amount of the debt, or an extension of the maturity date of the loan, that the Corporation would not otherwise consider. A loan classified as a troubled debt restructuring may be reclassified as current if such loan has returned to a performing status at a market rate of interest for at least 8 to 12 months, the loan-to-value ratio is 80.0% or less, the cash flows generated from the collateralized property support the loan amount subject to minimum debt service coverage as defined and overall applicable economic conditions are favorable. Such loan balance decreased to $3.1 million at December 31, 2001, compared to $4.3 million at December 31, 2000, and $5.4 million at June 30, 2000. The decrease comparing December 31, 2001, to December 31, 2000, is due primarily to the charge-off of a loan totaling $582,000 and the reclassification of another loan totaling $414,000 from troubled debt restructuring status to current loan status. The decrease at December 31, 2000, compared to June 30, 2000, is due primarily to the payoff of two loans totaling $2.4 million partially offset by the addition of one commercial loan totaling $1.4 million.

   The Corporation's nonperforming assets totaled $142.2 million at December 31, 2001, an increase of $16.0 million, or 12.7%, compared to December 31, 2000. This increase is the result of a net increase totaling $19.2 million in real estate owned partially offset by net decreases in nonperforming loans and troubled debt restructurings totaling $2.0 million and $1.2 million, respectively. At December 31, 2000, nonperforming assets totaled $126.2 million, an increase of $26.1 million, or 26.0% compared to June 30, 2000, primarily as a result of an increase of $30.9 million in nonperforming loans partially offset by decreases of $3.6 million in real estate owned and $1.1 million in troubled debt restructurings. For a discussion of the major components of the increase in nonperforming assets at December 31, 2001, compared to December 31, 2000, see "MD&A--Provision for Loan Losses and Real Estate Operations" under Item 7 of this Report.

   The following table sets forth information with respect to the Bank's nonperforming assets as follows:

                                                 December 31,                   June 30,
                                              ------------------  ------------------------------------
                                                2001      2000      2000      1999     1998     1997
                                              --------  --------  --------  --------  -------  -------
                                                               (Dollars in Thousands)
Loans accounted for on a nonaccrual basis:(1)
 Real estate--
   Residential............................... $ 63,495  $ 81,406  $ 48,996  $ 49,061  $43,212  $37,506
   Commercial................................   23,423     4,446     2,550    12,220    1,369      905
 Consumer and other loans....................    6,929    10,019    13,466     8,734    4,785    4,322
                                              --------  --------  --------  --------  -------  -------
       Total.................................   93,847    95,871    65,012    70,015   49,366   42,733
                                              --------  --------  --------  --------  -------  -------
 Accruing loans which are contractually
   past due 90 days or more..................       --        --        --        --       --      894
                                              --------  --------  --------  --------  -------  -------
Total nonperforming loans....................   93,847    95,871    65,012    70,015   49,366   43,627
                                              --------  --------  --------  --------  -------  -------
Real estate:
 Commercial..................................    8,762    10,198    12,862     8,880    8,465    9,631
 Residential.................................   36,446    15,824    16,803    14,384    8,821    9,759
 Other.......................................       --        --        --        --      480      147
                                              --------  --------  --------  --------  -------  -------
       Total.................................   45,208    26,022    29,665    23,264   17,766   19,537
                                              --------  --------  --------  --------  -------  -------
Troubled debt restructurings: (2)
 Commercial..................................    3,057     4,195     5,259     9,534    3,524    9,489
 Residential.................................       84        90       172       195      778    1,126
                                              --------  --------  --------  --------  -------  -------
       Total.................................    3,141     4,285     5,431     9,729    4,302   10,615
                                              --------  --------  --------  --------  -------  -------
Nonperforming assets......................... $142,196  $126,178  $100,108  $103,008  $71,434  $73,779
                                              ========  ========  ========  ========  =======  =======
Nonperforming loans to total loans (3).......     1.08%     1.05%      .61%      .73%     .62%     .58%
Nonperforming assets to total assets.........     1.10%     1.01%      .73%      .81%     .69%     .73%

Allowance for loan losses.................... $102,451  $ 83,439  $ 70,556  $ 80,419  $64,757  $60,929
                                              ========  ========  ========  ========  =======  =======

Allowance for loan losses to total loans (3).     1.18%      .91%      .66%      .84%     .81%     .81%
Allowance for loan losses to total
  nonperforming assets.......................    72.05%    66.13%    70.48%    78.07%   90.65%   82.58%
Allowance for loan losses to nonresidential
  nonperforming assets.......................   242.94%   289.14%   206.68%   204.28%  347.73%  239.99%

--------
(1) During fiscal year 1997, the Corporation recorded interest income totaling $49,000 on accruing loans contractually past due 90 days or more. No interest income was recorded during the year ended December 31, 2001, the six months ended December 31, 2000, or during fiscal years 2000, 1999 and 1998. Had these nonaccruing loans been current in accordance with their original terms and outstanding throughout this year or since origination, the Corporation would have recorded gross interest income on these loans totaling $6.4 million, $5.3 million, $3.8 million, $4.2 million, $4.3 million and $3.7 million, respectively, during the year ended December 31, 2001, the six months ended December 31, 2000, and fiscal years 2000, 1999, 1998 and 1997.

(2) During the year ended December 31, 2001, the six months ended December 31, 2000, and fiscal years 2000, 1999, 1998 and 1997, the Corporation recognized interest income on loans classified as troubled debt restructurings aggregating $236,000, $176,000, $430,000, $470,000, $380,000 and $852,000, respectively, whereas under their original terms the Corporation would have recognized interest income of $268,000, $194,000, $494,000, $526,000, $499,000 and $1.1 million, respectively. At December 31, 2001, the Corporation had no material commitments to lend additional funds to borrowers whose loans were subject to troubled debt restructuring.

(3) Based on the total balance of loans receivable (before any reduction for unamortized discounts net of premiums, undisbursed loan proceeds, deferred loan fees and allowance for loan losses) at the respective dates.

   The geographic concentration of nonperforming loans as of the dates indicated was as follows:

                             December 31,              June 30,
                            --------------- -------------------------------
    State                    2001    2000    2000    1999    1998    1997
    -----                   ------- ------- ------- ------- ------- -------
                                            (In Thousands)

    Kansas................. $17,035 $ 7,177 $ 5,484 $15,552 $ 6,030 $ 2,973
    Nevada.................  10,122  23,932   1,822   1,651   1,198     438
    Iowa...................   9,563  12,037  12,890   6,111   4,013   3,477
    Nebraska...............   6,376   3,829   3,287   2,455   2,595   2,629
    Colorado...............   6,242   2,882   2,607   2,646   4,065   2,717
    Maryland...............   4,579   3,611   4,261   2,712   2,258   1,623
    Georgia................   3,285   3,789   2,640   2,752   2,127   2,601
    Florida................   3,162   3,554   4,244   4,356   1,502   1,389
    Oklahoma...............   3,005   3,925   2,653   3,568   3,178   2,303
    Arizona................   2,801   1,309     751     450   1,195     973
    Alabama................   2,759   2,054   1,684     863   1,307     510
    Texas..................   2,467   1,533   1,814   1,378   2,028   3,274
    Virginia...............   2,319   2,622   2,476   1,691   1,479     656
    Ohio...................   2,275   2,790   2,459   1,818     722     342
    Missouri...............   2,146   2,093   1,455   3,241   1,944   2,402
    California.............   1,235   2,782   2,301   3,988   3,377   3,206
    Illinois...............   1,212   1,524   1,024   1,325   1,579   1,754
    Connecticut............   1,013     673     280     605     752     860
    Pennsylvania...........     993     661     881     844     852     855
    Washington.............     960     730     509     690     182     449
    North Carolina.........     827   1,519   1,172     907     293     392
    Minnesota..............     804     499     355     590   1,004     610
    New Jersey.............     665   1,043   1,010   1,414   1,277   1,060
    Michigan...............     569     606     776     725     310     142
    New York...............     457     980     771     686     671     606
    Other states...........   6,976   7,717   5,406   6,997   3,428   5,386
                            ------- ------- ------- ------- ------- -------
       Nonperforming loans. $93,847 $95,871 $65,012 $70,015 $49,366 $43,627
                            ======= ======= ======= ======= ======= =======

   The nonperforming loans totaling $93.8 million at December 31, 2001, consisted of 1,574 loans as follows:

                                                                           Number
                                                              Amount      of Loans
                                                             -------      --------
                                                            (Dollars in Thousands)

Residential real estate.................................... $60,616          989
Commercial real estate.....................................  23,298           33
Residential construction...................................   2,879           15
Commercial construction....................................     125            1
Consumer loans.............................................   4,461          483
Agribusiness loans.........................................   1,595           29
Commerical and other operating loans.......................     873           24
                                                             -------       -----
   Nonperforming loans..................................... $93,847        1,574
                                                             =======       =====

   The geographic concentration of nonperforming real estate as of the dates indicated was as follows:

                                    December 31,                June 30,
                                   --------------- ----------------------------------
State                               2001    2000    2000     1999     1998     1997
-----                              ------- ------- -------  -------  -------  -------
                                                     (In Thousands)
Nevada............................ $21,892 $   167 $   333  $   657  $   138  $   603
Missouri..........................   4,593   4,147   8,725    4,811      465      522
Arizona...........................   4,417     401     171      582       --       --
Iowa..............................   2,167   1,905   2,016    3,595    1,345    1,129
Nebraska..........................   1,691     944     796    1,196    5,417    5,565
Kansas............................   1,580   6,997   5,753    1,809    1,876      873
Illinois..........................   1,539   1,955   2,179    2,069      373       13
Georgia...........................   1,051     451     386      301      140      933
Oklahoma..........................     955     770   1,913    1,292    1,299      509
Maryland..........................     823     839     531      471    1,315      436
Ohio..............................     706     967     550      678       --       --
Florida...........................     702   1,410   1,422    1,180      297      277
Colorado..........................     444     791   1,119    2,768    2,825    6,589
Pennsylvania......................     336      79     126      377      111      102
Minnesota.........................      78      99     163      627      456       13
California........................      69     443     626    1,098       52    1,382
Indiana...........................      62     431     559      395       29       --
New Jersey........................      21     269     102      122      317      240
Texas.............................       9     525     503       85      445      220
Other states......................   2,073   2,432   1,917    2,224    1,338    1,478
Unallocated reserves..............      --      --    (225)  (3,073)    (472)  (1,347)
                                   ------- ------- -------  -------  -------  -------
   Nonperforming real estate...... $45,208 $26,022 $29,665  $23,264  $17,766  $19,537
                                   ======= ======= =======  =======  =======  =======

   At December 31, 2001, nonperforming real estate totaling $45.2 million (393 properties) consisted of residential real estate totaling $36.4 million (374 properties) or 80.5% of the total and commercial real estate totaling $8.8 million (19 properties). The real estate located in Nevada primarily consists of a residential master planned community property totaling $21.6 million at December 31, 2001.

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

   Loans reviewed for impairment by the Corporation are primarily commercial loans and loans modified in a troubled debt restructuring. The Corporation's impaired loan identification and measurement processes are conducted in conjunction with the Corporation's review of classified assets and adequacy of its allowance for possible loan losses. Specific factors utilized in the impaired loan identification process include, but are not limited to, delinquency status, loan-to-value ratio, debt coverage and certain other conditions pursuant to the Corporation's classification policy. At December 31, 2001, the Corporation had impaired loans totaling $17.3 million, net of specific reserves. Troubled debt restructurings totaling $2.7 million, net of specific reserves totaling $475,000, are classified as impaired loans and included in the table for nonperforming assets. At December 31, 2000, impaired loans totaled approximately $24.2 million.

  Classification of Assets

   Savings institutions are required to review their assets on a regular basis and, as warranted, classify them as "substandard," "doubtful," or "loss" as defined by OTS regulations. Adequate valuation allowances are required to be established for assets classified as substandard or doubtful. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. An asset which does not currently warrant classification as substandard but which possesses credit deficiencies or potential weaknesses deserving close attention is required to be designated as "special mention." In addition, a savings institution is required to set aside adequate valuation allowances to the extent that any affiliate possesses assets which pose a risk to the savings institution. The OTS has the authority to approve, disapprove or modify any asset classification or any amount established as an allowance pursuant to such classification. The Corporation establishes specific valuation allowances equal to 100.0% of all assets classified as doubtful or loss resulting in a net book value of zero. At December 31, 2001, the Corporation had $67.2 million in assets classified as special mention, $151.4 million in assets classified as substandard, and no assets classified as doubtful or loss. Substantially all nonperforming assets at December 31, 2001, are classified as substandard pursuant to applicable asset classification standards. Of the Corporation's loans which were not classified at December 31, 2001, there were no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

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

                                                                                Minimum    Maximum
                                                                               Loan Loss  Loan Loss
Type of Loan and Status                                                        Percentage Percentage
-----------------------                                                        ---------- ----------
Residential real estate loans:
   Current....................................................................      .15%       .25%
   90 days delinquent (or classified substandard).............................     7.50      10.00
Residential construction loans:
   Current....................................................................     1.00       1.75
   Classified special mention.................................................     2.00       5.00
   90 days delinquent (or classified substandard).............................    10.00      20.00
Commercial real estate loans:
   Current....................................................................     1.00       1.75
   Classified special mention.................................................     2.00       5.00
   90 days delinquent (or classified substandard).............................    10.00      20.00
Commercial operating loans:
   Current....................................................................     1.00       1.75
   Classified special mention.................................................     2.00       5.00
   90 days delinquent (or classified substandard).............................    10.00      20.00
Agricultural loans:
   Current....................................................................     1.00       1.75
   Classified special mention.................................................     2.00       5.00
   90 days delinquent (or classified substandard).............................    10.00      20.00
Consumer loans:
   Current--auto..............................................................     1.75       2.50
   Current--home equity.......................................................      .75       1.50
   Current--all others........................................................     2.75       3.50
   Classified substandard and 90 days delinquent..............................    20.00      30.00
   120 days delinquent (the unsecured balance of consumer loans over 120 days
     delinquent is generally written off).....................................   100.00     100.00
Credit card/taxsaver:
   Current credit card........................................................     4.00       5.00
   Current taxsaver...........................................................      .75       1.50
   90 days delinquent (or classified substandard).............................    20.00      30.00
   120 days delinquent........................................................   100.00     100.00

   Effective January 1, 2002, the Corporation amended its policy for calculating reserves on the loan portfolio by classifying the credit risk of the portfolio into eight categories compared to six at December 31, 2001. Classes one through four represent varying degrees of pass rated risk credits, or minimal credit risk, with minimum and maximum rates of .25% to 1.10% for class one, .60% to 1.80% for class two, .85% to 2.30% for class three and 1.35% to 3.10% for class four. Classes five (special mention), six (substandard), seven (doubtful) and eight (loss), mirror regulatory definitions and are consistent between all commercial loan types. Classes five through eight are subject to minimum and maximum rates of 5.0% to 10.0% for class five, 10.0% to 20.0% for class six, 50.0% to 100.0% for class seven and 100.0% for class eight.

   Other changes include the minimum and maximum range for reserve percentages for consumer auto loans at 1.75% to 2.50%, consumer home equity loans .75% to 1.50%, all other consumer loans 2.75% to 3.50% and current Taxsaver credit card loans .75% to 1.50%. Also, due to the increase in the size of the small business loan portfolio, such loans have been broken out from consumer loans and are subject to new reserve percentages. The minimum and maximum ranges are 2.0% to 4.0% for one through four rated risk credits, 2.0% to 10.0% for five rated risk credits, 30.0% to 50.0% for six rated risk credits and 100.0% for seven and eight rated risk credits. These changes were designed to more accurately reflect the inherent risk in the Corporation's loan portfolio and the current economic environment.

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

   Management determines the elements of the allowance through two methods. The first valuation process is the analysis of specific loans for individual impairment. This impairment is measured according to the provisions of Statements of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." Management applies specific monitoring policies and procedures that vary according to the relative risk profile and other characteristics of the loans within the various loan portfolios. Management completes periodic specific credit evaluations on commercial real estate, commercial operating, and agricultural loans and loan relationships with committed balances in excess of $1.0 million. Management reviews these loans to assess the ability of the borrower to service all principal and interest obligations and, as a result, may adjust the risk grade accordingly and the corresponding classification. Loans and loan relationships in these portfolios which possess, in management's estimation, potential or well defined weaknesses which could effect the full collection of the Corporation's contractual principal and interest are evaluated under more stringent reporting and oversight procedures. These specific loans are classified as either special mention, substandard, doubtful or loss. The loans classified as doubtful or loss are allocated a specific allowance equal to 100% of the amount of the loan.

   The second valuation process is determining the estimated allowance is based on minimum and maximum range percentages applied to each of the Corporation's pools of outstanding loan portfolios. The Corporation's residential, consumer and credit card portfolios are relatively homogenous. Generally, no single loan is individually significant in terms of its size or potential loss. Therefore, management reviews these portfolios by analyzing their performance as a specific pool against which management estimates an allowance for impairment. Management's determination of the level of the reserve within the minimum and maximum percentages for these homogenous pools rests upon various judgments and assumptions used to determine the impairment related to the risk characteristics of the specific portfolio pools. The minimum and maximum range percentages are evaluated at least on a quarterly basis for appropriateness based on historical write-offs, delinquency trends, economic conditions and other factors.

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

   The following table sets forth the activity in the Bank's allowance for loan losses for the periods as indicated:

                                                     Six Months
                                        Year Ended     Ended               Year Ended June 30,
                                       December 31, December 31, --------------------------------------
                                           2001         2000       2000      1999      1998      1997
                                       ------------ ------------ --------  --------  --------  --------
                                                            (Dollars in Thousands)
Allowance for losses on loans
 at beginning of year.................   $ 83,439     $ 70,556   $ 80,419  $ 64,757  $ 60,929  $ 59,577
Loans charged-off:
   Single-family residential..........     (2,405)        (909)    (1,874)   (2,542)   (2,838)   (2,535)
   Multi-family residential
     and commercial real estate.......     (1,054)      (2,564)    (1,938)      (71)       --      (300)
   Consumer and other.................    (21,615)     (13,435)   (20,350)  (13,147)  (11,319)  (12,597)
                                         --------     --------   --------  --------  --------  --------
       Loans charged-off..............    (25,074)     (16,908)   (24,162)  (15,760)  (14,157)  (15,432)
                                         --------     --------   --------  --------  --------  --------

Recoveries:
   Single-family residential..........          6            9         81       210       254       101
   Multi-family residential and
     commercial real estate...........         --           --          5        --     2,822       297
   Consumer and other.................      5,312        2,539      5,747     3,464     1,740     2,474
                                         --------     --------   --------  --------  --------  --------
       Recoveries.....................      5,318        2,548      5,833     3,674     4,816     2,872
                                         --------     --------   --------  --------  --------  --------
Net loans charged-off.................    (19,756)     (14,360)   (18,329)  (12,086)   (9,341)  (12,560)
Provision charged to operations.......     38,945       27,854     13,760    12,400    13,853    13,427
Activity of combining companies
 to convert to June 30 fiscal year....         --           --         --        --       390       475
Allowances acquired in acquisitions...         --           --         --    17,307     1,273     1,966
Change in estimate of allowance for
  bulk purchased loans................       (172)         (87)    (5,294)   (1,959)   (2,324)   (1,878)
Charge-off to allowance
 for bulk purchased loans.............         --          (28)        --        --       (23)      (78)
Charge-off to allowance
 on sale of securitized loans.........         (5)        (496)        --        --        --        --
                                         --------     --------   --------  --------  --------  --------
Allowance for losses on loans
 at end of year.......................   $102,451     $ 83,439   $ 70,556  $ 80,419  $ 64,757  $ 60,929
                                         ========     ========   ========  ========  ========  ========
Ratio of net loans charged-off to
  average loans outstanding during the
  period..............................        .22%         .14%       .19%      .14%      .12%      .18%
                                              ===          ===        ===       ===       ===       ===

Investment Activities

   The Corporation's general policy is to invest primarily in short-term liquid assets in compliance with regulatory requirements. As of December 31, 2001, the Corporation had total average liquid assets of $2.1 billion, which consisted of $221.4 million in cash and $1.9 billion in agency-backed securities. The Corporation's liquidity ratio was 15.42% as of December 31, 2001. See "Regulation -- Liquidity Requirements." The Corporation's management objective is to maintain liquidity at a level sufficient to assure adequate funds, taking into account anticipated cash flows and available sources of credit, to allow future flexibility to meet withdrawal requests, to fund loan commitments, to maximize income while protecting against credit risks and to manage the repricing characteristics of the Corporation's assets and liabilities. Such liquid funds are managed in an effort to produce the highest yield consistent with maintaining safety of principal. The relative size and mix of investment securities in the Corporation's portfolio are based on management's judgment compared to the yields and maturities available on other investment securities. The Corporation emphasizes low credit risk in selecting investment options.

   The following table sets forth the carrying value of the Corporation's investment securities and short-term cash investments as of the dates indicated as follows:

                                                         December 31,         June 30,
                                                      ------------------- -----------------
                                                         2001      2000     2000     1999
                                                      ---------- -------- -------- --------
                                                                 (In Thousands)
U.S. Treasury and other Government agency obligations $  848,131 $534,502 $894,099 $833,957
Obligations of states and political subdivisions.....    179,593  141,363   51,646   54,450
Other securities.....................................    122,621   95,272   47,422   58,164
                                                      ---------- -------- -------- --------
   Total investment securities.......................  1,150,345  771,137  993,167  946,571
Interest-earning cash on deposit and federal funds...        590    1,283    1,086   39,585
                                                      ---------- -------- -------- --------
   Total Investments................................. $1,150,935 $772,420 $994,253 $986,156
                                                      ========== ======== ======== ========

   The following table sets forth the scheduled maturities, market values and weighted average yields for the Corporation's investment securities at December 31, 2001:

                                       One Year       Over One Within  Over Five Within      More Than
                                        or Less         Five Years         Ten Years         Ten Years                 Total
                                   ----------------  ----------------  ----------------  ----------------  ---------------------
                                   Amortized Average Amortized Average Amortized Average Amortized Average Amortized    Market
                                     Cost     Yield    Cost     Yield    Cost     Yield    Cost     Yield    Cost       Value
                                   --------- ------- --------- ------- --------- ------- --------- ------- ---------- ----------
                                                                          (Dollars in Thousands)
U.S. Treasury and other Government
  agency obligations..............   $--       -- %  $131,004   5.85%  $635,100   5.48%  $ 80,691   2.82%  $  846,795 $  848,131
States and political subdivisions.    950     4.54     18,125   6.32     17,097   5.31    141,287   5.29      177,459    179,593
Other debt securities.............     --       --     52,452   6.77     29,961   6.68     36,059   7.72      118,472    122,621
                                     ----     ----   --------   ----   --------   ----   --------   ----   ---------- ----------
   Total..........................   $950     4.54%  $201,581   6.13%  $682,158   5.53%  $258,037   4.86%  $1,142,726 $1,150,345
                                     ====     ====   ========   ====   ========   ====   ========   ====   ========== ==========



                                   Average
                                    Yield
                                   -------

U.S. Treasury and other Government
  agency obligations..............  5.28%
States and political subdivisions.  5.39
Other debt securities.............  7.03
                                    ----
   Total..........................  5.48%
                                    ====

For further information regarding the Corporation's investment securities, see
Note 2 to the Consolidated Financial Statements under Item 8 of this Report.

Sources of Funds

  General

   Deposits have historically been the major source of the Corporation's funds for lending and other investment purposes. In addition to deposits, the Corporation derives funds from principal and interest repayments on loans and mortgage-backed securities, sales of loans, FHLB advances, prepayment and maturity of investment securities, and other borrowings. At December 31, 2001, deposits made up 54.0% of total interest-bearing liabilities compared to 67.3% at December 31, 2000, and 58.2% at June 30, 2000. Deposit levels are significantly influenced by general interest rates, economic conditions and competition. Other borrowings, primarily FHLB advances, are utilized to compensate for any decreases in the normal or expected inflow of deposits.

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

   The Corporation's core deposits (NOW accounts, money market accounts and savings or passbook accounts) increased $133.5 million to $3.4 billion at December 31, 2001, compared to $3.3 billion at December 31, 2000. The core deposits increased even though the Corporation experienced an outflow of $171.7 million from the 34 branches sold in 2001. Non-interest bearing NOW accounts totaled $699.9 million at December 31, 2001, compared to $562.4 million at December 31, 2000.

   Fixed-term, fixed-rate certificates of deposit at December 31, 2001, represented 46.2% (or $3.0 billion) of total deposits compared to 57.0% (or $4.4 billion) of total deposits at December 31, 2000. The Corporation offers certificate accounts with terms ranging from one month to 120 months. The net decrease totaling $1.4 billion in certificates of deposits comparing December 31, 2001, to December 31, 2000, is due primarily to the Corporation's planned run-off of certificates of deposit according to the Corporation's business plan, including a reduction in brokered deposits totaling $269.2 million, and the sale of certificates of deposit totaling $274.5 million due to the 34 branches sold in 2001.

   For additional information on the Corporation's deposits, see Note 11 to the Consolidated Financial Statements under Item 8 of this Report.

   The following table sets forth the balances and percentages of the various types of deposits offered by the Corporation at the dates indicated and the change in the amount of deposits between such dates:

                               December 31, 2001               December 31, 2000                June 30, 2000
                        -------------------------------  -----------------------------  -----------------------------
                                     % of    Increase                 % of    Increase               % of    Increase
                          Amount   Deposits (Decrease)     Amount   Deposits (Decrease)   Amount   Deposits (Decrease)
                        ---------- -------- -----------  ---------- -------- ---------- ---------- -------- ----------
                                                                           (Dollars in Thousands)

Passbook accounts...... $1,939,596   30.3%  $    78,522  $1,861,074   24.2%  $ 285,694  $1,575,380   21.5%  $ 438,098
NOW accounts...........  1,198,646   18.7       132,676   1,065,970   13.8      37,330   1,028,640   14.0      (8,281)
Market rate savings....    304,620    4.8       (77,724)    382,344    5.0    (148,973)    531,317    7.3    (377,916)
Certificates of deposit  2,953,660   46.2    (1,431,438)  4,385,098   57.0     189,935   4,195,163   57.2    (376,816)
                        ----------  -----   -----------  ----------  -----   ---------  ----------  -----   ---------
Total deposits......... $6,396,522  100.0%  $(1,297,964) $7,694,486  100.0%  $ 363,986  $7,330,500  100.0%  $(324,915)
                        ==========  =====   ===========  ==========  =====   =========  ==========  =====   =========

                                June 30, 1999
                        ------------------------------
                                     % of    Increase
                          Amount   Deposits (Decrease)
                        ---------- -------- ----------


Passbook accounts...... $1,137,282   14.9%  $  146,286
NOW accounts...........  1,036,921   13.5      156,920
Market rate savings....    909,233   11.9      268,746
Certificates of deposit  4,571,979   59.7      525,256
                        ----------  -----   ----------
Total deposits......... $7,655,415  100.0%  $1,097,208
                        ==========  =====   ==========

   The following table shows the composition of average deposit balances and average rates for the periods as indicated:

                                                                   Year Ended June 30,
                           Year Ended     Six Months Ended  --------------------------------
                        December 31, 2001 December 31, 2000       2000             1999
                        ----------------  ----------------  ---------------  ---------------
                          Average   Avg.    Average   Avg.   Average   Avg.   Average   Avg.
                          Balance   Rate    Balance   Rate   Balance   Rate   Balance   Rate
                        ----------  ----  ----------  ----  ---------- ----  ---------- ----
                                               (Dollars in Thousands)
Passbook accounts...... $1,958,022  4.73% $1,703,299  5.34% $1,320,996 4.48% $1,125,632 3.70%
NOW accounts...........  1,119,862   .37   1,031,255   .61   1,041,483  .71   1,020,345 1.20
Market rate savings....    335,798  2.77     448,043  3.82     774,660 4.01     745,265 3.62
Certificates of deposit  3,709,030  5.51   4,283,327  5.88   4,295,975 5.31   4,497,729 5.38
                        ----------  ----  ----------  ----  ---------- ----  ---------- ----
Average deposit
  accounts............. $7,122,712  4.36% $7,465,924  4.90% $7,433,114 4.38% $7,388,971 4.37%
                        ==========  ====  ==========  ====  ========== ====  ========== ====

   The following table sets forth the Corporation's certificates of deposit (fixed maturities) classified by rates at the periods as indicated:

                                  December 31,            June 30,
                              --------------------- ---------------------
               Rate              2001       2000       2000       1999
               ----           ---------- ---------- ---------- ----------
                                            (In Thousands)
      Less than 2.00%........ $   45,207 $    1,968 $       -- $       --
      2.00%--2.99%...........    562,840         78      7,685      6,555
      3.00%--3.99%...........    537,808      6,119      6,740     73,342
      4.00%--4.99%...........    825,086    583,156    771,419  1,816,539
      5.00%--5.99%...........    611,563  1,251,274  2,007,819  2,310,800
      6.00%--6.99%...........    257,613  2,313,213  1,328,741    307,487
      7.00%--7.99%...........    112,885    227,833     70,974     53,311
      8.00% and over.........        658      1,457      1,785      3,945
                              ---------- ---------- ---------- ----------
      Certificates of deposit $2,953,660 $4,385,098 $4,195,163 $4,571,979
                              ========== ========== ========== ==========

   The following table presents the outstanding amount of certificates of deposit in amounts of $100,000 or more by time remaining until maturity at the periods as indicated:

                                   December 31,        June 30,
                                 ----------------- -----------------
                                   2001     2000     2000     1999
                                 -------- -------- -------- --------
                                           (In Thousands)
              Maturity Period
              ---------------
            Three months or less $256,828 $353,172 $208,258 $482,996

       Over three through six months.   69,244  222,913  117,680  124,793
       Over six through twelve months   87,912  279,053  254,141  143,127
       Over twelve months............   70,136   61,388  113,341   41,427
                                      -------- -------- -------- --------
          Total...................... $484,120 $916,526 $693,420 $792,343
                                      ======== ======== ======== ========

  Borrowings

   The Corporation has also relied upon other borrowings, primarily advances from the FHLB, as additional sources of funds. The maximum amount of FHLB advances which the FHLB will advance for purposes other than meeting deposit withdrawals fluctuates from time to time in accordance with federal regulatory policies.

The Corporation is required to maintain an investment in FHLB stock in an amount equal to the greater of 1.0% of the aggregate unpaid loan principal of the Corporation's loans secured by home mortgage loans, home purchase contracts and similar obligations, or 5.0% of advances from the FHLB to the Corporation. The Corporation is also required to pledge such stock as collateral for FHLB advances. In addition to this collateral requirement, the Corporation is required to pledge additional collateral which may be unencumbered whole residential first mortgage loans with an aggregate unpaid principal amount equal to 158.0% of the Corporation's total outstanding FHLB advances. Alternatively, the Corporation can pledge 90.0% of the market value of U.S. government or U.S. government agency guaranteed securities, including mortgage-backed securities, as collateral for the outstanding FHLB advances. Pursuant to this requirement, as of December 31, 2001, the Corporation had pledged $3.7 billion of its real estate loans and $516.5 million of its mortgage backed securities and held FHLB stock totaling $253.9 million.

   At December 31, 2001, the Corporation had advances totaling $4.9 billion from the FHLB at interest rates ranging from 1.78% to 7.69% and at a weighted average rate of 4.76%. At December 31, 2000, and June 30, 2000, such advances from the FHLB totaled $3.6 billion and $5.0 billion, respectively, at weighted average rates of 6.41% and 5.98%. Fixed-rate advances totaling $1.7 billion at December 31, 2001, with a weighted average rate of 5.29% are convertible into adjustable-rate advances at the option of the FHLB with call dates ranging from January 2002 to March 2003. Such convertible advances all have scheduled maturities due over five years.

   Set forth below is certain information relating to the Corporation's securities sold under agreements to repurchase and FHLB advances at the dates and for the periods indicated:

                                                             Six Months
                                                Year Ended     Ended       Year Ended June 30,
                                               December 31, December 31, ----------------------
                                                   2001         2000        2000        1999
                                               ------------ ------------ ----------  ----------
                                                            (Dollars in Thousands)
Repurchase Agreements:
Balance at end of year........................  $  201,912   $    6,905  $   33,379  $  128,514
Maximum month-end balance.....................  $  201,912   $   33,411  $  132,432  $  334,294
Average balance...............................  $   82,215   $   18,692  $   69,763  $  209,111
Weighted average interest rate during the year        5.32%        4.98%       5.62%       5.94%
Weighted average interest rate at end of year.        4.30%        4.91%       4.99%       5.72%

FHLB Advances:
Balance at end of year........................  $4,928,075   $3,565,465  $5,049,582  $3,632,241
Maximum month-end balance.....................  $4,928,075   $5,180,560  $5,049,582  $3,709,348
Average balance...............................  $4,265,468   $4,883,700  $4,373,510  $3,000,837
Weighted average interest rate during the year        5.49%        6.10%       5.51%       5.26%
Weighted average interest rate at end of year.        4.76%        6.41%       5.98%       5.05%

   For additional information on the Corporation's FHLB advances, securities sold under agreements to repurchase and other borrowings, see Notes 12 and 13 to the Consolidated Financial Statements under Item 8 of this Report.

  Customer Services

   Retail management aggressively markets the Bank's various checking and loan products since these are the principal entry points for consumers seeking a banking relationship. The Corporation's goal is to become the new customer's primary bank so that the opportunity is there immediately and over time to cross-sell the Bank's numerous services to develop profitable household relationships. Accordingly, management continues to update the data processing equipment within the branch operations to provide a cost-effective and efficient delivery of services to the Bank's customers. Management has also been proactive in the implementation of new consumer- oriented technologies, including online banking and bill-paying through the Bank's web sight at www.comfedbank.com. Management continues to strive to provide customers with the ability to bank when, where and how they choose. The Corporation initiated a full-service cash management program in the fourth quarter of 2001 to further develop the Bank's commercial banking relationships. The Bank utilizes an internet-based cash management tool providing business owners access to full-service electronic banking. Services of this program, among others, include funds transfer, debit of consumer accounts, electronic payment of vendors, payroll direct deposits and wire transfers. In addition to online banking, the Bank offers customers the ability to bank in person at our free-standing branch offices and supermarket locations, many of which offer extended weekday and weekend hours; by telephone, utilizing our 24-hour AccessNow automated customer service system tied to extended-hour operator availability; and by ATMs through the Bank's proprietary network and links to other national and international ATM services. Additional information about the Bank's competitive products can be obtained from the Bank's web site.

Subsidiaries

   The Bank is permitted to invest an amount equal to 2.0% of its consolidated regulatory assets in capital stock and secured and unsecured loans in its service corporations, and an amount equal to an additional 1.0% of its consolidated regulatory assets when such additional investment is used for community development purposes. In addition, federal savings institutions meeting regulatory capital requirements and certain other tests may invest up to 50.0% of their regulatory core capital in conforming first mortgage loans to service corporations. Under such limitations, at December 31, 2001, the Bank was authorized to invest up to $380.2 million in the stock of, or loans to, service corporations (based upon the 3.0% limitation). As of December 31, 2001, the Bank's investment in capital stock in its service corporations and their wholly-owned subsidiaries was $8.4 million.

   Regulatory capital standards also contain a provision requiring that in determining capital compliance all savings associations must deduct from capital the amount of all post April 12, 1989, investments in and extensions of credit to subsidiaries engaged in activities not permissible for national banks. Currently, the Bank has two subsidiaries (Commercial Federal Service Corporation and First Savings Investment Corporation) engaged in activities not permissible for national banks. Investments in such subsidiaries must be 100% deducted from capital. See "Regulation -- Regulatory Capital Requirements." At December 31, 2001, the total investment in such subsidiaries was $8.0 million which was deducted from capital. Capital deductions are not required for investment in subsidiaries engaged in non-national bank activities as agent for customers rather than as principal, subsidiaries engaged solely in mortgage banking activities, and certain other exempted subsidiaries.

   The Bank is also required to give the FDIC and the Director of OTS 30 days prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. Both the FDIC and the Director of OTS have authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution.

   At December 31, 2001, the Bank had twelve wholly-owned subsidiaries, five of which own and operate certain real estate properties of the Bank. With the exception of the two real estate subsidiaries discussed above, these subsidiaries are considered engaged in permissible activities and do not require deductions from capital. CFMC was approved by the OTS in 1994 to be classified as an "operating subsidiary" and as such, CFMC ceased to be subject to the regulatory investment limitation in service corporations. The remaining wholly owned subsidiaries, exclusive of CFMC, are classified as service corporations. Descriptions of the principal active subsidiaries of the Bank follow.

   See Exhibit 21 "Subsidiaries of the Corporation" herein for a complete listing of all subsidiaries of the Corporation.

  Commercial Federal Mortgage Corporation ("CFMC")

   CFMC is a full-service mortgage banking company. The Corporation's real estate lending, secondary marketing, mortgage servicing and foreclosure activities are conducted primarily through CFMC. At December 31, 2001, CFMC serviced 51,000 loans for the Bank and 133,400 loans for others. See "Lending Activities -- Loan Servicing for Other Institutions."

  Commercial Federal Investment Services, Inc. ("CFIS")

   CFIS offers customers discount brokerage services in 46 of the Corporation's branch offices. CFIS provides investment advice and access to all major stock, bond, mutual fund, and option markets through a third party registered broker-dealer, who provides all support functions either independently or through affiliates.

  Commercial Federal Insurance Corporation ("CFIC")

   CFIC serves as a full-service independent insurance agency, offering a full line of homeowners, commercial (including property and casualty), health, auto and life insurance products. Additionally, a wholly-owned subsidiary of CFIC provides reinsurance on credit life and disability policies written by an unaffiliated carrier for consumer loan borrowers of the Corporation.

  Commercial Federal Service Corporation ("CFSC")

   CFSC was formed primarily to develop and manage real estate, principally apartment complexes located in eastern Nebraska, directly and through a number of limited partnerships. Subsidiaries of CFSC act as general partner and syndicator in many of the limited partnerships. Under the capital regulations previously discussed, the Bank's investments in and loans to CFSC are fully excluded from regulatory capital. See "Regulation -- Regulatory Capital Requirements."

  REIT Holding Company ("REIT")

   During fiscal year 2000, a real estate investment trust was formed to hold mortgage loan participation interests. All earnings from the REIT are derived from loan participation interests acquired from the Bank.

Employees

   At December 31, 2001, the Corporation and its wholly-owned subsidiaries had 2,800 employees. The Corporation provides its employees with a comprehensive benefit program, including basic and major medical insurance, dental plan, a deferred compensation 401(k) plan, life insurance, accident insurance and short and long-term disability coverage. The Corporation also offers discounts on loan fees to its employees who qualify based on term of employment (except that no preferential rates or terms are offered to executive officers and senior management). The Corporation considers its employee relations to be good.

Competition

   The Corporation faces strong competition in the attraction of deposits and in the origination of real estate, consumer and commercial loans. Its most direct competition for savings deposits has come historically from commercial banks and from thrift institutions located in its primary market areas. The Corporation's primary market area for savings deposits includes Colorado, Iowa, Nebraska, Kansas, Oklahoma, Missouri and Arizona and, for loan originations, includes Colorado, Iowa, Nebraska, Kansas, Oklahoma, Missouri, Arizona and Las Vegas, Nevada (primarily residential construction lending). Management believes that the Corporation's extensive branch network has enabled the Corporation to compete effectively for deposits and loans against other financial institutions. The Corporation has been able to attract savings deposits primarily by offering depositors a wide variety of deposit accounts, convenient branch locations, a full range of financial services and competitive rates of interest.

   The Corporation's competition for real estate, consumer and commercial loans comes principally from other thrift institutions, mortgage banking companies, commercial banks, insurance companies and other institutional lenders. The Corporation competes for loans principally through the efficiency and quality of the service provided to borrowers and the interest rates and loan fees charged.

Regulation

  General

   The Bank must comply with various regulations of both the OTS and the FDIC. The Bank's lending activities and other investments must comply with federal statutory and regulatory requirements. The Bank must also comply with the reserve requirements of the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of the SAIF and depositors. Both the OTS and the FDIC have extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the establishment of adequate loan loss reserves. The OTS regularly examines the Bank and prepares reports to the Board of Directors of the Bank regarding any deficiencies. The Bank must also file reports with the OTS and the FDIC concerning its activities and financial condition and must obtain regulatory approval before engaging in certain transactions.

   As a savings and loan holding company, the Corporation is also subject to the OTS's regulation, examination, supervision and reporting requirements. Certain of these regulatory requirements are referred to within this "Regulation" section or appear elsewhere in this Report.

  The Gramm-Leach-Bliley Act

   On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was signed into law. Effective March 11, 2000, the GLB Act authorized affiliations between banking, securities and insurance firms and authorized bank holding companies and national banks to engage in a variety of new financial activities. The GLB Act, however, prohibits future affiliations between existing unitary savings and loan holding companies, like the Corporation, and firms that are engaged in commercial activities and prohibits the formation of new unitary holding companies.

   The GLB Act imposed new privacy requirements on financial institutions. Financial institutions are generally prohibited from disclosing customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are also required to disclose their privacy policies to customers annually. Financial institutions, however, must comply with state law if it is more protective of customer privacy than the GLB Act.

   The GLB Act imposes certain burdens on the Corporation's operations. From a competitive environment perspective, the GLB Act reduces the range of companies with which the Corporation may affiliate, although the Act may facilitate affiliations with companies in the financial services industry.

  Regulatory Capital Requirements

   At December 31, 2001, the Bank exceeded all minimum regulatory capital requirements mandated by the OTS. The following table sets forth information relating to the Bank's regulatory capital compliance at December 31, 2001:

                                                                               Actual    Requirement   Excess
                                                                              ---------  -----------   ------
                                                                                  (Dollars in Thousands)
Bank's stockholder's equity.................................................. $ 854,180
Add accumulated losses on certain available for sale securities and cash flow
  hedges, net................................................................    51,765
Less intangible assets.......................................................  (191,450)
Less investments in non-includable subsidiaries..............................    (7,961)
                                                                              ---------
Tangible capital............................................................. $ 706,534
                                                                              =========
Tangible capital to adjusted assets (1)......................................      5.58%    1.50%       4.08%
                                                                              =========     ====        ====
Tangible capital............................................................. $ 706,534
Plus certain restricted amounts of other intangible assets...................     3,236
                                                                              ---------
Core capital (Tier 1 capital)................................................ $ 709,770
                                                                              =========
Core capital to adjusted assets (2)..........................................      5.60%    3.00%/(3)/  2.60%
                                                                              =========     ====        ====
Core capital................................................................. $ 709,770
Less equity investments and other assets required to be deducted.............    (1,102)
Plus qualifying subordinated debt............................................    50,000
Plus unrealized gains on available for sale equity securities................       102
Plus qualifying loan loss allowances.........................................    91,943
                                                                              ---------
Risk-based capital (Total capital)........................................... $ 850,713
                                                                              =========
Risk-based capital to risk-weighted assets (4)...............................     11.38%    8.00%       3.38%
                                                                              =========     ====        ====

--------
(1) Based on adjusted total assets totaling $12,669,688.
(2) Based on adjusted total assets totaling $12,672,924.
(3) This is the minimum percentage requirement for institutions that are not anticipating or experiencing significant growth and have well-diversified risks, including minimal interest rate risk exposure, excellent asset quality, high liquidity and stable and sufficient earnings. For all other institutions the minimum required ratio is 4.00%.
(4) Based on risk-weighted assets totaling $7,474,704.

   The Federal Deposit Insurance Corporation Improvement Act of 1991 established five regulatory capital categories: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized; and authorized banking regulatory agencies to take prompt corrective action with respect to institutions in the three undercapitalized categories. These corrective actions become increasingly more stringent as an institution's regulatory capital declines. At December 31, 2001, the Bank exceeded the minimum requirements for the well-capitalized category as shown in the following table:

                                                         Tier 1     Tier 1   Total
                                                         Capital   Capital  Capital
                                                       to Adjusted to Risk- to Risk-
                                                          Total    Weighted Weighted
                                                         Assets     Assets   Assets
                                                       ----------- -------- --------
Percentage of adjusted assets.........................    5.60%      9.50%   11.38%
Minimum requirements to be classified well-capitalized    5.00%      6.00%   10.00%

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

   Tangible capital is defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries and certain nonwithdrawable accounts and pledged deposits, less
intangible assets      , non-mortgage servicing assets, and credit-enhancing
interest-only strips above the amount that may be included in core capital. Tangible capital is further reduced by an amount equal to the savings association's debt and equity investments in subsidiaries engaged in activities not permissible for national banks. At December 31, 2001, the Bank had approximately $8.0 million of debt and equity invested in two subsidiaries which are engaged in activities not permissible for national banks that was deducted from capital. See "Business -- Subsidiaries."

   Core capital consists of tangible capital plus restricted amounts of certain grandfathered intangible assets, purchased credit card relationships and non-mortgage servicing rights. The Bank's core capital of $709.8 million at December 31, 2001 did not include any qualifying supervisory goodwill but did include $3.2 million of restricted amounts of certain intangible assets (core value of deposits).

   Risk-based capital is comprised of core capital and supplementary capital. Supplementary capital consists of certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the Bank's loan loss allowances and a portion of the Bank's unrealized gains on equity securities. The portion of the allowances for loan losses includable in supplementary capital is limited to 1.25% of risk-weighted assets and totaled $91.9 million at December 31, 2001. Qualifying subordinated debt, issued in the fourth quarter of 2001, is included in supplementary capital and totaled $50.0 million at December 31, 2001. The portion of the unrealized gain that may be included is limited to a maximum of 45.0% provided the equity securities have readily determinable fair values.

   The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of every on-balance-sheet asset and the credit-equivalent amount of every off-balance-sheet item after being multiplied by an assigned risk weight. The risk weights are determined by the OTS and range from 0% for cash to 100% for consumer loans, non-qualifying single-family, multi-family and residential construction loans and commercial real estate loans, repossessed assets and loans more than 90 days past due. OTS capital regulations require savings institutions to maintain minimum total capital, consisting of core capital plus supplementary capital (limited to 100% of core capital), equal to 8.0% of risk-weighted assets.

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

   The Bank was in compliance with this requirement at December 31, 2001, with an investment in FHLB stock totaling $253.9 million.

  Liquidity Requirements

   The OTS issued a final rule effective July 18, 2001, whereby savings associations are only required to maintain sufficient liquidity to ensure their safe and sound operation. The Bank's liquidity ratio was 15.42% at December 31, 2001.

  Qualified Thrift Lender Test

   Savings institutions like the Bank are required to satisfy a qualified thrift lender ("QTL") test. To meet the QTL test, the Bank must maintain at least 65.0% of its portfolio assets (total assets less intangible assets, property the Bank uses in conducting its business and liquid assets in an amount not exceeding 20.0% of total assets) in "Qualified Thrift Investments." Qualified Thrift Investments consist primarily of residential mortgage loans and mortgage-backed securities and other securities related to domestic, residential real estate or manufactured housing. The shares of stock the Bank owns in the FHLB of Topeka also qualify as Qualified Thrift Investments as do loans for educational purposes, loans to small businesses and loans made through credit cards or credit card accounts. Certain other types of assets also qualify as Qualified Thrift Investments subject to an aggregate limit of 20.0% of portfolio assets.

   If the Bank satisfies the test, it will continue to enjoy full borrowing privileges from the FHLB of Topeka. If it does not satisfy the test it may lose it borrowing privileges and be subject to activities and branching restrictions applicable to national banks. Compliance with the QTL test is measured on a monthly basis and the Bank must meet the test in nine out of every 12 months. As of December 31, 2001, the Bank was in compliance with the QTL test with approximately 78.15% of the Bank's portfolio assets invested in Qualified Thrift Investments.

  Restrictions On Capital Distributions

   The OTS limits the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution must submit notice to the OTS prior to making a capital distribution if:

  . the association does not qualify for expedited treatment under OTS application processing regulations,

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

   A savings association must file an application to the OTS and obtain its approval prior to paying a capital distribution if:

  . the association does not qualify for expedited treatment under OTS application processing regulations,

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

   At December 31, 2001, the Bank was required to file an application to the OTS prior to paying a capital distribution. During calendar year 2001 the Bank recorded net income of approximately $105.6 million and made capital distributions totaling $216.0 million. Total distributions exceeded the Bank's retained net income for calendar year 2001 plus the preceding two years (the "retained net income standard") by $228.2 million. Despite the above authority, the OTS may prohibit any savings institution from making a capital distribution if the OTS determined that the distribution constituted an unsafe or unsound practice. Furthermore, under the OTS's prompt corrective action regulations the Bank would be prohibited from making any capital distributions if, after making the distribution, the Bank would not satisfy its minimum capital requirements.

  Deposit Insurance

   The SAIF insures the Bank's deposit accounts up to applicable regulatory limits. The Bank also has a portion of deposits (approximately 14 %) acquired from acquisitions that are insured by the BIF. The FDIC establishes an assessment rate for deposit insurance premiums which protects the insurance fund and considers the fund's operating expenses, case resolution expenditures, income and effect of the assessment rate on the earnings and capital of SAIF members. The SAIF assessment is based on the capital adequacy and supervisory rating of the institution and is assigned by the FDIC.

   The FDIC's assessment schedule for SAIF deposit insurance mandates the assessment rate for well-capitalized institutions with the highest supervisory ratings be reduced to zero and institutions in the lower risk assessment classification be assessed at the rate of .27% of insured deposits. In addition, all institutions are required to pay assessments to help fund interest payments on certain bonds issued by the Financing Corporation. The Financing Corporation assessment rate is reset quarterly. The rates for each of the respective quarters during 2001 were .019 basis points, .0188 basis points, ..0184 basis points and .0182 basis points, respectively.

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

  Federal Reserve System

   Pursuant to current regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3.0% on the first $41.3 million of transaction accounts, plus 10.0% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 2001, the Bank met its reserve requirements.

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

  . those activities authorized by regulation as of March 5, 1987, to be engaged in by multiple holding companies; or

  . those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities.

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

  Taxation

   The Corporation is subject to the provisions of the Internal Revenue Code of 1986, as amended. The Corporation and its subsidiaries, including the Bank, file a consolidated federal income tax return based on a June 30 fiscal year end compared to a December 31 year end for reporting purposes. Consolidated taxable income is determined on an accrual basis. The Internal Revenue Service has completed examination of the Corporation's consolidated federal income tax returns through June 30, 1995, with no effect on the Corporation's results of operations.

   The State of Nebraska imposes a franchise tax on all financial institutions. Under the franchise tax, the Bank can not join in the filing of a consolidated return with the Corporation (which is filed separately). The Bank is assessed at a rate of $.47 per $1,000 of average deposits. The franchise tax is limited to 3.81% of the Bank's income before tax (including subsidiaries) as reported on the Bank's consolidated books and records. The Corporation also pays franchise or state income taxes in a number of jurisdictions in which the Corporation or its subsidiaries conduct business. For further information regarding federal income taxes payable by the Corporation, see Note 15 to the Consolidated Financial Statements under Item 8 of this Report.

ITEM 2.  PROPERTIES

   At December 31, 2001, the Corporation conducted business through 196 branch offices in eight states: Colorado (44), Iowa (42), Nebraska (41), Kansas (26), Oklahoma (19), Missouri (14), Arizona (6) and Minnesota (4). On October 12, 2000, the Corporation announced a series of branch divestitures as part of its key strategic initiatives. During 2001, twelve branches were consolidated and 34 branches were sold.

   At December 31, 2001, the Corporation owned the buildings for 92 of its branch offices and leased the remaining 104 offices under leases expiring (not assuming exercise of renewal options) between January 2002 and April 2048. The Corporation has 236 "Cashbox" ATMs located throughout its eight-state region. At December 31, 2001, the total net book value of land, office properties and equipment owned by the Corporation was $158.7 million. Management believes that the Corporation's premises are suitable for its present and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

   There are no pending legal proceedings to which the Corporation, the Bank or any subsidiary is a party or to which any of their property is subject which are expected to have a material adverse effect on the Corporation's financial position. For information on other legal proceedings, see Note 18 to the Consolidated Financial Statements under Item 8 of this Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2001.

                                    PART II

ITEM 5. MARKET FOR COMMERCIAL FEDERAL CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Corporation's common stock is traded on the New York Stock Exchange under the symbol "CFB." The following table sets forth the high, low and closing sales prices and dividends declared for the periods indicated for the common stock:

                                   Common Stock Price
                                  -------------------- Dividends
               Quarter Ended       High   Low   Close  Declared
               -------------      ------ ------ ------ ---------
               December 31, 2001. $26.40 $22.15 $23.50   $.080
               September 30, 2001  28.55  22.12  24.27    .080
               June 30, 2001.....  23.40  21.11  23.10    .080
               March 31, 2001....  22.99  19.94  22.30    .070

               December 31, 2000.  20.38  16.06  19.44    .070
               September 30, 2000  19.25  16.31  19.13    .070

               June 30, 2000.....  17.13  14.81  15.56    .070
               March 31, 2000....  16.81  12.19  16.63    .070
               December 31, 1999.  20.81  16.25  17.81    .070
               September 30, 1999  24.69  18.63  19.63    .065

   As of December 31, 2001, there were 45,974,648 shares of common stock issued and outstanding that were held by over 5,500 shareholders of record and 3,232,122 shares subject to outstanding options. The number of shareholders of record does not reflect the persons or entities who hold their stock in nominee or "street" name.

   Cash dividends declared for calendar year 2001 totaled $15.2 million, or $.31 per common share compared to $7.6 million, or $.14 per common share ($.28 annualized per common share), for the six months ended December 31, 2000. Cash dividends declared for fiscal year 2000 totaled $15.8 million, or $.275 per common share, compared to fiscal year 1999 of $15.1 million. For information regarding the payment of future dividends and any possible restrictions see "MD&A--Liquidity and Capital Resources" under Item 7 of this Report and Note 16 to the Consolidated Financial Statements under Item 8 of this Report.

ITEM 6.  SELECTED FINANCIAL DATA

                                                             Six Months
                                                Year Ended     Ended               Year Ended June 30,
                                               December 31, December 31, --------------------------------------
                                                   2001       2000(1)      2000      1999      1998      1997
                                               ------------ ------------ --------  --------  --------  --------
                                                         (Dollars in Thousands Except Per Share Data)
Interest income...............................   $871,374     $498,732   $927,690  $839,354  $757,688  $717,592
Interest expense..............................    563,945      344,297    585,549   507,021   477,389   453,969
                                                 --------     --------   --------  --------  --------  --------
Net interest income...........................    307,429      154,435    342,141   332,333   280,299   263,623
Provision for loan losses.....................    (38,945)     (27,854)   (13,760)  (12,400)  (13,853)  (13,427)
Retail fees and charges.......................     53,519       25,650     43,230    36,740    30,284    26,198
Loan servicing fees, net......................      3,622       11,521     25,194    22,961    24,523    25,910
Gain (loss) on sales of securities and changes
 in fair value of derivatives, net............     15,422      (69,462)        --     4,376     3,765       510
Gain (loss) on sales of loans.................      8,739      (18,023)      (110)    3,423     3,092     2,142
Bank owned life insurance.....................     13,872          713         --        --        --        --
Real estate operations........................     (6,971)      (4,809)       (88)   (1,674)    1,894     1,314
Other operating income........................     32,184       14,304     33,613    24,189    23,702    15,914
General and administrative expenses (2).......    232,470      148,389    251,931   238,594   206,123   204,130
Amortization core value of deposits...........      7,211        3,903      8,563     8,984     5,954     9,380
Amortization of goodwill......................      8,134        4,250      8,673     6,718     1,860     1,855
                                                 --------     --------   --------  --------  --------  --------
Income (loss) before income taxes,
 extraordinary items and cumulative effect
 of change in accounting principle............    141,056      (70,067)   161,053   155,652   139,769   106,819
Income tax provision (benefit)................     43,374      (19,691)    55,269    63,260    52,356    37,980
                                                 --------     --------   --------  --------  --------  --------
Income (loss) before extraordinary items and
 cumulative effect of change in accounting
 principle....................................     97,682      (50,376)   105,784    92,392    87,413    68,839
Extraordinary items, net (3)..................         --           --         --        --        --      (583)
Cumulative effect of change in accounting
 principle, net (4)...........................         --      (19,125)    (1,776)       --        --        --
                                                 --------     --------   --------  --------  --------  --------
Net income (loss).............................   $ 97,682     $(69,501)  $104,008  $ 92,392  $ 87,413  $ 68,256
                                                 ========     ========   ========  ========  ========  ========
Earnings (loss) per share: (5)
  Income (loss) before extraordinary items
   and cumulative effect of change in
   accounting principle.......................   $   1.93     $   (.92)  $   1.82  $   1.54  $   1.52  $   1.17
  Extraordinary items, net (3)................         --           --         --        --        --      (.01)
  Cumulative effect of change in accounting
   principle, net (4).........................         --         (.35)      (.03)       --        --        --
                                                 --------     --------   --------  --------  --------  --------
  Net income (loss)...........................   $   1.93     $  (1.27)  $   1.79  $   1.54  $   1.52  $   1.16
                                                 ========     ========   ========  ========  ========  ========
Dividends declared per common share...........   $   .310     $   .140   $   .275  $   .250  $   .212  $   .185
                                                 ========     ========   ========  ========  ========  ========
Other data:
  Net interest rate spread....................       2.61%        2.46%      2.67%     2.85%     2.62%     2.58%
  Net yield on interest-earning assets........       2.62%        2.44%      2.78%     2.99%     2.88%     2.86%
  Return on average assets (6)................        .76%       (1.01)%      .77%      .77%      .85%      .70%
  Return on average equity (6)................      12.23%      (15.30)%    10.85%     9.95%    10.96%     9.18%
  Return on average tangible equity...........      16.30%      (20.15)%    14.52%    12.49%    11.98%     9.86%
  Dividend payout ratio.......................      16.06%         n/a      15.36%    16.23%    13.95%    15.95%
  Total number of branches at end of period...        196          241        255       256       195       190

                           (Continued on next page)

                                               Six Months
                                  Year Ended     Ended                     Year Ended June 30,
                                 December 31, December 31, --------------------------------------------------
                                     2001         2000        2000         1999         1998         1997
                                 ------------ ------------ -----------  -----------  -----------  -----------
                                                 (Dollars in Thousands Except Per Share Data)
Total assets.................... $12,901,585  $12,540,304  $13,793,038  $12,775,462  $10,399,229  $10,040,596
Investment securities...........   1,150,345      771,137      993,167      946,571      673,304      622,240
Mortgage-backed
 securities.....................   1,829,728    1,514,510    1,220,138    1,282,545    1,091,849    1,388,940
Loans receivable, net...........   8,403,425    8,893,374   10,407,692    9,326,393    7,857,276    7,360,481
Intangible assets...............     191,450      207,427      230,850      252,677       77,186       58,166
Deposits........................   6,396,522    7,694,486    7,330,500    7,655,415    6,558,207    6,589,395
Advances from Federal Home Loan
 Bank...........................   4,939,056    3,565,465    5,049,582    3,632,241    2,379,182    1,719,841
Other borrowings................     520,213      175,343      206,026      353,897      444,968      800,608
Stockholders' equity............     734,654      863,739      987,978      966,883      861,195      764,066
Book value per common share.....       15.98        16.23        17.67        16.22        14.67        13.08
Tangible book value per common
 share..........................       11.82        12.33        13.54        11.98        13.35        12.08
Regulatory capital ratios of the
 Bank:
  Tangible capital..............        5.58%        6.51%        6.55%        6.97%        7.88%        7.40%
  Core capital
   (Tier 1 capital).............        5.60%        6.55%        6.59%        7.05%        7.99%        7.53%
  Risk-based capital--..........
    Tier 1 capital..............        9.50%       10.84%       11.74%       12.74%       14.58%       14.37%
    Total capital...............       11.38%       11.84%       12.59%       13.70%       15.49%       15.25%

--------
(1) In 2000, the Corporation changed its year end to December 31 from June 30.
(2) Includes a net gain of $15.6 million for calendar year 2001 classified in exit costs and termination benefits; and net charges from exit costs and termination benefits totaling $25.8 million and $3.9 million, respectively, for the six months ended December 31, 2000, and fiscal year 2000; and merger and other nonrecurring expenses totaling $30.1 million, $25.2 million and $38.3 million for fiscal years 1999, 1998 and 1997.
(3) Represents the loss on early retirement of debt, net of income tax benefits.
(4) Represents the cumulative effect of the change in method of accounting for derivative instruments and hedging activities, net of income tax benefit, for the six months ended December 31, 2000, and for start-up and organizational costs, net of income tax benefit for fiscal year 2000.
(5) All periods presented are based on diluted earnings (loss) per share. The conversion of stock options for the six months ended December 31, 2000, is not assumed since the Corporation incurred a loss from operations. As a result, for the six months ended December 31, 2000, the diluted loss per share is computed the same as the basic loss per share.
(6) Return on average assets ("ROAA") and return on average stockholders' equity ("ROAE") for the calendar year ended December 31, 2001, are .68% and 10.96%, respectively, excluding the after-tax effect of net nonrecurring income and charges totaling $10.1 million. ROAA and ROAE for the six months ended December 31, 2000, are .39% and 5.88%, respectively, excluding the after-tax effect of net nonrecurring income and charges totaling $96.2 million. ROAA and ROAE for fiscal year 2000 are .76% and 10.77% excluding the after-tax effect of net nonrecurring income and charges totaling $756,000. ROAA and ROAE for fiscal year 1999 are 1.00% and 12.86% excluding the after-tax effect of merger-related and other nonrecurring charges totaling $27.1 million. ROAA and ROAE for fiscal year 1998 are 1.06% and 13.65% excluding the after-tax effect of merger-related and other nonrecurring charges totaling $21.5 million. ROAA and ROAE for fiscal year 1997 are .97% and 12.58% excluding the after-tax effect of the nonrecurring expenses totaling $25.1 million associated with the SAIF special assessment and other charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Commercial Federal Corporation (the "Corporation") is a unitary non-diversified savings and loan holding company whose primary asset is Commercial Federal Bank, a Federal Savings Bank (the "Bank"). The Corporation is one of the largest financial institutions in the Midwest and the 8th largest publicly held thrift holding company in the United States. The Bank, with a thrift charter, operates as a community banking institution, offering commercial and consumer banking, mortgage banking, insurance and investment services.

General

   At December 31, 2001, the Corporation, headquartered in Omaha, Nebraska, operated 196 branches with 44 located in Colorado, 42 in Iowa, 41 in Nebraska, 26 in Kansas, 19 in Oklahoma, 14 in Missouri, 6 in Arizona and 4 in Minnesota. At December 31, 2000, the Corporation had 241 branches in these eight states. To serve its customers, the Corporation conducts community banking operations through its branch network, and loan origination activities through its branches, offices of its wholly-owned mortgage banking subsidiary and a nationwide correspondent network of mortgage loan originators. The Corporation also provides insurance and securities brokerage and other retail financial services.

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

   In August 2000, the Corporation changed its year end to December 31 from June 30. A December 31 year end allows the Corporation to be aligned with the financial industry from a reporting perspective and facilitates comparisons with industry norms. Beginning with this six-month transition period ended December 31, 2000, management implemented a number of key strategic initiatives designed to improve the Corporation's financial performance. These changes continued into 2001, focusing not only on revenue enhancement and cost reduction, but also on an executive management restructuring aimed at designing and implementing changes to build the Corporation's commercial banking business and enhancing shareholder value.

   These key initiatives included a complete balance sheet review, a thorough assessment of the Bank's delivery and servicing systems, the sale of an underperforming leasing company and a management restructuring. The balance sheet restructuring was completed during the six months ended December 31, 2000. The remainder of the August 2000 initiatives were completed in 2001. These actions transitioned the Corporation into 2001 with improved operating margins, a more compact and stable balance sheet to generate future growth under all types of operating environments, improved operating efficiencies and a stronger management team.

   Net income for the calendar year ended December 31, 2001, was $97.7 million, or $1.93 per diluted share. Net income for 2001 includes $15.6 million ($10.1 million after-tax, or $.20 per diluted share) in net gains relating to the completion of the August 2000 initiatives. These net gains are primarily the result of the Corporation realizing pre-tax gains on the sales of 34 branches sold during 2001 partially offset by severance costs and expenses associated with right-sizing branch personnel, expenses to close branches and expenses to exit leasing operations. The Corporation also realized pre-tax gains on the sales of available-for-sale securities totaling $18.3 million. These net gains were recognized primarily to offset the valuation adjustment losses totaling $19.1 million in the mortgage servicing rights portfolio as of December 31, 2001.

   The Corporation incurred a net loss of $69.5 million, or $1.27 loss per diluted share (net loss of $50.4 million, or $.92 loss per share, before the cumulative effect of change in accounting principle), for the six months ended December 31, 2000. This net loss reflects the implementation of the key strategic initiatives and the implementation of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). For the six months ended December 31, 2000, implementation of these initiatives resulted in losses and expenses totaling approximately $112.2 million, or $77.1 million after-tax($1.41 per diluted share). The effect of adopting the provisions of SFAS No. 133 was to record a net charge totaling $19.1 million, net of income tax benefits of $10.3 million, or $.35 per diluted share, as a cumulative effect of a change in accounting principle. See Note 22 "Cumulative Effect of Change in Accounting Principle" to the Consolidated Financial Statements for additional information. Net income for fiscal year 2000 was $104.0 million, or $1.79 per diluted share, compared to net income of $92.4 million, or $1.54 per diluted share for fiscal year 1999. Fiscal year 2000 net income includes the effect of after-tax charges of $2.9 million relating to exit costs and termination benefits, an after-tax gain of $5.4 million from the sale of the corporate headquarters building and a charge totaling $1.8 million after-tax, representing the effect of the change in accounting for certain start-up costs. Fiscal year 1999 net income was reduced by an after-tax charge of $27.1 million, or $.45 per diluted share ($30.0 million pre-tax) associated primarily with an acquisition and the termination of employee stock ownership plans acquired in the mergers of three financial institutions during fiscal years 1999 and 1998.

Critical Accounting Policies

   The "Management's Discussion and Analysis of Financial Condition and Results of Operations," and disclosures included within this Form 10-K Annual Report, are based on the Corporation's audited consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates the estimates used, including the adequacy of allowances for loan losses, valuation of mortgage-serving rights, and contingencies and litigation. Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities where these values are not readily available from other sources as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies involve the more significant judgments and assumptions used in the preparation of the consolidated financial statements.

  Allowance for Losses on Loans

   The allowance for loan losses is a valuation allowance for estimated credit losses inherent in the loan portfolio as of the balance sheet date. The allowance for loan losses consists of two elements. The first element is an allocated allowance established for specifically identified loans that are evaluated individually for impairment and are considered to be individually impaired. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured by (i) the present value of expected future cash flows, (ii) the loan's obtainable market price, or (iii) the fair value of the collateral if the loan is collateral dependent (the primary method used by the Corporation). The second element is an estimated allowance established for impairment on each of the Corporation's pools of outstanding loans. See "Provision for Loan Losses" in the MD&A and "Asset Quality" under Item 1 of this Report for additional information. These estimated allowances are based on several analysis factors including the Corporation's past loss experience, economic and business conditions that may affect the borrowers ability to pay, geographic and industry concentrations, composition of the loan portfolio, credit quality and delinquency trends, regular examinations by the Corporation's credit review group of specific problem loans, the overall portfolio quality and real estate market conditions in the Corporation's lending areas, and known and inherent risks in each of the portfolios. These evaluations are inherently subjective because, while they are based on objective data (delinquency trends, portfolio composition, loan grading and others), it is the interpretation of that data by management that ultimately determines the estimate of the appropriate allowance. Additionally, while the allowance attempts to measure the impairment inherent in the loan portfolio at the balance sheet date, its adequacy will ultimately be dependent upon how conditions existing at the balance sheet date impact the loans in the future. Consequently, these estimates require revisions as more information becomes available.

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

  Mortgage Servicing Rights

   Mortgage servicing rights are established based on the cost of acquiring the right to service mortgage loans or the allocated fair value of servicing rights retained on originated loans sold. The Corporation reports mortgage servicing rights at the lower of amortized cost or fair value. The carrying value of mortgage servicing rights is adjusted by the fair value of any related interest rate floor agreements and possible impairment losses. The fair value of mortgage servicing rights is determined based on the present value of estimated expected future cash flows, using assumptions as to current market discount rates and prepayment speeds. Mortgage servicing rights are stratified by loan type and interest rate for purposes of impairment measurement. Loan types include government, conventional and adjustable-rate mortgage loans. Impairment losses are recognized to the extent the unamortized mortgage servicing rights for each stratum exceed the current fair value of that stratum. Impairment losses by stratum are recorded as reductions in the carrying value of the asset through a valuation allowance with a corresponding reduction to loan servicing income. Individual allowances for each stratum are adjusted in subsequent periods to reflect changes in impairment. Valuation allowances totaling $19.6 million and $583,000, respectively, were outstanding at December 31, 2001 and 2000. Mortgage servicing rights totaled $117.2 million at December 31, 2001, compared to $111.1 million at December 31, 2000.

   The determination of the fair value of mortgage servicing rights is an important estimate. Since mortgage servicing rights are not quoted in an active market, management uses valuation models to estimate the fair value. The Corporation uses a software model to compute the fair value. Prepayment speeds are downloaded into the model from an independent market service and adjusted for geographic location and age of the loan. The prepayment speed assumption weighs heavily in determining the fair value of the mortgage servicing rights. On a quarterly basis, the Corporation obtains an independent valuation report for comparison to their software model.

  Derivative Financial Instruments

   Effective July 1, 2000, derivatives are recognized as either assets or liabilities in the consolidated statement of financial condition and measured at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative designated as hedging the exposure to changes in fair value of an asset or liability (referred to as a fair value hedge), any gain or loss associated with the derivative is reported in earnings, along with the change in fair value of the asset or liability being hedged. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change. On the date the Corporation enters into a derivative contract, management must designate the derivative as a hedge of the identified cash flow exposure, fair value exposure or as a "no hedging" derivative.

   Proper documentation is a critical aspect pursuant to hedge accounting treatment. The Corporation formally documents all relationships between derivative instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Corporation specifically identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Corporation formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The methods used to measure effectiveness vary depending on the hedging relationship. The fair value of the Corporation's derivatives is determined using various methods depending on the nature of the derivatives such as quotes obtained from independent pricing services, valuation models of independent pricing services with known factors put into the model, or software models utilizing assumptions or data obtained from independent sources.

Key Strategic Initiatives

   On August 14, 2000, the Board of Directors approved a series of strategic initiatives aimed at improving the overall operations of the Corporation. Key initiatives included:

  . A complete balance sheet review including the disposition of over $2.0 billion in low-yielding and higher risk investments and residential mortgage loans. The proceeds from these dispositions were to be used to reduce high-cost borrowings, repurchase additional shares of the Corporation's common stock and reinvest any excess in lower risk securities with a predictable income stream.

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

   Following the balance sheet review, management concluded that the Corporation's balance sheet had an excess of residential mortgage loans and securities with a higher risk profile and sub-optimal spreads resulting in earnings volatility and modest asset returns. Effective July 1, 2000, the Corporation transferred approximately

$1.8 billion of held-to-maturity securities to the trading and available for sale portfolios. The transfer of these securities resulted in a pre-tax loss of $28.4 million recorded on July 1, 2000, as part of the cumulative adjustment of a change in accounting principle. As a result of the balance sheet review and transfer of these securities, during the six months ended December 31, 2000, the Corporation sold investment and mortgage-backed securities totaling $1.2 billion resulting in a pre-tax loss of $30.0 million and sold securitized residential loans totaling approximately $1.6 billion resulting in a pre-tax loss of $18.2 million. Proceeds from these sales were used to purchase lower-risk, higher-yielding assets, repay advances from the FHLB and repurchase common stock. As a result, as of December 31, 2000, the balance sheet risk was significantly reduced, improving the Corporation's interest rate risk profile and helping to produce improved earnings in the future. The balance sheet restructuring was completed during the six months ended December 31, 2000.

   After a review of its branch network, management concluded that the Bank had too many branches in rural and remote locations that were less profitable and didn't fit into the Corporation's plan to cluster branches and centralize administrative functions. Under this initiative, the Corporation closed or consolidated 12 branches and sold 34 branches during 2001. The branches were located in Iowa (22), Kansas (11), Missouri (6), Nebraska (3), Oklahoma (3) and Arizona (1). Deposits totaling $446.3 million were associated with these branch sales. During the year ended December 31, 2001, the Corporation realized net pre-tax gains totaling $18.3 million relating to the sold branches. These gains were from the premiums received on the sales of the deposits, loans and fixed assets of these branches. Severance costs associated with right-sizing branch personnel and expenses to close branches totaled $2.0 million. Four branches in Minnesota with deposits totaling approximately $20.0 million are remaining to be sold as of December 31, 2001. It is anticipated that these four branches will be sold by June 30, 2002. During the six months ended December 31, 2000, the Corporation also recorded a pre-tax charge of $17.0 million related to exit costs and write-offs of intangible assets associated with these branches.

   The leasing operations did not have a strategic fit for the Corporation. The leasing portfolio was reclassified to held for sale during the six months ended December 31, 2000, and totaled $52.7 million as of December 31, 2000. Adjustment to fair value and additional expenses totaling $4.6 million were recorded as exit costs and termination benefits during the six months ended December 31, 2000. A substantial portion of the leasing portfolio was sold in February 2001 with the closing of the transaction in April 2001. Additional expenses to finalize this transaction totaling $754,000 were recorded in the first quarter of 2001.

   The management restructuring was completed in 2001 with the appointment of a chief operating officer and chief credit officer. The commercial banking lending operations infrastructure was also completed in 2001.

   During the six months ended December 31, 2000, the Corporation expensed $2.1 million as exit costs and termination benefits related to the outplacement of personnel. These costs consisted of severance, benefits and related professional services. The Corporation also incurred fees totaling $2.9 million for consulting services during the six months ended December 31, 2000. The consulting services were related to the identification and implementation of these key strategic initiatives.

   In November 1999, the Corporation initiated the integration of the Corporation's new data processing system to support community-banking operations. This plan was aimed at decreasing expenses, increasing sustainable growth in revenues, and increasing productivity through the elimination of duplicate or inefficient functions. Major aspects of the plan included 21 branches to be sold or closed, the elimination of 121 positions and the consolidation of the correspondent loan servicing operations. During the six months ended December 31, 2000, the remaining branches were sold or closed with the Corporation realizing a net gain totaling $2.5 million from the branch sales. These gains were primarily from premiums realized on the sales of deposits, loans and fixed assets. Implementation of the November 1999 plan resulted in charges to exit costs and termination benefits totaling $3.9 million recorded in fiscal year 2000. Under this plan 121 positions were eliminated with personnel costs consisting of severance, benefits and related professional services totaling approximately $1.5 million. This plan also included the consolidation of the correspondent loan servicing functions to Omaha, Nebraska from Wichita, Kansas and Denver, Colorado. Direct and incremental costs associated with this part of the plan totaled $2.4 million.

Common Stock Repurchases

   On May 7, 2001, the Board of Directors authorized the Corporation's fourth stock repurchase program since April 1999. This repurchase program consisted of 5,000,000 shares of the Corporation's outstanding common stock to be completed no later than December 31, 2002. In compliance with Nebraska law, all repurchased shares will be cancelled. Repurchases under this program began August 9, 2001, after the Corporation's third repurchase program was completed on August 8, 2001. For the twelve months ended December 31, 2001, the Corporation purchased 7,662,600 shares of its common stock at a total cost of $180.9 million.

   The following table shows the history of the Corporation's common stock repurchases since April 1999:

                                                     Number of
                                                      Shares       Cost
                                                     ----------  --------
                                                    (Dollars in Thousands)
      Authorization on:
         April 28, 1999 (completed December 1999)..  3,000,000   $ 66,007
         December 27, 1999 (completed August 2000).  3,000,000     46,395
         August 14, 2000 (completed August 2001)...  5,500,000    114,102
         May 7, 2001 (through December 31, 2001)...  4,201,500    103,439
                                                     ----------  --------
      Totals....................................... 15,701,500   $329,943
                                                     ==========  ========

   The fourth stock repurchase was completed on January 28, 2002, with the remaining 798,500 shares of common stock purchased at a cost of $19.5 million. On February 28, 2002, the Board of Directors authorized an additional stock repurchase for 500,000 shares to be completed not later than December 31, 2003.

Results of Operations

  Comparison of Results of Operations

   Net income for the calendar year ended December 31, 2001, was $97.7 million, or $1.93 per diluted share ($1.95 per basic share). Net income for 2001 includes $15.6 million ($10.1 million after-tax, or $.20 per diluted share) in net gains relating to the August 2000 initiatives. These net gains, recorded as a credit to the expense category "exit costs and termination benefits," are due to the net gains realized on the sales of branches ($18.3 million pre-tax) partially offset by severance costs associated with right-sizing branch personnel and expenses to close the branches ($2.0 million pre-tax) and expenses to exit leasing operations ($754,000 pre-tax). The Corporation also realized pre-tax gains on the sales of available-for-sale securities totaling $18.3 million. These net gains on these sales were recognized primarily to offset the valuation adjustment losses totaling $19.1 million in the mortgage servicing rights portfolio as of December 31, 2001. These valuation adjustments, recorded as reductions to loan servicing fees, are due to an increase in loan prepayments resulting from a decrease in interest rates.

   A net loss of $69.5 million, or $1.27 loss per basic and diluted share, was incurred for the six months ended December 31, 2000. Included in the net loss for the six months ended December 31, 2000, is a loss of $19.1 million ($.35 per basic and diluted share) from the cumulative effect of change in accounting principle, net of income tax benefits of $10.3 million, relating to the adoption of SFAS No. 133. The net decrease in income comparing the year-ago six month period is due to net decreases in total other income of $94.1 million and net interest income of $19.5 million, and in net increases of $21.1 million in the provision for loan losses, $19.5 million in total other expense and $17.3 million in the cumulative effect of changes in accounting principles.
These net decreases to income were partially offset by a net change of $48.9 million in the income tax provision. The net decrease in total other income included net losses on the sales of securities of $30.0 million, losses on the termination of interest rate swap agreements of $38.4 million and loss on the sale of securitized mortgage loans of $18.2 million. The net increase in the cumulative effect of changes in accounting principles is a result of the adoption of SFAS No. 133 effective July 1, 2000.

   Net income for fiscal year 2000 was $104.0 million, or $1.79 per diluted and basic share. These results compare to net income for fiscal year 1999 of $92.4 million, or $1.54 per diluted share ($1.55 per basic share). The increase in net income for fiscal year 2000 compared to 1999 was primarily due to net increases of $11.8 million and $8.4 million, respectively, in total other income and net interest income after provision for losses and a net decrease of $8.0 million in the provision for income taxes. These increases were partially offset by net increases of $13.3 million in total general and administrative expenses, $1.5 million in amortization of intangible assets and the cumulative effect of a change in accounting principle totaling $1.8 million.

   See "Ratios" for certain performance ratios of the Corporation for the year ended December 31, 2001, the six months ended December 31, 2000, and fiscal years 2000 and 1999.

Net Interest Income and Interest Rate Spread

   For calendar year 2001, net interest income totaled $307.4 million, the interest rate spread was 2.61% and the net yield on interest-earning assets was 2.62%. As a comparison, the net interest rate spread and the net yield on interest-earning assets were 2.46% and 2.44%, respectively, for the six months ended December 31, 2000. Net interest income for 2001 was lower compared to the previous twelve-month period ended December 31, 2000, due to the decrease of approximately $186.6 million in the net-earnings balance (the difference between average interest-bearing liabilities and average interest-earning assets). The Corporation's average balances of interest-earning assets and interest-bearing liabilities decreased in 2001 due mainly to the balance sheet restructuring completed during the six months ended December 31, 2000, and the Corporation's repurchases of its common stock totaling $180.9 million over the last twelve months. The average balance of interest-earning assets decreased $849.1 million in 2001 compared to the twelve months ended December 31, 2000; and the average balance of interest-bearing liabilities decreased $662.5 million over the same period. The increased interest rate spreads and net yield on interest-earning assets are due to (i) the lower interest rate environment in 2001 in which costing liabilities have been repricing downward at a faster rate than earning assets have been repricing, (ii) the continued shift in the asset mix toward higher yielding commercial and consumer loans and (iii) a shift in funding away from certificates of deposit to checking and savings (core deposits). Based on the completion of the balance sheet restructuring, the current mix of interest-earning assets and interest-bearing liabilities and the current interest rate environment, management anticipates a relatively stable margin for the first six months of 2002. However, the future trend in interest rate spreads and net interest income will be dependent upon such factors as the composition and size of the Corporation's interest-earning assets and interest-bearing liabilities, the interest rate risk exposure of the Corporation and the maturity and repricing activity of interest-sensitive assets and liabilities, as influenced by changes in and levels of both short-term and long-term market rates.

   Net interest income totaled $154.4 million for the six months ended December 31, 2000, compared to $173.9 million for the six months ended December 31, 1999, a decrease of $19.5 million, or 11.2%. During the six months ended December 31, 2000 and 1999, interest rate spreads were 2.46% and 2.82%, respectively, a decrease of 36 basis points. The net yield on interest-earning assets was 2.44% and 2.86%, a decrease of 42 basis points over the respective periods. Net interest income decreased for the six months ended December 31, 2000, compared to 1999, due to the compression of the interest rate spreads from the year 2000 rate increases by the Federal Reserve. This compression in the net yield on interest-earning assets was primarily due to the Corporation's interest-bearing liabilities repricing more quickly than the interest-earning assets. The decrease in the interest rate spread was due primarily to a 75 basis point increase in costing liabilities as a result of the rise in short-term interest rates comparing the respective six-month periods and the liability sensitive balance sheet of the Corporation. Total interest expense increased $62.4 million comparing the six months ended December 31, 2000 to 1999 due to the higher costs of funds and a net increase of $592.4 million in average interest-bearing liabilities. Total interest income increased $42.9 million over the same six-month period with a net increase of $487.6 million in average interest-earning assets. The increase in these average balances was due to net growth in the total loan portfolio ($630.4 million), primarily in residential mortgage loans and higher-yielding commercial and construction loans. The consumer loan portfolio also experienced moderate growth. This loan growth was funded primarily with FHLB advances. The average balance of advances from the FHLB and the weighted average rate paid on these advances increased $737.2 million and 91 basis points, respectively, comparing the six months ended December 31, 2000, to the six months ended December 31, 1999.

   Net interest income totaled $342.1 million for fiscal year 2000 compared to $332.3 million for fiscal year 1999, an increase of $9.8 million, or 3.0%. During fiscal years 2000 and 1999, interest rate spreads were 2.67% and 2.85%, respectively. The net yield on interest-earning assets during fiscal years 2000 and 1999 was 2.78% and 2.99%, representing a decrease of 21 basis points comparing fiscal year 2000 to 1999. Net interest income for fiscal year 2000 increased over 1999 due primarily to average interest-earning assets increasing $1.2 billion to $12.3 billion for fiscal year 2000 compared to $11.1 billion for fiscal year 1999. This increase was partially offset by a net increase in average interest-bearing liabilities of $1.3 billion to $12.1 billion for fiscal year 2000. The increases in these average balances were due in part to growth in the loan portfolio, primarily residential mortgage loans and commercial real estate loans, and the Midland First Financial Corporation ("Midland") acquisition on March 1, 1999. The loan growth was partially funded with FHLB advances. These net increases in total earning assets and costing liabilities were partially offset by the compression of the interest rate spreads. The interest rate spread decreased 18 basis points in fiscal year 2000 due primarily to a 14 basis point increase in costing liabilities as a result of the rise in short-term interest rates in fiscal year 2000 and the liability sensitive balance sheet of the Corporation.

   The following table presents certain information concerning yields earned on interest-earning assets and rates paid on interest-bearing liabilities during and at the end of each of the periods presented:

                                                                   For the Year
                                         For the Year  Six Months     Ended          At
                                            Ended        Ended       June 30,   December 31, At June 30,
                                         December 31, December 31, -----------  -----------  ----------
                                             2001         2000     2000   1999  2001   2000  2000  1999
                                         ------------ ------------ ----   ----  ----   ----  ----  ----
Weighted average yield on:
   Loans................................     7.81%        7.96%    7.75%  7.85% 7.43%  8.21% 7.87% 7.70%
   Mortgage-backed securities...........     6.49         7.37     6.40   6.25  6.42   6.79  6.56  6.31
   Investments..........................     6.09         7.67     6.89   6.54  5.10   6.82  6.79  6.45
                                             ----         ----     ----   ----  ----   ----  ----  ----
       Interest-earning assets..........     7.43         7.87     7.52   7.56  6.98   7.89  7.64  7.41
                                             ----         ----     ----   ----  ----   ----  ----  ----
Weighted average rate paid on:
   Savings deposits.....................     3.11         3.59     3.11   2.80  2.47   3.57  3.32  2.88
   Other time deposits..................     5.51         5.88     5.31   5.38  4.35   5.95  5.76  5.17
   Advances from FHLB...................     5.49         6.10     5.51   5.26  4.76   6.41  5.98  5.05
   Securities sold under agreements
     to repurchase......................     5.32         4.98     5.62   5.94  4.30   4.91  4.99  5.72
   Other borrowings.....................     6.39         8.08     7.80   8.10  4.33   8.69  8.69  7.27
                                             ----         ----     ----   ----  ----   ----  ----  ----
       Interest-bearing liabilities.....     4.82         5.41     4.85   4.71  3.97   5.44  5.28  4.57
                                             ----         ----     ----   ----  ----   ----  ----  ----
Net interest rate spread................     2.61%        2.46%    2.67%  2.85% 3.01%  2.45% 2.36% 2.84%
                                             ====         ====     ====   ====  ====   ====  ====  ====
Net yield on interest-earning assets....     2.62%        2.44%    2.78%  2.99% 2.96%  2.46% 2.50% 2.95%
                                             ====         ====     ====   ====  ====   ====  ====  ====

   The table below presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, and average yields and rates during the periods indicated. The following table includes nonaccruing loans averaging $96.4 million, $77.3 million, $70.5 million and $63.6 million, respectively, for the calendar year ended December 31, 2001, the six months ended December 31, 2000, and the fiscal years ended June 30, 2000 and 1999 as interest-earning assets at a yield of zero percent:


                                                 Year Ended               Six Months Ended       --------------------
                                              December 31, 2001           December 31, 2000                   2000
                                         --------------------------  --------------------------  --------------------
                                           Average            Yield/   Average            Yield/   Average
                                           Balance   Interest  Rate    Balance   Interest  Rate    Balance   Interest
                                         ----------- -------- ------ ----------- -------- ------ ----------- --------
                                                                                       (Dollars in Thousands)
Interest-earning assets:
Loans................................... $ 8,782,321 $685,480  7.81% $10,257,240 $408,582  7.96% $ 9,798,198 $759,711
   Mortgage-backed securities...........   1,690,967  109,657  6.49    1,338,706   49,334  7.37    1,291,061   82,563
   Investments..........................   1,251,559   76,237  6.09    1,063,782   40,816  7.67    1,239,548   85,416
                                         ----------- --------  ----  ----------- --------  ----  ----------- --------
   Interest-earning assets..............  11,724,847  871,374  7.43   12,659,728  498,732  7.87   12,328,807  927,690
                                         ----------- --------  ----  ----------- --------  ----  ----------- --------
Interest-bearing liabilities:
   Savings deposits.....................   3,413,039  105,992  3.11    3,182,597   57,600  3.59    3,137,139   97,715
   Other time deposits..................   3,709,030  204,375  5.51    4,283,327  126,979  5.88    4,295,975  227,959
   Advances from FHLB...................   4,265,468  234,213  5.49    4,883,700  152,317  6.10    4,373,510  240,924
   Securities sold under agreements to
    repurchase..........................      82,215    4,374  5.32       18,692      476  4.98       69,763    3,922
   Other borrowings.....................     234,669   14,991  6.39      171,525    6,925  8.08      192,666   15,029
                                         ----------- --------  ----  ----------- --------  ----  ----------- --------
   Interest-bearing liabilities.........  11,704,421  563,945  4.82   12,539,841  344,297  5.41   12,069,053  585,549
                                         ----------- --------  ----  ----------- --------  ----  ----------- --------
Net earnings balance.................... $    20,426                 $   119,887                 $   259,754
                                         ===========                 ===========                 ===========
Net interest income.....................             $307,429                    $154,435                    $342,141
                                                     ========                    ========                    ========
Interest rate spread....................                       2.61%                       2.46%
                                                               ====                        ====
Net yield on interest-earning assets....                       2.62%                       2.44%
                                                               ====                        ====


                                                    1999
                                         --------------------------
                                                      Average            Yield/
                                         Yield/Rate   Balance   Interest  Rate
                                         ---------- ----------- -------- ------

Interest-earning assets:
Loans...................................    7.75%   $ 8,933,834 $700,911  7.85%
   Mortgage-backed securities...........    6.40      1,231,838   77,039  6.25
   Investments..........................    6.89        939,179   61,404  6.54
                                            ----    ----------- --------  ----
   Interest-earning assets..............    7.52     11,104,851  839,354  7.56
                                            ----    ----------- --------  ----
Interest-bearing liabilities:
   Savings deposits.....................    3.11      2,891,242   80,832  2.80
   Other time deposits..................    5.31      4,497,729  242,026  5.38
   Advances from FHLB...................    5.51      3,000,837  157,787  5.26
   Securities sold under agreements to
    repurchase..........................    5.62        209,111   12,419  5.94
   Other borrowings.....................    7.80        172,379   13,957  8.10
                                            ----    ----------- --------  ----
   Interest-bearing liabilities.........    4.85     10,771,298  507,021  4.71
                                            ----    ----------- --------  ----
Net earnings balance....................            $   333,553
                                                    ===========
Net interest income.....................                        $332,333
                                                                ========
Interest rate spread....................    2.67%                         2.85%
                                            ====                          ====
Net yield on interest-earning assets....    2.78%                         2.99%
                                            ====                          ====

   The net earnings balance decreased $186.6 million during the year ended December 31, 2001. This decrease is primarily due to the Corporation repurchasing shares of its common stock at a cost of $180.9 million during 2001 and the impact from the balance sheet restructuring. The Corporation's net earnings balance decreased by $104.8 million during the six months ended December 31, 2000, compared to the six months ended December 31, 1999. This decrease in the net earnings balance comparing these periods is primarily due to the restructuring of the balance sheet, the repurchases of common stock totaling $82.8 million over the last twelve months and the funding of the $200.0 million bank owned life insurance ("BOLI") program. The BOLI asset is excluded from the average balance of interest-earning assets and the BOLI related income is recorded in other income.

   The Corporation's net earnings balance decreased $73.8 million during fiscal year 2000 compared to 1999. The ratio of average interest-earning assets to average interest-bearing liabilities was 102.2% during fiscal year 2000 compared to 103.1% during fiscal year 1999. The decrease in the net earnings balance for fiscal year 2000 compared to 1999 is primarily due to the acquisition of Midland and the repurchase of the Corporation's common stock. Interest-earning average assets for fiscal year 2000 were fully impacted by the $83.0 million cash outlay to finance the Midland acquisition on March 1, 1999, and by the $63.9 million to repurchase common stock.

   The table below presents the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities, and the amount of change in each attributable to:
(i) changes in volume (change in volume multiplied by prior year rate), and
(ii) changes in rate (change in rate multiplied by prior year volume). The net change attributable to change in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. The following table demonstrates the effect of the change is a volume of interest-earning assets and interest-bearing liabilities, the changes in interest rates and the effect on the interest rate spreads previously discussed:

                                                        Year Ended December 31, 2001
                                                               Compared to the            Six Months Ended December 31, 2000
                                                    Twelve Months Ended December 31, 2000   Compared to December 31, 1999
                                                    ------------------------------------  ---------------------------------
                                                         Increase (Decrease) Due to           Increase (Decrease) Due to
                                                      Volume          Rate       Total     Volume         Rate      Total
                                                     ---------      --------   ---------   -------      --------   --------
                                                                                                (In Thousands)
Interest income:
   Loans........................................... $(101,618)     $ (9,151)  $(110,769)  $25,168      $ 11,369   $ 36,537
   Mortgage-backed securities......................    25,127        (5,826)     19,301     1,032         6,762      7,794
   Investments.....................................     6,915       (14,614)     (7,699)   (6,409)        4,929     (1,480)
                                                     ---------      --------   ---------   -------      --------   --------
      Interest income..............................   (69,576)      (29,591)    (99,167)   19,791        23,060     42,851
                                                     ---------      --------   ---------   -------      --------   --------
Interest expense:
   Savings deposits................................    11,887       (14,574)     (2,687)    3,683         7,280     10,963
   Other time deposits.............................   (30,287)       (6,217)    (36,504)   (2,104)       15,025     12,921
   Advances from FHLB..............................   (27,299)      (21,705)    (49,004)   21,290        21,003     42,293
   Securities sold under agreements to repurchase..     3,150            59       3,209    (2,412)         (345)    (2,757)
   Other borrowings................................     4,272        (3,251)      1,021    (1,506)          447     (1,059)
                                                     ---------      --------   ---------   -------      --------   --------
      Interest expense.............................   (38,277)      (45,688)    (83,965)   18,951        43,410     62,361
                                                     ---------      --------   ---------   -------      --------   --------
Effect on net interest income...................... $ (31,299)     $ 16,097   $ (15,202)  $   840      $(20,350)  $(19,510)
                                                     =========      ========   =========   =======      ========   ========

                                                      Year Ended June 30, 2000
                                                          Compared to 1999
                                                    ----------------------------
                                                     Increase (Decrease) Due to
                                                     Volume     Rate     Total
                                                    --------  --------  --------

Interest income:
   Loans........................................... $ 65,539  $ (6,739) $ 58,800
   Mortgage-backed securities......................    3,761     1,763     5,524
   Investments.....................................   20,545     3,467    24,012
                                                    --------  --------  --------
      Interest income..............................   89,845    (1,509)   88,336
                                                    --------  --------  --------
Interest expense:
   Savings deposits................................    9,257     7,626    16,883
   Other time deposits.............................  (10,742)   (3,325)  (14,067)
   Advances from FHLB..............................   75,292     7,845    83,137
   Securities sold under agreements to repurchase..   (7,869)     (628)   (8,497)
   Other borrowings................................    1,596      (524)    1,072
                                                    --------  --------  --------
      Interest expense.............................   67,534    10,994    78,528
                                                    --------  --------  --------
Effect on net interest income...................... $ 22,311  $(12,503) $  9,808
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

   In connection with its asset/liability management program, the Corporation has interest rate swap agreements with other counterparties under terms that provide for an exchange of interest payments on the outstanding notional amount of the swap agreement. These agreements are primarily used to artificially lengthen the maturity of certain deposit liabilities and FHLB advances. In accordance with these arrangements the Corporation pays fixed rates and receives variable rates of interest according to a specified index. The Corporation had swap agreements with notional principal amounts of $2.6 billion at December 31, 2001, $1.5 billion at December 31, 2000, $2.5 billion at June 30, 2000, and $215.0 million at June 30, 1999. For the year ended December 31, 2001, the six months ended December 31, 2000, and fiscal years 2000 and 1999, the Corporation recorded $45.7 million, $415,000, $2.9 million and $2.8 million, respectively, in net interest expense from its interest rate swap agreements. The swap agreements outstanding as of December 31, 2001, have maturities ranging from December 2002 to October 2011. The Corporation has $1.0 billion of 10 year fixed-rate FHLB advances with interest rates ranging from 4.30% to 5.40%, call dates ranging from January 2002 to May 2002 and maturity dates ranging from February 2009 to July 2009. The Corporation entered into swaption agreements in 2001 to hedge its interest rate risk and duration on these callable FHLB advances. All terms of the swaption agreements exactly match the terms of these FHLB advances. In the event any of these FHLB advances are called, the Corporation will exercise its corresponding option to enter into a swap agreement paying a fixed rate of interest and receiving a variable note. See Note 14 to the Consolidated Financial Statements for additional information on the Corporation's swap and swaption agreements.

   The following table represents management's projected maturity and repricing of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 2001. The amounts of interest-earning assets, interest-bearing liabilities and interest rate swap agreements presented which mature or reprice within a particular period were determined in accordance with the contractual terms and expected behavior over time of such assets, liabilities and interest rate swap agreements. Adjustable-rate loans and mortgage-backed securities are included in the period in which they are first scheduled to adjust and not in the period in which they mature. All loans and mortgage-backed securities are adjusted for prepayment rates based on information provided by independent sources as of December 31, 2001, and the Bank's historical prepayment experience. Fixed-rate passbook deposits, NOW accounts and non-indexed money market accounts are assumed to reprice or mature according to the decay rates defined by regulatory guidelines. Indexed money market rate deposits are deemed to reprice or mature within the 90-day category. Management believes that these assumptions approximate actual experience and considers such assumptions reasonable; however, the actual interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities may vary substantially if actual experience differs from the assumptions used.

                                           Within       91 Days       Over 1     3 Years
                                           90 Days     to 1 Year    to 3 Years   and Over        Total
                                         -----------   ----------   ----------  -----------   -----------
                                                               (Dollars in Thousands)
Interest-earning assets:
   Fixed-rate mortgage loans (1)........ $   645,501   $  906,129   $1,342,890  $ 1,202,062   $ 4,096,582
   Other loans (2)......................   1,628,893    1,775,832    1,844,947      889,243     6,138,915
   Investments (3)......................     422,120        1,467       21,893    1,009,203     1,454,683
                                         -----------   ----------   ----------  -----------   -----------
       Interest-earning assets..........   2,696,514    2,683,428    3,209,730    3,100,508    11,690,180
                                         -----------   ----------   ----------  -----------   -----------
Interest-bearing liabilities:
   Savings deposits.....................   1,817,346      282,199      520,255      823,060     3,442,860
   Other time deposits..................   1,360,576    1,044,775      491,102       57,207     2,953,660
   Borrowings (4).......................   3,157,201      247,625      125,725    1,808,362     5,338,913
   Impact of interest rate swap
     agreements.........................  (2,520,000)          --    1,000,000    1,520,000            --
                                         -----------   ----------   ----------  -----------   -----------
       Interest-bearing liabilities.....   3,815,123    1,574,599    2,137,082    4,208,629    11,735,433
                                         -----------   ----------   ----------  -----------   -----------
Gap position............................  (1,118,609)   1,108,829    1,072,648   (1,108,121)      (45,253)
                                         -----------   ----------   ----------  -----------   -----------
Cumulative gap position................. $(1,118,609)  $   (9,780)  $1,062,868  $   (45,253)  $   (45,253)
                                         ===========   ==========   ==========  ===========   ===========
Gap as a percentage of the Bank's total
  assets................................       (8.67)%       8.59%        8.32%       (8.59)%        (.35)%
Cumulative gap as a percentage of the
  Bank's total assets...................       (8.67)%       (.08)%       8.24%        (.35)%        (.35)%

--------
(1) Includes conventional single-family and multi-family mortgage loans and mortgage-backed securities.
(2) Includes adjustable-rate single-family mortgage loans, adjustable-rate mortgage-backed securities and all other types of loans with either fixed or adjustable interest rates.
(3) Included in the "Within 90 Days" column is Federal Home Loan Bank stock of $253.9 million.
(4) Includes advances from the FHLB and other borrowings.

   The Bank's one-year cumulative gap is a negative $9.8 million, or .08%, of the Bank's total assets at December 31, 2001, compared to a negative $1.1 billion, or 8.66%, of the Bank's total assets at December 31, 2000, and a negative $1.7 billion, or 12.67% at June 30, 2000. The interest rate risk policy of the Bank limits the liability sensitive one-year cumulative gap not to exceed 15.0%.

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

   If estimated changes to the NPV ratio and the sensitivity gap are not within the limits established by the Board of Directors, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits. The Corporation's Board of Directors has adopted an interest rate risk policy which establishes a minimum allowable NPV ratio (generally 4.00%) over a range of hypothetical interest rates extending from 300 basis points below current levels to 300 basis points above current levels. In addition, the policy establishes a maximum allowable change in the NPV ratio of 2.00% in the event of an instantaneous and adverse change in interest rates of 200 basis points.

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

   The following table presents the projected change in the Bank's NPV ratio for various hypothetical rate shock levels as of December 31, 2001.

                                                                                    Board
                                       Market                     Minimum Change   Maximum
                                      Value of Market Value  NPV   Board  in NPV  Allowable
Hypothetical Change in Interest Rates Capital   of Assets   Ratio  Limit  Ratio    Change
------------------------------------- -------- ------------ ----- ------- ------  ---------
                                                     (Dollars in Thousands)
       300 basis point rise.......... $730,325 $12,054,888  6.06%  4.00%    .01%      n/a
       200 basis point rise..........  779,654  12,349,898  6.31%  4.00%    .26%    (2.00)%
       100 basis point rise..........  816,496  12,649,716  6.45%  4.00%    .40%      n/a
       Base Scenario.................  778,490  12,877,183  6.05%  4.00%     --       n/a
       100 basis point decline.......  656,051  13,046,112  5.03%  4.00%  (1.02%)     n/a
       200 basis point decline.......  564,154  13,263,745  4.25%  4.00%  (1.80%)   (2.00)%
       300 basis point decline.......  465,981  13,503,456  3.45%  4.00%  (2.60%)     n/a

   At December 31, 2001, the Bank's NPV ratios were within the targets set by the Board of Directors in all rate scenarios. In addition, at December 31, 2001, the Bank was within the limits set by the OTS to maintain a risk rating of better than "significant risk." The NPV ratio is calculated by the Corporation pursuant to guidelines established by the OTS. The modeling calculation is based on the net present value of discounted estimated cash flows utilizing prepayment assumptions and market rates of interest provided by independent sources as of December 31, 2001, with adjustments made to reflect the shift in interest rates as appropriate. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

Provision for Loan Losses

   The Corporation recorded loan loss provisions totaling $38.9 million for the year ended December 31, 2001. Net loans charged-off totaled $19.8 million in 2001 consisting mainly of charge-offs for consumer, agriculture and credit card loans totaling $16.3 million. The Corporation increased its provision for loan losses in 2001. The total allowance for loan losses increased to $102.5 million at December 31, 2001, compared to $83.4 million at December 31, 2000. A significant reason for this increase is due to the negative impact on the ability of borrowers to pay their loans attributable to the recessionary economic conditions present in the second half of 2001 and the continued deterioration in the economy. This is reflected in the increasing ratio of nonperforming loans to total loans and nonperforming assets to total assets, as well as the increase in total nonperforming asset balances. The allowance for loan losses is based upon management's continuous evaluation of the collectibility of outstanding loans, which takes into consideration such factors as changes in the composition of the loan portfolio and economic conditions that affect the borrower's ability to pay, regular examinations by the Corporation's credit review group of specific problem loans and of the overall portfolio quality and real estate market conditions in the Corporation's lending areas.

   The allowance for loan losses consists of two elements. The first element is an allocated allowance established for specifically identified loans that are evaluated individually for impairment and are considered to be individually impaired. The second element is an estimated allowance established for impairment on each of the Corporation's pools of outstanding loans. These estimated allowances are based on several analysis factors including the Corporation's past loss experience, general economic and business conditions, geographic and industry concentrations, credit quality and delinquency trends, and known and inherent risks in each of the portfolios. These evaluations are inherently subjective as they require frequent revisions as more information becomes available. The allowance for credit losses totaled $102.5 million at December 31, 2001, or 107.3% of total nonperforming loans, compared to $83.4 million, or 87.0% at December 31, 2000, and $70.6 million, or 108.5% at June 30, 2000.

   Total allowance for loan losses increased to $83.4 million at December 31, 2000, compared to $70.6 million at June 30, 2000. This increase was due to additional loan loss provisions recorded during the six months ended December 31, 2000, based on management's assessment of increased credit risk due to the changing economic environment and the increase in nonperforming loans. The decrease in total allowance for loan losses to $70.6 million at June 30, 2000, compared to $80.4 million at June 30, 1999, was due to an increase in net charge-offs in fiscal year 2000 compared to 1999.

   The Corporation recorded loan loss provisions of $27.9 million and $6.8 million for the six months ended December 31, 2000 and 1999, respectively. The increase is primarily attributable to management's evaluation of the Corporation's portfolio credit risk and subsequent decision to increase reserves by $12.9 million from June 30, 2000, to December 31, 2000, based on changing economic conditions and increases in nonperforming loans during the last half of 2000. Net loans charged-off totaled $14.4 million for the six-month period in 2000 compared to $6.6 million for the 1999 period. Net charge-offs were higher for the 2000 period due to increases in lease charge-offs ($5.5 million) and commercial real estate loan charge-offs ($2.6 million). The increase in lease charge-offs is primarily due to credit issues on the retained portfolio. The increase in the commercial real estate loan charge-offs is due primarily to a charge-off totaling $1.7 million on an office building in Kansas and $535,000 on an apartment building in Nebraska.

   Loan loss provisions totaling $13.8 million and $12.4 million were recorded in fiscal years 2000 and 1999, respectively. Net loans and leases charged-off totaled $18.3 million for fiscal year 2000 compared to $12.1 million for 1999. The net charge-offs are higher for fiscal year 2000 due to charge-offs totaling $6.9 million relating to one commercial loan ($1.5 million), an apartment complex ($1.3 million) and leases ($4.1 million).

   At December 31, 2001, the residential loan portfolio totaled $5.0 billion and is secured by properties located primarily in Colorado (16%), Nebraska (12%) and Kansas (10%). At December 31, 2000, the Corporation's residential loan portfolio totaling $5.6 billion was secured by properties located primarily in Colorado (17%), Nebraska (11%) and Kansas (9%). At June 30, 2000, these loans totaled $7.5 billion and were secured by properties located primarily in Colorado (17%), Nebraska (13%) and Kansas (11%). At June 30, 1999, these loans totaled $7.0 billion and were secured by residential properties located primarily in Colorado (20%), Nebraska (13%) and Kansas (10%). At December 31, 2001, the commercial real estate portfolio totaled $1.5 billion and was secured by properties located primarily in Colorado (24%), Iowa (15%) and Kansas (9%). The commercial real estate loan portfolio at December 31, 2000, totaling $1.4 billion was secured by properties primarily located in Colorado (23%), Iowa (17%) and Kansas (9%). At June 30, 2000, commercial real estate loans totaled $1.1 billion and were secured by properties located primarily in Colorado (26%), Iowa (16%) and

Kansas (11%). At June 30, 1999, commercial real estate loans totaled $835.3 million and were secured by properties primarily located in Colorado (29%), Kansas (15%) and Iowa (14%).

   Management of the Corporation believes that the present level of allowance for loan losses is adequate to reflect the risks inherent in its portfolios. However, there can be no assurance that the Corporation will not experience increases in its nonperforming assets, that it will not increase the level of its allowance in the future or that significant provisions for losses will not be required based on factors such as deterioration in market conditions, changes in borrowers' financial conditions, delinquencies and defaults.

   Nonperforming assets are monitored on a regular basis by the Corporation's internal credit review and problem asset groups. Nonperforming assets are summarized as follows as of the dates indicated:

                                                           December 31,          June 30,
                                                        ------------------  ------------------
                                                          2001      2000      2000      1999
                                                        --------  --------  --------  --------
                                                                (Dollars in Thousands)
Nonperforming loans (1)
   Residential real estate............................. $ 63,495  $ 81,406  $ 48,996  $ 49,061
   Commercial real estate..............................   23,423     4,446     2,550    12,220
   Consumer and other loans............................    6,622     7,271     5,119     4,859
   Leases and credit cards.............................      307     2,748     8,347     3,875
                                                        --------  --------  --------  --------
       Total...........................................   93,847    95,871    65,012    70,015
                                                        --------  --------  --------  --------
Real estate (2)........................................
   Commercial..........................................    8,762    10,198    12,862     8,880
   Residential.........................................   36,446    15,824    16,803    14,384
                                                        --------  --------  --------  --------
       Total...........................................   45,208    26,022    29,665    23,264
                                                        --------  --------  --------  --------
Troubled debt restructurings (3)
   Commercial..........................................    3,057     4,195     5,259     9,534
   Residential.........................................       84        90       172       195
                                                        --------  --------  --------  --------
       Total...........................................    3,141     4,285     5,431     9,729
                                                        --------  --------  --------  --------
Total nonperforming assets............................. $142,196  $126,178  $100,108  $103,008
                                                        ========  ========  ========  ========
Nonperforming loans to total loans.....................     1.08%     1.05%      .61%      .73%
Nonperforming assets to total assets...................     1.10%     1.01%      .73%      .81%

Total allowance for loan losses (4).................... $102,451  $ 83,439  $ 70,556  $ 80,419

Allowance for loan losses to total loans...............     1.18%      .91%      .66%      .84%
Allowance for loan losses to total nonperforming assets    72.05%    66.13%    70.48%    78.07%
Allowance for loan losses to nonresidential
  nonperforming assets.................................   242.94%   289.14%   206.68%   204.28%

--------
(1) Nonperforming loans consist of nonaccruing loans (loans 90 days or more past due) and accruing loans that are contractually past due 90 days or more. At December 31, 2001 and 2000, and June 30, 2000 and 1999, there were no accruing loans contractually past due 90 days or more.
(2) Real estate consists of commercial and residential property acquired through foreclosure or repossession (real estate owned and real estate in judgment) and real estate from certain subsidiary operations, and does not include performing real estate held for investment totaling $12.3 million, $12.8 million, $9.9 million and $9.5 million, respectively, at December 31, 2001 and 2000, and June 30, 2000 and 1999.
(3) A troubled debt restructuring is a loan on which the Corporation, for reasons related to the debtor's financial difficulties, grants a concession to the debtor, such as a reduction in the loan's interest rate, a reduction in the face amount of the debt, or an extension of the maturity date of the loan, that the Corporation would not otherwise consider.
(4) Includes $92,000, $1,176,000, $59,000 and $75,000, respectively, at
    December 31, 2001 and 2000, and June 30, 2000 and 1999, in allowance for losses established primarily to cover risks associated with borrowers' delinquencies and defaults on loans and leases held for sale.

   Nonperforming loans at December 31, 2001, decreased $2.0 million compared to December 31, 2000, due primarily to the foreclosure of a construction loan totaling $22.7 million which moved to the real estate category and a decrease of $2.6 million in leases. These decreases were partially offset by two commercial real estate groups of loans totaling $20.8 million going 90 days past due and general increases totaling $3.0 million in the residential real estate portfolio. The $22.7 million construction loan foreclosure was on a property located in Nevada for the development of a residential master planned community. The $2.6 million decrease in leases reflects the Corporation's sale of a substantial portion of this portfolio during the first quarter of 2001. Nonperforming loans at December 31, 2000, increased $30.9 million compared to June 30, 2000, due primarily to an increase in residential construction delinquencies of $22.7 million, residential delinquencies of $9.7 million and commercial real estate delinquencies of $1.9 million partially offset by a decrease of $3.9 million in leasing delinquencies. Nonperforming loans at June 30, 2000, decreased compared to 1999 primarily due to a decrease of $9.7 million in delinquent commercial real estate offset by increases of $4.5 million and $260,000, respectively, in leases and other loans and consumer loans. The higher concentration levels of nonperforming loans at December 31, 2001,were secured by properties located in Kansas (18%), Nevada (11%) and Iowa (10%). This compares to December 31, 2000, with nonperforming loans secured by properties located in Nevada (25%), Kansas (17%) and Iowa (13%).

   Real estate owned at December 31, 2001, increased $19.2 million from December 31, 2000, due primarily to the addition of the residential master planned community development property located in Nevada. The book value of this property totaled $21.6 million at December 31, 2001. Real estate owned at December 31, 2000, decreased $3.6 million from June 30, 2000, due primarily to decreases in commercial and residential real estate totaling $2.7 million and $979,000, respectively. The decrease in commercial real estate was due to impairment losses totaling $3.1 million recorded during the six months ended December 31, 2000, on two hotels in Kansas. The net increase of $6.4 million in real estate at June 30, 2000, compared to 1999 was due to increases of $4.0 million and $2.4 million, respectively, in commercial and residential real estate. The increases were primarily due to the transfer of delinquent residential and commercial loans totaling $21.1 million and $10.9 million, respectively, to nonperforming real estate. Partially offsetting these increases were sales of residential and commercial properties totaling $15.2 million and $6.2 million, respectively. Real estate owned at December 31, 2001, is located primarily in Nevada (48%), Missouri and Arizona compared to December 31, 2000, and June 30, 2000, where the higher concentrations were located primarily in Kansas and Missouri.

   Troubled debt restructurings decreased $1.1 million at December 31, 2001, compared to December 31, 2000, due primarily to the charge-off of one loan totaling $582,000 and the reclassification of another loan for $414,000 from troubled debt restructuring status to current loan status. Troubled debt restructuring decreased $1.1 million at December 31, 2000, compared to June 30, 2000, due primarily to the payoff of two loans totaling $2.4 million partially offset by the addition of one loan totaling $1.4 million. Troubled debt restructurings decreased $4.3 million at June 30, 2000, compared to June 30, 1999, due to the reclassification of $3.2 million of commercial troubled debt restructurings to nonperforming loan status and $1.1 million of commercial troubled debt restructurings to current loan status.

Non-Interest Income

  Retail Fees and Charges

   Retail fees and charges totaled $53.5 million for the year ended December 31, 2001. The primary source of this fee income is customer charges for retail financial services such as checking account fees and service charges, charges for insufficient checks or uncollected funds, stop payment fees, debit card fees, overdraft protection fees, transaction fees for personal checking and automatic teller machine services. Increases in the volume of checking accounts and an increased retail fee pricing structure effective September 1, 2001, is the reason retail fees and charges are up for 2001.

   Retail fees and charges totaled $25.7 million and $20.7 million for the six months ended December 31, 2000 and 1999, respectively. The net increase for the six months ended December 31, 2000, compared to 1999 was due to increases in fees for overdraft and insufficient funds charges on checking accounts and debit card fees.

   Retail fees and charges totaled $43.2 million and $36.7 million for fiscal years 2000 and 1999, respectively. The net increase for fiscal year 2000 compared to 1999 was due to increased fee structures and volume increases in checking account fees and related ancillary fees for overdraft and insufficient funds charges, debit card fees and overall fees from the acquisition of Midland. Also contributing to the increase was the emphasis on cross-selling of products available from the Corporation's increased retail customer deposit base.

  Loan Servicing Fees

   The major components of loan servicing fees for the periods indicated and the amount of loans serviced for other institutions are as follows:

                                                        Six Months
                                           Year Ended     Ended       Year Ended June 30,
                                          December 31, December 31, ----------------------
                                              2001         2000        2000        1999
                                          ------------ ------------ ----------  ----------
                                                           (In Thousands)

Revenue from loan servicing fees.........  $   33,079   $   13,814  $   27,943  $   29,250
Revenue from late loan payment fees......       6,693        2,848       5,954       5,732
Amortization of mortgage servicing rights     (17,092)      (4,558)     (8,703)    (12,021)
Valuation adjustments for impairment.....     (19,058)        (583)         --          --
                                           ----------   ----------  ----------  ----------
Loan servicing fees, net.................  $    3,622   $   11,521  $   25,194  $   22,961
                                           ==========   ==========  ==========  ==========
Loans serviced for other institutions....  $9,488,621   $9,100,938  $7,271,014  $7,448,814
                                           ==========   ==========  ==========  ==========

   The amount of revenue generated from loan servicing fees, and changes in comparing periods, is primarily due to the average size of the Corporation's portfolio of mortgage loans serviced for other institutions and the level of rates for service fees collected partially offset by the amortization expense of mortgage servicing rights and valuation allowances. The loan servicing fees category also includes fees collected for late loan payments. The net increases in revenue comparing the respective periods are due to a higher average balance of mortgage loans serviced slightly offset by a lower level of service fee rates comparing the respective periods. The average service fee rate collected by the Corporation was .33% for the year ended December 31, 2001, compared to ..36% for the six months ended December 31, 2001, and .39% for both of the fiscal years 2000 and 1999. The increases in amortization expense of mortgage servicing rights reflects an increase in prepayments due to the lower interest rate environment comparing the respective periods. The amount of amortization expense of mortgage servicing rights is determined, in part, by mortgage loan pay-downs in the servicing portfolio that are influenced by changes in interest rates. In addition, valuation adjustments totaling $19.1 million and $583,000 million in impairment losses were recorded during the year ended December 31, 2001, and the six months ended December 31, 2000, as reductions of loan servicing fees and of the carrying amount of the mortgage servicing rights portfolio. The valuation allowances are due to an increase in loan prepayments resulting from a decrease in interest rates during the respective periods. The mortgage loans serviced for other institutions increased at December 31, 2000, compared to June 30, 2000, from the $1.6 billion of residential loans securitized and sold in November 2000 with servicing retained.

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

  Gain (Loss) on Sales of Securities and Changes in Fair Value of Derivatives,
  Net

   The following transactions were recorded during the year ended December 31, 2001, and the six months ended December 31, 2000:

                                                                                      Year Ended  Six Months Ended
                                                                                     December 31,   December 31,
                                                                                         2001           2000
                                                                                     ------------ ----------------
                                                                                            (In Thousands)
Gain (loss) on the sales of available-for-sale securities:
   Investment securities............................................................   $14,727        $(14,210)
   Mortgage-backed securities.......................................................     3,571         (19,102)
                                                                                       -------        --------
                                                                                        18,298         (33,312)
                                                                                       -------        --------
Gain on the sales of trading securities:
   Investment securities............................................................        --           2,466
   Mortgage-backed securities.......................................................        --             876
                                                                                       -------        --------
                                                                                            --           3,342
                                                                                       -------        --------
Changes in the fair value of derivative financial instruments not qualifying for hedge accounting:
   Interest rate floor agreements...................................................      (870)            (25)
   Forward loan sales commitments...................................................        --            (665)
   Conforming loan commitments......................................................        --            (380)
                                                                                       -------        --------
                                                                                          (870)         (1,070)
                                                                                       -------        --------
Amortization expense on the deferred loss on terminated interest rate swap
  agreements included in accumulated other comprehensive income (loss)..............    (2,034)           (170)
Loss on the termination of interest rate swap agreements............................        --         (38,209)
Other items.........................................................................        28             (43)
                                                                                       -------        --------
Gain (loss) on the sales of securities and changes in fair value of derivatives, net   $15,422        $(69,462)
                                                                                       =======        ========

   During the year ended December 31, 2001, the Corporation realized pre-tax gains on the sales of available-for-sale investment and mortgage-backed securities totaling $18.3 million. These net gains were recognized primarily to offset the valuation adjustment loss of $19.1 million in the mortgage servicing rights portfolio as of December 31, 2001. In addition, in December 2000, the Corporation incurred losses totaling $8.6 million on terminated interest rate swap agreements. Since the related hedged FHLB advances and deposit liabilities were not paid this loss is included in other comprehensive income (loss) with $2.0 million amortized to operations during the year ended December 31, 2001. The unamortized balance of these terminated interest rate swap agreements totaled $6.4 million at December 31, 2001.

   During the six months ended December 31, 2000, the Corporation realized a pre-tax net loss totaling $30.0 million on the sales of the available-for-sale and trading investment and mortgage-backed securities. This net loss was the result of the Corporation selling securities in the trading portfolio totaling $429.8 million and in the available for sale portfolio totaling $765.6 million during the six months ended December 31, 2000. Effective July 1, 2000, the Corporation adopted the provisions of SFAS No. 133 and, under provisions of this statement, the Corporation transferred $432.6 million of its held-to-maturity portfolio of investment and mortgage-backed securities to the trading portfolio. The fair value adjustment of these transferred securities resulted in a pre-tax loss of $28.4 million ($18.5 million after-tax) recorded against current operations as of July 1, 2000, as a cumulative effect of a change in accounting principle, net of income tax benefits. The loss on the termination of interest rate swap agreements totaling $38.2 million resulted from the Corporation exiting interest rate swap agreements with a notional amount of $1.2 billion primarily due to the pay down of FHLB advances during the quarter ended December 31, 2000. Under SFAS No. 133, this loss of $38.2 million was recognized on these swap agreements ($1.0 billion notional amount) since the related hedged FHLB advances were paid off. A net loss of $1.1 million was also recorded during the six months ended December 31, 2000, resulting from the changes in fair value of certain derivatives. During the six months ended December 31, 1999, there were no sales of securities classified as available for sale.

   During fiscal year 2000 there were no sales of securities available for sale. During fiscal year 1999 the Corporation sold securities available for sale resulting in a pre-tax gain of $4.4 million on sales of $235.6 million. Mortgage-backed securities accounted for most of the activity with pre-tax gains of $3.9 million recorded.

  Gain (Loss) on Sales of Loans

   During the year ended December 31, 2001, the Corporation recorded $8.7 million on the gain on sales of loans and changes in the fair value of derivative financial instruments and certain hedged items. During the year ended December 31, 2001, loans were sold totaling $2.7 billion resulting in a pre-tax gain of $4.7 million. Loans are typically originated by the mortgage banking operations and sold in the secondary market with loan servicing retained and without recourse to the Corporation. The Corporation also has derivative financial instruments (forward loan sales commitments and conforming loan commitments) and certain hedged items (loan warehouse fair value hedge) that under SFAS No. 133 are recorded at fair value with the changes in fair value reported in current earnings. For the year ended December 31, 2001, the net changes in the fair value of these derivative financial instruments and certain hedged items totaled $4.0 million and were recorded as a net gain in this category.

   During the six months ended December 31, 2000 and 1999, loans were sold totaling approximately $2.3 billion and $341.6 million, respectively, resulting in a pre-tax loss of $18.0 million for the six months ended December 31, 2000, and a pre-tax gain of $241,000 for the December 31, 1999, six month period. As part of the August 2000 strategic initiatives to restructure the balance sheet, approximately $1.6 billion of 30-year residential mortgages were securitized and sold. This November 2000 sale of these securitized mortgage loans resulted in a pre-tax loss of $18.2 million. The sale of these single-family residential loans allowed the Corporation to increase margins and reduce earnings volatility associated with rising interest rates, and at the same time increase the mortgage loans serviced portfolio.

   During fiscal years 2000 and 1999, the Corporation sold loans to third parties through its mortgage banking operations totaling approximately $762.1 million and $2.0 billion, respectively, resulting in a pre-tax loss of $110,000 for fiscal year 2000 and in a net pre-tax gain of $3.4 million for fiscal year 1999.

  Real Estate Operations

   The Corporation recorded a net loss from real estate operations totaling $7.0 million for the year ended December 31, 2001. Impairment losses on real estate are recognized when and to the extent that the carrying value of a property is greater than its market value less estimated selling costs. Real estate operations reflect impairment losses for real estate, net real estate operating activity, and gains and losses on dispositions of real estate. The loss in real estate operations for 2001 is due primarily to an impairment write-down in December 2001 totaling $3.0 million recorded on the Nevada residential master planned community development property that was acquired through foreclosure in March 2001, $2.2 million in impairment losses on residential properties, $1.4 million in net operating expenses on real estate properties owned and $767,000 in expenses related to the Nevada property, partially offset by net gains on the sale of real estate properties totaling $826,000.

   The Corporation recorded a loss from real estate operations totaling $4.8 million for the six months ended December 31, 2000, compared to a gain totaling $138,000 for the six months ended December 31, 1999. The net decrease in real estate operations for the six months ended December 31, 2000, was due primarily to impairment losses recorded on two hotel properties in Kansas totaling $3.1 million and four commercial properties totaling

$449,000. Net operating losses on the two Kansas hotels totaled $1.1 million for the six-month 2000 period. Net gains on disposal of real estate properties decreased by $236,000 for the six months ended December 31, 2000, compared to 1999.

   The Corporation recorded net losses from real estate operations in fiscal years 2000 and 1999 totaling $88,000 and $1.7 million, respectively. The net increase in real estate operations for fiscal year 2000 compared to 1999 is due primarily to a net decrease in the provision for real estate losses totaling $1.5 million and an increase in net gains on real estate dispositions.

  Bank Owned Life Insurance

   In December 2000, the Corporation invested in a BOLI program with a contract value of $200.0 million. Revenue from the BOLI program became a significant component of other operating income beginning in calendar year 2001. In 2001 the Corporation recorded $14.7 million in revenue from the BOLI program compared to $713,000 during the six months ended December 31, 2000.

  Other Operating Income

   Other operating income totaled $46.1 million for the year ended December 31, 2001. The major components of other operating income are brokerage commissions, credit life and disability commissions and insurance commissions. For the year ended December 31, 2001, brokerage commission income totaled $10.0 million, insurance commission income totaled $6.1 million and commission income for credit life and disability totaled $2.3 million.

   Other operating income totaled $15.0 million and $20.7 million for the six months ended December 31, 2000 and 1999, respectively. Other operating income totaled $33.6 million and $24.2 million for fiscal years 2000 and 1999, respectively. Brokerage commission income totaled $4.2 million and $4.5 million for the six months ended December 31, 2000 and 1999. The decrease comparing periods was primarily attributable to the volatility in the stock market comparing 2000 to 1999. Insurance commission remained relatively stable and totaled $1.9 million for both six month periods. Credit life and disability insurance totaled $1.4 million and $2.0 million for the six months ended December 31, 2000 and 1999. Other operating income totaled $7.5 million and $12.3 million for the six months ended December 31, 2000 and 1999. The decrease for the 2000 six month period compared to the 1999 period was due primarily to the sale of the corporate headquarters building in December 1999 that resulted in a pre-tax gain of $8.5 million. Additionally, during the six months ended December 31, 2000, the Corporation recorded a $1.3 million gain on the sale of a parcel of the Corporation's business park and BOLI income totaling $769,000.

   Brokerage commission income totaled $9.8 million and $9.2 million, respectively, for fiscal years 2000 and 1999. Brokerage commission income increased for fiscal year 2000 compared to 1999 due to significant growth in the volume of customer transactions for equity securities. A greater focus on cross-selling, an increase in the number of sales locations due to acquisitions and a more qualified staff also contributed to these increases.

   Insurance commission income totaled $4.0 million and $2.8 million, respectively, for fiscal years 2000 and 1999. The increase comparing fiscal year 2000 to 1999 was primarily due to increased annuity sales due to the higher interest rate environment in fiscal year 2000 and to an increase in net reinsurance operations. Credit life and disability commission income totaled $4.1 million and $2.0 million, respectively, for fiscal years 2000 and 1999. Commission income from credit life and disability is directly related to consumer loan volume and the emphasis placed on selling the product. Credit life and disability commission income from leasing activity decreased during this same period.

   Other operating income includes miscellaneous items that can fluctuate significantly from year to year. Such amounts totaled approximately $15.7 million and $10.2 million, respectively, for fiscal years 2000 and 1999. The increase comparing fiscal year 2000 to 1999 is due primarily to the net pre-tax gain totaling $8.5 million on the sale of the corporate headquarters building.

Non-Interest Expense

  General and Administrative Expenses

   Total general and administrative expenses were $232.5 million for the year ended December 31, 2001. General and administrative expenses totaled $248.0 million excluding exit costs and termination benefits totaling is a net gain of $15.6 million. This net gain of $15.6 million is the result of pre-tax gains on the sale of 34 branches during 2001 totaling $18.3 million partially offset by expenses associated with right-sizing branches ($2.0 million) and $754,000 in expenses to exit leasing operations. Major changes in expenses incurred or charged to operations during 2001 include (i) $13.9 million in bonuses and commissions for management incentive plans and retail and mortgage production incentive plans compared to $3.4 million for the six months ended December 31, 2000, (ii) employee medical and dental costs of $6.2 million compared to $2.9 million for the six months ended December 31, 2000, (iii) $4.1 million in legal expenses in 2001 associated with the Corporation's supervisory goodwill lawsuit against the United States and (iv) $1.1 million in contributions of which $1.0 million was funded into a charitable trust.

   Total general and administrative expenses totaled $148.4 million and $127.8 million for the six months ended December 31, 2000 and 1999. The net increase of $20.6 million in general and administrative expenses for the six months ended December 31, 2000, compared to the six months ended December 31, 1999, was primarily due to net increases in exit costs and termination benefits of $21.5 million, outside services of $1.9 million and other operating expenses of $1.3 million. These increases are partially offset by decreases of $2.1 million in compensation, $1.4 million in communication expense and $957,000 in occupancy and equipment. Excluding exit costs and termination benefits, general and administrative expenses decreased $839,000 from $123.5 million to $122.6 million comparing the six months ended December 31, 2000, to the prior year period. This net decrease was primarily due to a lower number of full-time equivalent employees comparing the respective periods, management's emphasis on tighter cost controls and the effect of certain initiatives starting with the November 1999 branch divestitures and employee outplacement. The increase in exit costs and termination benefits is due to the implementation of key strategic initiatives announced August 2000. Exit costs and termination benefits totaling $25.8 million resulting from these key strategic initiatives relate to the sale and consolidation of branches ($14.5 million, net of gains on sales of branches totaling $2.5 million), costs to exit leasing operations ($4.6 million), strategic consulting fees ($2.9 million), management restructuring ($2.1 million) and other various initiatives ($1.7 million).

   Total general and administrative expenses totaled $251.9 million and $238.6 million for fiscal years 2000 and 1999, respectively. Excluding charges for exit costs and termination benefits, merger-related expenses and certain other nonrecurring charges, general and administrative expenses totaled $248.0 million and $208.5 million for fiscal years 2000 and 1999. The net increase of $13.3 million in general and administrative expenses for fiscal year 2000 compared to 1999 is primarily due to net increases of $12.9 million in compensation and benefits, $17.6 million in other expenses, $6.5 million in data processing, $3.9 million in exit costs and termination benefits, $2.3 million in occupancy and equipment and $1.2 million in advertising. These increases were offset by net decreases of $29.9 million in merger expenses and $1.2 million in regulatory insurance and assessments. The charges for exit costs and termination benefits of $3.9 million reflect the expenses and charges pursuant to the sale and closing of 21 branches ($2.4 million) and the elimination of 121 positions ($1.5 million). The Midland acquisition, which was accounted for under the purchase method of accounting, contributed to the net increases in additional general and administrative expenses for fiscal year 2000. These acquisitions resulted in increased personnel wages, benefits and costs of operating additional branches, as well as other expenses incurred on an indirect basis. General and administrative expenses also increased for fiscal year 2000 compared to 1999 due to higher costs associated with the new data processing computer systems, higher item processing costs from the customer deposit delivery system implemented in the second quarter of fiscal year 1999 and to decreases in deferred costs associated with loan originations due to lower loan origination volume.

  Intangible Assets Amortization

   During the year ended December 31, 2001, the amortization of core value of deposits and goodwill totaled $7.2 million and $8.1 million, respectively. Amortization expense has decreased due to core value of deposits amortizing on an accelerated basis in earlier years of an acquisition and to discontinuation of amortization expense associated with the write-off of a portion of intangible assets from the August 2000 branch divestiture initiatives. Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Beginning in 2002, goodwill will no longer be amortized but will be evaluated at least on an annual basis for impairment. For the year ended December 31, 2002, goodwill totaling $7.8 million, or approximately $.16 per share, will not be amortized against current year operations pursuant to SFAS No. 142.

   Total amortization expense of intangible assets for the six months ended December 31, 2000, was $8.2 million compared to $9.3 million for the six months ended December 31, 1999. The amortization expense is lower due to core value of deposits amortized on an accelerated basis and from the write-off of a portion of intangible assets from the November 1999 branch sales and closings, and the finalization of the March 1999 Midland acquisition for purchase accounting adjustments and the core value study.

   Total amortization expense of intangible assets for fiscal years 2000 and 1999 was $17.2 million and $15.7 million, respectively. The net increase in amortization expense of intangible assets for fiscal year 2000 compared to 1999 is primarily due to the finalization of purchase accounting adjustments and the core value of deposits study for the March 1999 Midland acquisition. The amortization expense of intangible assets associated with these two acquisitions totaled $9.9 million and $7.8 million, respectively, for fiscal years 2000 and 1999.

Income Tax Provision (Benefit)

   The provision for income taxes totaled $43.4 million for the year ended December 31, 2001. The effective tax rate was 30.7% for 2001 compared to the statutory rate of 35.0%. The effective tax rate was lower than the statutory rate primarily due to tax benefits from the BOLI, tax-exempt interest income and tax credits.

   For the six months ended December 31, 2000, the Corporation recorded an income tax benefit totaling $19.7 million, or an effective tax benefit rate of 28.1%. This compares to a provision for income taxes for the six months ended December 31, 1999, of $29.2 million, or an effective tax rate of 34.7%. The effective tax benefit rate of 28.1% differs from the statutory rate of 35.0% primarily due to nondeductible goodwill, the establishment of valuation allowances on deferred state taxes, tax exempt interest income and low income housing tax credits.

   For fiscal years 2000 and 1999 the provision for income taxes totaled $55.3 million and $63.3 million, respectively. The effective tax rates for fiscal years 2000 and 1999 were 34.3% and 40.6%, respectively. The effective tax rate varied from the statutory rate of 35.0% for fiscal year 2000 due to the tax benefits generated from the creation of a real estate investment trust and to increases in tax-exempt securities. The effective tax rate varied from the statutory rate for fiscal year 1999 due to the nondeductibility of certain merger-related expenses and other nonrecurring charges. A significant nondeductible merger-related expense for fiscal year 1999 was the $14.0 million associated with the termination of the employee stock ownership plans acquired in mergers. For both fiscal years 2000 and 1999, the effective tax rates also varied from the statutory rate due to the nondeductibility of amortization of intangible assets in relation to the level of taxable income for the respective years.

Cumulative Effect of Change in Accounting Principle

   Effective July 1, 2000, the Corporation adopted the provisions of SFAS No.
133. SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. The Corporation's interest rate floor agreements, forward loan sales commitments and conforming loan commitments did not qualify for hedge accounting. Since these derivatives did not qualify for hedge accounting, this statement required that upon initial adoption, the fair values of these derivatives be recorded as a charge to operations on July 1, 2000, as a cumulative effect of a change in accounting principle. Also, under the provisions of this statement, the Corporation was permitted to transfer held-to-maturity securities to trading on July 1, 2000. The Corporation transferred held-to-maturity securities with a book value of $432.6 million (fair value of $404.2 million) to trading on July 1, 2000. The adjustment to fair value on the transfer of securities from held-to-maturity to trading on July 1, 2000, was also recorded as a charge to operations as a cumulative effect of change in accounting principle. The net effect of adopting the provisions of SFAS No. 133 was to record a net charge to operations totaling $19.1 million, net of income tax benefits of $10.3 million, or $.35 per share, as a cumulative effect of a change in accounting principle for the six months ended December 31, 2000. See Note 22 to the Consolidated Financial Statements for additional information.

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

Ratios

   The table below sets forth certain performance ratios of the Corporation for the periods indicated:

                                                                                   Six Months   Year Ended
                                                                      Year Ended     Ended       June 30,
                                                                     December 31, December 31, -----------
                                                                         2001         2000     2000   1999
                                                                     ------------ ------------ -----  ----
Return on average assets: net income (loss) divided by average total
  assets (1)........................................................      .76%        (1.01)%    .77%  .77%
Return on average equity: net income (loss) divided by average
  equity (1)........................................................    12.23        (15.30)   10.85  9.95
Equity-to-assets ratio: average stockholders' equity to
  average total assets..............................................     6.21          6.62     7.10  7.79
General and administrative expenses divided by average assets (2)...     1.81          2.16     1.87  2.00

--------
(1) Return on average assets and return on average stockholders' equity for the year ended December 31, 2001, are .68% and 10.96%, respectively, excluding the after-tax effect of nonrecurring income and charges totaling $10.1 million. Return on average assets and return on average stockholders' equity for the six months ended December 31, 2000, are .39% and 5.88%, respectively, excluding the after-tax effect of nonrecurring income and charges totaling $96.2 million. Return on average assets and return on average stockholders' equity for fiscal year 2000 are .76% and 10.77%, respectively, excluding the after-tax effect of nonrecurring income and charges totaling $756,000. Return on average assets and return on average stockholders' equity for fiscal year 1999 are 1.00% and 12.86%, respectively, excluding the after-tax effect of merger-related and other nonrecurring charges totaling $27.1 million
(2) General and administrative expenses divided by average assets for the year ended December 31, 2001, is 1.93%, excluding net gains in exit costs and termination benefits totaling $15.6 million. The ratio for the six months ended December 31, 2000, is 1.79% and for fiscal year 2000 is 1.84% excluding the nonrecurring exit costs and termination benefits totaling $25.8 million and $3.9 million, respectively. The ratio for fiscal year 1999 is 1.75% excluding the merger-related and other nonrecurring charges totaling $30.1 million.

   The operating ratio for general and administrative expenses for the year ended December 31, 2001, excluding exit costs and termination benefits, is higher compared to the six months ended December 31, 2000. The operating ratio for 2001 is higher due to increased expenses associated with management incentives, legal costs and the establishment of a charitable trust along with a net decrease of $867.6 million in average assets. The operating ratio for general and administrative expenses for the six months ended December 31, 2000, is higher compared to fiscal year 2000 due to an increase of $21.8 million in exit costs and termination benefits. The operating ratio for general and administrative expenses for fiscal year 2000 is lower compared to 1999 due to a net increase of $1.6 billion in average assets partially offset by an increase of $13.3 million in general and administrative expenses. The net increase in general and administrative expenses for fiscal year 2000 over 1999 is due to a full year of expenses associated with the Midland acquisition, higher costs from new computer systems and item processing charges, and to lower loan origination volumes that translates to decreases in deferred costs associated with loan originations.

Implementation of New Accounting Pronouncements

   Effective April 1, 2001, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" relating to the securitization of assets. On July 20, 2001, Statement of Financial Accounting Standards No. 141 "Business Combinations" was issued, which requires that only the purchase method of accounting be applied to all business combinations initiated after June 30, 2001. Effective July 1, 2000, the Corporation adopted the provisions of SFAS No. 133. This statement required the recognition of all derivative financial instruments as either assets for liabilities in the statement of financial condition and measurement of those instruments at fair value. See Note 22 for additional information on the effect of this statement.

   Effective January 1, 2002, the Corporation adopted the provisions of SFAS No. 142. Beginning January 1, 2002, goodwill will no longer be subject to amortization. For calendar year 2002, goodwill totaling $7.8 million will not be amortized against current operations pursuant to this statement. Management of the Corporation has not completed its overall assessment of any additional effect of SFAS No. 142, and therefore has not determined the total effect that the initial adoption of this statement will have on the Corporation's financial position, liquidity or results of operations. See Note 29 for additional information on this statement.

Liquidity and Capital Resources

   The Corporation's principal asset is its investment in the capital stock of the Bank. Since the Corporation does not generate any significant revenues independent of the Bank, the Corporation's liquidity is dependent on the extent to which it receives dividends from the Bank. The Bank's ability to pay dividends to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Under the capital distribution regulations of the OTS, the Bank is permitted to pay capital distributions during a calendar year up to 100.0% of its retained net income (net income determined in accordance with generally accepted accounting principles less total capital distributions declared) for the current calendar year combined with the Bank's retained net income for the preceding two calendar years without requiring an application for approval to be filed with the OTS. At December 31, 2001, the Bank's total distributions exceeded its retained income by $228.2 million under this regulation thereby requiring the Bank to file an application with the OTS for any capital distribution. During calendar year 2001 the Bank recorded net income of approximately $105.6 million but made capital distributions totaling $216.0 million which increased this deficit. The capital distributions were made to the parent company to cover its common stock repurchases, common stock cash dividends and debt service. If the Bank's regulatory capital would fall below certain levels, then applicable regulations would require approval by the OTS of any proposed dividends and, in some cases, would prohibit the payment of dividends.

   The Corporation manages its liquidity at both the parent company and subsidiary levels. At December 31, 2001, the cash of Commercial Federal Corporation (the "parent company") totaled $13.4 million compared to

$36.0 million at December 31, 2000. Due to the parent company's limited independent operations, the parent company's ability to make future interest and principal payments on its $21.7 million of 7.95% fixed-rate subordinated extendible notes due December 1, 2006, on its $46.4 million of 9.375% fixed-rate junior subordinated debentures due May 15, 2027, and on its term and revolving credit notes is dependent upon its receipt of dividends from the Bank.

   During the year ended December 31, 2001, the parent company received cash dividends totaling $216.0 million from the Bank for:

  .   the financing of common stock repurchases totaling $161.3 million,

  . common stock cash dividends totaling $11.5 million paid by the parent company to its common stockshareholders,

  .   interest payments totaling $9.5 million on the parent company's debt,

  . principal payments totaling $5.4 million on the parent company's five-year term note, and

  . principal payments totaling $28.3 million on the parent company's 7.95% subordinated extendible notes due December 1, 2006.

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

   Cash dividends paid by the parent company to its common stock shareholders totaled $15.2 million, $7.8 million, $15.8 million and $13.5 million, respectively, during the year ended December 31, 2001, six months ended
December 31, 2000, and fiscal years 2000 and 1999. The payment of dividends on the common stock is subject to the discretion of the Board of Directors of the Corporation and depends on a variety of factors, including operating results and financial condition, liquidity, regulatory capital limitations and other factors. The Bank will continue to pay dividends to the parent company, subject to regulatory restrictions, to cover future principal and interest payments on the parent company's debt and quarterly cash dividends on common stock when and as declared by the parent company. The parent company also receives cash from the exercise of stock options and the sale of stock under its employee benefit plans which totaled $4.6 million, $775,000, $2.4 million and $9.7 million, respectively, during the year ended December 31, 2001, six months ended
December 31, 2000, and fiscal years 2000 and 1999. In addition, the parent company receives funds from the Bank for income tax benefits from operating losses of the parent company as provided in the corporate tax sharing agreement.

   During 2001, the Corporation continued repurchasing shares of its outstanding common stock that began in April 1999. On August 14, 2000, the Corporation's Board of Directors authorized the repurchase of up to 10% of its outstanding stock, or approximately 5,500,000 shares. This repurchase was completed on August 8, 2001. On May 7, 2001, the Board authorized an additional repurchase for 5,000,000 shares. During 2001, the Corporation purchased 7,662,600 shares of its common stock at a cost of $180.9 million. During the six months ended December 31, 2000, the Corporation repurchased and cancelled 2,765,400 shares of its common stock at a cost of $49.0 million. During the fiscal year end June 30, 2000, the Corporation repurchased and cancelled 3,773,500 shares of its common stock at a cost of $63.9 million. During fiscal year 1999 the Corporation repurchased and cancelled 1,500,000 shares at a cost of $36.2 million.

   The Corporation owed $50.0 million of 7.95% fixed-rate subordinated extendible notes due December 1, 2006 (the "Notes"). Contractual interest on the Notes is paid monthly and was set at 7.95% until December 1, 2001. The interest rate for the Notes was reset at the Corporation's option on December 1, 2001, at 7.95% until

December 1, 2004, the next reset date selected by management. This interest rate of 7.95% exceeds 105% of the effective interest rate on comparable maturity U.S. Treasury obligations, as defined in the Indenture. These notes were redeemable by the holders on December 1, 2001. A total of $28.3 million was redeemed, leaving an outstanding balance of $21.7 million at December 31, 2001. The Corporation and noteholders may elect to redeem the Notes in whole on December 1, 2004, the next interest reset date, at par plus accrued interest. The Notes are unsecured general obligations of the Corporation.

   The Corporation's primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the FHLB and (iv) cash generated from operations. Net cash flows used by operating activities totaled $110.8 million for the year ended December 31, 2001. Net cash flows provided by operating activities totaled $413.3 million, $183.4 million and $229.5 million, respectively, for the six months ended December 31, 2000, and fiscal years 2000 and 1999. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans. Given the lower interest rate environment in 2001, the Corporation experienced significant increases in residential loan activity. During the year ended December 31, 2001, the Corporation purchased and originated $3.0 billion in loans for resale. Proceeds from the sales of loans totaled $2.7 billion for the year ended December 31, 2001.

   Certain amounts from operating activities for the six months ended December 31, 2000, reflect the balance sheet restructuring announced in August 2000. On July 1, 2000, the Corporation transferred approximately $1.8 billion of held-to-sale securities to the trading and available for sale portfolios. During the six months ended December 31, 2000, the Corporation sold investment and mortgage-backed securities totaling $1.2 million resulting in a net loss of $30.0 million and sold securitized residential loans totaling approximately $1.6 billion resulting in a loss of $18.2 million. Proceeds from these sales were used to purchase lower-risk, higher-yielding assets, repay advances from the FHLB and repurchase common stock. The purchase and origination of loans for resale totaling $711.2 million for fiscal year 2000 is lower compared to $1.9 billion for fiscal year 1999 primarily due to increased prepayment and refinancing activity during 1999. Proceeds from the sales of loans totaled $762.0 million for fiscal year 2000 compared to $2.0 billion in fiscal year 1999.

   Net cash flows used by investing activities totaled $469.1 million, $1.2 billion and $818.0 million for the year ended December 31, 2001, and fiscal years 2000 and 1999, respectively. Net cash flows provided by investing activities totaled $786.2 million for the six months ended December 31, 2000. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities and (ii) the purchase and origination of loans, mortgage-backed and investment securities. During the year ended December 31, 2001, the Corporation sold 34 branches as part of the strategic initiatives. The divestiture of these branches is represented by the $259.1 million consisting primarily of the outflow of deposits sold totaling $446.3 million. Also during the year ended December 31, 2001, the Corporation sold investment and mortgage-backed securities totaling $1.1 billion resulting in pre-tax gains of $18.3 million. These gains on the sales of investment and mortgage-backed securities were recognized in part to offset the valuation adjustment loss of $19.1 million in the mortgage servicing rights portfolio. A substantial portion of the leasing portfolio was sold in February 2001 for cash and a secured note for $9.5 million. The cash proceeds totaling $34.8 million from the leasing sale were received in April 2001. During the six months ended December 31, 2000, the Corporation made an investment of $200.0 million in a BOLI program.

   Net cash flows provided by financing activities totaled $594.4 million, $889.6 million and $724.7 million, respectively, for the year ended December 31, 2001, and fiscal years 2000 and 1999. Net cash flows used by financing activities totaled $1.2 billion for the six months ended December 31, 2000. Advances from the FHLB and deposits have been the primary sources to balance the Corporation's funding needs during each of the periods presented. The net decrease of $851.7 million in deposits for the year ended December 31, 2001, is due to the run-off of higher costing certificates of deposits and the reduction in brokered deposits used for funding needs. For the year 2001, certificates of deposit decreased by approximately $1.2 billion, including a reduction of $269.2 million in brokered deposits, pursuant to the Corporation's business plan. The Corporation has fixed-rate long-term FHLB advances with balances totaling $1.7 billion at December 31, 2001, that are callable at the option of the FHLB. These convertible advances had call dates ranging from January 2002 to March 2003. During the year ended December 31, 2001, the Corporation has purchased $1.0 billion of swaptions at a cost of $68.3 million to hedge the call option on $1.0 billion of convertible advances. On November 28, 2001, the Bank issued and sold $30.0 million of floating rate subordinated debt securities due December 8, 2011. Interest is payable semi-annually with the initial interest rate at 6.01% that resets semi-annually equal to the six-month London Interbank Offered Rate ("LIBOR") plus 3.75%. The subordinated debt securities, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Bank. On December 18, 2001, the Bank issued and sold $20.0 million of floating rate junior subordinated debentures due December 18, 2031. Interest is payable quarterly with the initial interest rate at 5.60% that resets quarterly equal to the three-month LIBOR plus 3.60%. The junior subordinated debentures, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Bank. The $30.0 million of subordinated debt securities and the $20.0 million of junior subordinated debentures are includable as part of supplementary Tier 2 regulatory capital for the Bank. Proceeds from these issuances were utilized by the Bank to make capital distributions to the Corporation. On November 30, 2001, a distribution for $30.0 million was used to redeem $28.3 million of the Corporation's 7.95% subordinated extendible notes and to repurchase common stock. On January 20, 2002, a distribution for $20.0 million was used to repay $7.0 million of the Corporation's revolving line of credit and to repurchase common stock. At December 31, 2001, the Corporation had borrowed $130.0 million of Federal funds and $7.2 million from the Treasury Tax and Loan program. During the year ended December 31, 2001, the Corporation repurchased shares of its common stock at a cost of $180.9 million.

   The Corporation experienced net increases in deposits of $364.0 million for the six months ended December 31, 2000. The net increase in deposits for this six month period was primarily due to the Corporation's expanded use of brokered deposits for funding needs. At December 31, 2000, brokered certificates of deposits totaled $322.1 million compared to $82.4 million at June 30, 2000. During the six months ended December 31, 2000, the Corporation borrowed long-term FHLB advances that were callable at the option of the FHLB. At December 31, 2000, the Corporation had fixed-rate advances totaling $1.7 billion that were convertible into adjustable-rate advances. These convertible advances had call dates ranging from January 2001 to March 2003. During the six months ended December 31, 2000, the Corporation repurchased shares of its common stock at a cost of $49.0 million.

   Excluding deposits acquired in acquisitions, the Corporation experienced net decreases in deposits of $325.8 million and $211.1 million for fiscal years 2000 and 1999, respectively. The decreases in deposits were primarily due to depositors seeking higher-yielding investment options. During fiscal years 2000 and 1999 the Corporation borrowed long-term FHLB advances that were callable at the option of the FHLB. Such advances provided the Corporation with lower costing interest-bearing liabilities than other funding alternatives. At June 30, 2000 and 1999, the Corporation had fixed-rate advances totaling $2.3 billion and $3.0 billion, respectively, that were convertible into adjustable-rate advances. The one-year notes for $40.0 million from the AmerUs Bank ("AmerUs") acquisition were paid in full on July 30, 1999. The $32.5 million term note due July 31, 2003, was refinanced on July 1, 1999. The proceeds to pay the $40.0 million AmerUs note in full and the refinancing came from a term note for $72.5 million due June 30, 2004, unsecured, with quarterly principal payments of $1.8 million and interest payable quarterly. In addition, on August 30, 1999, the Corporation borrowed $10.0 million from the same lender on a revolving line of credit. The proceeds were used to help finance the Corporation's repurchase of its common stock. During fiscal years 2000 and 1999, the Corporation repurchased shares at a cost of $63.9 million and $36.2 million, respectively. On August 14, 1998, First Colorado Bancorp, Inc. ("First Colorado") issued 1,400,000 shares of common stock prior to its merger with the Corporation, resulting in the receipt of proceeds totaling $32.5 million.

  Contractual Obligations and Other Commitments

   Through the normal course of operations, the Corporation has entered into certain contractual obligations and other commitments. These obligations generally relate to funding of operations through debt issuances as well as leases for premises and equipment. As a financial institution, the Corporation routinely enters into commitments to extend credit, including loan commitments, standby letters of credit and financial guarantees. These commitments are generally expected to settle within three months following December 31, 2001. These outstanding loan commitments to extend credit in order to originate loans or fund commercial and consumer loans lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described.

   The Corporation also enters into derivative financial instruments as part of its interest rate risk management process. See "Asset/Liability Management" and
Note 14 to the Consolidated Financial Statements for additional information regarding derivative financial instruments.

   The following table represents the Corporation's significant contractual obligations and outstanding commitments at December 31, 2001:

                                                                          (In Thousands)
To fund and purchase:
   Single-family fixed-rate mortgage loans...............................    $183,759
   Single-family adjustable-rate mortgage loans..........................      71,456
   Commercial real estate fixed-rate loans...............................      57,941
   Commercial real estate adjustable-rate loans..........................      93,420
   Consumer, commercial operating and agricultural loans.................      13,874
   Consumer unused lines of credit.......................................     141,773
   Commercial unused lines of credit.....................................      41,172
   Investment securities.................................................         805
                                                                             --------
Totals--commitments to fund and purchase.................................    $604,200
                                                                             ========
Mandatory forward delivery commitments to sell residential mortgage loans    $445,000
                                                                             ========

                                    Long-term Operating
                Due December 31:      Debt     Leases    Total
                ----------------    --------- --------- --------
                2002............... $146,363   $ 5,109  $151,472
                2003...............    7,250     4,560    11,810
                2004...............   49,875     3,366    53,241
                2005...............       --     2,321     2,321
                2006...............  121,725     1,658   123,383
                2007 and thereafter  195,000    10,415   205,415
                                    --------   -------  --------
                Totals............. $520,213   $27,429  $547,642
                                    ========   =======  ========

   The maintenance of an appropriate level of liquid resources to provide funding necessary to meet the Corporation's current business activities and obligations is an integral element in the management of the Corporation's assets. The OTS issued a final rule effective July 18, 2001, whereby savings associations are now required to only maintain sufficient liquidity to ensure their safe and sound operation. The Bank's liquidity ratio was 15.42% at December 31, 2001. Liquidity levels will vary depending upon savings flows, future loan fundings, cash operating needs, collateral requirements and general prevailing economic conditions. The Bank does not foresee any difficulty in meeting its liquidity requirements.

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

   Management assessed Commercial Federal Corporation's internal control over financial reporting, including the safeguarding of assets, as of December 31, 2001. This assessment was based on the criteria for effective internal control described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, Management believes that Commercial Federal Corporation maintained effective internal control over financial reporting, including safeguarding of assets, as of December 31, 2001.

              /s/ William A. Fitzgerald /s/ David S. Fisher

              William A. Fitzgerald          David S. Fisher
              Chairman of the Board and  Chief Financial Officer
              Chief Executive Officer

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Commercial Federal Corporation
Omaha, Nebraska

   We have audited the accompanying consolidated statements of financial condition of Commercial Federal Corporation and subsidiaries (the "Corporation") as of December 31, 2001 and 2000, and as of June 30, 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year ended December 31, 2001, for the six months ended December 31, 2000, and for each of the two years in the period ended June 30, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial Federal Corporation and subsidiaries as of December 31, 2001 and 2000, and as of June 30, 2000, and the results of their operations and their cash flows for the year ended December 31, 2001, for the six months ended December 31, 2000, and for each of the two years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

   As discussed in Note 22 to the consolidated financial statements, effective July 1, 2000, the Corporation changed its method of accounting for derivatives to conform with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". As discussed in Note 22 to the consolidated financial statements, effective July 1, 1999, the Corporation changed its method of accounting for start-up activities and organizational costs to conform with the provisions of Statement of Position 98-5 "Reporting the Costs of Start-Up Activities".

/s/ Deloitte & Touche LLP

Omaha, Nebraska
February 7, 2002

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION


                                                                          December 31,
                                                                    ------------------------   June 30,
                                                                       2001         2000         2000
                                                                    -----------  -----------  -----------
                                                                            (Dollars in Thousands)
                              ASSETS
Cash (including short-term investments of $590, $1,283
  and $1,086)...................................................... $   206,765  $   192,358  $   199,566
Investment securities available for sale, at fair value............   1,150,345      771,137       70,478
Mortgage-backed securities available for sale, at fair value.......   1,829,728    1,514,510      362,756
Loans and leases held for sale, net................................     470,647      242,200      183,356
Investment securities held to maturity (fair value of $857,786)....          --           --      922,689
Mortgage-backed securities held to maturity (fair value of
 $835,095).........................................................          --           --      857,382
Loans receivable, net of allowances of $102,359, $82,263 and
  $70,497..........................................................   7,932,778    8,651,174   10,224,336
Federal Home Loan Bank stock.......................................     253,946      251,537      255,756
Real estate, net...................................................      57,476       38,331       39,129
Premises and equipment, net........................................     158,691      167,210      181,692
Bank owned life insurance..........................................     214,585      200,713           --
Other assets.......................................................     435,174      303,707      265,048
Core value of deposits, net of accumulated amortization of $54,900,
  $51,835 and $47,932..............................................      28,733       36,209       42,488
Goodwill, net of accumulated amortization of $30,927, $22,814
  and $18,564......................................................     162,717      171,218      188,362
                                                                    -----------  -----------  -----------
       Total Assets................................................ $12,901,585  $12,540,304  $13,793,038
                                                                    ===========  ===========  ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits........................................................ $ 6,396,522  $ 7,694,486  $ 7,330,500
   Advances from Federal Home Loan Bank............................   4,939,056    3,565,465    5,049,582
   Other borrowings................................................     520,213      175,343      206,026
   Other liabilities...............................................     311,140      241,271      218,952
                                                                    -----------  -----------  -----------
       Total Liabilities...........................................  12,166,931   11,676,565   12,805,060
                                                                    -----------  -----------  -----------
Commitments and Contingencies                                                --           --           --
                                                                    -----------  -----------  -----------
Stockholders' Equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized;
     none issued...................................................          --           --           --
   Common stock, $.01 par value; 120,000,000 shares authorized;
     45,974,648, 53,208,628 and 55,922,884 shares issued and
     outstanding...................................................         460          532          559
   Additional paid-in capital......................................      80,799      255,870      303,635
   Retained earnings...............................................     705,160      622,659      699,724
   Accumulated other comprehensive loss, net.......................     (51,765)     (15,322)     (15,940)
                                                                    -----------  -----------  -----------
       Total Stockholders' Equity..................................     734,654      863,739      987,978
                                                                    -----------  -----------  -----------
       Total Liabilities and Stockholders' Equity.................. $12,901,585  $12,540,304  $13,793,038
                                                                    ===========  ===========  ===========

         See accompanying Notes to Consolidated Financial Statements.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS


                                                                         Six Months
                                                            Year Ended     Ended
                                                           December 31, December 31,
                                                               2001         2000       2000      1999
                                                           ------------ ------------ --------  --------
                                                                      (Dollars in Thousands)
Interest Income:
   Loans receivable.......................................   $685,480     $408,582   $759,711  $700,911
   Mortgage-backed securities.............................    109,657       49,334     82,563    77,039
   Investment securities..................................     76,237       40,816     85,416    61,404
                                                             --------     --------   --------  --------
       Total interest income..............................    871,374      498,732    927,690   839,354
Interest Expense:.........................................
   Deposits...............................................    310,367      184,579    325,674   322,858
   Advances from Federal Home Loan Bank...................    234,213      152,317    240,924   157,787
   Other borrowings.......................................     19,365        7,401     18,951    26,376
                                                             --------     --------   --------  --------
       Total interest expense.............................    563,945      344,297    585,549   507,021
Net Interest Income.......................................    307,429      154,435    342,141   332,333
Provision for Loan Losses.................................    (38,945)     (27,854)   (13,760)  (12,400)
                                                             --------     --------   --------  --------
Net Interest Income After Provision for Loan Losses.......    268,484      126,581    328,381   319,933
Other Income (Loss):
   Retail fees and charges................................     53,519       25,650     43,230    36,740
   Loan servicing fees, net...............................      3,622       11,521     25,194    22,961
   Gain (loss) on sales of securities and changes in fair
     value of derivatives, net............................     15,422      (69,462)        --     4,376
   Gain (loss) on sales of loans..........................      8,739      (18,023)      (110)    3,423
   Bank owned life insurance..............................     13,872          713         --        --
   Real estate operations.................................     (6,971)      (4,809)       (88)   (1,674)
   Other operating income.................................     32,184       14,304     33,613    24,189
                                                             --------     --------   --------  --------
       Total other income (loss)..........................    120,387      (40,106)   101,839    90,015
Other Expense (Gain):
 General and administrative expenses--
   Compensation and benefits..............................    105,120       53,306    111,720    98,869
   Occupancy and equipment................................     37,726       19,015     38,873    36,528
   Data processing........................................     18,019        9,685     18,834    12,360
   Advertising............................................     11,995        6,531     15,100    13,893
   Communication..........................................     13,731        7,109     16,201    16,566
   Item processing........................................     16,413        8,120     15,683     9,637
   Outside services.......................................     11,152        6,058      8,422     7,086
   Other operating expenses...............................     33,880       12,801     23,157    13,738
   Exit costs and termination benefits....................    (15,566)      25,764      3,941        --
   Merger expenses........................................         --           --         --    29,917
                                                             --------     --------   --------  --------
       Total general and administrative expenses..........    232,470      148,389    251,931   238,594
  Amortization of core value of deposits..................      7,211        3,903      8,563     8,984
  Amortization of goodwill................................      8,134        4,250      8,673     6,718
                                                             --------     --------   --------  --------
       Total other expense................................    247,815      156,542    269,167   254,296
                                                             --------     --------   --------  --------
Income (Loss) Before Income Taxes and Cumulative Effect
  of Change in Accounting Principle.......................    141,056      (70,067)   161,053   155,652
Income Tax Provision (Benefit)............................     43,374      (19,691)    55,269    63,260
                                                             --------     --------   --------  --------
Income (Loss) Before Cumulative Effect
  of Change in Accounting Principle.......................     97,682      (50,376)   105,784    92,392
                                                             --------     --------   --------  --------
Cumulative Effect of Change in
  Accounting Principle, Net of Tax Benefit................         --      (19,125)    (1,776)       --
                                                             --------     --------   --------  --------
Net Income (Loss).........................................   $ 97,682     $(69,501)  $104,008  $ 92,392
                                                             ========     ========   ========  ========

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                                                                  Six Months
                                                   Year Ended       Ended
                                                  December 31,   December 31,
                                                      2001           2000          2000        1999
                                                  ------------- -------------  -----------  -----------
Weighted Average Number of Common Shares
  Outstanding Used in Basic Earnings Per Share
  Calculation....................................    49,995,621    54,705,067   58,024,192   59,539,111
Add Assumed Exercise of Outstanding Stock Options
  as Adjustments for Dilutive Securities.........       497,298            --      218,173      587,735
                                                  ------------- -------------  -----------  -----------
Weighted Average Number of Common Shares
  Outstanding Used in Diluted Earnings Per Share
  Calculation....................................    50,492,919    54,705,067   58,242,365   60,126,846
                                                  ============= =============  ===========  ===========
Basic Earnings (Loss) Per Common Share:
   Income (loss) before cumulative effect of
     change in accounting principle.............. $        1.95 $        (.92) $      1.82  $      1.55
   Cumulative effect of change in accounting
     principle, net..............................            --          (.35)        (.03)          --
                                                  ------------- -------------  -----------  -----------
       Net Income (Loss)......................... $        1.95 $       (1.27) $      1.79  $      1.55
                                                  ============= =============  ===========  ===========
Diluted Earnings (Loss) Per Common Share:
   Income (loss) before cumulative effect of
     change in accounting principle.............. $        1.93 $        (.92) $      1.82  $      1.54
   Cumulative effect of change in accounting
     principle, net..............................            --          (.35)        (.03)          --
                                                  ------------- -------------  -----------  -----------
       Net Income (Loss)......................... $        1.93 $       (1.27) $      1.79  $      1.54
                                                  ============= =============  ===========  ===========
Dividends Declared Per Common Share.............. $        .310 $        .140  $      .275  $      .250
                                                  ============= =============  ===========  ===========


           See accompanying Notes to Consolidated Financial Statements.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)


                                                                             Six Months
                                                                Year Ended     Ended     Year Ended June 30,
-                                                              December 31, December 31, ------------------
                                                                   2001         2000       2000      1999
-                                                              ------------ ------------ --------  --------
                                                                          (Dollars in Thousands)

Net Income (Loss).............................................   $ 97,682     $(69,501)  $104,008  $ 92,392
Other Comprehensive Income (Loss):
   Unrealized holding gains (losses) on securities available
     for sale.................................................     28,890       77,728    (12,242)  (10,443)
   Fair value adjustment on interest rate swap agreements.....    (72,661)     (92,749)        --        --
   Fair value change in interest only strips..................      1,901       (2,347)     2,057        --
   Reclassification of net losses (gains) included in net
     income (loss) pertaining to:.............................
       Securities sold........................................    (18,298)      29,970         --    (4,376)
       Termination of swap agreements.........................         --       38,209         --        --
       Amortization of fair value adjustments of interest
         rate swap agreements.................................      2,034          170         --        --
                                                                 --------     --------   --------  --------
Other Comprehensive Income (Loss) Before Income Taxes
  and Cumulative Effect of Change in Accounting Priniciple....    (58,134)      51,628    (10,185)  (14,819)
Income Tax Provision (Benefit)................................    (21,691)      20,250     (3,807)   (5,187)
                                                                 --------     --------   --------  --------
Other Comprehensive Income (Loss) Before Cumulative
  Effect of Change in Accounting Principle....................    (36,443)      31,378     (6,378)   (9,632)
Cumulative Effect of Change in Accounting Principle, Net of
  Tax Benefit.................................................         --      (30,760)        --        --
                                                                 --------     --------   --------  --------
Other Comprehensive Income (Loss).............................    (36,443)         618     (6,378)   (9,632)
                                                                 --------     --------   --------  --------
Comprehensive Income (Loss)...................................   $ 61,239     $(68,883)  $ 97,630  $ 82,760
                                                                 ========     ========   ========  ========


           See accompanying Notes to Consolidated Financial Statements.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                               Unearned
                                                                  Accumulated  Employee
                                                                     Other       Stock
                                            Additional           Comprehensive Ownership
                                     Common  Paid-in   Retained     Income       Plan
                                     Stock   Capital   Earnings   (Loss), Net   Shares    Total
                                     ------ ---------- --------  ------------- --------- --------
                                                        (Dollars in Thousands)

Balance, June 30, 1998..............  $587   $337,697  $534,245    $     70    $(11,404) $861,195
   Issuance of 979,856 shares under
     certain compensation and
     employee plans.................    10     14,279        --          --          --    14,289
   Issuance of 1,378,580 shares of
     common stock...................    14     32,401        --          --          --    32,415
   Restricted stock and
     deferred compensation
     plans, net.....................    --      2,192        --          --          --     2,192
   Commitment of release of ESOP
     shares.........................    --         --        --          --      11,404    11,404
   Termination of ESOP plans........    --     13,954        --          --          --    13,954
   Purchase and cancellation of
     1,500,000 shares of common
     stock..........................   (15)   (36,203)       --          --          --   (36,218)
   Cash dividends declared..........    --         --   (15,108)         --          --   (15,108)
   Net income.......................    --         --    92,392          --          --    92,392
   Other comprehensive loss.........    --         --        --      (9,632)         --    (9,632)
                                      ----   --------  --------    --------    --------  --------
Balance, June 30, 1999..............   596    364,320   611,529      (9,562)         --   966,883
   Issuance of 102,535 shares under
     certain compensation and
     employee plans.................     1      2,388        --          --          --     2,389
   Restricted stock and deferred
     compensation plans, net........    --        784        --          --          --       784
   Purchase and cancellation of
     3,773,500 shares of common
     stock..........................   (38)   (63,857)       --          --          --   (63,895)
   Cash dividends declared..........    --         --   (15,813)         --          --   (15,813)
   Net income.......................    --         --   104,008          --          --   104,008
   Other comprehensive loss.........    --         --        --      (6,378)         --    (6,378)
                                      ----   --------  --------    --------    --------  --------
Balance, June 30, 2000..............  $559   $303,635  $699,724    $(15,940)   $     --  $987,978
                                      ====   ========  ========    ========    ========  ========

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                                                                               Unearned
                                                                  Accumulated  Employee
                                                                     Other       Stock
                                            Additional           Comprehensive Ownership
                                     Common  Paid-in   Retained     Income       Plan
                                     Stock   Capital   Earnings   (Loss), Net   Shares     Total
                                     ------ ---------- --------  ------------- --------- ---------
                                                         (Dollars in Thousands)

Balance, June 30, 2000..............  $559  $ 303,635  $699,724    $(15,940)     $ --    $ 987,978
   Issuance of 51,144 shares under
     certain compensation and
     employee plans.................     1        800        --          --        --          801
   Restricted stock and deferred
     compensation plans, net........    --        360        --          --        --          360
   Purchase and cancellation of
     2,765,400 shares of common
     stock..........................   (28)   (48,925)       --          --        --      (48,953)
   Cash dividends declared..........    --         --    (7,564)         --        --       (7,564)
   Net loss.........................    --         --   (69,501)         --        --      (69,501)
   Other comprehensive income.......    --         --        --         618        --          618
                                      ----  ---------  --------    --------      ----    ---------
Balance, December 31, 2000..........   532    255,870   622,659     (15,322)       --      863,739
   Issuance of 428,620 shares under
     certain compensation and
     employee plans.................     5      5,426        --          --        --        5,431
   Restricted stock and deferred
     compensation plans, net........    --        303        --          --        --          303
   Purchase and cancellation of
     7,662,600 shares of common
     stock..........................   (77)  (180,800)       --          --        --     (180,877)
   Cash dividends declared..........    --         --   (15,181)         --        --      (15,181)
   Net income.......................    --         --    97,682          --        --       97,682
   Other comprehensive loss.........    --         --        --     (36,443)       --      (36,443)
                                      ----  ---------  --------    --------      ----    ---------
Balance, December 31, 2001..........  $460  $  80,799  $705,160    $(51,765)     $ --    $ 734,654
                                      ====  =========  ========    ========      ====    =========

         See accompanying Notes to Consolidated Financial Statements.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                          Year Ended June 30,
                                                                                        ----------------------
                                                                           Six Months
                                                            Year Ended       Ended
                                                           December 31,   December 31,
                                                               2001           2000         2000        1999
                                                          -------------  -------------  ---------  -----------
                                                                         (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)........................................ $      97,682  $     (69,501) $ 104,008  $    92,392
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
   Cumulative effect of changes in accounting
     principles, net.....................................            --         19,125      1,776           --
   Amortization of core value of deposits................         7,211          3,903      8,563        8,984
   Amortization of goodwill..............................         8,134          4,250      8,673        6,718
   Provision for losses on loans.........................        38,945         27,854     13,760       12,400
   Depreciation and amortization.........................        18,841          9,968     20,414       18,172
   Amortization of deferred discounts and fees, net......         3,947          1,493        581        2,542
   Amortization of mortgage servicing rights.............        17,092          4,558      8,703       12,021
   Valuation adjustment of mortgage servicing rights.....        19,058            583         --           --
   Deferred tax provision (benefit)......................       (15,422)       (30,965)    34,302       17,093
   Loss (gain) on sales of real estate and loans, net....        (9,564)        17,593     (1,258)      (4,618)
   Loss (gain) on sales of securities and change in fair
     value of derivatives, net...........................       (15,422)        69,462         --       (4,376)
   Gain on sales of facilities...........................       (18,304)        (2,516)    (8,506)      (1,076)
   Stock dividends from Federal Home Loan Bank...........            --             --     (7,479)     (10,827)
   Proceeds from sales of
     mortgage-backed securities--trading.................            --         65,596         --           --
   Proceeds from sales of
     investment securities--trading......................            --        339,123         --           --
   Proceeds from sales of loans..........................     2,745,118        631,542    761,960    1,958,807
   Origination of loans for resale.......................      (913,931)      (199,364)  (185,994)    (479,852)
   Purchases of loans for resale.........................    (2,098,729)      (445,265)  (525,236)  (1,411,210)
   Increase in bank owned life insurance.................       (13,872)          (713)        --           --
   Decrease (increase) in interest receivable............        11,878         (2,544)    (4,478)       1,261
   Increase (decrease) in interest payable and other
     liabilities.........................................        86,050         23,337     17,587      (22,804)
   Other items, net......................................       (81,103)       (54,215)   (63,949)      33,911
                                                          -------------  -------------  ---------  -----------
       Total adjustments.................................      (208,512)       482,805     79,419      137,146
                                                          -------------  -------------  ---------  -----------
          Net cash (used) provided by operating
            activities................................... $    (110,830) $     413,304  $ 183,427  $   229,538
                                                          =============  =============  =========  ===========

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                                                                                        Year Ended June 30,
                                                                                     ------------------------
                                                                        Six Months
                                                         Year Ended       Ended
                                                        December 31,   December 31,
                                                            2001           2000          2000         1999
                                                       -------------  -------------  -----------  -----------
                                                                       (Dollars in Thousands)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of loans.................................... $    (489,976) $    (283,198) $(1,430,920) $(1,531,385)
Proceeds from sales of securitized loans..............            --      1,633,330           --           --
Repayment of loans, net of originations...............       903,881        144,025      222,190    1,122,811
Principal repayments of mortgage-backed securities
  available for sale..................................       711,280        107,684       45,869       69,559
Purchases of mortgage-backed securities available for
  sale................................................    (1,074,215)      (909,599)          --     (446,186)
Proceeds from sales of mortgage-backed securities
  available for sale..................................       102,131        463,257           --      209,789
Principal repayments of mortgage-backed securities
  held to maturity....................................            --             --      195,043      290,726
Purchases of mortgage-backed securities held to
  maturity............................................            --             --     (160,073)    (218,479)
Maturities and repayments of investment securities
  held to maturity....................................            --             --       41,207      339,089
Purchases of investment securities held to maturity...            --             --     (105,865)    (666,574)
Purchases of investment securities available for sale.    (1,475,511)      (467,033)          --      (33,901)
Proceeds from sales of investment securities available
  for sale............................................       977,146        269,007           --       30,153
Maturities and repayments of investment securities
  available for sale..................................       135,363         23,439       10,170      170,196
Purchase of bank-owned life insurance.................            --       (200,000)          --           --
Proceeds from sales of Federal Home Loan Bank stock...        69,889         15,841        3,571       13,691
Purchases of Federal Home Loan Bank stock.............       (72,299)       (11,622)     (57,719)     (51,213)
Divestiture of branches, net..........................      (259,102)            --           --           --
Acquisitions, net of cash paid........................            --             --           --      (88,351)
Proceeds from sales of real estate....................        19,554         11,372       24,371       17,183
Payments to acquire real estate.......................        (2,285)          (278)        (406)        (613)
Purchases of premises and equipment, net..............       (12,349)        (5,074)      (8,298)     (40,675)
Other items, net......................................        (2,639)        (4,911)      (5,826)      (3,820)
                                                       -------------  -------------  -----------  -----------
        Net cash (used) provided by investing
          activities.................................. $    (469,132) $     786,240  $(1,226,686) $  (818,000)
                                                       =============  =============  ===========  ===========

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                                                                        Six Months     Year Ended June 30,
                                                           Year Ended     Ended     ------------------
                                                          December 31, December 31, -------------------
                                                              2001         2000        2000         1999
                                                          ------------ ------------ -----------  -----------
                                                                        (Dollars in Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in deposits..........................  $ (851,697) $   363,986  $  (325,809) $  (211,102)
Proceeds from Federal Home Loan Bank advances............   1,807,060      400,000    3,413,000    2,400,000
Repayments of Federal Home Loan Bank advances............    (444,450)  (1,884,120)  (1,995,350)  (1,386,781)
Proceeds from securities sold under agreements to
  repurchase.............................................     264,073        4,727       12,902       25,000
Repayments of securities sold under agreements to
  repurchase.............................................     (69,066)     (31,201)    (107,143)    (235,955)
Proceeds from issuances of other borrowings..............     187,195           --       50,000      152,200
Repayments of other borrowings...........................     (37,338)      (4,211)     (80,742)     (23,423)
Purchases of swaption agreements.........................     (68,344)          --           --           --
Payments of cash dividends on common stock...............     (15,239)      (7,755)     (15,776)     (13,539)
Repurchases of common stock..............................    (180,877)     (48,953)     (63,895)     (36,218)
Issuance of common stock.................................       4,579          775        2,363       45,095
Other items, net.........................................      (1,527)          --           --        9,448
                                                           ----------  -----------  -----------  -----------
          Net cash provided (used) by financing
            activities...................................     594,369   (1,206,752)     889,550      724,725
                                                           ----------  -----------  -----------  -----------

CASH AND CASH EQUIVALENTS
Increase (decrease) in net cash position.................      14,407       (7,208)    (153,709)     136,263
Balance, beginning of year...............................     192,358      199,566      353,275      217,012
                                                           ----------  -----------  -----------  -----------
Balance, end of year.....................................  $  206,765  $   192,358  $   199,566  $   353,275
                                                           ==========  ===========  ===========  ===========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
Cash paid (received) during the year for:
   Interest expense......................................  $  581,524  $   338,028  $   583,440  $   506,137
   Income taxes, net.....................................      31,049      (12,361)       6,514       54,110
Non-cash investing and financing activities:
   Securities transferred from held-to-maturity to
     trading.............................................          --      432,596           --           --
   Securities transferred from held-to-maturity to
     available for sale..................................          --    1,318,599           --           --
   Loans exchanged for mortgage-backed
     securities..........................................      41,910        3,543       42,635       20,773
   Loans transferred to real estate......................      41,371        6,998       24,002       17,671
   Loans to facilitate the sale of real estate...........         180           --           --          259
   Common stock received in connection with
     employee benefit and incentive plans, net...........        (114)          --         (135)        (475)



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

  Basis of Consolidation

   The consolidated financial statements are prepared on an accrual basis and include the accounts of Commercial Federal Corporation, its wholly-owned subsidiary, Commercial Federal Bank, a Federal Savings Bank, and all majority-owned subsidiaries of the Corporation and Bank. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior periods presented have been reclassified to conform to the December 31, 2001, presentation for comparative purposes.

  Change in Fiscal Year End

   On August 14, 2000, the Board of Directors approved a change in the Corporation's fiscal year end from June 30 to December 31. This change was effective December 31, 2000. As a result, the Corporation reported a six month transition period from July 1, 2000, through December 31, 2000, reflecting the Corporation's six months of operations, comprehensive income (loss), cash flows and changes in stockholders' equity.

  Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

  Loans

   Loans that management has the intent and ability to hold for the foreseeable future or until maturity are recorded at the contractual amounts owed by borrowers less unamortized discounts, net of premiums, undisbursed funds on loans in process, deferred loan fees and allowance for loan losses. Interest on loans is accrued to income as earned, except that interest is not accrued on first mortgage loans contractually delinquent 90 days or more. Any related discounts or premiums on loans purchased are amortized into interest income using the level yield method over the contractual lives of the loans, adjusted for actual prepayments. Loan origination fees, commitment fees and direct loan origination costs are deferred and recognized over the estimated average life of the loan as a yield adjustment.

   The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to make the payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed reducing interest income. Interest income is subsequently recognized only to the extent that cash payments are received.

   Loans held for sale are carried at the lower of aggregate cost or fair value except for loans designated as a hedge which are carried at fair value. Fair value is determined by outstanding commitments from investors or current investor yield requirements calculated on an aggregate loan basis. Valuation adjustments, if necessary, are recorded in current operations.

  Allowance for Loan Losses

   The allowance for loan losses is a valuation allowance for estimated credit losses inherent in the loan portfolio as of the balance sheet date. The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. The allowance for loan losses consists of two elements. The first element is an allocated allowance established for specifically identified loans that are evaluated individually for impairment and are considered to be individually impaired. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured by (i) the fair value of the collateral if the loan is collateral dependent (the primary method used by the Corporation), (ii) the present value of expected future cash flows, or (iii) the loan's obtainable market price. The second element is an estimated allowance established for impairment on each of the Corporation's pools of outstanding loans. These estimated allowances are based on several analysis factors including the Corporation's past loss experience, general economic and business conditions, geographic and industry concentrations, credit quality and delinquency trends, and known and inherent risks in each of the portfolios. These evaluations are inherently subjective as they require revisions as more information becomes available.

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

   Real estate held for investment is stated at the lower of cost or net realizable value. Cost includes acquisition costs plus construction costs of improvements, holding costs and costs of amenities. Joint venture and partnership investments are carried on the equity method of accounting not to exceed net realizable value, where applicable. The Corporation's ability to recover the carrying value of real estate held for investment (including capitalized interest) is based upon future sales of land or projects. The ability to sell this real estate is subject to market conditions and other factors which may be beyond the Corporation's control.

  Mortgage Servicing Rights

   Mortgage servicing rights are established based on the cost of acquiring the right to service mortgage loans or the allocated fair value of servicing rights retained on originated loans sold. These costs are initially capitalized and then amortized proportionately over the period based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the mortgage servicing rights. Projected net servicing income is determined on the basis of the estimated future balance of the underlying mortgage loan portfolio. This portfolio decreases over time from scheduled loan amortization and prepayments. The Corporation estimates future prepayment rates based on relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience, as well as current interest rate levels, market forecasts and other economic conditions.

   The Corporation reports mortgage servicing rights at the lower of amortized cost or fair value. The carrying value of mortgage servicing rights is adjusted by the fair value of any related interest rate floor agreements and possible impairment losses. The fair value of mortgage servicing rights is determined based on the present value of estimated expected future cash flows, using assumptions as to current market discount rates and prepayment speeds. Mortgage servicing rights are stratified by loan type and interest rate for purposes of impairment measurement. Loan types include government, conventional and adjustable-rate mortgage loans. Impairment losses are recognized to the extent the unamortized mortgage servicing rights for each stratum exceed the current fair value of that stratum. Impairment losses by stratum are recorded as reductions in the carrying value of the asset through a valuation allowance with a corresponding reduction to loan servicing income. Individual allowances for each stratum are adjusted in subsequent periods to reflect changes in impairment. Valuation allowances totaling $19,641,000 and $583,000, respectively, were outstanding at December 31, 2001 and 2000. No valuation allowance was necessary as of June 30, 2000 or 1999.

  Premises and Equipment

   Land is carried at cost. Buildings, building improvements, leasehold improvements and furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets. Estimated lives are 10 to 50 years for buildings and three to 15 years for furniture, fixtures and equipment. Leasehold improvements are generally amortized on the straight-line method over the terms of the respective leases. Betterments are capitalized and maintenance and repairs are charged to expense as incurred.

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

   Core value of deposits is amortized on an accelerated basis over a period not to exceed 10 years. Goodwill is amortized on a straight-line basis over periods up to 25 years. Effective January 1, 2002, the Corporation adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that upon initial adoption, amortization of goodwill will cease, and the carrying value of goodwill will be evaluated for impairment. Thereafter, goodwill will be evaluated at least annually for impairment.


  Derivative Financial Instruments

   Effective July 1, 2000, derivatives are recognized as either assets or liabilities in the consolidated statement of financial condition and measured at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative designated as hedging the exposure to changes in fair value of an asset and liability (referred to as a fair value hedge), any gain or loss associated with the derivative is reported in earnings along with the change in fair value of the asset or liability being hedged. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

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

   On the date the Corporation enters into a derivative contract, management designates the derivative as a hedge of the identified cash flow exposure, fair value exposure, or as a "no hedging" derivative. If a derivative does not qualify in a hedging relationship, the derivative is recorded at fair value and changes in its fair value are reported currently in earnings.

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

  Earnings (Loss) per Common Share

   Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (i) were exercised or converted into common stock or (ii) resulted in the issuance of common stock that then shared in the earnings of the entity. The conversion of 279,783 stock options during the six months ended December 31, 2000, in which the Corporation incurred a loss before cumulative effect of change in accounting principle, is not assumed in computing the diluted loss per share since the effect is anti-dilutive.

Note 2.  Investment Securities

   Investment securities are summarized as follows:

                                                                        Gross      Gross
                                                          Amortized   Unrealized Unrealized
December 31, 2001                                           Cost        Gains      Losses   Fair Value
-----------------                                         ----------  ---------- ---------- ----------
Available for sale:
   U.S. Treasury and other Government agency obligations. $  846,795   $ 8,480    $(7,144)  $  848,131
   States and political subdivisions.....................    177,459     3,306     (1,171)     179,593
   Other securities......................................    118,472     4,490       (342)     122,621
                                                          ----------   -------    -------   ----------
                                                          $1,142,726   $16,276    $(8,657)  $1,150,345
                                                          ==========   =======    =======   ==========
   Weighted average interest rate........................       5.48%
                                                          ==========

                                                                      Gross      Gross
                                                          Amortized Unrealized Unrealized
December 31, 2000                                           Cost      Gains      Losses   Fair Value
-----------------                                         --------- ---------- ---------- ----------
Available for sale:
   U.S. Treasury and other Government agency obligations. $534,283   $ 4,895    $(4,676)   $534,502
   States and political subdivisions.....................  137,208     4,359       (204)    141,363
   Other securities......................................   93,848     1,495        (71)     95,272
                                                          --------   -------    -------    --------
                                                          $765,339   $10,749    $(4,951)   $771,137
                                                          ========   =======    =======    ========
   Weighted average interest rate........................     6.51%
                                                          ========

   On July 1, 2000, pursuant to the provisions of SFAS No. 133, investment securities with an amortized cost of $893,419,000 and a fair value of $828,516,000 were transferred from securities held to maturity to securities available for sale (fair value of $491,865,000) and trading securities (fair value of $336,651,000). See Note 22 "Cumulative Effect of Changes in Accounting Principles" for additional information. All of the trading securities transferred at July 1, 2000, were sold during the three months ended September 30, 2000. At December 31, 2001 and 2000, the Corporation did not have any investment securities classified as held to maturity or trading in its portfolio.

                                                                      Gross      Gross
                                                          Amortized Unrealized Unrealized
June 30, 2000                                               Cost      Gains      Losses   Fair Value
-------------                                             --------- ---------- ---------- ----------
Available for sale:
   U.S. Treasury and other Government agency obligations. $ 71,591     $ --     $ (3,535)  $ 68,056
   States and political subdivisions.....................    2,491       --          (69)     2,422
                                                          --------     ----     --------   --------
                                                          $ 74,082     $ --     $ (3,604)  $ 70,478
                                                          ========     ====     ========   ========
   Weighted average interest rate........................     6.61%
                                                          ========

Held to maturity:
   U.S. Treasury and other Government agency obligations. $826,043     $  1     $(61,629)  $764,415
   States and political subdivisions.....................   49,224      143       (1,700)    47,667
   Other securities......................................   47,422       --       (1,718)    45,704
                                                          --------     ----     --------   --------
                                                          $922,689     $144     $(65,047)  $857,786
                                                          ========     ====     ========   ========
   Weighted average interest rate........................     6.68%
                                                          ========

   At December 31, 2001 and 2000, the Corporation recorded unrealized gains on securities available for sale as net increases to accumulated other comprehensive income (loss) totaling $7,619,000 and $5,798,000, respectively, net of deferred taxes of $2,721,000 and $2,148,000, respectively. At June 30, 2000, the Corporation recorded unrealized losses on securities available for sale as a decrease to accumulated other comprehensive income (loss) totaling $3,604,000, net of deferred tax benefits of $1,345,000.

   The amortized cost and fair value of investment securities by contractual maturity at December 31, 2001, are shown below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Available for Sale
                                                 ---------------------
                                                 Amortized    Fair
                                                   Cost       Value
                                                 ---------- ----------
          Due in one year or less............... $      950 $      956
          Due after one year through five years.    201,581    209,927
          Due after five years through ten years    682,158    678,723
          Due after ten years...................    258,037    260,739
                                                 ---------- ----------
                                                 $1,142,726 $1,150,345
                                                 ========== ==========

   Activity from the sales of investment securities available for sale for the respective periods is summarized as follows:

                                                 Gross    Gross      Net
                                                Realized Realized    Gain
                                       Proceeds  Gains    Losses    (Loss)
                                       -------- -------- --------  --------
    Year Ended December 31, 2001...... $977,146 $20,954  $ (6,227) $ 14,727
    Six Months Ended December 31, 2000  269,007   2,466   (14,210)  (11,744)
    Fiscal Year Ended June 30:
       2000...........................       --      --        --        --
       1999...........................   30,153     491        --       491

   At December 31, 2001 and 2000, and June 30, 2000, investment securities totaling $58,606,000, $132,033,000 and $90,567,000, respectively, were pledged primarily to secure public funds, interest rate swap agreements and securities sold under agreements to repurchase.

Note 3.  Mortgage-Backed Securities

   Mortgage-backed securities are summarized as follows:

                                                           Gross      Gross
                                             Amortized   Unrealized Unrealized   Fair
December 31, 2001                              Cost        Gains      Losses     Value
-----------------                            ----------  ---------- ---------- ----------
Available for sale:
   Federal Home Loan Mortgage Corporation... $   53,660   $ 1,274    $    (7)  $   54,927
   Government National Mortgage Association.    260,358     4,528       (120)     264,766
   Federal National Mortgage Association....    101,646     1,999       (270)     103,375
   Collateralized Mortgage Obligations......  1,382,117    21,773     (5,292)   1,398,598
   Other....................................      7,970        95         (3)       8,062
                                             ----------   -------    -------   ----------
                                             $1,805,751   $29,669    $(5,692)  $1,829,728
                                             ==========   =======    =======   ==========
   Weighted average interest rate...........       6.42%
                                             ==========

                                                           Gross      Gross
                                             Amortized   Unrealized Unrealized   Fair
December 31, 2000                              Cost        Gains      Losses     Value
-----------------                            ----------  ---------- ---------- ----------
Available for sale:
   Federal Home Loan Mortgage Corporation... $   75,454   $   557    $  (582)  $   75,429
   Government National Mortgage Association.    322,658     1,996     (2,108)     322,546
   Federal National Mortgage Association....     64,298       897       (376)      64,819
   Collateralized Mortgage Obligations......  1,014,809    15,209       (329)   1,029,689
   Other....................................     22,086        10        (69)      22,027
                                             ----------   -------    -------   ----------
                                             $1,499,305   $18,669    $(3,464)  $1,514,510
                                             ==========   =======    =======   ==========
   Weighted average interest rate...........       6.79%
                                             ==========

   On July 1, 2000, pursuant to the provisions of SFAS No. 133, mortgage-backed securities with an amortized cost of $857,776,000 and a fair value of $835,052,000 were transferred from securities held to maturity to securities available for sale (fair value of $767,542,000) and trading securities (fair value of $67,510,000) . See Note 22 "Cumulative Effect of Changes in Accounting Principles" for additional information. All of the trading securities transferred at July 1, 2000, were sold during the three months ended September 30, 2000. At December 31, 2001 and 2000, the Corporation did not have any mortgage-backed securities classified as held to maturity or trading in its portfolio.

                                                          Gross      Gross
                                              Amortized Unrealized Unrealized  Fair
June 30, 2000                                   Cost      Gains      Losses    Value
-------------                                 --------- ---------- ---------- --------
Available for sale:
   Federal Home Loan Mortgage Corporation.... $ 77,912    $   57    $ (4,644) $ 73,325
   Government National Mortgage Association..   34,290        --        (941)   33,349
   Federal National Mortgage Association.....  241,956        53     (16,153)  225,856
   Collateralized Mortgage Obligations.......   28,006        --      (2,173)   25,833
   Other.....................................    4,491        28        (126)    4,393
                                              --------    ------    --------  --------
                                              $386,655    $  138    $(24,037) $362,756
                                              ========    ======    ========  ========
   Weighted average interest rate............     6.20%
                                              ========
Held to maturity:
   Federal Home Loan Mortgage Corporation.... $201,191    $  767    $ (7,953) $194,005
   Government National Mortgage Association..  343,623        97      (8,289)  335,431
   Federal National Mortgage Association.....   73,116       654      (2,146)   71,624
   Collateralized Mortgage Obligations.......  231,183        19      (4,975)  226,227
   Privately Issued Mortgage Pool Securities.    8,269       524        (985)    7,808
                                              --------    ------    --------  --------
                                              $857,382    $2,061    $(24,348) $835,095
                                              ========    ======    ========  ========
   Weighted average interest rate............     6.58%
                                              ========

   Mortgage-backed securities held to maturity at June 30, 2000, are classified by type of interest payment and contractual maturity term as follows:

                                           Amortized            Weighted
                                             Cost    Fair Value   Rate
                                           --------- ---------- --------
       Adjustable rate.................... $309,855   $304,130    6.74%
       Fixed rate, 5-year term............   12,072     11,998    6.50
       Fixed rate, 7-year term............    3,008      2,985    5.50
       Fixed rate, 15-year term...........  203,140    193,156    6.11
       Fixed rate, 30-year term...........   98,124     96,599    7.42
                                           --------   --------    ----
                                            626,199    608,868    6.63
       Collateralized mortgage obligations  231,183    226,227    6.46
                                           --------   --------    ----
                                           $857,382   $835,095    6.58%
                                           ========   ========    ====

   At December 31, 2001 and 2000, the Corporation recorded unrealized gains on securities available for sale as net increases to accumulated other comprehensive income (loss) totaling $23,977,000 and $15,205,000, respectively, net of deferred income taxes of $6,474,000 and $5,654,000. At June 30, 2000, the Corporation recorded unrealized losses on securities available for sale as a decrease to accumulated other comprehensive income (loss) totaling $23,899,000, net of deferred income tax benefits of $8,907,000.

   Activity from the sales of mortgage-backed securities available for sale for the respective periods is summarized as follows:

                                                 Gross    Gross
                                                Realized Realized  Net Gain
                                       Proceeds  Gains    Losses    (Loss)
                                       -------- -------- --------  --------
    Year Ended December 31, 2001...... $102,131  $3,571  $     --  $  3,571
    Six Months Ended December 31, 2000  463,257     876   (19,102)  (18,226)
    Fiscal Year Ended June 30:
       2000...........................       --      --        --        --
       1999...........................  209,789   3,885        --     3,885

   At December 31, 2001 and 2000, and June 30, 2000, mortgage-backed securities totaling $909,987,000, $296,749,000 and $542,947,000, respectively, were pledged as collateral primarily for collateralized mortgage obligations, public funds, advances from the Federal Home Loan Bank, securities sold under agreements to repurchase and interest rate swap agreements.

Note 4.   Loans Held for Sale

   Loans held for sale at December 31, 2001 and 2000, and June 30, 2000, totaled $470,647,000, $242,200,000 and $183,356,000, respectively, with weighted average rates of 6.30%, 8.57% and 8.15%. Loans held for sale are secured by single-family residential properties totaling $470,527,000 at December 31, 2001, with a weighted average rate of 6.30%, consisting of fixed and adjustable rate mortgage loans totaling $345,319,000 and $125,208,000, respectively. Leases included with loans held for sale totaled $120,000 at December 31, 2001.

   Loans held for sale were secured by single-family residential properties totaling $189,489,000 at December 31, 2000, with a weighted average rate of 7.70%, consisting of fixed and adjustable rate mortgage loans totaling $148,916,000 and $40,573,000, respectively. Leases included with loans held for sale totaled $52,711,000 at December 31, 2000, and consisted of fixed rate leases with a weighted average rate of 11.72%. Loans held for sale were secured by single-family residential properties totaling $182,977,000 at June 30, 2000, with a weighted average rate of 8.15%, consisting of fixed and adjustable rate mortgage loans totaling $175,716,000 and $7,261,000, respectively. Leases included with loans held for sale at June 30, 2000, totaled $379,000.

Note 5.  Loans Receivable

   Loans receivable are summarized as follows:

                                          December 31,
                                     ----------------------   June 30,
                                        2001        2000        2000
                                     ----------  ----------  -----------
      Conventional mortgage loans... $4,370,697  $5,138,977  $ 6,806,222
      FHA and VA loans..............    231,899     304,535      500,363
      Commercial real estate loans..  1,324,748   1,138,038      985,008
      Construction loans............    783,451     717,594      570,803
      Consumer and other loans......  1,519,755   1,612,369    1,588,056
                                     ----------  ----------  -----------
                                      8,230,550   8,911,513   10,450,452
      Unamortized premiums, net.....      9,088         160          743
      Unearned income...............         --          --      (16,714)
      Deferred loan costs, net......      5,073      18,704       24,665
      Loans-in-process..............   (209,574)   (196,940)    (164,313)
      Allowance for loan losses.....   (102,359)    (82,263)     (70,497)
                                     ----------  ----------  -----------
                                     $7,932,778  $8,651,174  $10,224,336
                                     ==========  ==========  ===========
      Weighted average interest rate       7.43%       8.21%        7.87%
                                     ==========  ==========  ===========

   Real estate loans at the periods indicated were secured by properties located primarily in the following states:

                                                                                    December 31,
                                                                                    -----------  June 30,
                                                                                    2001    2000   2000
                                                                                    ----    ---- --------
Residential real estate (includes conventional, FHA and VA loans and loans held for sale):
   Colorado........................................................................  16%     17%    17%
   Nebraska........................................................................  12      11     13
   Kansas..........................................................................  10       9     11
   Other 47 states.................................................................  62      63     59
                                                                                    ---     ---    ---
                                                                                    100%    100%   100%
                                                                                    ===     ===    ===
Commercial real estate:
   Colorado........................................................................  24%     23%    26%
   Iowa............................................................................  15      17     16
   Kansas..........................................................................   9       9     11
   Other states (29, 24 and 24 states, respectively)...............................  52      51     47
                                                                                    ---     ---    ---
                                                                                    100%    100%   100%
                                                                                    ===     ===    ===

   Nonperforming loans at December 31, 2001 and 2000, and June 30, 2000, aggregated $93,847,000, $95,871,000 and $65,012,000, respectively. Of the nonperforming loans at December 31, 2001, approximately 18% were secured by properties located in Kansas, 11% in Nevada, 10% in Iowa, and the remaining 61% in 38 other states. Of the nonperforming loans at December 31, 2000, approximately 25% were secured by properties located in Nevada, 17% in Kansas, and 13% in Iowa and the remaining 55% in 39 other states. Of the nonperforming loans at June 30, 2000, approximately 20% were secured by properties located in Iowa, 8% in Kansas, 7% each in Florida and Maryland and the remaining 58% in 46 other states.

   Also included in loans at December 31, 2001 and 2000, and June 30, 2000 and 1999, were loans with carrying values of $3,141,000, $4,285,000, $5,431,000 and
$9,729,000, respectively, the terms of which have been modified in troubled debt restructurings. During the year ended December 31, 2001, the six months ended December 31, 2000, and fiscal years ended June 30, 2000 and 1999, the Corporation recognized interest income on these loans aggregating $236,000, $176,000, $430,000 and $470,000, respectively. Under their original terms the Corporation would have recognized interest income of $268,000, $194,000, $494,000 and $526,000, respectively. At December 31, 2001, the Corporation had no material commitments to lend additional funds to borrowers whose loans were subject to troubled debt restructurings. Impaired loans, a portion of which are included in the balances for troubled debt restructurings at December 31, 2001 and 2000, and June 30, 2000, and the resulting interest income as originally contracted and as recognized, was not material for either the year ended December 31, 2001, the six months ended December 31, 2000, or fiscal years 2000 and 1999.

   At December 31, 2001 and 2000, and June 30, 2000, the Corporation pledged real estate loans totaling $3,733,629,000, $3183,309,000 and $4,864,455,000, respectively, as coll,ateral for Federal Home Loan Bank advances and other borrowings.

Note 6.  Real Estate

   Real estate is summarized as follows:

                                                                                December 31,
                                                                               --------------- June 30,
                                                                                2001    2000     2000
                                                                               ------- ------- --------
Real estate owned and in judgment............................................. $45,194 $25,539 $21,250
Real estate held for investment, which includes equity in unconsolidated joint ventures and investments in real estate partnerships, net...................  12,282  12,792  17,879
                                                                               ------- ------- -------
                                                                               $57,476 $38,331 $39,129
                                                                               ======= ======= =======

   At December 31, 2001, real estate is comprised primarily of residential real estate (63%) and commercial real estate (37%). At December 31, 2000, and June 30, 2000, real estate was comprised primarily of commercial real estate (59% and 57%, respectively) with the difference in residential real estate. Real estate at December 31, 2001, was located primarily in Nevada (38%) and Nebraska (22%) with the remaining 40% in 33 other states and the District of Columbia. At December 31, 2000, real estate was located primarily in Nebraska (32%) and Kansas (19%) with the remaining 49% in 34 other states and at June 30, 2000, real estate was located primarily in Nebraska (24%) and Missouri (22%) with the remaining 54% in 36 other states.

Note 7.  Allowance for Losses on Loans

   An analysis of the allowance for losses on loans is summarized as follows:

       Balance, June 30, 1998.................................. $ 64,757
       Provision charged to operations.........................   12,400
       Charges.................................................  (15,760)
       Recoveries..............................................    3,674
       Allowances acquired in acquisitions.....................   17,307
       Change in estimate of allowance for bulk purchased loans   (1,959)
                                                                --------
       Balance, June 30, 1999..................................   80,419
       Provision charged to operations.........................   13,760
       Charges.................................................  (24,162)
       Recoveries..............................................    5,833
       Change in estimate of allowance for bulk purchased loans   (5,294)
                                                                --------
       Balance, June 30, 2000..................................   70,556
       Provision charged (credited) to operations..............   27,854
       Charges.................................................  (16,908)
       Recoveries..............................................    2,548
       Change in estimate of allowance for bulk purchased loans      (87)
       Charge-offs to allowance for bulk purchased loans.......      (28)
       Reduction to allowance on sale of securitized loans.....     (496)
                                                                --------
       Balance, December 31, 2000..............................   83,439
       Provision charged to operations.........................   38,945
       Charges.................................................  (25,074)
       Recoveries..............................................    5,318
       Change in estimate of allowance for bulk purchased loans     (172)
       Reduction to allowance on sale of securitized loans.....       (5)
                                                                --------
       Balance, December 31, 2001.............................. $102,451
                                                                ========

--------
   Activity and balances for allowance for losses established on loans held for sale are included above.

Note 8.  Mortgage Banking Activities

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

   During 2001, the Corporation securitized and sold mortgage loans totaling $2,260,050,000 for a pre-tax gain of $4,784,000. During 2000, the Corporation securitized and sold $2,241,503,000 in mortgage loans and recognized a pre-tax loss of $18,023,000. As part of these sales transactions, the Corporation retains servicing responsibilities and received annual servicing fees ranging from .25% to .53% of the outstanding balances of the loans. The average service fee collected by the Corporation was .35% for the year ended December 31, 2001, and .36 % for the six months ended December 31, 2000. In addition, the Corporation retains the rights of cash flows remaining, after investors in the securitization trust have received their contractual payments, which are referred to as "interest only strips." These retained interests are subordinate to investors' interests. The investors and securitization trusts have no recourse to the Corporation's other assets for failure of debtors to pay when due.

   The gain or loss recognized on the sale of mortgage loans is determined by allocating the carrying amount between the loans sold and the interest only strips based on their relative fair values at the date of the transfer.

Fair values are based on quoted market prices, if available. However, quotes are generally not available for interest only strips, so the Corporation generally estimates fair value based on the present value of future expected cash flows using management's best estimates of the key assumptions - prepayment speeds, credit losses, weighted-average lives and discount rates commensurate with the risks involved.

   The following are the key assumptions used in measuring the fair values of mortgage servicing rights and interest only strips for the sales of mortgage loans for the periods indicated:

                                    Mortgage Servicing Rights   Interest Only Strips
                                    ------------------------- -------------------------
                                    Conventional Governmental Conventional Governmental
                                    ------------ ------------ ------------ ------------
YEAR ENDED DECEMBER 31, 2001:
Prepayment speed...................  7.3%--63.2%  7.1%--48.9%  7.6%--51.7% 8.5%--38.2%
Weighted average prepayment speed..        15.1%        13.3%        14.6%       14.8%
Discount rate......................  9.5%--13.4% 11.8%--14.5% 11.2%--19.5%       13.5%
Weighted average life (in years)...          n/a          n/a    1.8--11.2   2.4--10.8
Expected credit losses.............          n/a          n/a         none        none

SIX MONTHS ENDED DECEMBER 31, 2000:
Prepayment speed...................  4.1%--62.3%  5.3%--63.3%  4.9%--48.5% 6.1%--43.9%
Weighted average prepayment speed..        12.4%        12.0%         9.5%       10.4%
Discount rate...................... 10.0%--12.0% 12.0%--12.9% 11.5%--15.0%       15.0%
Weighted average life (in years)...          n/a          n/a     4.3--8.3   6.4--10.4
Expected credit losses.............          n/a          n/a         none        none

   Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding advance payments by borrowers for taxes and insurance, making inspections as required of the mortgage premises, collecting amounts due from delinquent mortgagors, supervising foreclosures in the event of unremedied defaults and generally administering the loans for the investors to whom they have been sold. The amount of loans serviced for others at December 31, 2001 and 2000, and June 30, 2000 and 1999, was $9,488,621,000,
$9,100,938,000, $7,271,014,000, and $7,448,814,000, respectively. Custodial escrow balances maintained in connection with loan servicing totaled approximately $100,181,000, $102,797,000, $118,390,000 and $120,246,000 at
December 31, 2001 and 2000, and June 30, 2000, and 1999.

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

   Mortgage servicing rights are included in the Consolidated Statement of Financial Condition under the caption "other assets." The activity of mortgage servicing rights is summarized as follows:

                                                                           Six Months
                                                              Year Ended     Ended     Year Ended June 30,
                                                             December 31, December 31, ------------------
                                                                 2000         2000       2000      1999
                                                             ------------ ------------ -------   --------
Beginning balance...........................................   $111,110     $ 86,371   $84,752   $ 67,836
Mortgage servicing rights retained through loan sales.......     40,994        9,938    10,402     28,661
Mortgage servicing rights retained on securitized loans sold         --       18,551        --         --
Amortization expense........................................    (17,092)      (4,558)   (8,703)   (12,021)
Other items, net (principally hedge activity)...............      1,263        1,391       (80)       276
                                                               --------     --------   -------   --------
                                                                136,275      111,693    86,371     84,752
Valuation adjustments.......................................    (19,058)        (583)       --         --
                                                               --------     --------   -------   --------
Ending balance..............................................   $117,217     $111,110   $86,371   $ 84,752
                                                               ========     ========   =======   ========

   The activity of the valuation allowances on mortgage servicing rights is summarized as follows:

                                                Six Months
                                   Year Ended     Ended     Year Ended June 30,
                                  December 31, December 31, -------------------
                                      2001         2000       2000       1999
                                  ------------ ------------ ----       ----
  Beginning balance..............   $   583        $ --     $--        $--
  Additions charged to operations    19,058         583      --         --
                                    -------        ----     ---        ---
  Ending balance.................   $19,641        $583     $--        $--
                                    =======        ====     ===        ===

   At December 31, 2001 and 2000, and June 30, 2000 and 1999, the fair value of the Corporation's mortgage servicing rights totaled approximately $120,193,000, $133,454,000, $134,057,000 and $106,906,000, respectively.

   The key assumptions used in measuring the fair values and the sensitivity of the fair values of mortgage servicing rights were as follows at December 31:

                                                             2001                       2000
                                                  -------------------------- ---------------------------
                                                  Conventional Governmental  Conventional  Governmental
                                                  ------------ ------------- ------------- -------------
Fair value....................................... $     63,006 $      57,187 $      65,724 $      67,730
Prepayment speed.................................  7.1%--63.2%     0%--59.3%   5.3%--71.0%     0%--63.3%
Weighted average prepayment speed................        16.1%         16.4%         12.3%         12.7%
    Impact on fair value of 10% adverse change... $      3,243 $       2,831 $       3,207 $       3,490
    Impact on fair value of 20% adverse change... $      6,199 $       5,452 $       5,884 $       6,071
Discount rate....................................  9.6%--13.2%  11.4%--11.9%  10.1%--12.0%  12.2%--13.5%
    Impact on fair value of 10% adverse change... $      1,878 $       2,041 $       2,240 $       2,247
    Impact on fair value of 20% adverse change... $      3,641 $       3,952 $       4,346 $       4,366

   The key assumptions used in measuring the fair values (which are the same as the carrying values) and the sensitivity of the fair values of interest only strips were as follows at December 31:

                                                            2001                      2000
                                                  ------------------------- -------------------------
                                                  Conventional Governmental Conventional Governmental
                                                  ------------ ------------ ------------ ------------
Fair value....................................... $      6,557 $      1,728 $     4,161  $      1,734
Prepayment speed.................................  7.6%--62.1%  8.5%--53.2%  6.7--48.5%   6.5%--43.9%
Weighted average prepayment speed................        15.2%        16.7%       10.1%         13.0%
    Impact on fair value of 10% adverse change... $        321 $         91 $       516  $        184
    Impact on fair value of 20% adverse change... $        616 $        173 $       617  $        223
Discount rate....................................        11.4%        13.5%       11.5%         15.0%
    Impact on fair value of 10% adverse change... $        220 $         64 $       506  $        173
    Impact on fair value of 20% adverse change... $        425 $        123 $       602  $        204
Weighted average life (in years).................     2.9--6.3     3.3--6.6    4.3--9.6      4.2--7.8
Expected credit losses...........................         none         none        none          none

   These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the tables, the effect of a variation in a particular assumption on the fair value of the mortgage servicing rights or interest only strips is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses) which might magnify or counteract the sensitivities. Further, these sensitivities show only the change in the asset balances and do not show any expected changes in the fair value of instruments used to manage the prepayment risks associated with these assets, as discussed in Note 14, "Derivative Financial Instruments," or what actions management may take to offset any adverse valuation adjustments.

   A summary of certain cash flows received from and paid to securitization trusts is as follows:

                                                                      Six Months
                                                         Year Ended     Ended
                                                        December 31, December 31,
                                                            2001         2000
                                                        ------------ ------------
Proceeds from new securitizations......................  $2,285,590   $2,225,743
Servicing fees received, including interest only strips      34,330       14,187
Purchases of delinquent or foreclosed assets...........     438,956       70,001
Servicing advances.....................................     512,683      283,237
Repayments of servicing advances.......................     512,045      281,593

   The following presents quantitative information about delinquencies, net credit losses, and components of the Corporation's managed mortgage loan portfolio at December 31:

                                                              2001        2000
                                                           ----------- -----------
Mortgage loans held in portfolio.......................... $ 4,602,596 $ 5,443,512
Mortgage loans serviced for others........................   9,488,621   9,100,938
Mortgage loans held for sale..............................     470,527     189,489
                                                           ----------- -----------
   Total managed mortgage loans........................... $14,561,744 $14,733,939
                                                           =========== ===========
Principal amount of managed loans 90 days or more past due $   192,446 $   194,600
                                                           =========== ===========

   At December 31, 2001 and 2000, and June 30, 2000 and 1999, there were no commitments to purchase mortgage loan servicing rights or to sell any bulk packages of mortgage servicing rights.

Note 9.  Premises and Equipment

   Premises and equipment are summarized as follows:

                                          December 31,
                                        ----------------- June 30,
                                          2001     2000     2000
                                        -------- -------- --------
Land................................... $ 39,092 $ 38,433 $ 41,231
Buildings and improvements.............  109,658  118,815  123,276
Leasehold improvements.................    5,180    5,889    7,066
Furniture, fixtures and equipment......  117,821  115,659  131,636
                                        -------- -------- --------
                                         271,751  278,796  303,209
Less accumulated depreciation and
  amortization.........................  113,060  111,586  121,517
                                        -------- -------- --------
                                        $158,691 $167,210 $181,692
                                        ======== ======== ========

   Depreciation and amortization of premises and equipment, included in occupancy and equipment expenses, totaled $18,841,000, $9,968,000, $20,414,000, and $18,172,000 for the year ended December 31, 2001, the six months ended December 31, 2000, and for fiscal years 2000 and 1999, respectively. Rent expense totaled $6,554,000, $3,075,000, $6,335,000, and $4,489,000 for the year ended December 31, 2001, the six months ended December 31, 2000, and for fiscal years 2000 and 1999. The Bank has operating lease commitments on certain premises and equipment. Annual minimum operating lease commitments as of December 31, 2001, are as follows: 2002--$5,109,000; 2003--$4,560,000;
2004--$3,366,000; 2005--$2,321,000; 2006--$1,658,000; 2007 and
thereafter--$10,415,000.

Note 10.  Intangible Assets

   An analysis of intangible assets is summarized as follows:

                                                  Core Value
                                                  of Deposits Goodwill   Total
                                                  ----------- --------  --------
Balance, June 30, 1998...........................   $34,824   $ 42,362  $ 77,186
Additions relating to acquisitions...............    35,265    155,928   191,193
Amortization expense.............................    (8,984)    (6,718)  (15,702)
                                                    -------   --------  --------
Balance, June 30, 1999...........................    61,105    191,572   252,677
Final purchase accounting adjustments relating to
  acquisitions...................................    (9,702)     6,830    (2,872)
Amortization expense.............................    (8,563)    (8,673)  (17,236)
Write-offs due to branch sales and closings......      (352)    (1,367)   (1,719)
                                                    -------   --------  --------
Balance, June 30, 2000...........................    42,488    188,362   230,850
Amortization expense.............................    (3,903)    (4,250)   (8,153)
Write-offs due to branch sales and closings......    (2,376)   (12,894)  (15,270)
                                                    -------   --------  --------
Balance, December 31, 2000.......................    36,209    171,218   207,427
Amortization expense.............................    (7,211)    (8,134)  (15,345)
Write-offs due to branch divestitures............      (265)      (367)     (632)
                                                    -------   --------  --------
Balance, December 31, 2001.......................   $28,733   $162,717  $191,450
                                                    =======   ========  ========

   No impairment adjustment was necessary to intangible assets for the year ended December 31, 2001, the six months ended December 31, 2000, or for fiscal years 2000 or 1999.

Note 11.  Deposits

   Deposits are summarized as follows:

                                        December 31 , 2001 December 31 , 2000   June 30, 2000
                                        -----------------  -----------------  ----------------
    Description and interest rates        Amount      %      Amount      %      Amount     %
    ------------------------------      ----------  -----  ----------  -----  ---------- -----
Passbook accounts (average of 4.73%,
  5.34% and 4.48%)..................... $1,939,596   30.3% $1,861,074   24.2% $1,575,380  21.5%
NOW accounts (average of .37%, .61% and
  .71%)................................  1,198,646   18.7   1,065,970   13.8   1,028,640  14.0
Market rate savings (average of 2.77%,
  3.82% and 4.01%).....................    304,620    4.8     382,344    5.0     531,317   7.3
                                        ----------  -----  ----------  -----  ---------- -----
Total savings (no stated maturities)...  3,442,862   53.8   3,309,388   43.0   3,135,337  42.8
                                        ----------  -----  ----------  -----  ---------- -----
Certificates of deposits:
  Less than 2.00%......................     45,207     .7       1,968     --          --    --
   2.00%--2.99%........................    562,840    8.8          78     --       7,685    .1
   3.00%--3.99%........................    537,808    8.4       6,119     .1       6,740    .1
   4.00%--4.99%........................    825,086   12.9     583,156    7.6     771,419  10.5
   5.00%--5.99%........................    611,563    9.6   1,251,274   16.3   2,007,819  27.4
   6.00%--6.99%........................    257,613    4.0   2,313,213   30.0   1,328,741  18.1
   7.00%--7.99%........................    112,885    1.8     227,833    3.0      70,974   1.0
   8.00% and over......................        658     --       1,457     --       1,785    --
                                        ----------  -----  ----------  -----  ---------- -----
Total certificates of deposit (fixed
  maturities; average of 5.51%, 5.88%
  and 5.31%)...........................  2,953,660   46.2   4,385,098   57.0   4,195,163  57.2
                                        ----------  -----  ----------  -----  ---------- -----
                                        $6,396,522  100.0% $7,694,486  100.0% $7,330,500 100.0%
                                        ==========  =====  ==========  =====  ========== =====

   Interest expense on deposit accounts is summarized as follows:

                                                      Six Months
                                         Year Ended     Ended     Year Ended June 30,
                                        December 31, December 31, -------------------
                                            2001         2000       2000      1999
                                        ------------ ------------ --------  --------
Passbook accounts......................   $ 64,399     $ 45,823   $ 59,215  $ 41,616
NOW accounts...........................      4,180        3,162      7,423    12,223
Market rate savings....................      9,298        8,616     31,077    26,993
Certificates of deposit................    232,490      126,978    227,959   242,026
                                          --------     --------   --------  --------
                                          $310,367     $184,579   $325,674  $322,858
                                          ========     ========   ========  ========

   At December 31, 2001, scheduled maturities of certificates of deposit are as follows:

                                                  Year Ending December 31,
                              -----------------------------------------------------------------
            Rate                 2002      2003    2004    2005    2006   Thereafter   Total
            ----              ---------- -------- ------- ------- ------- ---------- ----------
   Less than 2.00%........... $   45,201 $     -- $     6 $    -- $    --   $   --   $   45,207
   2.00%--2.99%..............    442,149  119,573   1,116      --       2       --      562,840
   3.00%--3.99%..............    431,391   82,930  22,836     606      45       --      537,808
   4.00%--4.99%..............    555,071  178,215  41,445  15,284  32,206    2,865      825,086
   5.00%--5.99%..............    567,382   38,646   1,719   1,278   1,309    1,229      611,563
   6.00%--6.99%..............    252,492    2,791     954   1,256      72       48      257,613
   7.00%--7.99%..............    111,772      233     272     558      37       13      112,885
   8.00% and over............         58       39      16       8      78      459          658
                              ---------- -------- ------- ------- -------   ------   ----------
                              $2,405,516 $422,427 $68,364 $18,990 $33,749   $4,614   $2,953,660
                              ========== ======== ======= ======= =======   ======   ==========

   Certificates of deposit in amounts of $100,000 or more totaled $484,120,000, $916,526,000 and $693,420,000, respectively, at December 31, 2001 and 2000, and
June, 30, 2000. The total amount of brokered certificates of deposit were $52,967,000, $322,149,000 and $82,366,000, respectively, at December 31, 2001 and 2000, and June 30, 2000.

   At December 31, 2001 and 2000, and June 30, 2000, deposits of certain state and municipal agencies and other various non-retail entities were collateralized by mortgage-backed securities with carrying values of $120,223,000, $187,965,000 and $302,984,000 and investment securities with carrying values of $8,252,000, $48,245,000 and $82,039,000, respectively. In compliance with regulatory requirements, at December 31, 2001 and 2000, and June 30, 2000, the Corporation maintained $21,177,000, $23,851,000 and $74,285,000, respectively, in cash on hand and deposits at the Federal Reserve Bank. The funds at the Federal Reserve Bank were held in noninterest earning reserves against certain transaction checking accounts and nonpersonal certificates of deposit.

Note 12.  Advances from the Federal Home Loan Bank

   The Corporation was indebted to the Federal Home Loan Bank as follows:

                                             December 31, 2001
                                     ---------------------------------
                                       Interest      Weighted
                                         Rate        Average
                                         Range         Rate     Amount
                                     ------------    -------- ----------
        Scheduled Maturities Due:
           Within 1 year............ 1.78% -   7.20%   3.68%  $2,417,675
           Over 1 year to 2 years... 2.06  -   7.69    6.92      204,050
           Over 2 years to 3 years.. 1.85  -   6.55    6.39      300,050
           Over 3 years to 4 years.. 6.55  -   6.55    6.55           50
           Over 4 years to 5 years.. 2.42  -   6.55    2.42      100,050
           Over 5 years............. 4.30  -   7.29    5.76    1,906,200
                                     ----      ----    ----   ----------
                                     1.78% -   7.69%   4.76%   4,928,075
                                     ====      ====    ====
        Fair value of embedded calls                              10,981
                                                              ----------
                                                              $4,939,056
                                                              ==========

                                    December 31, 2000                     June 30, 2000
                            ---------------------------------   ---------------------------------
                              Interest      Weighted              Interest      Weighted
                                Rate        Average                 Rate        Average
                                Range         Rate     Amount       Range         Rate     Amount
                            ------------    -------- ---------- ------------    -------- ----------
Scheduled Maturities Due:
   Within 1 year........... 5.82% -   9.90%   7.31%  $  735,840 5.82% -   8.31%   6.87%  $1,772,592
   Over 1 year to 2 years.. 6.22  -   9.95    8.85      319,625 6.22  -   7.04    6.80      152,640
   Over 2 years to 3 years. 6.54  -   7.69    7.19      204,000 6.54  -   7.69    7.20      317,825
   Over 3 years to 4 years. 6.39  -   6.77    6.52      300,000   --        --      --           --
   Over 4 years to 5 years.   --        --      --           -- 6.23  -   6.72    6.40      300,000
   Over 5 years............ 4.30  -   7.33    5.59    2,006,000 4.18  -   7.29    5.20    2,506,525
                            ----      ----    ----   ---------- ----      ----    ----   ----------
                            4.30% -   9.95%   6.41%  $3,565,465 4.18% -   8.31%   5.98%  $5,049,582
                            ====      ====    ====   ========== ====      ====    ====   ==========

   Fixed-rate advances totaling $1,706,000,000 at December 31, 2001, are convertible into adjustable-rate advances at the option of the Federal Home Loan Bank. At December 31, 2001, these convertible advances had call dates ranging from January 2002 to March 2003. All of these advances have scheduled maturities due over five years. At December 31, 2000, and June 30, 2000, convertible advances totaled $1,706,000,000 and $2,346,000,000, respectively.

   At December 31, 2001 and 2000, and June 30, 2000, outstanding advances were collateralized by real estate loans totaling $3,733,629,000, $3,813,309,000 and $5,864,455,000, respectively, and mortgage-backed securities totaling $516,454,000, $98,191,000 and $197,137,000. The Corporation is also required to hold shares of Federal Home Loan Bank stock in an amount at least equal to the greater of 1.0% of certain of its residential mortgage loans or 5.0% of its outstanding advances. The Corporation was in compliance with this requirement at December 31, 2001 and 2000, and June 30, 2000, holding Federal Home Loan Bank stock totaling $253,946,000, $251,537,000 and $255,756,000, respectively.
At December 31, 2001 and 2000, and June 30, 2000, there were no commitments for advances from the Federal Home Loan Bank.

Note 13.  Other Borrowings

   Other borrowings consist of the following:

                                                                         December 31,
                                                                       ----------------- June 30,
                                                                         2001     2000     2000
                                                                       -------- -------- --------
 Federal funds, interest 1.72%, due January 2, 2002................... $130,000 $     -- $     --
 Securities sold under agreements to repurchase.......................  201,912    6,905   33,379
 Term note, adjustable interest, due June 30, 2004....................   54,375   63,438   65,250
 Revolving line of credit, adjustable interest, due June 30, 2004.....   10,000   10,000   10,000
 Guaranteed preferred beneficial interests in the Corporation's junior
   subordinated debentures, interest 9.375%, due May 15, 2027.........   45,000   45,000   45,000
 Subordinated extendible notes, interest 7.95%, due December 1, 2006..   21,725   50,000   50,000
 Subordinated notes, adjustable interest, due December 8, 2011........   30,000       --       --
 Subordinated notes, adjustable interest, due December 18, 2031.......   20,000       --       --
 Other borrowings.....................................................    7,201       --    2,397
                                                                       -------- -------- --------
                                                                       $520,213 $175,343 $206,026
                                                                       ======== ======== ========

   At December 31, 2001, securities sold under agreements to repurchase carried a weighted average rate of 4.30% with $1,912,000 maturing overnite, $100,000,000 maturing December 31, 2006, and $100,000,000 maturing March 29,
2011. At December 31, 2001, mortgage backed securities and investment securities with carrying values totaling $224,734,000 and $10,023,000, respectively, and fair values totaling $226,292,000 and $9,802,000, respectively, were pledged as collateral. At December 31, 2000, securities sold under agreements to repurchase matured overnight at an interest rate of 4.91% and were collateralized by an investment security with a carrying value totaling $19,928,000 and a fair value totaling $19,575,000. At June 30, 2000, securities sold under agreements to repurchase had a weighted average rate of 4.99% with $8,379,000 maturing overnight and $25,000,000 maturing in September 2000. Mortgage-backed securities with carrying values totaling $32,035,000 and fair values totaling $30,681,000 were pledged as collateral.

   During July 1999, the Corporation entered into a term and revolving credit agreement totaling $82,500,000. This credit facility is in the form of an unsecured, five-year term note due June 30, 2004. In July 1999, $72,500,000 was drawn down to refinance a term note for $32,500,000 and to pay in full $40,000,000 of one-year purchase notes from an acquisition. At December 31, 2001, this term note had a remaining principal balance of $54,375,000. Terms of the note require quarterly principal payments of $1,812,500 and quarterly interest payable at a monthly adjustable rate priced at 100 basis points below the lender's national base rate, or 3.75% at December 31, 2001. The unsecured revolving line of credit with a balance of $10,000,000 has interest rate terms the same as the term note.

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

   On December 2, 1996, the Corporation issued $50,000,000 of fixed-rate subordinated extendible notes due December 1, 2006 (the "Notes"). Contractual interest on the Notes is paid monthly and was set at 7.95% until December 1, 2001. The interest rate for the Notes was reset at the Corporation's option on December 1, 2001, at 7.95% until December 1, 2004, the next reset date selected by management. This interest rate of 7.95% exceeds 105% of the effective interest rate on comparable maturity U. S. Treasury obligations, as defined in the Indenture. These notes were redeemable by the holders on December 1, 2001. A total of $28,275,000 was redeemed, leaving an outstanding balance of $21,725,000 at December 31, 2001. The Corporation and noteholders may elect to redeem the Notes in whole on December 1, 2004, the next interest reset date, at par plus accrued interest. The Notes are unsecured general obligations of the Corporation. The Indenture, among other provisions, limits the ability of the Corporation to pay cash dividends or to make other capital distributions under certain circumstances.

   On November 28, 2001, the Bank issued and sold $30,000,000 of floating rate subordinated debt securities due December 8, 2011. Interest is payable semi-annually in arrears on June 8 and December 8 of each year commencing on June 8, 2002. The initial interest rate is 6.01% through June 8, 2002, and resets semi-annually on each successive interest payment date equal to the six-month LIBOR plus 3.75%. The interest rate shall not exceed 12.50%. These subordinated debt securities are not redeemable, unless certain events occur, as defined in the Indenture. The subordinated debt securities, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Bank.

   On December 18, 2001, the Bank issued and sold $20,000,000 of floating rate junior subordinated debentures due December 18, 2031. Interest is payable quarterly in arrears on March 18, June 18, September 18 and December 18 of each year commencing on March 18, 2002. The initial interest rate is 5.60% through March 18, 2002, and resets quarterly on each successive interest payment date equal to the three-month LIBOR plus 3.60%. The interest rate shall not exceed 12.50% prior to December 18, 2011. These junior subordinated debentures may be redeemed by the Bank on or after December 18, 2006, and on any subsequent interest reset date through September 18, 2030, and any time after September 30, 2030, with proper notice. The junior subordinated debentures, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Bank.

   The $30,000,000 of subordinated debt securities and the $20,000,000 of junior subordinated debentures are includable as part of supplementary Tier 2 regulatory capital for the Bank. Proceeds from these issuances were utilized by the Bank to make capital distributions to the Corporation. On November 30, 2001, a distribution for $30,000,000 was used to redeem $28,275,000 of the Corporation's 7.95% subordinated extendible notes and to repurchase common stock. On January 10, 2002, a distribution for $20,000,000 was used to repay $7,000,000 of the Corporation's revolving line of credit and to repurchase common stock.

   Other borrowings at December 31, 2001, consist of United States Treasury Tax and Loan borrowings totaling $7,201,000 and bearing an interest rate of 1.38% at December 31, 2001. These borrowings are an open- ended interest bearing note that are callable by the United States Treasury and, at December 31, 2001, are secured by mortgage-backed securities with a book value totaling $27,620,000. At June 30, 2000, other borrowings consisted of notes issued in conjunction with collateralized mortgage obligations, due in varying amounts through 2019, and secured by FNMA and FHLMC mortgage-backed securities with book values totaling $7,331,000. These notes were paid in full in December 2000.

   Contractual principal maturities of other borrowings as of December 31, 2001, for the next five years are as follows: 2002--$146,363,000;
2003--$7,250,000; 2004--$49,875,000; 2005--zero; 2006--$121,725,000; 2007 and thereafter--$195,000,000.

Note 14.  Derivative Financial Instruments

   The Corporation utilizes derivative financial instruments as part of an overall interest rate risk management strategy.

  Interest Rate Swap Agreements

   The Corporation is exposed to interest rate risk relating to the variable cash flows of certain deposit liabilities and FHLB advances attributable to changes in market interest rates. As part of its overall strategy to manage the level of exposure to the risk of interest rates adversely affecting net interest income the Corporation uses interest rate swap agreements that have offsetting characteristics from the hedged deposit liabilities and FHLB advances. These derivatives are designated and qualify as cash flow hedges with the fair value gain or loss reported as a component of accumulated other comprehensive income (loss). The fair value of the interest rate swaps at December 31, 2001 and 2000, totaled approximately $109,913,000 and $37,252,000, respectively, which represents the amount that would need to be paid if the swap agreements were terminated.

   The following summarizes the Corporation's interest rate swap agreements by maturity dates at December 31:

                                     2001                        2000
                          --------------------------  --------------------------
                                      Interest Rate               Interest Rate
                           Notional  ---------------   Notional  ---------------
                            Amount   Paying Receiving   Amount   Paying Receiving
-                         ---------- ------ --------- ---------- ------ ---------
Scheduled Maturities Due:
   2001..................                             $   50,000  6.21%   6.04%
   2002.................. $  100,000  5.98%   1.75%      100,000  5.98    5.86
   2003..................    400,000  5.65    1.83       400,000  5.65    6.84
   2004..................    600,000  6.14    1.82       600,000  6.14    6.16
   2005..................    250,000  6.38    1.75       250,000  6.38    5.93
   Thereafter............  1,270,000  5.74    2.16       150,000  5.42    5.90
                          ----------  ----    ----    ----------  ----    ----
                          $2,620,000  5.89%   1.98%   $1,550,000  5.99%   6.26%
                          ==========  ====    ====    ==========  ====    ====

   The following summarizes the Corporation's interest rate swap agreements by maturity date at June 30, 2000:

                                                   Interest Rate
                                        Notional  ---------------
                                         Amount   Paying Receiving
                                       ---------- ------ ---------
             Scheduled Maturities Due:
                2001.................. $  140,000  6.00%   6.16%
                2002..................    100,000  7.07    6.76
                2003..................    200,000  6.71    6.34
                2004..................    500,000  6.01    6.05
                2005..................    800,000  6.28    6.31
                Thereafter............    800,000  7.07    6.67
                                       ----------  ----    ----
                                       $2,540,000  6.53%   6.39%
                                       ==========  ====    ====

   Under the interest rate swap agreements the Corporation pays fixed rates of interest and receives variable rates of interest. The variable interest rates were based on either the 13-week average yield of the three-month U.S. Treasury bill or the three-month LIBOR average. Net interest settlement was quarterly. Net interest expense on the swap agreements totaled $45,744,000, $415,000, $2,869,000 and $2,849,000, respectively, for the year ended December 31, 2001, the six months ended December 31, 2000, and fiscal years 2000 and 1999.

   The interest rate swap agreements were collateralized by investment securities with carrying values of $40,331,000 at December 31, 2001, by investment securities with carrying values of $63,860,000 at December 31, 2000, and by mortgage-backed securities with carrying values of $8,528,000 at June 30, 2000. Entering into interest rate swap agreements involves the credit risk of dealing with intermediary and primary counterparties and their ability to meet the terms of the respective contracts. The Corporation is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swaps if the Corporation is in a net interest receivable position at the time of potential default by the counterparties. At December 31, 2001 and 2000, and June 30, 2000, the Corporation was in a net interest payable position. The Corporation does not anticipate nonperformance by the counterparties.

   For the six months ended December 31, 2000, the Corporation incurred losses on terminated interest rate swap agreements totaling $8,601,000 since the related hedged FHLB advances and deposit liabilities were not paid. This loss is included in other comprehensive income (loss) and is being reflected in operations as the related interest expense on the designated FHLB advances and deposit liabilities is incurred. The amortization of these losses on these terminated interest rate swap agreements for the year ended December 31, 2001, and the six months ended December 31, 2000, totaled $2,034,000 and $170,000, respectively. At December 31, 2001, the unamortized balance of these losses totaled approximately $6,398,000. In addition, during the six months ended December 31, 2000, the Corporation recorded a net loss of $38,209,000 on the termination of swap agreements due to the repayment of the related hedged FHLB advances.

  Swaption Agreements

   The Corporation has $1,000,000,000 of 10 year fixed-rate FHLB advances with interest rates ranging from 4.30% to 5.40%, maturity dates ranging from February 2009 to July 2009 and call dates ranging from January 2002 to May 2002. The call options expose the Corporation to interest rate risk. The Corporation entered into swaption agreements to hedge the exposure to changes in the fair value of the calls embedded in the FHLB advances, which are recorded as fair value hedges. These agreements represent purchased options to enter into interest rate agreements whereby the Corporation would pay fixed rates of interest and receive variable rates of interest. All terms of the swaption agreements exactly match the terms of these FHLB advances. In the event any of these FHLB advances are called, the Corporation will exercise its corresponding option to enter into a swap agreement paying a fixed rate of interest on the swap equal to the existing fixed rate on the FHLB advance. At December 31, 2001, the fair value on the rights of the swaption agreements was recorded as an asset of $78,220,000.

  Interest Rate Floor Agreements

   The Corporation is also exposed to interest rate risk relating to the potential decrease in the value of mortgage servicing rights due to increased prepayments on mortgage servicing loans resulting from declining interest rates. As part of its overall strategy to manage the level of exposure to the risk of interest rates adversely affecting the value of mortgage servicing rights due to impairment exposure, the Corporation uses interest rate floor agreements to protect the fair value of the mortgage servicing rights. By purchasing floor agreements, the Corporation would be paid cash based on the differential between a short-term rate and the strike rate, applied to the notional principal amount, should the current short-term rate fall below the strike rate level of the agreement. These derivatives are not designated and do not qualify as hedges under SFAS No. 133, and therefore, receive a "no hedging" designation.

   At December 31, 2001 and 2000, the Corporation had interest rate floor agreements with notional amounts totaling $630,000,000 and $505,000,000, respectively, with a fair value gain of $3,071,000 and $1,809,000, respectively, representing the amount that would be received to terminate the floor agreements. The interest rate floor agreements at December 31, 2001, had strike rates ranging from 3.84% to 6.32% and mature between January 2002 and March 2006. At June 30, 2000, the Corporation had interest rate floor agreements with notional amounts totaling $335,000,000.

  Interest Rate Cap Agreements

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

  Commitments

   Mandatory forward sales commitments are used by the Corporation in the management of its loan activities, other than loans held for investment. The objective of these transactions is to reduce interest rate exposure on loan production. Mandatory forward sales commitments obligate both the Corporation and the buyer to trade loans at a specified price at the settlement date.

   Beginning in 2001, the Corporation designated mandatory forward sales commitments to sell residential mortgage loans as hedging the change in fair value of loans held for sale. At December 31, 2001, these commitments totaling $445,000,000 had a fair value gain of $3,060,000. Mandatory forward sales commitments, which were excluded from hedge designation and the assessment of effectiveness, resulted in a net loss of $1,100,000 during the year ended December 31, 2001. This net loss is included in Gain (Loss) on Sales of Loans in the Consolidated Statement of Operations. At December 31, 2000, the Corporation had mandatory forward sales commitments totaling $237,683,000 with a fair value gain of $2,085,000.

   At December 31, 2001 and 2000, the Corporation had conforming loan commitments for loans held for sale totaling $161,203,000 and $85,219,000, respectively, consisting primarily of fixed-rate loans with fair values of $68,000 and $354,000, respectively. These conforming loan commitments do not qualify as hedges under SFAS No. 133 and therefore, receive a "no hedging" designation.

Note 15.  Income Taxes

   The following is a comparative analysis of the federal and state income tax provision (benefit):

                                                   Six Months
                                      Year Ended     Ended     Year Ended June 30,
                                     December 31, December 31, -------------------
                                         2001         2000       2000       1999
                                     ------------ ------------  -------   -------
Current:
   Federal..........................   $ 56,014     $ 11,276   $19,757    $42,937
   State............................      1,221           (2)    1,210      3,230
                                       --------     --------    -------   -------
                                         57,235       11,274    20,967     46,167
                                       --------     --------    -------   -------
Deferred:
   Federal..........................    (13,287)     (33,362)   36,689     16,789
   State............................       (574)       2,397    (2,387)       304
                                       --------     --------    -------   -------
                                        (13,861)     (30,965)   34,302     17,093
                                       --------     --------    -------   -------
Total income tax provision (benefit)   $ 43,374     $(19,691)  $55,269    $63,260
                                       ========     ========    =======   =======

   The following is a reconciliation of the statutory federal income tax rate to the consolidated effective tax rate:

                                                                            Six Months  Year Ended
                                                               Year Ended     Ended      June 30,
                                                              December 31, December 31, ----------
                                                                  2001         2000     2000  1999
                                                              ------------ ------------ ----  ----
Statutory federal income tax rate............................     35.0%       (35.0)%   35.0% 35.0%
Increase in value of Bank owned life insurance...............     (3.5)          --       --    --
Amortization of discounts, premiums and intangible assets....      1.9          2.0      1.7   1.4
Tax exempt interest..........................................     (2.6)        (1.9)    (1.2)  (.8)
Nondeductible exit costs and termination benefits, merger and
  other nonrecurring expenses................................       --          6.3       .2   4.9
Income tax credits...........................................      (.5)         (.7)     (.4)  (.4)
State income taxes, net of federal income taxes..............       .3          2.2      (.5)  1.5
Other items, net.............................................       .1         (1.0)     (.5) (1.0)
                                                                  ----        -----     ----  ----
Effective tax rate...........................................     30.7%       (28.1)%   34.3% 40.6%
                                                                  ====        =====     ====  ====

   The components of deferred tax assets and liabilities are as follows:

                                                 December 31,
                                              ------------------  June 30,
                                                2001      2000      2000
                                              --------  --------  --------
     Deferred tax assets:
        Interest rate swap agreements........ $ 43,969  $ 13,794  $     --
        Allowance for losses on loans and
          real estate not currently
          deductible.........................   39,212    35,095    27,285
        State net operating loss
          carryforwards......................   12,247    10,357     7,678
        Basis differences between tax and
          financial reporting arising from
          acquisitions.......................    8,217     9,214     9,743
        Employee benefits....................    4,408     5,007     3,993
        Other items..........................    8,452    10,403     9,806
                                              --------  --------  --------
                                               116,505    83,870    57,702
     Valuation allowance.....................  (15,845)  (10,911)   (5,074)
                                              --------  --------  --------
                                               100,660    72,959    52,628
                                              --------  --------  --------
     Deferred tax liabilities:
        Mortgage servicing rights............   14,572    17,520     9,327
        Federal Home Loan Bank stock.........   14,838    20,238    21,557
        Real estate investment trust
          deferred income....................   10,380    10,010    35,688
        Core value of acquired deposits......    8,633    10,318    12,041
        Differences between book and tax
          basis of premises and equipment....    7,845     7,967     8,749
        Mark-to-market of securities
          available for sale.................    7,200       940        --
        Deferred loan fees...................    2,595     3,492     4,337
        Other items..........................    5,489     7,574     8,419
                                              --------  --------  --------
                                                71,552    78,059   100,118
                                              --------  --------  --------
     Net deferred tax asset (liability)...... $ 29,108  $ (5,100) $(47,490)
                                              ========  ========  ========

   At December 31, 2001, the Corporation and certain subsidiaries had state net operating loss carryforwards totaling approximately $186,214,000 available for income tax purposes. A valuation allowance was established for these carryforwards which expire through 2021. The valuation allowance is primarily attributable to state deferred tax assets at December 31, 2001. The valuation allowance increased to $15,845,000 at December 31, 2001, compared to $10,911,000 at December 31, 2000, and $5,074,000 at June 30, 2000, primarily due to increases in state net operating loss carryforwards available for income tax purposes.

   A deferred tax liability has not been recognized for the bad debt reserves of the Bank created in the tax years which began prior to December 31, 1987 (the base year). At December 31, 2001, these reserves totaled approximately $105,266,000 with an unrecognized deferred tax liability approximating $38,527,000. This unrecognized deferred tax liability could be recognized in the future, in whole or in part, if there is a change in federal tax law, the Bank fails to meet certain definitional tests and other conditions in the federal tax law, certain distributions are made with respect to the stock of the Bank, or the bad debt reserves are used for any purpose other that absorbing bad debt losses.

Note 16.  Stockholders' Equity and Regulatory Restrictions

   Effective December 18, 1998, the Corporation's Shareholder Rights Plan was amended primarily to extend the expiration date of such rights to December 19, 2008, unless earlier redeemed by the Corporation. In December 1988, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of stock purchase rights. This dividend consisted of one primary right and one secondary right for each outstanding share of common stock payable on December 30, 1988, and for each share of common stock issued by the Corporation at any time after December 30, 1988, and prior to the earlier of the occurrence of certain events or expiration of these rights. These rights are attached to and trade only together with the common stock shares. The provisions of the Shareholder Rights Plan are designed to protect the interests of the stockholders of record in the event of an unsolicited or hostile attempt to acquire the Corporation at a price or on terms that are not fair to all shareholders. Unless rights are exercised, holders have no rights as a stockholder of the Corporation (other than rights resulting from such holder's ownership of common shares), including, without limitation, the right to vote or to receive dividends. At December 31, 2001, no such rights were exercised.

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

   The capital distribution regulations of the OTS permit the Bank to pay capital distributions during a calendar year up to 100.0% of its retained net income for the current calendar year combined with the Bank's retained net income for the preceding two calendar years without requiring an application to be filed with the OTS. Retained net income is net income determined in accordance with generally accepted accounting principles less total capital distributions declared. At December 31, 2001, the Bank's total distributions exceeded its retained net income by $228,154,000 under this regulation thereby requiring the Bank to file an application with the OTS for any proposed capital distributions. Applicable regulations require approval by the OTS of any proposed dividends and, in some cases, could prohibit the payment of dividends.

   In April 1999, the Corporation began repurchasing its outstanding common stock. From April 1999 through December 31, 2000, the Corporation purchased 8,038,900 shares of its common stock at a cost of $149,066,000. On May 7, 2001, a repurchase for 5,000,000 shares was authorized. The Corporation purchased 4,201,500 shares of its common stock under this authorization at a cost of $103,439,000 during 2001. This repurchase was completed on January 28, 2002, with the remaining 798,500 shares costing $19,474,000. During 2001, the Corporation purchased a total of 7,662,600 shares of its common stock at a total cost of $180,877,000.

Note 17.  Regulatory Capital

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

   The following presents the Bank's regulatory capital levels and ratios relative to its minimum capital requirements:

                                                          As of December 31, 2001
                                                      -------------------------------
                                                      Actual Capital  Required Capital
                                                      --------------  ---------------
                                                       Amount  Ratio   Amount   Ratio
                                                      -------- -----  --------  -----
OTS capital adequacy:
   Tangible capital.................................. $706,534  5.58% $190,045   1.50%
   Core capital......................................  709,770  5.60   380,188   3.00
   Risk-based capital................................  850,713 11.38   597,976   8.00
FDICIA regulations to be classified well-capitalized:
   Tier 1 leverage capital...........................  709,770  5.60   633,646   5.00
   Tier 1 risk-based capital.........................  709,770  9.50   448,482   6.00
   Total risk-based capital..........................  850,713 11.38   747,470  10.00

                                                          As of December 31, 2000
                                                      -------------------------------
                                                      Actual Capital  Required Capital
                                                      --------------  ---------------
                                                       Amount  Ratio   Amount   Ratio
                                                      -------- -----  --------  -----
OTS capital adequacy:
   Tangible capital.................................. $800,630  6.51% $184,557   1.50%
   Core capital......................................  805,693  6.55   369,267   3.00
   Risk-based capital................................  879,845 11.84   594,373   8.00
FDICIA regulations to be classified well-capitalized:
   Tier 1 leverage capital...........................  805,693  6.55   615,444   5.00
   Tier 1 risk-based capital.........................  805,693 10.84   445,780   6.00
   Total risk-based capital..........................  879,845 11.84   742,966  10.00

                                                            As of June 30, 2000
                                                      -------------------------------
                                                      Actual Capital  Required Capital
                                                      --------------  ---------------
                                                       Amount  Ratio   Amount   Ratio
                                                      -------- -----  --------  -----
OTS capital adequacy:
   Tangible capital.................................. $890,051  6.55% $203,743   1.50%
   Core capital......................................  896,091  6.59   407,667   3.00
   Risk-based capital................................  961,520 12.59   610,757   8.00
FDICIA regulations to be classified well-capitalized:
   Tier 1 leverage capital...........................  896,091  6.59   679,445   5.00
   Tier 1 risk-based capital.........................  896,091 11.74   458,067   6.00
   Total risk-based capital..........................  961,520 12.59   763,446  10.00

   As of December 31, 2001, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank's classification.

Note 18.  Commitments and Contingencies

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

   The following table presents outstanding commitments, excluding undisbursed portions of loans in process, as follows:

                                                                 At December 31,     At
                                                                ----------------- June 30,
                                                                  2001     2000     2000
                                                                -------- -------- --------
Originate residential mortgage loans........................... $180,129 $ 73,169 $143,394
Purchase residential mortgage loans............................   75,086   49,048  102,347
Originate commercial real estate loans.........................  151,361  110,776  127,545
Originate consumer, commercial operating and agricultural loans   13,874   18,034   17,572
Unused lines of credit for commercial and consumer use.........  182,945  217,801  218,887
Purchase investment securities.................................      805   41,893    1,500
                                                                -------- -------- --------
                                                                $604,200 $510,721 $611,245
                                                                ======== ======== ========

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

   At December 31, 2001 and 2000, and June 30, 2000, the Corporation had approximately $445,000,000, $176,862,000 and $240,714,000, respectively, in mandatory forward delivery commitments to sell residential mortgage loans. At December 31, 2001 and 2000, and June 30, 2000, loans sold subject to recourse provisions totaled approximately $8,750,000, $12,912,000 and $13,178,000, respectively, which represents the total potential credit risk associated with these particular loans. Any credit risk would, however, be offset by the value of the single-family residential properties that collateralize these loans.

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

Note 19.  Employee Benefit and Incentive Plans

  Retirement Savings Plan

   The Corporation maintains a contributory deferred savings 401(k) plan covering substantially all employees. The Corporation's matching contributions are equal to 100% of the first 8% of participant contributions. Participants vest immediately in their own contributions. For contributions of the Corporation, participants vest over a five-year period and, thereafter, vest 100% on an annual basis if employed on the last day of each calendar year. Contribution expense was $3,668,000, $2,091,000, $3,926,000 and $3,737,000 for
the year ended December 31, 2001, the six months ended December 31, 2000, and fiscal years 2000 and 1999, respectively.

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

   The following table presents the activity of all stock option plans for each of the two fiscal years ended June 30, 2000, the six months ended December 31, 2000, and the year ended December 31, 2001, and the stock options outstanding at the end of the respective periods:

                                                             Stock     Weighted Average Aggregate
                                                         Option Shares Price Per Share   Amount
                                                         ------------- ---------------- ---------
Outstanding at June 30, 1998............................   2,864,256        $19.11      $ 54,723
   Granted..............................................     766,825         24.19        18,549
   Exercised............................................  (1,000,491)        12.78       (12,785)
   Canceled.............................................     (41,483)        32.32        (1,357)
                                                          ----------        ------      --------
Outstanding at June 30, 1999............................   2,589,107         22.84        59,130
   Granted..............................................     796,756         15.49        12,342
   Exercised............................................    (184,845)        11.58        (2,141)
   Canceled.............................................    (251,216)        27.49        (6,906)
                                                          ----------        ------      --------
Outstanding at June 30, 2000............................   2,949,802         21.16        62,425
   Granted..............................................      92,935         16.08         1,494
   Exercised............................................     (64,650)        12.96          (838)
   Canceled.............................................    (143,107)        23.59        (3,376)
                                                          ----------        ------      --------
Outstanding at December 31, 2000........................   2,834,980         21.06        59,705
   Granted..............................................   1,086,468         21.71        23,583
   Exercised............................................    (354,009)        13.03        (4,613)
   Canceled.............................................    (335,317)        22.70        (7,612)
                                                          ----------        ------      --------
Outstanding at December 31, 2001........................   3,232,122        $21.99      $ 71,063
                                                          ==========        ======      ========
Exercisable at December 31, 2001........................   2,133,635        $22.88      $ 48,818
                                                          ==========        ======      ========
Shares available for future grants at December 31, 2001:
   1984 Plan............................................     120,300
   1996 Plan............................................   1,123,800

   The following table summarizes information about the Corporation's stock options outstanding at December 31, 2001:

          Shares Subject to Outstanding Options              Shares Exercisable
---------------------------------------------------------   ---------------------
                                  Weighted Average Weighted              Weighted
                     Stock Option    Remaining     Average  Stock Option Average
Range of Exercise       Shares    Contractual Life Exercise    Shares    Exercise
     Prices          Outstanding      in Years      Price   Exercisable   Price
------------------   ------------ ---------------- -------- ------------ --------
 $   2.23 - $ 6.26        9,591         2.30        $ 6.22       9,591    $ 6.22
     9.01 -  12.61      166,725         4.96         11.09     166,725     11.09
    13.77 -  15.69      677,421         8.04         15.40     372,812     15.16
    16.43 -  18.50      210,568         6.96         17.54     210,568     17.54
    22.00 -  23.08    1,152,376         8.51         22.08     358,498     22.26
    24.19 -  25.26      513,214         7.33         24.22     513,214     24.22
             34.16      502,227         6.37         34.16     502,227     34.16
-                     ---------         ----        ------   ---------    ------
 $   2.23 - $34.16    3,232,122         7.59        $21.99   2,133,635    $22.88
 ============         =========         ====        ======   =========    ======

   During the year ended December 31, 2001, a total of 957,808 options were granted to executives, managers and employees under the 1996 Plan. During the six months ended December 31, 2000, and fiscal year 2000, a total of 50,000 options and 653,538 options, respectively, were granted to executives and managers under the 1996 Plan.

   The Board of Directors received their fees as discounted stock options under the 1996 Plan for 68,660 shares, 42,935 shares and 83,218 shares, respectively, during the year ended December 31, 2001, the six months ended December 31, 2000, and fiscal year 2000. Director compensation expense resulting from the issuance of these stock options totaled $321,000, $558,000 and $168,000 for the respective periods. During the year ended December 31, 2001, and during fiscal years 2000 and 1999, non-incentive stock options for 60,000 shares, 60,000 shares and 50,000 shares, respectively, also were granted to directors under the 1996 Plan.

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

                                             Six Months
                                Year Ended     Ended     Year Ended June 30,
                               December 31, December 31, -------------------
                                   2001         2000        2000      1999
                               ------------ ------------  --------  -------
    Net income (loss):
       As reported............   $97,682      $(69,501)  $104,008   $92,392
       Pro forma..............    95,150       (69,883)   102,400    84,101
    Earnings (loss) per share:
     Basic--
       As reported............   $  1.95      $  (1.27)  $   1.79   $  1.55
       Pro forma..............      1.90         (1.28)      1.76      1.41
     Diluted--
       As reported............   $  1.93      $  (1.27)  $   1.79   $  1.54
       Pro forma..............      1.91         (1.28)      1.79      1.42

   The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions used as follows:

                                               Six Months
                                  Year Ended     Ended     Year Ended June 30,
                                 December 31, December 31, --------------------
                                     2001         2000         2000      1999
                                 ------------ ------------ ------------ -------
 Dividend yield................. 1.26%--1.95% 1.51%--2.27% 1.47%--2.25%   1.07%
 Expected stock price volitility          29%          29%          29%     26%
 Risk-free interest rates....... 4.17%--5.03% 5.07%--5.93% 5.97%--6.75%   5.50%
 Expected option lives..........      6 years      6 years      6 years 6 years

   Restricted stock may also be granted for awards earned under management incentive plans. On the grant dates of December 31, 2001, and June 30, 1999, the Corporation issued restricted stock for 84,030 shares and 39,072 shares, respectively, with an aggregate market value of $1,975,000 and $906,000, respectively. No awards were granted for the six months ended December 31, 2000, or fiscal year 2000. The awards of restricted stock vest 20% on each anniversary of the grant date, provided that the employee has completed the specified service requirement, or earlier under certain conditions. Total deferred compensation on the unvested restricted stock totaled $2,193,000, $503,000, $805,000, and $1,887,000 at December 31, 2001 and 2000, and June 30,
2000 and 1999, respectively, and is recorded as a reduction of stockholders' equity. The value of the restricted shares is amortized to compensation expense over the five-year vesting period. Compensation expense applicable to the restricted stock totaled $196,000, $177,000, $607,000 and $960,000 for the year ended December 31, 2001, the six months ended December 31, 2000, and fiscal years 2000 and 1999, respectively.

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

Note 20.  Exit Costs and Termination Benefits

  August 2000 Key Strategic Initiatives

   On August 14, 2000 the Board of Directors approved a series of strategic initiatives aimed at improving the overall operations of the Corporation. Key initiatives included:

     . A complete balance sheet review including the disposition of over $2.0 billion in low-yielding and higher risk investments and residential mortgage loans. The proceeds from these dispositions were to be used to reduce high-cost borrowings, repurchase additional shares of common stock and reinvest in lower risk securities.

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

   During the six months ended December 31, 2000, the Corporation transferred $1,751,195,000 of held-to-maturity securities to the trading and available for sale portfolios. The transfer of these securities resulted in an after-tax loss of $18,483,000 recorded against current operations on July 1, 2000, as a cumulative adjustment of a change in accounting principle, net of income tax benefits of $9,952,000. During the six months ended December 31, 2000, the Corporation also sold investment securities and mortgage-backed securities totaling $1,166,953,000 resulting in pre-tax losses of $29,970,000 and securitized residential loans totaling $1,651,578,000 resulting in a pre-tax loss of $18,248,000. Proceeds from these sales were used to purchase lower-risk, higher-yielding assets, repay FHLB advances and repurchase common stock. The balance sheet restructuring was completed during the six months ended December 31, 2000.

   Under this initiative, the Corporation closed or consolidated 12 branches and sold 34 branches in 2001. The branches were located in Iowa (22), Kansas
(11), Missouri (6), Nebraska (3), Oklahoma (3) and Arizona (1). Deposits totaling $446,267,000 were associated with these branch sales. During the year ended December 31, 2001, the Corporation realized net gains totaling $18,304,000 relating to the sold branches. These gains were from the premiums received on the sales of deposits, loans and fixed assets. Severance costs associated with right-sizing branch personnel and expenses to close branches totaled $1,979,000. Four branches in Minnesota with deposits totaling approximately $20,000,000 are remaining to be sold as of December 31, 2001. It is anticipated that these four branches will be sold by June 30, 2002. During the six months ended December 31, 2000, the Corporation recorded a pre-tax charge of $16,992,000 related to exit costs and write-offs of intangible assets associated with these branch divestitures.

   The leasing portfolio was reclassified to held for sale during the six months ended December 31, 2000. A substantial portion of the leasing portfolio was sold in February 2001 with the closing of the transaction in April 2001. Additional expenses to finalize this transaction totaling $754,000 were recorded in the first quarter of 2001. Adjustment to fair value and additional expenses totaling $4,602,000 were recorded as exit costs and termination benefits during the six months ended December 31, 2000.

   The Corporation purchased 7,662,500 shares of its common stock during 2001 at a cost of $180,877,000. Of this amount, a total of 4,201,500 shares costing $103,439,000 were purchased during 2001 under the 5,500,000 shares authorization.

   During the six months ended December 31, 2000, the Corporation recorded $2,119,000 as exit costs and termination benefits related to the outplacement of personnel. These costs consist of severance, benefits and related professional services. The Corporation also incurred fees totaling $2,887,000 for consulting services during the six months ended December 31, 2000. The consulting services were related to the identification and implementation of these key strategic initiatives.

  November 1999 Initiative

   On November 5, 1999, the Corporation announced an initiative to integrate the Corporation's new data processing system to support community-banking operations. Major aspects of the plan included 21 branches to be sold or closed, the elimination of 121 positions and the consolidation of the correspondent loan servicing operations. Implementation of this plan resulted in charges totaling $3,941,000 that was recorded in fiscal year 2000. The plan eliminated 121 positions with personnel costs consisting of severance, benefits and related professional services totaling $1,564,000. The plan also included the consolidation of the correspondent loan servicing functions to Omaha, Nebraska from Wichita, Kansas and Denver, Colorado. The portion of the plan relating to eliminating positions and consolidating the loan servicing operations was completed by June 30, 2000. The 21 branches to be sold and closed were located in Iowa (15), Kansas (5) and Missouri (1). Direct and incremental costs associated with this part of the plan totaled $2,377,000. Six branches were sold or closed as of June 30, 2000.

   During the six months ended December 31, 2000, 14 remaining branches were sold or closed with one remaining branch considered part of the August 2000 branch divestitures. The Corporation realized net gains totaling $2,524,000 during the six months ended December 31, 2000, primarily from the branches sold. These gains were from premiums realized on the sales of deposits, loans and fixed assets.

   Total exit costs and termination benefits relating to the 2000 and 1999 initiatives are summarized below for the following periods:

                                                                               Six Months      Year
                                                                Year Ended       Ended        Ended
                                                               December 31,   December 31,   June 30,
                                                                   2001           2000         2000
                                                              ------------   -------------  ---------
Branch sales and closings.................................... $       1,979  $      16,992  $   2,377
Exiting leasing operations...................................           754          4,602         --
Management restructuring and personnel outplacement..........            --          2,119      1,564
Consulting services..........................................            --          2,887         --
Various other charges........................................             5          1,688         --
                                                              -------------  -------------  ---------
                                                                      2,738         28,288      3,941
Less net gains on the sales of branches......................       (18,304)        (2,524)        --
                                                              -------------  -------------  ---------
Total exit costs and termination benefits (gains), before tax       (15,566)        25,764      3,941
Income tax expense (benefit), net............................         5,448         (4,653)    (1,037)
                                                              -------------  -------------  ---------
Total exit costs and termination benefits (gains), after tax. $     (10,118) $      21,111  $   2,904
                                                              =============  =============  =========

Note 21.  Change in Fiscal Year End

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

   The following table presents certain financial information for the six months ended December 31, 2000, to the comparable six month period ending December 31, 1999:

                                                                                   2000         1999
                                                                                -----------  -----------
                                                                                             (Unaudited)
Total interest income.......................................................... $   498,732  $   455,881
Total interest expense.........................................................     344,297      281,936
Provision for loan losses......................................................     (27,854)      (6,760)
Total other income (loss)......................................................     (40,106)      54,016
Total other expense............................................................     156,542      137,022
                                                                                -----------  -----------
Income (loss) before income taxes and cumulative effect of change in accounting
  principle....................................................................     (70,067)      84,179
Income tax provision (benefit).................................................     (19,691)      29,206
                                                                                -----------  -----------
Income (loss) before cumulative effect of change in accounting principle.......     (50,376)      54,973
Cumulative effect of change in accounting principle, net of tax benefit........     (19,125)      (1,776)
                                                                                -----------  -----------
Net income (loss).............................................................. $   (69,501) $    53,197
                                                                                ===========  ===========
Per common share:
   Income (loss) before cumulative effect of change in accounting principle.... $      (.92) $       .93
   Cumulative effect of change in accounting principle, net....................        (.35)        (.03)
                                                                                -----------  -----------
Net income (loss).............................................................. $     (1.27) $       .90
                                                                                ===========  ===========
Dividends declared per common share............................................ $      .140  $      .135
                                                                                ===========  ===========
Weighted average shares outstanding............................................  54,705,067   59,418,005
                                                                                ===========  ===========

Note 22.  Cumulative Effect of Change in Accounting Principle

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

   The Corporation identified four types of derivative instruments which were recorded on the Corporation's Consolidated Statement of Financial Condition on July 1, 2000. The derivative instruments are interest rate swap agreements, interest rate floor agreements, forward loan sales commitments and fixed-rate conforming loan commitments.

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

   The interest rate cap agreements, interest rate floor agreements, forward loan sales commitments and the conforming loan commitments did not qualify for hedge accounting or were not designed hedges so their fair value adjustments were recorded to operations. The fair value of these derivatives totaling $1,002,000 was recorded as a charge to operations on July 1, 2000, as part of a cumulative effect of a change in accounting principle.

   Under the provisions of SFAS No. 133, on July 1, 2000, the Corporation transferred substantially all of its securities from the held-to-maturity portfolio to the available-for-sale and trading portfolios as follows:

                                  Securities Transferred
                           ------------------------------------
                           Available for
                             Sale (at    Trading (at Total Fair Total Book Pre-tax
         Security           Fair Value)  Fair Value)   Value      Value     Loss
         --------          ------------- ----------- ---------- ---------- --------
Investment securities.....  $  491,865    $336,651   $  828,516 $  893,419 $(64,903)
Mortgage-backed securities     767,542      67,510      835,052    857,776  (22,724)
                            ----------    --------   ---------- ---------- --------
                            $1,259,407    $404,161   $1,663,568 $1,751,195 $(87,627)
                            ==========    ========   ========== ========== ========

   As of July 1, 2000, the transfer of the securities had the following effect on operations and other comprehensive income (loss):

                                              Adjustment to
                                   Adjustment     Other
                                       to     Comprehensive    Total
                                   Operations Income (Loss) Adjustments
                                   ---------- ------------- -----------
        Pre-tax loss on securities  $(28,435)   $(59,192)    $(87,627)
        Income tax benefit........     9,952      22,984       32,936
                                    --------    --------     --------
        Net loss..................  $(18,483)   $(36,208)    $(54,691)
                                    ========    ========     ========

   Adopting the provisions of SFAS No. 133 on July 1, 2000, which included the transfer of securities and recording the fair value of the derivative instruments, had the following effect on operations and other comprehensive income (loss):

                                                                   Pre-tax
                                                                    Gain     Income   Net Gain
                                                                   (Loss)    Taxes     (Loss)
                                                                   --------  -------  --------
Recorded to current operations as a cumulative effect
  of a change in accounting principle:
   Transfer of securities from held-to-maturity to trading........ $(28,435) $ 9,952  $(18,483)
   Fair value of interest rate floor agreements...................     (316)     114      (202)
   Fair value of forward loan sales commitments...................   (1,420)     510      (910)
   Fair value of conforming loan commitments......................      734     (264)      470
                                                                   --------  -------  --------
                                                                   $(29,437) $10,312  $(19,125)
                                                                   ========  =======  ========
Recorded to other comprehensive income (loss) as a
  cumulative effect of a change in accounting principle:
Transfer of securities from held-to-maturity to available for sale $(59,192) $22,984  $(36,208)
Fair value of interest rate swap agreements.......................    8,686   (3,238)    5,448
                                                                   --------  -------  --------
                                                                   $(50,506) $19,746  $(30,760)
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

   The following reflects the net changes in accumulated other comprehensive income (loss) for the six months ended December 31, 2000:

                                             Six Months Ended December 31, 2000
                                        -------------------------------------------
                                        Implementation              Reclassification
                              Balance,      of SFAS     Net Changes      of Net        Balance
                              June 30,      No. 133       in Fair    Gains (Losses)  December 31,
                                2000    on July 1, 2000   Values      to Earnings        2000
                              --------  --------------- ----------- ---------------- ------------
Securities available for sale $(27,503)    $(59,192)     $ 77,728       $29,970        $ 21,003
Interest rate swap agreements       --        8,686       (92,749)       38,379         (45,684)
Interest only strips.........    2,057           --        (2,160)          460             357
                              --------     --------      --------       -------        --------
                               (25,446)     (50,506)      (17,181)       68,809         (24,324)
Income tax effect............    9,506       19,746       (16,457)       (3,793)          9,002
                              --------     --------      --------       -------        --------
Net changes.................. $(15,940)    $(30,760)     $(33,638)      $65,016        $(15,322)
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

Note 23.  Acquisitions

  Fiscal Year 1999 Acquisitions

   On March 1, 1999, the Corporation acquired Midland for total consideration of $83,000,000. Midland Bank operated eight branches in the greater Kansas City, Missouri area. At February 28, 1999, Midland had total assets of $399,200,000, deposits of $353,100,000 and stockholders' equity of $24,200,000.
This acquisition was accounted for as a purchase. Core value of deposits totaling $9,298,000 is amortized on an accelerated basis over 10 years. Goodwill totaling $54,389,000 was amortized on a straight-line basis over 25 years. The effect of the Midland acquisition on the Corporation's consolidated financial statements as if this acquisition had occurred at the beginning of fiscal year 1999 is not material.

   On August 14, 1998, the Corporation acquired First Colorado for 18,278,789 shares of its common stock. This acquisition was accounted for as a pooling of interests. First Colorado operated 27 branches in Colorado. At July 31, 1998, First Colorado had assets of $1,572,200,000, deposits of $1,192,700,000 and stockholders' equity of $254,700,000.

   On July 31, 1998, the Corporation acquired AmerUs for total consideration of $178,269,000. AmerUs operated 47 branches located in Iowa, Missouri, Nebraska, Kansas, Minnesota and South Dakota. At July 31, 1998, before purchase accounting adjustments, AmerUs had total assets of $1,266,800,000, deposits of $949,700,000 and stockholder's equity of $84,800,000. This acquisition was accounted for as a purchase. Core value of deposits totaling $16,242,000 is amortized on an accelerated basis over 10 years. Goodwill totaling $107,739,000 was amortized on a straight-line basis over 25 years. The accounts and consolidated results of operations for fiscal year 1999 include the results of AmerUs beginning July 31, 1998. The following table summarizes results on an audited consolidated pro forma basis for the fiscal year ended June 30, 1999, as though this purchase had occurred at the beginning of the period:

                Total interest income and other income $921,607
                Net income............................   69,345
                Diluted earnings per common share.....     1.15

Note 24.  Merger Expenses and Other Nonrecurring Charges

   During fiscal year 1999 the Corporation incurred merger expenses and other nonrecurring charges totaling $30,043,000 ($27,089,000 after tax). The merger expenses totaled $29,917,000 and were associated with the First Colorado acquisition and the termination of three employee stock ownership plans acquired in mergers. Other nonrecurring net charges totaled $126,000 but were not classified in the merger expenses category of general and administrative expenses.

Note 25.  Financial Information (Parent Company Only)

                  CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                                    December 31,      June 30,
-                                                                ------------------- ----------
                                                                   2001      2000       2000
-                                                                -------- ---------- ----------
                          A S S E T S
                          ------
Cash............................................................ $ 13,416 $   36,026 $   44,374
Investment securities available for sale, at fair value.........       --        302        562
Investment securities held to maturity (fair value of $8,614)...       --         --      8,711
Other assets....................................................    2,805      4,100      3,571
Equity in CFC Preferred Trust...................................    1,392      1,392      1,392
Equity in Commercial Federal Bank...............................  854,176    999,914  1,120,268
                                                                 -------- ---------- ----------
       Total Assets............................................. $871,789 $1,041,734 $1,178,878
                                                                 ======== ========== ==========
L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y
---------------------------------
Liabilities:
   Other liabilities............................................ $  4,643 $    8,165 $   19,258
   Term note....................................................   54,375     63,438     65,250
   Revolving line of credit.....................................   10,000     10,000     10,000
   Subordinated extendible notes................................   21,725     50,000     50,000
   Junior subordinated deferrable interest debentures...........   46,392     46,392     46,392
                                                                 -------- ---------- ----------
       Total Liabilities........................................  137,135    177,995    190,900
                                                                 -------- ---------- ----------
Stockholders' Equity............................................  734,654    863,739    987,978
                                                                 -------- ---------- ----------
       Total Liabilities and Stockholders' Equity............... $871,789 $1,041,734 $1,178,878
                                                                 ======== ========== ==========

                       CONDENSED STATEMENT OF OPERATIONS

                                                                             Six Months
                                                                Year Ended     Ended     Year Ended June 30,
                                                               December 31, December 31, ------------------
                                                                   2001         2000       2000      1999
                                                               ------------ ------------ --------  --------
Revenues:
   Dividend income from the Bank..............................  $ 216,000    $  57,000   $117,818  $ 67,904
   Interest income............................................      1,304          902        767     2,373
   Other income (loss)........................................         26         (235)        54       362
Expenses:
   Interest expense...........................................    (12,601)      (7,620)   (14,526)  (13,175)
   Operating expenses.........................................       (981)      (1,255)    (1,218)   (8,557)
                                                                ---------    ---------   --------  --------
Income before income taxes, extraordinary items and equity
  in undistributed earnings (losses) of subsidiaries..........    203,748       48,792    102,895    48,907
Income tax benefit............................................     (4,215)      (2,994)    (5,430)   (4,042)
                                                                ---------    ---------   --------  --------
Income before extraordinary items and equity in
  undistributed earnings (losses) of subsidiaries.............    207,963       51,786    108,325    52,949
Cumulative effect of change in accounting principle, net......         --           --        (12)       --
                                                                ---------    ---------   --------  --------
Income before equity in undistributed earnings (losses) of
  subsidiaries................................................    207,963       51,786    108,313    52,949
Equity in undistributed (overdistributed) earnings (losses) of
  subsidiaries................................................   (110,281)    (121,287)    (4,305)   39,443
                                                                ---------    ---------   --------  --------
       Net income (loss)......................................  $  97,682    $ (69,501)  $104,008  $ 92,392
                                                                =========    =========   ========  ========

                       CONDENSED STATEMENT OF CASH FLOWS

                                                                                       Six Months
                                                                   Year Ended            Ended
                                                                  December 31,        December 31,
                                                                      2001                2000
                                                                  ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)................................................  $  97,682            $(69,501)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Cumulative effect of change in accounting principle, net......        --                 --
   Equity in undistributed (overdistributed) losses (earnings)
     of subsidiaries.............................................   110,281            121,287
   Other items, net..............................................    (2,009)           (11,177)
                                                                   ---------            --------
       Total adjustments.........................................   108,272            110,110
                                                                   ---------            --------
       Net cash provided by operating activities.................   205,954             40,609
                                                                   ---------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale..        121               8,122
Maturities and repayments of investment securities available
  for sale.......................................................        180                 666
Purchase of investment securities held to maturity...............         --                  --
Purchase of investment securities available for sale.............         --                  --
Payments for acquisitions........................................         --                  --
Other items, net.................................................         --                  --
                                                                   ---------            --------
       Net cash provided (used) by investing activities..........        301               8,788
                                                                   ---------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable..........................         --                  --
Payment of notes payable.........................................    (37,338)             (1,812)
Repurchases of common stock......................................   (180,877)            (48,953)
Issuance of common stock.........................................      4,579                 775
Payment of cash dividends on common stock........................    (15,239)             (7,755)
Other items, net.................................................         10                  --
                                                                   ---------            --------
       Net cash (used) provided by financing activities..........   (228,865)            (57,745)
                                                                   ---------            --------

CASH AND CASH EQUIVALENTS
(Decrease) increase in net cash position.........................    (22,610)             (8,348)
Balance, beginning of year.......................................     36,026              44,374
                                                                   ---------            --------
Balance, end of year.............................................  $  13,416            $ 36,026
                                                                   =========            ========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
Cash paid (received) during the period for:
   Interest expense..............................................  $  14,841            $  4,709
   Income taxes, net.............................................     31,049             (12,791)
Non-cash investing and financing activities:
   Securities transferred from held-to-maturity to available for
     sale........................................................         --               8,711
   Common stock received in connection with employee
     benefit and incentive plans, net............................       (114)                 --

                                                                  Year Ended June 30,
                                                                  -------------------
                                                                    2000               1999
                                                                  --------           ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)................................................ $104,008           $  92,392
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Cumulative effect of change in accounting principle, net......       12             --
   Equity in undistributed (overdistributed) losses (earnings)
     of subsidiaries.............................................    4,305        (39,443)
   Other items, net..............................................    9,457         16,639
                                                                  --------           ---------
       Total adjustments.........................................   13,774    (22,804)
                                                                  --------           ---------
       Net cash provided by operating activities.................  117,782     69,588
                                                                  --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale..       --                  --
Maturities and repayments of investment securities available
  for sale.......................................................       --                  --
Purchase of investment securities held to maturity...............   (8,711)                 --
Purchase of investment securities available for sale.............     (581)                 --
Payments for acquisitions........................................       --            (179,556)
Other items, net.................................................       30               2,479
                                                                  --------           ---------
       Net cash provided (used) by investing activities..........   (9,262)           (177,077)
                                                                  --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable..........................   50,000              85,000
Payment of notes payable.........................................  (47,250)            (13,500)
Repurchases of common stock......................................  (63,895)            (36,218)
Issuance of common stock.........................................    2,363              45,095
Payment of cash dividends on common stock........................  (15,776)            (13,539)
Other items, net.................................................       --              11,058
                                                                  --------           ---------
       Net cash (used) provided by financing activities..........  (74,558)             77,896
                                                                  --------           ---------

CASH AND CASH EQUIVALENTS
(Decrease) increase in net cash position.........................   33,962             (29,593)
Balance, beginning of year.......................................   10,412              40,005
                                                                  --------           ---------
Balance, end of year............................................. $ 44,374           $  10,412
                                                                  ========           =========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
Cash paid (received) during the period for:
   Interest expense.............................................. $ 16,611           $  10,722
   Income taxes, net.............................................   24,275              54,249
Non-cash investing and financing activities:
   Securities transferred from held-to-maturity to available for
     sale........................................................       --                  --
   Common stock received in connection with employee
     benefit and incentive plans, net............................     (135)               (475)

Note 26.  Segment Information

   The Corporation currently has two distinct lines of business operations for the purposes of management reporting: Community Banking and Mortgage Banking. These segments were determined based on the Corporation's financial accounting and reporting processes. Management makes operating decisions and assesses performance based on a continuous review of these two primary operations.

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

   The parent company includes interest income earned on intercompany cash balances and intercompany transactions, interest expense on parent company debt and operating expenses for general corporate purposes. The contribution of the major business segments to the consolidated results for the periods indicated is summarized in the following tables:

                                    Community   Mortgage  Parent    Eliminations/ Consolidated
                                     Banking    Banking   Company    Adjustments     Total
                                   -----------  --------  --------  ------------- ------------
YEAR ENDED DECEMBER 31, 2001:
   Net interest income (expense).. $   286,506  $ 14,529  $(11,297)  $    17,691  $   307,429
   Provision for loan losses......     (38,354)     (591)       --            --      (38,945)
   Total other income.............     122,864    31,080   105,745      (139,302)     120,387
   Total other expense............     218,869    28,086       981          (121)     247,815
   Net income before income taxes.     152,147    16,932    93,467      (121,490)     141,056
   Income tax provision (benefit).      41,402     6,187    (4,215)           --       43,374
   Net income.....................     110,745    10,745    97,682      (121,490)      97,682

   Total revenue..................     963,261    45,609   107,049      (124,158)     991,761
   Intersegment revenue...........      26,276     1,800   106,974
   Depreciation and amortization..      18,131       696        14            --       18,841
   Total assets...................  12,879,048   679,984   871,789    (1,529,236)  12,901,585

                                                             Community   Mortgage   Parent     Eliminations/ Consolidated
                                                              Banking    Banking    Company     Adjustments     Total
                                                            -----------  --------  ----------  ------------- ------------
SIX MONTHS ENDED
DECEMBER 31, 2000:
    Net interest income (expense).......................... $   141,772  $  6,981  $   (6,718)  $    12,400  $   154,435
    Provision for loan losses..............................     (27,447)     (407)         --            --      (27,854)
    Total other income (loss)..............................     (46,196)   23,793     (64,522)       46,819      (40,106)
    Total other expense....................................     140,892    14,457       1,255           (62)     156,542
    Net income (loss) before income taxes and
     cumulative effect of change in accounting
     principle.............................................     (72,763)   15,910     (72,495)       59,281      (70,067)
    Income tax provision (benefit).........................     (22,435)    5,738      (2,994)           --      (19,691)
    Income (loss) before cumulative effect of change in
     accounting principle..................................     (50,328)   10,172     (69,501)       59,281      (50,376)
    Cumulative effect of change in accounting principle,
     net...................................................     (18,483)     (642)         --            --      (19,125)
    Net income (loss)......................................     (68,811)    9,530     (69,501)       59,281      (69,501)

    Total revenue..........................................     435,750    30,774     (63,620)       55,722      458,626
    Intersegment revenue...................................      12,125     9,574     (63,579)
    Depreciation and amortization..........................       9,556       403           9            --        9,968
    Total assets...........................................  12,822,566   368,190   1,041,734    (1,692,186)  12,540,304

YEAR ENDED JUNE 30, 2000:
    Net interest income (expense).......................... $   310,923  $ 21,495  $  (13,759)  $    23,482  $   342,141
    Provision for loan losses..............................     (12,993)     (767)         --            --      (13,760)
    Total other income.....................................     110,770    58,237     113,567      (180,735)     101,839
    Total other expense....................................     242,653    34,319       1,218        (9,023)     269,167
    Net income before income taxes and cumulative
     effect of change in accounting principle..............     166,047    44,646      98,590      (148,230)     161,053
    Income tax provision (benefit).........................      46,711    13,988      (5,430)           --       55,269
    Income before cumulative effect of change in
     accounting principle..................................     119,336    30,658     104,020      (148,230)     105,784
    Cumulative effect of change
     in accounting principle, net..........................      (1,759)       (5)        (12)           --       (1,776)
    Net income.............................................     117,577    30,653     104,008      (148,230)     104,008

    Total revenue..........................................   1,000,338    79,750     114,334      (164,893)   1,029,529
    Intersegment revenue...................................      42,582    11,083     114,246
    Depreciation and amortization..........................      19,160     1,243          11            --       20,414
    Total assets...........................................  13,922,296   324,987   1,178,878    (1,633,123)  13,793,038

YEAR ENDED JUNE 30, 1999:
    Net interest income (expense).......................... $   312,502  $ 11,075  $  (10,802)  $    19,558  $   332,333
    Provision for loan losses..............................     (11,980)     (420)         --            --      (12,400)
    Total other income.....................................      95,020    41,015     107,709      (153,729)      90,015
    Total other expense....................................     224,578    21,549       8,557          (388)     254,296
    Net income before income taxes.........................     170,964    30,121      88,350      (133,783)     155,652
    Income tax provision (benefit).........................      57,474     9,828      (4,042)           --       63,260
    Net income.............................................     113,490    20,293      92,392      (133,783)      92,392

    Total revenue..........................................     909,055    52,708     110,082      (142,476)     929,369
    Intersegment revenue...................................      33,764     6,952     109,034
    Depreciation and amortization..........................      16,382     1,760          30            --       18,172
    Total assets...........................................  12,909,398   282,374   1,146,605    (1,562,915)  12,775,462

Note 27.  Quarterly Financial Data (Unaudited)

   The following summarizes the unaudited quarterly results of operations for the periods indicated:

                                                                 Quarter Ended
                                                  -------------------------------------------
                                                  December 31 September 30 June 30   March 31
                                                  ----------- ------------ --------  --------
YEAR ENDED DECEMBER 31, 2001:
Total interest income............................  $208,519     $217,914   $220,863  $224,078
Net interest income..............................    82,092       78,227     75,281    71,829
Provision for loan losses........................    (8,265)     (19,800)    (6,437)   (4,443)
Gain (loss) on sales of securities and loans, net      (185)      18,833     (1,076)    6,589
Net income.......................................    25,116       23,982     26,350    22,234
Earnings per common share:
   Basic.........................................       .54          .48        .51       .42
   Diluted.......................................       .53          .48        .51       .42
Dividends declared per share.....................       .08          .08        .08       .07

                                                                         Quarter Ended
                                                                    -----------------------
                                                                    December 31 September 30
                                                                    ----------- ------------
SIX MONTHS ENDED DECEMBER 31, 2000:
Total interest income..............................................  $247,017     $251,715
Net interest income................................................    73,882       80,553
Provision for loan losses..........................................   (15,206)     (12,648)
Loss on sales of securities and loans, net.........................   (84,208)      (3,277)
Cumulative effect of change in accounting principle, net...........        --      (19,125)
Net loss...........................................................   (47,675)     (21,826)
Loss per basic and diluted common share:
   Loss before cumulative effect of change in accounting principle.      (.88)        (.04)
   Cumulative effect of change in accounting principle, net........        --         (.35)
   Net loss........................................................      (.88)        (.39)
Dividends declared per share.......................................       .07          .07

                                                                               Quarter Ended
                                                             ------------------------------------------------
                                                              June 30   March 31   December 31   September 30
                                                             --------  ---------  ------------  -------------
YEAR ENDED JUNE 30, 2000:
Total interest income....................................... $239,280  $ 232,529  $    232,344  $     223,537
Net interest income.........................................   83,125     85,071        86,338         87,607
Provision for loan losses...................................   (3,300)    (3,700)       (3,460)        (3,300)
Gain (loss) on sales of securities and loans, net...........     (112)      (239)          363           (122)
Cumulative effect of change in accounting principle, net....       --         --            --         (1,176)
Net income..................................................   24,321     26,490        28,759         24,438
Earnings per basic and diluted common share:
   Income before cumulative effect of change in accounting
     principle..............................................      .43        .46           .49            .44
   Cumulative effect of change in accounting principle, net.       --         --            --           (.03)
   Net income...............................................      .43        .46           .49            .41
Dividends declared per share................................      .07        .07           .07           .065

YEAR ENDED JUNE 30, 1999:
Total interest income....................................... $220,706  $ 216,072  $    203,715  $     198,861
Net interest income.........................................   88,856     87,442        81,415         74,620
Provision for loan losses...................................   (2,800)    (2,800)       (3,000)        (3,800)
Gain on sales of securities and loans, net..................       30        883         3,293          3,593
Net income..................................................   29,874     16,169        31,226         15,123
Earnings per common share:
   Basic....................................................      .49        .27           .53            .26
   Diluted..................................................      .49        .27           .52            .25
Dividends declared per share................................     .065       .065          .065           .055

Note 28.  Fair Value of Financial Instruments

   Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Corporation disclose estimated fair value amounts of its financial instruments. It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Corporation as of December 31, 2001 and 2000, and June 30, 2000, as more fully described in the following discussion. It should be noted that the operations of the Corporation are managed from a going concern basis and not a liquidation basis. As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. The valuation does not consider the intangible franchise value of the institution, which management believes to be substantial.

   The following presents the carrying value and fair value of the specified assets and liabilities held by the Corporation as of the dates indicated. This information is presented solely for compliance with SFAS No. 107 and is subject to change over time based on a variety of factors.

                                          December 31, 2001     December 31, 2000        June 30, 2000
                                        --------------------- --------------------- -----------------------
                                         Carrying              Carrying              Carrying
                                          Value    Fair Value   Value    Fair Value   Value     Fair Value
                                        ---------- ---------- ---------- ---------- ----------- -----------
FINANCIAL ASSETS
Cash (including short-term investments) $  206,765 $  206,765 $  192,358 $  192,358 $   199,566 $   199,566
Investment securities..................  1,150,345  1,150,345    771,137    771,137     993,167     928,264
Mortgage-backed
  securities...........................  1,829,728  1,829,728  1,514,510  1,514,510   1,220,138   1,197,851
Loans receivable, net..................  8,403,425  8,561,303  8,893,374  8,927,404  10,407,692  10,190,988
Federal Home Loan Bank stock...........    253,946    253,946    251,537    251,537     255,756     255,756
Other assets--
   Conforming loan commitments.........         68         68        354        354         n/a         n/a
   Interest rate floor agreements......      3,071      3,071      1,809      1,809         n/a         n/a
   Forward loan sales commitments......      3,060      3,060         --         --         n/a         n/a

FINANCIAL LIABILITIES
Deposits:
   Passbook accounts...................  1,939,596  1,939,596  1,861,074  1,861,074   1,575,380   1,575,380
   NOW checking accounts...............  1,198,646  1,198,646  1,065,970  1,065,970   1,028,640   1,028,640
   Market rate savings accounts........    304,620    304,620    382,344    382,344     531,317     531,317
   Certificates of deposit.............  2,953,660  2,961,651  4,385,098  4,368,094   4,195,163   4,149,657
                                        ---------- ---------- ---------- ---------- ----------- -----------
     Total deposits....................  6,396,522  6,404,513  7,694,486  7,677,482   7,330,500   7,284,994
Advances from Federal Home Loan Bank...  4,939,056  5,078,278  3,565,465  3,574,225   5,049,582   4,999,942
Other borrowings.......................    520,213    520,602    175,343    169,522     206,026     197,693
Other liabilities--
   Forward loan sales commitments......         --         --      2,085      2,085         n/a         n/a
   Interest rate swap agreements.......    109,913    109,913     37,252     37,252         n/a         n/a
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Interest rate swap and floor agreements        n/a        n/a        n/a        n/a         417       8,788
Forward loan sales commitments.........        n/a        n/a        n/a        n/a          --      (1,420)
Conforming loan commitments............        n/a        n/a        n/a        n/a          --         733

   The following sets forth the methods and assumptions used in determining the fair value estimates for the Corporation's financial instruments at December 31, 2001 and 2000, and June 30, 2000.

  Cash and Short-Term Investments

   The book value of cash and short-term investments is assumed to approximate the fair value of these assets.

  Investment Securities

   Quoted market prices or dealer quotes were used to determine the fair value of investment securities available for sale and held to maturity. At December 31, 2001 and 2000, all investment securities were classified as available for sale.

  Mortgage-Backed Securities

   For mortgage-backed securities available for sale and held to maturity the Corporation utilized quotes for similar or identical securities in an actively traded market, where such a market exists, or obtained quotes from independent security brokers to determine the fair value of these assets. At December 31, 2001 and 2000, all mortgage-backed securities were classified as available for sale.

  Loans Receivable, Net

   The fair value of loans receivable was estimated by discounting anticipated future cash flows using the current market rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities. When using the discounting method to determine fair value, loans were gathered by homogeneous groups with similar terms and conditions and discounted at derived current market rates or rates at which similar loans would be made to borrowers as of December 31, 2001 and 2000, and June 30, 2000. The fair value of loans held for sale was determined based on quoted market prices for the intended delivery vehicle of those loans, generally agency mortgage-backed securities. In addition, when computing the estimated fair value for all loans, allowances for loan losses were subtracted from the calculated fair value for consideration of potential credit issues.

  Federal Home Loan Bank Stock

   The fair value of such stock approximates book value since the Corporation is able to redeem this stock with the Federal Home Loan Bank at par value.

  Deposits

   The fair value of savings deposits were determined as follows: (i) for passbook accounts, NOW checking accounts and market rate savings accounts, fair value is determined to approximate the carrying value (the amount payable on demand) since such deposits are primarily withdrawable immediately; (ii) for certificates of deposit, the fair value has been estimated by discounting expected future cash flows by derived current market rates offered on certificates of deposit with similar remaining maturities as of December 31, 2001 and 2000, and June 30, 2000. In accordance with the provisions of this statement, no value has been assigned to the Corporation's long-term relationships with its deposit customers (core value of deposits intangible) since such intangible is not a financial instrument as defined under this statement.

  Advances From Federal Home Loan Bank

   The fair value of these advances was estimated by discounting the expected future cash flows using current interest rates as of December 31, 2001 and 2000, and June 30, 2000, for advances with similar terms and remaining maturities.

  Other Borrowings

   Included in other borrowings are subordinated extendible notes with carrying values of $21,725,000 at December 31, 2001, and $50,000,000 at December 31,
2000, and June 30, 2000. Also included in other borrowings are the guaranteed preferred beneficial interests in the Corporation's junior subordinated debentures totaling $45,000,000 at December 31, 2001 and 2000, and June 30, 2000, and the subordinated debt securities for $30,000,000 and junior subordinated debentures for $20,000,000 at December 31, 2001. The fair value of such borrowings is based on quoted market prices or dealer quotes. The fair value of other borrowings, excluding the aforementioned borrowings, was estimated by discounting the expected future cash flows using derived interest rates approximating market as of December 31, 2001 and 2000, and June 30, 2000, over the contractual maturity of such other borrowings.

  Derivative Financial Instruments

   The fair value of the interest rate swap and floor agreements, obtained from market quotes from independent security brokers, is the estimated amount that would be paid to terminate the swap agreements and the estimated amount that would be received to terminate the floor agreements.

   The fair value of commitments to originate, purchase, and sell residential mortgage loans was determined based on quoted market prices for forward purchases and sales of such product. The fair value of commitments to originate other loans was estimated by discounting anticipated future cash flows using the current market rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities as of December 31, 2001 and 2000, and June 30, 2000.

  Limitations

   It must be noted that fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments without attempting to estimate the value of anticipated future business, customer relationships and the value of assets and liabilities that are not considered financial instruments. These estimates do not reflect any premium or discount that could result from offering the Corporation's entire holdings of a particular financial instrument for sale at one time. Furthermore, since no market exists for certain of the Corporation's financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with a high level of precision. Changes in assumptions as well as tax considerations could significantly affect the estimates. Accordingly, based on the limitations described above, the aggregate fair value estimates as of December 31, 2001 and 2000, and June 30, 2000, are not intended to represent the underlying value of the Corporation, on either a going concern or a liquidation basis.

Note 29.  Current Accounting Pronouncements

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

   Also on July 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 which supercedes APB Opinion No. 17 "Intangible Assets." The provisions of SFAS No. 142 require that upon initial adoption, amortization of goodwill will cease, and the carrying value of goodwill will be evaluated for impairment at the initial implementation. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment under SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, or as of January 1, 2002, for the Corporation. At December 31, 2001, goodwill and core value of deposits totaled $162,717,000 and $28,733,000, respectively. Beginning January 1, 2002, goodwill will no longer be subject to amortization but will be evaluated at least annually for impairment. For calendar year 2002, goodwill totaling $7,791,000, or approximately $.16 per share, will not be amortized against current operations pursuant to this statement. Management of the Corporation has not completed its overall assessment of any additional effects of SFAS No. 142, and therefore has not determined the total effect that the initial adoption of this statement will have on the Corporation's financial position, liquidity or results of operations.

   On August 16, 2001, the FASB issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). The provisions of this statement require entities to record the fair value of a liability for an asset retirement obligation in the period that it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, or as of January 1, 2003, for the Corporation. Management of the Corporation does not believe that this statement will have any material effect on the Corporation's financial position, liquidity or results of operations.

   On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") that replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement developed on accounting model, based on the provisions of SFAS No. 121, for long-lived assets to be disposed of by sale and addressed implementation issues arising from SFAS No. 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30 "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, or as of January 1, 2002, for the Corporation. Provisions of this statement are generally to be applied prospectively. Management of the Corporation is currently evaluating the provisions of SFAS No. 144 but does not believe that this statement will have any material effect on the Corporation's financial position, liquidity or results of operations.

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

   The executive officers of the Corporation and the Bank as of December 31, 2001, are as follows:

                           Age at
        Name          December 31, 2001      Current Position(s) as of December 31, 2001
        ----          -----------------      -------------------------------------------
William A. Fitzgerald        64         Chairman of the Board and Chief Executive Officer
Robert J. Hutchinson.        53         Director, President and Chief Operating Officer
David S. Fisher......        45         Chief Financial Officer and Executive Vice President
Peter J. Purcell.....        42         Chief Information Officer and Executive Vice President

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

   Robert J. Hutchinson--Director, President and Chief Operating Officer of the Corporation and the Bank. In April 2001, Mr. Hutchinson was appointed President and Chief Operating Officer of the Corporation and the Bank and, in May 2001, was named Director of both the Corporation and the Bank. Mr. Hutchinson served as Senior Vice President of the retail financial services division of Michigan National Bank. Prior to assuming responsibility for retail management in 1996, Mr. Hutchinson was Senior Vice President of Small Business Banking for Michigan National Bank, managing sales, credit management and back office operations for both small business and mortgage, as well as non-branch delivery. Before joining Michigan National Bank in 1994, Mr. Hutchinson was Senior Vice President in charge of New York branches for Chemical Bank. He also held progressively responsible product management and marketing positions with Chemical Bank and with manufacturers Hanover Trust prior to its merger with Chemical Bank in 1991.

   David S. Fisher--Chief Financial Officer and Executive Vice President of the Corporation and the Bank. Mr. Fisher joined the Bank in June 2000. Mr. Fisher served as Senior Vice President and Treasurer of Associated Banc-Corp from May 1998 to May 2000 and was responsible for financial analysis and planning, investments, funding, asset/liability management, treasury and investment accounting functions. Previously, Mr. Fisher was Senior Vice President and director of funds management and bank investments at First of America Bank Corporation from 1988 to 1998.

   Peter J. Purcell--Chief Information Officer and Executive Vice President of the Corporation and the Bank. Mr. Purcell joined the Bank in December 2000. Prior to joining the Corporation, Mr. Purcell was a Vice President at NCR from April 1998 to May 2000. Before joining NCR, Mr. Purcell was President and Chief Executive Officer of the Retail Delivery and Card Services Division of First of America Bank Corporation. Mr. Purcell terminated employment on February 5, 2002.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) The following documents are filed as part of this Report:

   (1) Consolidated Financial Statements

       a  Independent Auditors' Report

       b Consolidated Statement of Financial Condition at December 31, 2001 and 2000 and June 30, 2000

       c Consolidated Statement of Operations for the Year Ended December 31, 2001, the Six Months Ended December 31, 2000, and the Years Ended June 30, 2000 and 1999

       d Consolidated Statement of Comprehensive Income (Loss) for the Year Ended December 31, 2001, the Six Months Ended December 31, 2000, and the Years Ended June 30, 2000 and 1999

       e Consolidated Statement of Stockholders' Equity for the Year Ended December 31, 2001, the Six Months Ended December 31, 2000, and the Years Ended June 30, 2000 and 1999

       f Consolidated Statement of Cash Flows for the Year Ended December 31, 2001, the Six Months Ended December 31, 2000, and the Years Ended June 30, 2000 and 1999

       g  Notes to Consolidated Financial Statements

   (2) Financial Statement Schedules:

       All financial statement schedules have been omitted as the required information is not applicable, not required or is included in the consolidated financial statements or related notes included in Item 8 of this Report.

   (3) Exhibits:

       See "Index to Exhibits" of this Report.

(B) Reports on Form 8-K:

   On November 9, 2001, the Corporation filed a Form 8-K regarding the October 30, 2001, announcement that the interest rate would remain the same at 7.95% on the Corporation's fixed-rate subordinated extendible notes due December 1, 2006. Contractual interest on these notes was set at 7.95% until December 1, 2001, and is paid monthly. This interest rate exceeds 105% of the effective interest rate on comparable maturity U.S. Treasury obligations, as defined in the Indenture, and will remain effective until December 1, 2004.

   On December 14, 2001, the Corporation filed a Form 8-K regarding the December 13, 2001, announcement that its 2001 earnings would exceed previous consensus estimates. The Corporation also projected 2002 earnings per share of more than $2.00 per share, or approximately $2.16 per share considering the impact of SFAS No. 142 on the cessation of goodwill amortization.

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

                                               COMMERCIAL FEDERAL CORPORATION

                       Date: March 29, 2002    By:  /s/  WILLIAM A. FITZGERALD
                                                   -----------------------------
                                                       William A. Fitzgerald
                                                       Chairman of the Board
                                                    and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

/s/  William A. Fitzgerald    Principal Executive Officer   March 29, 2002
-----------------------------
William A. Fitzgerald
Chairman of the Board and
Chief Executive Officer

/s/  David S. Fisher          Principal Financial Officer   March 29, 2002
-----------------------------
David S. Fisher
Executive Vice President
and Chief Financial Officer

/s/  GARY L. MATTER           Principal Accounting Officer  March 29, 2002
-----------------------------
Gary L. Matter
Senior Vice President,
Controller and Secretary

/s/  ROBERT J. HUTCHINSON     Director                      March 29, 2002
-----------------------------
Robert J. Hutchinson
President and Chief Operating
Officer

/s/  TALTON K. ANDERSON       Director                      March 29, 2002
-----------------------------
Talton K. Anderson

/s/  MICHAEL P. GLINSKY       Director                      March 29, 2002
-----------------------------
Michael P. Glinsky

/s/  ROBERT F. KROHN          Director                      March 29, 2002
-----------------------------
Robert F. Krohn

/s/  CARL G. MAMMEL           Director                      March 29, 2002
-----------------------------
Carl G. Mammel

/s/  JAMES P. O'DONNELL       Director                      March 29, 2002
-----------------------------
James P. O'Donnell

          Signature                       Title                  Date
          ---------                       -----                  ----

/s/  ROBERT D. TAYLOR         Director                      March 29, 2002
-----------------------------
Robert D. Taylor

/s/  ALDO J. TESI             Director                      March 29, 2002
-----------------------------
Aldo J. Tesi

/s/  JOSEPH J. WHITESIDE      Director                      March 29, 2002
-----------------------------
Joseph J. Whiteside

/s/  GEORGE R. ZOFFINGER      Director                      March 29, 2002
-----------------------------
George R. Zoffinger

                               INDEX TO EXHIBITS

Exhibit
Number  Identity of Exhibits
------- --------------------

  3.1   Articles of Incorporation of Registrant, as amended and restated (incorporated by reference to the
        Registrant's Current Report on Form 8-K dated July 3, 1998)

  3.2   Bylaws of Registrant, as Amended and Restated (incorporated by reference to the Registrant's
        Current Report on Form 8-K dated May 7, 2001)

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

Exhibit
Number  Identity of Exhibits
------- --------------------

 10.13  Mid Continent Bancshares, Inc. 1994 Stock Option Plan (incorporated by reference to the
        Registrant's Post-Effective Amendment No. 1 to Form S-4 under cover of Form S-8--File
        No. 333-42817)

 10.14  Perpetual Midwest Financial, Inc. 1993 Stock Option and Incentive Plan (incorporated by reference to the Registrant's Post-Effective Amendment No. 1 to Form S-4 under cover of Form S-8--File
        No. 333-45613)

 10.15  First Colorado Bancorp, Inc. 1992 Stock Option Plan and First Colorado Bancorp, Inc. 1996 Stock
        Option Plan (incorporated by reference to the Registrant's Post-Effective Amendment No. 1 to
        Form S-4 under cover of Form S-8--File No. 333-49967)

 10.15  Commercial Federal 401(k) Plan for Acquired Companies (incorporated by reference to the
        Registrant's Form S-8 Registration Statement No. 333-91065)

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

 10.19  Change of Control Executive Severance Agreement with Peter J. Purcell dated June 1, 2001
        (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly
        Period Ended June 30, 2001--File No. 1-11515)

 10.20  Change of Control Executive Severance Agreement with Robert J. Hutchinson dated June 1, 2001
        (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly
        Period Ended June 30, 2001--File No. 1-11515)

 10.21  Offer of Employment Agreement with Robert J. Hutchinson dated April 18, 2001 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30,
        2001--File No. 1-11515)

 10.22  Separation, Waiver and Release Agreement with Peter J. Purcell dated February 5, 2002 (filed herewith)

    21  Subsidiaries of the Corporation (filed herewith)

    22  Consent of Independent Auditors (filed herewith)