Form 10-K/A
period 2001-12-31
COMMERCIAL FEDERAL CORP
filed 2002-04-11
CIK 744778

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-K/A

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

     This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 is being filed to correct four typographical errors in Item 8 (Financial Statements and Supplementary Data) as follows:

     (i) the entry for the deferred tax provision (benefit) for the year ended December 31, 2001 as shown in the Consolidated Statement of Cash Flows; page 82;
(ii) the entry for the fair value change in interest only strips as shown in the Consolidated Statement of Comprehensive Income (Loss) for the six months ended December 31, 2000; page 79; (iii) the total amount of mandatory forward sales commitments at December 31, 2000 as disclosed in Footnote 14 (Derivative Financial Instruments) of the Notes to the Consolidated Financial Statements; and (iv) an entry for Other Items in a table showing the components of the Deferred Tax Asset as of June 30, 2000 as disclosed in Footnote 15 (Income Taxes) of the Notes to the Consolidated Financial Statements.

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
                                                  ============= =============  ===========  ===========


           See accompanying Notes to Consolidated Financial Statements.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)


                                                                             Six Months
                                                                Year Ended     Ended     Year Ended June 30,
-                                                              December 31, December 31, ------------------
                                                                   2001         2000       2000      1999
-                                                              ------------ ------------ --------  --------
                                                                          (Dollars in Thousands)

Net Income (Loss).............................................   $ 97,682     $(69,501)  $104,008  $ 92,392
Other Comprehensive Income (Loss):
   Unrealized holding gains (losses) on securities available
     for sale.................................................     28,890       77,728    (12,242)  (10,443)
   Fair value adjustment on interest rate swap agreements.....    (72,661)     (92,749)        --        --
   Fair value change in interest only strips..................      1,901       (1,700)     2,057        --
   Reclassification of net losses (gains) included in net
     income (loss) pertaining to:.............................
       Securities sold........................................    (18,298)      29,970         --    (4,376)
       Termination of swap agreements.........................         --       38,209         --        --
       Amortization of fair value adjustments of interest
         rate swap agreements.................................      2,034          170         --        --
                                                                 --------     --------   --------  --------
Other Comprehensive Income (Loss) Before Income Taxes
  and Cumulative Effect of Change in Accounting Priniciple....    (58,134)      51,628    (10,185)  (14,819)
Income Tax Provision (Benefit)................................    (21,691)      20,250     (3,807)   (5,187)
                                                                 --------     --------   --------  --------
Other Comprehensive Income (Loss) Before Cumulative
  Effect of Change in Accounting Principle....................    (36,443)      31,378     (6,378)   (9,632)
Cumulative Effect of Change in Accounting Principle, Net of
  Tax Benefit.................................................         --      (30,760)        --        --
                                                                 --------     --------   --------  --------
Other Comprehensive Income (Loss).............................    (36,443)         618     (6,378)   (9,632)
                                                                 --------     --------   --------  --------
Comprehensive Income (Loss)...................................   $ 61,239     $(68,883)  $ 97,630  $ 82,760
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
                                      ====  =========  ========    ========      ====    =========

         See accompanying Notes to Consolidated Financial Statements.

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                          Year Ended June 30,
                                                                                        ----------------------
                                                                           Six Months
                                                            Year Ended       Ended
                                                           December 31,   December 31,
                                                               2001           2000         2000        1999
                                                          -------------  -------------  ---------  -----------
                                                                         (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)........................................ $      97,682  $     (69,501) $ 104,008  $    92,392
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
   Cumulative effect of changes in accounting
     principles, net.....................................            --         19,125      1,776           --
   Amortization of core value of deposits................         7,211          3,903      8,563        8,984
   Amortization of goodwill..............................         8,134          4,250      8,673        6,718
   Provision for losses on loans.........................        38,945         27,854     13,760       12,400
   Depreciation and amortization.........................        18,841          9,968     20,414       18,172
   Amortization of deferred discounts and fees, net......         3,947          1,493        581        2,542
   Amortization of mortgage servicing rights.............        17,092          4,558      8,703       12,021
   Valuation adjustment of mortgage servicing rights.....        19,058            583         --           --
   Deferred tax provision (benefit)......................       (13,861)       (30,965)    34,302       17,093
   Loss (gain) on sales of real estate and loans, net....        (9,564)        17,593     (1,258)      (4,618)
   Loss (gain) on sales of securities and change in fair
     value of derivatives, net...........................       (15,422)        69,462         --       (4,376)
   Gain on sales of facilities...........................       (18,304)        (2,516)    (8,506)      (1,076)
   Stock dividends from Federal Home Loan Bank...........            --             --     (7,479)     (10,827)
   Proceeds from sales of
     mortgage-backed securities--trading.................            --         65,596         --           --
   Proceeds from sales of
     investment securities--trading......................            --        339,123         --           --
   Proceeds from sales of loans..........................     2,745,118        631,542    761,960    1,958,807
   Origination of loans for resale.......................      (913,931)      (199,364)  (185,994)    (479,852)
   Purchases of loans for resale.........................    (2,098,729)      (445,265)  (525,236)  (1,411,210)
   Increase in bank owned life insurance.................       (13,872)          (713)        --           --
   Decrease (increase) in interest receivable............        11,878         (2,544)    (4,478)       1,261
   Increase (decrease) in interest payable and other
     liabilities.........................................        86,050         23,337     17,587      (22,804)
   Other items, net......................................       (81,103)       (54,215)   (63,949)      33,911
                                                          -------------  -------------  ---------  -----------
       Total adjustments.................................      (208,512)       482,805     79,419      137,146
                                                          -------------  -------------  ---------  -----------
          Net cash (used) provided by operating
            activities................................... $    (110,830) $     413,304  $ 183,427  $   229,538
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
                                                       =============  =============  ===========  ===========

                COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

                                                                        Six Months
                                                           Year Ended     Ended        Year Ended June 30,
                                                          December 31, December 31, ------------------------
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

Note 2.  Investment Securities

   Investment securities are summarized as follows:

                                                                        Gross      Gross
                                                          Amortized   Unrealized Unrealized
December 31, 2001                                           Cost        Gains      Losses   Fair Value
-----------------                                         ----------  ---------- ---------- ----------
Available for sale:
   U.S. Treasury and other Government agency obligations. $  846,795   $ 8,480    $(7,144)  $  848,131
   States and political subdivisions.....................    177,459     3,306     (1,172)     179,593
   Other securities......................................    118,472     4,490       (341)     122,621
                                                          ----------   -------    -------   ----------
                                                          $1,142,726   $16,276    $(8,657)  $1,150,345
                                                          ==========   =======    =======   ==========
   Weighted average interest rate........................       5.48%
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

   At December 31, 2001 and 2000, and June 30, 2000, the Corporation pledged real estate loans totaling $3,733,629,000, $3,183,309,000 and $4,864,455,000, respectively, as collateral for Federal Home Loan Bank advances and other borrowings.

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


   Beginning in 2001, the Corporation designated mandatory forward sales commitments to sell residential mortgage loans as hedging the change in fair value of loans held for sale. At December 31, 2001, these commitments totaling $445,000,000 had a fair value gain of $3,060,000. Mandatory forward sales commitments, which were excluded from hedge designation and the assessment of effectiveness, resulted in a net loss of $1,100,000 during the year ended December 31, 2001. This net loss is included in Gain (Loss) on Sales of Loans in the Consolidated Statement of Operations. At December 31, 2000, the Corporation had mandatory forward sales commitments totaling $176,862,000 with a fair value loss of $2,085,000.


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
                                                                  ====        =====     ====  ====

   The components of deferred tax assets and liabilities are as follows:



                                                 December 31,
                                              ------------------  June 30,
                                                2001      2000      2000
                                              --------  --------  --------
     Deferred tax assets:
        Interest rate swap agreements........ $ 43,969  $ 13,794  $     --
        Allowance for losses on loans and
          real estate not currently
          deductible.........................   39,212    35,095    27,285
        State net operating loss
          carryforwards......................   12,247    10,357     7,678
        Basis differences between tax and
          financial reporting arising from
          acquisitions.......................    8,217     9,214     9,743
        Employee benefits....................    4,408     5,007     3,993
        Other items..........................    8,452    10,403     9,003
                                              --------  --------  --------
                                               116,505    83,870    57,702
     Valuation allowance.....................  (15,845)  (10,911)   (5,074)
                                              --------  --------  --------
                                               100,660    72,959    52,628
                                              --------  --------  --------
     Deferred tax liabilities:
        Mortgage servicing rights............   14,572    17,520     9,327
        Federal Home Loan Bank stock.........   14,838    20,238    21,557
        Real estate investment trust
          deferred income....................   10,380    10,010    35,688
        Core value of acquired deposits......    8,633    10,318    12,041
        Differences between book and tax
          basis of premises and equipment....    7,845     7,967     8,749
        Mark-to-market of securities
          available for sale.................    7,200       940        --
        Deferred loan fees...................    2,595     3,492     4,337
        Other items..........................    5,489     7,574     8,419
                                              --------  --------  --------
                                                71,552    78,059   100,118
                                              --------  --------  --------
     Net deferred tax asset (liability)...... $ 29,108  $ (5,100) $(47,490)
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

   The following table presents the activity of all stock option plans for each of the two fiscal years ended June 30, 2000, the six months ended December 31, 2000, and the year ended December 31, 2001, and the stock options outstanding at the end of the respective periods:

                                                             Stock     Weighted Average Aggregate
                                                         Option Shares Price Per Share   Amount
                                                         ------------- ---------------- ---------
Outstanding at June 30, 1998............................   2,864,256        $19.11      $ 54,723
   Granted..............................................     766,825         24.19        18,549
   Exercised............................................  (1,000,491)        12.78       (12,785)
   Canceled.............................................     (41,483)        32.32        (1,357)
                                                          ----------        ------      --------
Outstanding at June 30, 1999............................   2,589,107         22.84        59,130
   Granted..............................................     796,756         15.49        12,342
   Exercised............................................    (184,845)        11.58        (2,141)
   Canceled.............................................    (251,216)        27.49        (6,906)
                                                          ----------        ------      --------
Outstanding at June 30, 2000............................   2,949,802         21.16        62,425
   Granted..............................................      92,935         16.08         1,494
   Exercised............................................     (64,650)        12.96          (838)
   Canceled.............................................    (143,107)        23.59        (3,376)
                                                          ----------        ------      --------
Outstanding at December 31, 2000........................   2,834,980         21.06        59,705
   Granted..............................................   1,086,468         21.71        23,583
   Exercised............................................    (354,009)        13.03        (4,613)
   Canceled.............................................    (335,317)        22.70        (7,612)
                                                          ----------        ------      --------
Outstanding at December 31, 2001........................   3,232,122        $21.99      $ 71,063
                                                          ==========        ======      ========
Exercisable at December 31, 2001........................   2,133,635        $22.88      $ 48,818
                                                          ==========        ======      ========
Shares available for future grants at December 31, 2001:
   1984 Plan............................................     120,300
   1996 Plan............................................   1,123,800

   The following table summarizes information about the Corporation's stock options outstanding at December 31, 2001:

          Shares Subject to Outstanding Options              Shares Exercisable
---------------------------------------------------------   ---------------------
                                  Weighted Average Weighted              Weighted
                     Stock Option    Remaining     Average  Stock Option Average
Range of Exercise       Shares    Contractual Life Exercise    Shares    Exercise
     Prices          Outstanding      in Years      Price   Exercisable   Price
------------------   ------------ ---------------- -------- ------------ --------
 $   2.23 - $ 6.26        9,591         2.30        $ 6.22       9,591    $ 6.22
     9.01 -  12.61      166,725         4.96         11.09     166,725     11.09
    13.77 -  15.69      677,421         8.04         15.40     372,812     15.16
    16.43 -  18.50      210,568         6.96         17.54     210,568     17.54
    22.00 -  23.08    1,152,376         8.51         22.08     358,498     22.26
    24.19 -  25.26      513,214         7.33         24.22     513,214     24.22
             34.16      502,227         6.37         34.16     502,227     34.16
 -----------------    ---------         ----        ------   ---------    ------
 $   2.23 - $34.16    3,232,122         7.59        $21.99   2,133,635    $22.88
 =================    =========         ====        ======   =========    ======

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

                                               COMMERCIAL FEDERAL CORPORATION


                       Date: April 11, 2002    By:  /s/  DAVID S. FISHER
                                                   -----------------------------
                                                      David S. Fisher
                                                      Executive Vice President
                                                      and Chief Financial
                                                      Officer