Form 10-Q
period 2002-03-31
COMMERCIAL FEDERAL CORP
filed 2002-05-15
CIK 744778

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2002
                                                -----------------
                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


Commission file number 1-11515
                       -------

                         COMMERCIAL FEDERAL CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  Nebraska                                 47-0658852
  ------------------------------------------           ------------------------
       (State or other jurisdiction of                      (I. R. S. Employer
        incorporation or organization)                    Identification Number)

  13220 California Street, Omaha, Nebraska                        68154
  ----------------------------------------             ------------------------
    (Address of principal executive offices)                    (Zip Code)


                                 (402)554-9200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
 ------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X      NO ______
    ------
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of Each Class                      Outstanding at May 6, 2002
--------------------------------------           --------------------------
Common Stock, Par Value $.01 Per Share                  45,305,746

                         COMMERCIAL FEDERAL CORPORATION
                         ------------------------------

                                    FORM 10-Q
                                    ---------

                                      INDEX
                                      -----

---------------------------------------------------------------------------------------------------------------------

Part I.      Financial Information                                                                   Page Number
             ---------------------                                                                   -----------
             Item 1.       Condensed Financial Statements:

                               Consolidated Statement of Financial Condition as of
                                  March 31, 2002 and December 31, 2001                                     3

                               Consolidated Statement of Operations for the Three
                                  Months Ended March 31, 2002 and 2001                                   4-5

                               Consolidated Statement of Comprehensive Income for the
                                  Three Months Ended March 31, 2002 and 2001                               6

                               Consolidated Statement of Cash Flows for the
                                  Three Months Ended March 31, 2002 and 2001                             7-8

                               Notes to Consolidated Financial Statements                               9-16

             Item 2.       Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                                     17-26

             Item 3.       Quantitative and Qualitative Disclosures About Market Risk                     26
---------------------------------------------------------------------------------------------------------------------

Part II.     Other Information
             -----------------

             Item 4.       Submission of Matters to a Vote of Security Holders                            27

             Item 5.       Other Information                                                              27

             Item 6.       Exhibits and Reports on Form 8-K                                               27
---------------------------------------------------------------------------------------------------------------------


Signature Page                                                                                            28


---------------------------------------------------------------------------------------------------------------------

                 COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          Item 1. FINANCIAL STATEMENTS
                          ----------------------------

-------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                       March 31,      December 31,
ASSETS                                                                                         2002            2001
-------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)     (Audited)
Cash (including short-term investments of $392 and $590)                                  $     149,697    $    206,765
Investment securities available for sale, at fair value                                       1,090,650       1,150,345
Mortgage-backed securities available for sale, at fair value                                  1,826,708       1,829,728
Loans and leases held for sale, net                                                             472,029         470,647
Loans receivable, net of allowances of $102,287 and $102,359                                  7,831,457       7,932,778
Federal Home Loan Bank stock                                                                    250,554         253,946
Real estate, net                                                                                 58,071          57,476
Premises and equipment, net                                                                     153,161         158,691
Bank owned life insurance                                                                       217,937         214,585
Other assets                                                                                    506,492         435,174
Core value of deposits, net of accumulated amortization of $56,533 and $54,900                   27,100          28,733
Goodwill                                                                                        162,717         162,717
-------------------------------------------------------------------------------------------------------------------------

      Total Assets                                                                        $  12,746,573    $ 12,901,585
-------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------

Liabilities:
   Deposits                                                                               $   6,282,480    $  6,396,522
   Advances from Federal Home Loan Bank                                                       4,905,581       4,939,056
   Other borrowings                                                                             540,409         520,213
   Other liabilities                                                                            272,609         311,140
-------------------------------------------------------------------------------------------------------------------------

      Total Liabilities                                                                      12,001,079      12,166,931
-------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies                                                                        --              --
-------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued                        --              --
   Common stock, $.01 par value; 120,000,000 shares authorized; 45,258,495 and
      45,974,648 shares issued and outstanding                                                      453             460
   Additional paid-in capital                                                                    63,441          80,799
   Retained earnings                                                                            729,523         705,160
   Accumulated other comprehensive loss, net                                                    (47,923)        (51,765)
-------------------------------------------------------------------------------------------------------------------------

      Total Stockholders' Equity                                                                745,494         734,654
-------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                          $  12,746,573    $ 12,901,585
-------------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Condensed Consolidated Financial Statements.

                 COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                                     Three Months Ended
                                                                                      March 31
                                                                         ---------------------------------
                                                                              2002                2001
----------------------------------------------------------------------------------------------------------
Interest Income:
  Loans receivable                                                         $ 152,039           $ 180,699
  Mortgage-backed securities                                                  26,858              26,242
  Investment securities                                                       19,119              17,137
----------------------------------------------------------------------------------------------------------
     Total interest income                                                   198,016             224,078
Interest Expense:
  Deposits                                                                    48,804              92,579
  Advances from Federal Home Loan Bank                                        58,894              55,982
  Other borrowings                                                             5,735               3,688
----------------------------------------------------------------------------------------------------------
     Total interest expense                                                  113,433             152,249
Net Interest Income                                                           84,583              71,829
Provision for Loan Losses                                                     (6,589)             (4,443)
----------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                           77,994              67,386

Other Income (Loss):
  Retail fees and charges                                                     12,408              12,063
  Loan servicing fees, net                                                     3,365               1,068
  Gain (loss) on sales of securities and changes
    in fair values of derivatives, net                                        (4,843)              9,058
  Gain (loss) on sales of loans                                                3,439              (2,469)
  Bank owned life insurance                                                    3,601               3,625
  Real estate operations                                                      (1,397)               (515)
  Other operating income                                                       7,675               7,880
----------------------------------------------------------------------------------------------------------
     Total other income                                                       24,248              30,710

Other Expense:
  General and administrative expenses -
     Compensation and benefits                                                28,495              26,505
     Occupancy and equipment                                                   9,326               9,842
     Data processing                                                           4,434               4,605
     Advertising                                                               2,915               2,516
     Communication                                                             3,056               3,295
     Item processing                                                           3,461               3,954
     Outside services                                                          2,982               3,248
     Other operating expenses                                                  6,555               5,924
     Exit costs and termination benefits                                          --               1,955
----------------------------------------------------------------------------------------------------------
       Total general and administrative expenses                              61,224              61,844
  Amortization of core value of deposits                                       1,633               1,943
  Amortization of goodwill                                                         -               2,120
----------------------------------------------------------------------------------------------------------
       Total other expense                                                    62,857              65,907
----------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                    39,385              32,189
Provision for Income Taxes                                                    11,402               9,955
----------------------------------------------------------------------------------------------------------

Net Income                                                                 $  27,983           $  22,234
----------------------------------------------------------------------------------------------------------

                 COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
                                   (Unaudited)

-------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                         Three Months Ended
                                                                          March 31,
                                                                 --------------------------
                                                                     2002           2001
-------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares
     Outstanding Used in Basic Earnings Per Share Calculation     45,355,667     52,495,634
Add Assumed Exercise of Outstanding Stock Options
     as Adjustments for Dilutive Securities                          554,935        437,137
-------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares
     Outstanding Used in Diluted Earnings Per Share Calculation   45,910,602     52,932,771
-------------------------------------------------------------------------------------------
Basic Earnings Per Common Share                                  $       .62   $        .42
-------------------------------------------------------------------------------------------
Diluted Earnings Per Common Share                                $       .61   $        .42
-------------------------------------------------------------------------------------------
Dividends Declared Per Common Share                              $       .08   $        .07
-------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                 COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                            Three Months Ended
                                                                                       March 31,
                                                                                ----------------------
                                                                                 2002           2001
---------------------------------------------------------------------------------------------------------
Net Income                                                                      $  27,983    $   22,234

Other Comprehensive Income (Loss):
  Unrealized holding gains (losses) on securities available for sale              (29,894)       25,235
  Fair value adjustment on interest rate swap agreements                           31,987       (32,097)
  Fair value change in interest only strips                                          (144)         (905)
  Reclassification of net losses (gains) included in net income pertaining to:
       Securities sold                                                              3,150        (8,091)
       Amortization of fair value adjustments of interest rate swap agreements        509           509
---------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss) Before Income Taxes                               5,608       (15,349)
Income Tax Provision (Benefit)                                                      1,766        (2,118)
---------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                                   3,842       (13,231)
---------------------------------------------------------------------------------------------------------
Comprehensive Income                                                            $  31,825    $    9,003
---------------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                 COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                      Three Months Ended
                                                                                                 March 31,
                                                                                      ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                      2002               2001
--------------------------------------------------------------------------------------------------------------------
Net income                                                                            $  27,983          $  22,234
Adjustments to reconcile net income to net cash provided (used) by operating activities:
     Amortization of core value of deposits                                               1,633              1,943
     Amortization of goodwill                                                                 -              2,120
     Provision for losses on loans                                                        6,589              4,443
     Depreciation and amortization                                                        4,495              4,827
     Amortization of deferred discounts and fees, net                                     2,486                871
     Amortization of mortgage servicing rights                                            6,668              3,388
     Valuation adjustment of mortgage servicing rights                                     (529)             5,484
     (Gain) loss on sales of real estate and loans, net                                  (3,386)             2,202
     (Gain) loss on sales of  securities and change in fair value of derivative           4,843             (9,058)
     Proceeds from sales of loans                                                       624,553            577,758
     Origination of loans for resale                                                   (233,006)          (228,525)
     Purchases of loans for resale                                                     (544,340)          (586,476)
     Increase in bank owned life insurance, net                                          (3,352)            (3,420)
     Decrease in interest receivable                                                      2,032             10,208
     Decrease in interest payable and other liabilities                                 (38,480)            (2,176)
     Other items, net                                                                   (36,179)           (30,588)
                                                                                      ---------          ---------
        Total adjustments                                                              (205,973)          (246,999)
                                                                                      ---------          ---------
          Net cash used by operating activities                                        (177,990)          (224,765)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
--------------------------------------------------------------------------------------------------------------------
Purchases of loans                                                                     (112,336)           (51,773)
Repayment of loans, net of originations                                                 366,781             92,769
Proceeds from sales of mortgage-backed securities available for sale                     18,147             24,525
Principal repayments of mortgage-backed securities available for sale                   276,835             92,015
Purchases of mortgage-backed securities available for sale                             (306,092)          (130,515)
Maturities and principal repayments of investment securities available for sale           8,490             21,523
Proceeds from sales of investment securities available for sale                         122,838            196,954
Purchases of investment securities available for sale                                   (88,576)          (258,161)
Purchases of Federal Home Loan Bank stock                                                (2,942)            (7,125)
Proceeds from sales of Federal Home Loan Bank stock                                       6,334             61,360
Proceeds from sales of real estate                                                       13,093              6,212
Payments to acquire real estate                                                          (9,490)               (33)
Dispositions (purchases) of premises and equipment, net                                   1,035             (1,848)
Other items, net                                                                         (2,731)             2,165
                                                                                      ---------          ---------
          Net cash provided by investing activities                                     291,386             48,068
--------------------------------------------------------------------------------------------------------------------

                 COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                      Three Months Ended
                                                                                                 March 31,
                                                                                    ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                                      2002                  2001
------------------------------------------------------------------------------------------------------------------------
Decrease in deposits                                                                $   (114,042)          $   (53,391)
Proceeds from Federal Home Loan Bank advances                                                 --               527,500
Repayments of Federal Home Loan Bank advances                                            (37,025)             (374,025)
Proceeds from securities sold under agreements to repurchase                             108,075               102,752
Repayments of securities sold under agreements to repurchase                              (8,118)               (2,722)
Repayments of other borrowings                                                           (79,761)               (1,813)
Purchases of swaption agreements                                                         (18,175)                   --
Payments of cash dividends on common stock                                                (3,671)               (3,729)
Repurchases of common stock                                                              (19,474)              (35,383)
Issuance of common stock                                                                   1,727                 1,450
                                                                                    ------------           -----------
             Net cash (used) provided by financing activities                           (170,464)              160,639
------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
------------------------------------------------------------------------------------------------------------------------

Decrease in net cash position                                                            (57,068)              (16,058)
Balance, beginning of year                                                               206,765               192,358
                                                                                    ------------           -----------
Balance, end of period                                                              $    149,697           $   176,300
------------------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------------------------------------------------------------------------------

Cash paid during the period for:
   Interest expense                                                                 $    111,784           $   152,473
   Income taxes, net                                                                      12,654                    15
Non-cash investing and financing activities:
   Loans exchanged for mortgage-backed securities                                             --                11,682
   Loans transferred to real estate                                                        2,496                28,805
   Loans to facilitate the sale of real estate                                                --                   180
------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                 COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)

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

The accompanying interim consolidated financial statements have not been audited by independent auditors. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present the financial statements have been included. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results which may be expected for the entire calendar year 2002.

B.   IMPLEMENTATION OF SFAS NO. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS:"
     --------------------------------------------------------------------

Effective January 1, 2002, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") which superceded APB Opinion No. 17 "Intangible Assets." The provisions of SFAS No. 142 require a change in accounting for goodwill such that upon initial adoption, amortization of goodwill ceases, and that goodwill will be evaluated for impairment as of January 1, 2002, at the reporting unit level. Identifiable intangible assets continue to be amortized over their useful lives and reviewed for impairment under SFAS No. 142. Beginning January 1, 2002, goodwill totaling $162,717,000 is no longer amortized; instead it will be evaluated for impairment initially and then at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

During the quarter ended June 30, 2002, the Corporation will have completed its initial evaluation for potential impairment of goodwill. If the Corporation finds any goodwill is impaired pursuant to the initial adoption of this statement, the loss from that transitional impairment will be reported as a change in accounting principle as of the beginning of the calendar year 2002. Management of the Corporation has not determined the total effect that the initial adoption of this statement will have on Corporation's financial position, liquidity or results of operations.

Core value of deposits is the only intangible asset of the Corporation subject to amortization effective January 1, 2002. The following table sets forth the estimated amortization expense for core value of deposits for 2002 and thereafter:

-----------------------------------------------------------------------------
                                                            Amortization
For the year ended December 31:                                Expense
-----------------------------------------------------------------------------
  2002                                                       $  6,368
  2003                                                          5,533
  2004                                                          4,402
  2005                                                          3,875
  2006                                                          3,233
  2007                                                          2,719
  2008 and thereafter                                           2,603
-----------------------------------------------------------------------------

B.  IMPLEMENTATION OF SFAS NO. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS"
    ---------------------------------------------------------------------
    (Continued):
    ------------

The following table reflects consolidated results adjusted as though the adoption of SFAS No. 142 was as of the beginning of the three-month period ended March 31, 2001:

------------------------------------------------------------------------------
                                                      Three Months Ended
                                                            March 31,
------------------------------------------------------------------------------
                                                       2002           2001
------------------------------------------------------------------------------
Reported net income                                 $  27,983       $  22,234
Amortization of goodwill (net of
 income tax benefit of $33 in 2001)                         -           2,087
------------------------------------------------------------------------------
Adjusted net income                                 $  27,983       $  24,321
------------------------------------------------------------------------------
Basic earnings per common share:
 Reported net income                                $     .62       $     .42
 Amortization of goodwill, net of taxes                     -             .04
------------------------------------------------------------------------------
Adjusted net income per basic share                 $     .62       $     .46
------------------------------------------------------------------------------
Diluted earnings per common share:
 Reported net income                                $     .61       $     .42
 Amortization of goodwill, net of taxes                     -             .04
------------------------------------------------------------------------------
Adjusted net income per diluted share               $     .61       $     .46
------------------------------------------------------------------------------

C.   MORTGAGE BANKING ACTIVITIES:
     ----------------------------

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

Mortgage servicing rights are included in the Consolidated Statement of Financial Condition under the caption "Other Assets." The activity of mortgage servicing rights is summarized as follows for the following periods:

------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
                                                                                           March 31,
------------------------------------------------------------------------------------------------------------
                                                                                     2002            2001
------------------------------------------------------------------------------------------------------------
Beginning balance                                                               $   117,217     $   111,110
Mortgage servicing rights retained through loan sales                                 9,614           6,628
Amortization expense                                                                 (6,668)         (3,388)
Other items, net (principally hedge activity)                                        (1,379)          3,255
------------------------------------------------------------------------------------------------------------
                                                                                    118,784         117,605
Valuation adjustments                                                                   529          (5,484)
------------------------------------------------------------------------------------------------------------
Ending balance                                                                  $   119,313     $   112,121
-----------------------------------------------------------------------------------------------------------


The activity of the valuation allowances on mortgage servicing rights is summarized as follows for the following periods:

------------------------------------------------------------------------------------------------------------
                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                ----------------------------
                                                                                   2002              2001
------------------------------------------------------------------------------------------------------------
Beginning balance                                                               $    19,641     $       583
Amounts charged (credited) to operations                                               (529)          5,484
------------------------------------------------------------------------------------------------------------
Ending balance                                                                  $    19,112     $     6,067
------------------------------------------------------------------------------------------------------------


The fair value of the Corporation's mortgage servicing rights totaled approximately $124,841,000 at March 31, 2002 compared to $116,695,000 at March 31, 2001.

The following compares the key assumptions used in measuring the fair values of mortgage servicing rights at the periods presented:

------------------------------------------------------------------------------------------------------------
                                                March 31, 2002                       December 31, 2001
                                        ------------------------------      --------------------------------
                                        Conventional      Governmental      Conventional       Governmental
                                        ------------      ------------      ------------       ------------
Fair value                              $     66,806      $     58,035      $     63,006       $     57,187
Prepayment speed                        6.9% - 62.2%      6.4% - 53.2%      7.1% - 63.2%         0% - 59.3%
Weighted average prepayment speed              15.7%             16.2%             16.1%              16.4%
Discount rate                           9.6% - 11.9%     11.4% - 11.9%      9.6% - 13.2%      11.4% - 11.9%
------------------------------------------------------------------------------------------------------------

D.   COMMITMENTS AND CONTINGENCIES:
     -----------------------------

At March 31, 2002, the Corporation's outstanding commitments, excluding undisbursed portions of loans in process, were as follows:

----------------------------------------------------------------------------------------------
Originate residential mortgage loans                                            $     168,024
Purchase residential mortgage loans                                                   114,251
Originate commercial real estate loans                                                141,652
Originate consumer, commercial operating and agricultural loans                        16,041
Unused lines of credit for commercial and consumer use                                192,288
Purchase investment securities                                                         57,850
Purchase mortgage-backed securities                                                     5,978
----------------------------------------------------------------------------------------------
                                                                                $     696,084
----------------------------------------------------------------------------------------------

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

At March 31, 2002, the Corporation had approximately $339,015,000 in mandatory forward delivery commitments to sell residential mortgage loans. At March 31, 2002, loans sold subject to recourse provisions totaled approximately $6,385,000 which represents the total potential credit risk associated with these particular loans. Any credit risk would, however, be offset by the value of the single-family residential properties that collateralize these loans.

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

E.   SEGMENT INFORMATION:
     -------------------

Effective January 1, 2002, the Corporation's operations were realigned into four lines of business operations for management reporting purposes. These lines of business units are Commercial Banking, Mortgage Banking, Retail Banking and Treasury. Before this realignment, the Corporation identified and utilized two lines of business: Community Banking and Mortgage Banking. The segment information for March 31, 2001, was restated to reflect these changes. This realignment was made to allow management to make more well-informed operating decisions, to focus resources to benefit both the Corporation and its customers, and to assess performance and products on a continuous basis.

The financial information presented does not necessarily represent the business unit's results of operations or financial condition as if they were independent companies. This information in the following tables is derived from management's internal reporting system used to measure the performance of the segments and the Corporation in total. This management reporting system and the results of operations and financial condition by reported business unit are not in accordance with accounting principles generally accepted in the United States.

The Commercial Banking segment involves the origination of commercial operating, agricultural, commercial real estate, and small business loans, as well as indirect lending and commercial and residential construction loans. Also included in this segment is commercial demand and time deposits and cash management products. The Commercial Banking services are offered through the Bank's branch network and the Internet.

The Mortgage Banking segment involves the origination of residential mortgage loans, the sale of these mortgage loans in the secondary mortgage market, the servicing of mortgage loans, and the purchase and origination of rights to service mortgage loans. Mortgage Banking operations are conducted through the Bank's branches, mortgage loan offices and a nationwide correspondent network of mortgage loan originators.

The Retail Banking segment involves a variety of traditional banking and financial services. These services include consumer checking, savings and certificates of deposit accounts (regular and retirement); consumer loans for home equity, autos, secured and unsecured purposes, as well as credit cards; and all retail banking services including overdraft protection, electronic and telephone bill-paying and cash advances. Also included in this segment is insurance and securities brokerage services. The Retail Banking services are offered through the Bank's branch network, automated teller machines, customer support telephone centers and the Internet.

The Treasury segment is responsible for corporate asset and liability management including the Corporation's investment and mortgage-backed securities, single-family residential mortgage loans, wholesale deposits, advances from the Federal Home Loan Bank ("FHLB") and all other borrowings. The Treasury segment also manages the interest rate risk of the Corporation.

Net interest income is determined by the Corporation's internal funds transfer pricing system which calculates each segment's net interest income contribution based on the type, maturity or repricing characteristics of certain assets and liabilities. The provision for loan losses by segment is based upon the current and historical business cycle loss rates. Total other income consists of revenue directly attributable to each segment, allocations based on segment ownership of certain assets and liabilities, and bank owned life insurance allocated to segments net of associated expenses and income taxes. Total other expense consists of direct expenses attributable to each segment and indirect expenses allocated by an activity-based costing system using full absorption. Income taxes are calculated separately for each segment with the "other" column used to reconcile net income by segment to the external reported consolidated net income. In addition the "other" column includes the net impact of transfer pricing loan and deposit balances, the reconciliation of provision for loan losses and income taxes to external reported balances, and any residual effects of unallocated systems and other support functions.

      -------------------------------

The contributions of the major business segments to the consolidated results for the three months ended March 31, 2002 and 2001 are summarized in the following tables:


--------------------------------------------------------------------------------------------------------------------------------
                                      Commercial        Mortgage         Retail                                    Consolidated
Three Months Ended:                     Banking         Banking          Banking     Treasury         Other            Total
--------------------------------------------------------------------------------------------------------------------------------
March 31, 2002:
Net interest income                   $   22,620      $   5,827     $    27,437     $   28,699      $      -     $    84,583
Provision (credit) for loan losses         3,047             71           2,208          1,900          (637)          6,589
Total other income (loss)                  1,252          9,312          27,258        (11,757)       (1,817)         24,248
Total other expense (income)               8,437          8,228          46,278           (107)           21          62,857
                                      ----------      ---------     -----------     ----------      --------     -----------
Income (loss) before income taxes         12,388          6,840           6,209         15,149        (1,201)         39,385
Income tax provision (benefit)             4,249          2,456           2,229          3,669        (1,201)         11,402
                                      ----------      ---------     -----------     ----------      --------     -----------
Net income                                 8,139          4,384           3,980         11,480             -          27,983

Total revenue                             23,872         15,139          54,695         16,942        (1,817)        108,831
Intersegment revenue                           -          3,407           4,467            645
Depreciation and amortization                278            378           3,796             43             -           4,495
Total assets                           2,956,866        724,883       1,609,359      7,455,465             -      12,746,573
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
March 31, 2001:
Net interest income                   $   16,931      $   2,198     $    31,342     $   21,358      $      -     $    71,829
Provision (credit) for loan losses         1,204             10           1,992          1,436          (199)          4,443
Total other income (loss)                  2,267          6,994          24,810         (2,641)         (720)         30,710
Total other expense (income)               9,300          7,748          48,480         (1,011)        1,390          65,907
                                      ----------      ---------     -----------     ----------      --------     -----------
Income (loss) before income taxes          8,694          1,434           5,680         18,292        (1,911)         32,189
Income tax provision (benefit)             3,162            532           2,107          6,065        (1,911)          9,955
                                      ----------      ---------     -----------     ----------      --------     -----------
Net income                                 5,532            902           3,573         12,227             -          22,234

Total revenue                             19,198          9,192          56,152         18,743          (720)        102,539
Intersegment revenue                           -          2,343           2,437            165
Depreciation and amortization                212            385           4,178             52             -           4,827
Total assets                           2,681,609        660,610       1,746,555      7,654,287             -      12,743,061
--------------------------------------------------------------------------------------------------------------------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following table. Prompt corrective action provisions pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for prompt corrective action provisions under FDICIA, the Bank must maintain certain minimum capital ratios as set forth below. At March 31, 2002, the Bank exceeded the minimum requirements for the well-capitalized category.

The following presents the Bank's regulatory capital levels and ratios relative to its respective minimum capital requirements as of March 31, 2002:

------------------------------------------------------------------------------------------

                                           Actual Capital             Required Capital
                                        ----------------------    ------------------------
                                         Amount         Ratio       Amount         Ratio
------------------------------------------------------------------------------------------
OTS capital adequacy:
     Tangible capital                   $702,648         5.60%     $188,151        1.50%
     Core capital                        705,428         5.62       376,385        3.00
     Risk-based capital                  847,013        11.37       595,851        8.00
------------------------------------------------------------------------------------------
FDICIA regulations to be
  classified well-capitalized:
     Tier 1 leverage capital             705,428         5.62       627,308        5.00
     Tier 1 risk-based capital           705,428         9.47       446,889        6.00
     Total risk-based capital            847,013        11.37       744,814       10.00
------------------------------------------------------------------------------------------

The most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank's classification.

G.  SUBSEQUENT EVENTS:
    ------------------

On May 13, 2002, the Corporation's Board of Directors approved an increase to the Corporation's quarterly cash dividend to $.09 per common share from $.08 per common share. The new dividend rate of $.09 per common share will be paid on July 11, 2002, to stockholders of record as of June 27, 2002.

Effective May 14, 2002, stockholders approved the Corporation's 2002 Stock Option and Incentive Plan (the "2002 Option Plan"). The 2002 Option Plan reserves 2,100,000 shares of the Corporation's common stock for issuance upon the exercise of stock options or stock appreciation rights or the grant of restricted stock. All employees and directors of the Corporation and its affiliates are eligible to participate in the 2002 Option Plan.

H.  CURRENT ACCOUNTING PRONOUNCEMENTS:
    ----------------------------------

Effective January 1, 2002, the Corporation adopted the provisions of Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") that replaced SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement developed one accounting model, based on the provisions of SFAS No. 121, for long-lived assets to be disposed of by sale and addressed implementation issues arising from SFAS No. 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30 "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. SFAS. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Provisions of this statement are generally to be applied prospectively. The adoption of the provisions of this statement did not have any material effect on the Corporation's financial position, liquidity or results of operations.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 -----------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

The statements in this Form 10-Q that are not historical fact are forward-looking statements that involve inherent risks and uncertainties. Management cautions readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause a difference include, but are not limited to: fluctuations in interest rates, inflation, the effect of regulatory or government legislative changes, expected cost savings and revenue growth not fully realized, the progress of strategic initiatives and whether realized within expected time frames, general economic conditions, adequacy of allowance for credit losses, costs or difficulties associated with restructuring initiatives, technology changes and competitive pressures in the geographic and business areas where the Corporation conducts its operations. These forward-looking statements are based on management's current expectations. Actual results in future periods may differ materially from those currently expected because of various risks and uncertainties.

CRITICAL ACCOUNTING POLICIES:
----------------------------

The Corporation's critical accounting policies involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2002, have remained unchanged from December 31, 2001. These policies are allowance for losses on loans, mortgage servicing rights and derivative financial instruments. Disclosure on these critical accounting policies is incorporated by reference under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's Annual Report on Form 10-K for the Corporation's year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

The Corporation's principal asset is its investment in the capital stock of the Bank. Since the Corporation does not generate any significant revenues independent of the Bank, the Corporation's liquidity is dependent on the extent to which it receives dividends from the Bank. The Bank's ability to pay dividends to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Under the capital distribution regulations of the Office of Thrift Supervision ("OTS"), the Bank is permitted to pay capital distributions during a calendar year up to 100% of its retained net income (net income determined in accordance with generally accepted accounting principles less total capital distributions declared) for the current calendar year combined with the Bank's retained net income for the preceding two calendar years without requiring an application for approval to be filed with the OTS. At March 31, 2002, the Bank's total distributions exceeded its retained income by $255.3 million under this regulation thereby requiring the Bank to file an application with the OTS for any capital distributions.

The Corporation manages its liquidity at both the parent company and subsidiary levels. At March 31, 2002, the cash of Commercial Federal Corporation (the "parent company") totaled $20.3 million. Due to the parent company's limited independent operations, the parent company's ability to make future interest and principal payments on its $21.7 million of 7.95% fixed-rate subordinated extendible notes due December 1, 2006, on its $46.4 million of 9.375% fixed-rate junior subordinated debentures due May 15, 2027, and on its term and revolving credit notes is dependent upon its receipt of dividends from the Bank. During the three months ended March 31, 2002, the parent company received cash dividends totaling $35.0 million from the Bank for:

      .   interest payments totaling $4.8 million on the parent company's debt,

      . principal payments of $10.3 million on the parent company's five-year term note and revolving credit note,

      . common stock cash dividends totaling $11.7 million paid by the parent company to its common stock shareholders, and

      .   the financing of common stock repurchases totaling  $8.2 million.

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

During the three months ended March 31, 2002, the Corporation repurchased 798,500 shares of its common stock at a cost of $19.5 million completing the Board authorization on May 7, 2001 to repurchase an additional 5,000,000 shares by December 31, 2002. On February 28, 2002, the Board of Directors authorized an additional stock repurchase for 500,000 shares to be completed no later than December 31, 2003. As of March 31, 2002, no common stock had been repurchased pursuant to this authorization.

------------------------------------------

The Corporation's primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the FHLB and (iv) cash generated from operations. Net cash flows used by operating activities totaled $178.0 million and $224.8 million, respectively, for the three months ended March 31, 2002 and 2001. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans.

Net cash flows provided by investing activities totaled $291.4 million and $48.1 million, respectively, for the three months ended March 31, 2002 and 2001. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities, (ii) the purchases and origination of loans and (iii) the purchases and sales of mortgage-backed and investment securities.

Net cash flows used by financing activities totaled $170.5 million for the three months ended March 31, 2002, and net cash flows provided by financing activities totaled $160.6 million for the three months ended March 31, 2001. Advances from the FHLB and deposits have been the primary sources to balance the Corporation's funding needs during each of the periods presented. The Corporation experienced a net decrease in deposits of $114.0 million for the three months ended March 31, 2002. The net decrease in deposits for the current period is primarily due to the run-off in the higher costing certificates of deposit portfolio and the reduction in brokered deposits used for funding needs as part of the Corporation's business plan. For the three months ended March 31, 2002, certificates of deposits decreased $117.0 million. During the three months ended March 31, 2002, the Corporation purchased $300.0 million notional amount of swaptions at a cost of $18.2 million to hedge the call option on $300.0 million of fixed-rate FHLB advances that are convertible into adjustable-rate advances at the option of the Federal Home Loan Bank. During the three months ended March 31, 2002 and 2001, the Corporation repurchased shares of its common stock totaling $19.5 million and $35.4 million, respectively.

Contractual Obligations and Other Commitments:
---------------------------------------------

Through the normal course of operations, the Corporation enters into certain contractual obligations and other commitments. These obligations generally relate to funding of operations through debt issuances as well as leases for premises and equipment. As a financial institution, the Corporation routinely enters into commitments to extend credit, including loan commitments, standby letters of credit and financial guarantees. At March 31, 2002, the Corporation issued commitments totaling approximately $696.1 million to fund and purchase loans and securities as follows: $91.7 million of single-family adjustable-rate mortgage loans, $190.6 million of single-family fixed-rate mortgage loans, $141.7 million of commercial real estate loans, $16.0 million of consumer, commercial operating and agricultural loans, $57.9 million of investments, $6.0 million of mortgage-backed securities and approximately $192.3 million of unused lines of credit for commercial and consumer use. These outstanding loan commitments to extend credit in order to originate loans or fund commercial and consumer loans lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described. In addition, at March 31, 2002, the Corporation had approximately $339.0 million in mandatory forward delivery commitments to sell residential mortgage loans. The following table represents the Corporation's significant contractual obligations at March 31, 2002, for the next five years:

--------------------------------------------------------------------------------
                                     Long-Term         Lease
Due March 31:                          Debt         Obligations          Total
--------------------------------------------------------------------------------
2003                                 $  73,559       $  6,073       $  79,632
2004                                     7,250          5,394          12,644
2005                                    42,875          3,691          46,566
2006                                         -          2,444           2,444
2007                                   121,725          1,752         123,477
2008 and thereafter                    295,000         12,064         307,064
--------------------------------------------------------------------------------
Totals                               $ 540,409       $ 31,418       $ 571,827
--------------------------------------------------------------------------------

The maintenance of an appropriate level of liquid resources to provide funding necessary to meet the Corporation's current business activities and obligations is an integral element in the management of the Corporation's assets. The Bank's liquidity ratio was 15.26% at March 31, 2002. Liquidity levels will vary depending upon savings flows, future loan fundings, cash operating needs, collateral requirements and general prevailing economic conditions. The Bank does not foresee any difficulty in meeting its liquidity requirements.

OPERATING RESULTS BY SEGMENT:
----------------------------
Commercial Banking
------------------
The Commercial Banking segment reported net income of $8.1 million for the three months ended March 31, 2002, compared to $5.5 million for the three months ended March 31, 2001. Net interest income increased $5.7 million to $22.6 million for the quarter ended March 31, 2002, compared to $16.9 million for the 2001 first quarter. This increase is due primarily to the growth in the average balance of the commercial loan portfolio over last year. The provision for loan losses increased $1.8 million to $3.0 million for the current quarter compared to $1.2 million for the 2001 first quarter. This increase is due to a larger commercial loan portfolio comparing the respective periods since the loss rate applied remained unchanged. Total other income decreased $1.0 million to $1.3 million for the three months ended March 31, 2002, compared to $2.3 million for the 2001 first quarter. Total other income decreased comparing the respective periods due to net losses totaling $435,000 in commercial real estate operations incurred during the 2002 first quarter compared to net gains totaling $485,000 recorded in 2001. Total other expense was down $863,000 to $8.4 million for the three months ended March 31, 2002, compared to $9.3 million for the 2001 first quarter. Total other expense is lower primarily due to $754,000 in additional expenses recorded in the 2001 first quarter to finalize the sale for the leasing portfolio in February 2001.

Mortgage Banking
----------------

The Mortgage Banking segment reported net income of $4.4 million for the first three months ended March 31, 2002, compared to $902,000 for the three months ended March 31, 2001. Net interest income increased $3.6 million to $5.8 million for the quarter ended March 31, 2002, compared to $2.2 million for the three months ended March 31, 2001. This increase is due primarily to an increase in the credit the Mortgage Banking segment received in the 2002 first quarter compared to 2001 from an increase in its custodial earnings computed using an internal cost of funds rate. The custodial earnings increased comparing the respective periods due to increases in escrow balances primarily from mortgage refinancing activity. The other significant increase was in total other income amounting to $9.3 million for the three months ended March 31, 2002, compared to $7.0 million for the three months ended March 31, 2001. Total other income increased due to net gains on the sales of loans totaling $3.4 million for the 2002 first quarter compared to $2.5 million in net losses on the sales of loans incurred in the 2001 first quarter.

Retail Banking
--------------

The Retail Banking segment reported net income of $4.0 million for the three months ended March 31, 2002, compared to $3.6 million for the three months ended March 31, 2001. Net interest income decreased $3.9 million from the 2001 first quarter to $27.4 million for the quarter ended March 31, 2002. This decrease in net interest income is primarily due to a lower average balance of interest-earning loans and a lower rate on such loans comparing the first quarter of 2002 to 2001. The provision for loan losses increased $216,000 to $2.2 million comparing the first quarter of 2002 to 2001. This increase is due to the change in the Retail Banking segment's loan portfolio mix. Total other income increased to $27.3 million for the three months ended March 31, 2002, compared to $24.8 million for the three months ended March 31, 2001. The net increase in total other income comparing the respective periods is primarily due to the increased retail fee pricing structure effective September 1, 2001, partially offset by decreases in commission revenues from brokerage and insurance operations. Total other expense decreased $2.2 million to $46.3 million for the three months ended March 31, 2002, from $48.5 million for the three months ended March 31, 2001. This decrease is primarily due to lower operating costs in 2002 compared to 2001 since most of the branches pursuant to the August 2000 key initiatives had not been sold as of March 31, 2001.

Treasury
--------

The Treasury segment reported net income of $11.5 million for the three months ended March 31, 2002, compared to $12.2 million for the three months ended March 31, 2001. Net interest income increased $7.3 million to $28.7 million for the quarter ended March 31, 2002, compared to $21.4 million for the quarter ended March 31, 2001. This increase is due primarily to the lower cost of borrowed funds and the higher average balance of investment and mortgage-backed securities for the first quarter of 2002 compared to 2001. The provision for loan losses increased $464,000 to $1.9 million for the 2002 first quarter compared to $1.4 million for the 2001 first quarter due to a higher balance of loans held in the Treasury segment comparing the respective periods. Total other income is a loss of $11.8 million for the quarter ended March 31, 2002, compared to a loss of $2.6 million for 2001. This decrease of $9.2 million is due to losses of $4.8 million recorded in the 2002 quarter on the sales of securities compared to net gains totaling $9.1 million on the sales of securities for the 2001 quarter, partially offset by higher amounts of intersegment revenues allocated from Treasury to the Mortgage and Retail Banking segments in 2001 compared to 2002. Total other expense for the three months ended March 31, 2002, is a credit of $107,000 compared to a credit of $1.0 million for the three months ended March 31, 2001. This net change is primarily due to higher loan production cost allocations in 2002 compared to 2001.

CONSOLIDATED RESULTS OF OPERATIONS:
----------------------------------

Net income for the three months ended March 31, 2002, was $28.0 million, or $.61 per diluted share ($.62 per basic share), compared to net income of $22.2 million, or $.42 per basic and diluted share, for the three months ended March 31, 2001. The net increase in net income comparing the respective quarters is primarily due to an increase of $12.8 million in net interest income and net decreases of $2.4 million in the amortization of intangible assets and $620,000 in general and administrative expenses. These net increases to net income were partially offset by a decrease of $6.5 million in total other income and increases of $2.1 million and $1.4 million, respectively, in the provision for loan losses and provision for income taxes.

Net Interest Income:
-------------------

Net interest income totaled $84.6 million for the three months ended March 31, 2002, compared to $71.8 million for the three months ended March 31, 2001, an increase of approximately $12.8 million, or 17.8%. During the three months ended March 31, 2002 and 2001, interest rate spreads were 2.94% and 2.45%, respectively, an increase of 49 basis points; and the net yield on interest-earning assets was 2.91% and 2.49%, respectively, an increase of 42 basis points. Net interest income increased for the three months ended March 31, 2002 compared to 2001 due to (i) the lower interest rate environment in which costing liabilities have been repricing downward at a faster rate than earning assets have been repricing, (ii) the continued shift in the asset mix toward higher yielding commercial and consumer loans and (iii) a shift in funding from certificates of deposit to checking and savings (core deposits). The increase in the interest rate spread is due primarily to a 144 basis point decrease in the rate paid on interest-bearing liabilities partially offset by a 95 basis point decrease in the yield received on interest-earning assets. Total interest expense decreased $38.8 million comparing the three months ended March 31, 2002 to 2001 due to the lower costs of funds. Total interest income decreased $26.1 million over the same three-month periods due to lower yields on interest-earning assets.

Based on the current interest rate environment and the Corporation's gap position, management anticipates a favorable margin for the second quarter ended June 30, 2002, with a decline to a more sustainable level in the margin during the last six months of calendar year 2002 as earning-assets reprice. However, the future trend in interest rate spreads and net interest income will be dependent upon and influenced by changes in and levels of both short-term and long-term market interest rates, and such other factors as the composition and size of the Corporation's interest-earning assets and interest-bearing liabilities, the interest rate risk exposure of the Corporation and the maturity and repricing activity of interest-sensitive assets and liabilities.

The following table presents certain information concerning yields earned on interest-earning assets and rates paid on interest-bearing liabilities during and at the end of each of the periods presented:

--------------------------------------------------------------------------------------------------------------
                                                          For the Three
                                                          Months Ended                           At
                                                             March 31,                        March 31,
                                                      ------------------------        ------------------------
                                                         2002          2001              2002          2001
--------------------------------------------------------------------------------------------------------------
Weighted average yield on:
   Loans                                                 7.28%         8.06%             7.30%         8.03%
   Mortgage-backed securities                            5.86          6.75              6.27          6.76
   Investments                                           5.42          6.89              5.24          6.26
--------------------------------------------------------------------------------------------------------------
      Interest-earning assets                            6.83          7.78              6.89          7.70
--------------------------------------------------------------------------------------------------------------
Weighted average rate paid on:

   Savings and checking acounts (core deposits)          2.54          3.16              2.50          2.87
   Certificates of deposit                               3.85          6.22              3.46          6.42
   Advances from FHLB                                    4.81          6.12              4.87          5.53
   Securities sold under agreements
      to repurchase                                      4.23          5.29              4.01          6.25
   Other borrowings                                      4.39          8.55              5.11          8.34
--------------------------------------------------------------------------------------------------------------
      Interest-bearing liabilities                       3.89          5.33              3.81          5.10
--------------------------------------------------------------------------------------------------------------
Net interest rate spread                                 2.94%         2.45%             3.08%         2.60%
--------------------------------------------------------------------------------------------------------------
Net annualized yield on
   interest-earning assets                               2.91%         2.49%             3.01%         2.60%
--------------------------------------------------------------------------------------------------------------

--------------------------------

The following table presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, and average yields and rates during the three months ended March 31, 2002. This table includes nonaccruing loans averaging $88.9 million for the three months ended March 31, 2002, as interest-earning assets at a yield of zero percent:

--------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended
                                                                          March 31, 2002
                                                           ---------------------------------------------
                                                                                            Annualized
                                                              Average                         Yield/
                                                              Balance            Interest     Rate
--------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans                                                   $     8,381,332     $   152,039          7.28%
   Mortgage-backed securities                                    1,832,143          26,858          5.86
Investments                                                      1,411,911          19,119          5.42
--------------------------------------------------------------------------------------------------------

      Interest-earning assets                                   11,625,386         198,016          6.83
--------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings and checking accounts (core deposits)                 3,455,916          21,673          2.54
   Certificates of deposit                                       2,857,592          27,131          3.85
   Advances from FHLB                                            4,897,628          58,894          4.81
   Securities sold under
      agreements to repurchase                                     209,797           2,218          4.23
   Other borrowings                                                320,813           3,517          4.39
--------------------------------------------------------------------------------------------------------

      Interest-bearing liabilities                              11,741,746         113,433          3.89
--------------------------------------------------------------------------------------------------------

Net earnings balance                                       $      (116,360)
                                                           ===============

Net interest income                                                            $    84,583
                                                                               ===========

Net interest rate spread                                                                            2.94%
--------------------------------------------------------------------------------------------------------
Net annualized yield on
   interest-earnings assets                                                                         2.91%
--------------------------------------------------------------------------------------------------------

The Corporation's net earnings balance decreased by $143.1 million during the three months ended March 31, 2002, compared to the three months ended March 31, 2001. This decrease in the net earnings balance comparing these periods is primarily due to the repurchases of common stock totaling $165.0 million over the last twelve months.

--------------------------------

The following table presents the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities, and the amount of change in each attributable to: (i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The net change attributable to change in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table demonstrates the effect of the change in the volume of interest-earning assets and interest-bearing liabilities, the changes in interest rates and the effect on the interest rate spreads previously discussed:

--------------------------------------------------------------------------------------------
                                                               Three Months Ended
                                                             March 31, 2002 Compared
                                                                 to March 31, 2001
                                                        ------------------------------------
                                                              Increase (Decrease) Due to
--------------------------------------------------------------------------------------------
                                                           Volume        Rate          Total
--------------------------------------------------------------------------------------------
Interest income:
   Loans                                                 $ (11,384)  $   (17,276)  $ (28,660)
   Mortgage-backed securities                                4,314        (3,698)        616
   Investments                                               5,923        (3,941)      1,982
--------------------------------------------------------------------------------------------
      Interest income                                       (1,147)      (24,915)    (26,062)
--------------------------------------------------------------------------------------------

Interest expense:
   Savings and checking accounts (core deposits)               676        (5,085)     (4,409)
   Certificates of deposit                                 (18,585)      (20,781)    (39,366)
   Advances from FHLB                                       16,511       (13,599)      2,912
   Securities sold under agreements to repurchase            2,121           (30)      2,091
   Other borrowings                                          2,244        (2,288)        (44)
--------------------------------------------------------------------------------------------
      Interezt expense                                       2,967       (41,783)    (38,816)
--------------------------------------------------------------------------------------------
Effect on net interest income                            $  (4,114)  $    16,868   $  12,754
--------------------------------------------------------------------------------------------

Provision for Loan Losses:
--------------------------

The Corporation recorded loan loss provisions totaling $6.6 million for the three months ended March 31, 2002, compared to $4.4 million for the three months ended March 31, 2001. The provision for loan losses increased in the current quarter compared to the 2001 first quarter to cover net loans charged-off. Net loans charged-off totaled $6.4 million for the three months ended March 31, 2002, compared to $4.0 million for the three months ended March 31, 2001. The net charge-offs are higher for the current quarter compared to the year-ago quarter due to increases in charge-offs for construction loans, consumer loans and credit cards. The allowance for loan losses is based upon management's continuous evaluation of the collectibility of outstanding loans, which takes into consideration such factors as changes in the composition of the loan portfolio and economic conditions that may affect the borrower's ability to pay, regular examinations by the Corporation's credit review group of specific problem loans and of the overall portfolio quality and real estate market conditions in the Corporation's lending areas. The allowance for credit losses totaled $102.6 million at March 31, 2002, or 132.3% of total nonperforming loans, compared to $102.5 million, or 109.2% at December 31, 2001.

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

Nonperforming assets are monitored on a regular basis by the Corporation's internal credit review and problem asset groups. Nonperforming assets are summarized as of the dates indicated:

----------------------------------------------------------------------------------------------------------
                                                                           March 31,         December 31,
                                                                             2002                2001
----------------------------------------------------------------------------------------------------------
Nonperforming loans:
   Residential real estate                                                $    58,069         $    63,495
   Commercial real estate                                                      14,335              23,423
   Consumer and other loans                                                     5,139               6,929
----------------------------------------------------------------------------------------------------------
       Total                                                                   77,543              93,847
----------------------------------------------------------------------------------------------------------
Real estate:
   Commercial                                                                   7,961               8,762
   Residential (includes the Nevada residential development property)          37,498              36,446
----------------------------------------------------------------------------------------------------------
       Total                                                                   45,459              45,208
----------------------------------------------------------------------------------------------------------
Troubled debt restructurings:
   Commercial                                                                   3,021               3,057
   Residential                                                                     82                  84
----------------------------------------------------------------------------------------------------------
       Total                                                                    3,103               3,141
----------------------------------------------------------------------------------------------------------

Total nonperforming assets                                                $   126,105         $   142,196
----------------------------------------------------------------------------------------------------------

Nonperforming loans to total loans                                                .90%               1.08%
Nonperforming assets to total assets                                              .99%               1.10%
----------------------------------------------------------------------------------------------------------

Total allowance for loan losses (1)                                       $   102,581         $   102,451
----------------------------------------------------------------------------------------------------------

Allowance for loan losses to total loans                                         1.19%               1.18%
Allowance for loan losses to total nonperforming assets                         81.35%              72.05%
Allowance for loan losses to nonresidential nonperforming assets               336.82%             242.94%
----------------------------------------------------------------------------------------------------------

(1)   Includes $294,000 and $92,000 at March 31, 2002 and December 31, 2001,
      respectively, in allowance for losses established on loans and leases held for sale.
--------------------------------------------------------------------------------

Nonperforming loans at March 31, 2002, decreased by $16.3 million compared to December 31, 2001, primarily due to the foreclosure and subsequent sale of a commercial real estate loan totaling $9.1 million, a decrease in the residential portfolio totaling $5.4 million and a decrease in the consumer portfolio totaling $1.6 million. The $251,000 net increase in real estate at March 31, 2002, compared to December 31, 2001, is primarily due to capitalized expenses on the Nevada residential master planned community development property totaling $1.4 million partially offset by a net decrease in commercial real estate totaling $801,000 primarily from impairment losses.

Retail Fees and Charges:
------------------------

Retail fees and charges totaled $12.4 million for the three months ended March 31, 2002, compared to $12.1 million for the three months ended March 31, 2001. The primary reasons for the increase over the prior year first quarter is due to an increased retail fee pricing structure effective September 1, 2001, and increases in the volume of checking accounts.

Loan Servicing Fees, Net:
-------------------------

The major components of loan servicing fees for the periods indicated and the amount of loans serviced for other institutions are as follows:

-----------------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                    March 31,
-----------------------------------------------------------------------------------------
                                                             2002              2001
-----------------------------------------------------------------------------------------
Revenue from loan servicing fees                         $     7,902       $     8,291
Revenue from late loan payment fees                            1,602             1,649
Amortization of mortgage servicing rights                     (6,668)           (3,388)
Valuation adjustments for impairment                             529            (5,484)
-----------------------------------------------------------------------------------------
Loan servicing fees, net                                 $     3,365       $     1,068
-----------------------------------------------------------------------------------------
Loans serviced for other institutions at March 31        $ 9,524,493       $ 9,240,315
-----------------------------------------------------------------------------------------

The amount of revenue generated from loan servicing fees, and changes in comparing periods, is primarily due to the average size of the Corporation's portfolio of mortgage loans serviced for other institutions and the level of rates for service fees collected partially offset by the amortization expense of mortgage servicing rights and adjustments to the valuation allowances. The loan servicing fees category also includes fees collected for late loan payments. The net decrease in revenue from loan servicing fees comparing the three months of 2002 to 2001 are due to a lower level of service fee rates comparing the respective periods slightly offset by a higher average balance of mortgage loans serviced for others. The increase in amortization expense of mortgage servicing rights reflects an increase in loan prepayments due to the lower interest rate environment comparing the respective periods. The amount of amortization expense of mortgage servicing rights is determined, in part, by mortgage loan pay-downs in the servicing portfolio that are influenced by changes in interest rates. At March 31, 2002, a credit of $529,000 was recorded reducing the Corporation's valuation allowance on mortgage servicing rights to a balance of $19,112,000 as of March 31, 2002. A valuation adjustment totaling $5.5 million in impairment losses was recorded during the three months ended March 31, 2001, as a reduction of loan servicing fees and of the carrying amount of the mortgage servicing rights portfolio. Changes in the valuation allowance are due to increases or decreases in loan prepayments resulting from changes in interest rates.

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

Gain (Loss) on Sales of Securities and Changes in Fair Value of Derivatives,
----------------------------------------------------------------------------
Net:
----

During the three months ended March 31, 2002 and 2001, the following transactions were recorded:

-------------------------------------------------------------------------------------------------------------------
                                                                                           Three Months Ended
                                                                                                March 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                            2002            2001
-------------------------------------------------------------------------------------------------------------------
Gain (loss) on the sales of available-for-sale securities:
   Investment securities                                                                  $(2,778)        $ 7,133
   Mortgages-backed securities                                                               (371)            958
-------------------------------------------------------------------------------------------------------------------
Net gain (loss) on sales                                                                   (3,149)          8,091
Changes in the fair value of interest rate floor agreements not qualifying for
   hedge accounting                                                                        (1,222)          1,057
Amortization expense on the deferred loss on terminated interest rate swap
   agreements                                                                                (509)           (509)
Other items                                                                                    37             419
-------------------------------------------------------------------------------------------------------------------
Gain (loss) on the sales of securities and changes in fair value of derivatives, net      $(4,843)        $ 9,058
-------------------------------------------------------------------------------------------------------------------

During the three months ended March 31, 2002, the Corporation incurred pre-tax losses on the sales of available-for-sale investment and mortgage-backed securities totaling $3.1 million. The proceeds from the sale of these securities were reinvested into higher yielding securities. During the three months ended March 31, 2001, the Corporation realized pre-tax gains on the sales of available-for-sale investment and mortgage-backed securities totaling $8.1 million. These net gains were recognized primarily to offset the valuation adjustment loss of $5.5 million in the mortgage servicing rights portfolio as of March 31, 2001.

Gain (Loss) on Sales of Loans:
------------------------------

During the three months ended March 31, 2002, the Corporation recorded a $3.4 million gain on sales of loans and changes in the fair value of derivative financial instruments and certain hedged items. During the current quarter, loans were sold totaling $620.0 million resulting in a pre-tax gain of $4.5 million. During the three months ended March 31, 2001, loans were sold totaling $580.2 million resulting in a pre-tax loss of $2.5 million.

Loans are typically originated by the mortgage banking operations and sold in the secondary market with loan servicing retained and without recourse to the Corporation. The Corporation also has derivative financial instruments (forward loan sales commitments and conforming loan commitments) and certain hedged items (loan warehouse fair value hedge) that under SFAS No. 133 are recorded at fair value with the changes in fair value reported in current earnings. For the three months ended March 31, 2002, the net changes in the fair value of these derivative financial instruments and certain hedged items totaled $1.1 million and were recorded as a net loss in this category.

Real Estate Operations:
-----------------------

The Corporation recorded net losses from real estate operations totaling $1.4 million for the three months ended March 31, 2002 compared to net losses of $515,000 for the three months ended March 31, 2001. Real estate operations reflect impairment losses for real estate, net real estate operating activity, and gains and losses on dispositions of real estate. The net increase in the loss for real estate operations for the three months ended March 31, 2002, compared to the 2001 first quarter is primarily due to increased operating expenses ($303,000 attributable to the Nevada residential master planned community development), increases in impairment losses and decreases in the net gains on properties sold.

Other Operating Income:
-----------------------

Other operating income totaled $7.7 million for the three months ended March 31, 2002, compared to $7.9 million for the three months ended March 31, 2001. The major components of other operating income are brokerage commissions, credit life and disability commissions and insurance commissions. These components totaled $4.5 million for the three months ended March 31, 2002, compared to $5.2 million for the 2001 first quarter with brokerage commissions decreasing $659,000 over the respective periods primarily accounting for the decrease in other operating income.

General and Administrative Expenses:
------------------------------------

Total general and administrative expenses approximated $61.2 million for the three months ended March 31, 2002, compared to $61.8 million for the three months ended March 31, 2001. Excluding exit costs and termination benefits, general and administrative expenses totaled $59.9 million for the three months ended March 31, 2001. The net increase in the current quarter compared to the prior year 2001 first quarter is primarily due to an increase in compensation and benefits partially offset by lower expenses resulting from the reduction in branches and management's emphasis on tighter cost controls. Compensation and benefits increased $2.0 million over the 2001 quarter to $28.5 million for the three months ended March 31, 2002. This increase is primarily due to the employer social security taxes and federal and state unemployment taxes paid in the current quarter on the management incentive plan bonuses paid on March 1, 2002, to annual merit increases to all executives and managers and to other incentive production bonuses.

Exit Costs and Termination Benefits:
------------------------------------

The Corporation incurred a net loss for the three months ended March 31, 2001, totaling $2.0 million in branch-related closing costs and exiting leasing operations. This loss is due to $1.2 million incurred in severance costs associated with right-sizing branch personnel and expenses to close branches, as well as additional expenses totaling $754,000 to finalize the sale of the leasing portfolio. No similar gain or loss was recorded for the three months ended March 31, 2002.

Amortization of Core Value of Deposits and Goodwill:
----------------------------------------------------

For the three months ended March 31, 2002, amortization of core value of deposits totaled $1.6 million compared to $1.9 million for the three months ended March 31, 2001. The net decrease in amortization expense for the three months ended March 31, 2002, compared to 2001 is primarily due to core value of deposits amortizing on an accelerated basis in earlier years.

Effective January 1, 2002, the Corporation adopted SFAS No. 142. Therefore, beginning in 2002, goodwill is no longer subject to amortization, but will be evaluated for impairment at least on an annual basis. For calendar year 2002, goodwill totaling $7,791,000, or approximately $.16 per share, will not be amortized pursuant to SFAS No. 142. For the three months ended March 31, 2001, amortization of goodwill totaled $2.1 million. See Note B "Goodwill and Intangible Assets" in the Notes to Condensed Financial Statements for additional information.

Provision for Income Taxes:
----------------------------

The provision for income taxes totaled $11.4 million for the three months ended March 31, 2002, compared to $10.0 million for the three months ended March 31, 2001. The effective income tax rate for the three months ended March 31, 2002, was 29.0% compared to 30.9% for the three months ended March 31, 2001. The effective income tax rate is lower for the current quarter compared to the respective 2001 quarter due to the cessation of deductible goodwill amortization effective January 1, 2002, and to an increase in tax-exempt interest income. The effective tax rates for the three months ended March 31, 2002 and 2001, vary from the statutory rate primarily due to tax benefits from the bank owned life insurance, tax-exempt interest income and tax credits.

                      Item 3. QUANTITATIVE AND QUALITATIVE
                      ------------------------------------
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------

Information as of March 31, 2002, concerning the Corporation's exposure to market risk, which has remained relatively unchanged from December 31, 2001, is incorporated by reference under Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Corporation's Annual Report on Form 10-K for the Corporation's year ended December 31, 2001.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a). The Corporation held its Annual Meeting of Stockholders on May 14, 2002, in Omaha, Nebraska. The inspector of election issued his certified final report on May 14, 2002, for the election of directors and approval of the 2002 Stock Option and Incentive Plan voted upon at such Annual Meeting.

         (b).  Not applicable.

         (c). The proposals voted upon at the Annual Meeting were for the election of one individual as director for a two year term and three individuals as directors for three year terms and the approval of the Corporation's 2002 Stock Option and Incentive Plan. The results of voting were as follows:

Proposal I - Election of Directors:                                           Votes For         Votes Withheld
-----------------------------------                                           ---------         --------------

Nominees:
---------
         For term to expire in 2004 -
           Robert J. Hutchinson                                               39,909,951            1,121,990

         For terms to expire in 2005 -
           William A. Fitzgerald                                              39,846,448            1,185,493
           Robert D. Taylor                                                   39,871,192            1,160,749
           Also J. Tesi                                                       39,666,691            1,365,250

Proposal II - Approval of 2002 Stock Option and Incentive Plan:
--------------------------------------------------------------

Votes For          Votes Against          Abstentions
----------         -------------          -----------
35,569,283           5,173,564              289,094

         (d).  Not applicable.

Item 5.  Other Information
         -----------------

         On May 13, 2002, the Corporation's Board of Directors approved an increase to the Corporation's quarterly cash dividend to $.09 per common share from $.08 per common share. The new dividend rate of $.09 per common share will be paid on July 11, 2002, to stockholders of record as of June 27, 2002.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a).  Exhibits:

         None

         (b).  Reports on Form 8-K:

         On March 7, 2002, the Corporation filed a Form 8-K regarding the authorization by the Board of Directors on February 28, 2002, for the Corporation to repurchase up to 500,000 shares of its common stock. This repurchase of the Corporation's outstanding common stock is to be completed no later than December 31, 2003.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   COMMERCIAL FEDERAL CORPORATION
                                   ------------------------------
                                   (Registrant)



Date:  May 15, 2002                /s/ David S. Fisher
       ------------                ---------------------------------------------
                                   David S. Fisher, Executive Vice President
                                   and Chief Financial Officer
                                   (Principal Financial Officer)



Date:  May 15, 2002                /s/ Gary L. Matter
       ------------                ---------------------------------------------
                                   Gary L. Matter, Senior Vice President,
                                   Controller and Secretary
                                   (Principal Accounting Officer)