Form 10-Q
period 2002-06-30
COMMERCIAL FEDERAL CORP
filed 2002-08-14
CIK 744778

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Quarterly period ended June 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


Commission file number 1-11515

                         COMMERCIAL FEDERAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Nebraska                                     47-0658852
  ----------------------------------------               ---------------------
      (State or other jurisdiction of                      (I. R. S. Employer
       incorporation or organization)                    Identification Number)

  13220 California Street, Omaha, Nebraska                        68154
  ----------------------------------------               ---------------------
  (Address of principal executive offices)                      (Zip Code)


                                 (402) 554-9200
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

YES    X       NO ____
      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of Each Class                       Outstanding at August 9, 2002
--------------------------------------             -----------------------------
Common Stock, Par Value $.01 Per Share                      45,223,293

                         COMMERCIAL FEDERAL CORPORATION

                                    FORM 10-Q

                                      INDEX

--------------------------------------------------------------------------------------------------------------------------

  Part I.    Financial Information                                                                         Page Number
             ---------------------                                                                         -----------

             Item 1.       Condensed Financial Statements:

                               Consolidated Statement of Financial Condition as of
                                   June 30,2002 and December 31, 2001                                           3

                               Consolidated Statement of Operations for the Three and Six
                                   Months Ended June 30, 2002 and 2001                                        4-5

                               Consolidated Statement of Comprehensive Income for the
                                   Three and Six Months Ended June 30, 2002 and 2001                            6

                               Consolidated Statement of Cash Flows for the
                                   Six Months Ended June 30,2002 and 2001                                     7-8

                               Notes to Consolidated Financial Statements                                    9-17

             Item 2.       Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                                          18-30

             Item 3.       Quantitative and Qualitative Disclosures About Market Risk                          30
--------------------------------------------------------------------------------------------------------------------------


Part II.     Other Information
             -----------------

             Item 5.       Other Information                                                                   31

             Item 6.       Exhibits and Reports on Form 8-K                                                    31
--------------------------------------------------------------------------------------------------------------------------


Signature Page                                                                                                 32

--------------------------------------------------------------------------------------------------------------------------

                 COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                          PART I. FINANCIAL INFORMATION
                     Item 1. CONDENSED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                    June 30,         December 31,
ASSETS                                                                                      2002              2001
-----------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)        (Audited)
Cash (including short-term investments of $133 and $590)                                $    158,957     $    206,765
Investment securities available for sale, at fair value                                    1,225,052        1,150,345
Mortgage-backed securities available for sale, at fair value                               1,818,067        1,829,728
Loans and leases held for sale, net                                                          395,096          368,123
Loans receivable, net of allowances of  $103,722 and $102,359                              8,225,674        8,035,302
Federal Home Loan Bank stock                                                                 264,095          253,946
Real estate, net                                                                              52,538           57,476
Premises and equipment, net                                                                  150,304          158,691
Bank owned life insurance                                                                    221,374          214,585
Other assets                                                                                 475,927          435,174
Core value of deposits, net of accumulated amortization of $58,170 and $54,900                25,463           28,733
Goodwill                                                                                     162,717          162,717
-----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                      $ 13,175,264     $ 12,901,585
-----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------

Liabilities:
   Deposits                                                                             $  6,243,333     $  6,396,522
   Advances from Federal Home Loan Bank                                                    5,254,772        4,939,056
   Other borrowings                                                                          612,581          520,213
   Other liabilities                                                                         306,407          311,140
-----------------------------------------------------------------------------------------------------------------------

      Total Liabilities                                                                   12,417,093       12,166,931
-----------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies                                                                     --               --
-----------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued                     --               --
    Common stock, $.01 par value; 120,000,000 shares authorized; 45,412,900 and
      45,974,648 shares issued and outstanding                                                   454              460
   Additional paid-in capital                                                                 66,631           80,799
   Retained earnings                                                                         752,969          705,160
   Accumulated other comprehensive loss, net                                                 (61,883)         (51,765)
-----------------------------------------------------------------------------------------------------------------------

      Total Stockholders' Equity                                                             758,171          734,654
-----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                        $ 13,175,264     $ 12,901,585
-----------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                 COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

----------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)             Three Months Ended       Six Months Ended
                                                              June 30,                June 30,
                                                       ---------------------   ---------------------
                                                          2002        2001        2002        2001
----------------------------------------------------------------------------------------------------
Interest Income:
   Loans receivable                                    $ 150,037   $ 174,347   $ 302,076   $ 355,046
   Mortgage-backed securities                             23,806      26,876      50,664      53,118
   Investment securities                                  19,328      19,640      38,447      36,777
----------------------------------------------------------------------------------------------------
         Total interest income                           193,171     220,863     391,187     444,941
Interest Expense:
   Deposits                                               44,983      82,661      93,787     175,240
   Advances from Federal Home Loan Bank                   60,611      57,703     119,505     113,685
   Other borrowings                                        6,911       5,218      12,646       8,906
----------------------------------------------------------------------------------------------------
         Total interest expense                          112,505     145,582     225,938     297,831
Net Interest Income                                       80,666      75,281     165,249     147,110
Provision for Loan Losses                                 (5,540)     (6,437)    (12,129)    (10,880)
----------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses       75,126      68,844     153,120     136,230
Other Income (Loss):
   Retail fees and charges                                13,913      13,647      26,321      25,710
   Loan servicing fees, net                                2,819       6,339       5,655      12,891
   Mortgage servicing rights valuation adjustment        (16,607)       (172)    (16,078)     (5,656)
   Gain (loss) on sales of securities and changes
     in fair values of derivatives, net                   13,583      (1,326)      8,740       7,299
   Gain (loss) on sales of loans                           3,538         250       6,977      (1,786)
   Bank owned life insurance                               3,694       3,676       7,295       7,300
   Real estate operations                                 (2,194)     (1,222)     (3,591)     (1,737)
   Other operating income                                  8,721       8,161      16,396      16,042
----------------------------------------------------------------------------------------------------
         Total other income                               27,467      29,353      51,715      60,063
Other Expense (Gain):
   General and administrative expenses -
     Compensation and benefits                            28,351      25,206      56,846      51,711
     Occupancy and equipment                               9,270       9,197      18,596      19,039
     Data processing                                       4,397       4,421       8,831       9,026
     Advertising                                           4,330       2,579       7,245       5,095
     Communication                                         3,173       3,361       6,229       6,656
     Item processing                                       3,622       4,343       7,083       8,297
     Outside services                                      2,983       3,262       5,965       6,510
     Other operating expenses                              5,775       7,666      12,330      13,590
     Exit costs and termination benefits                      --      (3,952)         --      (1,997)
----------------------------------------------------------------------------------------------------
         Total general and administrative expenses        61,901      56,083     123,125     117,927
 Amortization of core value of deposits                    1,637       1,914       3,270       3,857
 Amortization of goodwill                                     --       2,083          --       4,203
----------------------------------------------------------------------------------------------------
         Total other expense                              63,538      60,080     126,395     125,987
----------------------------------------------------------------------------------------------------
Income Before Income Taxes                                39,055      38,117      78,440      70,306
Provision for Income Taxes                                11,522      11,767      22,924      21,722
----------------------------------------------------------------------------------------------------
Net Income                                             $  27,533   $  26,350   $  55,516   $  48,584
----------------------------------------------------------------------------------------------------

                 COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                          Three Months Ended             Six Months Ended
                                                                           June 30,                      June 30,
                                                                 ---------------------------------------------------------
                                                                     2002            2001           2002           2001
--------------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares
   Outstanding Used in Basic Earnings Per Share Calculation        45,342,680     51,171,838     45,349,173     51,833,736
Add Assumed Exercise of Outstanding Stock Options
   as Adjustments for Dilutive Securities                             869,716        433,945        712,376        435,541
--------------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares
   Outstanding Used in Diluted Earnings Per Share Calculation      46,212,396     51,605,783     46,061,549     52,269,277
--------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Common Share                                  $        .61   $        .51   $       1.22   $        .94
--------------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Common Share                                $        .60   $        .51   $       1.21   $        .93
--------------------------------------------------------------------------------------------------------------------------
Dividends Declared Per Common Share                              $        .09   $        .08   $        .17   $        .15
--------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                 COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                         Three Months Ended      Six Months Ended
                                                                                     June 30,              June 30,
                                                                               -----------------------------------------
                                                                                 2002       2001       2002       2001
------------------------------------------------------------------------------------------------------------------------
Net Income                                                                     $ 27,533   $ 26,350   $ 55,516   $ 48,584
Other Comprehensive Income (Loss):
  Unrealized holding gains (losses) on securities available for sale             67,107    (17,935)    37,213      7,300
  Fair value adjustment on interest rate swap agreements                        (72,427)    34,484    (40,440)     2,387
  Fair value change on interest only strips                                      (1,475)     1,489     (1,618)       584
  Reclassification of net losses (gains) included
   in net income pertaining to:
     Securities sold                                                            (11,698)    (1,633)    (8,549)    (9,724)
     Amortization of fair value adjustments on interest rate swap agreements        508        508      1,017      1,017
------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss) Before Income Taxes                           (17,985)    16,913    (12,377)     1,564
Income Tax Provision (Benefit)                                                   (4,025)     5,761     (2,259)     3,643
------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                               (13,960)    11,152    (10,118)    (2,079)
------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                           $ 13,573   $ 37,502   $ 45,398   $ 46,505
------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                 COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                  Six Months Ended
                                                                                             June 30,
                                                                                        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                    2002         2001
------------------------------------------------------------------------------------------------------------
Net income                                                                           $   55,516   $   48,584
Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
       Amortization of core value of deposits                                             3,270        3,857
       Amortization of goodwill                                                               -        4,203
       Provision for losses on loans                                                     12,129       10,880
       Depreciation and amortization                                                      9,090        9,587
       Amortization (accretion) of deferred discounts and fees, net of premiums           7,967       (2,170)
       Amortization of mortgage servicing rights                                         13,419        6,963
       Valuation adjustment of mortgage servicing rights                                 16,078        5,656
       (Gain) loss on sales of real estate and loans, net                                (7,640)       1,151
       Gain on sales of securities and changes in fair values of derivatives, net        (8,740)      (7,299)
       Proceeds from sales of loans                                                   1,169,649    1,358,663
       Origination of loans for resale                                                 (151,184)    (345,757)
       Purchases of loans for resale                                                 (1,202,784)  (1,108,456)
       Increase in bank owned life insurance, net                                        (6,789)      (6,894)
       (Increase) decrease in interest receivable                                          (533)       9,216
       (Decrease) increase in interest payable and other liabilities                     (5,148)      20,688
       Other items, net                                                                (136,878)     (68,143)
                                                                                     ----------   ----------
           Total adjustments                                                           (288,094)    (107,855)
                                                                                     ----------   ----------
                Net cash used by operating activities                                  (232,578)     (59,271)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------------------------------------------------------------------------------
Purchases of loans                                                                     (246,787)    (186,272)
Repayment of loans, net of originations                                                 211,311      285,084
Proceeds from sales of mortgage-backed securities available for sale                     18,147      102,131
Principal repayments of mortgage-backed securities available for sale                   488,634      267,480
Purchases of mortgage-backed securities available for sale                             (461,982)    (383,365)
Maturities and principal repayments of investment securities available for sale          21,414       92,312
Proceeds from sales of investment securities available for sale                         733,395      367,141
Purchases of investment securities available for sale                                  (802,596)    (572,665)
Purchases of Federal Home Loan Bank stock                                               (20,542)     (26,150)
Proceeds from sales of Federal Home Loan Bank stock                                      10,393       66,634
Proceeds from sales of real estate                                                       23,289       14,922
Payments to acquire real estate                                                          (2,082)        (137)
Dispositions (purchases) of premises and equipment, net                                    (703)       2,087
Other items, net                                                                        (10,986)     (23,013)
                                                                                     ----------   ----------
                Net cash (used) provided by investing activities                        (39,095)       6,189
------------------------------------------------------------------------------------------------------------

                 COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                                  Six Months Ended
                                                                                                             June 30,
                                                                                              --------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                                                 2002                  2001
------------------------------------------------------------------------------------------------------------------------------------
Decrease in deposits                                                                            $   (153,189)         $   (559,035)
Proceeds from Federal Home Loan Bank advances                                                        471,975               552,000
Repayments of Federal Home Loan Bank advances                                                       (130,800)              (41,025)
Proceeds from securities sold under agreements to repurchase                                         212,210               120,668
Repayments of securities sold under agreements to repurchase                                         (12,573)              (20,628)
Proceeds from issuance of other borrowings                                                                --                66,246
Repayments of other borrowings                                                                      (107,270)              (13,625)
Purchases of swaption agreements                                                                     (34,337)                   --
Payments of cash dividends on common stock                                                            (7,291)               (7,348)
Repurchases of common stock                                                                          (19,474)              (62,292)
Issuance of common stock                                                                               4,614                 2,503
Other items, net                                                                                          --                    48
                                                                                                ------------          ------------
             Net cash provided by financing activities                                               223,865                37,512
------------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
------------------------------------------------------------------------------------------------------------------------------------

Decrease in net cash position                                                                        (47,808)              (15,570)
Balance, beginning of year                                                                           206,765               192,358
                                                                                                ------------          ------------
Balance, end of period                                                                          $    158,957          $    176,788
------------------------------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------------------------------------------------------------------------------------------

Cash paid (received) during the period for:
   Interest expense                                                                             $    223,212          $    304,926
   Income taxes, net                                                                                  30,813                  (302)
Non-cash investing and financing activities:
   Loans exchanged for mortgage-backed securities                                                     28,989                32,975
   Loans transferred to real estate                                                                    8,273                30,298
   Loans to facilitate the sale of real estate                                                            --                   180
   Common stock received in connection with employee stock option plan, net                             (111)                 (114)
------------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                 COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)

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

The accompanying interim consolidated financial statements have not been audited by independent auditors. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present the financial statements have been included. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results which may be expected for the entire calendar year 2002.

B.       IMPLEMENTATION OF SFAS NO. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS:"

Effective January 1, 2002, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") which superceded APB Opinion No. 17 "Intangible Assets." The provisions of SFAS No. 142 require a change in accounting for goodwill such that upon initial adoption, amortization of goodwill ceases, and that goodwill be evaluated for impairment as of January 1, 2002, at the operating segment unit level. Identifiable intangible assets continue to be amortized over their useful lives and reviewed for impairment under SFAS No. 142. Beginning January 1, 2002, goodwill totaling $162,717,000 is no longer amortized to expense. Instead, goodwill will be evaluated at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired.

In 2002, the Corporation contracted with an independent appraisal company to determine the fair value of the Corporation's reporting units. During the quarter ended June 30, 2002, the Corporation completed its transitional impairment test on its goodwill as of January 1, 2002, as required by SFAS No.
142. The fair value of each of the Corporation's reporting units exceeded their carrying value so allocated goodwill of each reporting unit is not impaired. Therefore, no impairment loss was recognized as a result of this test.

The following table sets forth the total carrying amount of goodwill by operating segment as of and for the six months ended June 30, 2002:

--------------------------------------------------------------------------------
                                                   Transitional
                                    Balance        Impairment         Balance
Segment                         January 1, 2002      Losses        June 30, 2002
--------------------------------------------------------------------------------
Commercial                       $   93,553          $     --        $   93,553
Mortgage                              3,488                --             3,488
Retail                               45,249                --            45,249
Treasury                             20,427                --            20,427
--------------------------------------------------------------------------------
Total                            $  162,717          $     --        $  162,717
--------------------------------------------------------------------------------

No changes impacted the allocation of goodwill by operating segment for the three and six months ended June 30, 2002.

Core value of deposits is the only intangible asset of the Corporation subject to amortization effective January 1, 2002. The following table sets forth the actual amortization expense for core value of deposits for the first six months of 2002 and the estimated amortization expense for the last six months of 2002 and thereafter:



--------------------------------------------------------------------------------
                                                               Amortization
                                                                  Expense
--------------------------------------------------------------------------------
Six months ended June 30, 2002                                $       3,270
Six months ended December 31, 2002                                    3,098
                                                              --------------
For the year ended December 31, 2002                                  6,368
For the years ended December 31:
2003                                                                  5,533
2004                                                                  4,402
2005                                                                  3,875
2006                                                                  3,233
2007                                                                  2,719
2008                                                                  2,603
--------------------------------------------------------------------------------
Total                                                         $      28,733
--------------------------------------------------------------------------------
                                       9

B. IMPLEMENTATION OF SFAS NO. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS" (Continued):

The following table reflects consolidated results adjusted as though the adoption of SFAS No. 142 was as of the beginning of calendar year 2001:

---------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended              Six Months Ended
                                                                         June 30,                       June 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                     2002              2001          2002            2001
---------------------------------------------------------------------------------------------------------------------------
Reported net income                                              $   27,533        $   26,350    $  55,516       $  48,584
Amortization of goodwill (net of income tax benefits
  of $34 and $67 for the respective 2001 periods)                         -             2,049            -           4,136
---------------------------------------------------------------------------------------------------------------------------
Adjusted net income                                              $   27,533        $   28,399    $  55,516       $  52,720
---------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share:
  Reported net income                                            $      .61        $      .51    $    1.22       $     .94
  Amortization of goodwill, net of taxes                                  -               .04            -             .08
---------------------------------------------------------------------------------------------------------------------------
Adjusted net income per basic share                              $      .61        $      .55    $    1.22       $    1.02
---------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share:
  Reported net income                                            $      .60        $      .51    $    1.21       $     .93
  Amortization of goodwill, net of taxes                                  -               .04            -             .08
---------------------------------------------------------------------------------------------------------------------------
Adjusted net income per diluted share                            $      .60        $      .55    $    1.21       $    1.01
---------------------------------------------------------------------------------------------------------------------------

C.       MORTGAGE BANKING ACTIVITIES:

The Corporation's mortgage banking subsidiary services real estate loans for investors that are not included in the accompanying consolidated financial statements. Mortgage servicing rights are established based on the cost of acquiring the right to service mortgage loans or the allocated fair value of servicing rights retained on originated loans sold.

Mortgage servicing rights are included in the Consolidated Statement of Financial Condition under the caption "Other Assets." The carrying value of mortgage servicing rights includes the fair value of related interest rate floor agreements totaling $4,748,000 and $2,612,000, respectively, at June 30, 2002 and 2001. The activity of mortgage servicing rights is summarized as follows for the following periods:

  -------------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                Six Months Ended
                                                                       June 30,                          June 30
                                                              -------------------------------------------------------------------
                                                                    2002             2001            2002            2001
  -------------------------------------------------------------------------------------------------------------------------------
  Beginning balance                                            $    119,313      $   112,121     $   117,217     $   111,110
  Mortgage servicing rights retained through loan sales               9,560           11,724          19,174          18,352
  Amortization expense                                               (6,751)          (3,575)        (13,419)         (6,963)
  Other items, net (principally hedge activity)                       3,056           (2,451)          1,677             804
  -------------------------------------------------------------------------------------------------------------------------------
                                                                    125,178          117,819         124,649         123,303
  Valuation adjustments                                             (16,607)            (172)        (16,078)         (5,656)
  -------------------------------------------------------------------------------------------------------------------------------
  Ending balance                                               $    108,571      $   117,647     $   108,571     $   117,647
  -------------------------------------------------------------------------------------------------------------------------------

The activity of the valuation allowances on mortgage servicing rights is summarized as follows for the following periods:

  -------------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                Six Months Ended
                                                                       June 30,                          June 30
                                                              -------------------------------------------------------------------
                                                                    2002             2001            2002            2001
  -------------------------------------------------------------------------------------------------------------------------------
  Beginning balance                                            $     19,112      $     6,067     $    19,641     $       583
  Amounts charged (credited) to operations                           16,607              172          16,078           5,656
  -------------------------------------------------------------------------------------------------------------------------------
  Ending balance                                               $     35,719      $     6,239     $    35,719     $     6,239
  -------------------------------------------------------------------------------------------------------------------------------

The fair value of the Corporation's mortgage servicing rights totaled approximately $104,501,000 at June 30, 2002, compared to $130,341,000 at June 30, 2001.

The following compares the key assumptions used in measuring the fair values of mortgage servicing rights at the periods presented:

------------------------------------------------------------------------------------------------------------------------------------
                                                                      June 30, 2002                      December 31, 2001
                                                           -------------------------------------  ----------------------------------
                                                              Conventional       Governmental        Conventional     Governmental
                                                           ------------------ ------------------  ------------------ ---------------
Fair value                                                    $     55,178       $     49,323        $     63,006    $     57,187
Prepayment speed                                               6.1% - 69.7%       7.7% - 65.3%        7.1% - 63.2%      0% - 59.3%
Weighted average prepayment speed                                     21.1%              19.9%               16.1%           16.4%
Discount rate                                                  9.5% - 11.6%      11.6% - 12.0%        9.6% - 13.2%   11.4% - 11.9%
------------------------------------------------------------------------------------------------------------------------------------

D.       COMMITMENTS AND CONTINGENCIES:

At June 30, 2002, the Corporation's outstanding commitments, excluding undisbursed portions of loans in process, were as follows:

--------------------------------------------------------------------------------
Originate residential mortgage loans                              $     137,634
Purchase residential mortgage loans                                     126,128
Originate commercial real estate loans                                  135,154
Originate consumer, commercial operating and agricultural loans          17,439
Unused lines of credit for commercial and consumer use                  223,064
--------------------------------------------------------------------------------
                                                                  $     639,419
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

At June 30, 2002, the Corporation had approximately $348,800,000 in mandatory forward delivery commitments to sell residential mortgage loans. At June 30, 2002, loans sold subject to recourse provisions totaled approximately $5,244,000 which represents the total potential credit risk associated with these particular loans. Any credit risk, however, would be offset by the value of the single-family residential properties that collateralize these loans.

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

E.       SEGMENT INFORMATION:

Effective January 1, 2002, the Corporation's operations were realigned into four lines of business operations for management reporting purposes. These lines of business units are Commercial Banking, Mortgage Banking, Retail Banking and Treasury. Before this realignment, the Corporation identified and utilized two lines of business: Community Banking and Mortgage Banking. The segment information for the three and six months ended June 30, 2001, was restated to reflect these changes. This realignment was made to allow management to make more well-informed operating decisions, to focus resources to benefit both the Corporation and its customers, and to assess performance and products on a continuous basis.

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

The Mortgage Banking segment involves the acquisition of correspondent and brokered residential mortgage loans, the sale of these mortgage loans in the secondary mortgage market and to the Treasury segment, the servicing of mortgage loans, and the purchase and origination of rights to service mortgage loans. Mortgage Banking operations are conducted through the Bank's branches, mortgage loan offices and a nationwide correspondent network of mortgage loan originators.

The Retail Banking segment involves a variety of traditional banking and financial services including the origination of residential mortgage loans through the Bank's branch network and the sale of these mortgage loans to the Treasury and Mortgage Banking segments. These services include consumer checking, savings and certificates of deposit accounts (regular and retirement); consumer loans for home equity, autos, secured and unsecured purposes, as well as credit cards; and all retail banking services including overdraft protection, electronic and telephone bill-paying and cash advances. Also included in this segment is insurance and securities brokerage services. The Retail Banking services are offered through the Bank's branch network, automated teller machines, customer support telephone centers and the Internet.

The Treasury segment is responsible for corporate asset and liability management including the Corporation's single-family residential mortgage loan portfolio, investment and mortgage-backed securities, wholesale deposits, advances from the Federal Home Loan Bank ("FHLB") and all other borrowings. The Treasury segment also manages the interest rate risk of the Corporation.

Net interest income is determined by the Corporation's internal funds transfer pricing system which calculates each segment's net interest income contribution based on the type, maturity or repricing characteristics of certain assets and liabilities. The provision for loan losses by segment is based upon the current and historical business cycle loss rates. Total other income consists of revenue directly attributable to each segment, allocations based on segment ownership of certain assets and liabilities, and bank owned life insurance allocated to segments net of associated expenses and income taxes. Total other expense consists of direct expenses attributable to each segment and indirect expenses allocated by an activity-based costing system using full absorption. Income taxes are calculated separately for each segment with the "Reclassification" column used to reconcile net income by segment to the external reported consolidated net income. In addition the "Reclassification" column includes the net impact of transfer pricing loan and deposit balances, the reconciliation of provision for loan losses and income taxes to external reported balances, and any residual effects of unallocated systems and other support functions.

The contributions of the major business segments to the consolidated results for the three and six months ended June 30, 2002 and 2001 are summarized in the following tables:

---------------------------------------------------------------------------------------------------------------------------------
                                              Commercial     Mortgage        Retail                                  Consolidated
                                               Banking        Banking        Banking     Treasury   Reclassification    Total
---------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2002:
Net interest income                         $     22,055   $     7,861   $     28,423  $     22,327    $       -    $    80,666
Provision (credit) for loan losses                 3,090           103          2,262         2,629       (2,544)         5,540
Total other income (loss)                          1,256         8,796         27,305        (6,369)      (3,521)        27,467
Total other expense (income)                       8,832         8,157         47,326        (1,034)         257         63,538
                                            ------------   -----------   ------------  ------------    ---------    -----------
Income (loss) before income taxes                 11,389         8,397          6,140        14,363       (1,234)        39,055
Income tax provision (benefit)                     3,890         3,014          2,204         3,648       (1,234)        11,522
                                            ------------   -----------   ------------  ------------    ---------    -----------
Net income                                  $      7,499   $     5,383   $      3,936  $     10,715    $       -    $    27,533
                                            ============   ===========   ============  ============    =========    ===========

Total revenue                               $     23,311   $    16,657   $     55,728  $     15,958    $  (3,521)   $   108,133
Intersegment revenue                                   -         2,218          3,298           646
Depreciation and amortization                        133           212          4,215            35            -          4,595
Total assets                                   3,051,241     1,145,643      1,328,441     7,649,939            -     13,175,264
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2001:
Net interest income                         $     18,413   $     3,893   $     29,617  $     23,358    $       -    $    75,281
Provision (credit) for loan losses                 1,288            12          1,984         4,112         (959)         6,437
Total other income (loss)                          1,842        10,373         28,802       (11,664)           -         29,353
Total other expense (income)                       8,263         7,467         46,535        (4,366)       2,181         60,080
                                            ------------   -----------   ------------  ------------    ---------    -----------
Income (loss) before income taxes                 10,704         6,787          9,900        11,948       (1,222)        38,117
Income tax provision (benefit)                     3,993         2,518          3,673         2,805       (1,222)        11,767
                                            ------------   -----------   ------------  ------------    ---------    -----------
Net income                                  $      6,711   $     4,269   $      6,227  $      9,143    $       -    $    26,350
                                            ============   ===========   ============  ============    =========    ===========

Total revenue                               $     20,255   $    14,266   $     58,419  $     11,694    $       -    $   104,634
Intersegment revenue                                   -         2,850          4,442           165
Depreciation and amortization                         64           136          4,505            55            -          4,760
Total assets                                   2,755,296       799,118      1,409,939     7,680,946            -     12,645,299
-------------------------------------------------------------------------------------------------------------------------------

         --------------------------------

-------------------------------------------------------------------------------------------------------------------
                                   Commercial     Mortgage     Retail                                 Consolidated
                                    Banking       Banking      Banking    Treasury   Reclassification     Total
-------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2002:
Net interest income                $   44,675   $   13,688   $   55,860   $   51,026    $     -        $   165,249
Provision (credit) for loan losses      6,137          173        4,471        4,529     (3,181)            12,129
Total other income (loss)               2,508       18,108       54,563      (18,126)    (5,338)            51,715
Total other expense (income)           17,269       16,385       93,604       (1,142)       279            126,395
                                   ----------   ----------   ----------   ----------    -------        -----------
Income (loss) before income taxes      23,777       15,238       12,348       29,513     (2,436)            78,440
Income tax provision (benefit)          8,139        5,470        4,433        7,318     (2,436)            22,924
                                   ----------   ----------   ----------   ----------    -------        -----------
Net income                         $   15,638   $    9,768   $    7,915   $   22,195    $     -        $    55,516
                                   ==========   ==========   ==========   ==========    =======        ===========

Total revenue                      $   47,183   $   31,796   $  110,423   $   32,900    $(5,338)       $   216,964
Intersegment revenue                        -        5,625        7,765        1,291
Depreciation and amortization             262          337        8,421           70          -              9,090
Total assets                        3,051,241    1,145,643    1,328,441    7,649,939          -         13,175,264
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2001:
Net interest income                $   35,344   $    6,092   $   60,959   $   44,715    $     -        $   147,110
Provision (credit) for loan losses      2,492           22        3,976        5,548     (1,158)            10,880
Total other income (loss)               4,109       17,367       53,612      (14,305)      (720)            60,063
Total other expense (income)           17,563       15,214       95,015       (5,378)     3,573            125,987
                                   ----------   ----------   ----------   ----------    -------        -----------
Income (loss) before income taxes      19,398        8,223       15,580       30,240     (3,135)            70,306
Income tax provision (benefit)          7,154        3,050        5,780        8,873     (3,135)            21,722
                                   ----------   ----------   ----------   ----------    -------        -----------
Net income                         $   12,244   $    5,173   $    9,800   $   21,367    $     -        $    48,584
                                   ==========   ==========   ==========   ==========    =======        ===========

Total revenue                      $   39,453   $   23,459   $  114,571   $   30,410    $  (720)       $   207,173
Intersegment revenue                        -        5,194        6,879          330
Depreciation and amortization             131          269        9,097           90          -              9,587
Total assets                        2,755,296      799,118    1,409,939    7,680,946          -         12,645,299
------------------------------------------------------------------------------------------------------------------

F.       REGULATORY CAPITAL:

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following table. Prompt corrective action provisions pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for prompt corrective action provisions under FDICIA, the Bank must maintain certain minimum capital ratios as set forth below. At June 30, 2002, the Bank exceeded the minimum requirements for the well-capitalized category.

The following presents the Bank's regulatory capital levels and ratios relative to its respective minimum capital requirements as of June 30, 2002:

--------------------------------------------------------------------------------

                                       Actual Capital   Required Capital
                                      ---------------- ------------------
                                       Amount    Ratio  Amount     Ratio
--------------------------------------------------------------------------------
OTS capital adequacy:
          Tangible capital            $723,100    5.60% $193,810    1.50%
          Core capital                 715,665    5.61   387,397    3.00
          Risk-based capital           846,021   10.77   629,190    8.00
--------------------------------------------------------------------------------
FDICIA regulations to be
     classified well-capitalized:
          Tier 1 leverage capital      715,665    5.54   645,662    5.00
          Tier 1 risk-based capital    715,665    9.11   471,267    6.00
          Total risk-based capital     846,021   10.77   785,445   10.00
--------------------------------------------------------------------------------

The most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank's classification.

G. CURRENT ACCOUNTING PRONOUNCEMENTS:

Effective January 1, 2002, the Corporation adopted the provisions of Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") that replaced SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement developed a single accounting model, based on the provisions of SFAS No. 121, for long-lived assets to be disposed of by sale and addressed implementation issues arising from SFAS No. 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30 for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Provisions of this statement are generally to be applied prospectively. The adoption of the provisions of this statement had no effect on the Corporation's financial position, liquidity or results of operations.

In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145 "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections" ("SFAS No. 145"). This statement eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria outlined in Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 also eliminates the inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002, or beginning January 1, 2003, for the Corporation. Management does not believe that this statement will have any material effect on the Corporation's financial position, liquidity or results of operations.

H. SUBSEQUENT EVENT - COMMON STOCK REPURCHASES:

On February 28, 2002, the Board of Directors authorized the repurchase of 500,000 shares of common stock to be completed no later than December 31, 2003. Repurchase under this program began July 22, 2002, and through August 9, 2002, a total of 204,200 shares were repurchased at a cost of $5,128,000.

Repurchases of the Corporation's common stock can be made at any time and in any amount, depending upon market conditions and various other factors. Any repurchase generally will be on the open-market, although privately negotiated transactions are also possible. In compliance with Nebraska law, all repurchased shares will be cancelled. On January 28, 2002, the Corporation completed a series of four stock repurchase programs that began in April 1999. These four repurchase programs resulted in 16,500,000 shares of the Corporation's common stock repurchased at a cost of $349,417,000.

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

CRITICAL ACCOUNTING POLICIES:

The Corporation's critical accounting policies involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2002, have remained unchanged from December 31, 2001. These policies are allowance for losses on loans, mortgage servicing rights and derivative financial instruments. Disclosure on these critical accounting policies is incorporated by reference under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's Annual Report on Form 10-K for the Corporation's year ended December 31, 2001.

Nonperforming residential real estate loans at December 31, 2001, have been restated due to a change in determining past due loans. During the June 30, 2002, quarter the Corporation changed from a methodology where the loan system converted monthly loan payments missed on a loan to days past due in determining delinquent residential real estate loans to a method where the number of days past due are determined by the number of contractually delinquent loan payments. This change in determining these delinquent loans conforms the Corporation's reporting with the Bank's regulatory thrift financial reporting and aligns the Corporation's reporting of delinquencies with its peers. All prior periods will be restated to reflect this change.

LIQUIDITY AND CAPITAL RESOURCES:

The Corporation's principal asset is its investment in the capital stock of the Bank. Since the Corporation does not generate any significant revenues independent of the Bank, the Corporation's liquidity is dependent on the extent to which it receives dividends from the Bank. The Bank's ability to pay dividends to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Capital distribution regulations of the Office of Thrift Supervision ("OTS"), permit the Bank, without requiring an application for approval from the OTS, to pay capital distributions during a calendar year up to 100% of the Bank's retained net income (net income determined in accordance with generally accepted accounting principles less total capital distributions declared) for the current calendar year plus the preceding two calendar years. At June 30, 2002, the Bank's total distributions exceeded its retained income by $236.6 million under this regulation thereby requiring the Bank to file an application with the OTS for any capital distributions.

The Corporation manages its liquidity at both the parent company and subsidiary levels. At June 30, 2002, the cash of Commercial Federal Corporation (the "parent company") totaled $24.1 million. Due to the parent company's limited independent operations, the parent company's ability to make future interest and principal payments on its debt totaling $119.3 million at June 30, 2002, is dependent upon its receipt of dividends from the Bank. During the six months ended June 30, 2002, the parent company received cash dividends totaling $45.0 million ($10.0 million received in the second quarter) from the Bank for:

..    interest payments totaling $6.9 million on the parent company's debt,

..    principal payments of $14.1 million on the parent company's five-year term note and revolving credit note,

..    common stock cash dividends totaling $15.8 million paid by the parent company to its common stock shareholders, and

..    the financing of common stock repurchases totaling $8.2 million.

The Bank will continue to pay dividends to the parent company, subject to regulatory restrictions, to cover future principal and interest payments on the parent company's debt and quarterly cash dividends on common stock when and as declared by the parent company. The parent company also receives cash from the exercise of stock options under its employee stock option plans, as well as from the Bank for income tax benefits from operating losses generated by the parent company as provided in the corporate tax sharing agreement.

During the first quarter of 2002 the Corporation repurchased 798,500 shares of its common stock at a cost of $19.5 million completing the Board authorization on May 7, 2001, to repurchase an additional 5,000,000 shares by December 31, 2002. On February 28, 2002, the Board of Directors authorized an additional stock repurchase for 500,000 shares to be completed no later than December 31, 2003. As of June 30, 2002, no common stock had been repurchased pursuant to this authorization. However, the Corporation began repurchasing its common stock on July 22, 2002, and through August 9, 2002, repurchased 204,200 shares at a cost of $5.1 million.

The Corporation's primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the FHLB and (iv) cash generated from operations. Net cash flows used by operating activities totaled $232.6 million and $59.3 million, respectively, for the six months ended June 30, 2002 and 2001. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans.

Net cash flows used by investing activities totaled $39.1 million for the six months ended June 30, 2002, and net cash flows provided by investing activities totaled $6.2 million for the six months ended June 30, 2001. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities, (ii) the purchases and origination of loans and
(iii) the purchases and sales of mortgage-backed and investment securities. During the second quarter of 2002, the Corporation sold investment securities totaling $598.9 million resulting in a pre-tax gain of $11.7 million. During the first six months of 2001, the Corporation sold investment and mortgage-backed securities totaling $459.5 million resulting in a pre-tax gain of $9.7 million. These gains on the sales of these available-for-sale securities for the respective periods were recognized primarily to offset the valuation adjustment losses in the mortgage servicing rights portfolio totaling $16.1 million and $5.7 million, respectively, for the six months ended June 30, 2002 and 2001. During the quarter ended March 31, 2002, the Corporation incurred pre-tax losses of $3.1 million on the sales of available-for-sale investment and mortgage-backed securities totaling $144.1 million. The proceeds from the sale of these securities were reinvested into higher yielding securities.

Net cash flows provided by financing activities totaled $223.9 million and $37.5 million, respectively, for the six months ended June 30, 2002 and 2001. Advances from the FHLB and deposits have been the primary sources to balance the Corporation's funding needs during each of the periods presented. The Corporation experienced a net decrease in deposits of $153.2 million for the six months ended June 30, 2002, compared to a net decrease of $559.0 million for the six months ended June 30, 2001. The net decrease in deposits for the current period is due to a net reduction totaling $107.8 million in core deposits and the run-off in the higher costing certificates of deposit portfolio totaling $45.4 million. Deposits decreased a net $559.0 million for the six months ended June 30, 2001, due to the Corporation's reduction of $189.4 million in brokered deposits for funding needs, deposits totaling $110.2 million sold pursuant to the 2001 branch divestiture and $454.3 million run-off in the higher costing certificates of deposits as part of the Corporation's business strategy. Partially offsetting these decreases was a net increase in core deposits totaling $194.9 million. During the three and six months ended June 30, 2002, the Corporation purchased $400.0 million and $700.0 million notional amount of swaptions at a cost of $16.2 million and $34.3 million, respectively, to hedge the call option on $700.0 million of fixed-rate FHLB advances that are convertible into adjustable-rate advances at the option of the Federal Home Loan Bank. During the six months ended June 30, 2002 and 2001, the Corporation repurchased shares of its common stock at a cost of $19.5 million and $62.3 million, respectively.

Contractual Obligations and Other Commitments:

Through the normal course of operations, the Corporation enters into certain contractual obligations and other commitments. These obligations generally relate to funding of operations through debt issuances as well as leases for premises and equipment. As a financial institution, the Corporation routinely enters into commitments to extend credit, including loan commitments, standby letters of credit and financial guarantees. At June 30, 2002, the Corporation issued commitments totaling approximately $639.4 million to fund and purchase loans and securities as follows: $88.0 million of single-family adjustable-rate mortgage loans, $175.7 million of single-family fixed-rate mortgage loans, $135.2 million of commercial real estate loans, $17.4 million of consumer, commercial operating and agricultural loans and approximately $223.1 million of unused lines of credit for commercial and consumer use. These outstanding loan commitments to extend credit in order to originate loans or fund commercial and consumer loans lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described. In addition, at June 30, 2002, the Corporation had approximately $348.8 million in mandatory forward delivery commitments to sell residential mortgage loans. The following table represents the Corporation's significant contractual obligations at June 30, 2002, for the next five years:

--------------------------------------------------------------------------------
                                           Long-Term        Lease
Due June 30:                                  Debt       Obligations      Total
--------------------------------------------------------------------------------
    2003                                   $  50,543      $  6,071     $  56,614
    2004                                       7,250         5,076        12,326
    2005                                      38,063         3,400        41,463
    2006                                           -         2,300         2,300
    2007                                     221,725         1,696       223,421
    2008 and thereafter                      295,000        11,921       306,921
--------------------------------------------------------------------------------

Totals                                     $ 612,581      $ 30,464     $ 643,045
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

OPERATING RESULTS BY SEGMENT:

See Note E to the Condensed Consolidated Financial Statements for additional information on the Corporation's lines of business including tabular results of operations for the three and six months ended June 30, 2002 and 2001.

Commercial Banking:

The Commercial Banking segment reported net income of $7.5 million and $15.6 million, respectively, for the three and six months ended June 30, 2002, compared to $6.7 million and $12.2 million, respectively, for the three and six months ended June 30, 2001. Net interest income increased $3.6 million for the quarter ended June 30, 2002, compared to the 2001 second quarter. For the six months ended June 30, 2002, net interest income increased $9.3 million compared to the six months ended June 30, 2001. These increases in net interest income are due primarily to the growth in the average balance of the commercial loan portfolio during 2002 over the respective 2001 periods. The provision for loan losses increased $1.8 million and $3.6 million, respectively, for the three and six months ended June 30, 2002, compared to the 2001 three and six month periods. These increases are due to the larger commercial loan portfolio comparing the respective periods since the loss rate applied remained unchanged. Total other income decreased $586,000 and $1.6 million, respectively, for the three and six months ended June 30, 2002, compared to the respective 2001 periods primarily due to net losses incurred from commercial real estate operations during the 2002 three and six month periods compared to net gains recorded in the respective 2001 periods. For the three and six months ended June 30, 2002, the Corporation recorded an impairment loss totaling $1.9 million on a residential master planned community development in Nevada. Total other expense increased $569,000 for the three months ended June 30, 2002, compared to the 2001 second quarter due to increases in compensation and benefits. Total other expense decreased $294,000 for the six months ended June 30, 2002, compared to the six months ended June 30, 2001, primarily due to $754,000 in additional expenses recorded in the 2001 first quarter to finalize the sale of the leasing portfolio in February 2001.
                                       20

Mortgage Banking:

The Mortgage Banking segment reported net income of $5.4 million and $9.8 million, respectively, for the three and six months ended June 30, 2002, compared to $4.3 million and $5.2 million, respectively, for the three and six months ended June 30, 2001. Net interest income increased $4.0 million for the quarter ended June 30, 2002, compared to the quarter ended June 30, 2001. For the six months ended June 30, 2002, net interest income increased $7.6 million compared to the six months ended June 30, 2001. These increases in net interest income comparing the respective periods are primarily due to increases in the credit the Mortgage Banking segment received in the 2002 periods compared to 2001 from increases in its custodial earnings that were computed using an internal cost of funds rate. The custodial earnings increased comparing the respective periods due to increases in escrow balances primarily from mortgage refinancing activity. Total other income decreased $1.6 million for the three months ended June 30, 2002, compared to the 2001 second quarter due to increases in amortization expense of mortgage servicing rights in 2002 over 2001. Total other income increased $741,000 for the six months ended June 30, 2002, compared to 2001 primarily due to net gains on the sales of warehouse loans comparing the respective periods partially offset by increases in amortization expense of mortgage servicing rights in 2002 over 2001. Total other expense increased $690,000 and $1.2 million, respectively, for the three and six months ended June 30, 2002, compared to the respective 2001 periods.

Retail Banking:

The Retail Banking segment reported net income of $3.9 million and $7.9 million, respectively, for the three and six months ended June 30, 2002, compared to $6.2 million and $9.8 million, respectively, for the three and six months ended June 30, 2001. Net interest income decreased $1.2 million and $5.1 million, respectively, for the three and six months ended June 30, 2002, compared to the 2001 periods. These decreases in net interest income are primarily due to lower average balances of interest-earning loans and lower rates on such loans comparing the respective periods of 2002 to 2001. The provision for loan losses increased $278,000 and $495,000, respectively, for the three and six months ended June 30, 2002 compared to the 2001 periods due to the changes in the Retail Banking segment's loan portfolio mix. Total other income decreased $1.5 million for the three months ended June 30, 2002, compared to the 2001 second quarter due to decreases in commission revenues from brokerage operations. Total other income increased $951,000 for the six months ended June 30, 2002, compared to the six months ended June 30, 2001, primarily due to the increased retail fee pricing structure effective September 1, 2001, partially offset by decreases in commission revenues from brokerage and insurance operations. Total other expense increased $791,000 for the quarter ended June 30, 2002, compared to the three months ended June 30, 2001, due to increases in compensation and benefits and advertising. Total other expense decreased $1.4 million for the six months ended June 30, 2002, compared to 2001 primarily due to $2.0 million recorded in 2001 as a net gain relating to the sale of branches and termination benefits pursuant to the August 2000 key initiatives.

Treasury:

The Treasury segment reported net income of $10.7 million and $22.2 million, respectively, for the three and six months ended June 30, 2002, compared to $9.1 million and $21.4 million, respectively, for the three and six months ended June 30, 2001. Net interest income decreased $1.0 million for the current 2002 second quarter compared to the 2001 second quarter. This decrease is due primarily to the lower yield earned on the mortgage-backed securities portfolio comparing the respective periods. Net interest income increased $6.3 million for the six months ended June 30, 2002, compared to 2001 due primarily to the lower cost of borrowed funds and the higher average balance of investment and mortgage-backed securities for the first half of 2002 compared to 2001. The provision for loan losses decreased $1.5 million and $1.0 million, respectively, for the three and six months ended June 30, 2002, compared to the 2001 periods due to a lower balance of loans held in the Treasury segment comparing the respective periods. Total other income is a loss of $6.4 million for the quarter ended June 30, 2002, compared to a loss of $11.7 million for 2001. This improvement in total other income comparing the respective periods is due to net gains on the sales of securities and changes in fair values of derivatives totaling $13.6 million for the 2002 second quarter compared to a net loss of $1.3 million for the 2001 quarter partially offset by a $16.6 million valuation adjustment for impairment of the mortgage servicing rights recorded during the 2002 second quarter. For the six months ended June 30, 2002 and 2001, total other income is a loss of $18.1 million and $14.3 million, respectively. This decrease in total other income is due primarily to valuation adjustments for impairment of the mortgage servicing rights totaling $16.1 million recorded in the 2002 six month period compared to $5.7 million recorded in the six months ended June 30, 2001, partially offset by higher amounts of intersegment revenues allocated from Treasury to the Mortgage and Retail Banking segments in 2001 compared to 2002. Total other expense for the three and six months ended June 30, 2002, are credits of $1.0 million and $1.1 million, respectively, compared to credits of $4.4 million and $5.4 million, respectively, for the three and six months ended June 30, 2001. These net changes are primarily due to higher loan production cost allocations in the 2002 periods compared to 2001.

CONSOLIDATED RESULTS OF OPERATIONS:

Net income for the three months ended June 30, 2002, was $27.5 million, or $.60 per diluted share ($.61 per basic share), compared to net income of $26.4 million, or $.51 per basic and diluted share, for the three months ended June 30, 2001. The increase in net income comparing the respective quarters is primarily due to an increase of $5.4 million in net interest income and decreases of $2.4 million in the amortization of intangible assets and $897,000 in the provision for loan losses. These increases to net income were partially offset by a decrease of $1.9 million in total other income and an increase of $5.8 million in general and administrative expenses.

Net income for the six months ended June 30, 2002, was $55.5 million, or $1.21 per diluted share ($1.22 per basic share), compared to net income for $48.6 million, or $.93 per diluted share ($.94 per basic share), for the six months ended June 30, 2001. The increase in net income comparing the respective periods is primarily due to an increase of $18.1 million in net interest income and a decrease of $4.8 million in the amortization of intangible assets. These increases to net income were partially offset by a decrease of $8.3 million in total other income and increases in general and administrative expenses ($5.2 million), the provision for loan losses ($1.2 million) and the provision for income taxes ($1.2 million).

Net Interest Income:

Net interest income totaled $80.7 million for the three months ended June 30, 2002, compared to $75.3 million for the three months ended June 30, 2001, an increase of approximately $5.4 million, or 7.2%. During the three months ended June 30, 2002 and 2001, interest rate spreads were 2.82% and 2.58%, respectively, an increase of 24 basis points; and the net yield on interest-earning assets was 2.76% and 2.57%, respectively, an increase of 19 basis points. The increase in the interest rate spread is due primarily to a 116 basis point decrease in the rate paid on interest-bearing liabilities partially offset by a 92 basis point decrease in the yield received on interest-earning assets. Total interest expense decreased $33.1 million comparing the three months ended June 30, 2002 to 2001 due to the lower costs of funds. Total interest income decreased $27.7 million over the same three-month periods due to lower yields on interest-earning assets.

Net interest income totaled $165.2 million for the six months ended June 30, 2002, compared to $147.1 million for the six months ended June 30, 2001, an increase of approximately $18.1 million, or 12.3%. During the six months ended June 30, 2002 and 2001, interest rate spreads were 2.88% and 2.52%, respectively, an increase of 36 basis points comparing periods; and the net yield on interest-earning assets was 2.83% and 2.53%, respectively, an increase of 30 basis points comparing periods. The increase in the interest rate spread is due primarily to a 130 basis point decrease in the rate paid on interest-bearing liabilities partially offset by a 94 basis point decrease in the yield received on interest-earning assets. Total interest expense decreased $71.9 million comparing the six months ended June 30, 2002 to 2001 due to the lower costs of funds. Total interest income decreased $53.8 million over the same six-month periods due to lower yields on interest-earning assets.

Net interest income increased for the three and six months ended June 30, 2002, compared to the respective 2001 periods due to (i) the lower interest rate environment in which costing liabilities have been repricing downward at a faster rate than earning assets have been repricing, (ii) the continued shift in the asset mix toward higher yielding commercial and consumer loans and (iii) a shift in funding from certificates of deposit to checking and savings (core deposits).

Based on the current interest rate environment and the Corporation's gap position, management anticipates a decline to a more sustainable level in the net interest margin during the last six months of calendar year 2002 as earning-assets reprice. However, the future trend in interest rate spreads and net interest income will be dependent upon and influenced by changes in and levels of both short-term and long-term market interest rates, and such other factors as the composition and size of the Corporation's interest-earning assets and interest-bearing liabilities, the interest rate risk exposure of the Corporation and the maturity and repricing activity of interest-sensitive assets and liabilities.

The following table presents certain information concerning yields earned on interest-earning assets and rates paid on interest-bearing liabilities during and at the end of each of the periods presented:

--------------------------------------------------------------------------------------------------------
                                                       For the Three     For the Six
                                                       Months Ended      Months Ended            At
                                                         June 30,          June 30,           June 30,
                                                      --------------     ------------      -------------
                                                      2002      2001     2002    2001      2002     2001
--------------------------------------------------------------------------------------------------------
Weighted average yield on:
   Loans                                              7.11%     7.85%    7.19%   7.98%     7.12%    7.88%
   Mortgage-backed securities                         5.19      6.62     5.53    6.68      6.10     6.73
   Investments                                        5.44      6.42     5.43    6.49      4.90     5.87
--------------------------------------------------------------------------------------------------------
      Interest-earning assets                         6.61      7.53     6.72    7.66      6.67     7.52
--------------------------------------------------------------------------------------------------------
Weighted average rate paid on:
   Savings and checking acounts (core deposits)       2.49      3.17     2.52    3.32      2.47     3.10
   Certificates of deposit                            3.34      5.70     3.59    5.84      3.28     5.52
   Advances from FHLB                                 4.83      5.61     4.82    5.85      4.70     5.59
   Securities sold under agreements
      to repurchase                                   3.91      6.23     4.02    6.16      3.83     5.18
   Other borrowings                                   6.16      7.48     5.05    7.98      5.51     6.65
--------------------------------------------------------------------------------------------------------
      Interest-bearing liabilities                    3.79      4.95     3.84    5.14      3.73     4.84
--------------------------------------------------------------------------------------------------------
Net interest rate spread                              2.82%     2.58%    2.88%   2.52%     2.94%    2.68%
--------------------------------------------------------------------------------------------------------
Net annualized yield on
   interest-earning assets                            2.76%     2.57%    2.83%   2.53%     2.91%    2.66%
--------------------------------------------------------------------------------------------------------

The following table presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, and average yields and rates during the three and six months ended June 30, 2002. This table includes nonaccruing loans averaging $67.2 million and $73.7 million, respectively, for the three and six months ended June 30, 2002, as interest-earning assets at a yield of zero percent:

------------------------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended                        Six Months Ended
                                                                June 30, 2002                             June 30, 2002
                                                                -------------                             -------------
                                                                                 Annualized                               Annualized
                                                      Average                      Yield/       Average                     Yield/
                                                      Balance       Interest        Rate        Balance     Interest         Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans                                            $  8,447,815   $  150,037      7.11%      $ 8,414,758  $ 302,076         7.19%
   Mortgage-backed securities                          1,834,009       23,806      5.19         1,833,082     50,664         5.53
   Investments                                         1,421,861       19,328      5.44         1,416,914     38,447         5.43
------------------------------------------------------------------------------------------------------------------------------------

      Interest-earning assets                         11,703,685      193,171      6.61        11,664,754    391,187         6.72
------------------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
   Savings and checking accounts (core deposits)       3,349,243       20,778      2.49         3,402,285     42,451         2.52
   Certificates of deposit                             2,907,709       24,205      3.34         2,882,788     51,336         3.59
   Advances from FHLB                                  4,965,734       60,611      4.83         4,931,869    119,505         4.82
   Securities sold under
      agreements to repurchase                           401,802        3,972      3.91           306,330      6,192         4.02
   Other borrowings                                      190,776        2,939      6.16           255,436      6,454         5.05
------------------------------------------------------------------------------------------------------------------------------------

      Interest-bearing liabilities                    11,815,264      112,505      3.79        11,778,708    225,938         3.84
------------------------------------------------------------------------------------------------------------------------------------

Net earnings balance                                 $  (111,579)                             $  (113,954)
                                                     ===========                              ===========

Net interest income                                                $   80,666                              $ 165,249
                                                                   ==========                              =========

Net interest rate spread                                                           2.82%                                     2.88%
------------------------------------------------------------------------------------------------------------------------------------

Net annualized yield on
   interest-earnings assets                                                        2.76%                                     2.83%
------------------------------------------------------------------------------------------------------------------------------------

The Corporation's net earnings balance decreased by $133.8 million during the six months ended June 30, 2002, compared to the six months ended June 30, 2001. This decrease in the net earnings balance comparing these periods is primarily due to the repurchases of common stock totaling $138.1 million over the last twelve months.

The following table presents the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities, and the amount of change in each attributable to: (i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The net change attributable to change in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table demonstrates the effect of the change in the volume of interest-earning assets and interest-bearing liabilities, the changes in interest rates and the effect on the interest rate spreads previously discussed:

------------------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended                   Six Months Ended
                                                                 June 30, 2002 Compared              June 30, 2002 Compared
                                                                    to June 30, 2001                    to June 30, 2001
                                                                --------------------------------------------------------------------
                                                                Increase (Decrease) Due to         Increase (Decrease) Due to
------------------------------------------------------------------------------------------------------------------------------------
                                                              Volume       Rate        Total      Volume       Rate       Total
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans                                                     $ (8,181)  $ (16,129)  $ (24,310)  $  (18,937) $ (34,033)  $ (52,970)
   Mortgage-backed securities                                   3,180      (6,250)     (3,070)       7,450     (9,904)     (2,454)
   Investments                                                  2,933      (3,245)       (312)       8,308     (6,638)      1,670
------------------------------------------------------------------------------------------------------------------------------------
      Interest income                                          (2,068)    (25,624)    (27,692)      (3,179)   (50,575)    (53,754)
------------------------------------------------------------------------------------------------------------------------------------

Interest expense:
   Savings and checking accounts (core deposits)               (1,086)     (5,593)     (6,679)        (327)   (13,420)    (13,747)
   Certificates of deposit                                    (11,695)    (19,304)    (30,999)     (29,527)   (38,179)    (67,706)
   Advances from FHLB                                          11,599      (8,691)      2,908       28,010    (22,190)      5,820
   Securities sold under agreements to repurchase               3,126        (829)      2,297        5,215       (825)      4,390
   Other borrowings                                                26        (630)       (604)       2,473     (3,123)       (650)
------------------------------------------------------------------------------------------------------------------------------------
     Interest expense                                           1,970     (35,047)    (33,077)       5,844    (77,737)    (71,893)
------------------------------------------------------------------------------------------------------------------------------------
Effect on net interest income                                $ (4,038)  $   9,423   $   5,385   $   (9,023) $  27,162   $  18,139
------------------------------------------------------------------------------------------------------------------------------------

Provision for Loan Losses:

The Corporation recorded loan loss provisions totaling $5.5 million and $12.1 million, respectively, for the three and six months ended June 30, 2002, compared to $6.4 million and $10.9 million, respectively, for the three and six months ended June 30, 2001. The provision for loan losses decreased in the current quarter compared to the 2001 second quarter due to a decrease in net loans charged-off. Net loans charged-off totaled $4.1 million for the three months ended June 30, 2002, compared to $5.4 million for the three months ended June 30, 2001. The net charge-offs are lower for the current quarter compared to the year-ago quarter due to decreases in charge-offs for consumer loans and agricultural loans partially offset by an increase in commercial real estate loan charge-offs. Net loans charged off for the six months ended June 30, 2002 totaled $10.5 million compared to $9.3 million for the six months ended June 30, 2001. Net charge-offs are higher for the current six month period compared to the prior year six month period due to increases in charge-offs of construction loans and commercial real estate loans partially offset by decreases in charge-offs of agricultural loans and consumer loans. The allowance for loan losses is based upon management's continuous evaluation of the collectibility of outstanding loans, which takes into consideration such factors as changes in the composition of the loan portfolio and economic conditions that may affect the borrower's ability to pay, regular examinations by the Corporation's credit review group of specific problem loans and of the overall portfolio quality and real estate market conditions in the Corporation's lending areas.

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

Nonperforming assets are monitored on a regular basis by the Corporation's internal credit review and problem asset groups. Nonperforming assets are summarized as of the dates indicated:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                               June 30,          December 31,
                                                                                                 2002              2001 (1)
------------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans:
   Residential real estate                                                                   $    48,780         $    52,792
   Commercial real estate                                                                         11,333              23,423
   Consumer and other loans                                                                        6,632               6,929
------------------------------------------------------------------------------------------------------------------------------------
       Total                                                                                      66,745              83,144
------------------------------------------------------------------------------------------------------------------------------------
Real estate:
   Commercial                                                                                      3,671               8,762
   Residential (includes residential development property in Nevada)                              36,542              36,446
------------------------------------------------------------------------------------------------------------------------------------
       Total                                                                                      40,213              45,208
------------------------------------------------------------------------------------------------------------------------------------
Troubled debt restructurings:
   Commercial                                                                                      2,982               3,057
   Residential                                                                                        81                  84
------------------------------------------------------------------------------------------------------------------------------------
       Total                                                                                       3,063               3,141
------------------------------------------------------------------------------------------------------------------------------------

Total nonperforming assets                                                                   $   110,021         $   131,493
------------------------------------------------------------------------------------------------------------------------------------

Nonperforming loans to total loans                                                                  .75%                .96%
Nonperforming assets to total assets                                                                .83%               1.02%
------------------------------------------------------------------------------------------------------------------------------------

Total allowance for loan losses (2)                                                          $   104,001         $   102,451
------------------------------------------------------------------------------------------------------------------------------------

Allowance for loan losses to:
   Total loans                                                                                     1.15%               1.18%
   Total nonperforming assets                                                                     93.07%              77.91%
   Total nonperforming loans                                                                     155.82%             123.22%
   Nonresidential nonperforming assets                                                           415.97%             242.94%
------------------------------------------------------------------------------------------------------------------------------------

(1) Nonperforming residential real estate loans at December 31, 2001 have been restated due to a change in determining past due loans. During the June 30, 2002, quarter the Corporation changed from a methodology where the loan system converted monthly loan payments missed on a loan to days past due in determining delinquent residential real estate loans to a method where the number of days past due are determined by the number of contractually delinquent loan payments. This change in determining these delinquent loans conforms the Corporation's reporting with the Bank's regulatory thrift financial reporting and aligns the Corporation's reporting of delinquencies with its peers. This change in methods reduced nonperforming residential real estate loans by $8.4 million and $10.7 million, respectively, at June 30, 2002, and December 31, 2001.

(2)  Includes $279,000 and $92,000 at June 30, 2002 and December 31, 2001,
     respectively, in allowance for losses established on loans held for sale.
--------------------------------------------------------------------------------

Nonperforming loans at June 30, 2002, decreased by $16.4 million compared to December 31, 2001, primarily due to the foreclosure and subsequent sale of a commercial real estate loan totaling $9.1 million, the paydown and charge-off of a commercial real estate loan totaling $2.3 million, a decrease in the residential portfolio totaling $4.0 million and a decrease in the consumer portfolio totaling $1.7 million partially offset by an increase in the agricultural portfolio totaling $1.3 million. The $5.0 million net decrease in real estate at June 30, 2002, compared to December 31, 2001, is primarily due to the sale of a commercial construction property totaling $3.9 million and by a net decrease in commercial real estate totaling $1.2 million primarily from impairment loss write offs and sales of other commercial real estate properties.

Retail Fees and Charges:

Retail fees and charges totaled $13.9 million and $26.3 million, respectively, for the three and six months ended June 30, 2002, compared to $13.6 million and $25.7 million, respectively, for the three and six months ended June 30, 2001. The reasons for the increases over the prior year periods are due to an increased retail fee pricing structure effective September 1, 2001, and increases in the volume of checking accounts.

Loan Servicing Fees and Mortgage Servicing Rights Valuation Adjustment:

The major components of loan servicing fees for the periods indicated and the amount of loans serviced for other institutions are as follows:

  --------------------------------------------------------------------------------------------------------------------------------
                                                                             Three Months Ended            Six Months Ended
                                                                                   June 30,                    June 30,
  --------------------------------------------------------------------------------------------------------------------------------
                                                                             2002             2001         2002         2001
  --------------------------------------------------------------------------------------------------------------------------------
  Revenue from loan servicing fees                                           $   8,007     $   8,273    $    15,909  $     16,564
  Revenue from late loan payment fees                                            1,563         1,641          3,165         3,290
  Amortization of mortgage servicing rights                                     (6,751)       (3,575)       (13,419)       (6,963)
  --------------------------------------------------------------------------------------------------------------------------------
  Loan servicing fees, net                                                   $   2,819     $   6,339    $     5,655  $     12,891
  --------------------------------------------------------------------------------------------------------------------------------
  Valuation adjustments for impairment                                       $ (16,607)    $    (172)   $   (16,078) $     (5,656)
  --------------------------------------------------------------------------------------------------------------------------------
  Loans serviced for other institutions at June 30                                                      $ 9,652,792  $  9,487,668
  --------------------------------------------------------------------------------------------------------------------------------

The amount of revenue generated from loan servicing fees, and changes in comparing periods, is primarily due to changes in the average size of the Corporation's portfolio of mortgage loans serviced for other institutions and the level of rates for service fees collected partially offset by the amortization expense of mortgage servicing rights and adjustments to the valuation allowances. The loan servicing fees category also includes fees collected for late loan payments. The net decreases in revenue from loan servicing fees comparing the respective periods of 2002 to 2001 are due to a lower level of service fee rates comparing the respective periods slightly offset by a higher average balance of mortgage loans serviced for others. The increases in amortization expense of mortgage servicing rights reflects an increase in loan prepayments due to the lower interest rate environment comparing the respective periods. The amount of amortization expense of mortgage servicing rights is determined, in part, by mortgage loan pay-downs in the servicing portfolio that are influenced by changes in interest rates. Valuation adjustments totaling $16.6 million and $16.1 million, respectively, in impairment losses were recorded during the three and six months ended June 30, 2002, as a reduction of the carrying amount of the mortgage servicing rights portfolio. This compares to valuation adjustments totaling $172,000 and $5.7 million, respectively, recorded during the three and six months ended June 30, 2001. Changes in the valuation allowance are due to increases or decreases in estimated prepayments of loans resulting from changes in interest rates. At June 30, 2002, the valuation allowance on the mortgage servicing rights portfolio totaled $35.7 million compared to $6.2 million at June 30, 2001.

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

Gain (Loss) on Sales of Securities and Changes in Fair Values of Derivatives,
Net:

During the three and six months ended June 30, 2002 and 2001, the following transactions were recorded:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Three Months Ended          Six Months Ended
                                                                                            June 30,                   June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        2002        2001           2002        2001
------------------------------------------------------------------------------------------------------------------------------------
Gain (loss) on the sales of available-for-sale securities:
Investment securities                                                                 $  11,698   $   (980)      $  8,920  $  6,153
Mortgages-backed securities                                                                 --       2,613           (371)    3,571
------------------------------------------------------------------------------------------------------------------------------------
Net gain on sales                                                                        11,698      1,633          8,549     9,724
Changes in the fair value of interest rate floor
agreements not qualifying for hedge accounting                                            2,364     (2,451)         1,142    (1,394)
Amortization expense on the deferred loss
on terminated interest rate swap agreements                                                (508)      (508)        (1,017)   (1,017)
Other items                                                                                  29         --             66       (14)
------------------------------------------------------------------------------------------------------------------------------------
Gain (loss) on the sales of securities and changes in fair values of derivatives,
  net                                                                                 $  13,583   $ (1,326)      $  8,740  $  7,299
------------------------------------------------------------------------------------------------------------------------------------

During the second quarter of 2002, the Corporation sold investment securities totaling $598.9 million resulting in a pre-tax gain of $11.7 million. This gain on the sales of investment securities was recognized to partially offset the valuation adjustment loss totaling $16.6 million in the mortgage servicing rights portfolio recorded in the quarter ended June 30, 2002. During the three months ended March 31, 2002, the Corporation incurred pre-tax losses totaling $3.1 million on the sales of $144.1 million of available-for-sale investment and mortgage-backed securities. The proceeds from the sale of these securities were reinvested into higher yielding securities. For the three and six months ended June 30, 2001, the Corporation sold securities totaling $246.2 million and $459.5 million, respectively, resulting in pre-tax gains of $1.6 million and $9.7 million, respectively. These net gains on the sales of available-for-sale securities were recognized to partially offset the valuation adjustment losses recorded in the mortgage servicing rights portfolio totaling $172,000 and $5.7 million, respectively, for the three and six months ended June 30, 2001.

Gain (Loss) on Sales of Loans:

During the three and six months ended June 30, 2002, the Corporation recorded net gains on the (i) sales of loans and (ii) changes in the fair values of derivative financial instruments and certain hedged items totaling $3.5 million and $7.0 million, respectively, compared to a net gain of $250,000 for the quarter ended June 30, 2002, and a net loss of $1.8 million for the six months ended June 30, 2002. During the three and six months ended June 30, 2002, loans totaling $541.1 million and $1.2 billion, respectively, were sold resulting in pre-tax gains of $4.0 million and $8.6 million. During the three and six months ended June 30, 2001, loans totaling $782.6 million and $1.4 billion, respectively, were sold resulting in pre-tax losses of $1.7 million and $4.2 million. Loans are typically originated by the mortgage banking operations and sold in the secondary market with loan servicing retained and without recourse to the Corporation.

The Corporation's derivative financial instruments (forward loan sales commitments and conforming commitments to originate loans) and certain hedged items (warehouse loans) are recorded at fair value with the changes in fair value reported in current earnings. For the three and six months ended June 30, 2002, the net changes in the fair values of these derivative financial instruments and certain hedged items resulted in net losses totaling $475,000 and $1.6 million, respectively. These changes in fair values compare to net gains totaling $2.0 million and $2.4 million, respectively, recorded for the three and six months ended June 30, 2001.

Real Estate Operations:

The Corporation recorded net losses from real estate operations totaling $2.2 million and $3.6 million, respectively, for the three and six months ended June 30, 2002 compared to net losses of $1.2 million and $1.7 million, respectively, for the three and six months ended June 30, 2001. Real estate operations reflect impairment losses for real estate, net real estate operating activity, and gains and losses on dispositions of real estate. The net increase in the loss for real estate operations for the three and six months ended June 30, 2002, compared to the 2001 periods is primarily due to an impairment loss totaling $1.9 million on a residential master planned community development in Nevada. The loss for the three month period is partially offset by a gain totaling $802,000 on the sale of a commercial construction property.

Other Operating Income:

Other operating income totaled $8.7 million and $16.4 million, respectively, for the three and six months ended June 30, 2002, compared to $8.2 million and $16.0 million, respectively, for the three and six months ended June 30, 2001. Miscellaneous mortgage loan income increased $971,000 and $2.4 million, respectively, for the three and six months ended June 30, 2002, compared to the 2001 periods due to an increase in fees on correspondent brokered loans. Partially offsetting this net increase for the six months ended June 30, 2002, compared to 2001 is a net decrease of $1.5 million due to net losses on the sales and write-downs of certain corporate fixed assets. Other components of other operating income are brokerage commissions, credit life and disability commissions and insurance commissions. These components totaled $4.4 million and $8.8 million, respectively, for the three and six months ended June 30, 2002, compared to $4.7 million and $9.2 million, respectively, for the 2001 periods. Brokerage commissions decreased $527,000 and $1.2 million, respectively, for the three and six months ended June 30, 2002, compared to the respective 2001 periods due to decreased volumes in customer transactions.

General and Administrative Expenses:

Total general and administrative expenses, excluding exit costs and termination benefits, approximated $61.9 million and $123.1 million, respectively, for the three and six months ended June 30, 2002, compared to $60.0 million and $119.9 million, respectively, for the three and six months ended June 30, 2001. The net increase in the 2002 second quarter compared to the prior year 2001 second quarter is primarily due to increases in compensation and benefits and advertising partially offset by lower expenses resulting from the reduction in branches and management's emphasis on tighter cost controls. Compensation and benefits increased $3.1 million in the three and six months ended June 30, 2002, over the 2001 second quarter and advertising increased $1.8 million comparing the same periods. The increase in compensation and benefits is primarily due to annual merit increases effective March 1, 2002, for certain employees and to other incentive production bonuses. The increase in advertising is for the expanded promotion of products relating to checking accounts and consumer loans.

The net increase for the six months ended June 30, 2002 compared to 2001 is also primarily due to increases in compensation and benefits and advertising partially offset by lower expenses due to the reduction in branches and management's emphasis on tighter cost controls. Compensation and benefits increased $5.1 million for the six months ended June 30, 2002, over 2001 and advertising increased $2.2 million over the same periods. The increase in compensation and benefits is primarily due to (i) the employer taxes paid on the management incentive plan bonuses paid on March 1, 2002, (ii) annual merit increases to all executives and managers and (iii) other incentive production bonuses. The increase in advertising is for the expanded promotion of products relating to checking accounts and consumer loans.

Exit Costs and Termination Benefits:

No gain or loss for exit costs and termination benefits was recorded for the three and six months ended June 30, 2002. The Corporation realized net gains for the three and six months ended June 30, 2001, totaling $4.0 million and $2.0 million, respectively. These net gains were from premiums received on the sale of branches ($4.1 million) partially offset by severance costs associated with right-sizing branch personnel and expenses to close branches ($131,000 for the year-ago quarter and $1.3 million for the six months ended June 30, 2001), as well as additional expenses totaling $754,000 to finalize the sale of the leasing portfolio.

Amortization of Core Value of Deposits and Goodwill:

For the three and six months ended June 30, 2002, amortization of core value of deposits totaled $1.6 million and $3.3 million, respectively, compared to $1.9 million and $3.9 million for the three and six months ended June 30, 2001. The net decreases in amortization expense for the three and six months ended June 30, 2002, compared to 2001 is primarily due to core value of deposits amortizing on an accelerated basis in earlier years.

Effective January 1, 2002, the Corporation adopted SFAS No. 142. Therefore, beginning in 2002, goodwill is no longer subject to amortization, but will be evaluated for impairment at least on an annual basis. During the quarter ended June 30, 2002, the Corporation completed its transitional impairment test on its goodwill as of January 1, 2002, as required by SFAS No. 142. No impairment loss was recognized as a result of this test. For calendar year 2002, goodwill totaling $7.8 million, or approximately $.16 per share, will not be amortized pursuant to SFAS No. 142. For the three and six months ended June 30, 2001, amortization of goodwill totaled $2.1 million and $4.2 million, respectively. See Note B "Implementation of SFAS No. 142 Goodwill and Intangible Assets" in the Notes to Condensed Consolidated Financial Statements for additional information.

Provision for Income Taxes:

The provision for income taxes totaled $11.5 million and $22.9 million, respectively, for the three and six months ended June 30, 2002, compared to $11.8 million and $21.7 million, respectively, for the three and six months ended June 30, 2001. The effective income tax rates for the three and six months ended June 30, 2002, were 29.5% and 29.2%, respectively, compared to 30.9% for both the three and six months ended June 30, 2001. The effective income tax rates are lower for the current quarter and six months compared to the respective 2001 periods due to the cessation of goodwill amortization effective January 1, 2002, and to an increase in tax-exempt interest income and tax credits. The effective tax rates for the three and six months ended June 30, 2002 and 2001, vary from the statutory rate primarily due to tax benefits from the bank owned life insurance, tax-exempt interest income and tax credits.

                      Item 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Information as of June 30, 2002, concerning the Corporation's exposure to market risk, which has remained relatively unchanged from December 31, 2001, is incorporated by reference under Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Corporation's Annual Report on Form 10-K for the Corporation's year ended December 31, 2001.

                           PART II. OTHER INFORMATION

Item 5.  Other Information

         On May 13, 2002, the Corporation's Board of Directors approved an increase to the Corporation's quarterly cash dividend to $.09 per common share from $.08 per common share. The new dividend rate of $.09 per common share was on July 11, 2002, to stockholders of record as of June 27, 2002.

         The Corporation held its Annual Meeting of Stockholders on May 14, 2002, in Omaha, Nebraska. The inspector of election issued his certified final report on May 14, 2002, for the election of directors and approval of the 2002 Stock Option and Incentive Plan voted upon at such Annual Meeting. The proposals voted upon at the Annual Meeting were for the election of Mr. Hutchinson as director for a two year term and Messrs. Fitzgerald, Taylor and Tesi as directors for three year terms, and the approval of the Corporation's 2002 Stock Option and Incentive Plan. Mr. Hutchinson was re-elected for a term to expire in 2004, and Messrs. Fitzgerald, Taylor and Tesi were re-elected for terms to expire in 2005. The 2002 Stock Option and Incentive Plan was also approved. The Corporation disclosed all information required by Item 4 in its Form 10-Q for the quarterly period ended March 31, 2002, and incorporates such filing by reference herein.

Item 6.  Exhibits and Reports on Form 8-K

         (a).   Exhibits:

         99.1 - Chief Executive Officer's Certificate Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 - Chief Financial Officer's Certificate Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b).   Reports on Form 8-K:

         No reports on Form 8-K were filed during the three months ended June 30, 2002.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       COMMERCIAL FEDERAL CORPORATION
                                       ------------------------------
                                       (Registrant)




Date:    August 14, 2002               /s/ David S. Fisher
         ---------------               -----------------------------------------
                                       David S. Fisher, Executive Vice President
                                       and Chief Financial Officer
                                       (Principal Financial Officer)




Date:    August 14, 2002               /s/ Gary L. Matter
         ---------------               -----------------------------------------
                                       Gary L. Matter, Senior Vice President,
                                       Controller and Secretary
                                       (Principal Accounting Officer)