Form 10-Q
period 2002-09-30
COMMERCIAL FEDERAL CORP
filed 2002-11-14
CIK 744778

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the Quarterly period ended September 30, 2002
                                               ------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


Commission file number 1-11515
                       -------

                         COMMERCIAL FEDERAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Nebraska                                         47-0658852
--------------------------------------                 -------------------------
   (State or other jurisdiction of                         (I. R. S. Employer
    incorporation or organization)                       Identification Number)

13220 California Street, Omaha, Nebraska                          68154
----------------------------------------               -------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (402) 554-9200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
  ----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X     NO
      -----       -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of Each Class                     Outstanding at November 8, 2002
--------------------------------------           -------------------------------
Common Stock, Par Value $.01 Per Share                       45,186,095

                         COMMERCIAL FEDERAL CORPORATION

                                    FORM 10-Q

                                      INDEX

----------------------------------------------------------------------------------------------------------------------

Part I.     Financial Information                                                                        Page Number
            ---------------------                                                                        -----------
            Item 1.   Condensed Financial Statements:

                          Consolidated Statement of Financial Condition as of
                              September 30, 2002 and December 31, 2001                                        3

                          Consolidated Statement of Operations for the Three and Nine
                              Months Ended September 30, 2002 and 2001                                       4-5

                          Consolidated Statement of Comprehensive Income (Loss) for the
                              Three and Nine Months Ended September 30, 2002 and 2001                         6

                          Consolidated Statement of Cash Flows for the
                              Nine Months Ended September 30, 2002 and 2001                                  7-8

                          Notes to Consolidated Financial Statements                                         9-17

            Item 2.   Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                               18-30

            Item 3.   Quantitative and Qualitative Disclosures About Market Risk                              30

            Item 4.   Controls and Procedures                                                                 30
----------------------------------------------------------------------------------------------------------------------

Part II.    Other Information
            -----------------

            Item 6.   Exhibits and Reports on Form 8-K                                                        31
----------------------------------------------------------------------------------------------------------------------

Signatures                                                                                                    32

Certifications                                                                                              33-34

----------------------------------------------------------------------------------------------------------------------

                 COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                          PART I. FINANCIAL INFORMATION
                     Item 1. CONDENSED Financial Statements

-------------------------------------------------------------------------------------------------------------------------------

(Dollars in Thousands)                                                                          September         December 31,
ASSETS                                                                                             2002               2001
-------------------------------------------------------------------------------------------------------------------------------
                                                                                               (Unaudited)          (Audited)

Cash (including short-term investments of $368 and $590)                                      $     197,719       $ $  206,765
Investment securities available for sale, at fair value                                           1,319,304          1,150,345
Mortgage-backed securities available for sale, at fair value                                      1,746,689          1,829,728
Loans held for sale, net                                                                            777,971            337,050
Loans receivable, net of allowances of  $109,493 and $102,359                                     8,120,979          8,066,375
Federal Home Loan Bank stock                                                                        285,112            253,946
Real estate, net                                                                                     52,293             57,476
Premises and equipment, net                                                                         148,762            158,691
Bank owned life insurance                                                                           224,849            214,585
Other assets                                                                                        430,012            435,174
Core value of deposits, net of accumulated amortization of $59,719 and $54,900                       23,914             28,733
Goodwill                                                                                            162,717            162,717
-------------------------------------------------------------------------------------------------------------------------------

      Total Assets                                                                            $  13,490,321       $ 12,901,585
-------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------------

Liabilities:
   Deposits                                                                                   $   6,163,289       $  6,396,522
   Advances from Federal Home Loan Bank                                                           5,508,180          4,939,056
   Other borrowings                                                                                 615,193            520,213
   Other liabilities                                                                                457,741            311,140
-------------------------------------------------------------------------------------------------------------------------------

      Total Liabilities                                                                          12,744,403         12,166,931
-------------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies                                                                            --                 --
-------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued                            --                 --
   Common stock, $.01 par value; 120,000,000 shares authorized;
      45,226,837 and 45,974,648 shares issued and outstanding                                           452                460
   Additional paid-in capital                                                                        62,020             80,799
   Retained earnings                                                                                775,566            705,160
   Accumulated other comprehensive loss, net                                                        (92,120)           (51,765)
-------------------------------------------------------------------------------------------------------------------------------

      Total Stockholders' Equity                                                                    745,918            734,654
-------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                              $  13,490,321       $ 12,901,585
-------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                 COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)              Three Months Ended         Nine Months Ended
                                                             September 30,              September 30,
                                                        -----------------------   -----------------------
                                                          2002          2001        2002          2001
---------------------------------------------------------------------------------------------------------
Interest Income:
   Loans receivable                                     $ 153,721    $ 170,059    $ 455,797    $ 525,105
   Mortgage-backed securities                              22,498       27,739       73,162       80,857
   Investment securities                                   19,635       20,116       58,082       56,893
---------------------------------------------------------------------------------------------------------
      Total interest income                               195,854      217,914      587,041      662,855
Interest Expense:
   Deposits                                                43,766       73,438      137,553      248,679
   Advances from Federal Home Loan Bank                    63,216       60,716      182,721      174,400
   Other borrowings                                         6,776        5,533       19,422       14,439
---------------------------------------------------------------------------------------------------------
      Total interest expense                              113,758      139,687      339,696      437,518
Net Interest Income                                        82,096       78,227      247,345      225,337
Provision for Loan Losses                                  (9,142)     (19,800)     (21,271)     (30,680)
---------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses        72,954       58,427      226,074      194,657

Other Income (Loss):
   Retail fees and charges                                 14,614       13,428       40,935       39,138
   Loan servicing fees, net                                 2,762        4,749        8,417       17,640
   Mortgage servicing rights valuation adjustment         (34,754)     (17,385)     (50,832)     (23,041)
   Gain on sales of securities and changes
     in fair values of derivatives, net                    19,575       15,438       28,315       22,737
   Gain on sales of loans                                  14,659        3,395       21,636        1,609
   Bank owned life insurance                                3,735        3,693       11,030       10,993
   Real estate operations                                  (1,237)      (1,429)      (4,828)      (3,166)
   Other operating income                                   8,804        7,541       25,200       23,583
---------------------------------------------------------------------------------------------------------
      Total other income                                   28,158       29,430       79,873       89,493

Other Expense (Gain):
   General and administrative expenses -
       Compensation and benefits                           29,060       26,763       85,906       78,474
       Occupancy and equipment                              9,912        9,331       28,508       28,370
       Data processing                                      4,416        4,398       13,247       13,424
       Advertising                                          3,480        2,793       10,725        7,888
       Communication                                        3,261        3,436        9,490       10,092
       Item processing                                      3,582        4,216       10,665       12,513
       Outside services                                     2,465        2,129        8,430        8,639
       Other operating expenses                             5,780        7,534       18,110       21,124
       Exit costs and termination benefits                     --      (11,043)          --      (13,040)
---------------------------------------------------------------------------------------------------------
          Total general and administrative expenses        61,956       49,557      185,081      167,484
   Amortization of core value of deposits                   1,549        1,692        4,819        5,549
   Amortization of goodwill                                    --        1,980           --        6,183
---------------------------------------------------------------------------------------------------------
          Total other expense                              63,505       53,229      189,900      179,216
---------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                 37,607       34,628      116,047      104,934
Provision for Income Taxes                                 10,938       10,646       33,862       32,368
---------------------------------------------------------------------------------------------------------

Net Income                                              $  26,669    $  23,982    $  82,185    $  72,566
---------------------------------------------------------------------------------------------------------

                 COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Data)                            Three Months Ended                 Nine Months Ended
                                                                           September 30,                     September 30,
                                                                 --------------------------------- ---------------------------------
                                                                       2002             2001             2002             2001
------------------------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares
     Outstanding Used in Basic Earnings Per Share Calculation         45,276,800       49,692,109       45,325,049       51,119,860
Add Assumed Exercise of Outstanding Stock Options
     as Adjustments for Dilutive Securities                              514,636          577,275          646,462          482,786
------------------------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares
     Outstanding Used in Diluted Earnings Per Share Calculation       45,791,436       50,269,384       45,971,511       51,602,646
------------------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Common Share                                   $          .59   $          .48   $         1.81   $         1.42
------------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Common Share                                 $          .58   $          .48   $         1.79   $         1.41
------------------------------------------------------------------------------------------------------------------------------------
Dividends Declared Per Common Share                               $          .09   $          .08   $          .26   $          .23
------------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                 COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                             Three Months Ended           Nine Months Ended
                                                                                      September 30,                September 30,
                                                                              --------------------------    ----------------------
                                                                                  2002            2001         2002         2001
----------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                    $   26,669       $  23,982    $  82,185    $  72,566

Other Comprehensive Income (Loss):
  Unrealized holding gains on securities available for sale                       75,714          54,724      112,927       62,024
  Fair value adjustment on interest rate swap agreements                        (109,344)       (126,556)    (149,784)    (124,169)
  Fair value change on interest only strips                                       (1,792)            (37)      (3,410)         547
  Reclassification of net losses (gains) included in net income pertaining to:
     Securities sold                                                             (11,159)        (13,202)     (19,708)     (22,926)
    Amortization of fair value adjustments on interest rate swap agreements          509             509        1,526        1,526
----------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Loss Before Income Taxes                                     (46,072)        (84,562)     (58,449)     (82,998)
Income Tax Benefit                                                               (15,835)        (29,775)     (18,094)     (26,132)
----------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Loss                                                         (30,237)        (54,787)     (40,355)     (56,866)
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income (Loss)                                                   $   (3,568)      $ (30,805)   $  41,830    $  15,700
----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                 COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                         Nine Months Ended
                                                                                                  September 30,
                                                                                        ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                        2002            2001
--------------------------------------------------------------------------------------------------------------------
Net income                                                                              $    82,185     $    72,566
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Amortization of core value of deposits                                                    4,819           5,549
    Amortization of goodwill                                                                      -           6,183
    Depreciation and amortization                                                            13,981          14,237
    Amortization (accretion) of deferred discounts and fees, net of premiums                 14,012          (1,301)
    Amortization of mortgage servicing rights                                                20,313          11,963
    Valuation adjustment of mortgage servicing rights                                        50,832          23,041
    Provision for losses on loans                                                            21,271          30,680
    Gain on sales of real estate and loans, net                                             (22,856)         (2,129)
    Gain on sales of  securities and changes in fair values of derivatives, net             (28,315)        (22,737)
    Gain on sale of branches                                                                   (876)        (15,556)
    Proceeds from sales of loans                                                          2,356,937       2,026,843
    Origination of loans for resale                                                        (713,488)       (636,031)
    Purchases of loans for resale                                                        (2,191,524)     (1,582,984)
    Increase in bank owned life insurance, net                                              (10,264)        (10,387)
    Decrease in interest receivable                                                           3,258          11,059
    Increase (decrease) in interest payable and other liabilities, net                      (17,554)         28,184
    Other items, net                                                                       (106,441)       (112,889)
                                                                                        -----------     -----------
      Total adjustments                                                                    (605,895)       (226,275)
                                                                                        -----------     -----------
         Net cash used by operating activities                                             (523,710)       (153,709)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
-------------------------------------------------------------------------------------------------------------------

Purchases of loans                                                                         (805,225)       (342,606)
Repayment of loans, net of originations                                                     844,571         492,947
Proceeds from sales of mortgage-backed securities available for sale                         18,147         102,131
Principal repayments of mortgage-backed securities available for sale                       720,620         446,592
Purchases of mortgage-backed securities available for sale                                 (591,352)       (760,598)
Maturities and principal repayments of investment securities available for sale              23,261         112,259
Proceeds from sales of investment securities available for sale                             902,657         840,589
Purchases of investment securities available for sale                                    (1,002,629)     (1,216,306)
Purchases of Federal Home Loan Bank stock                                                   (43,091)        (57,049)
Proceeds from sales of Federal Home Loan Bank stock                                          11,925          69,739
Divestiture of branches, net                                                                (23,673)       (191,340)
Proceeds from sales of real estate                                                           28,289          16,440
Payments to acquire real estate                                                              (2,383)           (782)
Dispositions (purchases) of premises and equipment, net                                      (4,132)          8,286
Other items, net                                                                             (3,464)         (2,868)
                                                                                        -----------     -----------
         Net cash provided (used) by investing activities                                    73,521        (482,566)
-------------------------------------------------------------------------------------------------------------------

                 COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                             Nine Months Ended
                                                                                     September 30,
                                                                              ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                              2002           2001
---------------------------------------------------------------------------------------------------------
Decrease in deposits                                                          $  (207,943)   $  (660,853)
Proceeds from Federal Home Loan Bank advances                                     950,325      1,404,100
Repayments of Federal Home Loan Bank advances                                    (330,800)      (241,050)
Proceeds from securities sold under agreements to repurchase                      215,415        145,790
Repayments of securities sold under agreements to repurchase                      (16,570)       (46,128)
Proceeds from issuance of other borrowings                                             --        154,995
Repayments of other borrowings                                                   (103,865)       (15,438)
Purchases of swaption agreements                                                  (34,337)            --
Payments of cash dividends on common stock                                        (11,379)       (11,395)
Repurchases of common stock                                                       (24,602)      (127,729)
Issuance of common stock                                                            4,899          4,523
Other items, net                                                                       --              5
                                                                              -----------    -----------
             Net cash provided by financing activities                            441,143        606,820
---------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
---------------------------------------------------------------------------------------------------------

Decrease in net cash position                                                      (9,046)       (29,455)
Balance, beginning of year                                                        206,765        192,358
                                                                              -----------    -----------
Balance, end of period                                                        $   197,719    $   162,903
---------------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
---------------------------------------------------------------------------------------------------------

Cash paid during the period for:
   Interest expense                                                           $   334,615    $   447,070
   Income taxes, net                                                               37,432          1,041
Non-cash investing and financing activities:
   Loans exchanged for mortgage-backed securities                                  55,685         32,975
   Loans transferred to real estate                                                20,455         39,749
   Loans to facilitate the sale of real estate                                         --            180
   Common stock received in connection with employee stock option plan, net          (111)          (114)
---------------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                 COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)

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

The accompanying interim consolidated financial statements have not been audited by independent auditors. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present the financial statements have been included. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results which may be expected for the entire calendar year 2002.

B.   IMPLEMENTATION OF SFAS NO. 142 - "GOODWILL AND OTHER INTANGIBLE ASSETS:"

Effective January 1, 2002, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") which superceded APB Opinion No. 17 "Intangible Assets." The provisions of SFAS No. 142 require a change in accounting for goodwill such that upon initial adoption, amortization of goodwill ceases, and that goodwill be evaluated for impairment as of January 1, 2002, at the operating segment level. Identifiable intangible assets continue to be amortized over their useful lives and reviewed for impairment under SFAS No. 142. Beginning January 1, 2002, goodwill totaling $162,717,000 is no longer amortized to expense. Instead, goodwill will be evaluated at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired.

In 2002, the Corporation contracted with an independent appraisal company to determine the fair value of the Corporation's reporting units. During the quarter ended June 30, 2002, the Corporation completed its transitional impairment test on its goodwill as of January 1, 2002, as required by SFAS No.
142. The fair value of each of the Corporation's reporting units exceeded their carrying value so allocated goodwill of each reporting unit was not impaired. Therefore, no impairment loss was recognized as a result of this test.

The following table sets forth the total carrying amount of goodwill by operating segment as of and for the nine months ended September 30, 2002:

------------------------------------------------------------------------------------

                                        Balance      Impairment        Balance
Segment                             January 1, 2002    Losses     September 30, 2002
------------------------------------------------------------------------------------
Commercial                            $    93,553    $         -     $     93,553
Mortgage                                    3,488              -            3,488
Retail                                     45,249              -           45,249
Treasury                                   20,427              -           20,427
------------------------------------------------------------------------------------
Total                                 $   162,717    $         -     $    162,717
------------------------------------------------------------------------------------

There were no changes in the amount of goodwill by operating segment for the three and nine months ended September 30, 2002.

B. IMPLEMENTATION OF SFAS NO. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS" (Continued):

Core value of deposits totaling $28,733,000 at the end of 2001 is the only identifiable intangible asset of the Corporation subject to amortization effective January 1, 2002. The following table sets forth the actual amortization expense for core value of deposits for the first nine months of 2002 and the estimated amortization expense thereafter:

--------------------------------------------------------------------------------
                                                                   Amortization
                                                                     Expense
--------------------------------------------------------------------------------
Nine months ended September 30, 2002 - actual                       $   4,819
Three months ended December 31, 2002 - estimated                        1,549
--------------------------------------------------------------------------------
For the year ended December 31, 2002                                    6,368
For the years ended December 31:
2003                                                                    5,533
2004                                                                    4,402
2005                                                                    3,875
2006                                                                    3,233
2007                                                                    2,719
2008                                                                    2,603
--------------------------------------------------------------------------------
Total                                                              $   28,733
--------------------------------------------------------------------------------

The following table reflects consolidated results adjusted as though the adoption of SFAS No. 142 was as of the beginning of calendar year 2001:

---------------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended             Nine Months Ended
                                                                         September 30,                  September 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                    2002              2001          2002            2001
---------------------------------------------------------------------------------------------------------------------------
Reported net income                                              $   26,669        $   23,982    $  82,185       $  72,566
Amortization of goodwill (net of income tax benefits
 of $32 and $99 for the respective 2001 periods)                          -             1,948            -           6,084
---------------------------------------------------------------------------------------------------------------------------
Adjusted net income                                              $   26,669        $   25,930    $  82,185       $  78,650
---------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share:
 Reported net income                                             $      .59        $      .48    $    1.81       $    1.42
 Amortization of goodwill, net of taxes                                   -               .04            -             .12
---------------------------------------------------------------------------------------------------------------------------
Adjusted net income per basic share                              $      .59        $      .52    $    1.81       $    1.54
---------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share:
 Reported net income                                             $      .58        $      .48    $    1.79       $    1.41
 Amortization of goodwill, net of taxes                                   -               .04            -             .12
---------------------------------------------------------------------------------------------------------------------------
Adjusted net income per diluted share                            $      .58        $      .52    $    1.79       $    1.53
---------------------------------------------------------------------------------------------------------------------------

C.  MORTGAGE BANKING ACTIVITIES:

The Corporation's mortgage banking subsidiary services real estate loans for investors that are not included in the accompanying consolidated financial statements. Mortgage servicing rights are established based on the cost of acquiring the right to service mortgage loans or the allocated fair value of servicing rights retained on originated loans sold. Mortgage servicing rights are included in the Consolidated Statement of Financial Condition under the caption "Other Assets." The activity of mortgage servicing rights for the periods indicated and the ending balances of mortgage servicing rights and the respective fair values at the periods ended are summarized as follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended                    Nine Months Ended
                                                                      September 30,                        September 30,
                                                             --------------------------------------------------------------------
                                                                 2002               2001             2002                2001
---------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                            $    103,823       $   115,035      $   114,146         $   109,302
Mortgage servicing rights retained through loan sales              12,039            10,073           31,213              28,425
Amortization expense                                               (6,894)           (5,000)         (20,313)            (11,963)
---------------------------------------------------------------------------------------------------------------------------------
Balance before valuation adjustments                              108,968           120,108          125,046             125,764
Valuation adjustments                                             (34,754)          (17,385)         (50,832)            (23,041)
---------------------------------------------------------------------------------------------------------------------------------
Ending balance                                               $     74,214       $   102,723      $    74,214         $   102,723
---------------------------------------------------------------------------------------------------------------------------------
Fair value of mortgage servicing rights
 at September 30                                                                                 $    74,841         $   106,697
---------------------------------------------------------------------------------------------------------------------------------

The Corporation is exposed to interest rate risk relating to the potential decrease in the value of mortgage servicing rights due to increased prepayments on mortgage servicing loans resulting from declining interest rates. As part of its overall strategy to manage the level of exposure to the risk of interest rates adversely affecting the value of mortgage servicing rights due to impairment exposure, the Corporation uses interest rate floor agreements to protect the fair value of the mortgage servicing rights. These derivatives are not designated and do not qualify as hedges under SFAS No. 133, and therefore, receive a "no hedging" designation. The fair value of the interest rate floor agreements totaled $18,969,000 and $5,341,000, respectively, at September 30, 2002 and 2001.

The following compares the key assumptions used in measuring the fair values of mortgage servicing rights at the periods presented:

--------------------------------------------------------------------------------------------------------------------------------
                                                                 September 30, 2002                   September 30, 2001
                                                          ----------------------------------------------------------------------
                                                           Conventional      Governmental       Conventional      Governmental
                                                          ---------------  ----------------   ----------------  ----------------
Fair value                                                $      38,745     $      36,096      $     54,339      $      52,358
Prepayment speed                                           10.9% - 79.3%     10.3% - 77.2%      8.3% - 77.2%       7.8% - 98.0%
Weighted average prepayment speed                                  33.3%             28.4%             19.8%              19.2%
Discount rate                                               9.2% - 11.2%     10.3% - 10.8%      9.4% - 14.0%      10.0% - 10.6%
--------------------------------------------------------------------------------------------------------------------------------

The activity of the valuation allowances on mortgage servicing rights is summarized for the following periods:

-------------------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended                      Nine Months Ended
                                                                    September 30,                          September 30,
                                                          ---------------------------------------------------------------------
                                                              2002                2001                 2002            2001
-------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                         $     35,719        $     6,239         $     19,641      $      583
Amounts charged to operations                                   34,754             17,385               50,832          23,041
-------------------------------------------------------------------------------------------------------------------------------
Ending balance                                            $     70,473        $    23,624         $     70,473      $   23,624
-------------------------------------------------------------------------------------------------------------------------------

D.  COMMITMENTS AND CONTINGENCIES:

At September 30, 2002, the Corporation's outstanding commitments, excluding undisbursed portions of loans in process, were as follows:

------------------------------------------------------------------------------------------
Originate residential mortgage loans                                        $     332,694
Purchase residential mortgage loans                                               161,554
Originate commercial real estate loans                                            147,998
Originate consumer, commercial operating and agricultural loans                    17,493
Unused lines of credit for commercial and consumer use                            248,906
------------------------------------------------------------------------------------------
                                                                            $     908,645
------------------------------------------------------------------------------------------

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

At September 30, 2002, the Corporation had approximately $1,351,000,000 in mandatory forward delivery commitments to sell residential mortgage loans. At September 30, 2002, loans sold subject to recourse provisions totaled approximately $4,880,000 which represents the total potential credit risk associated with these particular loans. Any credit risk, however, would be offset by the value of the single-family residential properties that collateralize these loans.

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

E.   SEGMENT INFORMATION:

Effective January 1, 2002, the Corporation's operations were realigned into four lines of business operations for management reporting purposes. These lines of business units are Commercial Banking, Mortgage Banking, Retail Banking and Treasury. Before this realignment, the Corporation identified and utilized two lines of business: Community Banking and Mortgage Banking. The segment information for the three and nine months ended September 30, 2001, was restated to reflect these changes. This realignment was made to allow management to make more well-informed operating decisions, to focus resources to benefit both the Corporation and its customers, and to assess performance and products on a continuous basis.

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

The Commercial Banking segment involves the origination of commercial operating, agricultural, commercial real estate, and small business loans, as well as indirect lending and commercial and residential construction loans. Also included in this segment is commercial demand and time deposits and cash management products. The Commercial Banking services are offered through the Bank 's branch network and the Internet.

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

The contributions of the major business segments to the consolidated results for the three and nine months ended September 30, 2002 and 2001 are summarized in the following tables:

-----------------------------------------------------------------------------------------------------------------------------
                                         Commercial     Mortgage       Retail                                    Consolidated
                                           Banking      Banking        Banking      Treasury   Reclassification     Total
-----------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 2002:
Net interest income                      $    23,659   $     9,937   $    28,200   $    20,300    $         -    $    82,096
Provision for loan losses                      3,213           105         2,400         3,944           (520)         9,142
Total other income (loss)                        670        25,214        28,280       (24,500)        (1,506)        28,158
Total other expense                            8,588         8,302        45,938           417            260         63,505
                                         -----------   -----------   -----------   -----------    -----------    -----------
Income (loss) before income taxes             12,528        26,744         8,142        (8,561)        (1,246)        37,607
Income tax provision (benefit)                 4,309         9,601         2,913        (4,639)        (1,246)        10,938
                                         -----------   -----------   -----------   -----------    -----------    -----------
Net income (loss)                        $     8,219   $    17,143   $     5,229   $    (3,922)   $         -    $    26,669
                                         ===========   ===========   ===========   ===========    ===========    ===========

Total revenue                            $    24,329   $    35,151   $    56,480   $    (4,200)   $    (1,506)       110,254
Intersegment revenue                               -         6,360         3,621           647
Depreciation and amortization                    132           247         2,258         2,254              -          4,891
Total assets                               3,121,686     1,031,670     1,381,253     7,955,712              -     13,490,321
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 2001:
Net interest income                      $    20,278   $     4,556   $    28,968   $    24,425    $         -    $    78,227
Provision for loan losses                      1,389            12         1,921        17,131           (653)        19,800
Total other income (loss)                        666         9,396        28,377       (13,704)         4,695         29,430
Total other expense (income)                   6,529         6,627        39,788        (6,905)         7,190         53,229
                                         -----------   -----------   -----------   -----------    -----------    -----------
Income before income taxes                    13,026         7,313        15,636           495         (1,842)        34,628
Income tax provision (benefit)                 4,812         2,714         5,801          (839)        (1,842)        10,646
                                         -----------   -----------   -----------   -----------    -----------    -----------
Net income                               $     8,214   $     4,599   $     9,835   $     1,334    $         -    $    23,982
                                         ===========   ===========   ===========   ===========    ===========    ===========

Total revenue                            $    20,944   $    13,952   $    57,345   $    10,721    $     4,695    $   107,657
Intersegment revenue                               -         3,143         4,538           326
Depreciation and amortization                     63           135         2,244         2,208              -          4,650
Total assets                               2,983,418       707,292     1,330,871     7,960,443              -     12,982,024
-----------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                        Commercial       Mortgage        Retail                                         Consolidated
                                          Banking        Banking         Banking        Treasury     Reclassification        Total
------------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2002:
Net interest income                     $    68,334    $    23,625     $    84,060     $    71,326      $        -      $    247,345
Provision for loan losses                     9,350            278           6,871           8,473          (3,701)           21,271
Total other income (loss)                     3,178         43,322          82,843         (42,626)         (6,844)           79,873
Total other expense (income)                 25,857         24,687         139,542            (725)            539           189,900
                                        -----------    -----------     -----------     -----------      ----------      ------------
Income before income taxes                   36,305         41,982          20,490          20,952          (3,682)          116,047
Income tax provision                         12,448         15,071           7,346           2,679          (3,682)           33,862
                                        -----------    -----------     -----------     -----------      ----------      ------------
Net income                              $    23,857    $    26,911     $    13,144     $    18,273      $        -      $     82,185
                                        ===========    ===========     ===========     ===========      ==========      ============

Total revenue                           $    71,512    $    66,947     $   166,903     $    28,700      $   (6,844)     $    327,218
Intersegment revenue                              -         11,985          11,386           1,938
Depreciation and amortization                   394            584          10,679           2,324               -            13,981
Total assets                              3,121,686      1,031,670       1,381,253       7,955,712               -        13,490,321
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2001:
Net interest income                     $    55,622    $    10,648     $    89,927     $    69,140      $        -      $    225,337
Provision for loan losses                     3,881             34           5,897          22,679          (1,811)           30,680
Total other income (loss)                     4,775         26,763          81,989         (28,009)          3,975            89,493
Total other expense (income)                 24,092         21,841         134,803         (12,283)         10,763           179,216
                                            -------    -----------     -----------     - ---------      ----------      ------------
Income before income taxes                   32,424         15,536          31,216          30,735          (4,977)          104,934
Income tax provision                         11,966          5,764          11,581           8,034          (4,977)           32,368
                                        -----------    -----------     -----------     -----------      ----------      ------------
Net income                              $    20,458    $     9,772     $    19,635     $    22,701      $        -      $     72,566
                                        ===========    ===========     ===========     ===========      ==========      ============

Total revenue                           $    60,397    $    37,411     $   171,916     $    41,131      $    3,975      $    314,830
Intersegment revenue                              -          8,337          11,417             656
Depreciation and amortization                   194            404          11,341           2,298               -            14,237
Total assets                              2,983,418        707,292       1,330,871       7,960,443               -        12,982,024
------------------------------------------------------------------------------------------------------------------------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following table. Prompt corrective action provisions pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for prompt corrective action provisions under FDICIA, the Bank must maintain certain minimum capital ratios as set forth below. At September 30, 2002, the Bank exceeded the minimum requirements for the well-capitalized category.

The following presents the Bank's regulatory capital levels and ratios relative to its respective minimum capital requirements as of September 30, 2002:

-----------------------------------------------------------------------------------------------------

                                                  Actual Capital                 Required Capital
                                                  --------------                 ----------------
                                               Amount          Ratio          Amount          Ratio
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
OTS capital adequacy:
          Tangible capital                   $  752,804         5.71%       $  197,595         1.50%
          Core capital                          746,244         5.67           394,994         3.00
          Risk-based capital                    882,768        10.88           649,102         8.00
-----------------------------------------------------------------------------------------------------
FDICIA regulations to be
     classified well-capitalized:
          Tier 1 leverage capital               746,244         5.67           658,324         5.00
          Tier 1 risk-based capital             746,244         9.20           486,827         6.00
          Total risk-based capital              882,768        10.88           811,378        10.00
-----------------------------------------------------------------------------------------------------

The most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank's classification.

G.  CURRENT ACCOUNTING PRONOUNCEMENTS:

Effective January 1, 2002, the Corporation adopted the provisions of Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") that replaced SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement developed a single accounting model, based on the provisions of SFAS No. 121, for long-lived assets to be disposed of by sale and addressed implementation issues arising from SFAS No. 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30 for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadened the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Provisions of this statement are generally to be applied prospectively. The adoption of the provisions of this statement had no effect on the Corporation's financial position, liquidity or results of operations.

In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 145 "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections" ("SFAS No. 145"). This statement eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria outlined in APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 also eliminates the inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002, or beginning January 1, 2003, for the Corporation. Management does not believe that this statement will have any material effect on the Corporation's financial position, liquidity or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 "Accounting for Costs Associated with Exit or Disposal Activities " ("SFAS No. 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this statement and EITF Issue No. 94-3 relates to the requirement for recognition of a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs pursuant to EITF Issue No. 94-3 and establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. Previously issued financial statements will not be restated. Management does not believe that this statement will have any material effect on the Corporation's financial position, liquidity or results of operations.

On October 1, 2002, the FASB issued Statement of Financial Accounting Standard No. 147 "Acquisitions of Certain Financial Institutions" ("SFAS No. 147"). This statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. The excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that is accounted for under FASB Statement No. 142, "Goodwill and Other Intangible Assets." Thus, the specialized accounting guidance in paragraph 5 of FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," does not apply after September 30, 2002. If certain criteria in SFAS No. 146 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of this statement. Financial institutions meeting conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements so as to present the balance sheet and income statement as if the amount accounted for under FASB Statement No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date SFAS No. 142 was initially applied. Those transition provisions are effective on October 1, 2002, with early application permitted. The scope of SFAS No. 144 is amended to include long-term customer-relationship intangible assets such as depositor-and borrower-relationship intangible assets and credit cardholder intangible assets. This statement has no effect on the Corporation's financial position, liquidity or results of operations.

H.  SUBSEQUENT EVENT - DISSOLUTION OF SUBSIDIARY:

Effective October 1, 2002, Commercial Federal Mortgage Corporation, the Bank's wholly-owned full-service mortgage banking subsidiary, was dissolved. All real estate lending, secondary marketing, mortgage servicing and foreclosure activities are now conducted through the Bank. This dissolution had no effect on the Corporation's financial position, liquidity or results of operations.

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

CRITICAL ACCOUNTING POLICIES:

The Corporation's critical accounting policies involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2002, remain unchanged from December 31, 2001. These policies are allowance for losses on loans, mortgage servicing rights and derivative financial instruments. Disclosure on these critical accounting policies is incorporated by reference under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's Annual Report on Form 10-K for the Corporation's year ended December 31, 2001.

Nonperforming residential real estate loans at December 31, 2001, have been restated due to a change in determining past due loans. During the June 30, 2002, quarter the Corporation changed from a methodology where the loan system converted monthly loan payments missed to days past due in determining delinquent residential real estate loans to a method where the number of days past due are determined by the number of contractually delinquent loan payments. This change in determining these delinquent loans conforms the Corporation's reporting with the Bank's regulatory thrift financial reporting and aligns the Corporation's reporting of delinquencies with its peers. All prior periods were restated to reflect this change.

LIQUIDITY AND CAPITAL RESOURCES:

The Corporation's principal asset is its investment in the capital stock of the Bank. Since the Corporation does not generate any significant revenues independent of the Bank, the Corporation's liquidity is dependent on the extent to which it receives dividends from the Bank. The Bank's ability to pay dividends to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Capital distribution regulations of the Office of Thrift Supervision ("OTS"), permit the Bank, without requiring an application for approval from the OTS, to pay capital distributions during a calendar year up to 100% of the Bank's retained net income (net income determined in accordance with generally accepted accounting principles less total capital distributions declared) for the current calendar year plus the preceding two calendar years. At September 30, 2002, the Bank's total distributions exceeded its retained income by $208.6 million under this regulation thereby requiring the Bank to file an application with the OTS for any capital distributions.

The Corporation manages its liquidity at both the parent company and subsidiary levels. At September 30, 2002, the cash of Commercial Federal Corporation (the "parent company") totaled $8.7 million. Due to the parent company's limited independent operations, the parent company's ability to make future interest and principal payments on its debt totaling $117.1 million at September 30, 2002, is dependent upon its receipt of dividends from the Bank. During the nine months ended September 30, 2002, the parent company received cash dividends totaling $45.0 million (no dividend received in the third quarter) from the Bank for:

     .   interest payments totaling $6.9 million on the parent company's debt,

     . principal payments of $14.1 million on the parent company's five-year term note and revolving credit note,

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

During the three months ended September 30, 2002, the Corporation repurchased 204,200 shares of is common stock at a cost of $5.1 million. This repurchase was under the Board authorization of February 28, 2002, to repurchase 500,000 shares no later than December 31, 2003. In addition, during the first quarter of 2002, the Corporation repurchased 798,500 shares of its common stock at a cost of $19.5 million. This completed the May 2001 Board authorization to repurchase an additional 5,000,000 shares. For the nine months ended September 30, 2002, a total of 1,002,700 shares were repurchased at a cost of $24.6 million.

The Corporation's primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the FHLB and (iv) cash generated from operations. Net cash flows used by operating activities totaled $523.7 million and $153.7 million, respectively, for the nine months ended September 30, 2002 and 2001. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans.

Net cash flows provided by investing activities totaled $73.5 million for the nine months ended September 30, 2002, and net cash flows used by investing activities totaled $482.6 million for the nine months ended September 30, 2001. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities, (ii) the purchases and origination of loans and (iii) the purchases and sales of mortgage-backed and investment securities. During the three months ended September 30, 2002 and 2001, the Corporation sold investment securities totaling $158.1 million and $460.2 million, respectively, resulting in pre-tax gains of $11.2 million and $13.2 million, respectively. During the nine months ended September 30, 2002 and 2001, the Corporation sold investment and mortgage-backed securities totaling $901.1 million and $919.8 million, respectively, resulting in pre-tax gains of $19.7 million and $22.9 million, respectively. The gains on the sales of these available-for-sale securities for the respective periods were recognized primarily to partially offset the valuation adjustment losses in the mortgage servicing rights portfolio.

Net cash flows provided by financing activities totaled $441.1 million and $606.8 million, respectively, for the nine months ended September 30, 2002 and 2001. Advances from the FHLB and deposits have been the primary sources to balance the Corporation's funding needs during each of the periods presented. Excluding the effect of branch sales, the Corporation experienced a net decrease in deposits of $207.9 million for the nine months ended September 30, 2002, compared to a net decrease of $660.9 million for the nine months ended September 30, 2001. This net decrease in deposits for the current nine months is due to the run-off in the higher costing certificates of deposit portfolio totaling $130.7 million and to net reductions in core deposits. Deposits decreased for the nine months ended September 30, 2001, due to the run-off of higher costing certificates of deposits and the reduction in brokered deposits used for funding needs, pursuant to the Corporation's business strategy. During the nine months ended September 30, 2002, the Corporation purchased $700.0 million in notional amount of swaptions at a cost of $34.3 million to hedge the call option on $700.0 million of fixed-rate FHLB advances that are convertible into adjustable-rate advances at the option of the Federal Home Loan Bank. No swaptions were purchased during the quarter ended September 30, 2002. During the nine months ended September 30, 2002 and 2001, the Corporation repurchased shares of its common stock at a cost of $24.6 million and $127.7 million, respectively.

Contractual Obligations and Other Commitments:

Through the normal course of operations, the Corporation enters into certain contractual obligations and other commitments. These obligations generally relate to funding of operations through debt issuances as well as leases for premises and equipment. As a financial institution, the Corporation routinely enters into commitments to extend credit, including loan commitments, standby letters of credit and financial guarantees. At September 30, 2002, the Corporation issued commitments totaling approximately $908.6 million to fund and purchase loans and securities as follows: $102.0 million of single-family adjustable-rate mortgage loans, $392.2 million of single-family fixed-rate mortgage loans, $148.0 million of commercial real estate loans, $17.5 million of consumer, commercial operating and agricultural loans and approximately $248.9 million of unused lines of credit for commercial and consumer use. These outstanding loan commitments to extend credit in order to originate loans or fund commercial and consumer loans lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described. In addition, at September 30, 2002, the Corporation had approximately $1.4 billion in mandatory forward delivery commitments to sell residential mortgage loans. The following table represents the Corporation's significant contractual obligations at September 30, 2002, for the next five years:

--------------------------------------------------------------------------------
                               Long-Term            Lease
Due September 30:                Debt             Obligations          Total
--------------------------------------------------------------------------------
2003                          $    56,780         $     6,410       $    63,190
2004                               41,688               5,599            47,287
2005                                    -               3,408             3,408
2006                                    -               2,554             2,554
2007                              221,725               1,963           223,688
2008 and thereafter               295,000              13,746           308,746
--------------------------------------------------------------------------------
Totals                        $   615,193         $    33,680       $   648,873
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

OPERATING RESULTS BY SEGMENT:

See Note E to the Condensed Consolidated Financial Statements for additional information on the Corporation's lines of business including tabular results of operations for the three and nine months ended September 30, 2002 and 2001.

Commercial Banking:

The Commercial Banking segment reported net income of $8.2 million and $23.9 million, respectively, for the three and nine months ended September 30, 2002, compared to $8.2 million and $20.5 million, respectively, for the three and nine months ended September 30, 2001. Net interest income increased $3.4 million for the quarter ended September 30, 2002, compared to the 2001 third quarter. For the nine months ended September 30, 2002, net interest income increased $12.7 million compared to the nine months ended September 30, 2001. These increases in net interest income are due primarily to the growth in the average balance of the commercial loan portfolio during 2002 over the respective 2001 periods. The provision for loan losses increased $1.8 million and $5.5 million, respectively, for the three and nine months ended September 30, 2002, compared to the 2001 three and nine month periods. These increases are due to the larger commercial loan portfolio comparing the respective periods since the loss rate applied remained unchanged. Total other income increased $4,000 for the three months ended September 30, 2002 and decreased $1.6 million for the nine months ended September 30, 2002, compared to the respective 2001 periods. During the nine months ended September 30, 2002, the Corporation recorded an impairment loss totaling $1.9 million on a residential master planned community development in Nevada. Total other expense increased $2.1 million and $1.8 million, respectively, for the three and nine months ended September 30, 2002, compared to the 2001 periods due to the allocation of net gain on branch sales and termination costs totaling $1.6 million and $1.9 million, respectively, for the three and nine months ended September 30, 2001.

Mortgage Banking:

The Mortgage Banking segment reported net income of $17.1 million and $26.9 million, respectively, for the three and nine months ended September 30, 2002, compared to $4.6 million and $9.8 million, respectively, for the three and nine months ended September 30, 2001. Net interest income increased $5.4 million for the quarter ended September 30, 2002, compared to the quarter ended September 30, 2001. For the nine months ended September 30, 2002, net interest income increased $13.0 million compared to the nine months ended September 30, 2001. These increases in net interest income comparing the respective periods are primarily due to increases in the credit the Mortgage Banking segment received in the 2002 periods compared to 2001 from increases in its custodial earnings that were computed using an internal cost of funds rate. The custodial earnings increased comparing the respective periods due to increases in escrow balances primarily from mortgage refinancing activity. Total other income increased $15.8 million and $16.6 million for the three and nine months ended September 30, 2002, compared to the 2001 respective periods, primarily due to net gains on the sales of warehouse loans partially offset by increases in amortization expense of mortgage servicing rights in 2002 over 2001. Total other expense increased $1.7 million and $2.8 million, respectively, for the three and nine months ended September 30, 2002, compared to the respective 2001 periods due to the allocation of net gain on branch sales and termination costs totaling $3.3 million and $3.9 million, respectively, for the three and nine months ended September 30, 2001.

Retail Banking:

The Retail Banking segment reported net income of $5.2 million and $13.1 million, respectively, for the three and nine months ended September 30, 2002, compared to $9.8 million and $19.6 million, respectively, for the three and nine months ended September 30, 2001. Net interest income decreased $768,000 and $5.9 million, respectively, for the three and nine months ended September 30, 2002, compared to the 2001 periods. These decreases in net interest income are primarily due to lower average balances of interest-earning loans and lower rates on such loans comparing the respective periods of 2002 to 2001. The provision for loan losses increased $479,000 and $974,000, respectively, for the three and nine months ended September 30, 2002 compared to the 2001 periods due to the changes in the Retail Banking segment's loan portfolio mix. Total other income decreased $97,000 for the three months ended September 30, 2002, compared to the 2001 third quarter due to decreases in commission revenues from brokerage operations. Total other income increased $854,000 for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001, primarily due to the increased retail fee pricing structure effective September 1, 2001, partially offset by decreases in commission revenues from brokerage operations. Total other expense increased $6.1 million and $4.7 million for the three and nine months ended September 30, 2002, compared to the three and nine months ended September 30, 2001, due to the allocation of net gain on branch sales and termination costs totaling $5.5 million and $6.5 million, respectively, for the three and nine months ended September 30, 2001.

Treasury:

The Treasury segment reported a net loss of $3.9 million for the three months ended September 30, 2002 and net income of $18.3 million for the nine months ended September 30, 2002, compared to net income of $1.3 million and $22.7 million, respectively, for the three and nine months ended September 30, 2001. Net interest income decreased $4.1 million for the 2002 third quarter compared to the 2001 third quarter. This decrease is due primarily to the lower yield earned on the mortgage-backed securities portfolio comparing the respective periods. Net interest income increased $2.2 million for the nine months ended September 30, 2002, compared to 2001 due primarily to the lower cost of borrowed funds and the higher average balance of investment and mortgage-backed securities for 2002 compared to 2001. The provision for loan losses decreased $13.2 million and $14.2 million, respectively, for the three and nine months ended September 30, 2002, compared to the 2001 periods due to a lower balance of loans held in the Treasury segment comparing the respective periods and the recording of additional reserves in the third quarter of 2001 from the negative impact at that time on the ability of borrowers to pay their loans attributable to the recessionary economic conditions present after September 2001. Total other income was a loss of $24.5 million for the quarter ended September 30, 2002, compared to a loss of $13.7 million for 2001. This decrease in total other income comparing the respective periods is due to a $34.8 million valuation adjustment for impairment of the mortgage servicing rights recorded during the 2002 third quarter compared to $17.4 million during the 2001 third quarter. These decreases were partially offset by net gains on the sales of securities and changes in fair values of derivatives totaling $19.6 million for the 2002 third quarter and $15.4 million for the 2001 quarter. For the nine months ended September 30, 2002 and 2001, total other income was a loss of $42.6 million and $28.0 million, respectively. This decrease in total other income is due primarily to valuation adjustments for impairment of the mortgage servicing rights totaling $50.8 million recorded in the 2002 nine month period compared to $23.0 million recorded in the nine months ended September 30, 2001. Total other expense for the three months ended September 30, 2002 totaled $417,000 and for the nine months ended September 30, 2002 totaled a credit of $6.9 million, compared to credits of $725,000 and $12.3 million, respectively, for the three and nine months ended September 30, 2001. These net changes are primarily due to higher loan production cost allocations in the 2002 periods compared to 2001.

CONSOLIDATED RESULTS OF OPERATIONS:

Net income for the three months ended September 30, 2002, was $26.7 million, or $.58 per diluted share ($.59 per basic share), compared to net income of $24.0 million, or $.48 per basic and diluted share, for the three months ended September 30, 2001. The increase in net income comparing the respective quarters is primarily due to an increase of $3.9 million in net interest income and decreases of $10.7 million in the provision for loan losses and $2.1 million in the amortization of intangible assets. These increases to net income were partially offset by a decrease of $1.3 million in total other income and an increase of $12.4 million in general and administrative expenses.

Net income for the nine months ended September 30, 2002, was $82.2 million, or $1.79 per diluted share ($1.81 per basic share), compared to net income of $72.6 million, or $1.41 per diluted share ($1.42 per basic share), for the nine months ended September 30, 2001. The increase in net income comparing the respective periods is primarily due to an increase of $22.0 million in net interest income and decreases of $9.4 million in the provision for loan losses and $6.9 million in the amortization of intangible assets. These increases to net income were partially offset by a decrease of $9.6 million in total other income and increases of $17.6 million in general and administrative expenses and $1.5 million in the provision for income taxes.

Net Interest Income:

Net interest income totaled $82.1 million for the three months ended September 30, 2002, compared to $78.2 million for the three months ended September 30, 2001, an increase of $3.9 million, or 4.9%. During the three months ended September 30, 2002 and 2001, interest rate spreads were 2.77% and 2.70%, respectively, an increase of seven basis points comparing periods; and the net yield on interest-earning assets was 2.69% and 2.65%, respectively, an increase of four basis points comparing periods. The increase in the interest rate spreads comparing the respective periods is due primarily to a 103 basis point decrease in the rate incurred on interest-bearing liabilities partially offset by a 96 basis point decline in the yield received on interest-earning assets. Total interest expense decreased $25.9 million comparing the three months ended September 30, 2002 to 2001 due to the lower costs of funds. Total interest income decreased $22.1 million over the same three-month periods due to the lower yields on interest-earning assets.

Net interest income totaled $247.3 million for the nine months ended September 30, 2002, compared to $225.3 million for the nine months ended September 30, 2001, an increase of $22.0 million, or 9.8%. During the nine months ended September 30, 2002 and 2001, interest rate spreads were 2.84% and 2.58%, respectively, an increase of 26 basis points comparing periods; and the net yield on interest-earning assets was 2.78% and 2.57%, respectively, an increase of 21 basis points comparing periods. The increase in the interest rate spread is due primarily to a 121 basis point decrease in the rate incurred on interest-bearing liabilities partially offset by a 95 basis point decline in the yield received on interest-earning assets. Total interest expense decreased $97.8 million comparing the nine months ended September 30, 2002 to 2001 due to the lower costs of funds. Total interest income decreased $75.8 million over the same nine-month periods due to the lower yields on interest-earning assets.

Net interest income increased for the three and nine months ended September 30, 2002, compared to the respective 2001 periods due to (i) the lower interest rate environment in which costing liabilities have been repricing downward at a faster rate than earning assets have been repricing, (ii) the continued shift in the asset mix toward higher yielding commercial and consumer loans and (iii) a shift in funding from certificates of deposit to checking and savings (core deposits).

Based on the current interest rate environment and the Corporation's gap position, management anticipates a decline to a more sustainable level in the net interest margin during the last three months of calendar year 2002 as earning-assets reprice. However, the future trend in interest rate spreads and net interest income will be dependent upon and influenced by changes in and levels of both short-term and long-term market interest rates, and such other factors as the composition and size of the Corporation's interest-earning assets and interest-bearing liabilities, the interest rate risk exposure of the Corporation and the maturity and repricing activity of interest-sensitive assets and liabilities.

The following table presents certain information concerning yields earned on interest-earning assets and rates incurred on interest-bearing liabilities during and at the end of each of the periods presented:

--------------------------------------------------------------------------------------------------------------------------
                                                           For the Three          For the Nine
                                                           Months Ended           Months Ended                 At
                                                           September 30,          September 30,           September 30,
                                                        -------------------    --------------------    -------------------
                                                         2002         2001      2002          2001      2002         2001
--------------------------------------------------------------------------------------------------------------------------
Weighted average yield earned on:
   Loans                                                 6.92%        7.76%     7.10%         7.91%     6.90%        7.67%
   Mortgage-backed securities                            5.01         6.37      5.36          6.57      5.27         6.57
   Investments                                           5.09         6.10      5.31          6.35      4.63         5.21
--------------------------------------------------------------------------------------------------------------------------
    Interest-earning assets                              6.41         7.37      6.61          7.56      6.37         7.22
--------------------------------------------------------------------------------------------------------------------------
Weighted average rate incurred on:
   Savings and checking acounts (core deposits)          2.45         3.06      2.50          3.23      2.42         2.83
   Certificates of deposit                               3.21         5.34      3.46          5.69      3.14         5.12
   Advances from FHLB                                    4.48         5.29      4.70          5.64      4.40         5.10
   Securities sold under agreements
    to repurchase                                        3.79         5.17      3.93          5.68      3.79         5.17
   Other borrowings                                      6.29         5.91      5.39          7.06      5.65         5.32
--------------------------------------------------------------------------------------------------------------------------
    Interest-bearing liabilities                         3.64         4.67      3.77          4.98      3.57         4.47
--------------------------------------------------------------------------------------------------------------------------
Net interest rate spread                                 2.77%        2.70%     2.84%         2.58%     2.80%        2.75%
--------------------------------------------------------------------------------------------------------------------------
Net annualized yield on
   interest-earning assets                               2.69%        2.65%     2.78%         2.57%     2.82%        2.73%
--------------------------------------------------------------------------------------------------------------------------

The following table presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, and average yields and rates during the three and nine months ended September 30, 2002. This table includes nonaccruing loans averaging $77.1 million and $74.8 million, respectively, for the three and nine months ended September 30, 2002, as interest-earning assets at a yield of zero percent:

-----------------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended                      Nine Months Ended
                                                             September 30, 2002                      September 30, 2002
                                                   --------------------------------------- ----------------------------------------
                                                                               Annualized                               Annualized
                                                     Average                     Yield/      Average                      Yield/
                                                     Balance       Interest      Rate        Balance      Interest        Rate
-----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans                                           $ 8,865,656   $   153,721     6.92%     $ 8,566,709   $   455,797      7.10%
   Mortgage-backed securities                        1,797,775        22,498     5.01        1,821,183        73,162      5.36
   Investments                                       1,541,909        19,635     5.09        1,459,037        58,082      5.31
-----------------------------------------------------------------------------------------------------------------------------------

      Interest-earning assets                       12,205,340       195,854     6.41       11,846,929       587,041      6.61
-----------------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
   Savings and checking accounts (core deposits)     3,316,155        20,516     2.45        3,373,259        62,967      2.50
   Certificates of deposit                           2,870,543        23,250     3.21        2,878,663        74,586      3.46
   Advances from FHLB                                5,524,221        63,216     4.48        5,131,490       182,721      4.70
   Securities sold under
    agreements to repurchase                           401,065         3,883     3.79          338,255        10,074      3.93
   Other borrowings                                    184,106         2,893     6.29          231,397         9,348      5.39
-----------------------------------------------------------------------------------------------------------------------------------

      Interest-bearing liabilities                  12,296,090       113,758     3.64       11,953,064       339,696      3.77
-----------------------------------------------------------------------------------------------------------------------------------
Net earnings balance                               $   (90,750)                            $  (106,135)
                                                   ===========                             ===========

Net interest income                                              $    82,096                             $   247,345
                                                                 ===========                             ===========

Net interest rate spread                                                         2.77%                                    2.84%
-----------------------------------------------------------------------------------------------------------------------------------

Net annualized yield on
   interest-earnings assets                                                      2.69%                                    2.78%
-----------------------------------------------------------------------------------------------------------------------------------

The Corporation's net earnings balance decreased $112.4 million and $126.6 million, respectively, during the three and nine months ended September 30, 2002, compared to the respective periods ended September 30, 2001. The decreases in the net earnings balance comparing these respective periods are primarily due to cash outlays on the purchases of swaption and interest rate floor agreements, repurchases of common stock and income tax payments over the last twelve months.

The following table presents the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities, and the amount of change in each attributable to: (i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The net change attributable to change in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table demonstrates the effect of the change in the volume of interest-earning assets and interest-bearing liabilities, the changes in interest rates and the effect on the interest rate spreads previously discussed:

------------------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                      Nine Months Ended
                                                              September 30, 2002 Compared           September 30, 2002 Compared
                                                                 to September 30, 2001                 to September 30, 2001
                                                         ---------------------------------------------------------------------------
                                                              Increase (Decrease) Due to          Increase (Decrease) Due to
------------------------------------------------------------------------------------------------------------------------------------
                                                           Volume         Rate        Total      Volume         Rate       Total
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans                                                 $   2,488    $ (18,826)   $ (16,338)   $ (16,267)   $ (53,041)   $ (69,308)
   Mortgage-backed securities                                  871       (6,112)      (5,241)       8,252      (15,947)      (7,695)
   Investments                                               3,118       (3,599)        (481)      11,363      (10,174)       1,189
------------------------------------------------------------------------------------------------------------------------------------
      Interest income                                        6,477      (28,537)     (22,060)       3,348      (79,162)     (75,814)
------------------------------------------------------------------------------------------------------------------------------------

Interest expense:
   Savings and checking accounts (core deposits)            (1,984)      (3,715)      (5,699)      (3,321)     (16,126)     (19,447)
   Certificates of deposit                                  (7,491)     (16,482)     (23,973)     (36,822)     (54,857)     (91,679)
   Advances from FHLB                                       12,664      (10,164)       2,500       40,549      (32,228)       8,321
   Securities sold under agreements to repurchase            2,947         (466)       2,481        8,141       (1,271)       6,870
   Other borrowings                                         (1,487)         249       (1,238)         946       (2,833)      (1,887)
-----------------------------------------------------------------------------------------------------------------------------------
      Interest expense                                       4,649      (30,578)     (25,929)       9,493     (107,315)     (97,822)
-----------------------------------------------------------------------------------------------------------------------------------
Effect on net interest income                            $   1,828    $   2,041    $   3,869    $  (6,145)   $  28,153    $  22,008
-----------------------------------------------------------------------------------------------------------------------------------

Provision for Loan Losses:

The Corporation recorded loan loss provisions totaling $9.1 million and $21.3 million, respectively, for the three and nine months ended September 30, 2002, compared to $19.8 million and $30.7 million, respectively, for the three and nine months ended September 30, 2001. The provision for loan losses decreased in the current quarter and nine months ended September 30, 2002, compared to the 2001 respective periods due to decreases in net loans charged-off and the establishment of additional reserves during the 2001 third quarter from the negative impact at that time on the ability of borrowers to pay their loans attributable to the recessionary economic conditions present after September 2001. Net loans charged-off totaled $3.4 million for the three months ended September 30, 2002, compared to $4.9 million for the three months ended September 30, 2001. The net charge-offs are lower for the current quarter compared to the year-ago quarter due to decreases in charge-offs for consumer loans, construction loans, commercial real estate loans, residential loans, credit cards and agricultural loans partially offset by an increase in commercial operating loan charge-offs. Net loans charged off for the nine months ended September 30, 2002, totaled $13.9 million compared to $14.2 million for the nine months ended September 30, 2001. Net charge-offs are lower for the current nine month period compared to the 2001 nine month period due to decreases in charge-offs of consumer loans and agriculture loans partially offset by increases in charge-offs of commercial real estate loans and commercial operating loans and credit cards. The allowance for loan losses is based upon management's continuous evaluation of the collectibility of outstanding loans, which takes into consideration such factors as changes in the composition of the loan portfolio and economic conditions that may affect the borrower's ability to pay, regular examinations by the Corporation's credit review group of specific problem loans and of the overall portfolio quality and real estate market conditions in the Corporation's lending areas.

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

Nonperforming assets are monitored on a regular basis by the Corporation's internal credit review and problem asset groups. Nonperforming assets are summarized as of the dates indicated:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   September 30,        December 31,
                                                                                                       2002               2001 (1)
------------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans:
   Residential real estate                                                                          $    44,868         $    52,792
   Commercial real estate                                                                                27,801              23,423
   Consumer and other loans                                                                               9,922               6,929
------------------------------------------------------------------------------------------------------------------------------------
       Total                                                                                             82,591              83,144
------------------------------------------------------------------------------------------------------------------------------------
Real estate:
   Commercial                                                                                             3,285               8,762
   Residential (includes residential development property in Nevada)                                     36,935              36,446
------------------------------------------------------------------------------------------------------------------------------------
       Total                                                                                             40,220              45,208
------------------------------------------------------------------------------------------------------------------------------------
Troubled debt restructurings:
   Commercial                                                                                             1,567               3,057
   Residential                                                                                                -                  84
------------------------------------------------------------------------------------------------------------------------------------
       Total                                                                                              1,567               3,141
------------------------------------------------------------------------------------------------------------------------------------

Total nonperforming assets                                                                          $   124,378         $   131,493
------------------------------------------------------------------------------------------------------------------------------------

Nonperforming loans to total loans                                                                          .90%                .96%
Nonperforming assets to total assets                                                                        .92%               1.02%
------------------------------------------------------------------------------------------------------------------------------------

Total allowance for loan losses                                                                     $   109,724         $   102,451
------------------------------------------------------------------------------------------------------------------------------------

Allowance for loan losses to:
   Total loans                                                                                             1.20%               1.18%
   Total nonperforming assets                                                                             88.22%              77.91%
   Total nonperforming loans                                                                             132.85%             123.22%
   Nonresidential nonperforming assets                                                                   257.72%             242.94%
------------------------------------------------------------------------------------------------------------------------------------

(1) Nonperforming residential real estate loans at December 31, 2001, have been restated due to a change in determining past due loans. During the June 30, 2002, quarter the Corporation changed from a methodology where the loan system converted monthly loan payments missed on a loan to days past due in determining delinquent residential real estate loans to a method where the number of days past due are determined by the number of contractually delinquent loan payments. This change in determining these delinquent loans conforms the Corporation's reporting with the Bank's regulatory thrift financial reporting and aligns the Corporation's reporting of delinquencies with its peers. This change in methods reduced nonperforming residential real estate loans by $10.8 million and $10.7 million, respectively, at September 30, 2002, and December 31, 2001.

Nonperforming loans at September 30, 2002, decreased by $553,000 compared to December 31, 2001, primarily due to decreases in the residential portfolio totaling $7.9 million and the consumer portfolio totaling $700,000 partially offset by increases in the commercial real estate portfolio totaling $4.4 million, the commercial operating portfolio totaling $2.8 million and the agricultural portfolio totaling $956,000. The $5.0 million net decrease in real estate at September 30, 2002, compared to December 31, 2001, is due to the sale of a commercial construction property totaling $3.9 million and by a net decrease in commercial real estate totaling $1.6 million primarily from impairment loss write offs and sales of other commercial real estate properties. The $1.6 million decrease in troubled debt restructurings at September 30, 2002, compared to December 31, 2001, is primarily due to the reclassification of seven loans to performing status during the September 2002 quarter.

Retail Fees and Charges:

Retail fees and charges totaled $14.6 million and $40.9 million, respectively, for the three and nine months ended September 30, 2002, compared to $13.4 million and $39.1 million, respectively, for the three and nine months ended September 30, 2001. The reasons for the increases over the prior year periods are due to an increased retail fee pricing structure effective September 1, 2001, and increases in the volume of checking accounts.

Loan Servicing Fees and Mortgage Servicing Rights Valuation Adjustment:

The major components of loan servicing fees for the periods indicated and the amount of loans serviced for other institutions are as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended          Nine Months Ended
                                                                   September 30,               September 30,
-----------------------------------------------------------------------------------------------------------------
                                                                 2002        2001           2002          2001
-----------------------------------------------------------------------------------------------------------------
Revenue from loan servicing fees                              $   8,039   $   8,113     $    23,948   $    24,676
Revenue from late loan payment fees                               1,617       1,636           4,782         4,927
Amortization of mortgage servicing rights                        (6,894)     (5,000)        (20,313)      (11,963)
-----------------------------------------------------------------------------------------------------------------
Loan servicing fees, net                                      $   2,762   $   4,749     $     8,417   $    17,640
-----------------------------------------------------------------------------------------------------------------
Valuation adjustments for impairment                          $ (34,754)  $ (17,385)    $   (50,832)  $   (23,041)
-----------------------------------------------------------------------------------------------------------------
Loans serviced for other institutions at September 30                                   $ 9,773,436   $ 9,602,282
-----------------------------------------------------------------------------------------------------------------

The amount of revenue generated from loan servicing fees is due to changes in the average size of the Corporation's portfolio of mortgage loans serviced for other institutions and the level of rates for service fees collected partially offset by the amortization expense of mortgage servicing rights and adjustments to the valuation allowance. The loan servicing fees category also includes fees collected for late loan payments. The net decreases in revenue from loan servicing fees comparing the respective three and nine month periods of 2002 to 2001 are due to a lower level of service fee rates comparing the respective periods slightly offset by a higher average balance of mortgage loans serviced for others. The increases in amortization expense of mortgage servicing rights reflects an increase in loan prepayments due to the lower interest rate environment comparing the respective periods. The amount of amortization expense of mortgage servicing rights is determined, in part, by mortgage loan pay-downs in the servicing portfolio that are influenced by changes in interest rates. Valuation adjustments totaling $34.8 million and $50.8 million, respectively, in impairment losses were recorded during the three and nine months ended September 30, 2002, as a reduction of the carrying amount of the mortgage servicing rights portfolio. This compares to valuation adjustments totaling $17.4 million and $23.0 million, respectively, recorded during the three and nine months ended September 30, 2001. Changes in the valuation allowance are due to increases or decreases in estimated prepayments of loans resulting from changes in interest rates. At September 30, 2002, the valuation allowance on the mortgage servicing rights portfolio totaled $70.5 million compared to $23.6 million at September 30, 2001.

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

Gain on Sales of Securities and Changes in Fair Values of Derivatives, Net:

During the three and nine months ended September 30, 2002 and 2001, the following transactions were recorded:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended       Nine Months Ended
                                                                                       September 30,           September 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                                                     2002         2001        2002         2001
---------------------------------------------------------------------------------------------------------------------------------
Gain (loss) on the sales of available-for-sale securities:
    Investment securities                                                         $  11,159   $  13,202    $  20,079    $  19,355
    Mortgages-backed securities                                                          --          --         (371)       3,571
---------------------------------------------------------------------------------------------------------------------------------
Net gain on sales                                                                    11,159      13,202       19,708       22,926
Changes in the fair value of interest rate floor
    agreements not qualifying for hedge accounting                                    8,931       2,729       10,073        1,335
Amortization expense on the deferred loss
    on terminated interest rate swap agreements                                        (509)       (509)      (1,526)      (1,526)
Other items                                                                              (6)         16           60            2
---------------------------------------------------------------------------------------------------------------------------------
Gain on the sales of securities and changes in fair values of derivatives, net    $  19,575   $  15,438    $  28,315    $  22,737
---------------------------------------------------------------------------------------------------------------------------------

During the three and nine months ended September 30, 2002, the Corporation sold available-for-sale investment securities totaling $158.1 million and $882.6 million, respectively, resulting in pre-tax gains of $11.2 million and $20.1 million. The gains on the sales of these investment securities were realized to partially offset the valuation adjustment losses totaling $34.8 million and $50.8 million, respectively, in the mortgage servicing rights portfolio recorded in the three and nine months ended September 30, 2002. For the three and nine months ended September 30, 2001, the Corporation sold available-for-sale investment and mortgage-backed securities totaling $460.3 million and $919.8 million, respectively, resulting in pre-tax gains of $13.2 million and $22.9 million. The net gains on the sales of these securities were realized to partially offset the valuation adjustment losses recorded in the mortgage servicing rights portfolio totaling $17.4 million and $23.0 million, respectively, for the three and nine months ended September 30, 2001.

During the three months ended September 30, 2002, the Corporation entered into interest rate floor agreements with notional amounts totaling $550.0 million. At September 30, 2002, the Corporation had interest rate floor agreements with notional amounts totaling $1.0 billion and with net gain market value adjustments totaling $8.9 million and $10.1 million, respectively, recorded during the three and nine months ended September 30, 2002. These interest rate floor agreements are used to protect the fair value of the mortgage servicing rights portfolio due to impairment exposure risk from declining interest rates.

Gain on Sales of Loans:

The Corporation recorded net gains on (i) the sales of loans and (ii) changes in the fair values of derivative financial instruments and certain hedged items during the three and nine months ended September 30, 2002, totaling $14.7 million and $21.6 million, respectively, compared to net gains of $3.4 million and $1.6 million, respectively, for the three and nine months ended September 30, 2001. During the three and nine months ended September 30, 2002, loans totaling $1.2 billion and $2.3 billion, respectively, were sold resulting in pre-tax gains of $7.4 million and $16.0 million. During the three and nine months ended September 30, 2001, loans totaling $664.9 million and $2.0 billion, respectively, were sold resulting in a pre-tax gain of $3.3 million for the quarter ended September 30, 2001 and a pre-tax loss of $925,000 for the nine months ended September 30, 2001. Loans are typically originated by the mortgage banking operations and sold in the secondary market with loan servicing retained and without recourse to the Corporation.

The Corporation's derivative financial instruments (forward loan sales commitments and conforming commitments to originate loans) and certain hedged items (warehouse loans) are recorded at fair value with the changes in fair value reported in current earnings. For the three and nine months ended September 30, 2002, the net changes in the fair values of these derivative financial instruments and certain hedged items resulted in net gains approximating $7.3 million and $5.7 million, respectively. These changes in fair values compare to net gains totaling $136,000 and $2.5 million, respectively, recorded for the three and nine months ended September 30, 2001.

Real Estate Operations:

The Corporation recorded net losses from real estate operations totaling $1.2 million and $4.8 million, respectively, for the three and nine months ended September 30, 2002, compared to net losses of $1.4 million and $3.2 million, respectively, for the three and nine months ended September 30, 2001. Real estate operations reflect impairment losses for real estate, net real estate operating activity, and gains and losses on dispositions of foreclosed real estate. The loss for real estate operations decreased for the three months ended September 30, 2002, compared to the 2001 period primarily due to increases in the net gains on the dispositions of properties during the 2002 period compared to 2001. The net increase in the loss for real estate operations for the nine months ended September 30, 2002, compared to the 2001 period is primarily due to an impairment loss totaling $1.9 million recorded in 2002 on a residential master planned community development in Nevada.

Other Operating Income:

Other operating income totaled $8.8 million and $25.2 million, respectively, for the three and nine months ended September 30, 2002, compared to $7.5 million and $23.6 million, respectively, for the three and nine months ended September 30, 2001. Miscellaneous mortgage loan income increased $1.7 million and $4.1 million, respectively, for the three and nine months ended September 30, 2002, compared to the 2001 periods due to an increase in fees on correspondent brokered loans. Partially offsetting this increase for the nine months ended September 30, 2002, compared to 2001 is a net decrease of $1.4 million due to net losses on the sales and write-downs of certain corporate fixed assets. Other components of other operating income are brokerage commissions, credit life and disability commissions and insurance commissions. These components totaled $4.2 million and $13.0 million, respectively, for the three and nine months ended September 30, 2002, compared to $4.3 million and $13.8 million, respectively, for the 2001 periods. Brokerage commissions decreased $551,000 and $1.7 million, respectively, for the three and nine months ended September 30, 2002, compared to the respective 2001 periods due to decreased volumes of customer transactions. Credit life and disability commissions increased $397,000 and $702,000, respectively, for the three and nine months ended September 30, 2002, compared to the respective 2001 periods due to increased volumes in policies written.

General and Administrative Expenses:

Total general and administrative expenses, excluding exit costs and termination benefits, approximated $62.0 million and $185.1 million, respectively, for the three and nine months ended September 30, 2002, compared to $60.6 million and $180.5 million, respectively, for the three and nine months ended September 30, 2001. The net increase in the 2002 third quarter compared to the 2001 third quarter is primarily due to increases in compensation and benefits and advertising partially offset by lower expenses resulting from the reduction in branches, management's emphasis on tighter cost controls and a net gain on the sale of four Minnesota branches totaling $876,000. Compensation and benefits increased $2.3 million in the three months ended September 30, 2002, over the 2001 third quarter and advertising increased $687,000 comparing the same periods. The increase in compensation and benefits is primarily due to annual merit increases effective March 1, 2002, for certain employees and other incentive bonuses. The increase in advertising is for the expanded promotion of products relating to checking accounts, consumer loans and business banking.

The net increase for the nine months ended September 30, 2002 compared to 2001 is also primarily due to increases in compensation and benefits and advertising partially offset by lower expenses due to the reduction in branches and management's emphasis on tighter cost controls. Compensation and benefits increased $7.4 million for the nine months ended September 30, 2002, over 2001 and advertising increased $2.8 million over the same periods. The increase in compensation and benefits is primarily due to (i) the employer taxes paid on the management incentive plan bonuses paid on March 1, 2002, (ii) annual merit increases to all executives and managers and (iii) other incentive bonuses. The increase in advertising is for the expanded promotion of products relating to checking accounts, consumer loans and business banking.

Exit Costs and Termination Benefits:

No gain or loss for exit costs and termination benefits was recorded for the three and nine months ended September 30, 2002. The Corporation realized net gains for the three and nine months ended September 30, 2001, totaling $11.0 million and $13.0 million, respectively. These net gains were from premiums received on the sale of branches ($15.6 million) partially offset by severance costs associated with right-sizing branch personnel and expenses to close branches ($440,000 and $1.8 million for the three and nine months ended September 30, 2001), as well as additional expenses totaling $754,000 to finalize the sale of the leasing portfolio.

Amortization of Core Value of Deposits and Goodwill:

For the three and nine months ended September 30, 2002, amortization of core value of deposits totaled $1.5 million and $4.8 million, respectively, compared to $1.7 million and $5.5 million for the three and nine months ended September 30, 2001. The net decreases in amortization expense for the three and nine months ended September 30, 2002, compared to 2001 are primarily due to core value of deposits amortizing on an accelerated basis in earlier years.

Effective January 1, 2002, the Corporation adopted SFAS No. 142. Therefore, beginning in 2002, goodwill is no longer subject to amortization, but will be evaluated for impairment at least on an annual basis. During the quarter ended June 30, 2002, the Corporation completed its transitional impairment test on its goodwill as of January 1, 2002, as required by SFAS No. 142. No impairment loss was recognized as a result of this test. For calendar year 2002, goodwill totaling $7.8 million, or approximately $.16 per share, will not be amortized pursuant to SFAS No. 142. For the three and nine months ended September 30, 2001, amortization of goodwill totaled $2.0 million and $6.2 million, respectively. See Note B "Implementation of SFAS No. 142 - Goodwill and Intangible Assets" in the Notes to Condensed Consolidated Financial Statements for additional information.

Provision for Income Taxes:

The provision for income taxes totaled $10.9 million and $33.9 million, respectively, for the three and nine months ended September 30, 2002, compared to $10.6 million and $32.4 million, respectively, for the three and nine months ended September 30, 2001. The effective income tax rates for the three and nine months ended September 30, 2002, were 29.1% and 29.2%, respectively, compared to 30.7% and 30.8%, respectively, for the three and nine months ended September 30, 2001. The effective income tax rates are lower for the current quarter and nine months compared to the respective 2001 periods due to the cessation of goodwill amortization effective January 1, 2002, and to increases in tax-exempt interest income and tax credits. The effective tax rates for the three and nine months ended September 30, 2002 and 2001, vary from the statutory rate primarily due to tax benefits from the bank owned life insurance, tax-exempt interest income and tax credits.

                      Item 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Information as of September 30, 2002, concerning the Corporation's exposure to market risk, which has remained relatively unchanged from December 31, 2001, is incorporated by reference under Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Corporation's Annual Report on Form 10-K for the Corporation's year ended December 31, 2001.

                        Item 4. CONTROLS AND PROCEDURES

The Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the Corporation's disclosure controls and procedures (as such term is defined in Rule 13a-14 (c) under the Exchange Act) as of a date within 90 days of the date of filing of this Form 10-Q. Based upon such evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective to ensure that the information required to be disclosed by the Corporation in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness. It should be noted that most systems of controls can only provide reasonable assurance of the objectives the systems are designed to obtain. The reliability of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits:

        99.1 - Chief Executive Officer's Certificate Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 - Chief Financial Officer's Certificate Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)    Reports on Form 8-K:

        No reports on Form 8-K were filed during the three months ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COMMERCIAL FEDERAL CORPORATION
                                    (Registrant)


Date: November 14, 2002               /s/ David S. Fisher
      -----------------             --------------------------------------------
                                    David S. Fisher, Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial Officer)


Date: November 14, 2002               /s/ Gary L. Matter
      -----------------             --------------------------------------------
                                    Gary L. Matter, Senior Vice President,
                                    Controller and Secretary
                                    (Principal Accounting Officer)

                                 CERTIFICATIONS

I, William A. Fitzgerald, Chairman of the Board and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commercial Federal Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                        /s/ William A. Fitzgerald
                                       -----------------------------------------
                                       William A. Fitzgerald
                                       Chairman of the Board and Chief Executive
                                       Officer

                                 CERTIFICATIONS

I, David S. Fisher, Executive Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commercial Federal Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                      /s/ David S. Fisher
                                    --------------------------------------------
                                    David S. Fisher
                                    Executive Vice President and Chief Financial
                                    Officer