Form 10-K
period 2002-12-31
COMMERCIAL FEDERAL CORP
filed 2003-03-31
CIK 744778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2002

Commission File Number: 1-11515

COMMERCIAL FEDERAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Nebraska	47-0658852
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
13220 California Street, Omaha, Nebraska	68154
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:    (402) 554-9200

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.01 Per Share	New York Stock Exchange
Shareholder Rights Plan	New York Stock Exchange
7.95% Subordinated Notes due December 2006	New York Stock Exchange
Title of Each Class	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average high and low sales price of the registrant’s common stock as quoted on the New York Stock Exchange on June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,255,891,676. As of March 14, 2003, there were issued and outstanding 43,744,050 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders—See Part III.

COMMERCIAL FEDERAL CORPORATION

FORM 10-K INDEX

PART I

ITEM 1.     BUSINESS

Forward Looking Statements

This document contains certain statements that are not historical fact but are forward-looking statements that involve inherent risks and uncertainties. Management cautions readers that a number of important factors could cause actual results to differ materially from those in the forward looking statements. Factors that might cause a difference include, but are not limited to: fluctuations in interest rates, inflation, the effect of regulatory or government legislative changes, expected cost savings and revenue growth not fully realized, the progress of strategic initiatives and whether realized within expected time frames, general economic conditions, adequacy of allowance for credit losses, costs or difficulties associated with restructuring initiatives, technology changes and competitive pressures in the geographic and business areas where Commercial Federal Corporation conducts its operations. These forward-looking statements are based on management’s current expectations. Actual results in future periods may differ materially from those currently expected because of various risks and uncertainties.

General

Commercial Federal Corporation (the “Corporation”) was incorporated in the state of Nebraska on August 18, 1983, as a unitary non-diversified savings and loan holding company. The primary purpose of the Corporation was to acquire all of the capital stock of Commercial Federal Bank, a Federal Savings Bank (the “Bank”) in connection with the Bank’s 1984 conversion from mutual to stock ownership. A secondary purpose was to provide the structure to expand and diversify the Corporation’s financial services to activities allowed by regulation to a unitary savings and loan holding company. The general offices of the Corporation are located at 13220 California Street, Omaha, Nebraska 68154.

The primary subsidiary of the Corporation is the Bank. The Bank was originally chartered in 1887 and converted to a federally chartered mutual savings and loan association in 1972. On December 31, 1984, the Bank completed its conversion from mutual to stock ownership and became a wholly-owned subsidiary of the Corporation. On August 27, 1990, the Bank’s federal charter was amended from a savings and loan to a federal savings bank.

The assets of the Corporation, on an unconsolidated basis, substantially consist of 100% of the Bank’s common stock. The Corporation has no significant independent source of income, and therefore depends almost exclusively on cash distributions from the Bank to meet its funding requirements. During the calendar year ended December 31, 2002, the Corporation incurred interest expense on its subordinated extendible notes, cumulative trust preferred securities and unsecured term notes and revolving line of credit. Interest was payable monthly on the subordinated extendible notes, and quarterly on the cumulative trust preferred securities, the unsecured term note and the line of credit. On December 31, 2002, the Corporation redeemed the $45.0 million of cumulative trust preferred securities of the CFC Preferred Trust. These securities were callable after May 14, 2002. The redemption price totaling $46.1 million consisted of the $45.0 million plus accrued interest of $1.1 million. In addition, on December 30, 2002, the Corporation entered into a term and revolving credit agreement totaling $104.0 million. This credit facility is in the form of an unsecured, five-year term note due December 31, 2007, totaling $94.0 million and an unsecured revolving note totaling $10.0 million due December 31, 2003, renewable annually. On December 30, 2002, the $94.0 million term note was drawn down to repay the term note due June 30, 2004, for $49.4 million including accrued interest. The remaining proceeds of $44.6 million were used to redeem the 9.375% cumulative trust preferred securities that were paid off in full by the Corporation on December 31, 2002. This term note had an outstanding principal balance of $94.0 million at December 31, 2002. Terms of the note require quarterly principal payments of $2.4 million and quarterly interest payable at a monthly adjustable rate priced at 100 basis points below the lender’s national base rate, or 3.25% at December 31, 2002. For additional information on the debt of the Corporation see Note 13 “Other Borrowings” to the Consolidated Financial Statements that are filed under Item 8 of this Form 10-K Annual Report for the year ended December 31, 2002 (the “Report”).

The Corporation began repurchasing its common stock in April 1999. For the year ended December 31, 2002, the Corporation purchased and cancelled 1,057,700 shares of its common stock at a cost of $25.7 million. Since the first repurchase was announced in April 1999, the Corporation has purchased and canceled 16,759,200 shares of its common stock through December 31, 2002, at a cost of $355.7 million. The Corporation also pays operating expenses primarily for shareholder and stock related expenditures such as the annual report, proxy, corporate filing fees and assessments and certain costs directly attributable to the holding company. In addition, common stock cash dividends totaling $15.8 million, or $.35 per common share, were declared during the year ended December 31, 2002.

The Bank pays cash distributions to the Corporation on a periodic basis primarily to cover the amount of the principal and interest payments on the Corporation’s debt, to fund the Corporation’s common stock repurchases and to repay the Corporation for the common stock cash dividends paid to the Corporation’s shareholders. During the year ended December 31, 2002, the Corporation received cash distributions totaling $85.0 million from the Bank. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Liquidity and Capital Resources” under Item 7 of this Report for additional information.

The Bank operates as a federally chartered savings institution with deposits insured by the Savings Association Insurance Fund (“SAIF”) and the Bank Insurance Fund (“BIF”) both administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a community banking institution offering commercial and consumer banking services including mortgage loan origination and servicing, commercial and industrial lending, small business banking, construction lending, cash management, brokerage and insurance services, and Internet banking.

At December 31, 2002, the Corporation had assets of $13.1 billion and stockholders’ equity of $756.5 million, and operated 189 branches located in Colorado (44), Iowa (40), Nebraska (40), Kansas (26), Oklahoma (19), Missouri (14) and Arizona (6). The Bank is one of the largest retail financial institutions in the Midwest and, based upon total assets at December 31, 2002, the Corporation was the 8th largest publicly-held thrift institution holding company in the United States. In addition, the Corporation serviced a loan portfolio totaling $15.6 billion at December 31, 2002, with approximately $11.5 billion in loans serviced for third parties and $4.1 billion in loans serviced for the Bank. See “MD&A — General” under Item 7 of this Report.

The operations of the Corporation are significantly influenced by general economic conditions, by inflation and changing prices, by the related monetary, fiscal and regulatory policies of the federal government and by the policies of financial institution regulatory authorities, including the Office of Thrift Supervision (“OTS”), the Board of Governors of the Federal Reserve System and the FDIC. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for mortgage and commercial financing, consumer loans and other types of loans, which, in turn, are affected by the interest rates at which such financings may be offered, the availability of funds, and other factors, such as the supply of housing for mortgage loans and regional economic situations.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Topeka, which is one of the 12 regional banks comprising the FHLB System. The Bank is further subject to regulations of the Federal Reserve Board, which governs reserves required to be maintained against deposits and certain other matters. As a federally chartered savings bank, the Bank is subject to numerous restrictions on operations and investments imposed by applicable statutes and regulations. See “Regulation” section of this Report.

Corporate Highlights

The Corporation’s business and earnings are sensitive to general business and economic conditions in the United States and, in particular, the Midwestern states where it has significant operations. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, the strength of the national and local economies and consumer spending, borrowing and savings habits. A continued economic downturn, an increase in unemployment or higher interest rates could decrease the demand for loans and other products and services and result in a deterioration in credit quality and loan performance and collectibility. Higher interest rates also could increase the Corporation’s cost to borrow funds and increase the rate the Corporation pays on deposits.

The long-term economic and political effects of terrorism and international hostilities are uncertain which could result in a further economic slowdown that could negatively affect the Corporation’s financial condition. These events could adversely affect the Corporation’s business and operating results in other ways that presently cannot be predicted. In addition, a continued economic slowdown could negatively impact the purchasing and decision making activities of the Corporation’s customers. If terrorist activity, international hostilities or other factors cause a further economic decline, the financial condition and operating results of the Corporation could be materially adversely affected.

The Corporation’s earnings also are significantly affected by the fiscal and monetary policies of the federal government and its agencies. The policies of the Federal Reserve Board impact the Corporation significantly. The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments the Corporation holds. Those policies determine to a significant extent the Corporation’s cost of funds for lending and investing. Changes in those policies are beyond the Corporation’s control and are difficult to predict.

Accounting for Goodwill

Effective January 1, 2002, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which required that the amortization of goodwill cease, and that goodwill be evaluated for impairment at the reporting unit level. No impairment losses were recognized in 2002. For calendar year 2002, amortization of goodwill totaling $7.8 million that would have been recorded prior to the implementation of this statement, was not recorded against current operations. See Note 10 “Intangible Assets” to the Consolidated Financial Statements under Item 8 of this Report for additional information.

Mortgage Banking Operations

Historically low interest rates in 2002 generated record volumes of mortgage loan demand contributing to pre-tax gains on the sales of mortgage loans totaling $36.2 million in 2002. These low interest rates also increased mortgage loan pay-downs which in turn caused an increase in amortization expense of mortgage servicing rights and the valuation allowances for impairment losses on mortgage servicing rights during 2002. The amortization expense of mortgage servicing rights increased $13.9 million over 2001 to $31.0 million for 2002. In addition, valuation adjustments for impairment losses totaling $60.4 million were recorded during the year ended December 31, 2002, compared to $19.1 million during 2001. During the year ended December 31, 2002, the Corporation sold available-for-sale investment and mortgage-backed securities totaling approximately $1.1 billion resulting in pre-tax gains of $35.9 million. These net gains were recognized to partially offset the valuation adjustment losses recognized on the mortgage servicing rights portfolio during 2002.

Redemption of Cumulative Trust Preferred Securities

On December 31, 2002, the Corporation redeemed the $45.0 million fixed-rate 9.375% cumulative trust preferred securities of the CFC Preferred Trust. The redemption price totaling $46.1 million consisted of 1,800,000 shares (liquidation amount of $25.00 per security) totaling $45.0 million plus accrued interest totaling approximately $1.1 million. These cumulative trust preferred securities were originally issued on May 14, 1997, and were due May 15, 2027. The redemption of the cumulative trust preferred securities resulted in the Corporation recognizing $1.8 million in expense on the write-off on the related deferred debt issuance costs. These costs are classified in other operating expenses in the Consolidated Statement of Operations for 2002.

Segment Reporting

Effective January 1, 2002, the Corporation’s operations were realigned into four lines of business operations for management reporting purposes: Commercial Banking, Mortgage Banking, Retail Banking and Treasury. Before this realignment, the Corporation identified and utilized two lines of business: Community Banking and Mortgage Banking. This realignment was made to allow management to make more well-informed operating decisions, to focus resources to benefit both the Corporation and its customers, and to assess performance and products on a continuous basis. See “MD&A — Operating Results by Segment” under Item 7 of this Report and Note 24 “Segment Information” to the Consolidated Financial Statements under Item 8 of this Report for additional information.

Dissolution of Mortgage Banking Subsidiary

Effective October 1, 2002, Commercial Federal Mortgage Corporation (“CFMC”), the Bank’s wholly-owned full-service mortgage banking subsidiary, was dissolved. All real estate lending, secondary marketing, mortgage servicing and foreclosure activities are now conducted through the Bank. This dissolution had no effect on the Corporation’s financial position, liquidity or results of operations.

Common Stock Repurchases

During the year ended December 31, 2002, the Corporation continued to repurchase its outstanding common stock. On February 28, 2002, and on November 25, 2002, the Board of Directors authorized repurchases for 500,000 shares and 5,000,000 shares, respectively, of the Corporation’s outstanding common stock. During 2002, the Corporation purchased 1,057,700 shares of its common stock at a cost of $25.7 million.

Regulatory Capital Compliance

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial position and results of operations. The regulations require the Bank to meet specific capital adequacy guidelines. Prompt corrective action provisions contained in the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) require specific capital ratios to be considered well-capitalized. At December 31, 2002, the Bank exceeded the minimum requirements for the well-capitalized category. As of December 31, 2002, the most recent notification from the OTS categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank’s classification. See “Regulation — Regulatory Capital Requirements” and Note 17 “Regulatory Capital” to the Consolidated Financial Statements under Item 8 of this Report.

Supervisory Goodwill Lawsuit

On September 12, 1994, the Bank and the Corporation commenced litigation relating to supervisory goodwill against the United States in the United States Court of Federal Claims seeking to recover monetary relief for the government’s refusal to honor certain contracts that it had entered into with the Bank. The suit alleges that such governmental action constitutes a breach of contract and an unlawful taking of property by the United States without just compensation or due process in violation of the Constitution of the United States. The Corporation and the Bank are pursuing alternative damage claims of up to approximately $230 million. The Bank also assumed a lawsuit in the merger with Mid Continent Bancshares, Inc. (“Mid Continent”), a fiscal year 1998 acquisition, against the United States also relating to a supervisory goodwill claim filed by the former company. The litigation status and process of these legal actions, as well as that of numerous actions brought by others alleging similar claims with respect to supervisory goodwill and regulatory capital credits, make the value of the claims asserted by the Bank (including the Mid Continent claim) uncertain as to their ultimate outcome, and contingent on a number of factors and future events which are beyond the control of the Bank, both as to substance, timing and the dollar amount of damages that may be awarded to the Bank and the Corporation if they finally prevail in this litigation.

On March 25, 1998, the Corporation filed a motion for summary judgment and the United States filed a cross motion for summary judgment on the question of liability for breach of contract. On March 24, 2003, the Corporation received an order from the United States Court of Federal Claims denying its motion for summary judgment seeking to establish liability for breach of contract and granting the United States government’s cross motion seeking to establish no liability for breach of contract with respect to the Corporation’s acquisition of Empire Savings Building and Loan (“Empire”). In the litigation, the Corporation alleged that with respect to its 1987 acquisition of Empire, the Federal Home Loan Bank Board promised that $190 million of goodwill (the amount by which Empire’s liabilities exceeded its assets) would be included in the Bank’s regulatory capital as well as the $60 million of preferred stock issued by the Bank to fund the acquisition of Empire. The United States Court of Federal Claims granted the Corporation’s motion for summary judgment and denied the United States government’s cross-motion for summary judgment on the question of liability for breach of contract with respect to the Corporation’s acquisition of the savings deposits of Territory Savings and Loan Association (“Territory”) whereby the Bank accepted a five year $20 million promissory note from the Federal Savings and Loan Insurance Corporation (“FSLIC”) as part of the FSLIC’s payment for the Bank’s assumption of Territory’s savings deposits. In the litigation, the Corporation alleged that the FSLIC promised that the Bank could include the promissory note in its regulatory capital. The Corporation is currently considering its options in light of the order recently issued by the United States Court of Federal Claims.

Other Information

Additional information concerning the general business of the Corporation during the year ended December 31, 2002, is included in the following sections of this Report and under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 8 “Notes to the Consolidated Financial Statements” of this Report. Additional information concerning the Bank’s regulatory capital requirements and other regulations which affect the Corporation is included in the “Regulation” section of this Report.

Additional Information

The Corporation makes its annual, current and quarterly reports available, free of charge, on its corporate web site, www.comfedbank.com, as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. Other information on the Corporation and the Bank are also available on this web site. All information and reports on the Corporation’s web site is not incorporated by reference to this annual report Form 10-K.

Lending Activities

General

The Corporation’s lending activities focus on the origination of first mortgage loans for the purpose of financing or refinancing single-family residential properties, single-family residential construction loans, commercial real estate loans, commercial operating loans, consumer and home improvement loans. Commercial real estate loans, commercial operating and consumer loans have been emphasized during the year ended December 31, 2002. The origination activity of these loans has increased significantly over 2001. Management plans to continue to expand the Corporation’s commercial lending activity in 2003 and beyond. Residential loan origination activity, including activity through correspondents, increased significantly in calendar year 2002 due to the low interest rate environment generating new residential loan volumes as well as a large volume of loan refinancing activity compared to prior years. See “Loan Activity” section of this Report.

The functions of processing and servicing real estate loans, including responsibility for servicing the Corporation’s loan portfolio, had been conducted by CFMC, the Bank’s wholly-owned mortgage banking subsidiary. Effective October 1, 2002, CFMC was dissolved. All real estate lending, secondary marketing, mortgage servicing and foreclosure activities are now conducted through the Bank. The Corporation conducts loan origination activities primarily through its branch office network to increase the volume of single-family residential loan originations and take advantage of its extensive branch network. The Corporation will continue to originate real estate loans through its branches, loan offices and through its nationwide correspondent network.

At December 31, 2002, the Corporation’s total loan and mortgage-backed securities portfolio was $10.2 billion, representing 78.0% of its $13.1 billion of total assets. Mortgage-backed securities totaled $1.6 billion at December 31, 2002, representing 16.0% of the Corporation’s total loan and mortgage-backed securities portfolio. The Corporation’s total loan and mortgage-backed securities portfolio was secured primarily by real estate at December 31, 2002.

Commercial real estate and land loans are secured by various types of commercial properties including office buildings, shopping centers, warehouses and other income producing properties. Commercial lending increased during 2002 and is expected to significantly expand for the Corporation in the future. The Corporation’s single-family residential construction lending activity is primarily attributable to operations in Las Vegas, Nevada and in its primary market areas. Multi-family residential loans consist of loans secured by various types of properties, including townhomes, condominiums and apartment projects with more than four dwelling units.

The Corporation’s primary area of loan production is the origination of loans secured by existing single-family residences. Adjustable-rate single-family residential loans are originated for retention in the Corporation’s loan portfolio to match more closely the repricing of the Corporation’s interest-bearing liabilities as a result of changes in interest rates and for sale in the secondary market. Fixed-rate single-family residential loans are originated using underwriting guidelines, appraisals and documentation which are acceptable to the Federal Home Loan Mortgage Corporation (“FHLMC”), the Government National Mortgage Association (“GNMA”) and the Federal National Mortgage Association (“FNMA”) to facilitate the sale of such loans to such agencies in the secondary market. The Corporation also originates fixed-rate single-family residential loans using internal lending policies in accordance with what management believes are prudent underwriting standards but which may not strictly adhere to FHLMC, GNMA and FNMA guidelines. Fixed-rate single-family residential loans are originated or purchased for the Corporation’s loan portfolio if such loans have characteristics which are consistent with the Corporation’s asset and liability goals and long-term interest rate yield requirements. At December 31, 2002, fixed-rate single-family residential loans remained consistent at $2.5 billion compared to December 31, 2001. The adjustable-rate portfolio decreased to $2.1 billion at December 31, 2002, compared to $2.2 billion at December 31, 2001. The net decrease in adjustable-rate residential loans is due to the low mortgage rate environment in 2002 where many adjustable-rate loans were refinanced into low interest fixed-rate loans.

The Corporation’s commercial and multi-family real estate loans are primarily secured by properties located within the Corporation’s primary market areas. The Corporation continues to build on its commercial relationships. In the fourth quarter of 2001, the Corporation started a new internet-based full-service cash management program. This service allows businesses access to electronic banking features such as funds transfers, debit consumer accounts, payment of vendors, direct payroll deposit, wire transfers and other services. These loans, which are subject to prudent credit review and other underwriting standards and collection procedures, are expected to constitute a greater portion of the Corporation’s lending business in the future.

In addition to real estate loans, the Corporation originates consumer, automobile, home improvement, agricultural, commercial business and savings account loans as well as consumer credit cards through the Corporation’s branch and loan office network and direct mail solicitation. Management intends to continue to increase its consumer loan origination activity with strict adherence to prudent underwriting and credit review procedures.

Regulatory guidelines generally limit loans and extensions of credit to one borrower. At December 31, 2002, all loans were within the regulatory limitation of $210.9 million to one borrower.

Composition of Loan Portfolio

The following table sets forth the composition of the Corporation’s loan and mortgage-backed securities portfolios (including loans held for sale and mortgage-backed securities available for sale) as of the dates indicated below. Other than as disclosed below, there were no concentrations of loans which exceeded 10% of total loans at December 31, 2002.

	December 31,						June 30,
	2002		2001		2000		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Loan Portfolio
Conventional real estate mortgage loans:
Loans on existing properties—
Single-family residential	$4,334,628	41.4%	$4,437,766	42.1%	$5,015,369	47.0%	$6,684,993	56.4%	$6,268,958	57.8%	$5,476,608	60.2%
Multi-family residential	273,071	2.6	324,602	3.1	232,203	2.2	193,711	1.6	182,510	1.7	169,860	1.9
Land	53,920.5		38,797.4		32,558.3		30,138.3		105,504.9		22,582.2
Commercial real estate	1,455,864	13.9	1,324,748	12.6	1,138,038	10.7	985,008	8.3	756,412	7.0	494,325	5.4

Total	6,117,483	58.4	6,125,913	58.2	6,418,168	60.2	7,893,850	66.6	7,313,384	67.4	6,163,375	67.7

Construction loans—
Single-family residential	294,962	2.9	304,638	2.9	258,972	2.4	245,302	2.1	241,548	2.2	279,437	3.1
Multi-family residential	133,248	1.3	120,826	1.1	99,041.9		51,845.4		25,893.2		2,979	-—
Land	182,261	1.7	178,675	1.7	143,602	1.4	121,396	1.0	-—	-—	2,803	-—
Commercial real estate	159,627	1.5	179,312	1.7	215,979	2.0	152,260	1.3	78,908.8		40,479.5

Total	770,098	7.4	783,451	7.4	717,594	6.7	570,803	4.8	346,349	3.2	325,698	3.6

FHA and VA loans	270,825	2.6	270,193	2.6	351,376	3.3	579,021	4.9	463,437	4.3	468,503	5.1

Total real estate loans	7,158,406	68.4	7,179,557	68.2	7,487,138	70.2	9,043,674	76.3	8,123,170	74.9	6,957,576	76.4

Mortgage-backed securities	1,632,622	15.6	1,829,728	17.4	1,514,510	14.2	1,221,831	10.3	1,277,575	11.8	1,083,789	11.9

Total real estate loans and mortgage-backed securities	8,791,028	84.0	9,009,285	85.6	9,001,648	84.4	10,265,505	86.6	9,400,745	86.7	8,041,365	88.3

Consumer, commercial and other loans—
Home improvement and other consumer loans	1,480,486	14.1	1,330,877	12.6	1,361,354	12.8	1,292,806	10.9	1,114,583	10.3	809,671	8.9
Commercial loans	187,647	1.8	170,280	1.6	228,426	2.1	179,703	1.5	186,242	1.7	155,617	1.8
Savings account loans	10,450.1		18,598.2		22,589.2		21,297.2		19,125.2		21,948.2
Leases	117	—	160	—	53,836.5		94,694.8		122,704	1.1	73,395.8

Total consumer and other loans	1,678,700	16.0	1,519,915	14.4	1,666,205	15.6	1,588,500	13.4	1,442,654	13.3	1,060,631	11.7

Total loans	$10,469,728	100.0%	$10,529,200	100.0%	$10,667,853	100.0%	$11,854,005	100.0%	$10,843,399	100.0%	$9,101,996	100.0%

(Continued on next page)

Composition of Loan Portfolio (continued)

	December 31,						June 30,
	2002		2001		2000		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Balance forward of total loans Add (subtract):	$10,469,728	100.0%	$10,529,200	100.0%	$10,667,853	100.0%	$11,854,005	100.0%	$10,843,399	100.0%	$9,101,996	100.0%

Unamortized premiums, net of discounts	16,055		8,984		160		(670)		10,138		14,161

Unearned income	—		—		—		(16,730)		(22,543)		(13,253)

Deferred loan costs, net	8,617		5,819		20,250		26,374		11,809		24,178

Fair market valuation	17,867		1,175		—		—		—		—

Loans in process	(201,769)		(209,574)		(196,940)		(164,313)		(153,124)		(112,781)

Allowance for loan losses	(106,291)		(102,451)		(83,439)		(70,556)		(80,419)		(64,757)

Allowance for losses on mortgage-backed securities	—		—		—		(280)		(322)		(419)

Loan portfolio	$10,204,207		$10,233,153		$10,407,884		$11,627,830		$10,608,938		$8,949,125

For additional information regarding the Corporation’s loan portfolio and mortgage-backed securities, see Note 3 “Mortgage-Backed Securities,” Note 4 “Loans Held for Sale” and Note 5 “Loans Receivable” to the Consolidated Financial Statements under Item 8 of this Report.

The table below sets forth the geographic distribution of the Corporation’s total real estate loan portfolio (excluding mortgage-backed securities, consumer and other loans, and before any reduction for unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan costs, unearned income and allowance for loan losses) as of the dates indicated:

	December 31,						June 30,
	2002		2001		2000		2000		1999		1998
State	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Colorado	$1,165,297	16.3%	$1,302,407	18.1%	$1,436,156	19.2%	$1,647,963	18.2%	$1,686,667	20.8%	$1,710,256	24.6%
Iowa	829,101	11.6	776,131	10.8	716,499	9.6	818,293	9.0	737,677	9.1	676,099	9.7
Nebraska	718,466	10.0	735,495	10.2	723,068	9.7	1,073,664	11.9	1,014,198	12.5	985,906	14.2
Kansas	625,109	8.7	668,161	9.3	658,366	8.8	954,020	10.5	860,740	10.6	678,734	9.8
Arizona	464,294	6.5	437,640	6.1	381,628	5.1	351,001	3.9	253,480	3.1	180,740	2.6
Massachusetts	424,513	5.9	156,477	2.2	203,742	2.7	188,500	2.1	62,233.8		55,902.8
Missouri	391,314	5.5	395,378	5.5	345,931	4.6	380,653	4.2	329,985	4.1	185,282	2.7
Oklahoma	353,780	4.9	363,114	5.1	378,789	5.1	459,315	5.1	382,474	4.7	318,198	4.6
Nevada	226,695	3.2	232,017	3.2	253,057	3.4	207,364	2.3	160,643	2.0	130,159	1.9
Georgia	180,924	2.5	198,719	2.8	254,097	3.4	302,929	3.3	232,128	2.9	227,971	3.3
Virginia	179,119	2.5	159,396	2.2	153,731	2.0	240,818	2.7	206,814	2.5	161,793	2.3
California	151,489	2.1	196,487	2.7	180,254	2.4	192,598	2.1	247,835	3.0	148,401	2.1
Minnesota	144,629	2.0	120,501	1.7	120,579	1.6	125,979	1.4	92,964	1.1	62,765.9
Texas	132,126	1.9	185,555	2.6	188,700	2.5	205,783	2.3	184,313	2.3	158,614	2.3
Maryland	129,417	1.8	121,036	1.7	123,827	1.7	208,833	2.3	183,460	2.2	157,180	2.3
Florida	123,334	1.7	170,526	2.4	191,265	2.6	268,492	3.0	242,972	3.0	123,528	1.8
Ohio	90,880	1.3	100,478	1.4	110,181	1.5	143,992	1.6	122,146	1.5	93,325	1.3
Washington	88,694	1.2	89,053	1.2	99,303	1.3	113,932	1.3	93,956	1.2	91,670	1.3
Illinois	80,768	1.1	72,156	1.0	102,066	1.3	137,217	1.5	131,098	1.6	111,142	1.6
North Carolina	79,401	1.1	115,151	1.6	148,086	2.0	135,085	1.5	118,207	1.4	60,634.9
Michigan	68,453	1.0	41,601.6		66,295.9		55,349.6		29,505.4		38,495.5
Alabama	63,028.9		74,949	1.0	86,709	1.1	125,767	1.4	90,675	1.1	50,285.7
Connecticut	61,480.9		57,582.8		66,068.9		83,567.9		71,696.9		64,975.9
Utah	35,396.5		37,459.5		36,510.5		53,060.6		39,336.5		25,444.4
New Jersey	28,439.4		38,876.5		54,139.7		71,352.8		82,068	1.0	98,061	1.4
Pennsylvania	27,313.4		31,376.5		40,319.5		51,811.6		55,130.7		59,083.8
Indiana	21,066.3		28,293.4		38,986.5		63,255.7		66,727.8		40,357.6
New York	16,318.2		21,296.3		27,439.4		31,548.3		39,146.5		38,382.5
Other states	257,563	3.6	252,247	3.6	301,348	4.0	351,534	3.9	304,897	3.7	224,195	3.2

Total	$7,158,406	100.0%	$7,179,557	100.0%	$7,487,138	100.0%	$9,043,674	100.0%	$8,123,170	100.0%	$6,957,576	100.0%

The following table presents the composition of the Corporation’s total real estate portfolio (excluding mortgage-backed securities, consumer and other loans, and before any reduction for unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan costs, unearned income and allowance for loan losses) by state and property type at December 31, 2002:

State	Conventional Residential 1-4 Units	FHA/VA Residential Loans	Multi- Family	Land Loans	Sub Total	Commercial Real Estate Loans	Total	% of Total
	(Dollars in Thousands)
Colorado	$611,720	$17,972	$85,165	$36,154	$751,011	$414,286	$1,165,297	16.3%
Iowa	433,705	11,485	68,235	60,403	573,828	255,273	829,101	11.6
Nebraska	501,175	41,394	36,652	16,131	595,352	123,114	718,466	10.0
Kansas	401,572	52,021	31,616	7,902	493,111	131,998	625,109	8.7
Arizona	242,331	14,829	18,919	34,487	310,566	153,728	464,294	6.5
Massachusetts	422,960	—	474	—	423,434	1,079	424,513	5.9
Missouri	202,431	21,017	46,100	6,038	275,586	115,728	391,314	5.5
Oklahoma	184,753	12,656	55,633	7,321	260,363	93,417	353,780	4.9
Nevada	65,676	2,592	26,675	65,465	160,408	66,287	226,695	3.2
Georgia	154,687	9,795	—	—	164,482	16,442	180,924	2.5
Virginia	172,478	6,641	—	—	179,119	—	179,119	2.5
California	74,058	2,769	7,174	52	84,053	67,436	151,489	2.1
Minnesota	121,501	4,380	6,675	184	132,740	11,889	144,629	2.0
Texas	60,744	7,531	3,746	—	72,021	60,105	132,126	1.9
Maryland	117,257	11,945	—	—	129,202	215	129,417	1.8
Florida	90,508	3,198	6,931	—	100,637	22,697	123,334	1.7
Ohio	86,399	2,814	1,198	—	90,411	469	90,880	1.3
Washington	75,167	9,044	793	—	85,004	3,690	88,694	1.2
Illinois	76,033	4,433	—	24	80,490	278	80,768	1.1
North Carolina	66,029	861	—	—	66,890	12,511	79,401	1.1
Michigan	64,423	3,490	—	—	67,913	540	68,453	1.0
Alabama	55,838	7,190	—	—	63,028	—	63,028.9
Connecticut	56,701	107	2,417	2,006	61,231	249	61,480.9
Utah	20,992	7,514	935	—	29,441	5,955	35,396.5
New Jersey	27,923	516	—	—	28,439	—	28,439.4
Pennsylvania	25,123	1,970	206	14	27,313	—	27,313.4
Indiana	16,265	4,801	—	—	21,066	—	21,066.3
New York	11,967	54	—	—	12,021	4,297	16,318.2
Other states	189,174	7,806	6,775	—	203,755	53,808	257,563	3.6

Total	$4,629,590	$270,825	$406,319	$236,181	$5,542,915	$1,615,491	$7,158,406	100.0%

% of Total	64.7%	3.8%	5.6%	3.3%	77.4%	22.6%	100.0%

Contractual Principal Repayments

The following table sets forth certain information at December 31, 2002, regarding the dollar amount of all loans and mortgage-backed securities maturing in the Corporation’s portfolio based on contractual terms to maturity. This repayment information excludes scheduled payments or an estimate of possible prepayments. Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less. Since prepayments significantly shorten the average life of loans and mortgage-backed securities, management believes that the following table will bear little resemblance to what will be the actual repayments. Loan balances have not been reduced for (1) unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan costs and allowance for loan losses or (2) nonperforming loans.

	Due During the Year Ended December 31,
	2003	2004-2007	After 2007	Total
	(In Thousands)
Principal Repayments
Real estate loans:
Single-family residential (1)—
Fixed-rate	$73,390	$184,939	$2,288,951	$2,547,280
Adjustable-rate	23,689	36,259	1,998,225	2,058,173
Multi-family residential, land and commercial real estate—
Fixed-rate	74,533	472,665	200,403	747,601
Adjustable-rate	71,987	103,915	859,352	1,035,254

	243,599	797,778	5,346,931	6,388,308

Construction loans:
Fixed-rate	108,821	12,487	6,488	127,796
Adjustable-rate	613,380	6,495	22,427	642,302

	722,201	18,982	28,915	770,098

Consumer and other loans:
Fixed-rate	74,349	735,960	555,108	1,365,417
Adjustable-rate	76,919	23,124	213,240	313,283

	151,268	759,084	768,348	1,678,700

Mortgage-backed securities:
Fixed-rate	100,786	473,190	906,056	1,480,032
Adjustable-rate	3,640	16,666	132,284	152,590

	104,426	489,856	1,038,340	1,632,622

Total principal repayments	$1,221,494	$2,065,700	$7,182,534	$10,469,728

(1)	Includes conventional, FHA and VA mortgage loans.

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

The following table sets forth the amount of all loans and mortgage-backed securities due after December 31, 2003 (January 1, 2004, and thereafter), which have fixed interest rates and those which have adjustable interest rates. These loans and mortgage-backed securities have not been reduced for (1) unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan costs and allowance for loan losses or (2) nonperforming loans.

	Fixed-Rate	Adjustable Rate	Total
	(In Thousands)
Real estate loans:
Single-family residential	$2,473,890	$2,034,484	$4,508,374
Multi-family residential, land and commercial real estate	673,068	963,267	1,636,335
Construction loans	18,975	28,922	47,897
Consumer and other loans	1,291,068	236,364	1,527,432
Mortgage-backed securities	1,379,246	148,950	1,528,196

Total principal repayments due after December 31, 2003	$5,836,247	$3,411,987	$9,248,234

Residential Loans

The Corporation originates and purchases both fixed-rate and adjustable-rate mortgage loans secured by single-family units through its branch network, its loan offices and a nationwide correspondent network. Such residential mortgage loans are either:

•	conventional mortgage loans which comply with the requirements for sale to, or conversion into, securities issued by FNMA or FHLMC (“conforming loans”),

•	mortgage loans which exceed the maximum loan amount allowed by FNMA or FHLMC but which otherwise generally comply with FNMA and FHLMC loan requirements, or mortgage loans not exceeding the maximum loan amount allowed by FNMA or FHLMC but do not meet all of the conformity requirements of FNMA and FHLMC (“nonconforming loans”) or

•	FHA/VA loans which qualify for sale in the form of securities guaranteed by GNMA.

The Corporation originates substantially all conforming or nonconforming loans with loan-to-value ratios at or below 80.0% unless the borrower obtains private mortgage insurance (which premium the borrower pays with their mortgage payment) for the Corporation’s benefit covering that portion of the loan in excess of 80.0% of the appraised value or purchase price, whichever is less. Occasional exceptions to the 80.0% loan-to-value ratio for mortgage loans are made for loans to facilitate the resolution of nonperforming assets.

Fixed-rate residential mortgage loans generally are originated with terms of 15 and 30 years and are amortized on a monthly basis with principal and interest due each month. Adjustable-rate residential mortgage loans are also originated with terms of 15 and 30 years. However, certain adjustable-rate loans contain provisions which permit the borrower, at the borrower’s option, to convert at certain periodic intervals over the life of the loan to a long-term fixed-rate loan. The adjustable-rate loans generally have interest rates which are scheduled to adjust at six and 12 month intervals based upon various indices, including the Treasury Constant Maturity Index or the Eleventh District Federal Home Loan Bank Cost of Funds Index. The amount of any such interest rate increase is limited to one or two percentage points annually and four to six percentage points over the life of the loan. Certain adjustable-rate loans are also offered which have interest rates fixed over annual periods ranging from two through seven years, in addition to ten years, with such loans repricing annually after the fixed interest-rate term. The Corporation applies its underwriting criteria to such loans based on the amount of the loan for which the borrower could qualify at the indexed rate. At December 31, 2002, approximately ..90%, or $43.9 million, of the Corporation’s residential real estate loan portfolio was 90 days or more delinquent compared to .99%, or $49.9 million, at December 31, 2001.

Construction Loans

During the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, and the fiscal year ended June 30, 2000, the Corporation originated $792.3 million, $728.4 million, $342.1 million and $608.1 million, respectively, of construction loans. The Corporation conducts its construction lending operations in its primary market areas and Las Vegas, Nevada. The residential construction lending operations, which loans are subject to prudent credit review and other underwriting standards and procedures, are expected to continue to increase over prior periods. At December 31, 2002, approximately .52%, or $2.3 million, of the Corporation’s residential construction loan portfolio was 90 days or more delinquent compared to .53%, or $3.0 million, at December 31, 2001.

Construction financing is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the total estimated cost, including interest. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Corporation may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, the Corporation may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

Commercial Real Estate and Land Loans

The Corporation originated commercial real estate and land loans totaling $805.6 million, $768.6 million, $291.2 million and $347.0 million, respectively, during the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, and the fiscal year ended June 30, 2000. Commercial real estate lending entails significant additional risks compared with residential real estate lending. These additional risks are due to larger loan balances which are more sensitive to economic conditions, business cycle downturns and construction related risks. The payment of principal and interest due on the Corporation’s commercial real estate loans is substantially dependent upon the performance of the projects securing the loans. As an example, to the extent that the occupancy and rental rates on the secured commercial real estate are not high enough to generate the income necessary to make payments, the Corporation could experience an increased rate of delinquency and could be required either to declare the loans in default and foreclose upon the properties or to make concessions on the terms of the repayment of the loans. At December 31, 2002, approximately .98%, or $18.1 million, of the Corporation’s commercial real estate and land loans were 90 days or more delinquent compared to 1.36%, or $23.3 million, at December 31, 2001.

The aggregate amount of loans which a federal savings institution may make on the security of liens on nonresidential real property may not exceed 400.0% of the institution’s total risk-based capital as determined under current regulatory capital standards. This limitation totaled approximately $3.5 billion at December 31, 2002, compared to $1.9 billion of commercial real estate and land loans outstanding at December 31, 2002. This restriction has not and is not expected to materially affect the Corporation’s business.

Consumer Loans

Federal regulations permit federal savings institutions to make secured and unsecured consumer loans up to 35.0% of an institution’s total regulatory assets. Any loans in excess of 30.0% of assets may only be made directly to the borrower and cannot involve the payment of any finders or referral fees. In addition, a federal savings institution has lending authority above the 35.0% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and savings account secured loans. Consumer loans originated by the Corporation are primarily second mortgage loans, loans to depositors on the security of their savings accounts and loans secured by automobiles. The Corporation has increased its secured consumer lending activities in order to meet its customers’ financial needs and will continue to increase such lending activities in the future in its primary market areas.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Corporation, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. At December 31, 2002, approximately ..48%, or $8.1 million, of the Corporation’s consumer loans are 90 days or more delinquent compared to .44%, or $6.9 million, at December 31, 2001.

Loan Sales

In addition to originating loans for its portfolio, the Corporation participates in secondary mortgage market activities by selling whole and securitized loans to institutional investors or other financial institutions with the Corporation generally retaining the right to service such loans. Substantially all of the Corporation’s secondary mortgage market activity is with GNMA, FNMA and FHLMC. Conventional conforming loans are either sold for cash as individual whole loans to FNMA or FHLMC, or pooled in exchange for securities issued by FNMA or FHLMC which are then sold to investment banking firms. FHA and VA loans are originated or purchased by the Corporation and either are retained for the Corporation’s real estate loan portfolio or are pooled to form GNMA securities which are subsequently sold to investment banking firms or retained by the Bank.

During the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, and the fiscal year ended June 30, 2000, the Corporation sold an aggregate of $3.4 billion, $2.7 billion, $2.3 billion and $762.1 million, respectively, in mortgage loans. These sales resulted in net realized gains during calendar years 2002 and 2001 totaling $28.5 million and $4.8 million, respectively, and net losses of $18.0 million and $110,000, respectively, during the six months ended December 31, 2000, and the fiscal year ended June 30, 2000. Of the amount of mortgage loans sold during the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, and fiscal year 2000, $3.3 billion, $2.3 billion, $2.2 billion and $742.4 million, respectively, were sold in the secondary market, and the remaining balances were sold to other institutional investors. At December 31, 2002, the carrying value of loans held for sale totaled $868.6 million compared to $337.1 million at December 31, 2001.

Mortgage loans are generally sold in the secondary mortgage market without recourse to the Corporation in the event of borrower default, subject to certain limitations applicable to VA loans. Historical losses realized by the Corporation as a result of limitations applicable to VA loans have been immaterial on an annual basis. However, in connection with a 1987 acquisition of a financial institution, the Bank assumed agreements providing for recourse in the event of default on obligations transferred in connection with sales of certain securities by such institution. At December 31, 2002 and 2001, the remaining balance of these loans sold with recourse totaled $4.3 million and $8.8 million, respectively.

Loan Activity

The following table sets forth the Corporation’s loan and mortgage-backed securities activity for the periods as indicated:

			Six Months Ended December 31, 2000	Year Ended June 30, 2000

	Year Ended December 31,
	2002	2001
	(In Thousands)
Originations:
Real estate loans-
Residential loans	$1,601,121	$1,201,279	$357,465	$672,295
Construction loans	792,290	728,432	342,102	608,145
Commercial real estate and land loans	805,639	768,578	291,237	346,979
Consumer and other loans	1,058,210	1,343,577	530,862	1,289,878

Loans originated	$4,257,260	$4,041,866	$1,521,666	$2,917,297

Purchases:
Mortgage loans-
Residential loans	$3,611,685	$2,569,630	$718,495	$1,697,395
Bulk residential loan purchases	—	—	—	207,494
Commercial loans	—	19,075	9,968	51,267
Mortgage-backed securities	818,299	1,074,215	909,599	160,073

Loans purchased	$4,429,984	$3,662,920	$1,638,062	$2,116,229

Securitizations:
Mortgage loans securitized into mortgage-backed securities held by the Bank	$76,947	$41,910	$3,543	$42,635

Sales:
Mortgage loans	$3,361,384	$2,736,379	$2,282,895	$762,070
Mortgage-backed securities	50,739	93,281	549,834	—

Loans sold	$3,412,123	$2,829,660	$2,832,729	$762,070

Loan Servicing for Other Institutions

The Corporation services substantially all of the mortgage loans that it originates and purchases (whether retained for the Bank’s portfolio or sold in the secondary market), thereby generating ongoing loan servicing fees. The Corporation also periodically purchases mortgage servicing rights. At December 31, 2002, the Corporation was servicing approximately 136,200 loans and participations for others with principal balances aggregating $11.5 billion, compared to 133,400 loans and participations for others with principal balances totaling $9.5 billion at December 31, 2001.

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

The Corporation receives fees for servicing mortgage loans for others, ranging generally from .18% to .57% per annum on the declining principal balances of the loans. The average service fee collected by the Corporation was .33%, .35%, .36% and .39%, respectively, for the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, and the fiscal year ended June 30, 2000. The Corporation’s servicing portfolio is subject to reduction primarily by reason of normal amortization and prepayment of outstanding mortgage loans. In general, the value of the Corporation’s loan servicing portfolio may also be adversely affected as mortgage interest rates decline and loan prepayments increase. It is expected that income generated from the Corporation’s loan servicing portfolio also will decline in such an environment. This negative effect on the Corporation’s income may be offset somewhat by a rise in origination and servicing fee income attributable to new loan originations, which historically have increased in periods of low mortgage interest rates. The weighted average mortgage loan note rate of the Corporation’s servicing portfolio at December 31, 2002, was 6.82% compared to 7.16% at December 31, 2001.

At December 31, 2002 and 2001, approximately 95.3% and 92.9%, respectively, of the Corporation’s mortgage servicing portfolio for other institutions was covered by servicing agreements pursuant to the mortgage-backed securities programs of GNMA, FNMA and FHLMC. Under these agreements, the Corporation may be required to advance funds temporarily to make scheduled payments of principal, interest, taxes or insurance if the borrower fails to make such payments. Although the Corporation cannot charge any interest on these advanced funds, the Corporation typically recovers the advances within a reasonable number of days upon receipt of the borrower’s payment, or in the absence of such payment, advances are recovered through FHA insurance, VA guarantees or FNMA or FHLMC reimbursement provisions in connection with loan foreclosures. During the years ended December 31, 2002 and 2001, the average amount of funds advanced by the Corporation pursuant to servicing agreements totaled approximately $4.3 million and $2.4 million, respectively.

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

Loan Commitments

At December 31, 2002, the Corporation had issued commitments totaling $1.4 billion, excluding the undisbursed portion of loans in process, to fund and purchase loans and to extend credit on consumer and commercial unused lines of credit. These commitments are generally expected to settle within three months following December 31, 2002. These outstanding loan commitments to extend credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. Additionally, mortgage loan commitments included in total commitments include loans in the process of approval for which the Corporation has rate lock commitments. The Corporation anticipates that normal amortization and prepayments of loan and mortgage-backed security principal will be sufficient to fund these loan commitments. See “MD&A — Liquidity and Capital Resources” under Item 7 of this Report.

Collection Procedures

If a borrower fails to make required payments on a loan, the Corporation generally will take immediate action to satisfy its claim against the security on the loan. If a delinquency cannot otherwise be cured, the Corporation records a notice of default and commences foreclosure proceedings. When a trustee sale is held, the Corporation generally acquires title to the property. The property may then be sold for cash or with financing conforming to normal loan requirements, or it may be sold or financed with a “loan to facilitate” involving terms more favorable to the borrower than those permitted by applicable regulations for new loans.

Asset Quality

Nonperforming Assets

Loans are reviewed on a regular basis and, except for first mortgage loans and credit cards, are placed on a nonaccruing status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on nonaccruing status is charged against interest income. Subsequent payments are generally first applied to interest income up to the amount charged off and then to the outstanding principal balance. First mortgage loans are placed on a nonaccruing status if four or more monthly payments are missed. Credit cards continue to accrue interest up to 120 days past due at which time the credit card balance plus accrued interest are charged off.

Real estate acquired by the Corporation as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. At foreclosure, such property is stated at the lower of cost or fair value, minus estimated costs to sell. Subsequent impairment losses are recorded when the carrying value exceeds the fair value minus estimated costs to sell the property.

In certain circumstances the Corporation does not immediately foreclose when a delinquency is not cured promptly, particularly when the borrower does not intend to abandon the collateral, since by not foreclosing the risk of ownership would still be retained by the borrower. The evaluation of borrowers and collateral may involve determining that the most economic way to reduce the Corporation’s risk of loss may be to allow the borrower to remain in possession of the property and to restructure the debt as a troubled debt restructuring. In these circumstances, the Corporation would strive to ensure that the borrower’s continued participation in and management of the collateral does not put the Corporation at further risk of loss. In situations in which the borrower is not performing under the restructured terms, foreclosure proceedings are commenced when legally allowable.

A troubled debt restructuring is a loan on which the Corporation, for reasons related to the debtor’s financial difficulties, grants a concession to the debtor, such as a reduction in the loan’s interest rate, a reduction in the face amount of the debt, or an extension of the maturity date of the loan, that the Corporation would not otherwise consider. A loan classified as a troubled debt restructuring may be reclassified as current if such loan has returned to a performing status at a market rate of interest for at least eight to twelve months, the loan-to-value ratio is 80.0% or less, the cash flows generated from the collateralized property support the loan amount subject to minimum debt service coverage as defined and overall applicable economic conditions are favorable. Such loan balances decreased to $1.5 million at December 31, 2002, compared to $3.1 million at December 31, 2001, and $4.3 million at December 31, 2000.

The Corporation’s nonperforming assets totaled $114.0 million at December 31, 2002, a decrease of $17.5 million, or 13.3%, compared to December 31, 2001. This decrease is due to decreases totaling $10.7 million in nonperforming loans, $5.2 million in real estate owned and $1.6 million in troubled debt restructurings. At December 31, 2001, nonperforming assets totaled $131.5 million, an increase of $17.7 million, or 15.6%, compared to December 31, 2000. This increase is the result of a net increase totaling $19.2 million in real estate owned partially offset by net decreases in troubled debt restructurings and nonperforming loans totaling $1.2 million and $299,000, respectively. At December 31, 2000, nonperforming assets totaled $113.8 million, an increase of $25.1 million, or 28.3% compared to June 30, 2000, primarily as a result of an increase of $29.9 million in nonperforming loans partially offset by decreases of $3.6 million in real estate owned and $1.1 million in troubled debt restructurings. For a discussion of the major components of the changes in nonperforming assets at December 31, 2002, compared to December 31, 2001, see “MD&A — Provision for Loan Losses” and “Real Estate Operations” under Item 7 of this Report.

The following table sets forth information with respect to the Corporation’s nonperforming assets as follows:

	December 31,			June 30,
	2002	2001	2000	2000	1999	1998
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis: (1)
Real estate—
Residential (2)	$46,394	$52,792	$68,978	$37,535	$49,061	$43,212
Commercial	17,890	23,423	4,446	2,550	12,220	1,369
Consumer and other loans	8,130	6,929	10,019	13,466	8,734	4,785

Total nonperforming loans	72,414	83,144	83,443	53,551	70,015	49,366

Real estate:
Commercial	2,550	8,762	10,198	12,862	8,880	8,945
Residential	37,458	36,446	15,824	16,803	14,384	8,821

Total	40,008	45,208	26,022	29,665	23,264	17,766

Troubled debt restructurings: (3)
Commercial	1,547	3,057	4,195	5,259	9,534	3,524
Residential	—	84	90	172	195	778

Total	1,547	3,141	4,285	5,431	9,729	4,302

Nonperforming assets	$113,969	$131,493	$113,750	$88,647	$103,008	$71,434

Nonperforming loans to total loans (4)	.82%	.96%	.91%	.50%	.73%	.62%
Nonperforming assets to total assets	.87%	1.02%	.91%	.64%	.81%	.69%
Allowance for loan losses	$106,291	$102,451	$83,439	$70,556	$80,419	$64,757
Allowance for loan losses to:
Total loans (4)	1.20%	1.18%	.91%	.66%	.84%	.81%
Total nonperforming assets	93.26%	77.91%	73.35%	79.59%	78.07%	90.65%
Total nonperforming loans	146.78%	123.22%	100.00%	131.75%	114.86%	131.18%
Nonresidential nonperforming assets	352.93%	242.94%	289.14%	206.68%	204.28%	347.73%

(1)	No interest income was recorded on loans contractually past due 90 days or more during the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, or during the fiscal years ended June 30, 2000, 1999 and 1998. Had these nonaccruing loans been current in accordance with their original terms and outstanding throughout this year or since origination, the Corporation would have recorded gross interest income on these loans totaling $6.5 million, $6.4 million, $5.3 million, $3.8 million, $4.2 million and $4.3 million, respectively, during the aforementioned periods.
(2)	Nonperforming residential real estate loans at December 31, 2001 and 2000, and June 30, 2000, have been restated due to a change in determining past due loans. During 2002, the Corporation changed its method of determining delinquent residential real estate loans to a method where the number of days past due are determined by the number of contractually delinquent loan payments. Previous to this change, the Corporation utilized a methodology where the loan system converted monthly loan payments missed on a loan to days past due. This change in determining these delinquent loans conforms the Corporation’s reporting with the Bank’s regulatory thrift financial reporting. This change in methods reduced nonperforming residential real estate loans previously reported by $10.7 million, $12.4 million and $11.5 million, respectively, at December 31, 2001 and 2000, and June 30, 2000. The June 30, 1999 and 1998, balances have not been restated.
(3)	During the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, and the fiscal years ended June 30, 2000, 1999 and 1998, the Corporation recognized interest income on loans classified as troubled debt restructurings aggregating $224,000, $236,000, $176,000, $430,000, $470,000 and $380,000, respectively, whereas under their original terms the Corporation would have recognized interest income of $255,000, $268,000, $194,000, $494,000, $526,000 and $499,000, respectively. At December 31, 2002, the Corporation had no commitments to lend additional funds to borrowers whose loans were subject to troubled debt restructuring.
(4)	Based on the total balance of loans receivable (before any adjustments for unamortized premiums net of discounts, undisbursed loan proceeds, deferred loan costs and allowance for loan losses) at the respective dates.

The geographic concentration of nonperforming loans as of the dates indicated was as follows:

	December 31,			June 30,
State	2002	2001	2000	2000	1999	1998
	(In Thousands)
Iowa	$9,716	$8,589	$11,367	$12,135	$6,111	$4,013
Oklahoma	9,622	2,440	3,000	2,070	3,568	3,178
Kansas	9,074	15,542	5,528	3,966	15,552	6,030
Nevada	6,650	10,122	23,932	1,656	1,651	1,198
Nebraska	3,525	5,028	2,999	2,140	2,455	2,595
Maryland	3,134	3,667	2,925	3,334	2,712	2,258
Florida	3,093	2,999	3,422	3,628	4,356	1,502
Colorado	2,242	5,527	1,725	1,712	2,646	4,065
Texas	2,058	2,236	1,304	1,524	1,378	2,028
Arizona	1,953	2,423	1,111	572	450	1,195
Alabama	1,939	2,075	1,741	1,145	863	1,307
Virginia	1,901	1,741	1,864	2,126	1,691	1,479
Ohio	1,852	1,986	2,651	2,271	1,818	722
Georgia	1,686	2,854	3,127	2,036	2,752	2,127
North Carolina	1,314	656	1,479	1,056	907	293
Missouri	1,296	1,841	1,433	900	3,241	1,944
Illinois	1,209	1,048	1,212	866	1,325	1,579
California	1,100	1,159	2,505	2,082	3,988	3,377
Pennsylvania	671	943	646	814	844	852
Minnesota	633	804	499	313	590	1,004
Michigan	527	442	471	497	725	310
Washington	473	830	588	509	690	182
Connecticut	365	1,013	432	253	605	752
New Jersey	361	556	934	972	1,414	1,277
New York	276	457	980	771	686	671
Other states	5,744	6,166	5,568	4,203	6,997	3,428

Nonperforming loans	$72,414	$83,144	$83,443	$53,551	$70,015	$49,366

Nonperforming loans at December 31, 2002, consisted of the following types and number of loans:

	Amount	Number of Loans
	(Dollars in Thousands)
Residential real estate loans	$43,939	750
Commercial real estate loans	15,306	40
Residential construction loans	2,243	10
Commercial construction loans	2,796	3
Consumer loans	4,820	467
Agricultural loans	1,865	23
Commercial and other operating loans	1,334	28
Small business loans	111	3

	$72,414	1,324

The geographic concentration of nonperforming real estate as of the dates indicated was as follows:

	December 31,			June 30,
State	2002	2001	2000	2000	1999	1998
	(In Thousands)
Nevada	$22,182	$21,892	$167	$333	$657	$138
Iowa	2,799	2,167	1,905	2,016	3,595	1,345
Missouri	2,427	4,593	4,147	8,725	4,811	465
Kansas	1,980	1,580	6,997	5,753	1,809	1,876
Nebraska	1,685	1,691	944	796	1,196	5,417
Illinois	1,465	1,539	1,955	2,179	2,069	373
Oklahoma	1,257	955	770	1,913	1,292	1,299
Georgia	694	1,051	451	386	301	140
Colorado	591	444	791	1,119	2,768	2,825
Florida	583	702	1,410	1,422	1,180	297
Arizona	462	4,417	401	171	582	—
Maryland	446	823	839	531	471	1,315
Ohio	345	706	967	550	678	—
Pennsylvania	199	336	79	126	377	111
Minnesota	89	78	99	163	627	456
New Jersey	80	21	269	102	122	317
Indiana	68	62	431	559	395	29
California	67	69	443	626	1,098	52
Texas	5	9	525	503	85	445
Other states	2,584	2,073	2,432	1,917	2,224	1,338
Reserves	—	—	—	(225)	(3,073)	(472)

Nonperforming real estate	$40,008	$45,208	$26,022	$29,665	$23,264	$17,766

At December 31, 2002, nonperforming real estate totaling $40.0 million (432 properties) consisted of residential real estate totaling $37.5 million (418 properties) or 93.6% of the total and commercial real estate totaling $2.5 million (14 properties). The real estate located in Nevada primarily consists of a residential master planned community property totaling $22.2 million at December 31, 2002. The Corporation continues to develop and manage this property while listing such property for sale.

Under the Corporation’s credit policies and practices, certain real estate loans meet the definition of impaired loans under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” and Statement of Financial Accounting Standards No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” A loan is considered impaired when it is probable that the Corporation, based upon current information, will not collect amounts due, both principal and interest, according to the contractual terms of the loan agreement. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. Certain loans are exempt from the provisions of the aforementioned accounting statements, including large groups of smaller-balance homogenous loans that are collectively evaluated for impairment which, for the Corporation, include one-to-four family first mortgage loans and consumer loans.

Loans reviewed for impairment by the Corporation are primarily commercial loans and loans modified in a troubled debt restructuring. The Corporation’s impaired loan identification and measurement processes are conducted in conjunction with the Corporation’s review of classified assets and adequacy of its allowance for possible loan losses. Specific factors utilized in the impaired loan identification process include, but are not limited to, delinquency status, loan-to-value ratio, debt coverage and certain other conditions pursuant to the

Corporation’s classification policy. At December 31, 2002, the Corporation had impaired loans totaling $13.3 million, net of specific reserves. Troubled debt restructurings totaling $1.1 million, net of specific reserves totaling $475,000, are classified as impaired loans and included in the table for nonperforming assets. At December 31, 2001, impaired loans totaled approximately $17.3 million.

Classification of Assets

Savings institutions are required to review their assets on a regular basis and, as warranted, classify them as “substandard,” “doubtful,” or “loss” as defined by OTS regulations. Adequate valuation allowances are required to be established for assets classified as substandard or doubtful. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. An asset which does not currently warrant classification as substandard but which possesses credit deficiencies or potential weaknesses deserving close attention is required to be designated as “special mention.” In addition, a savings institution is required to set aside adequate valuation allowances to the extent that any affiliate possesses assets which pose a risk to the savings institution. The OTS has the authority to approve, disapprove or modify any asset classification or any amount established as an allowance pursuant to such classification. The Corporation generally charges off the amount of loans classified as loss. At December 31, 2002, the Corporation had $75.3 million in assets classified as special mention, $146.6 million in assets classified as substandard, $3.6 million in assets classified as doubtful and no assets classified as loss. Substantially all nonperforming assets at December 31, 2002, are classified as substandard pursuant to applicable asset classification standards. Of the Corporation’s loans which were not classified at December 31, 2002, there were no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

Loan and Real Estate Review Policy

Management of the Corporation has the responsibility for establishing policies and procedures for the timely evaluation of the credit risk in the Corporation’s loan and real estate portfolios. Management is also responsible for the determination of all specific and estimated provisions for loan losses and impairments for real estate losses, taking into consideration a number of factors, including changes in the composition of the Corporation’s loan portfolio and real estate balances, current economic conditions, including real estate market conditions in the Corporation’s lending areas that may affect the borrower’s ability to make payments on loans, regular examinations by the Corporation’s credit review team of the quality of the overall loan and real estate portfolios, and regular review of specific problem loans and real estate.

Management also has the responsibility of ensuring timely charge-offs of loan and real estate balances, as appropriate, when general and economic conditions warrant a change in the value of these loans and real estate. To ensure that credit risk is properly and timely monitored, this responsibility has been delegated to a credit review team which consists of key personnel of the Corporation knowledgeable in the specific areas of loan and real estate valuation.

The objectives of the credit review team are:

•	to examine the risk of collectibility of the Corporation’s loans and the likelihood of liquidation of real estate and other assets and their book value,

•	to confirm problem assets at the earliest possible time,

•	to assure an adequate level of allowances for loan losses to cover identified and anticipated credit risks,

•	to monitor the Corporation’s compliance with established policies and procedures, and

•	to provide the Corporation’s management with information obtained through the asset review process.

Effective January 1, 2002, the Corporation amended its policy for calculating reserves on the loan portfolio by classifying the credit risk of the portfolio into eight categories compared to six at December 31, 2001. Classes one through four represent varying degrees of pass rated credits, or minimal credit risk. Classes five (special mention), six (substandard), seven (doubtful) and eight (loss), mirror regulatory definitions and are consistent between all commercial loan types. Also, due to the increase in the size of the small business loan portfolio, such loans have been broken out from consumer loans and are subject to new reserve percentages. These changes were designed to more accurately reflect the inherent risk in the Corporation’s loan portfolio and the current economic environment.

The credit review team analyzes all significant loans and real estate of the Corporation for appropriate levels of reserves on loans and impairment losses on real estate based on varying degrees of loan or real estate value weakness. These types of loans and real estate are assigned a credit risk rating as follows:

Credit Risk Rating Class	Credit Quality
One	Excellent
Two	Good
Three	Satisfactory
Four	Acceptable
Five	Special Mention
Six	Substandard
Seven	Doubtful
Eight	Loss

Loans with minimal credit risk (not adversely classified or with a credit risk rating of one to five) generally have reserves established on the basis of the Corporation’s historical loss experience and various other factors. Loans adversely classified (substandard, doubtful, loss or with a credit risk rating of six to eight) have greater levels of reserves established, including specific reserves if applicable, to recognize impairment in the value of loans. Impairment losses are recorded on real estate when the fair value less estimated selling costs of the property is less than the carrying value of the property.

It is management’s responsibility to maintain a reasonable allowance for loan losses applicable to all categories of loans through periodic charges to operations. Management employs a systematic methodology to determine the amount of specific allowances allocated to specific loans. Specific loans that are impaired, or any portion impaired, may be allocated a specific allowance equal to the amount of impairment or, instead of establishing a specific allowance, the impaired portion also may be 100% charged off when management determines such amount to be uncollectable. The estimated allowances established on each of the Corporation’s specific pools of outstanding loan portfolios is based on a minimum and maximum percentage range of the specific portfolios as follows:

Type of Loan and Status	Minimum Loan Loss Percentage	Maximum Loan Loss Percentage
Residential real estate loans:
Current	.15%	.25%
90 days delinquent (or classified substandard)	7.50	10.00
Commercial real estate loans:
Class 1—excellent	.25	.50
Class 2—good	.60	1.20
Class 3—satisfactory	.85	1.70
Class 4—acceptable	1.35	2.70
Class 5—special mention	5.00	10.00
Class 6—substandard	10.00	20.00
Class 7—doubtful	50.00	100.00
Class 8—loss	100.00	100.00

Type of Loan and Status	Minimum Loan Loss Percentage	Maximum Loan Loss Percentage
Construction loans:
Class 1—excellent	.30%	.60%
Class 2—good	.65	1.30
Class 3—satisfactory	.90	1.80
Class 4—acceptable	1.40	2.80
Class 5—special mention	5.00	10.00
Class 6—substandard	10.00	20.00
Class 7—doubtful	50.00	100.00
Class 8—loss	100.00	100.00
Commercial operating loans:
Class 1—excellent	.45	.90
Class 2—good	.80	1.60
Class 3—satisfactory	1.05	2.10
Class 4—acceptable	1.55	3.10
Class 5—special mention	5.00	10.00
Class 6—substandard	10.00	20.00
Class 7—doubtful	50.00	100.00
Class 8—loss	100.00	100.00
Agricultural loans:
Class 1—excellent	.55	1.10
Class 2—good	.90	1.80
Class 3—satisfactory	1.15	2.30
Class 4—acceptable	1.65	3.30
Class 5—special mention	5.00	10.00
Class 6—substandard	10.00	20.00
Class 7—doubtful	50.00	100.00
Class 8—loss	100.00	100.00
Consumer loans:
Current—auto	1.75	2.50
Current—indirect	2.75	3.50
Current—home equity	.75	1.50
Current—all other	2.75	3.50
Substandard and 90 days delinquent	20.00	30.00
120 days delinquent (unsecured balances of consumer loans 120 days delinquent are generally written off)	100.00	100.00
Small business loans:
Pass	2.00	4.00
Special mention	2.00	10.00
Substandard	30.00	50.00
Doubtful/loss	100.00	100.00
Credit card/taxsaver:
Current standard	4.00	5.00
Current taxsaver	.75	1.50
Substandard and 90 days delinquent	20.00	30.00
120 days delinquent (credit cards 120 days delinquent are generally written off)	100.00	100.00
Commercial leases:
Pass	2.00	4.00
Special mention	2.00	10.00
Substandard	30.00	50.00
Doubtful/loss	100.00	100.00

Allowance for Losses on Loans

The allowance for loan losses is based upon management’s continuous evaluation of the collectibility of outstanding loans which takes into consideration such factors as changes in the composition of the loan portfolio and economic and business conditions that may affect the borrower’s ability to pay, credit quality and delinquency trends, regular examinations by the Corporation’s credit review team of specific problem loans and of the overall portfolio quality and real estate market conditions in the Corporation’s lending areas.

Management determines the elements of the allowance through two methods. The first valuation process is the analysis of specific loans for individual impairment. This impairment is measured according to the provisions of Statements of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” and No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures.” Management applies specific monitoring policies and procedures that vary according to the relative risk profile and other characteristics of the loans within the various loan portfolios. Management completes periodic specific credit evaluations on commercial real estate, construction, commercial operating, and agricultural loans and loan relationships with committed balances in excess of $1.0 million. Management reviews these loans to assess the ability of the borrower to service all principal and interest obligations and, as a result, may adjust the risk grade accordingly and the corresponding classification. Loans and loan relationships in these portfolios which possess, in management’s estimation, potential or well defined weaknesses which could affect the full collection of the Corporation’s contractual principal and interest are evaluated under more stringent reporting and oversight procedures. These specific loans are classified as either special mention, substandard, doubtful or loss. The loans, or a portion of a loan, classified as loss are allocated a specific allowance equal to 100% of the amount of the loan, or such loan is charged off.

The second valuation process in determining the estimated allowance is based on minimum and maximum range percentages applied to each of the Corporation’s pools of outstanding loan portfolios. The Corporation’s residential, consumer and credit card portfolios are relatively homogenous. Generally, no single loan is individually significant in terms of its size or potential loss. Therefore, management reviews these portfolios by analyzing their performance as a specific pool against which management estimates an allowance for impairment. Management’s determination of the level of the reserve within the minimum and maximum percentages for these homogenous pools rests upon various judgments and assumptions used to determine the impairment related to the risk characteristics of the specific portfolio pools. The minimum and maximum range percentages are evaluated at least on a quarterly basis for appropriateness based on historical write-offs, delinquency trends, economic conditions and other factors.

The Corporation’s policy is to charge-off loans or portions thereof against the allowance for loan losses in the period in which loans or portions thereof are determined to be uncollectable. When the Corporation records charge-offs on these loans, it typically also begins the foreclosure process of taking possession of the real estate which served as collateral for such loans. A majority of the Corporation’s loans are collateralized by residential or commercial real estate. Therefore, the collectibility of such loans is susceptible to changes in prevailing real estate market conditions and other factors which can cause the fair value of the collateral to decline below the loan balance. Recoveries of loan charge-offs occur when the loan payments are received on the deficient loan in excess of the remaining recorded book balance of the loan. Upon foreclosure and conversion of the loan into real estate owned, the Corporation may realize income to real estate operations through the disposition of such real estate when the sale proceeds exceed the carrying value of the real estate.

Although management believes that the Corporation’s allowance for loan losses is adequate to reflect the risk inherent in its portfolios, there can be no assurance that the Corporation will not experience increases in its nonperforming assets, that it will not increase the level of its allowances in the future or that significant provisions for losses will not be required based on factors such as deterioration in market conditions, changes in borrowers’ financial conditions, delinquencies and defaults. In addition, regulatory agencies review the adequacy of the allowance for loan losses on a regular basis as an integral part of their examination process. Such agencies may require additions to the allowance based on their judgments of information available to them at the time of their examinations.

The following table sets forth the activity in the Bank’s allowance for loan losses for the periods as indicated:

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30,
	2002	2001		2000	1999	1998
	(Dollars in Thousands)
Allowance for loan losses at beginning of year	$102,451	$83,439	$70,556	$80,419	$64,757	$60,929
Loans charged-off:
Single-family residential	(4,743)	(2,405)	(909)	(1,874)	(2,542)	(2,838)
Multi-family residential and commercial real estate	(8,247)	(1,054)	(2,564)	(1,938)	(71)	—
Consumer and other	(19,703)	(21,615)	(13,435)	(20,350)	(13,147)	(11,319)

Loans charged-off	(32,693)	(25,074)	(16,908)	(24,162)	(15,760)	(14,157)

Recoveries:
Single-family residential	—	6	9	81	210	254
Multi-family residential and commercial real estate	60	—	—	5	—	2,822
Consumer and other	5,615	5,312	2,539	5,747	3,464	1,740

Recoveries	5,675	5,318	2,548	5,833	3,674	4,816

Net loans charged-off	(27,018)	(19,756)	(14,360)	(18,329)	(12,086)	(9,341)
Provision charged to operations	31,002	38,945	27,854	13,760	12,400	13,853
Activity of combining companies to convert to June 30 fiscal year	—	—	—	—	—	390
Allowances acquired in acquisitions	—	—	—	—	17,307	1,273
Change in estimate of allowance for bulk purchased loans	(144)	(172)	(87)	(5,294)	(1,959)	(2,324)
Charge-off to allowance for bulk purchased loans	—	—	(28)	—	—	(23)
Charge-off to allowance on sale of securitized loans	—	(5)	(496)	—	—	—

Allowance for loan losses at end of year	$106,291	$102,451	$83,439	$70,556	$80,419	$64,757

Ratio of net loans charged-off to average loans outstanding during the period	.31%	.22%	.14%	.19%	.14%	.12%

Average balance of outstanding loans	$8,638,609	$8,782,321	$10,257,240	$9,798,198	$8,933,834	$7,629,067

Activity and balances for allowance for losses established on loans held for sale are included above.

Investment Activities

Management believes that the Bank’s procedures for managing liquidity are sufficient to ensure its safe and sound operation. The Corporation’s management objective is to invest primarily in short-term liquid assets so as to maintain liquidity at a level sufficient to assure adequate funds, taking into account anticipated cash flows and available sources of credit, to allow future flexibility to meet withdrawal requests, to fund loan commitments, to maximize income while protecting against credit risks and to manage the repricing characteristics of the Corporation’s assets and liabilities. Such liquid funds are managed in an effort to produce the highest yield consistent with maintaining safety of principal. The relative size and mix of investment securities in the Corporation’s portfolio are based on management’s judgment compared to the yields and maturities available on other investment securities. The Corporation emphasizes low credit risk in selecting investment options.

The following table sets forth the carrying value of the Corporation’s investment securities and short-term cash investments as of the dates indicated as follows:

	December 31,			June 30, 2000
	2002	2001	2000
	(In Thousands)
U.S. Treasury and other Government agency obligations	$882,017	$848,131	$534,502	$894,099
Obligations of states and political subdivisions	228,648	179,593	141,363	51,646
Other debt securities	185,385	122,621	95,272	47,422

Total investment securities	1,296,050	1,150,345	771,137	993,167
Interest-earning cash on deposit and federal funds	505	590	1,283	1,086

Total investments	$1,296,555	$1,150,935	$772,420	$994,253

The following table sets forth the scheduled maturities, amortized cost, market values and weighted average yields for the Corporation’s investment securities at December 31, 2002:

	One Year or Less		Over One Within Five Years		Over Five Within Ten Years		More Than Ten Years		Total
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Market Value	Average Yield
	(Dollars in Thousands)
U.S. Treasury and other Government agency obligations	$—	—%	$114,256	5.30%	$650,876	4.61%	$68,810	1.94%	$833,942	$882,017	4.50%
States and political subdivisions	1,185	5.22	16,174	6.09	15,916	4.87	182,365	4.85	215,640	228,648	4.94
Other debt securities	—	—	45,133	5.98	23,183	6.43	110,797	3.56	179,113	185,385	4.58

Total	$1,185	5.22%	$175,563	5.55%	$689,975	4.68%	$361,972	3.92%	$1,228,695	$1,296,050	4.61%

For further information regarding the Corporation’s investment securities, see Note 2 “Investment Securities” to the Consolidated Financial Statements under Item 8 of this Report.

Sources of Funds

General

Deposits have historically been the major source of the Corporation’s funds for lending and other investment purposes. In addition to deposits, the Corporation derives funds from principal and interest repayments on loans and mortgage-backed securities, sales of loans, FHLB advances, prepayment and maturity of investment securities, and other borrowings. At December 31, 2002, deposits made up 54.1% of total interest-bearing liabilities compared to 54.0% at December 31, 2001, and 67.3% at December 31, 2000. Deposit levels are significantly influenced by general interest rates, economic conditions and competition. Other borrowings, primarily FHLB advances, are utilized to compensate for any decreases in the normal or expected inflow of deposits.

Deposits

The Corporation’s deposit strategy is to emphasize acquisition and retention of consumer and commercial deposits acquired through the retail branch network. Deposits are acquired through extensive marketing and advertising efforts and product promotion, such as offering a variety of checking accounts and deposit programs to satisfy customer needs. The Corporation has increased its non-interest bearing checking accounts and plans to increase such non-interest checking accounts in the future. In addition, the Corporation intends to continue pricing its certificates of deposit products at rates that minimize the Corporation’s total costs of funds while still allowing the Corporation to retain the customer deposit and the overall customer relationship. The competition for certificates of deposit is very strong in a market of shrinking funds as individuals continually seek the most attractive investment alternatives available. Rates on deposits are priced based on the competitive environment, what is considered necessary in order to retain the customer deposit and relationship, and other investment opportunities available to the customers. In addition, rates on deposits are based upon the Corporation’s desire to control the flow of funds in its deposit accounts according to its business objectives and the cost of alternative sources of funds.

The Corporation’s core deposits (checking accounts, money market accounts and savings accounts) increased $150.7 million to $3.6 billion at December 31, 2002, compared to $3.4 billion at December 31, 2001. Non-interest bearing checking accounts totaled $974.5 million at December 31, 2002, compared to $699.9 million at December 31, 2001.

Fixed-term, fixed-rate certificates of deposit at December 31, 2002, represented 44.2% (or $2.8 billion) of total deposits compared to 46.2% (or $3.0 billion) of total deposits at December 31, 2001. The Corporation offers certificate accounts with terms ranging from one month to 120 months. The net decrease totaling $108.2 million in certificates of deposits comparing December 31, 2002, to December 31, 2001, is due primarily to the Corporation’s planned run-off of higher costing certificates of deposit accounts from single service customer households according to the Corporation’s business plan. In addition, the sale of four branches in Minnesota during 2002 contributed to the decline in certificate of deposit balances.

For additional information on the Corporation’s deposits, see Note 11 “Deposits” to the Consolidated Financial Statements under Item 8 of this Report.

The following table sets forth the balances and percentages of the various types of deposits offered by the Corporation at the dates indicated and the change in the amount of deposits between such dates:

	December 31, 2002			December 31, 2001			December 31, 2000			June 30, 2000
	Amount	% of Deposits	Increase (Decrease)	Amount	% of Deposits	Increase (Decrease)	Amount	% of Deposits	Increase (Decrease)	Amount	% of Deposits
	(Dollars in Thousands)

Savings accounts	$1,618,593	25.1%	$(321,003)	$1,939,596	30.3%	$78,522	$1,861,074	24.2%	$285,694	$1,575,380	21.5%
Checking accounts	1,469,330	22.8	270,684	1,198,646	18.7	132,676	1,065,970	13.8	37,330	1,028,640	14.0
Money market accounts	505,679	7.9	201,059	304,620	4.8	(77,724)	382,344	5.0	(148,973)	531,317	7.3
Certificates of deposit	2,845,439	44.2	(108,221)	2,953,660	46.2	(1,431,438)	4,385,098	57.0	189,935	4,195,163	57.2

Total deposits	$6,439,041	100.0%	$42,519	$6,396,522	100.0%	$(1,297,964)	$7,694,486	100.0%	$363,986	$7,330,500	100.0%

The following table shows the composition of average deposit balances and average rates for the periods as indicated:

	Year Ended December 31,				Six Months Ended December 31, 2000		Year Ended June 30, 2000
	2002		2001
	Average Balance	Avg. Rate	Average Balance	Avg. Rate	Average Balance	Avg. Rate	Average Balance	Avg. Rate
	(Dollars in Thousands)

Savings accounts (1)	$1,802,558	4.32%	$1,958,022	4.73%	$1,703,299	5.34%	$1,320,996	4.48%
Checking accounts	1,278,541.11		1,119,219.37		1,031,255.61		1,041,483.71
Money market acounts	314,243	1.32	335,798	2.77	448,043	3.82	774,660	4.01
Certificates of deposit	2,862,960	3.36	3,709,030	5.51	4,283,327	5.88	4,295,975	5.31

Average deposit accounts (2)	$6,258,302	2.87%	$7,122,069	4.36%	$7,465,924	4.90%	$7,433,114	4.38%

(1)	The average rate is affected by interest expense on interest rate swap agreements totaling $50.4 million, $28.1 million, $1.0 million and $2.9 million for the respective periods.
(2)	The average balances reflect the sales of deposits totaling $25.3 million, $446.3 million, $30.2 million and $10.4 million for the respective periods pursuant to branch divestiture initiatives.

The following table sets forth the Corporation’s certificates of deposit (fixed maturities) classified by rates at the periods as indicated:

	December 31,			June 30, 2000
Rate	2002	2001	2000
	(In Thousands)

Less than 2.00%	$672,486	$45,207	$1,968	$—
2.00%—2.99%	986,701	562,840	78	7,685
3.00%—3.99%	705,000	537,808	6,119	6,740
4.00%—4.99%	418,350	825,086	583,156	771,419
5.00%—5.99%	55,487	611,563	1,251,274	2,007,819
6.00%—6.99%	5,681	257,613	2,313,213	1,328,741
7.00% and over	1,734	113,543	229,290	72,759

Certificates of deposit	$2,845,439	$2,953,660	$4,385,098	$4,195,163

The following table presents the outstanding amount of certificates of deposit in amounts of $100,000 or more by time remaining until maturity at the periods as indicated:

	December 31,			June 30, 2000
Maturity Period	2002	2001	2000
	(In Thousands)

Three months or less	$180,134	$256,828	$353,172	$208,258
Over three through six months	196,738	69,244	222,913	117,680
Over six through twelve months	183,690	87,912	279,053	254,141
Over twelve months	99,868	70,136	61,388	113,341

Total	$660,430	$484,120	$916,526	$693,420

Borrowings

The Corporation has also relied upon other borrowings, primarily advances from the FHLB, as additional sources of funds. The maximum amount of FHLB advances which the FHLB will advance for purposes other than meeting deposit withdrawals fluctuates from time to time in accordance with federal regulatory policies. The Corporation is required to maintain an investment in FHLB stock in an amount equal to the greater of 1.0% of the aggregate unpaid loan principal of the Corporation’s loans secured by home mortgage loans, home purchase contracts and similar obligations, or 5.0% of advances from the FHLB to the Corporation. The Corporation is also required to pledge such stock as collateral for FHLB advances. In addition to this collateral requirement, the Corporation is required to pledge additional collateral which may be unencumbered whole residential first mortgage loans with an aggregate unpaid principal amount equal to 158.0% of the Corporation’s total outstanding FHLB advances. Alternatively, the Corporation can pledge 90.0% of the market value of U.S. government or U.S. government agency guaranteed securities, including mortgage-backed securities, as collateral for the outstanding FHLB advances. Pursuant to these requirements, as of December 31, 2002, the Corporation had pledged $4.7 billion of its real estate loans and $691.7 million of its mortgage backed securities and held FHLB stock totaling $283.2 million.

At December 31, 2002, the Corporation had advances totaling $4.8 billion from the FHLB at interest rates ranging from 1.35% to 7.69% and at a weighted average rate of 4.66%. At December 31, 2001, and December 31, 2000, such advances from the FHLB totaled $4.9 billion and $3.6 billion, respectively, at weighted average rates of 4.76% and 6.41%. Fixed-rate advances totaling $1.7 billion at December 31, 2002, with a weighted average rate of 5.29% are convertible into adjustable-rate advances at the option of the FHLB with call dates ranging from January 2003 to March 2003. Such convertible advances all have scheduled maturities due over five years. See Note 14 “Derivative Financial Instruments” to the Consolidated Financial Statements under Item 8 of this Report for additional information relating to the Corporation’s hedging strategies for the management of interest rate risk involving FHLB advances.

Set forth below is certain information relating to the Corporation’s FHLB advances and securities sold under agreements to repurchase at the dates and for the periods indicated:

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
	(Dollars in Thousands)
FHLB Advances:
Balance at end of year	$4,848,997	$4,939,056	$3,565,465	$5,049,582
Maximum month-end balance	$5,508,180	$4,928,075	$5,180,560	$5,049,582
Average balance	$5,204,501	$4,265,468	$4,883,700	$4,373,510
Weighted average interest rate during the year	4.68%	5.49%	6.10%	5.51%
Weighted average interest rate at end of year	4.66%	4.76%	6.41%	5.98%

Repurchase Agreements:
Balance at end of year	$400,446	$201,912	$6,905	$33,379
Maximum month-end balance	$402,228	$201,912	$33,411	$132,432
Average balance	$353,977	$82,215	$18,692	$69,763
Weighted average interest rate during the year	3.93%	5.32%	4.98%	5.62%
Weighted average interest rate at end of year	3.30%	4.30%	4.91%	4.99%

For additional information on the Corporation’s FHLB advances, securities sold under agreements to repurchase and other borrowings, see Note 12 “Advances from the Federal Home Bank” and Note 13 “Other Borrowings” to the Consolidated Financial Statements under Item 8 of this Report.

Customer Services

Retail management aggressively markets the Corporation’s various checking and loan products since these are the principal entry points for consumers seeking a banking relationship. The Corporation’s primary goal is to become the new customer’s primary bank so that the opportunity is there immediately and over time to cross-sell the Corporation’s numerous services to develop profitable household relationships. Accordingly, management continues to update the data processing equipment within the branch operations to provide a cost-effective and efficient delivery of services to the Corporation’s customers. Management has also been proactive in the implementation of new consumer-oriented technologies, including online banking and bill-paying through the Corporation’s web site at www.comfedbank.com. Management continues to strive to provide customers with the ability to bank when, where and how they choose. The Corporation utilizes a full-service cash management program to further develop the Corporation’s commercial banking relationships. The Corporation utilizes an internet-based cash management tool providing business owners access to full-service electronic banking. Services of this program, among others, include funds transfer, debit of consumer accounts, electronic payment of vendors, payroll direct deposits and wire transfers. In addition to online banking, the Corporation offers customers the ability to bank in person at our free-standing branch offices and supermarket locations, many of which offer extended weekday and weekend hours; by telephone, utilizing our 24-hour AccessNow automated customer service system tied to extended-hour operator availability; and by ATMs through the Corporation’s proprietary network and links to other national and international ATM services.

Subsidiaries

The Bank is permitted to invest an amount equal to 2.0% of its consolidated regulatory assets in capital stock and secured and unsecured loans in its service corporations, and an amount equal to an additional 1.0% of its consolidated regulatory assets when such additional investment is used for community development purposes. In addition, federal savings institutions meeting regulatory capital requirements and certain other tests may invest up to 50.0% of their regulatory core capital in conforming first mortgage loans to service corporations. Under such limitations, at December 31, 2002, the Bank was allowed to invest up to $383.7 million in the stock of, or loans to, service corporations (based upon the 3.0% limitation). As of December 31, 2002, the Bank’s investment in capital stock in its service corporations and their wholly-owned subsidiaries was $8.4 million.

Regulatory capital standards also contain a provision requiring that in determining capital compliance all savings associations must deduct from capital the amount of all post-April 12, 1989, investments in and extensions of credit to subsidiaries engaged in activities not permissible for national banks. Currently, the Bank has two subsidiaries (Commercial Federal Service Corporation and First Savings Investment Corporation) engaged in activities not permissible for national banks. Investments in such subsidiaries must be 100% deducted from capital. See “Regulation — Regulatory Capital Requirements.” At December 31, 2002, the total investment in such subsidiaries was $8.8 million which was deducted from capital. Capital deductions are not required for investment in subsidiaries engaged in non-national bank activities as agent for customers rather than as principal, subsidiaries engaged solely in mortgage banking activities, and certain other exempted subsidiaries.

The Bank is also required to give the FDIC and the Director of the OTS 30 days prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. Both the FDIC and the Director of the OTS have authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution.

At December 31, 2002, the Bank had eleven wholly-owned subsidiaries, four of which own and operate certain real estate properties of the Bank. With the exception of the two real estate subsidiaries discussed above, these subsidiaries are classified as service corporations and are considered engaged in permissible activities therefore not requiring deductions from capital. Descriptions of the principal active subsidiaries of the Bank follow.

See Exhibit 21 “Subsidiaries of the Corporation” herein for a complete listing of all subsidiaries of the Corporation.

Commercial Federal Mortgage Corporation (“CFMC”)

Effective October 1, 2002, CFMC, the Bank’s wholly-owned full-service mortgage banking subsidiary, was dissolved. All real estate lending, secondary marketing, mortgage servicing and foreclosure activities are now conducted through the Bank. This dissolution had no effect on the Corporation’s financial position, liquidity or results of operations.

Commercial Federal Investment Services, Inc. (“CFIS”)

CFIS offers customers discount brokerage services in 48 of the Bank’s branch offices. CFIS provides investment advice and access to all major stock, bond, mutual fund, and option markets through a third party registered broker-dealer, who provides all support functions either independently or through affiliates.

Commercial Federal Insurance Corporation (“CFIC”)

CFIC serves as a full-service independent insurance agency, offering a full line of homeowners, commercial (including property and casualty), health, auto and life insurance products. Additionally, a wholly-owned subsidiary of CFIC provides reinsurance on credit life and disability policies written by an unaffiliated carrier for consumer loan borrowers of the Corporation.

Commercial Federal Service Corporation (“CFSC”)

CFSC was formed primarily to develop and manage real estate, principally apartment complexes located in eastern Nebraska, directly and through a number of limited partnerships. Subsidiaries of CFSC act as general partner and syndicator in many of the limited partnerships. Under the capital regulations previously discussed, the Bank’s investments in and loans to CFSC are fully excluded from regulatory capital. See “Regulation — Regulatory Capital Requirements.”

REIT Holding Company (“REIT”)

The real estate investment trust was formed to hold mortgage loan participation interests. All earnings from the REIT are derived from loan participation interests acquired from the Bank.

Employees

At December 31, 2002, the Corporation and its wholly-owned subsidiaries had approximately 2,800 employees. The Corporation provides its employees with a comprehensive benefit program, including major medical insurance, dental insurance, life and accidental death and dismemberment insurance, short and long-term disability coverage and a 401(k) plan. The Corporation also offers a tuition reimbursement program, an employee assistance program and discounts on loan rates and fees to its employees who qualify based on term of employment (except that no preferential rates or terms are offered to executive officers and senior management). The Corporation considers its employee relations to be good.

Competition

The Corporation faces strong competition in the attraction of deposits and in the origination of real estate, consumer and commercial loans. Its most direct competition for savings deposits has come historically from commercial banks and from thrift institutions located in its primary market areas. The Corporation’s primary market area for savings deposits includes Colorado, Iowa, Nebraska, Kansas, Oklahoma, Missouri and Arizona and, for loan originations, includes Colorado, Iowa, Nebraska, Kansas, Oklahoma, Missouri, Arizona and Las Vegas, Nevada (primarily residential construction lending). Management believes that the Corporation’s extensive branch network enables the Corporation to compete effectively for deposits and loans against other financial institutions. The Corporation has been able to attract savings deposits primarily by offering depositors a wide variety of deposit accounts, convenient branch locations, a full range of financial services and competitive rates of interest.

The Corporation’s competition for real estate, consumer and commercial loans comes principally from other thrift institutions, mortgage banking companies, commercial banks, insurance companies and other institutional lenders. The Corporation competes for loans principally through the efficiency and quality of the service provided to borrowers and the interest rates and loan fees charged.

Regulation

General

The Bank must comply with various regulations of both the OTS and the FDIC. The Bank’s lending activities and other investments must comply with federal statutory and regulatory requirements. The Bank must also comply with the reserve requirements of the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of the SAIF and depositors. Both the OTS and the FDIC have extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the establishment of adequate allowance for loan losses. The OTS regularly examines the Bank and prepares reports to the Board of Directors of the Bank regarding any deficiencies. The Bank must also file reports with the OTS and the FDIC concerning its activities and financial condition and must obtain regulatory approval before engaging in certain transactions.

As a savings and loan holding company, the Corporation is also subject to the OTS’s regulation, examination, supervision and reporting requirements. In addition, since the Corporation’s common stock is registered under the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”), the Corporation is subject to regulation by the Securities and Exchange Commission (the “SEC”) under the federal securities laws and must comply with the Exchange Act information, proxy solicitation, insider trading restrictions and other requirements. Certain of these regulatory requirements are referred to within this “Regulation” section or appear elsewhere in this Report.

The Gramm-Leach-Bliley Act

On November 12, 1999, the Gramm-Leach-Bliley Act (the “GLB Act”) was signed into law. Effective March 11, 2000, the GLB Act authorized affiliations between banking, securities and insurance firms and authorized bank holding companies and national banks to engage in a variety of new financial activities. The GLB Act, however, prohibits future affiliations between existing unitary savings and loan holding companies, like the Corporation, and firms that are engaged in commercial activities and prohibits the formation of new unitary holding companies.

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

The GLB Act imposes certain burdens on the Corporation’s operations. From a competitive environment perspective, the GLB Act reduces the range of companies with which the Corporation may affiliate, although the GLB Act may facilitate affiliations with companies in the financial services industry.

Regulatory Capital Requirements

At December 31, 2002, the Bank exceeded all minimum regulatory capital requirements mandated by the OTS. The following table sets forth information relating to the Bank’s regulatory capital compliance at December 31, 2002:

	Actual	Requirement		Excess
	(Dollars in Thousands)
Bank’s stockholder’s equity	$833,474
Add accumulated losses on certain available for sale securities and cash flow hedges, net	103,422
Less intangible assets	(185,082)
Less investments in non-includable subsidiaries	(8,766)

Tangible capital	$743,048

Tangible capital to adjusted assets (1)	5.81%	1.50%		4.31%

Tangible capital	$743,048
Plus certain restricted amounts of other intangible assets	1,413
Less disallowed portion of mortgage servicing rights	(9,591)

Core capital (Tier 1 capital)	$734,870

Core capital to adjusted assets (2)	5.75%	3.00	%(3)	2.75%

Core capital	$734,870
Less equity investments and other assets required to be deducted	(13,286)
Plus qualifying subordinated debt	50,000
Plus qualifying loan loss allowances	99,824

Risk-based capital (Total capital)	$871,408

Risk-based capital to risk-weighted assets (4)	10.92%	8.00%		2.92%

(1)	Based on adjusted total assets totaling $12,795,343.
(2)	Based on adjusted total assets totaling $12,787,164.
(3)	This is the minimum percentage requirement for institutions that are not anticipating or experiencing significant growth and have well-diversified risks, including minimal interest rate risk exposure, excellent asset quality, high liquidity and stable and sufficient earnings. For all other institutions the minimum required ratio is 4.00%.
(4)	Based on risk-weighted assets totaling $7,982,964.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five regulatory capital categories: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized; and authorized banking regulatory agencies to take prompt corrective action with respect to institutions in the three undercapitalized categories. These corrective actions become increasingly more stringent as an institution’s regulatory capital declines. At December 31, 2002, the Bank exceeded the minimum requirements for the well-capitalized category as shown in the following table:

	Tier 1 Capital to Adjusted Total Assets	Tier 1 Capital to Risk-Weighted Assets	Total Capital to Risk-Weighted Assets
Percentage of adjusted assets	5.75%	9.21%	10.92%
Minimum requirements to be classified well-capitalized	5.00%	6.00%	10.00%

Under OTS capital regulations, the Bank must maintain “tangible” capital equal to 1.5% of adjusted total assets, “core” or “Tier 1” capital equal to 3.0% of adjusted total assets (4.0% for institutions other than the most highly rated institutions) and “total” or “risk-based” capital (a combination of core and “supplementary” capital)

equal to 8.0% of risk-weighted assets. In addition, the OTS can impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated a Composite 1 under the regulatory CAMELS examination rating system).

Tangible capital is defined as common shareholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries and certain nonwithdrawable accounts and pledged deposits, less intangible assets, non-mortgage servicing assets, and credit-enhancing interest-only strips above the amount that may be included in core capital. Tangible capital is increased by any accumulated net losses on certain available-for-sale securities and cash flow hedges, net of income taxes. These losses, classified in the Bank’s total stockholder’s equity under the caption “accumulated other comprehensive loss, net” totaled $103.4 million at December 31, 2002. Tangible capital is also reduced by an amount equal to the savings association’s debt and equity investments in subsidiaries engaged in activities not permissible for national banks. At December 31, 2002, the Bank had approximately $8.8 million of debt and equity invested in two subsidiaries which are engaged in activities not permissible for national banks that was deducted from capital. See “Business — Subsidiaries.”

Core capital consists of tangible capital plus restricted amounts of certain grandfathered intangible assets, purchased credit card relationships and mortgage and non-mortgage servicing rights. The Bank’s core capital totaling $734.9 million at December 31, 2002, includes $1.4 million of restricted amounts of certain intangible assets (core value of deposits) reduced by $9.6 million for the disallowed portion of mortgage servicing rights.

Risk-based capital is comprised of core capital and supplementary capital. Supplementary capital consists of certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the Bank’s loan loss allowances. The portion of the allowances for loan losses includable in supplementary capital is limited to 1.25% of risk-weighted assets and totaled $99.8 million at December 31, 2002. Qualifying subordinated debt is included in supplementary capital and totaled $50.0 million at December 31, 2002. Supplementary capital at December 31, 2002, was required to be reduced by the amount of land the Bank acquired for investment purposes. Therefore, a total of $13.3 million in real estate held for investment was required to be deducted at December 31, 2002, is determining risk-based capital.

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

The OTS requires savings institutions with more than a “normal” level of interest rate risk to maintain additional total capital. A savings institution with a greater than normal interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the “interest rate risk component”) equal to one-half the difference between the institution’s measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets. The Bank has determined that, on the basis of current financial data, it will not be deemed to have more than a normal level of interest rate risk under the rule and therefore will not be required to increase its total capital as a result of the rule.

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

As a member of the FHLB of Topeka, the Bank must purchase and maintain shares of capital stock in the FHLB of Topeka in an amount at least equal to the greater of:

•	1.0% of the Bank’s aggregate unpaid principal of its residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year; or

•	5.0% of its then outstanding advances (borrowings) from the FHLB.

The Bank was in compliance with this requirement at December 31, 2002, with an investment in FHLB stock totaling $283.2 million.

Liquidity Requirements

The OTS issued a final rule effective July 18, 2001, whereby savings associations are only required to maintain sufficient liquidity to ensure their safe and sound operation. Management believes that the Bank’s procedures for managing liquidity are sufficient to ensure the Bank’s safe and sound operations.

Qualified Thrift Lender Test

Savings institutions like the Bank are required to satisfy a qualified thrift lender (“QTL”) test. To meet the QTL test, the Bank must maintain at least 65.0% of its portfolio assets (total assets less intangible assets, property the Bank uses in conducting its business and liquid assets in an amount not exceeding 20.0% of total assets) in “Qualified Thrift Investments.” Qualified Thrift Investments consist primarily of residential mortgage loans and mortgage-backed securities and other securities related to domestic, residential real estate or manufactured housing. The shares of stock the Bank owns in the FHLB of Topeka also qualify as Qualified Thrift Investments as do loans for educational purposes, loans to small businesses and loans made through credit cards or credit card accounts. Certain other types of assets also qualify as Qualified Thrift Investments subject to an aggregate limit of 20.0% of portfolio assets.

If the Bank satisfies the test, it will continue to enjoy full borrowing privileges from the FHLB of Topeka. If it does not satisfy the test it may lose it borrowing privileges and be subject to activities and branching restrictions applicable to national banks. Compliance with the QTL test is measured on a monthly basis and the Bank must meet the test in nine out of every 12 months. As of December 31, 2002, the Bank was in compliance with the QTL test with approximately 71.81% of the Bank’s portfolio assets invested in Qualified Thrift Investments.

Restrictions on Capital Distributions

The OTS limits the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution must submit notice to the OTS prior to making a capital distribution if:

•	the association does not qualify for expedited treatment under OTS application processing regulations,

•	it would not be well capitalized after the distribution,

•	the distribution would result in the retirement of any of the association’s common or preferred stock or debt counted as its regulatory capital, or

•	the association is a subsidiary of a holding company.

A savings association must file an application to the OTS and obtain its approval prior to paying a capital distribution if:

•	the association does not qualify for expedited treatment under OTS application processing regulations,

•	the association would not be adequately capitalized following the distribution,

•	the association’s total distributions for the calendar year exceeds the association’s net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or

•	the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS.

The Bank is currently required to file an application to the OTS prior to paying a capital distribution. During calendar year 2002 the Bank recorded net income of approximately $114.8 million and made capital distributions totaling $85.0 million. Total distributions exceeded the Bank’s retained net income for calendar year 2002 plus the preceding two years (the “retained net income standard”) by $219.9 million. Despite the above authority, the OTS may prohibit any savings institution from making a capital distribution if the OTS determined that the distribution constituted an unsafe or unsound practice. Furthermore, under the OTS’s prompt corrective action regulations the Bank would be prohibited from making any capital distributions if, after making the distribution, the Bank would not satisfy its minimum capital requirements.

Deposit Insurance

The SAIF insures the Bank’s deposit accounts up to applicable regulatory limits. The Bank also has a portion of deposits (approximately 14%) acquired from acquisitions that are insured by the BIF. The FDIC establishes an assessment rate for deposit insurance premiums which protects the insurance fund and considers the fund’s operating expenses, case resolution expenditures, income and effect of the assessment rate on the earnings and capital of SAIF members. The SAIF assessment is based on the capital adequacy and supervisory rating of the institution and is assigned by the FDIC.

The FDIC’s assessment schedule for SAIF deposit insurance mandates the assessment rate for well-capitalized institutions. Institutions with the highest supervisory ratings are assessed at a zero rate and institutions in the lower risk classification are assessed at the rate of .27% of insured deposits. In addition, all institutions are required to pay assessments to help fund interest payments on certain bonds issued by the Financing Corporation. The Financing Corporation assessment rate is reset quarterly. The rates for each of the respective quarters during 2002 (annualized) were 1.82 basis points, 1.76 basis points, 1.72 basis points and 1.70 basis points, respectively.

Transactions with Related Parties

Generally, transactions between the Bank and any of its affiliates must comply with Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder as interpreted by the OTS. Section 23A limits the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0% of such capital stock and surplus. Savings institutions are also prohibited from making loans to any affiliate that is not engaged in activities permissible to bank holding companies. Section 23B requires that such transactions be on terms as substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. An affiliate of a savings institution is any company or entity that controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Corporation) and any companies that are controlled by such parent holding company are affiliates of the savings institution.

Loans to Executive Officers, Directors and Principal Stockholders

Savings institutions are also subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10.0% stockholder of a savings institution and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution’s loans-to-one-borrower limit (generally equal to 15.0% of the institution’s unimpaired capital and surplus). Section 22(h) also prohibits the making of loans above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10.0% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5.0% of capital and surplus (up to $500,000). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

Savings institutions must also comply with Section 22(g) of the Federal Reserve Act and Regulation O on loans to executive officers and the restrictions of 12 U.S.C. Section 1972 on certain tying arrangements and extensions of credit by correspondent banks. Pursuant to Section 22(g) of the Federal Reserve Act, the institution’s board of directors must approve loans to executive officers, directors and principal shareholders of the institution. Section 1972 also prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions. Section 1972 also prohibits extensions of credit to executive officers, directors, and greater than 10.0% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

Federal Reserve System

Pursuant to current regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3.0% on transaction account balances over $6.0 million and up to $42.1 million, plus 10.0% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2002, the Bank met its reserve requirements.

The USA PATRIOT Act

In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•	Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that includes, at a minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•	Section 326 authorizes the Secretary of the Department of the Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

•	Section 312 requires financial institutions that establish, maintain, administer or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•	A prohibition against establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and certain record keeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

Savings and Loan Holding Company Regulation

The Corporation is a registered savings and loan holding company. As such, it is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Corporation and any affiliates.

Activities Restrictions

Since the Corporation only owns one thrift institution, it is classified as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity that constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose restrictions to address such risk. If the Corporation were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Corporation would become a multiple savings and loan holding company. In addition, if the Bank fails to meet the QTL test, then the Corporation would also become subject to the activity restrictions applicable to multiple holding companies. A multiple savings and loan holding company may only engage in the following activities:

•	furnishing or performing management services for a subsidiary savings institution;

•	conducting an insurance agency or escrow business;

•	holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution;

•	holding or managing properties used or occupied by a subsidiary savings institution;

•	acting as trustee under deeds of trust;

•	those activities authorized by regulation as of March 5, 1987, to be engaged in by multiple holding companies; or

•	those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities.

The Corporation would also have to register as a bank holding company and become subject to applicable restrictions unless the Bank requalified as a QTL within one year thereafter. See “Regulation — Qualified Thrift Lender Test.”

Restrictions on Acquisitions

The Corporation must obtain the prior approval of the OTS before acquiring control of any other savings institution. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25.0% of such company’s stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if:

•	the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987;

•	the acquired is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or

•	the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

Sarbanes-Oxley Act of 2002

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) which mandated a variety of reforms intended to address corporate and accounting fraud. The Act provides for the establishment of a new Public Company Accounting Oversight Board (“PCAOB”) which will enforce auditing, quality control and independence standards for firms that audit SEC-reporting companies and will be funded by fees from all SEC reporting companies. The Act imposes higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client will require preapproval by the Corporation’s audit committee members. In addition, certain audit partners must be rotated periodically. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan “blackout” periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited in a fund for the benefit of harmed investors. Directors and executive officers must also report most changes in their ownership of a company’s securities within two business days of the change.

The Act also increases the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, all SEC reporting companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC rules) and if not, why not. Audit committees of publicly traded companies will have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters.

Beginning six months after the SEC determines that the PCAOB is able to carry out its functions, it will be unlawful for any person that is not a registered public accounting firm (“RPAF”) to audit an SEC-reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Corporation’s financial statements for the purpose of rendering the financial statement’s materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management’s assessment of the Corporation’s internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

Although the Corporation anticipates it will incur additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on the Corporation’s financial condition or results of operations. Certain provisions of the Act were effective immediately upon passage or at various times in 2002. Other provisions of the Act will be effective throughout 2003.

Taxation

The Corporation is subject to the provisions of the Internal Revenue Code of 1986, as amended. The Corporation and its subsidiaries, including the Bank, file a consolidated federal income tax return based on a June 30 fiscal year end compared to a December 31 year end for accounting reporting purposes. Consolidated taxable income is determined on an accrual basis. The Internal Revenue Service has completed examination of the Corporation’s consolidated federal income tax returns through June 30, 1999, with no material effect on the Corporation’s results of operations.

The State of Nebraska imposes a franchise tax on all financial institutions. Under the franchise tax, the Bank cannot join in the filing of a consolidated return with the Corporation (which is filed separately). The Bank is assessed at a rate of $.47 per $1,000 of average deposits. The franchise tax is limited to 3.81% of the Bank’s income before tax (including subsidiaries) as reported on the Bank’s consolidated books and records. The Corporation also pays franchise or state income taxes in a number of jurisdictions in which the Corporation or its subsidiaries conduct business. For further information regarding federal and state income taxes payable by the Corporation, see Note 15 “Income Taxes” to the Consolidated Financial Statements under Item 8 of this Report.

ITEM 2.     PROPERTIES

At December 31, 2002, the Corporation conducted business through 189 branch offices in seven states: Colorado (44), Iowa (40), Nebraska (40), Kansas (26), Oklahoma (19), Missouri (14) and Arizona (6). During 2002, three branches were consolidated and four branches in Minnesota were sold.

At December 31, 2002, the Corporation owned the buildings for 108 of its branch offices and leased the remaining 81 branches under leases expiring (not assuming exercise of renewal options) between January 2003 and April 2048. The Corporation has 230 “Cashbox” ATMs located throughout its seven-state region. At December 31, 2002, the total net book value of land, office properties and equipment owned by the Corporation was $148.4 million. Management believes that the Corporation’s premises are suitable for its present and anticipated needs.

On November 15, 2002, the Corporation announced that it planned to open 15 to 19 new branches over the next two to three years in three of it main markets: Denver, Colorado; Omaha, Nebraska and Des Moines, Iowa. The Corporation plans to open 10 to 12 new branches in the Denver area, three to four new branches in Omaha and two to three new branches in Des Moines. Also included in the plan is the addition of 15 to 20 new freestanding automated teller machines located in high traffic areas. During 2003, the Corporation plans to build five new branches in the Denver area and two branches in Omaha. The plan also includes the relocation of four branches — two in Denver and one each in Iowa and Oklahoma.

ITEM 3.     LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Corporation, the Bank or any subsidiary is a party or to which any of their property is subject which are expected to have a material adverse effect on the Corporation’s financial position.

On September 12, 1994, the Bank and the Corporation commenced litigation relating to supervisory goodwill against the United States in the United States Court of Federal Claims seeking to recover monetary relief for the government’s refusal to honor certain contracts that it had entered into with the Bank. The suit alleges that such governmental action constitutes a breach of contract and an unlawful taking of property by the United States without just compensation or due process in violation of the Constitution of the United States. The Corporation and the Bank are pursuing alternative damage claims of up to approximately $230,000,000. The Bank also assumed a lawsuit in the merger with Mid Continent against the United States also relating to a supervisory goodwill claim filed by the former Mid Continent. The litigation status and process of these legal actions, as well as that of numerous actions brought by others alleging similar claims with respect to supervisory goodwill and regulatory capital credits, make the value of the claims asserted by the Bank (including the Mid Continent claim) uncertain as to their ultimate outcome, and contingent on a number of factors and future events which are beyond the control of the Bank, both as to substance, timing and the dollar amount of damages that may be awarded to the Bank and the Corporation if they finally prevail in this litigation.

On March 25, 1998, the Corporation filed a motion for summary judgment and the United States filed a cross motion for summary judgment on the question of liability for breach of contract. On March 24, 2003, the Corporation received an order from the United States Court of Federal Claims denying its motion for summary judgment seeking to establish liability for breach of contract and granting the United States government’s cross motion seeking to establish no liability for breach of contract with respect to the Corporation’s acquisition of Empire Savings Building and Loan (“Empire”). In the litigation, the Corporation alleged that with respect to its 1987 acquisition of Empire, the Federal Home Loan Bank Board promised that $190 million of goodwill (the amount by which Empire’s liabilities exceeded its assets) would be included in the Bank’s regulatory capital as well as the $60 million of preferred stock issued by the Bank to fund the acquisition of Empire. The United States Court of Federal Claims granted the Corporation’s motion for summary judgment and denied the United States government’s cross-motion for summary judgment on the question of liability for breach of contract with respect to the Corporation’s acquisition of the savings deposits of Territory Savings and Loan Association (“Territory”) whereby the Bank accepted a five year $20 million promissory note from the Federal Savings and Loan Insurance Corporation (“FSLIC”) as part of the FSLIC’s payment for the Bank’s assumption of Territory’s savings deposits. In the litigation, the Corporation alleged that the FSLIC promised that the Bank could include the promissory note in its regulatory capital. The Corporation is currently considering its options in light of the order recently issued by the United States Court of Federal Claims.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2002.

PART II

ITEM 5.     MARKET FOR COMMERCIAL FEDERAL CORPORATION’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation’s common stock is traded on the New York Stock Exchange under the symbol “CFB.” The following table sets forth the high, low and closing sales prices and dividends declared for the periods indicated for the common stock:

	Common Stock Price			Dividends Declared
Quarter Ended	High	Low	Close
December 31, 2002	$24.20	$19.31	$23.35	$.09
September 30, 2002	28.31	20.75	21.77	.09
June 30, 2002	30.00	26.37	29.00	.09
March 31, 2002	26.90	23.20	26.90	.08

December 31, 2001	26.40	22.15	23.50	.08
September 30, 2001	28.55	22.12	24.27	.08
June 30, 2001	23.40	21.11	23.10	.08
March 31, 2001	22.99	19.94	22.30	.07

As of December 31, 2002, there were 45,270,360 shares of common stock issued and outstanding that were held by over 5,300 shareholders of record and 3,597,106 shares subject to outstanding options. The number of shareholders of record does not reflect the persons or entities who hold their stock in nominee or “street” name.

Cash dividends declared for calendar year 2002 totaled $15.8 million, or $.35 per common share, compared to $15.2 million, or $.31 per common share, for calendar year 2001. For information regarding the payment of future dividends and any possible restrictions see “MD&A — Liquidity and Capital Resources” under Item 7 of this Report and Note 16 “Stockholders’ Equity and Regulatory Restrictions” to the Consolidated Financial Statements under Item 8 of this Report.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,		Six Months Ended December 31, 2000 (1)	Year Ended June 30,
	2002	2001		2000	1999	1998
	(Dollars in Thousands Except Per Share Data)
Interest income	$777,053	$871,374	$498,732	$927,690	$839,354	$757,688
Interest expense	449,325	563,945	344,297	585,549	507,021	477,389

Net interest income	327,728	307,429	154,435	342,141	332,333	280,299
Provision for loan losses	(31,002)	(38,945)	(27,854)	(13,760)	(12,400)	(13,853)
Retail fees and charges	55,279	53,519	25,650	43,230	36,740	30,284
Loan servicing fees, net	8,099	22,680	12,104	25,194	22,961	24,523
Mortgage servicing rights valuation adjustment	(60,417)	(19,058)	(583)	—	—	—
Gain (loss) on sales of securities and changes in fair values of derivatives, net	40,583	15,422	(69,462)	—	4,376	3,765
Gain (loss) on sales of loans	36,173	8,739	(18,023)	(110)	3,423	3,092
Bank owned life insurance	14,115	13,863	713	—	—	—
Real estate operations	(6,926)	(6,971)	(4,809)	(88)	(1,674)	1,894
Other operating income	33,294	32,447	13,474	33,015	24,189	23,702
General and administrative expenses	258,371	232,724	147,559	251,333	238,594	206,123
Amortization of core value of deposits	6,368	7,211	3,903	8,563	8,984	5,954
Amortization of goodwill	—	8,134	4,250	8,673	6,718	1,860

Income (loss) before income taxes and cumulative effect of change in accounting principle	152,187	141,056	(70,067)	161,053	155,652	139,769
Income tax provision (benefit)	43,723	43,374	(19,691)	55,269	63,260	52,356

Income (loss) before cumulative effect of change in accounting principle	108,464	97,682	(50,376)	105,784	92,392	87,413
Cumulative effect of change in accounting principle, net (2)	—	—	(19,125)	(1,776)	—	—

Net income (loss)	$108,464	$97,682	$(69,501)	$104,008	$92,392	$87,413

Earnings (loss) per common share: (3)
Income (loss) before cumulative effect of change in accounting principle	$2.37	$1.93	$(.92)	$1.82	$1.54	$1.52
Cumulative effect of change in accounting principle, net (2)	—	—	(.35)	(.03)	—	—

Net income (loss)	$2.37	$1.93	$(1.27)	$1.79	$1.54	$1.52

Dividends declared per common share	$.35	$.31	$.14	$.28	$.25	$.21

Other data:
Net interest rate spread	2.78%	2.61%	2.46%	2.67%	2.85%	2.62%
Net yield on interest-earning assets	2.75%	2.62%	2.44%	2.78%	2.99%	2.88%
Return on average total assets	.82%	.76%	(1.01)%	.77%	.77%	.85%
Return on average total stockholders’ equity	14.30%	12.23%	(15.30)%	10.85%	9.95%	10.96%
Dividend payout ratio	14.77%	16.06%	n/a	15.36%	16.23%	13.95%
Total number of branches at end of period	189	196	241	255	256	195

(Continued on next page)

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30,
	2002	2001		2000	1999	1998
	(Dollars in Thousands Except Per Share Data)
Total assets	$13,081,467	$12,901,585	$12,540,304	$13,793,038	$12,775,462	$10,399,229
Investment securities	1,296,050	1,150,345	771,137	993,167	946,571	673,304
Mortgage-backed securities	1,632,622	1,829,728	1,514,510	1,220,138	1,282,545	1,091,849
Loans receivable, net	8,571,585	8,403,425	8,893,374	10,407,692	9,326,393	7,857,276
Intangible assets	185,082	191,450	207,427	230,850	252,677	77,186
Deposits	6,439,041	6,396,522	7,694,486	7,330,500	7,655,415	6,558,207
Advances from Federal Home Loan Bank	4,848,997	4,939,056	3,565,465	5,049,582	3,632,241	2,379,182
Other borrowings	603,306	520,213	175,343	206,026	353,897	444,968
Stockholders’ equity	756,521	734,654	863,739	987,978	966,883	861,195
Book value per common share	16.71	15.98	16.23	17.67	16.22	14.67
Regulatory capital ratios of the Bank:
Tangible capital	5.81%	5.58%	6.51%	6.55%	6.97%	7.88%
Core capital (Tier 1 capital)	5.75%	5.60%	6.55%	6.59%	7.05%	7.99%
Risk-based capital—
Tier 1 capital	9.21%	9.50%	10.84%	11.74%	12.74%	14.58%
Total capital	10.92%	11.38%	11.84%	12.59%	13.70%	15.49%

(1)	In 2000, the Corporation changed its year end to December 31 from June 30.
(2)	Represents the cumulative effect of the change in method of accounting for derivative instruments and hedging activities, net of income tax benefit, for the six months ended December 31, 2000, and for start-up and organizational costs, net of income tax benefit, for the fiscal year ended June 30, 2000.
(3)	All periods presented are based on diluted earnings (loss) per share. The conversion of stock options for the six months ended December 31, 2000, is not assumed since the Corporation incurred a loss from operations. As a result, for the six months ended December 31, 2000, the diluted loss per share is computed the same as the basic loss per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commercial Federal Corporation (the “Corporation”) is a unitary non-diversified savings and loan holding company whose primary asset is Commercial Federal Bank, a Federal Savings Bank (the “Bank”). The Corporation is one of the largest financial institutions in the Midwest and the 8th largest publicly held thrift holding company in the United States. The Bank, with a thrift charter, operates as a community banking institution, offering commercial and consumer banking, mortgage banking, insurance and investment services.

General

At December 31, 2002, the Corporation, headquartered in Omaha, Nebraska, operated 189 branches with 44 located in Colorado, 40 in Iowa, 40 in Nebraska, 26 in Kansas, 19 in Oklahoma, 14 in Missouri and 6 in Arizona. To serve its customers, the Corporation conducts community banking operations and loan origination activities through its branch network, loan offices and a nationwide correspondent network of mortgage loan originators. The Corporation also provides insurance and securities brokerage and other retail financial services.

Operations focus on offering deposits, making loans (primarily single-family residential, consumer, commercial real estate, commercial operating and small business lending ) and providing customers with a full array of financial products and a high level of customer service. The Corporation’s retail strategy centers on building multiple service relationships with the Bank’s existing customer base and expanding the Bank’s market share in its high-growth markets (Denver, Colorado; Omaha, Nebraska and Des Moines, Iowa). Additionally, the Corporation continues to build and leverage an infrastructure designed to increase noninterest income. The Corporation’s operations are also continually reviewed in order to gain efficiencies to increase productivity and reduce costs.

Net income for the year ended December 31, 2002 was $108.5 million, or $2.37 per diluted share. Net income for 2002 includes pre-tax gains on the sales of available-for-sale securities totaling $35.9 million and mortgage loans totaling $36.2 million. These net gains were substantially offset by the valuation adjustment losses totaling $60.4 million in the mortgage servicing rights portfolio incurred during 2002. The gains on the sales of mortgage loans were the result of the Corporation taking advantage of pricing opportunities on its loans resulting from historically low interest rates and unprecedented loan demand during 2002. These low interest rates in 2002 significantly affected mortgage loan pay-downs which in turn increased the amortization expense of mortgage servicing rights and impacted the valuation allowances for impairment losses of mortgage servicing rights. Results for 2002 also included the implementation of SFAS No. 142 requiring that the amortization of goodwill cease beginning January 1, 2002. Also under this statement, goodwill was evaluated for transitional impairment as of January 1, 2002, and thereafter must be evaluated at least annually for impairment. The Corporation performed the transitional valuation as of January 1, 2002, and the annual valuation as of October 1, 2002. No impairment loss was recognized as a result of the transitional or annual valuation tests. See Note 10 “Intangible Assets” to the Consolidated Financial Statements under Item 8 of this Report for the pro forma effect on operations for prior periods excluding the amortization of goodwill pursuant to SFAS No. 142.

In 2000, the Corporation changed its year end to December 31 from June 30. A December 31 year aligned the Corporation with the financial industry from a reporting perspective and facilitated comparisons with industry norms. In August 2000, management implemented a number of key strategic initiatives designed to improve the Corporation’s financial performance. These changes continued into 2001, focusing not only on revenue enhancement and cost reduction, but also on an executive management restructuring aimed at designing and implementing changes to build the Corporation’s commercial banking business and enhancing shareholder value. These key initiatives included a complete balance sheet review, a thorough assessment of the Bank’s delivery and servicing systems, the sale of an underperforming leasing company and a management restructuring. The balance sheet restructuring was completed during the six months ended December 31, 2000. The remainder of the August 2000 initiatives were substantially completed in 2001. These actions transitioned the Corporation into 2001 with improved operating margins, a more compact and stable balance sheet to generate future growth under all types of operating environments, improved operating efficiencies and a stronger management team.

Net income for the calendar year ended December 31, 2001, was $97.7 million, or $1.93 per diluted share. Net income for 2001 includes $15.6 million in net gains ($10.1 million after-tax, or $.20 per diluted share) relating to the completion of the August 2001 initiatives. These net gains, recorded as a credit to the expense category “exit costs and termination benefits,” are primarily the result of the Corporation realizing pre-tax gains on the sales of 34 branches sold during 2001 ($18.3 million pre-tax) partially offset by severance costs associated with right-sizing branch personnel and expenses to close branches ($2.0 million pre-tax) and expenses to exit leasing operations ($754,000 pre-tax). The Corporation also realized pre-tax gains on the sales of available-for-sale securities totaling $18.3 million recognized primarily to offset the valuation adjustment losses totaling $19.1 million in the mortgage servicing rights portfolio incurred during 2001.

The Corporation incurred a net loss of $69.5 million, or $1.27 loss per diluted share, including the cumulative effect of a change in accounting principle, for the six months ended December 31, 2000. This net loss reflects the implementation of the August 2000 key strategic initiatives and the implementation of Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). For the six months ended December 31, 2000, implementation of these initiatives resulted in losses and expenses totaling approximately $112.2 million, or $77.1 million after-tax ($1.41 per diluted share). The losses and expenses totaling $112.2 million consisted of exit costs and terminations benefits totaling $25.8 million ($21.1 million after-tax), net losses on the sales of securities totaling $30.0 million ($19.4 million after-tax), loss on the sale of securitized mortgage loans totaling $18.2 million ($11.8 million after-tax) and losses on the termination of interest rate swap agreements totaling $38.2 million ($24.8 million after-tax). See Note 20 “Exit Costs and Termination Benefits” to the Consolidated Financial Statements under Item 8 of this Report for additional information. The effect of adopting the provisions of SFAS No. 133 was to record a net charge totaling $19.1 million, net of income tax benefits of $10.3 million, or $.35 per diluted share, as a cumulative effect of a change in accounting principle. See Note 22 “Cumulative Effect of Change in Accounting Principle” to the Consolidated Financial Statements under Item 8 of this Report for additional information.

Net income for the fiscal year June 30, 2000, was $104.0 million, or $1.79 per diluted share. The fiscal year ended June 30, 2000, net income includes the effect of after-tax charges of $2.9 million relating to exit costs and termination benefits, an after-tax gain of $5.4 million from the sale of the corporate headquarters building and a charge totaling $1.8 million after-tax, representing the effect of the change in accounting for certain start-up costs.

Critical Accounting Policies

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and disclosures included within this Form 10-K Annual Report, are based on the Corporation’s audited consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates the estimates used, including the adequacy of allowances for loan losses, valuation of mortgage-servicing rights, and contingencies and litigation. Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities where these values are not readily available from other sources as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies involve the more significant judgments and assumptions used in the preparation of the consolidated financial statements.

Allowance for Losses on Loans

The allowance for loan losses is a valuation allowance for estimated credit losses inherent in the loan portfolio as of the balance sheet date. The allowance for loan losses consists of two elements. The first element is an allocated allowance established for specifically identified loans that are evaluated individually for impairment and are considered to be individually impaired. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured by (i) the present value of expected future cash flows, (ii) the loan’s obtainable market price, or (iii) the fair value of the collateral if the loan is collateral dependent (the primary method used by the Corporation). The second element is an estimated allowance established for impairment on each of the Corporation’s pools of outstanding loans. See “Provision for Loan Losses” in the MD&A and “Asset Quality” under Item 1 of this Report for additional information. These estimated allowances are based on several analysis factors including the Corporation’s past loss experience, economic and business conditions that may affect the borrowers ability to pay, geographic and industry concentrations, composition of the loan portfolio, credit quality and delinquency trends, regular examinations of specific problem loans by the Corporation’s credit review team, the overall portfolio quality and real estate market conditions in the Corporation’s lending areas, and known and inherent risks in each of the portfolios. These evaluations are inherently subjective because, while they are based on objective data (delinquency trends, portfolio composition, loan grading and other data), it is the interpretation of that data by management that ultimately determines the estimate of the appropriate allowance. Additionally, while the allowance attempts to measure the impairment inherent in the loan portfolio at the balance sheet date, its adequacy will ultimately be dependent upon how conditions existing at the balance sheet date impact the loans in the future. Consequently, these estimates require revisions as more information becomes available.

A majority of the Corporation’s loans are collateralized by residential or commercial real estate. Therefore, the collectibility of such loans is susceptible to changes in prevailing real estate market conditions and other factors which can cause the fair value of the collateral to decline below the loan balance. When the Corporation records charge-offs on these loans, it also begins the foreclosure process of taking possession of the real estate which served as collateral for such loans. Recoveries of loan charge-offs occur when loan payments are received on the deficient loan in excess of the remaining recorded book balance of the loan. Upon foreclosure and conversion of the loan into real estate owned, the Corporation may realize income as a component of real estate operations through the disposition of such real estate when the sale proceeds exceed the carrying value of the real estate.

Although management believes that the Corporation’s allowance for loan losses is adequate to reflect the risk inherent in its loan portfolios, there can be no assurance that the Corporation will not experience increases in its nonperforming assets, that it will not increase the level of its allowances in the future or that significant provisions for losses will not be required based on factors such as deterioration in market conditions, changes in borrowers’ financial conditions, delinquencies and defaults. In addition, regulatory agencies review the adequacy of the allowance for losses on loans on a regular basis as an integral part of their examination process. Such agencies may require additions to the allowance based on their judgments of information available to them at the time of their examinations.

Mortgage Servicing Rights

Mortgage servicing rights are established based on the cost of acquiring the right to service mortgage loans or the allocated fair value of servicing rights retained on loans originated by the Bank and subsequently sold in the secondary market. These costs are initially capitalized and then amortized proportionately over the period based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the mortgage servicing rights. Projected net servicing income is determined on the basis of the estimated future balance of the underlying mortgage loan portfolio which decreases over time from scheduled loan amortization and prepayments. The Corporation estimates future prepayment rates based on relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience, as well as current interest rate levels, market forecasts and other economic conditions. The Corporation reports mortgage servicing rights at the lower of amortized cost or fair value. The fair value of mortgage servicing rights is determined based on the present value of estimated expected future cash flows, using assumptions as to current market discount rates and loan prepayment speeds. Mortgage servicing rights are stratified by loan type and interest rate for purposes of impairment measurement. Loan types include fixed and adjustable-rate government and conventional mortgage loans. Impairment losses are recognized to the extent the unamortized mortgage servicing rights for each stratum exceed the current fair value of that stratum. Impairment losses by stratum are recorded as reductions in the carrying value of the asset through a valuation allowance with a corresponding reduction to total other income. Individual allowances for each stratum are adjusted in subsequent periods to reflect changes in impairment. Valuation adjustments for impairment losses totaling $60,417,000, $19,058,000 and $583,000, respectively, were recorded during the years ended December 31, 2002 and 2001, and the six months ended December 31, 2000. Valuation allowances totaling $80.1 million, $19.6 million and $583,000, respectively, were outstanding at December 31, 2002, 2001 and 2000. Mortgage servicing rights totaled $88.4 million at December 31, 2002, compared to $114.1 million and $109.3 million, respectively, at December 31, 2001 and 2000. As part of its overall strategy to manage the level of exposure to the risk of interest rates adversely affecting the value of mortgage servicing rights, the Corporation uses interest rate floor agreements to protect the value of the mortgage servicing rights. Additionally, the Corporation partially offsets reductions in the fair value of mortgage servicing rights through the recognition of gains on the sales of available-for-sale securities.

The determination of the fair value of mortgage servicing rights is an important estimate. Since mortgage servicing rights are not quoted in an active market, management uses valuation models to estimate the fair value. The Corporation uses a software model to compute the fair value. Loan prepayment speeds are downloaded into the model from an independent market service and adjusted for geographic location and age of the loans. The loan prepayment speed assumption weighs heavily in determining the fair value of the mortgage servicing rights. On a quarterly basis, management of the Corporation obtains an independent valuation report for comparison to their software model.

Derivative Financial Instruments

Derivatives are recognized as either assets or liabilities in the consolidated statement of financial condition and measured at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative designated as hedging the exposure to changes in fair value of an asset or liability (referred to as a fair value hedge), any gain or loss associated with the derivative is reported in earnings along with the change in fair value of the asset or liability being hedged. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change. On the date the Corporation enters into a derivative contract, management must designate the derivative as a hedge of the identified cash flow exposure, fair value exposure or as a “no hedging” derivative.

Proper documentation is a critical aspect pursuant to hedge accounting treatment. The Corporation formally documents all relationships between derivative instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Corporation specifically identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Corporation formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The methods used to measure effectiveness vary depending on the hedging relationship. The fair value of the Corporation’s derivatives is determined using various methods depending on the nature of the derivatives such as quotes obtained from independent pricing services, valuation models of independent pricing services with known factors put into the model, or software models utilizing assumptions or data obtained from independent sources.

Segment Reporting

Operating Results by Segment

Effective January 1, 2002, the Corporation’s operations were realigned into four lines of business operations for management reporting purposes. These lines of business units are Commercial Banking, Mortgage Banking, Retail Banking and Treasury. See Note 24 “Segment Information” to the Consolidated Financial Statements under Item 8 of this Report for additional information on the Corporation’s lines of business including tabular results of operations for the years ended December 31, 2002 and 2001. The financial information presented does not necessarily represent the business unit’s results of operations or financial condition as if they were independent companies. Results of operations for each business unit is derived from management’s internal reporting system used to measure the performance of the segments and the Corporation in total. This management reporting system and the results of operations and financial condition by reported business unit are not in accordance with accounting principles generally accepted in the United States.

Commercial Banking

The Commercial Banking segment involves the origination of commercial operating, agricultural, commercial real estate, and small business loans, as well as indirect lending and commercial and residential construction loans. Also included in this segment is commercial demand and time deposits and cash management products and services.

The Commercial Banking segment reported net income of $33.5 million for the year ended December 31, 2002, compared to $29.5 million for the year ended December 31, 2001. For the year ended December 31, 2002, net interest income increased $12.6 million compared to the year ended December 31, 2001. This increase in net interest income is due primarily to the increase in the average balance of the commercial loan portfolio during 2002 over 2001. The provision for loan losses increased $7.3 million for 2002 compared to 2001. This increase is due to the larger commercial loan portfolio compared to 2001 since the loss rate applied remained unchanged. Total other income decreased $2.7 million for 2002 compared to 2001. During the year ended December 31, 2002, the Corporation recorded an impairment loss totaling $1.9 million on a residential master planned community development in Nevada. Total other expense decreased $2.3 million for 2002 compared to 2001 primarily due to the allocation of the 2001 net gain on exit costs and termination benefits for the year ended December 31, 2001.

Mortgage Banking

The Mortgage Banking segment involves the acquisition of a portion of correspondent, brokered and originated residential mortgage loans, the sale of these mortgage loans in the secondary mortgage market and to the Treasury segment, the servicing of mortgage loans, and the purchase and origination of rights to service mortgage loans.

The Mortgage Banking segment reported net income of $35.9 million for the year ended December 31, 2002, compared to $16.9 million for the year ended December 31, 2001. For 2002, net interest income increased $18.7 million compared to the year ended December 31, 2001. This increase in net interest income comparing the respective years is primarily due to increases in the credit the Mortgage Banking segment received in 2002 compared to 2001 from increases in its custodial cash earnings that were computed using an internal cost of funds rate. The custodial cash earnings increased comparing 2002 over 2001 due to increases in escrow balances primarily from mortgage refinancing activity. Total other income increased $15.3 million for 2002 compared to 2001 primarily due to net gains on the sales of warehouse loans partially offset by increases in amortization expense of mortgage servicing rights in 2002 over 2001. Total other expense increased $3.5 million for the year ended December 31, 2002, compared to 2001 due to the allocation of the 2001 net gain on exit costs and termination benefits totaling $4.6 million for the year ended December 31, 2001.

Retail Banking

The Retail Banking segment involves a variety of traditional banking and financial services including the origination of residential mortgage loans through the Bank’s branch network and the sale of these mortgage loans to the Treasury segment or the Mortgage Banking segment. In addition, loan servicing is sold to the Mortgage Banking segment. Other core Retail Banking services include consumer checking, savings and certificates of deposit accounts (regular and retirement); consumer loans for home equity, autos, secured and unsecured purposes, as well as credit cards; and other ancillary retail banking services including overdraft protection, electronic and telephone bill-paying and cash advances. Also included in this segment are insurance and securities brokerage services.

The Retail Banking segment reported net income of $16.6 million for the year ended December 31, 2002, compared to $24.3 million for the year ended December 31, 2001. Net interest income decreased $1.3 million for 2002 compared to 2001. This decrease in net interest income is primarily due to lower rates on consumer loans comparing 2002 to 2001. The provision for loan losses increased $1.6 million for 2002 compared to 2001 due to the changes in the Retail Banking segment’s loan portfolio mix. Total other income increased $2.6 million for 2002 compared to 2001 due to the increased retail fee pricing structure effective September 1, 2001, partially offset by decreases in commission revenues from brokerage operations. Total other expense increased $12.5 million for 2002 compared to 2001 due to the allocation of the 2001 net gain on exit costs and termination benefits totaling $7.8 million for the year ended December 31, 2001.

Treasury

The Treasury segment is responsible for managing corporate interest rate risk through asset and liability management strategies. The Treasury segment manages the Corporation’s single-family residential mortgage loan portfolio, investment and mortgage-backed securities, wholesale deposits, advances from the Federal Home Loan Bank and all other borrowings.

The Treasury segment reported net income of $22.5 million for year ended December 31, 2002, compared to net income of $27.0 million for the year ended December 31, 2001. Net interest income decreased $9.6 million for 2002 compared to 2001 due primarily to the higher average balances of investment and mortgage-backed securities for 2002 compared to 2001 with lower yields in 2002 and to higher average balances of borrowed funds partially offset by lower rates in 2002 over 2001. The provision for loan losses decreased $17.6 million for 2002 compared to 2001 due to a lower balance of loans held in the Treasury segment comparing the respective periods. For the year ended December 31, 2002, total other income was a loss of $49.5 million compared to a loss of $21.1 million for 2001. This decrease in total other income is due primarily to valuation adjustments for impairment of the mortgage servicing rights totaling $60.4 million recorded in 2002 compared to $19.1 million recorded in 2001. Total other expense for 2002 is a net credit of $68,000 compared to an expense of $7.3 million for 2001. This net change is primarily due to higher loan production cost allocations in 2002 compared to 2001.

Consolidated Results of Operations

Comparison of Consolidated Results of Operations

Net income for the year ended December 31, 2002, was $108.5 million or $2.37 per diluted share ($2.39 per basic share), compared to net income of $97.7 million, or $1.93 per diluted share ($1.95 per basic share), for the year ended December 31, 2001. The Corporation implemented SFAS No. 142 as of January 1, 2002. See Note 10 “Intangible Assets” to the Consolidated Financial Statements under Item 8 of this Report for the pro forma effect on operations for prior periods excluding goodwill amortization pursuant to the provisions of SFAS No. 142.

The increase in net income for 2002 over 2001 is primarily due to an increase of $20.3 million in net interest income and decreases of $9.0 million in the amortization of intangible assets and $7.9 million in the provision for loan losses. These increases to net income were partially offset by an increase of $25.6 million in general and administrative expenses. Net income for 2002 includes pre-tax gains on the sales of available-for-sale securities totaling $35.9 million and mortgage loans totaling $36.2 million, compared to respective net gains of $18.3 million and $8.7 million for 2001. Loan servicing fees, net of amortization expense on mortgage servicing rights, totaled $8.1 million for 2002 compared to $22.7 million for 2001. The decrease in these loan servicing fees resulted from the lower interest rates in 2002 which also effected the valuation allowances for impairment losses of mortgage servicing rights. Valuation adjustment losses totaling $60.4 million in the mortgage servicing rights portfolio were recorded during 2002 compared to $19.1 million for 2001. The valuation adjustments are due to increases in loan prepayment speeds resulting from historically low interest rates.

Net income for the calendar year ended December 31, 2001, was $97.7 million, or $1.93 per diluted share ($1.95 per basic share). Net income for 2001 includes $15.6 million ($10.1 million after-tax, or $.20 per diluted share) in net gains relating to the August 2000 initiatives. These net gains, recorded as a credit to the expense category “exit costs and termination benefits,” are due to the net gains realized on the sales of branches ($18.3 million pre-tax) partially offset by severance costs associated with right-sizing branch personnel and expenses to close the branches ($2.0 million pre-tax) and expenses to exit leasing operations ($754,000 pre-tax). The Corporation also realized pre-tax gains on the sales of available-for-sale securities totaling $18.3 million. These net gains on these sales were recognized primarily to offset the valuation adjustment losses totaling $19.1 million in the mortgage servicing rights portfolio incurred during 2001. These valuation adjustments were due to an increase in loan prepayments resulting from a decrease in interest rates.

A net loss of $69.5 million, or $1.27 loss per basic and diluted share, was incurred for the six months ended December 31, 2000. Included in the net loss for the six months ended December 31, 2000, is a loss of $19.1 million ($.35 per basic and diluted share) from the cumulative effect of change in accounting principle, net of income tax benefits of $10.3 million, relating to the adoption of SFAS No. 133. The net decrease in income comparing the six month period ending December 31, 1999, is due to net decreases in total other income of $94.1 million and net interest income of $19.5 million, and in net increases of $21.1 million in the provision for loan losses, $19.5 million in total other expense and $17.3 million in the cumulative effect of changes in accounting principles. These net decreases to income were partially offset by a net change of $48.9 million in the income tax provision. The net decrease in total other income included net losses on the sales of securities of $30.0 million, losses on the termination of interest rate swap agreements of $38.2 million and loss on the sale of securitized mortgage loans of $18.2 million.

See “Ratios” for certain performance ratios of the Corporation for the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, and the fiscal year ended June 30, 2000.

Net Interest Income and Interest Rate Spread

Net interest income for the year ended December 31, 2002, totaled $327.7 million compared to $307.4 million for the year ended December 31, 2001, an increase of $20.3 million, or 6.6%. During 2002 and 2001, the net interest rate spreads were 2.78% and 2.61%, respectively, an increase of 17 basis points comparing years. The net yield on interest-earning assets was 2.75% for 2002 compared to 2.62% for 2001, an increase of 13 basis points. The increase in the interest rate spread is due primarily to a 109 basis point decrease in the rate incurred on interest-bearing liabilities partially offset by a 92 basis point decline in the yield received on interest-earning assets. Total interest expense decreased $114.6 million comparing the year ended December 31, 2002, to December 31, 2001, primarily due to the lower cost of funds. At the same time, comparing 2002 to 2001, the average balance of interest-bearing liabilities increased $330.5 million, primarily due to increases in FHLB advances and securities sold under agreements to repurchase totaling $939.0 million and $271.8 million, respectively, partially offset by a decrease of $846.1 million in certificates of deposit. Total interest income deceased $94.3 million comparing 2002 to 2001 due to the lower yields on interest-earning assets, even though the average balance of interest-earning assets increased $206.9 million over the same time periods. Net interest income increased for 2002 compared to 2001 due to (i) the lower interest rate environment in which costing liabilities have been repricing downward at a faster rate than earning assets have been repricing, (ii) the continued shift in the asset mix toward higher yielding commercial and consumer loans and (iii) a shift in funding from certificates of deposit primarily to FHLB advances and to checking accounts and money market accounts in the latter part of 2002. See Note 14 “Derivative Financial Instruments” to the Consolidated Financial Statements under Item 8 of this Report for a discussion of the Corporation’s use of derivative financial instruments in managing its interest rate risk.

Based on the current low interest rate environment, management anticipates a relatively stable interest rate spread through the first half of 2003 with a gradual decrease toward the end of calendar year 2003. However, the future trend in interest rate spreads and net interest income will be dependent upon and influenced by changes in and levels of both short-term and long-term market interest rates, and other factors such as the composition and size of the Corporation’s interest-earning assets and interest-bearing liabilities, the interest rate risk exposure of the Corporation and the maturity and repricing activity of interest-sensitive assets and liabilities.

For calendar year 2001, net interest income totaled $307.4 million, the interest rate spread was 2.61% and the net yield on interest-earning assets was 2.62%. As a comparison, the net interest rate spread and the net yield on interest-earning assets were 2.46% and 2.44%, respectively, for the six months ended December 31, 2000. Net interest income for 2001 was lower compared to the previous twelve-month period ended December 31, 2000, due to the decrease of approximately $186.6 million in the average net-earnings balance. The Corporation’s average balances of interest-earning assets and interest-bearing liabilities decreased in 2001 due mainly to the balance sheet restructuring completed during the six months ended December 31, 2000, and the Corporation’s repurchases of its common stock totaling $180.9 million over the last twelve months. The average balance of interest-earning assets decreased $849.1 million in 2001 compared to the twelve months ended December 31, 2000; and the average balance of interest-bearing liabilities decreased $662.5 million over the same period. The increased interest rate spreads and net yield on interest-earning assets was due to the lower interest rate environment in 2001 in which costing liabilities repriced downward at a faster rate than earning assets repriced and the continued shift in the asset mix toward higher yielding commercial and consumer loans.

Net interest income totaled $154.4 million for the six months ended December 31, 2000, compared to $173.9 million for the six months ended December 31, 1999, a decrease of $19.5 million, or 11.2%. During the six months ended December 31, 2000 and 1999, interest rate spreads were 2.46% and 2.82%, respectively, a decrease of 36 basis points. The net yield on interest-earning assets was 2.44% and 2.86%, a decrease of 42 basis points over the respective periods. Net interest income decreased for the six months ended December 31, 2000, compared to 1999, due to the compression of the interest rate spreads from the year 2000 rate increases by the Federal Reserve. This compression in the net yield on interest-earning assets was primarily due to the Corporation’s interest-bearing liabilities repricing more quickly than the interest-earning assets. The decrease in the interest rate spread was due primarily to a 75 basis point increase in costing liabilities as a result of the rise in short-term interest rates comparing the respective six-month periods and the liability sensitive balance sheet of the Corporation. Total interest expense increased $62.4 million comparing the six months ended December 31, 2000 to 1999 due to the higher costs of funds and a net increase of $592.4 million in average interest-bearing liabilities. Total interest income increased $42.9 million over the same six-month period with a net increase of $487.6 million in average interest-earning assets. The increase in these average balances was due to net growth in the total loan portfolio ($630.4 million), primarily in residential mortgage loans and higher-yielding commercial and construction loans. The consumer loan portfolio also experienced moderate growth. This loan growth was funded primarily with FHLB advances. The average balance of advances from the FHLB and the weighted average rate paid on these advances increased $737.2 million and 91 basis points, respectively, comparing the six months ended December 31, 2000, to the six months ended December 31, 1999.

The following table presents certain information concerning yields earned on interest-earning assets and rates paid on interest-bearing liabilities during and at the end of each of the periods presented:

	For the Year Ended December 31,		Six Months Ended December 31, 2000	For the Year Ended June 30, 2000	At December 31,			At June 30, 2000
	2002	2001			2002	2001	2000
Weighted average yield on:
Loans	7.03%	7.81%	7.96%	7.75%	6.71%	7.43%	8.21%	7.87%
Mortgage-backed securities	5.17	6.49	7.37	6.40	4.93	6.42	6.79	6.56
Investments	5.13	6.09	7.67	6.89	4.27	5.10	6.82	6.79

Interest-earning assets	6.51	7.43	7.87	7.52	6.13	6.98	7.89	7.64

Weighted average rate paid on:
Core deposits (1) (2)	2.46	3.11	3.59	3.11	2.18	2.47	3.57	3.32
Certificates of deposit	3.36	5.51	5.88	5.31	3.05	4.35	5.95	5.76
Advances from FHLB (2)	4.68	5.49	6.10	5.51	4.66	4.76	6.41	5.98
Securities sold under agreements to repurchase	3.93	5.32	4.98	5.62	3.30	4.30	4.91	4.99
Other borrowings	5.56	6.39	8.08	7.80	3.81	4.33	8.69	8.69

Interest-bearing liabilities	3.73	4.82	5.41	4.85	3.47	3.97	5.44	5.28

Net interest rate spread	2.78%	2.61%	2.46%	2.67%	2.66%	3.01%	2.45%	2.36%

Net yield on interest-earning assets	2.75%	2.62%	2.44%	2.78%	2.63%	2.96%	2.46%	2.50%

(1)	Core deposits consist of savings accounts, checking accounts and money market accounts.
(2)	Rates also reflect the effect of net interest expense related to the interest rate swap and swaption agreements.

The following table presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, and average yields and rates during the periods indicated. This table includes nonaccruing loans averaging $76.2 million, $84.5 million, $65.4 million and $59.0 million, respectively, for the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, and the fiscal year ended June 30, 2000, as interest-earning assets at a yield of zero percent:

	Year Ended December 31,						Six Months Ended December 31, 2000			Year Ended June 30, 2000
	2002			2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans	$8,638,609	$607,370	7.03%	$8,782,321	$685,480	7.81%	$10,257,240	$408,582	7.96%	$9,798,198	$759,711	7.75%
Mortgage-backed securities	1,799,174	93,047	5.17	1,690,967	109,657	6.49	1,338,706	49,334	7.37	1,291,061	82,563	6.40
Investments	1,494,011	76,636	5.13	1,251,559	76,237	6.09	1,063,782	40,816	7.67	1,239,548	85,416	6.89

Interest-earning assets	11,931,794	777,053	6.51	11,724,847	871,374	7.43	12,659,728	498,732	7.87	12,328,807	927,690	7.52

Interest-bearing liabilities:
Core deposits (1) (2)	3,395,342	83,404	2.46	3,413,039	105,992	3.11	3,182,597	57,601	3.59	3,137,139	97,715	3.11
Certificates of deposit	2,862,960	96,192	3.36	3,709,030	204,375	5.51	4,283,327	126,978	5.88	4,295,975	227,959	5.31
Advances from FHLB (3)	5,204,501	243,710	4.68	4,265,468	234,213	5.49	4,883,700	152,317	6.10	4,373,510	240,924	5.51
Securities sold under agreements to repurchase	353,977	13,895	3.93	82,215	4,374	5.32	18,692	476	4.98	69,763	3,922	5.62
Other borrowings	218,183	12,124	5.56	234,669	14,991	6.39	171,525	6,925	8.08	192,666	15,029	7.80

Interest-bearing liabilities	12,034,963	449,325	3.73	11,704,421	563,945	4.82	12,539,841	344,297	5.41	12,069,053	585,549	4.85

Net earnings balance	$(103,169)			$20,426			$119,887			$259,754

Net interest income		$327,728			$307,429			$154,435			$342,141

Interest rate spread			2.78%			2.61%			2.46%			2.67%

Net yield on interest-earning assets			2.75%			2.62%			2.44%			2.78%

(1)	Core deposits consist of savings accounts, checking accounts and money market accounts.
(2)	Includes interest expense incurred on interest rate swap agreements totaling $50.4 million, $28.1 million, $1.0 million and $2.9 million for the respective periods.
(3)	Includes interest expense incurred on interest rate swap and swaption agreements totaling $66.0 million and $18.7 million, respectively, for the years ended December 31, 2002 and 2001, and net interest received totaling $628,000 for the six months ended December 31, 2000.

The Corporation’s average net earnings balance decreased $123.6 million during 2002 compared to 2001. The decrease in the average net earnings balance for 2002 compared to 2001 is primarily due to the Corporation increasing its outstanding FHLB advances and securities sold under agreements to repurchase to offset a decrease in certificates of deposit. Cash outlays on the purchases of swaption agreements, repurchases of common stock of the Corporation and income tax payments over the last twelve months also contributed to this decrease.

The average net earnings balance decreased $186.6 million during the year ended December 31, 2001. This decrease is primarily due to the Corporation repurchasing shares of its common stock at a cost of $180.9 million during 2001 and the impact from the balance sheet restructuring. The Corporation’s net earnings balance decreased by $104.8 million during the six months ended December 31, 2000, compared to the six months ended December 31, 1999. This decrease in the net earnings balance comparing these periods is primarily due to the restructuring of the balance sheet, the repurchases of common stock of the Corporation totaling $82.8 million over the last twelve months and the funding of the $200.0 million bank owned life insurance (“BOLI”) program. The BOLI asset is excluded from the average balance of interest-earning assets and the BOLI related income is recorded in other income.

The following table presents the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities, and the amount of change in each attributable to: (i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The net change attributable to change in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. The following table demonstrates the effect of the change in the volume of interest-earning assets and interest-bearing liabilities, the changes in interest rates and the effect on the interest rate spreads previously discussed:

				Year Ended December 31, 2001
	2002 Compared to 2001			Compared to the Twelve Months Ended December 31, 2000			Six Months Ended December 31, 2000 Compared to December 31, 1999
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(In Thousands)
Interest income:
Loans	$(10,146)	$(67,964)	$(78,110)	$(101,618)	$(9,151)	$(110,769)	$25,168	$11,369	$36,537
Mortgage-backed securities	6,677	(23,287)	(16,610)	25,127	(5,826)	19,301	1,032	6,762	7,794
Investments	13,484	(13,085)	399	6,915	(14,614)	(7,699)	(6,409)	4,929	(1,480)

Interest income	10,015	(104,336)	(94,321)	(69,576)	(29,591)	(99,167)	19,791	23,060	42,851

Interest expense:
Core deposits (1)	(7,082)	(15,506)	(22,588)	11,887	(14,574)	(2,687)	3,683	7,280	10,963
Certificates of deposit	(39,908)	(68,275)	(108,183)	(30,287)	(6,217)	(36,504)	(2,104)	15,025	12,921
Advances from FHLB	47,590	(38,093)	9,497	(27,299)	(21,705)	(49,004)	21,290	21,003	42,293
Securities sold under agreements to repurchase	10,975	(1,454)	9,521	3,150	59	3,209	(2,412)	(345)	(2,757)
Other borrowings	(1,003)	(1,864)	(2,867)	4,272	(3,251)	1,021	(1,506)	447	(1,059)

Interest expense	10,572	(125,192)	(114,620)	(38,277)	(45,688)	(83,965)	18,951	43,410	62,361

Effect on net interest income	$(557)	$20,856	$20,299	$(31,299)	$16,097	$(15,202)	$840	$(20,350)	$(19,510)

(1)	Core deposits consist of savings accounts, checking accounts and money market accounts.

Asset/Liability Management

The net interest income of the Corporation is subject to the risk of interest rate fluctuations to the extent that there is a difference, or mismatch, between the amount of the Corporation’s interest-earning assets and interest-bearing liabilities which mature or reprice in specified periods. When interest rates change, to the extent the Corporation’s interest-earning assets have longer maturities or effective repricing periods than its interest-bearing liabilities, the interest income realized on the Corporation’s interest-earning assets will adjust more slowly than the interest expense on its interest-bearing liabilities. This mismatch in the maturity and repricing characteristics of assets and liabilities is commonly referred to as the “gap.” A gap is considered positive when the interest rate sensitive assets maturing or repricing during a specified period exceed the interest rate sensitive liabilities maturing or repricing during the same period. A gap is considered negative when the interest rate sensitive liabilities maturing or repricing during a specified period exceed the interest rate sensitive assets maturing or repricing during the same period. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income. Similarly, during a period of declining interest rates, a negative gap would result in an increase in net interest income while a positive gap would adversely affect net interest income.

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

In connection with its asset/liability management program, the Corporation has interest rate swap agreements with other counterparties under terms that provide for an exchange of interest payments on the outstanding notional amount of the swap agreement. These agreements are primarily used to synthetically lengthen the maturity of certain deposit liabilities and FHLB advances. In accordance with these arrangements the Corporation pays fixed rates and receives variable rates of interest according to a specified index. The Corporation had swap agreements with notional principal amounts of $2.5 billion at December 31, 2002, compared to $2.6 billion and $ 1.5 billion, respectively at December 31, 2001 and 2000. For the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, and for the fiscal year ended 2000, the Corporation recorded $104.1 million, $45.7 million, $415,000, and $2.9 million, respectively, in net interest expense from its interest rate swap agreements. The swap agreements outstanding as of December 31, 2002, have maturities ranging from May 2003 to March 2012.

At December 31, 2002, the Corporation has $1.7 billion of 10 year fixed-rate FHLB advances with interest rates ranging from 4.30% to 5.92%, call dates ranging from January 2003 to March 2003 and maturity dates ranging from February 2009 to December 2009. The Corporation entered into swaption agreements beginning in 2001 to hedge the exposure to changes in the fair value of the call options embedded in the FHLB advances. All terms of the swaption agreements exactly match the terms of these FHLB advances. In the event any of these FHLB advances are called, the Corporation will exercise its corresponding option to enter into a swap agreement paying a fixed rate of interest and receiving a variable rate of interest. See Note 14 “Derivative Financial Instruments” to the Consolidated Financial Statements under Item 8 of this Report for additional information on the Corporation’s swap and swaption agreements.

The following table represents management’s projected maturity and repricing of the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2002. The amounts of interest-earning assets, interest-bearing liabilities and interest rate swap agreements presented which mature or reprice within a particular period were determined in accordance with the contractual terms and expected behavior over time of such assets, liabilities and interest rate swap agreements. Adjustable-rate loans and mortgage-backed securities are included in the period in which they are first scheduled to adjust and not in the period in which they mature. All loans and mortgage-backed securities are adjusted for prepayment rates based on information provided by independent sources as of December 31, 2002, and the Bank’s historical prepayment experience. Fixed-rate savings accounts, checking accounts and non-indexed money market accounts are assumed to reprice or mature according to the decay rates defined by regulatory guidelines. Indexed money market accounts are deemed to reprice or mature within the 90-day category. Management believes that these assumptions approximate actual experience and considers such assumptions reasonable; however, the actual interest rate sensitivity of the Bank’s interest-earning assets and interest-bearing liabilities may vary substantially if actual experience differs from the assumptions used.

	Within 90 Days	91 Days to 1 Year	Over 1 to 3 Years	3 Years and Over	Total
	(Dollars in Thousands)
Interest-earning assets:
Fixed-rate mortgage loans (1)	$1,076,958	$811,204	$986,648	$1,131,382	$4,006,192
Other loans (2)	1,763,830	1,628,972	1,800,480	1,005,880	6,199,162
Investments (3)	529,078	21,315	72,525	957,123	1,580,041

Interest-earning assets	3,369,866	2,461,491	2,859,653	3,094,385	11,785,395

Interest-bearing liabilities:
Savings deposits	1,524,136	376,962	674,862	1,017,643	3,593,603
Other time deposits	898,434	1,362,480	389,168	195,357	2,845,439
Borrowings (4)	3,442,135	132,000	—	1,878,168	5,452,303
Impact of interest rate swap agreements	(2,520,000)	400,000	850,000	1,270,000	—

Interest-bearing liabilities	3,344,705	2,271,442	1,914,030	4,361,168	11,891,345

Gap position	25,161	190,049	945,623	(1,266,783)	(105,950)

Cumulative gap position	$25,161	$215,210	$1,160,833	$(105,950)	$(105,950)

Gap as a percentage of the Bank’s total assets	.19%	1.46%	7.22%	(9.68)%	(.81)%
Cumulative gap as a percentage of the Bank’s total assets	.19%	1.65%	8.87%	(.81)%	(.81)%

(1)	Includes single-family and multi-family mortgage loans and mortgage-backed securities.
(2)	Includes adjustable-rate single-family mortgage loans, adjustable-rate mortgage-backed securities and all other types of loans with either fixed or adjustable interest rates.
(3)	Included in the “Within 90 Days” column is Federal Home Loan Bank stock of $283.2 million.
(4)	Includes advances from the FHLB and other borrowings.

The Bank’s one-year cumulative gap is a positive $215.2 million, or 1.65%, of the Bank’s total assets at December 31, 2002, compared to a negative $9.8 million, or .08%, of the Bank’s total assets at December 31, 2001, and a negative $1.1 billion, or 8.66% at December 31, 2000. The interest rate risk policy of the Bank limits the liability sensitive one-year cumulative gap not to exceed 15.0%.

The Corporation’s interest rate sensitivity is also monitored through analysis of the change in the net portfolio value (“NPV”). The Corporation’s Asset Liability Management Committee (“ALCO”), comprised of senior management, monitors the sensitivity of the value of the balance sheet to changes in market interest rates. The primary purpose of the asset/liability management function is to manage the Corporation’s combined portfolio such that its capital is leveraged effectively into assets and liabilities which maximize corporate profitability while minimizing exposure to changes in interest rates. The ALCO and the Board of Directors review the interest rate risk position of the Bank on a quarterly basis.

Several measures are employed to determine the Bank’s exposure to interest rate risk. Market value sensitivity analysis measures the change in the Bank’s NPV ratio in the event of sudden and sustained changes in market interest rates. The NPV ratio is defined as the market value of the Bank’s capital divided by the market value of its assets. Interest rate sensitivity gap analysis is used to compare the repricing characteristics of the Bank’s assets and liabilities. Finally, net interest income sensitivity analysis is used to measure the impact of changing interest rates on corporate earnings.

If estimated changes to the NPV ratio and the sensitivity gap are not within the limits established by the Board of Directors, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits. The Corporation’s Board of Directors has adopted an interest rate risk policy which establishes a minimum allowable NPV ratio (generally 4.00%) over a range of hypothetical interest rates extending from 300 basis points below current levels to 300 basis points above current levels. In addition, the policy establishes a maximum allowable change in the NPV ratio of 2.00% in the event of an instantaneous and adverse change in interest rates of 200 basis points. Due to the current low interest rates in 2002, the hypothetical changes in interest rates for the 200 basis point decline and the 300 basis point decline were not calculated since using such negative interest rate scenarios would yield meaningless results.

The OTS monitors the Bank’s interest rate risk management procedures under guidelines set forth in Thrift Bulletin 13a. This bulletin requires that the Corporation’s Board of Directors set interest rate risk limits that would prohibit the Bank from exhibiting a post-shock NPV ratio and interest rate sensitivity measure of “significant risk” or greater, as defined by the OTS. The OTS limits generally set a minimum NPV ratio of 6.00% at the 200 basis points rate shock level, and a maximum change in NPV ratio of 4.00% at the same level. Alternately, the OTS set a minimum NPV ratio of 4.00% at the 200 basis point rate shock level and a maximum change in the NPV ratio of 2.00% at the same level. Finally, due to the low interest rate environment, OTS limits have temporarily been removed from the “down 200 basis points” test to a “down 100 basis points” test. The limits the Corporation’s Board of Directors has imposed on the Bank are more conservative than the limits set by the OTS.

The following table presents the projected change in the Bank’s NPV ratio for various hypothetical rate shock levels as of December 31, 2002.

Hypothetical Change in Interest Rates	Market Value of Capital	Market Value of Assets	NPV Ratio	Minimum Board Limit	Change in NPV Ratio Over Base Scenario	Board Maximum Allowable Change
	(Dollars in Thousands)
300 basis point rise	$748,615	$12,313,605	6.08%	4.00%	1.03%	n/a
200 basis point rise	765,973	12,590,021	6.08%	4.00%	1.03%	(2.00)%
100 basis point rise	750,178	12,845,234	5.84%	4.00%	.79%	n/a
Base Scenario	658,583	13,034,749	5.05%	4.00%	—	n/a
100 basis point decline	549,146	13,213,245	4.16%	4.00%	(.90)%	n/a

At December 31, 2002, the Bank’s NPV ratios were within the targets set by the Board of Directors in all rate scenarios. In addition, at December 31, 2002, the Bank was within the limits set by the OTS to maintain a risk rating of better than “significant risk.” The NPV ratio is calculated by the Corporation pursuant to guidelines established by the OTS. The modeling calculation is based on the net present value of discounted estimated cash flows utilizing prepayment assumptions and market rates of interest provided by independent sources as of December 31, 2002, with adjustments made to reflect the shift in interest rates as appropriate. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

Provision for Loan Losses

The allowance for loan losses is based upon management’s continuous evaluation of the collectibility of outstanding loans, which takes into consideration such factors as changes in the composition of the loan portfolio and economic conditions that affect the borrower’s ability to pay, regular examinations of specific problem loans by the Corporation’s credit review team and of the overall portfolio quality and real estate market conditions in the Corporation’s lending areas. Management of the Corporation believes that the present level of allowance for loan losses is adequate to reflect the risks inherent in its portfolios. However, there can be no assurance that the Corporation will not experience increases in its nonperforming assets, that it will not increase the level of its allowance in the future or that significant provisions for losses will not be required based on factors such as deterioration in market conditions, changes in borrowers’ financial conditions, delinquencies and defaults.

The allowance for loan losses consists of two elements. The first element is an allocated allowance established for specifically identified loans that are evaluated individually for impairment and are considered to be individually impaired. The second element is an estimated allowance established for impairment on each of the Corporation’s pools of outstanding loans. These estimated allowances are based on several analysis factors including the Corporation’s past loss experience, general economic and business conditions, geographic and industry concentrations, credit quality and delinquency trends, and known and inherent risks in each of the portfolios. These evaluations are inherently subjective as they require frequent revisions as more information becomes available. The allowance for credit losses totaled $106.3 million at December 31, 2002, or 146.8% of total nonperforming loans, compared to $102.5 million, or 123.2% at December 31, 2001 and $83.4 million, or 100.0% at December 31, 2000.

The Corporation recorded loan loss provisions totaling $31.0 million and $38.9 million for the years ended December 31, 2002 and 2001, respectively. This decrease in loan loss provision is due to lower performing loans and a decrease in the loan portfolio. The Corporation’s allowance for loan losses increased to $106.3 million, or 1.20% of loans, at December 31, 2002 from $102.5 million, or 1.18% of loans, at December 31, 2001. The nonperforming assets to total assets ratio and nonperforming loans to total loans ratio both improved at December 31, 2002 compared to December 31, 2001 due to the decrease in nonperforming assets and nonperforming loans at December 31, 2002, compared to December 31, 2001. The increase in the allowance for loan losses as a percentage of loans is a result of the shift in the portfolio mix from residential mortgage lending to commercial real estate and consumer lending which has a greater risk factor and requires a higher allowance on the Corporation’s portfolio. Net loans charged-off totaled $27.0 million and $19.8 million in 2002 and 2001, respectively. This increase is due primarily to increases in charge-offs of commercial real estate loans, construction loans and commercial operating loans totaling $7.8 million, $1.6 million and $782,000, respectively, partially offset by decreases in agricultural loans and consumer loans totaling $1.7 million and $1.3 million, respectively.

The Corporation recorded provision for loan losses totaling $38.9 million for the year ended December 31, 2001. The total allowance for loan losses increased to $102.5 million, or 1.18% of loans, at December 31, 2001, compared to $83.4 million, or .91% of loans, at December 31, 2000. A significant reason for this increase in the allowance is due to the negative impact on the ability of borrowers to pay their loans attributable to the recessionary economic conditions present in the second half of 2001 and the continued deterioration in the economy. This is reflected in the increasing ratio of nonperforming loans to total loans and nonperforming assets to total assets, as well as the increase in total nonperforming asset balances.

The Corporation recorded loan loss provisions of $27.9 million and $6.8 million for the six months ended December 31, 2000 and 1999, respectively. The increase is primarily attributable to management’s evaluation of the Corporation’s portfolio credit risk and subsequent decision to increase reserves by $12.9 million from June 30, 2000, to December 31, 2000, based on changing economic conditions and increases in nonperforming loans during the last half of 2000. The total allowance for loan losses increased to $83.4 million, or .91% of loans, at December 31, 2000, compared to $70.6 million, or .66% of loans, at June 30, 2000. This increase was due to the additional loan loss provisions recorded during the six months ended December 31, 2000. Net loans charged-off totaled $14.4 million for the six-month period in 2000 compared to $6.6 million for the 1999 period. Net charge-offs were higher for the 2000 period due to increases in lease charge-offs ($5.5 million) and commercial real estate loan charge-offs ($2.6 million). The increase in lease charge-offs is primarily due to credit issues on the retained portfolio. The increase in the commercial real estate loan charge-offs is due primarily to a charge-off totaling $1.7 million on an office building in Kansas and $535,000 on an apartment building in Nebraska.

The Corporation’s real estate loan portfolio is primarily secured by properties located within its branch market area. At December 31, 2002, the residential loan portfolio totaled $4.9 billion and is secured by properties located primarily in Colorado (13%), Nebraska (11%), Iowa (9%) and Kansas (9%). At December 31, 2001, the residential loan portfolio totaled $5.0 billion and was secured by properties located primarily in Colorado (16%), Nebraska (12%) and Kansas (10%). At December 31, 2000, the Corporation’s residential loan portfolio totaling $5.6 billion was secured by properties located primarily in Colorado (17%), Nebraska (11%) and Kansas (9%). At June 30, 2000, these loans totaled $7.5 billion and were secured by properties located primarily in Colorado (17%), Nebraska (13%) and Kansas (11%).

At December 31, 2002, the commercial real estate portfolio totaled $1.6 billion and is secured by properties located primarily in Colorado (26%), Iowa (16%) and Arizona (10%). At December 31, 2001, the commercial real estate portfolio totaled $1.5 billion and was secured by properties located primarily in Colorado (24%), Iowa (15%) and Kansas (9%). The commercial real estate loan portfolio at December 31, 2000, totaling $1.4 billion was secured by properties primarily located in Colorado (23%), Iowa (17%) and Kansas (9%). At June 30, 2000, commercial real estate loans totaled $1.1 billion and were secured by properties located primarily in Colorado (26%), Iowa (16%) and Kansas (11%).

Nonperforming assets are monitored on a regular basis by the Corporation’s internal credit review and problem asset groups. Nonperforming assets at December 31 are summarized as follows:

	2002	2001	2000
	(Dollars in Thousands)
Nonperforming loans (1)
Residential real estate (2)	$46,394	$52,792	$68,978
Commercial real estate	17,890	23,423	4,446
Consumer and other loans	7,904	6,622	7,271
Leases	226	307	2,748

Total	72,414	83,144	83,443

Real estate (3)
Commercial	2,550	8,762	10,198
Residential	37,458	36,446	15,824

Total	40,008	45,208	26,022

Troubled debt restructurings (4)
Commercial	1,547	3,057	4,195
Residential	—	84	90

Total	1,547	3,141	4,285

Total nonperforming assets	$113,969	$131,493	$113,750

Nonperforming loans to total loans	.82%	.96%	.91%
Nonperforming assets to total assets	.87%	1.02%	.91%
Total allowance for loan losses	$106,291	$102,451	$83,439
Allowance for loan losses to:
Total loans	1.20%	1.18%	.91%
Total nonperforming assets	93.26%	77.91%	73.35%
Total nonperforming loans	146.78%	123.22%	100.00%
Nonresidential nonperforming assets	352.93%	242.94%	289.14%

(1)	Nonperforming loans consist of nonaccruing loans (loans 90 days or more past due) and accruing loans that are contractually past due 90 days or more. At December 31, 2002, 2001 and 2000, there were no accruing loans contractually past due 90 days or more.
(2)	Nonperforming residential real estate loans at December 31, 2001 and 2000, have been restated due to a change in determining past due loans. During 2002, the Corporation changed its method of determining delinquent residential real estate loans to a method where the number of days past due are determined by the number of contractually delinquent loan payments. Previous to this change, the Corporation utilized a methodology where the loan system converted monthly loan payments missed on a loan to days past due. This change in determining these delinquent loans conforms the Corporation’s reporting with the Bank’s regulatory thrift financial reporting. This change in methods reduced nonperforming residential real estate loans previously reported by $10.7 million and $12.4 million, respectively, at December 31, 2001 and 2000.
(3)	Real estate consists of commercial and residential property acquired through foreclosure or repossession (real estate owned and real estate in judgment) and real estate from certain subsidiary operations, and does not include performing real estate held for investment totaling $11.5 million, and $12.3 million and $12.8 million, respectively, at December 31, 2002, 2001 and 2000.
(4)	A troubled debt restructuring is a loan on which the Corporation, for reasons related to the debtor’s financial difficulties, grants a concession to the debtor that the Corporation would not otherwise consider. The concession could be a reduction in the loan’s interest rate, a reduction in the face amount of the debt, or an extension of the maturity date of the loan.

Nonperforming loans at December 31, 2002 decreased by $10.7 million compared to December 31, 2001, due primarily to decreases in commercial real estate delinquencies totaling $8.0 million and residential delinquencies totaling $6.0 million. The decrease in commercial real estate delinquencies is primarily due to the foreclosure of a loan totaling $9.1 million and the charge-off of a group of related loans totaling $7.7 million partially offset by the addition of four loans totaling $9.0 million. These decreases in nonperforming loans were partially offset by increases in residential construction delinquencies totaling $1.5 million, commercial construction delinquencies totaling $557,000, commercial operating delinquencies totaling $460,000 and consumer delinquencies totaling $450,000. The increase in residential construction delinquencies is primarily due to one loan totaling $2.7 million. The higher concentration levels of nonperforming loans at December 31, 2002, were secured by properties located in Iowa (13%), Oklahoma (13%) and Kansas (13%). This compares to December 31, 2001, with nonperforming loans secured by properties located in Kansas (19%), Nevada (12%), and Iowa (10%).

Nonperforming loans at December 31, 2001, decreased $299,000 compared to December 31, 2000, due primarily to the foreclosure of a construction loan totaling $22.7 million which moved to the real estate category and a decrease of $2.6 million in leases. These decreases were offset by two commercial real estate groups of loans totaling $20.8 million going 90 days past due and general increases totaling $1.3 million in the residential real estate portfolio. The $22.7 million construction loan foreclosure was on a property located in Nevada for the development of a residential master planned community. The $2.6 million decrease in leases reflects the Corporation’s sale of a substantial portion of this portfolio during the first quarter of 2001.

Real estate owned decreased $5.2 million at December 31, 2002 compared to December 31, 2001 due primarily to the sale of a commercial construction property totaling $3.9 million. Real estate owned at December 31, 2001, increased $19.2 million from December 31, 2000, due primarily to the addition of the residential master planned community development property located in Nevada. The book value of this property totaled $21.6 million at December 31, 2001. Real estate owned at December 31, 2002, is located primarily in Nevada (55%), Iowa and Missouri compared to December 31, 2001, where the higher concentrations were located primarily in Nevada (48%), Missouri and Arizona. At December 31, 2000, the higher concentrations were located primarily in Kansas and Missouri.

Troubled debt restructurings decreased $1.6 million at December 31, 2002, compared to December 31, 2001, due primarily to the reclassification of seven loans totaling $1.4 million from troubled debt restructuring status to current loan status. Troubled debt restructurings decreased $1.1 million at December 31, 2001, compared to December 31, 2000, due primarily to the charge-off of one loan totaling $582,000 and the reclassification of another loan for $414,000 from troubled debt restructuring status to current loan status.

Non-Interest Income

Retail Fees and Charges

Retail fees and charges totaled $55.3 million and $53.5 million, respectively, for the years ended December 31, 2002 and 2001. The primary source of this fee income is customer charges for retail financial services such as checking account fees and service charges, charges for insufficient checks or uncollected funds, stop payment fees, debit card annual fees, overdraft protection fees, transaction fees for personal checking, interchange revenue from use of debit and credit cards and automatic teller machine services. The reason for the 2002 increase over 2001 is due to an increased retail pricing structure effective September 1, 2001, debit card annual fees and to an increase in the number of checking accounts.

Retail fees and charges totaled $25.7 million and $20.7 million, respectively, for the six months ended December 31, 2000 and 1999. The net increase for the six months ended December 31, 2000, compared to 1999 was due to increases in fees for overdraft and insufficient funds charges on checking accounts and debit card fees.

Loan Servicing Fees and Mortgage Servicing Rights Valuation Adjustment

The major components of loan servicing fees for the periods indicated and the amount of loans serviced for other institutions are as follows:

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
	(In Thousands)
Revenue from loan servicing fees	$32,580	$33,079	$13,814	$27,943
Revenue from late loan payment fees	6,544	6,693	2,848	5,954
Amortization of mortgage servicing rights	(31,025)	(17,092)	(4,558)	(8,703)

Loan servicing fees, net	$8,099	$22,680	$12,104	$25,194

Valuation adjustment for impairment	$(60,417)	$(19,058)	$(583)	$—

Loans serviced for other institutions at period end	$11,531,755	$9,488,621	$9,100,938	$7,271,014

The amount of revenue generated from loan servicing fees, and changes in comparing periods, is primarily due to the average size of the Corporation’s portfolio of mortgage loans serviced for other institutions and the level of rates for service fees collected. Revenue from loan servicing fees is reduced by the amortization expense of mortgage servicing rights and, as necessary, adjusted for changes to the valuation allowance for impairment. The loan servicing fees category also includes fees collected for late loan payments.

The fair value of the Corporation’s loan servicing portfolio decreases as mortgage interest rates decline and loan prepayments increase. In such an environment, it is expected that income generated from the Corporation’s loan servicing portfolio would decrease. However, this negative effect on the Corporation’s income would be offset, in part, by an increase in additional servicing fee income attributable to new loan originations, which historically increase in periods of lower, or declining, mortgage interest rates. Conversely, the value of the Corporation’s loan servicing portfolio would increase as mortgage interest rates rise.

The net decrease in revenue from loan servicing comparing the year ended December 31, 2002 to 2001 is due to a lower level of service fee rates comparing the respective years slightly offset by a higher average balance of mortgage loans serviced. The average service fee rate collected by the Corporation was .33% for the year ended December 31, 2002, compared to .35% for the year ended December 31, 2001. The mortgage loans serviced for other institutions increased at December 31, 2002, compared to December 31, 2001, due to the purchases of loan servicing portfolios in 2002 totaling $2.0 billion. The increase in amortization expense of mortgage servicing rights during 2002 compared to 2001 reflects an increase in loan prepayments due to the lower interest rate environment comparing the respective years. The amount of amortization expense of mortgage servicing rights is determined, in part, by the estimated future balance of the underlying mortgage loan servicing portfolio which is impacted by the rate of mortgage loan pay-downs. In addition, since mortgage servicing rights are recorded at the lower of amortized cost or fair value, valuation adjustments in impairment losses totaling $60.4 million and $19.1 million, respectively, were recorded during the years ended December 31, 2002 and 2001. Changes in the valuation allowances are due to increases or decreases in estimated loan prepayment speeds resulting from changes in interest rates. At December 31, 2002, the valuation allowance on the mortgage servicing rights portfolio totaled $80.1 million compared to $19.6 million at December 31, 2001.

The average service fee rate collected by the Corporation was .36% for the six months ended December 31, 2000, compared to .39% for the fiscal year ended June 30, 2000. A valuation adjustment totaling $583,000 was recorded during the six months ended December 31, 2000, as a reduction of loan servicing fees and of the carrying amount of the mortgage servicing rights portfolio. The mortgage loans serviced for other institutions increased at December 31, 2000, compared to June 30, 2000, due to the $1.6 billion of residential loans securitized and sold in November 2000 with servicing retained.

Gain (Loss) on Sales of Securities and Changes in Fair Values of Derivatives, Net

The following transactions were recorded during the periods indicated:

	Year Ended December 31,		Six Months Ended December 31, 2000
	2002	2001
	(In Thousands)
Gain (loss) on the sales of available-for-sale securities:
Investment securities	$35,365	$14,727	$(14,210)
Mortgage-backed securities	520	3,571	(19,102)

	35,885	18,298	(33,312)

Gain on the sales of trading securities:
Investment securities	—	—	2,466
Mortgage-backed securities	—	—	876

	—	—	3,342

Changes in the fair values of derivative financial instruments not qualifying for hedge accounting:
Interest rate floor agreements	6,727	(870)	(25)
Forward loan sales commitments	—	—	(665)
Conforming loan commitments	—	—	(380)

	6,727	(870)	(1,070)

Amortization expense on the deferred loss on terminated interest rate swap agreements included in accumulated other comprehensive income (loss)	(2,034)	(2,034)	(170)
Loss on the termination of interest rate swap agreements	—	—	(38,209)
Other items, net	5	28	(43)

Gain (loss) on the sales of securities and changes in fair values of derivatives, net	$40,583	$15,422	$(69,462)

During the years ended December 31, 2002 and 2001, the Corporation sold available-for-sale investment and mortgage-backed securities totaling approximately $1.1 billion for each year resulting in pre-tax gains of $35.9 million and $18.3 million, respectively. These net gains were recognized to offset the valuation adjustment losses of $60.4 million and $19.1 million, respectively, in the mortgage servicing rights portfolio for the years ended December 31, 2002 and 2001. At December 31, 2002 and 2001, the Corporation had interest rate floor agreements with notional amounts totaling $1.2 billion and $630.0 million, respectively, with a net market value adjustment gain totaling $6.7 million for 2002 and a net loss totaling $870,000 for 2001. These interest rate floor agreements are used to protect the fair value of the mortgage servicing rights portfolio to impairment exposure risk from declining interest rates. In December 2000, the Corporation incurred losses totaling $8.6 million on terminated interest rate swap agreements. Since the related hedged FHLB advances and deposit liabilities were not paid, this loss was included in other comprehensive income with $2.0 million amortized to operations during each of the years ended December 31, 2002 and 2001. The unamortized balance of these terminated interest rate swap agreements totaled $4.4 million and $6.4 million, respectively, at December 31, 2002 and 2001.

During the six months ended December 31, 2000, the Corporation realized a pre-tax net loss totaling $30.0 million on the sales of available-for-sale and trading securities. This net loss was the result of the Corporation selling securities in the trading portfolio totaling $429.8 million and in the available-for-sale portfolio totaling $765.6 million during the six months ended December 31, 2000. Effective July 1, 2000, the Corporation adopted the provisions of SFAS No. 133 and, under provisions of this statement, the Corporation transferred $432.6 million of its held-to-maturity portfolio of investment and mortgage-backed securities to the trading portfolio. The fair value adjustment of these transferred securities resulted in a pre-tax loss of $28.4 million ($18.5 million after-tax) recorded against current operations as of July 1, 2000, as a cumulative effect of a change in accounting principle, net of income tax benefits. The loss on the termination of interest rate swap agreements totaling $38.2 million resulted from the Corporation exiting interest rate swap agreements with a notional amount of $1.2 billion primarily due to the pay down of FHLB advances during the quarter ended December 31, 2000. Under SFAS No. 133, this loss of $38.2 million was recognized on these swap agreements ($1.0 billion notional amount) since the related hedged FHLB advances were paid off. A net loss of $1.1 million was also recorded during the six months ended December 31, 2000, resulting from the changes in fair value of certain derivatives.

There were no sales of securities available for sale during the fiscal year ended June 30, 2000.

Gain (Loss) on Sales of Loans

The category in the Consolidated Statement of Operations entitled “Gain (Loss) on Sales of Loans” also includes changes in the fair values of certain derivative financial instruments and hedged items. During the years ended December 31, 2002 and 2001, revenue from gains on the sales of loans and changes in the fair values of certain derivative financial instruments and hedged items totaled $36.2 million and $8.7 million, respectively. During the years ended December 31, 2002 and 2001, loans were sold totaling $3.4 billion and $2.7 billion, respectively, resulting in pre-tax gains of $28.5 million and $4.7 million, respectively. The increase in gains on sales of loans relate to the Corporation taking advantage of pricing opportunities resulting from historically low interest rates and unprecedented loan demand during 2002. Loans are typically originated by the Corporation and sold in the secondary market with loan servicing retained and without recourse to the Corporation. The Corporation’s derivative financial instruments (forward loan sales commitments and conforming commitments to originate loans) and certain hedged items (warehouse loans) are recorded at fair value with the changes in fair value reported in current earnings. For the years ended December 31, 2002 and 2001, the net changes in the fair values of these derivative financial instruments and certain hedged items resulted in net gains approximating $7.7 million and $4.0 million, respectively.

During the six months ended December 31, 2000 and 1999, loans were sold totaling approximately $2.3 billion and $341.6 million, respectively, resulting in a pre-tax loss of $18.0 million for the six months ended December 31, 2000, and a pre-tax gain of $241,000 for the December 31, 1999, six month period. As part of the August 2000 strategic initiatives to restructure the balance sheet, approximately $1.6 billion of 30-year residential mortgage loans were securitized and sold. This November 2000 sale of these securitized mortgage loans resulted in a pre-tax loss of $18.2 million, and allowed the Corporation to increase margins and the volume of loans serviced for others.

Real Estate Operations

The Corporation recorded net losses from real estate operations totaling $6.9 million and $7.0 million for the years ended December 31, 2002 and 2001. Real estate operations reflect impairment losses for real estate, net real estate operating activity, and gains and losses on dispositions of real estate. Impairment losses on real estate are recognized when and to the extent that the carrying value of a property is greater than its market value less estimated selling costs. The loss from real estate operations for 2002 is due primarily to impairment losses. These impairment losses totaling $5.2 million at December 31, 2002, consisted primarily of $2.0 million recorded on residential properties, $1.9 million on the Nevada residential master planned community development property and $1.2 million on commercial properties, compared to a total of $5.8 million at December 31, 2001, which consisted primarily of $3.0 million on the Nevada property and $2.2 million on residential properties. Net operating losses on real estate properties owned totaled $1.5 million for 2002 compared to $1.4 million for 2001 and expenses related to the Nevada property totaled $1.6 million and $767,000 for 2002 and 2001, respectively. Partially offsetting the impairment losses and operating expenses were net gains on the sale of real estate properties totaling $1.3 million and $826,000 for 2002 and 2001, respectively.

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

Bank Owned Life Insurance

In December 2000, the Corporation invested in a BOLI program with a contract value of $200.0 million. Revenue from the BOLI program became a significant component of other operating income beginning in calendar year 2001 and continued in 2002. In 2002, the Corporation recorded $14.1 million in revenue from the BOLI program compared to $13.9 million during the year ended December 31, 2001.

Other Operating Income

Other operating income totaled $33.3 million for the year ended December 31, 2002, compared to $32.4 million for the year ended December 31, 2001. The following details the major components of other operating income for the years ended December 31:

	2002	2001
	(In Thousands)
Brokerage commissions	$7,516	$9,955
Insurance commissions	6,228	6,100
Credit life and disability commissions	2,544	2,255
Mortgage loan income	6,427	4,420
Non-mortgage loan income	5,910	6,089
Miscellaneous other	4,669	3,628

Total other operating income	$33,294	$32,447

Brokerage commissions decreased $2.5 million comparing 2002 to 2001 due to decreased volumes of customer transactions attributable to the overall drop in stock market activity and value during 2002. Credit life and disability commissions increased during 2002 over 2001 due to increased volumes in policies written. Mortgage loan income increased $2.0 million in 2002 compared to 2001 primarily due to additional fees generated, such as prepayment fees, from the significant volume of mortgage loan refinance activity.

Other operating income totaled $13.5 million and $20.7 million, respectively, for the six months ended December 31, 2000 and 1999. Other operating income totaled $33.0 million for the fiscal year ended June 30, 2000. Brokerage commission income totaled $4.2 million and $4.5 million for the six months ended December 31, 2000 and 1999. The decrease in comparing periods was primarily attributable to the volatility in the stock market between 2000 to 1999. Insurance commission remained relatively stable and totaled $1.9 million for both six month periods. Credit life and disability insurance totaled $1.4 million and $2.0 million for the six months ended December 31, 2000 and 1999. Other operating income totaled $7.5 million and $12.3 million for the six months ended December 31, 2000 and 1999. The decrease for the 2000 six month period compared to the 1999 period was due primarily to the sale of the corporate headquarters building in December 1999 that resulted in a pre-tax gain of $8.5 million. Additionally, during the six months ended December 31, 2000, the Corporation recorded a $1.3 million gain on the sale of a parcel of the Corporation’s business park.

Non-Interest Expense

General and Administrative Expenses

General and administrative expenses totaled $258.4 million for 2002 compared to $232.7 million for 2001. The net increase of $25.6 million in general and administrative expenses for 2002 compared to 2001 is primarily due to the net gain of $15.6 million in exit costs and termination benefits recorded in 2001 and to an increase in compensation and benefits, losses and impairments on assets, an increase in advertising, write-off of deferred debt issuance costs and additional charitable contributions. These increases were partially offset by decreases in item processing and professional fees. Compensation and benefits increased $8.9 million for the year ended December 31, 2002, compared to 2001 primarily due to annual merit increases, increased bonuses and related employer taxes. Also in 2002 the Corporation recognized losses on the sales of fixed assets totaling $1.9 million and a loss on the impairment of fixed assets totaling $2.8 million, exceeding 2001 losses on sales of fixed assets by $882,000 and losses on impairment of fixed assets by $2.6 million. Advertising increased $3.2 million comparing the year ended December 31, 2002, to 2001 primarily due to the expanded promotion of products relating to checking accounts, consumer loans and business banking. Contributions increased $1.2 million over 2001 due to an additional $1.0 million contribution over 2001 to the Corporation’s charitable trust. On December 31, 2002, deferred debt issuance costs totaling $1.8 million were written off relating to the redemption of the Corporation’s cumulative trust preferred securities due May 15, 2027.

These increases in 2002 over 2001 were partially offset by decreases totaling $2.2 million and $3.2 million, respectively, in item processing and professional fees. The decrease in item processing is due to a decrease in transaction volume. The decrease in professional fees is attributable to the $4.1 million in legal expenses recorded in 2001 associated with the Corporation’s supervisory goodwill lawsuit against the United States.

Total general and administrative expenses were $232.7 million for the year ended December 31, 2001. Included in total general and administrative expenses is a net gain in exit costs and terminations benefits totaling $15.6 million resulting from pre-tax gains on the sale of 34 branches during 2001 totaling $18.3 million partially offset by expenses associated with right-sizing branch personnel ($2.0 million) and $754,000 in expenses to exit leasing operations. Major changes in expenses incurred or charged to operations during 2001 include (i) $13.9 million in bonuses and commissions for management incentive plans and retail and mortgage production incentive plans compared to $3.4 million for the six months ended December 31, 2000, (ii) employee medical and dental costs of $6.2 million compared to $2.9 million for the six months ended December 31, 2000, (iii) $4.1 million in legal expenses in 2001 associated with the Corporation’s supervisory goodwill lawsuit against the United States and (iv) $1.1 million in contributions of which $ 1.0 million was funded into the Corporation’s charitable trust.

Total general and administrative expenses totaled $147.6 million and $127.2 million for the six months ended December 31, 2000 and 1999, respectively. The net increase of $20.4 million in general and administrative expenses for the six months ended December 31, 2000, compared to the six months ended December 31, 1999, was primarily due to net increases in exit costs and termination benefits of $21.5 million, outside services of $1.7 million and other operating expenses of $1.3 million. These increases were partially offset by decreases of $2.1 million in compensation, $1.4 million in communication expense and $958,000 in occupancy and equipment. Excluding exit costs and termination benefits, general and administrative expenses decreased $1.1 million from $122.9 million to $121.8 million comparing the six months ended December 31, 2000, to the prior year period. This decrease was primarily due to a lower number of full-time equivalent employees comparing the respective periods, management’s emphasis on tighter cost controls and the effect of certain initiatives starting with the November 1999 branch divestitures and employee outplacement. The increase in exit costs and termination benefits is due to the implementation of key strategic initiatives announced August 2000. Exit costs and termination benefits totaling $25.8 million resulting from these key strategic initiatives relate to the sale and consolidation of branches ($14.5 million, net of gains on sales of branches totaling $2.5 million), costs to exit leasing operations ($4.6 million), strategic consulting fees ($2.9 million), management restructuring ($2.1 million) and other various initiatives ($1.7 million).

Intangible Assets Amortization

During the year ended December 31, 2002, the amortization of core value of deposits totaled $6.4 million compared to $7.2 million for the year ended December 31, 2001. The decrease in amortization expense for 2002 compared to 2001 is primarily due to core value of deposits amortizing on an accelerated basis.

Effective January 1, 2002, the Corporation adopted the provisions of SFAS No. 142. Beginning in 2002, goodwill is no longer subject to amortization, but is evaluated for impairment at least on an annual basis. During the quarter ended June 30, 2002, the Corporation completed the transitional impairment test on its goodwill as of January 1, 2002, as required by SFAS No. 142. No impairment loss was recognized as a result of this test. See Note 10 “Intangible Assets” to the Consolidated Financial Statements under Item 8 of this Report for additional information. Amortization expense for goodwill totaling $8.1 million for the year ended December 31, 2001, decreased compared to prior periods due to the write-off of a portion of intangible assets associated with the August 2000 branch divestiture initiatives.

Total amortization expense of intangible assets for the six months ended December 31, 2000, was $8.2 million compared to $9.3 million for the six months ended December 31, 1999. The amortization expense is lower due to core value of deposits amortized on an accelerated basis and from the write-off of a portion of intangible assets from the November 1999 branch sales and closings, and the finalization of a March 1999 acquisition for purchase accounting adjustments and core value study.

Income Tax Provision (Benefit)

The provision for income taxes totaled $43.7 million for the year ended December 31, 2002, compared to $43.4 million for the year ended December 31, 2001. The effective tax rate was 28.7% for 2002 compared to 30.7% for 2001. The effective tax rate for 2002 is lower than the rate for 2001 due to the cessation of goodwill amortization effective January 1, 2002, and to increases in tax-exempt interest income, life insurance proceeds and tax credits. The effective tax rates for 2002 and 2001 were lower than the statutory rate of 35.0% primarily due to tax benefits from the BOLI, tax-exempt interest income and tax credits.

For the six months ended December 31, 2000, the Corporation recorded an income tax benefit totaling $19.7 million, or an effective tax benefit rate of 28.1%. This compares to a provision for income taxes for the six months ended December 31, 1999, of $29.2 million, or an effective tax rate of 34.7%. The effective tax benefit rate of 28.1% differs from the statutory rate of 35.0% primarily due to nondeductible goodwill, the establishment of valuation allowances on deferred state taxes, tax exempt interest income and low income housing tax credits. For the fiscal year ended June 30, 2000, the provision for income taxes totaled $55.3 million, resulting in an effective income tax rate of 34.3%. The effective tax rate varied from the statutory rate of 35.0% for this fiscal year due to the tax benefits generated from the creation of a real estate investment trust and to increases in tax-exempt securities.

Cumulative Effect of Change in Accounting Principle

Effective July 1, 2000, the Corporation adopted the provisions of SFAS No. 133 which required the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. Since certain of the Corporation’s derivatives did not qualify for hedge accounting, this statement required that the fair values of these derivatives be recorded as a charge to operations on July 1, 2000, as a cumulative effect of a change in accounting principle. Also, under the provisions of this statement, the Corporation was permitted to transfer held-to-maturity securities to trading on July 1, 2000. The Corporation transferred held-to-maturity securities to trading with the adjustment to fair value on the transfer also recorded as a charge to operations as a cumulative effect of a change in accounting principle. The net effect of adopting the provisions of SFAS No. 133 was to record a net charge to operations totaling $19.1 million, net of income tax benefits of $10.3 million, or $.35 per share, as a cumulative effect of a change in accounting principle for the six months ended December 31, 2000. See Note 22 “Cumulative Effect of Change in Accounting Principle” to the Consolidated Financial Statements under Item 8 of this Report for additional information.

Effective July 1, 1999, the Corporation adopted the provisions of Statement of Position 98-5 “Reporting the Costs of Start-Up Activities.” This statement required that costs of start-up activities and organizational costs be expensed as incurred. Prior to this statement, these costs were capitalized and amortized over periods ranging from five to 25 years. The effect of adopting the provisions of this statement was to record a charge of $1.8 million, net of an income tax benefit of $978,000, or $.03 per diluted share, as a cumulative effect of a change in accounting principle for the fiscal year ended June 30, 2000. These costs consisted of organizational costs primarily associated with the creation of a real estate investment trust subsidiary and start-up costs of the proof of deposit department associated with processing customer transactions following the conversion of the Corporation’s deposit system.

Ratios

The table below sets forth certain performance ratios of the Corporation for the periods indicated:

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000

	2002	2001
Return on average assets: net income (loss) divided by average total assets	.82%	.76%	(1.01)%	.77%
Return on average equity: net income (loss) divided by average total stockholders’ equity	14.30	12.23	(15.30)%	10.85
Equity-to-assets ratio: average total stockholders’ equity to average total assets	5.76	6.21	6.62	7.10
General and administrative expenses divided by average total assets	1.96	1.81	2.16	1.87

The operating ratio for general and administrative expenses for the year ended December 31, 2002, is 1.96% compared to 1.81% for 2001. The 2001 ratio is favorably impacted by the recognition of net gains from exit costs and termination benefits totaling $15.6 million. The operating ratio for 2002 is higher compared to 2001 due to increased expenses totaling $10.1 million compared to 2001 partly offset by a net increase of $318.4 million in average assets for 2002 compared to 2001. Increases in the general and administrative expenses for 2002 compared to 2001 are due to asset impairment losses, write-off of issuance costs from debt prepayment, adjustments to deferred loan costs and an additional contribution to the Corporation’s charitable trust.

The operating ratio for general and administrative expenses of 1.81% for the year ended December 31, 2001, is lower compared to the ratio of 2.16% for the six months ended December 31, 2000. The operating ratio for 2001 is lower due to the recognition of net gains from exit costs and termination benefits of $15.6 million net of increased expenses associated with management incentives, legal costs and the establishment of a charitable trust along with a net decrease of $867.6 million in average assets. The operating ratio for the six months ended December 31, 2000 is unfavorably impacted by exit costs and termination benefits totaling $25.8 million.

Implementation of New Accounting Pronouncements

Effective January 1, 2002, the Corporation adopted the provisions of SFAS No. 142. As of January 1, 2002, goodwill was no longer subject to amortization but is evaluated annually for impairment. For calendar year 2002, goodwill totaling $7.8 million was not amortized against current operations due to the implementation of this statement. The initial adoption of this statement and the annual valuation of goodwill did not result in any impairment. Core value of deposits will continue to be amortized over their useful lives and reviewed for impairment under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 10 “Intangible Assets” to the Consolidated Financial Statements under Item 8 of this Report for additional information on this statement.

Also, effective January 1, 2002, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) that replaced SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. The adoption of the provisions of this statement had no effect on the Corporation’s financial position, liquidity or results of operations. On October 1, 2002, Statement of Financial Accounting Standards No. 147 “Acquisitions of Certain Financial Institutions” was issued. This statement provides guidance on the accounting for acquisitions of certain financial institutions. This statement had no effect on the Corporation’s financial position, liquidity or results of operations.

On November 25, 2002, Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. This Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation had no effect on the Corporation’s financial position, liquidity or results of operations.

On December 31, 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123” (“SFAS No. 148”) was issued. This statement amends Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 1 “Summary of Significant Accounting Policies” — “Stock-Based Compensation” to the Consolidated Financial Statements under Item 8 of this Report for these disclosures.

Liquidity and Capital Resources

The Corporation’s principal asset is its investment in the capital stock of the Bank. Since the Corporation does not generate any significant revenues independent of the Bank, the Corporation’s liquidity is dependent on the extent to which it receives cash distributions from the Bank. The Bank’s ability to pay cash distributions to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Capital distribution regulations of the OTS, as defined, permit the Bank, without requiring an application for approval from the OTS, to pay capital distributions during a calendar year up to 100.0% of the Bank’s retained net income (net income determined in accordance with generally accepted accounting principles less total capital distributions declared) for the current calendar year plus the Bank’s retained net income for the preceding two calendar years. At December 31, 2002, the Bank’s total distributions exceeded its retained net income by $219.9 million under this regulation thereby requiring the Bank to file an application with the OTS for any capital distribution. If the Bank’s regulatory capital would fall below certain levels, then applicable regulations would require approval by the OTS of any proposed distribution and, in some cases, would prohibit the distribution.

The Corporation manages its liquidity at both the parent company and subsidiary levels. At December 31, 2002, the cash of Commercial Federal Corporation (the “parent company”) totaled $40.2 million compared to $13.4 million at December 31, 2001. Due to the parent company’s limited independent operations, the parent company’s ability to make future interest and principal payments on its debt totaling $115.7 million at December 31, 2002, is dependent upon its receipt of cash distributions from the Bank.

During the year ended December 31, 2002, the parent company received cash distributions totaling $85.0 million from the Bank for the intended purposes of:

•	common stock cash dividends totaling $23.9 million paid by the parent company to its common stock shareholders,

•	principal payments totaling $17.8 million on the parent company’s five-year term note due June 30, 2004, and the revolving credit note,

•	interest payments totaling $9.7 million on the parent company’s debt, and

•	the financing of common stock repurchases of the Corporation totaling $25.7 million during 2002, with the remaining funds totaling $7.9 million to be utilized primarily for financing 2003 common stock repurchases of the Corporation.

During the year ended December 31, 2001, the parent company received cash distributions totaling $216.0 million from the Bank. These distributions were for (i) the financing of common stock repurchases of the Corporation totaling $161.3 million, (ii) principal payments totaling $28.3 million on the parent company’s 7.95% subordinated extendible notes, (iii) common stock cash dividends totaling $11.5 million paid by the parent company to its common stock shareholders, (iv) interest payments totaling $9.5 million on the parent company’s debt, and (v) principal payments of $5.4 million on the parent company’s five-year term note due June 30, 2004. During the six months ended December 31, 2000, and the fiscal year ended June 30, 2000, the parent company received cash distributions totaling $57.0 million and $117.8 million, respectively.

On December 30, 2002, the Corporation entered into a term and revolving credit agreement totaling $104.0 million. This credit facility is in the form of an unsecured, five-year term note due December 31, 2007, totaling $94.0 million and an unsecured revolving note totaling $10.0 million. On December 30, 2002, the $94.0 million term note was drawn down to repay a term note due June 30, 2004, for $49.4 million including accrued interest. The remaining proceeds of $44.6 million were used to redeem the 9.375% cumulative trust preferred securities that were paid off in full by the Corporation on December 31, 2002. This term note had an outstanding principal balance of $94.0 million at December 31, 2002. Terms of the note require quarterly principal payments of $2.4 million and quarterly interest payable at a monthly adjustable rate priced at 100 basis points below the lender’s national base rate, or 3.25% at December 31, 2002.

Cash dividends paid by the parent company to its common stock shareholders totaled $15.4 million, $15.2 million, $7.8 million and $15.8 million, respectively, during the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, and the fiscal year ended June 30, 2000. The payment of dividends on the common stock is subject to the discretion of the Board of Directors of the Corporation and depends on a variety of factors, including operating results and financial condition, liquidity, regulatory capital limitations and other factors. The Bank will continue to pay cash distributions to the parent company, subject to regulatory restrictions, to cover future principal and interest payments on the parent company’s debt and quarterly cash dividends on common stock when and as declared by the parent company. The parent company also receives cash from the exercise of stock options and the sale of stock under its employee benefits plan which totaled $5.3 million, $4.6 million, $775,000 and $2.4 million, respectively, during the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, and the fiscal year ended June 30, 2000. In addition, the parent company receives funds from the Bank for income tax benefits from operating losses of the parent company as provided in the corporate tax sharing agreement.

On December 31, 2002, the Corporation redeemed the $45.0 million of cumulative trust preferred securities of the CFC Preferred Trust. The CFC Preferred Trust had issued 1,800,000 shares (issue price of $25.00 per share) of fixed-rate 9.375% cumulative trust preferred securities due May 15, 2027. These securities were callable after May 14, 2002. The redemption price totaling $46.1 million consisted of the $45.0 million plus accrued interest of $1.1 million.

On February 28, 2002, the Board of Directors authorized the Corporation’s fifth common stock repurchase since April 1999 for 500,000 shares to be completed no later than December 31, 2003. On November 25, 2002, the Board of Directors authorized the sixth common stock repurchase for 5,000,000 shares to be completed no later than June 30, 2004. Repurchases under the 500,000 shares authorization began July 19, 2002, after the Corporation’s fourth repurchase program was completed on January 28, 2002. No shares of common stock have been repurchased under the 5,000,000 share authorization through December 31, 2002. For the year ended December 31, 2002, the Corporation repurchased 1,057,700 shares of its common stock at a total cost of $25.7 million. During 2001, the Corporation repurchased 7,662,600 shares of its common stock at a cost of $180.9 million and during the six months ended December 31, 2000, repurchased 2,765,400 shares at a cost of $49.0 million. During the fiscal year end June 30, 2000, the Corporation repurchased 3,773,500 shares at a cost of $63.9 million.

The Corporation’s original issuance of $50.0 million of 7.95% fixed-rate subordinated extendible notes due December 1, 2006 (the “Notes”) were redeemable by the holders on December 1, 2001. A total of $28.3 million was redeemed, leaving an outstanding balance of $21.7 million. The Corporation and noteholders may elect to redeem the Notes in whole on December 1, 2004, the next interest reset date, at par plus accrued interest. Contractual interest on the Notes is paid monthly and was set at 7.95% until December 1, 2004, the next reset date selected by management. This interest rate of 7.95% exceeds 105% of the effective interest rate on comparable maturity U.S. Treasury obligations, as defined in the Indenture. The Notes are unsecured general obligations of the Corporation.

The Corporation’s primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the FHLB and (iv) cash generated from operations. Net cash flows used by operating activities totaled $499.1 million and $110.8 million, respectively, for the years ended December 31, 2002 and 2001. Net cash flows provided by operating activities totaled $413.3 million and $183.4 million, respectively, for the six months ended December 31, 2000, and the fiscal year ended June 30, 2000. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans. Given the low interest rate environments in 2002 and 2001, the Corporation experienced significant increases in residential loan activity. During the years ended December 31, 2002 and 2001, the Corporation purchased and originated $3.9 billion and $3.0 billion, respectively, in loans for resale. Proceeds from the sales of loans for resale totaled $3.4 billion and $2.7 billion, respectively, for the years ended December 31, 2002 and 2001.

Certain amounts from operating activities for the six months ended December 31, 2000, reflect the balance sheet restructuring announced in August 2000. On July 1, 2000, the Corporation transferred approximately $1.8 billion of held-to-maturity securities to the trading and available-for-sale portfolios. During the six months ended December 31, 2000, the Corporation sold investment and mortgage-backed securities totaling $1.2 million resulting in a net loss of $30.0 million and sold securitized residential loans totaling approximately $1.6 billion resulting in a loss of $18.2 million. Proceeds from these sales were used to purchase lower-risk, higher-yielding assets, repay advances from the FHLB and repurchase common stock.

Net cash flows provided by investing activities totaled $447.2 million and $786.2 million, respectively, for the year ended December 31, 2002, and for the six months ended December 31, 2000. Net cash flows used by investing activities totaled $469.1 million and $1.2 billion for the year ended December 31, 2001, and the fiscal year ended June 30, 2000, respectively. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities and (ii) the purchase and origination of loans held for investment and (iii) the purchases and sales of mortgage-backed and investment securities. During 2002, the Corporation sold investment and mortgage-backed securities totaling $1.1 billion resulting in pre-tax gains of $35.9 million. The gains on the sales of these available-for-sale securities were recognized to help offset the valuation adjustment loss of $60.4 million in the mortgage servicing right portfolio incurred in 2002. During the year ended December 31, 2001, the Corporation sold 34 branches as part of the year 2000 strategic initiatives. The divestiture of these branches was represented by the $259.1 million of cash outflow consisting primarily of the outflow of deposits sold totaling $446.3 million. Also during the year ended December 31, 2001, the Corporation sold investment and mortgage-backed securities totaling $1.1 billion resulting in pre-tax gains of $18.3 million. These gains on the sales of investment and mortgage-backed securities were recognized in part to offset the valuation adjustment loss of $19.1 million in the mortgage servicing rights portfolio. A substantial portion of the leasing portfolio was sold in February 2001 for cash and a secured note for $9.5 million. During the six months ended December 31, 2000, the Corporation made an investment of $200.0 million in a BOLI program.

Net cash flows provided by financing activities totaled $45.8 million, $594.4 million and $889.6 million, respectively, for the years ended December 31, 2002 and 2001, and the fiscal year ended June 30, 2000. Net cash flows used by financing activities totaled $1.2 billion for the six months ended December 31, 2000. Advances from the FHLB and deposits have been the primary sources to balance the Corporation’s funding needs during each of the periods presented. Excluding the effect of branch sales, the Corporation increased its deposits by $67.8 million for 2002 compared to a decrease of $851.7 million in 2001. The $67.8 million net increase in deposits for 2002 over 2001 was attributable to increases in checking accounts of $270.7 million and brokered certificates of deposits of $167.8 million offset by decreases in retail certificates of deposits and savings accounts. During the year ended December 31, 2002, the Corporation purchased $700.0 million in notional amount of swaptions at a cost of $34.3 million to hedge the call option on $700.0 million of fixed-rate FHLB advances that are convertible into adjustable-rate advances at the option of the FHLB. During 2002, the Corporation repurchased shares of its common stock at a cost of $25.7 million.

The net decrease of $851.7 million in deposits for the year ended December 31, 2001, is due to the run-off of higher costing certificates of deposits and the reduction in brokered deposits used for funding needs. For the year 2001, certificates of deposit decreased by approximately $1.2 billion, including a reduction of $269.2 million in brokered deposits, pursuant to the Corporation’s business plan. The Corporation had fixed-rate long-term FHLB advances with balances totaling $1.7 billion at December 31, 2001, that were callable at the option of the FHLB. During the year ended December 31, 2001, the Corporation purchased $1.0 billion of swaptions at a cost of $68.3 million to hedge the call option on $1.0 billion of convertible advances. In November 2001, the Bank issued and sold $30.0 million of floating rate subordinated debt securities due December 2011. In December 2001, the Bank issued and sold $20.0 million of floating rate junior subordinated debentures due December 2031. The $30.0 million of subordinated debt securities and the $20.0 million of junior subordinated debentures are includable as part of supplementary Tier 2 regulatory capital for the Bank. Proceeds from these issuances were utilized by the Bank to make capital distributions to the Corporation. In November 2001, a distribution for $30.0 million was used to redeem $28.3 million of the Corporation’s 7.95% subordinated extendible notes and to repurchase common stock. In January 2002, a distribution for $20.0 million was used to repay $7.0 million of the Corporation’s revolving line of credit and to repurchase common stock. During the year ended December 31, 2001, the Corporation repurchased shares of its common stock at a cost of $180.9 million.

The Corporation experienced net increases in deposits totaling $364.0 million for the six months ended December 31, 2000. The net increase in deposits for this six month period was primarily due to the Corporation’s expanded use of brokered deposits for funding needs. At December 31, 2000, brokered certificates of deposits totaled $322.1 million compared to $82.4 million at June 30, 2000. During the six months ended December 31, 2000, the Corporation borrowed long-term FHLB advances that were callable at the option of the FHLB. During the six months ended December 31, 2000, the Corporation repurchased shares of its common stock at a cost of $49.0 million.

Excluding deposits acquired in acquisitions, the Corporation experienced net decreases in deposits of $325.8 million for the fiscal year ended June 30, 2000. These decreases in deposits were primarily due to depositors seeking higher-yielding investment options. During the fiscal year ended June 30, 2000, the Corporation borrowed long-term FHLB advances that were callable at the option of the FHLB. Such advances provided the Corporation with lower costing interest-bearing liabilities than other funding alternatives. The one-year notes for $40.0 million from an acquisition were paid in full on July 30, 1999. The $32.5 million term note due July 31, 2003, was refinanced on July 1, 1999. The proceeds to pay these notes came from a term note for $72.5 million due June 30, 2004, unsecured, with quarterly principal payments of $1.8 million and interest payable quarterly. During fiscal year 2000, the Corporation repurchased shares of its common stock at a cost of $63.9 million.

Contractual Obligations and Other Commitments

Through the normal course of operations, the Corporation enters into certain contractual obligations and other commitments. These obligations generally relate to funding of operations through debt issuances as well as leases for premises and equipment. As a financial institution, the Corporation routinely enters into commitments to extend credit, including loan commitments, standby letters of credit and financial guarantees. These commitments are generally expected to settle within three months following December 31, 2002. These outstanding loan commitments to extend credit in order to originate loans or fund commercial and consumer loans lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. Such commitments are subject to the same credit policies and approval processes accorded to loans made by the Corporation. Mortgage loan commitments include loans in the process of approval for which the Corporation has rate lock commitments. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described.

The Corporation also enters into derivative financial instruments as part of its interest rate risk management process. See “Asset/Liability Management” and Note 14 “Derivative Financial Instruments” to the Consolidated Financial Statements under Item 8 of this Report for additional information regarding derivative financial instruments.

The following presents the Corporation’s outstanding commitments at December 31, 2002:

(In Thousands)
To fund and purchase:
Single-family fixed-rate mortgage loans	$731,115
Single-family adjustable-rate mortgage loans	223,810
Commercial real estate fixed-rate loans	41,640
Commerical real estate adjustable-rate loans	60,631
Consumer, commercial operating and agricultural loans	20,920
Consumer unused lines of credit	211,943
Commercial unused lines of credit	85,626

Totals — commitments to fund and purchase	$1,375,685

Mandatory forward delivery commitments to sell residential mortgage loans	$1,391,000

The following presents the Corporation’s contractual obligations at December 31, 2002:

Due December 31:	Long-term Debt	Lease Obligations	Total
	(In Thousands)
2003	$46,981	$6,547	$53,528
2004	9,400	5,371	14,771
2005	9,400	3,350	12,750
2006	131,125	2,567	133,692
2007	156,400	1,988	158,388
2008 and thereafter	250,000	13,463	263,463

Totals	$603,306	$33,286	$636,592

The maintenance of an appropriate level of liquid resources to provide funding necessary to meet the Corporation’s current business activities and obligations is an integral element in the management of the Corporation’s assets. Liquidity levels will vary depending upon savings flows, future loan fundings, cash operating needs, collateral requirements and general prevailing economic conditions. The Bank does not foresee any difficulty in meeting its liquidity requirements. The Bank’s procedures for managing its liquidity are sufficient to ensure the Bank’s safe and sound operations.

Impact of Inflation and Changing Prices

The consolidated financial statements and related consolidated financial information are prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant effect on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information included in the “Asset/Liability Management” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 of this Report, is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Controls

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

Management assessed Commercial Federal Corporation’s internal control over financial reporting, including the safeguarding of assets, as of December 31, 2002. This assessment was based on the criteria for effective internal control described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management believes that Commercial Federal Corporation maintained effective internal control over financial reporting, including safeguarding of assets, as of December 31, 2002.

Our Board of Directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of independent, non-management, Board members. The Audit Committee meets regularly with the independent auditors and with the Commercial Federal Corporation’s internal auditors, both privately and with management present, to review accounting, auditing, internal controls and financial reporting matters.

The Corporation’s consolidated financial statements have been audited by Deloitte & Touche LLP, our independent auditors. As part of its audit, Deloitte & Touche LLP considers the Corporation’s internal controls to establish a basis for reliance thereon in determining the nature, timing, and extent of auditing procedures considered necessary to render its opinion as to the fair presentation, in all material respects, of the consolidated financial statements, which is based on independent audits made in accordance with auditing standards generally accepted in the United States of America. Management’s assertion that the Corporation maintained effective internal control over financial reporting for financial presentations in conformity with accounting principles generally accepted in the United States of America has been examined by Deloitte & Touche LLP. Management has made available to Deloitte & Touche LLP all the Corporation’s financial records and related data, and information concerning the Corporation’s internal control over financial reporting, and believes that all representations made to Deloitte & Touche LLP during its audits and examination were valid and appropriate.

William A. Fitzgerald Chairman of the Board and Chief Executive Officer	David S. Fisher Chief Financial Officer

INDEPENDENT ACCOUNTANTS’ REPORT

To the Audit Committee

Commercial Federal Corporation

Omaha, Nebraska

We have examined management’s assertion, included in the accompanying Management’s Report on Internal Controls, that Commercial Federal Corporation (the “Corporation”) maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with accounting principles generally accepted in the United States of America as of December 31, 2002, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO report”). Management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management’s assertion based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of internal control over financial reporting, testing, and evaluating the design and operating effectiveness of the internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in any internal control, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of internal control over financial reporting to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assertion that the Corporation maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with accounting principles generally accepted in the United States of America as of December 31, 2002, is fairly stated, in all material respects, based on the criteria established in the COSO report.

Omaha, Nebraska

February 6, 2003

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders

Commercial Federal Corporation

Omaha, Nebraska

We have audited the accompanying consolidated statements of financial condition of Commercial Federal Corporation and subsidiaries (the “Corporation”) as of December 31, 2002, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2002, for the six months ended December 31, 2000, and for the year ended June 30, 2000. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial Federal Corporation and subsidiaries as of December 31, 2002, 2001 and 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, for the six months ended December 31, 2000, and for the year ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 2002, the Corporation changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” As discussed in Note 22 to the consolidated financial statements, effective July 1, 2000, the Corporation changed its method of accounting for derivatives to conform with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and effective July 1, 1999, the Corporation changed its method of accounting for start-up activities and organizational costs to conform with the provisions of Statement of Position 98-5 “Reporting the Costs of Start-Up Activities.”

Omaha, Nebraska

February 6, 2003

(March 24, 2003 as to Note 18)

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	December 31,
	2002	2001	2000
	(Dollars in Thousands)
ASSETS
Cash (including short-term investments of $505, $590 and $1,283)	$200,581	$206,765	$192,358
Investment securities available for sale, at fair value	1,296,050	1,150,345	771,137
Mortgage-backed securities available for sale, at fair value	1,632,622	1,829,728	1,514,510
Loans held for sale, net	868,569	337,050	242,200
Loans receivable, net of allowances of $106,148, $102,359 and $82,263	7,703,016	8,066,375	8,651,174
Federal Home Loan Bank stock	283,193	253,946	251,537
Real estate, net	51,482	57,476	38,331
Premises and equipment, net	148,374	158,691	167,210
Bank owned life insurance	228,958	214,585	200,713
Other assets	483,540	435,174	303,707
Core value of deposits, net of accumulated amortization of $61,268, $54,900 and $51,835	22,365	28,733	36,209
Goodwill	162,717	162,717	171,218

Total Assets	$13,081,467	$12,901,585	$12,540,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$6,439,041	$6,396,522	$7,694,486
Advances from Federal Home Loan Bank	4,848,997	4,939,056	3,565,465
Other borrowings	603,306	520,213	175,343
Other liabilities	433,602	311,140	241,271

Total Liabilities	12,324,946	12,166,931	11,676,565

Commitments and Contingencies	—	—	—

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 45,270,360, 45,974,648 and 53,208,628 shares issued and outstanding	453	460	532
Additional paid-in capital	61,712	80,799	255,870
Retained earnings	797,778	705,160	622,659
Accumulated other comprehensive loss, net	(103,422)	(51,765)	(15,322)

Total Stockholders’ Equity	756,521	734,654	863,739

Total Liabilities and Stockholders’ Equity	$13,081,467	$12,901,585	$12,540,304

See accompanying Notes to Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
	(Dollars in Thousands)
Interest Income:
Loans receivable	$607,370	$685,480	$408,582	$759,711
Mortgage-backed securities	93,047	109,657	49,334	82,563
Investment securities	76,636	76,237	40,816	85,416

Total interest income	777,053	871,374	498,732	927,690
Interest Expense:
Deposits	179,596	310,367	184,579	325,674
Advances from Federal Home Loan Bank	243,710	234,213	152,317	240,924
Other borrowings	26,019	19,365	7,401	18,951

Total interest expense	449,325	563,945	344,297	585,549
Net Interest Income	327,728	307,429	154,435	342,141
Provision for Loan Losses	(31,002)	(38,945)	(27,854)	(13,760)

Net Interest Income After Provision for Loan Losses	296,726	268,484	126,581	328,381
Other Income (Loss):
Retail fees and charges	55,279	53,519	25,650	43,230
Loan servicing fees, net	8,099	22,680	12,104	25,194
Mortgage servicing rights valuation adjustment	(60,417)	(19,058)	(583)	—
Gain (loss) on sales of securities and changes in fair values of derivatives, net	40,583	15,422	(69,462)	—
Gain (loss) on sales of loans	36,173	8,739	(18,023)	(110)
Bank owned life insurance	14,115	13,863	713	—
Real estate operations	(6,926)	(6,971)	(4,809)	(88)
Other operating income	33,294	32,447	13,474	33,015

Total other income (loss)	120,200	120,641	(40,936)	101,241
Other Expense (Gain):
General and administrative expenses—
Compensation and benefits	114,022	105,120	53,306	111,720
Occupancy and equipment	38,956	37,726	19,015	38,873
Data processing	17,861	18,019	9,685	18,834
Advertising	15,171	11,995	6,531	15,100
Communication	13,071	13,731	7,109	16,201
Item processing	14,225	16,413	8,120	15,683
Outside services	13,833	13,765	7,549	11,801
Other operating expenses	31,232	31,521	10,480	19,180
Exit costs and termination benefits (gain)	—	(15,566)	25,764	3,941

Total general and administrative expenses	258,371	232,724	147,559	251,333
Amortization of core value of deposits	6,368	7,211	3,903	8,563
Amortization of goodwill	—	8,134	4,250	8,673

Total other expense (gain)	264,739	248,069	155,712	268,569

Income (Loss) Before Income Taxes and Cumulative Effect of Change in Accounting Principle	152,187	141,056	(70,067)	161,053
Income Tax Provision (Benefit)	43,723	43,374	(19,691)	55,269

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	108,464	97,682	(50,376)	105,784
Cumulative Effect of Change in Accounting Principle, Net of Tax Benefit	—	—	(19,125)	(1,776)

Net Income (Loss)	$108,464	$97,682	$(69,501)	$104,008

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS—(Continued)

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
Weighted Average Number of Common Shares Outstanding Used in Basic Earnings Per Share Calculation	45,289,967	49,995,621	54,705,067	58,024,192
Add Assumed Exercise of Outstanding Stock Options as Adjustments for Dilutive Securities	560,237	497,298	—	218,173

Weighted Average Number of Common Shares Outstanding Used in Diluted Earnings Per Share Calculation	45,850,204	50,492,919	54,705,067	58,242,365

Basic Earnings (Loss) Per Common Share:
Income (loss) before cumulative effect of change in accounting principle	$2.39	$1.95	$(.92)	$1.82
Cumulative effect of change in accounting principle, net	—	—	(.35)	(.03)

Net Income (Loss)	$2.39	$1.95	$(1.27)	$1.79

Diluted Earnings (Loss) Per Common Share:
Income (loss) before cumulative effect of change in accounting principle	$2.37	$1.93	$(.92)	$1.82
Cumulative effect of change in accounting principle, net	—	—	(.35)	(.03)

Net Income (Loss)	$2.37	$1.93	$(1.27)	$1.79

Dividends Declared Per Common Share	$.35	$.31	$.14	$.28

See accompanying Notes to Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
	(Dollars in Thousands)
Net Income (Loss)	$108,464	$97,682	$(69,501)	$104,008
Other Comprehensive Income (Loss):
Unrealized holding gains (losses) on securities available for sale	107,148	28,890	77,728	(12,242)
Fair value adjustment on interest rate swap agreements	(145,614)	(72,661)	(92,749)	—
Fair value change on interest only strips	(6,289)	1,901	(1,700)	2,057
Reclassification of net losses (gains) included in net income (loss) pertaining to:
Securities sold	(35,885)	(18,298)	29,970	—
Termination of interest rate swap agreements	—	—	38,209	—
Amortization of fair value adjustments on interest rate swap agreements	2,034	2,034	170	—

Other Comprehensive Income (Loss) Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(78,606)	(58,134)	51,628	(10,185)
Income Tax Provision (Benefit)	(26,949)	(21,691)	20,250	(3,807)

Other Comprehensive Income (Loss) Before Cumulative Effect of Change in Accounting Principle	(51,657)	(36,443)	31,378	(6,378)
Cumulative Effect of Change in Accounting Principle, Net of Tax Benefit	—	—	(30,760)	—

Other Comprehensive Income (Loss)	(51,657)	(36,443)	618	(6,378)

Comprehensive Income (Loss)	$56,807	$61,239	$(68,883)	$97,630

See accompanying Notes to Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total
	(Dollars in Thousands)
Balance, June 30, 1999	$596	$364,320	$611,529	$(9,562)	$966,883
Issuance of 102,535 shares under certain compensation and employee plans	1	2,388	—	—	2,389
Restricted stock and deferred compensation plans, net	—	784	—	—	784
Purchase and cancellation of 3,773,500 shares of common stock	(38)	(63,857)	—	—	(63,895)
Cash dividends declared	—	—	(15,813)	—	(15,813)
Net income	—	—	104,008	—	104,008
Other comprehensive loss	—	—	—	(6,378)	(6,378)

Balance, June 30, 2000	559	303,635	699,724	(15,940)	987,978
Issuance of 51,144 shares under certain compensation and employee plans	1	800	—	—	801
Restricted stock and deferred compensation plans, net	—	360	—	—	360
Purchase and cancellation of 2,765,400 shares of common stock	(28)	(48,925)	—	—	(48,953)
Cash dividends declared	—	—	(7,564)	—	(7,564)
Net loss	—	—	(69,501)	—	(69,501)
Other comprehensive income	—	—	—	618	618

Balance, December 31, 2000	$532	$255,870	$622,659	$(15,322)	$863,739

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Continued)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total
	(Dollars in Thousands)
Balance, December 31, 2000	$532	$255,870	$622,659	$(15,322)	$863,739
Issuance of 428,620 shares under certain compensation and employee plans	5	5,274	—	—	5,279
Restricted stock and deferred compensation plans, net	—	455	—	—	455
Purchase and cancellation of 7,662,600 shares of common stock	(77)	(180,800)	—	—	(180,877)
Cash dividends declared	—	—	(15,181)	—	(15,181)
Net income	—	—	97,682	—	97,682
Other comprehensive loss	—	—	—	(36,443)	(36,443)

Balance, December 31, 2001	460	80,799	705,160	(51,765)	734,654
Issuance of 353,412 shares under certain compensation and employee plans	4	5,745	—	—	5,749
Restricted stock and deferred compensation plans, net	—	866	—	—	866
Purchase and cancellation of 1,057,700 shares of common stock	(11)	(25,698)	—	—	(25,709)
Cash dividends declared	—	—	(15,846)	—	(15,846)
Net income	—	—	108,464	—	108,464
Other comprehensive loss	—	—	—	(51,657)	(51,657)

Balance, December 31, 2002	$453	$61,712	$797,778	$(103,422)	$756,521

See accompanying Notes to Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$108,464	$97,682	$(69,501)	$104,008
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Cumulative effect of change in accounting principle, net	—	—	19,125	1,776
Amortization of core value of deposits	6,368	7,211	3,903	8,563
Amortization of goodwill	—	8,134	4,250	8,673
Provision for losses on loans	31,002	38,945	27,854	13,760
Depreciation and amortization	19,143	18,841	9,968	20,414
Amortization of deferred discounts and fees, net of premiums	20,775	3,236	1,493	581
Amortization of mortgage servicing rights	31,025	17,092	4,558	8,703
Valuation adjustment of mortgage servicing rights	60,417	19,058	583	—
Deferred tax provision (benefit)	(29,580)	(13,861)	(30,965)	34,302
(Gain) loss on sales of real estate and loans, net	(37,464)	(9,564)	17,593	(1,258)
(Gain) loss on sales of securities and changes in fair values of derivatives, net	(40,583)	(15,422)	69,462	—
Increase in bank owned life insurance, net	(14,373)	(13,872)	(713)	—
Gain on sales of branches and other facilities	(875)	(18,304)	(2,516)	(8,506)
Proceeds from sales of loans	3,389,897	2,741,142	631,542	761,960
Origination of loans for resale	(1,186,151)	(913,931)	(199,364)	(185,994)
Purchases of loans for resale	(2,776,368)	(2,098,729)	(445,265)	(525,236)
Stock dividends from Federal Home Loan Bank	—	—	—	(7,479)
Proceeds from sales of mortgage-backed securities—trading	—	—	65,596	—
Proceeds from sales of investment securities—trading	—	—	339,123	—
Decrease (increase) in interest receivable	3,637	11,878	(2,544)	(4,478)
(Decrease) increase in interest payable and other liabilities	(40,629)	86,050	23,337	17,587
Other items, net	(43,826)	(76,416)	(54,215)	(63,949)

Total adjustments	(607,585)	(208,512)	482,805	79,419

Net cash (used) provided by operating activities	$(499,121)	$(110,830)	$413,304	$183,427

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
	(Dollars in Thousands)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of loans	$(835,317)	$(489,976)	$(283,198)	$(1,430,920)
Proceeds from sales of securitized loans	—	—	1,633,330	—
Repayment of loans, net of originations	1,109,472	903,881	144,025	222,190
Principal repayments of mortgage-backed securities available for sale	1,038,420	711,280	107,684	45,869
Purchases of mortgage-backed securities available for sale	(818,299)	(1,074,215)	(909,599)	—
Proceeds from sales of mortgage-backed securities available for sale	51,260	102,131	463,257	—
Principal repayments of mortgage-backed securities held to maturity	—	—	—	195,043
Purchases of mortgage-backed securities held to maturity	—	—	—	(160,073)
Maturities and repayments of investment securities held to maturity	—	—	—	41,207
Purchases of investment securities held to maturity	—	—	—	(105,865)
Purchases of investment securities available for sale	(1,184,749)	(1,475,511)	(467,033)	—
Proceeds from sales of investment securities available for sale	1,102,022	977,146	269,007	—
Maturities and repayments of investment securities available for sale	28,036	135,363	23,439	10,170
Purchases of mortgage servicing rights	(18,315)	—	—	—
Purchase of bank-owned life insurance	—	—	(200,000)	—
Proceeds from sales of Federal Home Loan Bank stock	20,544	69,889	15,841	3,571
Purchases of Federal Home Loan Bank stock	(49,791)	(72,299)	(11,622)	(57,719)
Divestiture of branches, net	(23,673)	(259,102)	—	—
Proceeds from sales of real estate	33,300	19,554	11,372	24,371
Payments to acquire real estate	(2,676)	(2,285)	(278)	(406)
Purchases of premises and equipment, net	(8,906)	(12,349)	(5,074)	(8,298)
Other items, net	5,827	(2,639)	(4,911)	(5,826)

Net cash provided (used) by investing activities	$447,155	$(469,132)	$786,240	$(1,226,686)

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
	(Dollars in Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	$67,809	$(851,697)	$363,986	$(325,809)
Proceeds from Federal Home Loan Bank advances	900,000	1,807,060	400,000	3,413,000
Repayments of Federal Home Loan Bank advances	(934,675)	(444,450)	(1,884,120)	(1,995,350)
Proceeds from securities sold under agreements to repurchase	218,660	264,073	4,727	12,902
Repayments of securities sold under agreements to repurchase	(20,126)	(69,066)	(31,201)	(107,143)
Proceeds from issuances of other borrowings	94,000	187,195	—	50,000
Repayments of other borrowings	(209,441)	(37,338)	(4,211)	(80,742)
Purchases of swaption agreements	(34,337)	(68,344)	—	—
Payments of cash dividends on common stock	(15,449)	(15,239)	(7,755)	(15,776)
Repurchases of common stock	(25,709)	(180,877)	(48,953)	(63,895)
Issuance of common stock	5,288	4,579	775	2,363
Other items, net	(238)	(1,527)	—	—

Net cash provided (used) by financing activities	45,782	594,369	(1,206,752)	889,550

CASH AND CASH EQUIVALENTS
(Decrease) increase in net cash position	(6,184)	14,407	(7,208)	(153,709)
Balance, beginning of year	206,765	192,358	199,566	353,275

Balance, end of year	$200,581	$206,765	$192,358	$199,566

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest expense	$441,734	$581,524	$338,028	$583,440
Income taxes, net	69,596	31,049	(12,361)	6,514
Non-cash investing and financing activities:
Securities transferred from held-to-maturity to trading	—	—	432,596	—
Securities transferred from held-to-maturity to available for sale	—	—	1,318,599	—
Loans exchanged for mortgage-backed securities	76,947	41,910	3,543	42,635
Loans transferred to real estate	34,838	41,371	6,998	24,002
Loans to facilitate the sale of real estate	—	180	—	—
Common stock received in connection with employee benefit and incentive plans, net	(265)	(114)	—	(135)

See accompanying Notes to Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Columnar Dollars in Footnotes are in Thousands Except Per Share Amounts)

Note 1.    Summary of Significant Accounting Policies

Nature of Business

The Corporation is a unitary non-diversified savings and loan holding company whose primary asset is the Bank. The Bank provides consumer and commercial banking services including single-family residential lending, consumer lending, commercial real estate lending, commercial operating and industrial lending, small business banking, construction lending, mortgage loan servicing, cash management, brokerage and insurance services and Internet banking. The Bank conducts loan origination activities through its branch office network, loan offices and a nationwide correspondent network.

Basis of Consolidation

The consolidated financial statements are prepared on an accrual basis and include the accounts of Commercial Federal Corporation, its wholly-owned subsidiary, Commercial Federal Bank, a Federal Savings Bank, and all majority-owned subsidiaries of the Corporation and Bank. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior periods presented have been reclassified to conform to the December 31, 2002, presentation for comparative purposes.

Change in Fiscal Year End

On August 14, 2000, the Board of Directors approved a change in the Corporation’s fiscal year end from June 30 to December 31. This change was effective December 31, 2000. As a result, the Corporation reported a six month transition period from July 1, 2000, through December 31, 2000, reflecting the Corporation’s six months of operations, comprehensive income, changes in stockholders’ equity and cash flows.

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

Securities

Securities are classified in one of three categories and are accounted for as follows:

•	Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as “held-to-maturity securities.” These securities are reported at amortized cost.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as “trading securities.” Trading securities are reported at fair value, with unrealized gains and losses included in earnings.

•	Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as “available-for-sale securities.” Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of deferred income taxes as a separate component of accumulated other comprehensive income.

At December 31, 2002, 2001 and 2000, the Corporation did not have any securities classified as held to maturity or trading in its portfolio. Premiums and discounts are amortized over the contractual or estimated lives of the related securities using the level yield method. Any unrealized losses on securities reflecting a decline in their fair value considered to be other than temporary are charged against earnings. Realized gains or losses on securities available for sale are based on the specific identification method and are included in results of operations on the trade date of the sales transaction.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are recorded at the contractual amounts owed by borrowers less unamortized discounts, net of premiums, undisbursed funds on loans in process, deferred loan fees and the allowance for loan losses. Interest on loans is accrued to income as earned, except the accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to make the payments as they become due. When the interest accrual is discontinued, all accrued interest is reversed against interest income. Interest is not accrued on first mortgage loans if four or more monthly payments are missed. For all other loans, except credit cards, interest is not accrued when the loan becomes contractually delinquent 90 days or more. Credit cards continue to accrue interest up to 120 days past due at which point the credit card balance plus accrued interest are charged off. Any related discounts or premiums on loans are amortized into interest income using the level yield method over the contractual or estimated lives of the loans, adjusted for actual prepayments. Loan origination fees, commitment fees and direct loan origination costs are deferred and recognized as a yield adjustment over the estimated average life of the loan or over the contractual lives of the loans, adjusted for actual prepayments.

Loans held for sale include originated and purchased mortgage loans intended for sale in the secondary market. The Corporation enters into forward sales commitments to manage interest rate risk associated with loans held for sale. Loans held for sale with designated fair value hedges are recorded at fair value. Loans held for sale without designated fair value hedges are recorded at the lower of aggregate cost or fair value.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for estimated credit losses inherent in the loan portfolio as of the balance sheet date. The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. The allowance for loan losses consists of two elements. The first element is an allocated allowance established for specifically identified loans that are evaluated individually for impairment and are considered to be individually impaired. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured by (i) the fair value of the collateral if the loan is collateral dependent (the primary method used by the Corporation), (ii) the present value of expected future cash flows, or (iii) the loan’s obtainable market price. The second element is an estimated allowance established for impairment on each of the Corporation’s pools of outstanding loans. These estimated allowances are based on several analysis factors including the Corporation’s past loss experience, general economic and business conditions, geographic and industry concentrations, credit quality and delinquency trends, and known and inherent risks in each of the portfolios. These evaluations are inherently subjective as they require revisions as more information becomes available.

Real Estate

Real estate includes real estate acquired through foreclosure, real estate in judgment and real estate held for investment. Real estate held for investment includes equity in unconsolidated joint ventures and investments in real estate partnerships.

Real estate acquired through foreclosure and in judgment are recorded at the lower of cost or fair value less estimated costs to sell at the date of foreclosure. After foreclosure, impairment losses are recorded when the carrying value exceeds the fair value less estimated costs to sell the property.

Real estate held for investment is stated at the lower of cost or net realizable value. Cost includes acquisition costs plus construction costs of improvements, holding costs and costs of amenities. Joint venture and partnership investments are carried on the equity method of accounting, or consolidated as appropriate, not to exceed net realizable value, where applicable. The Corporation’s ability to recover the carrying value of real estate held for investment (including capitalized interest) is based upon future sales of land or projects. The ability to sell this real estate is subject to market conditions and other factors which may be beyond the Corporation’s control.

Mortgage Servicing Rights

Mortgage servicing rights are established based on the cost of acquiring the right to service mortgage loans or the allocated fair value of servicing rights retained on loans originated by the Bank and subsequently sold in the secondary market. These costs are initially capitalized and then amortized proportionately over the period based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the mortgage servicing rights. Projected net servicing income is determined on the basis of the estimated future balance of the underlying mortgage loan portfolio. This portfolio decreases over time from scheduled loan amortization and prepayments. The Corporation estimates future prepayment rates based on relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience, as well as current interest rate levels, market forecasts and other economic conditions.

The Corporation reports mortgage servicing rights at the lower of amortized cost or fair value. The carrying value of mortgage servicing rights is adjusted by the fair value of any related interest rate floor agreements and possible impairment losses. The fair value of mortgage servicing rights is determined based on the present value of estimated expected future cash flows, using assumptions as to current market discount rates and prepayment speeds. Mortgage servicing rights are stratified by loan type and interest rate for purposes of impairment measurement. Loan types include fixed and adjustable-rate government and conventional mortgage loans. Impairment losses are recognized to the extent the unamortized mortgage servicing rights for each stratum exceed the current fair value of that stratum. Impairment losses by stratum are recorded as reductions in the carrying value of the asset through a valuation allowance with a corresponding reduction to total other income. Individual allowances for each stratum are adjusted in subsequent periods to reflect changes in impairment. Valuation allowances totaling $80,058,000, $19,641,000 and $583,000, respectively, were outstanding at December 31, 2002, 2001 and 2000. No valuation allowances were necessary as of June 30, 2000 or 1999.

Premises and Equipment

Land is carried at cost. Buildings, building improvements, leasehold improvements and furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets. Estimated lives are 10 to 50 years for buildings and three to 15 years for furniture, fixtures and equipment. Leasehold improvements are generally amortized on the straight-line method over the terms of the respective leases. The Corporation recognizes impairment losses on premises and equipment to the extent the carrying amount of the premises and equipment exceeds related fair value. Betterments are capitalized and maintenance and repairs are charged to expense as incurred.

Intangible Assets

Intangible assets consist of goodwill and core value of deposits. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. Core value of deposits represents the identifiable intangible value assigned to core deposit bases arising from purchase acquisitions. Core value of deposits is amortized on an accelerated basis over a period not to exceed 10 years. Through December 31, 2001, goodwill was amortized on a straight-line basis over periods up to 25 years. Effective January 1, 2002, the Corporation adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which required that upon initial adoption, amortization of goodwill cease. In addition, goodwill was evaluated for transitional impairment as of January 1, 2002, at a reporting unit level. Thereafter, goodwill will be evaluated at least annually for impairment. No impairment loss was recognized as a result of either the transitional test as of January 1, 2002, or the annual impairment test as of October 1, 2002. Core value of deposits continues to be amortized over its useful life and reviewed for impairment under SFAS No. 142. The Corporation reviews its intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. An impairment loss would be recognized if the intangible asset is not recoverable and the fair value of the asset is less than the carrying amount of the asset.

Securities Sold Under Agreements to Repurchase

The Corporation enters into sales of securities under agreements to repurchase with primary dealers only, which provide for the repurchase of the same security. Securities sold under agreements to repurchase are treated as secured financings and the obligations to repurchase such securities are classified as borrowings. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements remain in the asset accounts of the Corporation.

Derivative Financial Instruments

Effective July 1, 2000, derivatives are recognized as either assets or liabilities in the consolidated statement of financial condition and measured at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative designated as hedging the exposure to changes in fair value of an asset or liability (referred to as a fair value hedge), any gain or loss associated with the derivative is reported in earnings along with the change in fair value of the asset or liability being hedged. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the consolidated statement of financial condition at its fair value, and gains and losses that were accumulated in other comprehensive income (loss) will be recognized immediately in earnings. When the hedged forecasted transaction is no longer probable, but is reasonably possible, the accumulated gain or loss remains in accumulated other comprehensive income and will be recognized when the transaction affects earnings; however, prospective hedge accounting for this transaction is terminated. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the consolidated statement of financial condition, with changes in its fair value recognized in current period earnings.

On the date the Corporation enters into a derivative contract, management designates the derivative as a hedge of the identified cash flow exposure, fair value exposure, or as a “no hedging” derivative. The Corporation formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Corporation specifically identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Corporation formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy.

Stock-Based Compensation

The Corporation applies APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock option plans. No compensation cost was recognized for stock options granted, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on the Corporation’s net income (loss) and earnings (loss) per share is presented in the following table as if compensation cost was determined based on the fair value at the grant dates for stock options awarded pursuant to the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” See Note 19 “Employee Benefits and Incentive Plans” for information on the assumptions used in determining the fair value of the stock options.

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
Net income (loss) as reported	$108,464	$97,682	$(69,501)	$104,008
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	4,384	3,517	1,063	1,684

Pro forma net income (loss)	$104,080	$94,165	$(70,564)	$102,324

Earnings (loss) per share:
Basic—
As reported	$2.39	$1.95	$(1.27)	$1.79
Pro forma	2.30	1.88	(1.29)	1.76
Diluted—
As reported	$2.37	$1.93	$(1.27)	$1.79
Pro forma	2.30	1.89	(1.29)	1.79

Income Taxes

The Corporation files a consolidated federal income tax return and separate state income tax returns. The Corporation and its subsidiaries entered into a tax-sharing agreement that provides for the allocation and payment of federal and state income taxes. The provision for income taxes using each corporation is computed on a separate company basis, subject to certain adjustments. The Corporation calculates income taxes using the liability method. Under the liability method the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various assets and liabilities of the Corporation giving current recognition to changes in tax rates and laws.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (i) were exercised or converted into common stock or (ii) resulted in the issuance of common stock that then shared in the earnings of the entity. During the six months ended December 31, 2000, the Corporation incurred a loss before cumulative effect of change in accounting principle so that the conversion of 279,783 stock options was not assumed in computing the diluted loss per share since the effect is anti-dilutive.

Note 2.    Investment Securities

Investment securities available for sale are summarized as follows:

December 31, 2002:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other Government agency obligations	$833,942	$48,192	$(117)	$882,017
States and political subdivisions	215,640	13,061	(53)	228,648
Other securities	179,113	6,610	(338)	185,385

	$1,228,695	$67,863	$(508)	$1,296,050

Weighted average interest rate	4.61%

December 31, 2001:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other Government agency obligations	$846,795	$8,480	$(7,144)	$848,131
States and political subdivisions	177,459	3,306	(1,172)	179,593
Other securities	118,472	4,490	(341)	122,621

	$1,142,726	$16,276	$(8,657)	$1,150,345

Weighted average interest rate	5.48%

December 31, 2000:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other Government agency obligations	$534,283	$4,895	$(4,676)	$534,502
States and political subdivisions	137,208	4,359	(204)	141,363
Other securities	93,848	1,495	(71)	95,272

	$765,339	$10,749	$(4,951)	$771,137

Weighted average interest rate	6.51%

On July 1, 2000, pursuant to the provisions of SFAS No. 133, investment securities with an amortized cost of $893,419,000 and a fair value of $828,516,000 were transferred from securities held to maturity to securities available for sale (fair value of $491,865,000) and trading securities (fair value of $336,651,000). See Note 22 “Cumulative Effect of Change in Accounting Principle” for additional information. All of the trading securities transferred at July 1, 2000, were sold during the three months ended September 30, 2000. At December 31, 2002, 2001 and 2000, the Corporation did not have any investment securities classified as held to maturity or trading in its portfolio.

At December 31, 2002, 2001 and 2000, the Corporation recorded unrealized gains on securities available for sale to accumulated other comprehensive income totaling $67,355,000, $7,619,000 and $5,798,000, respectively, net of deferred taxes of $24,001,000, $2,721,000 and $2,148,000, respectively.

The amortized cost and fair value of investment securities available for sale by contractual maturity at December 31, 2002, are shown below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$1,185	$1,202
Due after one year through five years	175,563	192,531
Due after five years through ten years	689,975	727,782
Due after ten years	361,972	374,535

	$1,228,695	$1,296,050

Activity from the sales of investment securities available for sale for the respective periods is summarized as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses	Net Gain (Loss)
Year Ended December 31:
2002	$1,102,022	$38,143	$(2,778)	$35,365
2001	977,146	20,954	(6,227)	14,727
Six Months Ended December 31, 2000	269,007	2,466	(14,210)	(11,744)
Fiscal Year Ended June 30, 2000	—	—	—	—

At December 31, 2002, 2001 and 2000, investment securities totaling $45,533,000, $58,606,000 and $132,033,000 respectively, were pledged primarily to secure public funds, interest rate swap agreements and securities sold under agreements to repurchase.

Note 3.    Mortgage-Backed Securities

Mortgage-backed securities available for sale are summarized as follows:

December 31, 2002:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal Home Loan Mortgage Corporation	$52,226	$1,629	$(1)	$53,854
Government National Mortgage Association	230,262	7,316	(76)	237,502
Federal National Mortgage Association	90,884	3,840	(7)	94,717
Collateralized Mortgage Obligations	1,217,915	25,082	(2,337)	1,240,660
Other	5,832	59	(2)	5,889

	$1,597,119	$37,926	$(2,423)	$1,632,622

Weighted average interest rate	4.93%

December 31, 2001:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal Home Loan Mortgage Corporation	$53,660	$1,274	$(7)	$54,927
Government National Mortgage Association	260,358	4,528	(120)	264,766
Federal National Mortgage Association	101,646	1,999	(270)	103,375
Collateralized Mortgage Obligations	1,382,117	21,773	(5,292)	1,398,598
Other	7,970	95	(3)	8,062

	$1,805,751	$29,669	$(5,692)	$1,829,728

Weighted average interest rate	6.42%

December 31, 2000:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal Home Loan Mortgage Corporation	$75,454	$557	$(582)	$75,429
Government National Mortgage Association	322,658	1,996	(2,108)	322,546
Federal National Mortgage Association	64,298	897	(376)	64,819
Collateralized Mortgage Obligations	1,014,809	15,209	(329)	1,029,689
Other	22,086	10	(69)	22,027

	$1,499,305	$18,669	$(3,464)	$1,514,510

Weighted average interest rate	6.79%

On July 1, 2000, pursuant to the provisions of SFAS No. 133, mortgage-backed securities with an amortized cost of $857,776,000 and a fair value of $835,052,000 were transferred from securities held to maturity to securities available for sale (fair value of $767,542,000) and trading securities (fair value of $67,510,000). See Note 22 “Cumulative Effect of Change in Accounting Principle” for additional information. All of the trading securities transferred at July 1, 2000, were sold during the three months ended September 30, 2000. At December 31, 2002, 2001 and 2000, the Corporation did not have any mortgage-backed securities classified as held to maturity or trading in its portfolio.

At December 31, 2002, 2001 and 2000, the Corporation recorded unrealized gains on securities available for sale to accumulated other comprehensive income totaling $35,503,000, $23,977,000 and $15,205,000, respectively, net of deferred income taxes of $10,731,000, $6,474,000 and $5,654,000.

Activity from the sales of mortgage-backed securities available for sale for the respective periods is summarized as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses	Net Gain (Loss)
Year Ended December 31:
2002	$51,260	$891	$(371)	$520
2001	102,131	3,571	—	3,571
Six Months Ended December 31, 2000	463,257	876	(19,102)	(18,226)
Fiscal Year Ended June 30, 2000	—	—	—	—

At December 31, 2002, 2001 and 2000, mortgage-backed securities totaling $1,423,271,000, $909,987,000 and $296,749,000, respectively, were pledged as collateral primarily for collateralized mortgage obligations, public funds, advances from the Federal Home Loan Bank, securities sold under agreements to repurchase and interest rate swap agreements.

Note 4.    Loans Held for Sale

Loans held for sale at December 31, 2002, 2001 and 2000, totaled $868,569,000, $337,050,000 and $242,200,000, respectively, with weighted average rates of 5.93%, 6.30% and 8.57%. At December 31, 2001, loans held for sale were secured by single-family residential properties totaling $336,930,000 with a weighted average rate of 6.30%. Included with loans held for sale were leases totaling $120,000 at December 31, 2001. Loans held for sale at December 31, 2000, were secured by single-family residential properties totaling $189,489,000 with a weighted average rate of 7.70%. Included with loans held for sale at December 31, 2000, were fixed-rate leases totaling $52,711,000 with a weighted average rate of 11.72%.

Note 5.    Loans Receivable

Loans receivable at December 31 are summarized as follows:

	2002	2001	2000
Conventional mortgage loans	$3,874,631	$4,504,294	$5,138,977
FHA and VA loans	216,197	231,899	304,535
Commercial real estate loans	1,455,864	1,324,748	1,138,038
Construction loans	770,098	783,451	717,594
Commercial operating loans	187,647	170,280	228,426
Consumer and other loans	1,490,936	1,349,475	1,383,943

	7,995,373	8,364,147	8,911,513
Unamortized premiums, net	6,943	9,088	160
Deferred loan costs, net	8,617	5,073	18,704
Loans-in-process	(201,769)	(209,574)	(196,940)
Allowance for loan losses	(106,148)	(102,359)	(82,263)

	$7,703,016	$8,066,375	$8,651,174

Weighted average interest rate	6.71%	7.43%	8.21%

Real estate loans at December 31 were secured by properties located primarily in the following states:

	2002	2001	2000
Residential real estate (includes conventional, FHA and VA loans, and loans held for sale):
Colorado	13%	16%	17%
Nebraska	11	12	11
Kansas	9	10	9
Iowa	9	9	7
Other 46 states	58	53	56

	100%	100%	100%

Commercial real estate:
Colorado	26%	24%	23%
Iowa	16	15	17
Arizona	10	8	8
Kansas	8	9	9
Other states (34, 28 and 23 states, respectively)	40	44	43

	100%	100%	100%

Nonperforming loans at December 31, 2002, 2001 and 2000, aggregated $72,414,000, $83,144,000 and $83,443,000, respectively. Of the nonperforming loans at December 31, 2002, approximately 13% were secured by properties located each in Iowa, Oklahoma and Kansas and the remaining 61% in 37 other states. Of the nonperforming loans at December 31, 2001, approximately 19% were secured by properties located in Kansas, 12% in Nevada, 10% in Iowa, and the remaining 59% in 38 other states. Of the nonperforming loans at December 31, 2000, approximately 29% were secured by properties located in Nevada, 14% in Iowa, and 7% in Kansas and the remaining 50% in 39 other states.

Also included in loans at December 31, 2002, 2001 and 2000, and June 30, 2000, were loans with carrying values of $1,547,000, $3,141,000, $4,285,000 and $5,431,000, respectively, the terms of which have been modified in troubled debt restructurings. During the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, and fiscal year ended June 30, 2000, the Corporation recognized interest income on these loans aggregating $224,000, $236,000, $176,000 and, $430,000, respectively. Under their original terms the Corporation would have recognized interest income totaling $255,000, $268,000, $194,000 and $494,000, respectively. At December 31, 2002, the Corporation had no material commitments to lend additional funds to borrowers whose loans were subject to troubled debt restructurings. Impaired loans, a portion of which are included in the balances for troubled debt restructurings at December 31, 2002, 2001 and 2000, and the resulting interest income as originally contracted and as recognized, was not material for either the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, or the fiscal year ended June 30, 2000.

At December 31, 2002, 2001 and 2000, the Corporation pledged real estate loans totaling $4,681,155,000, $4,718,531,000 and $3,813,309,000, respectively, as collateral for Federal Home Loan Bank advances and other borrowings.

Note 6.    Allowance for Losses on Loans

An analysis of the allowance for losses on loans is summarized as follows:

Balance, June 30, 1999	$80,419
Provision charged to operations	13,760
Charges	(24,162)
Recoveries	5,833
Change in estimate of allowance for bulk purchased loans	(5,294)

Balance, June 30, 2000	70,556
Provision charged to operations	27,854
Charges	(16,908)
Recoveries	2,548
Change in estimate of allowance for bulk purchased loans	(87)
Charge-offs to allowance for bulk purchased loans	(28)
Reduction to allowance on sale of securitized loans	(496)

Balance, December 31, 2000	83,439
Provision charged to operations	38,945
Charges	(25,074)
Recoveries	5,318
Change in estimate of allowance for bulk purchased loans	(172)
Reduction to allowance on sale of securitized loans	(5)

Balance, December 31, 2001	102,451
Provision charged to operations	31,002
Charges	(32,693)
Recoveries	5,675
Change in estimate of allowance for bulk purchased loans	(144)

Balance, December 31, 2002	$106,291

Activity and balances for allowance for losses established on loans held for sale are included above.

Note 7.    Real Estate

Real estate at December 31 is summarized as follows:

	2002	2001	2000
Real estate owned and in judgment	$39,995	$45,194	$25,539
Real estate held for investment, which includes equity in unconsolidated joint ventures and investments in real estate partnerships, net	11,487	12,282	12,792

	$51,482	$57,476	$38,331

Real estate at December 31 is classified as follows:

	2002	2001	2000
Residential real estate	73%	63%	41%
Commercial real estate	27	37	59

	100%	100%	100%

Real estate at December 31, 2002, was located primarily in Nevada (43%) and Nebraska (23%) with the remaining 34% in 32 other states and the District of Columbia. At December 31, 2001, real estate was located primarily in Nevada (38%) and Nebraska (22%) with the remaining 40% in 33 other states and at December 31, 2000, real estate was located primarily in Nebraska (32%) and Kansas (19%) with the remaining 49% in 34 other states.

Note 8.    Mortgage Banking Activities

The Corporation services real estate loans for investors that are not included in the accompanying consolidated financial statements. Mortgage servicing rights are established based on the cost of acquiring the right to service mortgage loans or the allocated fair value of servicing rights retained on loans originated by the Bank and subsequently sold in the secondary market.

During the years ended December 31, 2002 and 2001, and the six months ended December 31, 2000, the Corporation sold mortgage loans totaling $3,361,384,000, $2,736,379,000 and $2,282,895,000, respectively, resulting in realized pre-tax gains of $28,513,000 and $4,763,000, respectively, for 2002 and 2001, and a pre-tax loss of $18,023,000 for the six months ended December 31, 2000. As part of these sales transactions, the Corporation retains servicing responsibilities and receives annual servicing fees ranging from .18% to .57% of the outstanding balances of loans serviced for others. The average service fee collected by the Corporation was .33% and .35%, respectively, for the years ended December 31, 2002 and 2001, and .36% for the six months ended December 31, 2000. In addition, the Corporation retains the rights of cash flows remaining in excess of normal servicing fees and after investors in the securitization trust have received their contractual payments, which are referred to as “interest only strips.” These retained interests are subordinate to investors’ interests. The investors and securitization trusts have no recourse to the Corporation’s other assets for failure of debtors to pay when due.

The gain or loss recognized on the sale of mortgage loans is determined by allocating the carrying amount between the loans sold, the mortgage servicing rights, and the interest only strips based on their relative fair values at the date of the transfer. Fair values are based on quoted market prices, if available. However, quotes are generally not available for interest only strips, so the Corporation generally estimates fair value based on the present value of future expected cash flows using management’s best estimates of key assumptions such as loan prepayment speeds, weighted-average lives and discount rates commensurate with the risks involved.

The following are the key assumptions used in measuring the fair values of mortgage servicing rights and interest only strips for the sales of mortgage loans for the periods indicated:

	Mortgage Servicing Rights		Interest Only Strips
	Conventional	Governmental	Conventional	Governmental
Year Ended December 31, 2002:
Prepayment speed	9.2%—88.4%	11.6%—89.3%	13.8%—88.4%	14.3%—89.3%
Weighted average prepayment speed	35.1%	26.3%	45.5%	33.4%
Discount rate	9.1%—9.4%	10.0%—10.4%	11.0%—11.5%	12.0%
Weighted average life (in years)	3.2	4.1	2.4	3.3

Year Ended December 31, 2001:
Prepayment speed	7.3%—63.2%	7.1%—48.9%	7.6%—51.7%	8.5%—38.2%
Weighted average prepayment speed	15.1%	13.3%	14.6%	14.8%
Discount rate	9.5%—13.4%	11.8%—14.5%	11.2%—19.5%	13.5%
Weighted average life (in years)	6.7	7.5	6.8	6.8

Six Months Ended December 31, 2000:
Prepayment speed	4.1%—62.3%	5.3%—63.3%	4.9%—48.5%	6.1%—43.9%
Weighted average prepayment speed	12.4%	12.0%	9.5%	10.4%
Discount rate	10.0%—12.0%	12.0%—12.9%	11.5%—15.0%	15.0%
Weighted average life (in years)	7.9	7.9	8.2	9.4

Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding advance payments by borrowers for taxes and insurance, making inspections as required of the mortgage premises, collecting amounts due from delinquent mortgagors, supervising foreclosures in the event of unremedied defaults and generally administering the loans for the investors to whom they have been sold. The amount of loans serviced for others and the custodial escrow balances maintained in connection with loans serviced for others and the Corporation are summarized at December 31 as follows:

	2002	2001	2000
Loans serviced for others	$11,531,755	$9,488,621	$9,100,938
Custodial escrow balances	146,858	125,558	136,654

The mortgage servicing portfolio is covered by servicing agreements pursuant to the mortgage-backed securities programs of GNMA, FNMA and FHLMC. Under these agreements, the Corporation may be required to advance funds temporarily to make scheduled payments of principal, interest, taxes or insurance if the borrower fails to make such payments. Although the Corporation cannot charge any interest on these advance funds, the Corporation typically recovers the advances within a reasonable number of days upon receipt of the borrower’s payment. In the absence of any payment, advances are recovered through FHA insurance, VA guarantees or FNMA or FHLMC reimbursement provisions in connection with loan foreclosures. The amount of funds advanced by the Corporation for these servicing agreements is not material.

Mortgage servicing rights are included in the Consolidated Statement of Financial Condition under the caption “Other Assets.” The activity of mortgage servicing rights for the periods indicated as well as ending balances of mortgage servicing rights and the respective fair values at the periods ended are summarized as follows:

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
Beginning balance	$114,146	$109,302	$85,954	$84,255
Mortgage servicing rights retained through loan sales	47,334	40,994	9,938	10,402
Purchase of mortgage servicing rights	18,315	—	—	—
Mortgage servicing rights retained on securitized loans sold	—	—	18,551	—
Amortization expense	(31,025)	(17,092)	(4,558)	(8,703)

Balance before valuation adjustments	148,770	133,204	109,885	85,954
Valuation adjustments	(60,417)	(19,058)	(583)	—

Ending balance	$88,353	$114,146	$109,302	$85,954

Fair value at the periods ended	$89,078	$120,193	$133,454	$134,057

The activity of the valuation allowance for impairment of mortgage servicing rights is summarized as follows:

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
Beginning balance	$19,641	$583	$—	$—
Additions charged to operations	60,417	19,058	583	—

Ending balance	$80,058	$19,641	$583	$—

The Corporation is exposed to interest rate risk relating to the potential decrease in the value of mortgage servicing rights due to increased prepayments on mortgage loans resulting from declining interest rates. As part of its overall strategy to manage the level of exposure to the risk of interest rates adversely affecting the value of mortgage servicing rights, the Corporation uses interest rate floor agreements to protect the fair value of the mortgage servicing rights. These derivatives do not qualify as hedges under SFAS No. 133, and therefore, receive a “no hedging” designation. The fair value of the interest rate floor agreements totaled $13,556,000, $3,071,000 and $1,809,000, respectively, at December 31, 2002, 2001 and 2000.

The key assumptions used in measuring the fair values and the sensitivity of the fair values of mortgage servicing rights were as follows at December 31:

	2002		2001		2000
	Conventional	Governmental	Conventional	Governmental	Conventional	Governmental
Fair value	$54,780	$34,298	$63,006	$57,187	$65,724	$67,730
Prepayment speed	9.3%—89.6%	11.6%—89.3%	7.1%—63.2%	0%—59.3%	5.3%—71.0%	0%—63.3%
Weighted average prepayment speed	37.0%	31.9%	16.1%	16.4%	12.3%	12.7%
Impact on fair value of 10% adverse change	$3,903	$1,795	$3,243	$2,831	$3,207	$3,490
Impact on fair value of 20% adverse change	$7,324	$3,847	$6,199	$5,452	$5,884	$6,071
Discount rate	9.4%	10.6%	9.8%	11.8%	11.7%	12.6%
Impact on fair value of 10% adverse change	$851	$654	$1,878	$2,041	$2,240	$2,247
Impact on fair value of 20% adverse change	$1,681	$1,285	$3,641	$3,952	$4,346	$4,366
Weighted average life (in years)	2.6	2.7	5.9	5.9	7.1	7.5

The key assumptions used in measuring the fair values (which are the same as the carrying values) and the sensitivity of the fair values of interest only strips were as follows at December 31:

	2002		2001		2000
	Conventional	Governmental	Conventional	Governmental	Conventional	Governmental
Fair value	$4,434	$964	$6,557	$1,728	$4,161	$1,734
Prepayment speed	13.8%—88.4%	14.3%—90.1%	7.6%—62.1%	8.5%—53.2%	6.7%—48.5%	6.5%—43.9%
Weighted average prepayment speed	45.0%	37.5%	15.2%	16.7%	10.1%	13.0%
Impact on fair value of 10% adverse change	$331	$72	$321	$91	$516	$184
Impact on fair value of 20% adverse change	$621	$143	$616	$173	$617	$223
Discount rate	11.4%	12.0%	11.4%	13.5%	11.5%	15.0%
Impact on fair value of 10% adverse change	$56	$7	$220	$64	$506	$173
Impact on fair value of 20% adverse change	$111	$22	$425	$123	$602	$204
Weighted average life (in years)	2.3	2.3	6.1	5.7	9.4	7.9

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the tables, the effect of a variation in a particular assumption on the fair value of the mortgage servicing rights or interest only strips is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses) which might magnify or counteract the sensitivities. Further, these sensitivities show only the change in the asset balances and do not show any expected changes in the fair value of instruments used to manage the prepayment risks associated with these assets, as discussed in Note 14 “Derivative Financial Instruments,” or what actions management may take to offset any adverse valuation adjustments.

A summary of certain cash flows received from and paid to securitization trusts is as follows:

	Year Ended December 31,		Six Months Ended December 31, 2000
	2002	2001
Proceeds from new securitizations	$3,237,020	$2,260,050	$2,225,743
Servicing fees received, including interest only strips (1)	34,674	34,330	14,187
Purchases of delinquent or foreclosed assets	198,310	438,956	70,001
Servicing advances	559,267	512,683	283,237
Repayments of servicing advances	557,894	512,045	281,593

(1)	Includes servicing fees related to securitized loans and loans sold to institutional investors.

The following presents quantitative information about delinquencies and components of the Corporation’s managed mortgage loan portfolio at December 31:

	2002	2001	2000
Mortgage loans held in portfolio	$4,090,828	$4,736,193	$5,443,512
Mortgage loans serviced for others	11,531,755	9,488,621	9,100,938
Mortgage loans held for sale	868,569	336,930	189,489

Total managed mortgage loans	$16,491,152	$14,561,744	$14,733,939

Principal amount of managed loans 90 days or more past due (1)	$174,000	$150,995	$194,600

(1)	The principal amount of managed loans 90 days or more past due at December 31, 2001, has been restated due to a change in determining past due loans. During 2002, the Corporation changed its method of determining delinquent residential real estate loans to a method where the numbers of days past due are determined by the number of contractually delinquent loan payments. This change in methods reduced the 2001 balance previously reported by $41,451,000. The December 31, 2000, balance has not been restated.

At December 31, 2002, 2001 and 2000, and June 30, 2000, there were no commitments to purchase mortgage loan servicing rights or to sell any bulk packages of mortgage servicing rights. The Corporation has no material recourse obligations or any other continuing involvement for mortgage loans serviced for others.

Note 9.    Premises and Equipment

Premises and equipment at December 31 are summarized as follows:

	2002	2001	2000
Land	$41,020	$39,092	$38,433
Buildings and improvements	102,533	109,658	118,815
Leasehold improvements	9,924	5,180	5,889
Furniture, fixtures and equipment	121,083	117,821	115,659

	274,560	271,751	278,796
Less accumulated depreciation and amortization	126,186	113,060	111,586

	$148,374	$158,691	$167,210

Depreciation and amortization of premises and equipment, included in occupancy and equipment expenses, totaled $19,143,000, $18,841,000, $9,968,000, and $20,414,000, for the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, and the fiscal year ended June 30, 2000, respectively. The Corporation has operating lease commitments on certain premises and equipment. Rent expense totaled $7,671,000, $6,554,000, $3,075,000 and $6,335,000, for the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, and the fiscal year June 30, 2000. Annual minimum operating lease commitments as of December 31, 2002, are as follows: 2003—$6,275,000; 2004—$5,099,000; 2005—$3,161,000; 2006—$2,395,000; 2007—$1,816,000; 2008 and thereafter—$11,884,000.

Note 10.    Intangible Assets

Intangible assets consist of core value of deposits, goodwill and mortgage servicing rights. See Note 8 “Mortgage Banking Activities” for activity related to mortgage servicing rights which are included in the Consolidated Statement of Financial Condition under the caption “Other Assets.”

An analysis of core value of deposits and goodwill is summarized as follows:

	Core Value of Deposits	Goodwill
Balance, June 30, 1999	$61,105	$191,572
Final purchase accounting adjustments relating to acquisitions	(9,702)	6,830
Amortization expense	(8,563)	(8,673)
Write-offs due to branch sales and closings	(352)	(1,367)

Balance, June 30, 2000	42,488	188,362
Amortization expense	(3,903)	(4,250)
Write-offs due to branch sales and closings	(2,376)	(12,894)

Balance, December 31, 2000	36,209	171,218
Amortization expense	(7,211)	(8,134)
Write-offs due to branch divestitures	(265)	(367)

Balance, December 31, 2001	28,733	162,717
Amortization expense	(6,368)	—

Balance, December 31, 2002	$22,365	$162,717

Effective January 1, 2002, the Corporation adopted the provisions of SFAS No. 142 which superseded APB Opinion No. 17 “Intangible Assets.” The provisions of SFAS No. 142 required a change in accounting for goodwill such that upon initial adoption, amortization of goodwill ceased, and goodwill was evaluated for impairment as of January 1, 2002, at the reporting unit level. Beginning January 1, 2002, goodwill totaling $162,717,000 is no longer amortized to expense but is now evaluated at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Identifiable intangible assets continue to be amortized over their useful lives and reviewed for impairment under SFAS No. 142.

During the quarter ended June 30, 2002, the Corporation completed the transitional impairment test on its goodwill as of January 1, 2002, as required by SFAS No. 142. The fair value of each of the Corporation’s reporting units exceeded their carrying value so allocated goodwill of each reporting unit was not impaired. Therefore, no impairment loss was recognized as a result of this test. In addition to the transitional goodwill impairment test, the Corporation performed the required annual goodwill impairment test as of October 1, 2002. No impairment was recognized as a result of this test.

The following table sets forth the total carrying amount of goodwill by operating segment as of and for the year ended December 31, 2002:

Segment	Balance January 1, 2002	Impairment Losses	Balance December 31, 2002
Commercial Banking	$93,553	$—	$93,553
Mortgage Banking	3,488	—	3,488
Retail Banking	45,249	—	45,249
Treasury	20,427	—	20,427

Total	$162,717	$—	$162,717

Mortgage servicing rights totaling $168,411,000 before the valuation allowance, and core value of deposits totaling $22,365,000, were the only identifiable intangible assets of the Corporation subject to amortization at the end of 2002. The following table sets forth the estimated amortization expense for mortgage servicing rights and core value of deposits for the next five years after December 31, 2002:

	Mortgage Servicing Rights	Core Value of Deposits
For the years ended December 31:
2003	$58,219	$5,533
2004	25,474	4,402
2005	12,314	3,875
2006	6,669	3,233
2007	3,929	2,719

Mortgage servicing rights are subject to prepayment risk inherent in the underlying loans that are being serviced. The amortization shown in the above table are estimates based on the expected remaining life of the underlying loans. The actual remaining life could be significantly different due to actual prepayment experience in future periods. In addition, the estimated amortization expense in the preceding table may be offset, in whole or in part, by reversals of the valuation allowance totaling $80,058,000 at December 31, 2002, since the mortgage servicing rights are stated at the lower of amortized cost or fair value.

The following table reflects consolidated results adjusted as though the adoption of SFAS No. 142 was as of the beginning of fiscal year 2000 (July 1, 1999):

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
Reported net income (loss)	$108,464	$97,682	$(69,501)	$104,008
Amortization of goodwill (net of income tax benefits of none, $131, $90 and $156 for the respective periods)	—	8,003	4,160	8,517

Adjusted net income (loss)	$108,464	$105,685	$(65,341)	$112,525

Basic earnings (loss) per common share:
Reported net income (loss)	$2.39	$1.95	$(1.27)	$1.79
Amortization of goodwill, net of taxes	—	.16	.08	.15

Adjusted net income (loss) per basic share	$2.39	$2.11	$(1.19)	$1.94

Diluted earnings (loss) per common share:
Reported net income (loss)	$2.37	$1.93	$(1.27)	$1.79
Amortization of goodwill, net of taxes	—	.16	.08	.14

Adjusted net income (loss) per diluted share	$2.37	$2.09	$(1.19)	$1.93

Note 11.    Deposits

Deposits at December 31 are summarized as follows:

	2002		2001		2000
Description and interest rates	Amount	%	Amount	%	Amount	%
Savings accounts (average rate of 4.32%, 4.73% and 5.34%) (1)	$1,618,593	25.1%	$1,939,596	30.3%	$1,861,074	24.2%
Checking accounts (average rate of .11%, .37% and .61%)	1,469,330	22.8	1,198,646	18.7	1,065,970	13.8
Money market accounts (average rate of 1.32%, 2.77% and 3.82%)	505,679	7.9	304,620	4.8	382,344	5.0

Total (no stated maturities)	3,593,602	55.8	3,442,862	53.8	3,309,388	43.0

Certificates of deposits:
Less than 2.00%	672,486	10.4	45,207.7		1,968	—
2.00%—2.99%	986,701	15.3	562,840	8.8	78	—
3.00%—3.99%	705,000	11.0	537,808	8.4	6,119.1
4.00%—4.99%	418,350	6.5	825,086	12.9	583,156	7.6
5.00%—5.99%	55,487.9		611,563	9.6	1,251,274	16.3
6.00%—6.99%	5,681.1		257,613	4.0	2,313,213	30.0
7.00% and over	1,734	—	113,543	1.8	229,290	3.0

Total certificates of deposit (fixed maturities; average rate of 3.36%, 5.51% and 5.88%)	2,845,439	44.2	2,953,660	46.2	4,385,098	57.0

	$6,439,041	100.0%	$6,396,522	100.0%	$7,694,486	100.0%

Interest expense on deposit accounts is summarized as follows:

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
Savings accounts (1)	$77,896	$92,513	$45,823	$59,215
Checking accounts	1,364	4,180	3,162	7,423
Money market accounts	4,144	9,299	8,616	31,077
Certificates of deposit	96,192	204,375	126,978	227,959

	$179,596	$310,367	$184,579	$325,674

(1)	Includes interest expense on interest rate swap agreements totaling $50,355,000, $28,115,000, $1,043,000 and $2,869,000, respectively, for the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, and the fiscal year ended June 30, 2000.

At December 31, 2002, scheduled maturities of certificates of deposit are as follows:

	Year Ending December 31,
Rate	2003	2004	2005	2006	2007	Thereafter	Total
Less than 2.00%	$633,840	$38,553	$58	$—	$31	$4	$672,486
2.00%—2.99%	857,237	117,745	11,644	10	65	—	986,701
3.00%—3.99%	549,683	88,092	35,953	5,357	25,587	328	705,000
4.00%—4.99%	174,458	53,441	37,539	36,035	114,264	2,613	418,350
5.00%—5.99%	41,250	1,989	1,237	1,272	9,370	369	55,487
6.00%—6.99%	3,355	931	1,284	72	6	33	5,681
7.00% and over	213	299	594	124	21	483	1,734

	$2,260,036	$301,050	$88,309	$42,870	$149,344	$3,830	$2,845,439

Certificates of deposit in amounts of $100,000 or more totaled $660,430,000, $484,120,000 and $916,526,000, respectively, at December 31, 2002, 2001 and 2000. Brokered certificates of deposit totaled $220,785,000, $52,967,000 and $322,149,000, respectively, at December 31, 2002, 2001 and 2000.

At December 31, 2002, 2001 and 2000, deposits of certain state and municipal agencies and other various non-retail entities were collateralized by mortgage-backed securities with carrying values of $69,703,000, $120,223,000 and $187,965,000, respectively, and at December 31, 2001 and 2000, investment securities with carrying values of $8,252,000 and $48,245,000, respectively. In compliance with regulatory requirements, at December 31, 2002, 2001 and 2000, the Corporation maintained $52,881,000, $21,177,000 and $23,851,000, respectively, in cash on hand and deposits at the Federal Reserve Bank. The funds at the Federal Reserve Bank were held in noninterest earning reserves against certain transaction checking accounts and nonpersonal certificates of deposit.

Note 12.    Advances from the Federal Home Loan Bank

The Corporation was indebted to the Federal Home Loan Bank at December 31 as follows:

	2002
	Interest Rate Range			Weighted Average Rate	Amount
Scheduled Maturities Due:
Within 1 year	1.35%	–	7.69%	3.52%	$2,587,050
Over 1 year to 2 years	1.35	–	6.55	6.40	300,050
Over 2 years to 3 years	6.55	–	6.55	6.55	50
Over 3 years to 4 years	1.91	–	6.55	1.91	100,050
Over 4 years to 5 years	6.55	–	7.29	7.29	100,050
Over 5 years	4.07	–	6.55	5.98	1,806,150

	1.35%	–	7.69%	4.66%	4,893,400

Fair value of embedded calls					(44,403)

					$4,848,997

	2001					2000
	Interest Rate Range			Weighted Average Rate	Amount	Interest Rate Range			Weighted Average Rate	Amount
Scheduled Maturities Due:
Within 1 year	1.78%	–	7.20%	3.68%	$2,417,675	5.82%	–	9.90%	7.31%	$735,840
Over 1 year to 2 years	2.06	–	7.69	6.92	204,050	6.22	–	9.95	8.85	319,625
Over 2 years to 3 years	1.85	–	6.55	6.39	300,050	6.54	–	7.69	7.19	204,000
Over 3 years to 4 years	6.55	–	6.55	6.55	50	6.39	–	6.77	6.52	300,000
Over 4 years to 5 years	2.42	–	6.55	2.42	100,050	—		—	—	—
Over 5 years	4.30	–	7.29	5.76	1,906,200	4.30	–	7.33	5.59	2,006,000

	1.78%	–	7.69%	4.76%	4,928,075	4.30%	–	9.95%	6.41%	3,565,465

Fair value of embedded calls					10,981					—

					$4,939,056					$3,565,465

Fixed-rate advances totaling $1,706,000,000 at December 31, 2002, are convertible into adjustable-rate advances at the option of the Federal Home Loan Bank. At December 31, 2002, these convertible advances had call dates ranging from January 2003 to March 2003. All of these advances have scheduled maturities due over five years. At December 31, 2001 and 2000, convertible advances totaled $1,706,000,000 for both periods. See Note 14 “Derivative Financial Instruments” for information related to swaption agreements used by the Corporation to hedge the exposure to changes in the fair value of the call options imbedded in fixed-rate FHLB advances.

At December 31, 2002, 2001 and 2000, outstanding advances were collateralized by real estate loans totaling $4,681,155,000, $4,718,531,000 and $3,813,309,000, respectively, and mortgage-backed securities totaling $691,687,000, $516,454,000 and $98,191,000. The Corporation is also required to hold shares of Federal Home Loan Bank stock in an amount at least equal to the greater of 1.0% of certain of its residential mortgage loans or 5.0% of its outstanding advances. The Corporation was in compliance with this requirement at December 31, 2002, 2001 and 2000, holding Federal Home Loan Bank stock totaling $283,193,000, $253,946,000 and $251,537,000, respectively. At December 31, 2002, 2001 and 2000, there were no commitments for advances from the Federal Home Loan Bank.

Note 13.    Other Borrowings

Other borrowings at December 31 consist of the following:

	2002	2001	2000
Securities sold under agreements to repurchase	$400,446	$201,912	$6,905
Subordinated extendible notes, interest 7.95%, due December 1, 2006	21,725	21,725	50,000
Term note, adjustable interest, due December 31, 2007	94,000	—	—
Subordinated notes, adjustable interest, due December 8, 2011	30,000	30,000	—
Subordinated notes, adjustable interest, due December 18, 2031	20,000	20,000	—
United States treasury tax and loan borrowings	37,135	7,201	—
Federal funds, interest 1.72%, due January 2, 2002	—	130,000	—
Term note, adjustable interest, due June 30, 2004	—	54,375	63,438
Revolving line of credit, adjustable interest, due June 30, 2004	—	10,000	10,000
Guaranteed preferred beneficial interests in the Corporation’s junior subordinated debentures, interest 9.375%, due May 15, 2027	—	45,000	45,000

	$603,306	$520,213	$175,343

On December 31, 2002, securities sold under agreements to repurchase carried a weighted average rate of 3.30% with maturities as follows: $446,000 overnight, $100,000,000 each in December 2006, March 2007, April 2008 and December 2011. At December 31, 2002, mortgage-backed securities with a carrying value totaling $421,969,000 and a fair value totaling $430,266,000 were pledged as collateral. At December 31, 2001, securities sold under agreements to repurchase carried a weighted average rate of 4.30% with $1,912,000 maturing overnight, $100,000,000 maturing December 2006 and $100,000,000 maturing March 2011. At December 31, 2001, mortgage-backed and investment securities with carrying values totaling $224,734,000 and $10,023,000, respectively, and fair values totaling $226,292,000 and $9,802,000, respectively, were pledged as collateral. At December 31, 2000, securities sold under agreements to repurchase matured overnight at an interest rate of 4.91% and were collateralized by an investment security with a carrying value totaling $19,928,000 and a fair value totaling $19,575,000.

On December 2, 1996, the Corporation issued $50,000,000 of fixed-rate subordinated extendible notes due December 1, 2006. These Notes were redeemable by the holders on December 1, 2001, and a total of $28,275,000 was redeemed, leaving an outstanding balance of $21,725,000. Contractual interest on the Notes is paid monthly and was set at 7.95% until December 1, 2004, the next reset date selected by management. This interest rate of 7.95% exceeds 105% of the effective interest rate on comparable maturity U.S. Treasury obligations, as defined in the Indenture. The Corporation and noteholders may elect to redeem the Notes in whole on December 1, 2004, the next interest reset date, at par plus accrued interest. The Notes are unsecured general obligations of the Corporation. The Indenture, among other provisions, limits the ability of the Corporation to pay cash dividends or to make other capital distributions under certain circumstances.

On December 30, 2002, the Corporation entered into a term and revolving credit agreement totaling $104,000,000. This credit facility is in the form of an unsecured, five-year term note due December 31, 2007, totaling $94,000,000 and an unsecured revolving note totaling $10,000,000. On December 30, 2002, the $94,000,000 term note was drawn down to repay a term note due June 30, 2004, for $49,365,000 including accrued interest. The remaining proceeds of $44,635,000 were used to redeem the 9.375% cumulative trust preferred securities that were paid off in full by the Corporation on December 31, 2002. Terms of the note require quarterly principal payments of $2,350,000 and quarterly interest payable at a monthly adjustable rate priced at 100 basis points below the lender’s national base rate, or 3.25% at December 31, 2002. The unsecured revolving line of credit for $10,000,000, none of which was drawn down at December 31, 2002, is renewable annually and has interest rate terms the same as the term note.

On November 28, 2001, the Bank issued and sold $30,000,000 of floating rate subordinated debt securities due December 8, 2011, with interest payable semi-annually. At December 31, 2002, the interest rate was 5.17% which resets semi-annually on each successive interest payment date equal to the six-month LIBOR plus 3.75%. The interest rate shall not exceed 12.50%. These subordinated debt securities are not redeemable, unless certain events occur, as defined in the Indenture. The subordinated debt securities, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Bank.

On December 18, 2001, the Bank issued and sold $20,000,000 of floating rate junior subordinated debentures due December 18, 2031, with interest payable quarterly. At December 31, 2002, the interest rate was 5.01% which resets quarterly on each successive interest payment date equal to the three-month LIBOR plus 3.60%. The interest rate shall not exceed 12.50% prior to December 18, 2011. These junior subordinated debentures may be redeemed by the Bank on or after December 18, 2006, and on any subsequent interest reset date through September 18, 2030, and any time after September 30, 2030, with proper notice. The junior subordinated debentures, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Bank.

The $30,000,000 of subordinated debt securities and the $20,000,000 of junior subordinated debentures are includable as part of supplementary Tier 2 regulatory capital for the Bank. Proceeds from these issuances were utilized by the Bank to make cash distributions to the Corporation. In November 2001, a distribution for

$30,000,000 was used to redeem $28,275,000 of the Corporation’s 7.95% subordinated extendible notes and to repurchase common stock of the Corporation. In January 2002, a distribution for $20,000,000 was used to repay $7,000,000 of the Corporation’s revolving line of credit due June 30, 2004, and to repurchase common stock of the Corporation.

United States treasury tax and loan borrowings totaled $37,135,000 and $7,201,000, respectively, at December 31, 2002 and 2001, and carried interest rates of 1.16% and 1.38%, respectively. These borrowings are open-ended interest bearing notes that are callable by the United States Treasury and, at December 31, 2002 and 2001, were secured by mortgage-backed securities with book values totaling $55,699,000 and $27,620,000, respectively.

On December 31, 2002, the Corporation redeemed all of the fixed-rate 9.375% cumulative trust preferred securities of the CFC Preferred Trust. The redemption price totaling $46,055,000 consisted of 1,800,000 shares (liquidation amount of $25.00 per security) totaling $45,000,000 plus accrued interest totaling approximately $1,055,000. On May 14, 1997, CFC Preferred Trust, a special-purpose wholly-owned trust subsidiary of the Corporation, completed an offering of 1,800,000 shares (issue price of $25.00 per share) totaling $45,000,000 of fixed-rate 9.375% cumulative trust preferred securities due May 15, 2027. Also, effective May 14, 1997, the Corporation purchased all of the common securities of CFC Preferred Trust for $1,391,775. CFC Preferred Trust invested the total proceeds of $46,391,775 received in 9.375% junior subordinated deferrable interest debentures issued by the Corporation.

Contractual principal maturities of other borrowings as of December 31, 2002, for the next five years are as follows: 2003—$46,981,000; 2004—$9,400,000; 2005—$9,400,000; 2006—$131,125,000; 2007—$156,400,000; 2008 and thereafter—$250,000,000.

Note 14.    Derivative Financial Instruments

The Corporation utilizes derivative financial instruments as part of an overall interest rate risk management strategy.

Interest Rate Swap Agreements

The Corporation is exposed to interest rate risk relating to the variable cash flows of certain deposit liabilities and FHLB advances attributable to changes in market interest rates. As part of its overall strategy to manage the level of exposure to the risk of interest rates adversely affecting net interest income the Corporation uses interest rate swap agreements that have offsetting characteristics from the hedged deposit liabilities and FHLB advances. These derivatives are designated and qualify as cash flow hedges with the fair value gain or loss reported as a component of accumulated other comprehensive income. The fair value of the interest rate swaps at December 31, 2002, 2001 and 2000, totaled $255,527,000, $109,913,000 and $37,252,000, respectively, which represents the amount that would need to be paid if the swap agreements were terminated.

The following summarizes the Corporation’s interest rate swap agreements by maturity dates at  December 31:

	2002			2001			2000
	Notional Amount	Interest Rate		Notional Amount	Interest Rate		Notional Amount	Interest Rate
		Paying	Receiving		Paying	Receiving		Paying	Receiving
Scheduled Maturities Due:
Within 1 year	$400,000	5.65%	1.26%	$100,000	5.98%	1.75%	$50,000	6.21%	6.04%
Over 1 year to 2 years	600,000	6.14	1.31	400,000	5.65	1.83	100,000	5.98	5.86
Over 2 years to 3 years	250,000	6.38	1.21	600,000	6.14	1.82	400,000	5.65	6.84
Over 3 years to 4 years	350,000	5.41	1.32	250,000	6.38	1.75	600,000	6.14	6.16
Over 4 years to 5 years	200,000	5.80	1.50	—	—	—	250,000	6.38	5.93
Over 5 years	720,000	5.88	1.69	1,270,000	5.74	2.16	150,000	5.42	5.90

	$2,520,000	5.88%	1.42%	$2,620,000	5.89%	1.98%	$1,550,000	5.99%	6.26%

Under the interest rate swap agreements the Corporation pays fixed rates of interest and receives variable rates of interest. The variable interest rates were based on either the 13-week average yield of the three-month U.S. Treasury bill or the three-month (London Interbank Offered Rate (“LIBOR”) average. Net interest settlement was quarterly. Net interest expense on the swap agreements totaled $104,142,000, $45,744,000, $415,000 and $2,869,000, respectively, for the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, and the fiscal year ended June 30, 2000.

The interest rate swap agreements were collateralized by investment securities with carrying values totaling $207,707,000, $40,331,000 and $63,860,000 at December 31, 2002, 2001 and 2000. Entering into interest rate swap agreements involves the credit risk of dealing with intermediary and primary counterparties and their ability to meet the terms of the respective contracts. The Corporation is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swaps if the Corporation is in a net interest receivable position at the time of potential default by the counterparties. At December 31, 2002, 2001 and 2000, the Corporation was in a net interest payable position. The Corporation does not anticipate nonperformance by the counterparties.

For the six months ended December 31, 2000, the Corporation incurred losses on terminated interest rate swap agreements totaling $8,601,000 since the related hedged FHLB advances and deposit liabilities were not paid. This loss is included in other comprehensive income and is being reflected in operations as the related interest expense on the designated FHLB advances and deposit liabilities is incurred. The amortization of these losses on these terminated interest rate swap agreements for the years ended December 31, 2002 and 2001, and the six months ended December 31, 2000, totaled $2,034,000, $2,034,000 and $170,000, respectively. At December 31, 2002, the unamortized balance of these losses totaled approximately $4,364,000. In addition, during the six months ended December 31, 2000, the Corporation recorded a net loss of $38,209,000 on the termination of swap agreements due to the repayment of the related hedged FHLB advances.

Swaption Agreements

At December 31, 2002, the Corporation had $1,700,000,000 of 10-year fixed-rate FHLB advances with interest rates ranging from 4.30% to 5.92%, maturity dates ranging from February 2009 to December 2009 and call dates ranging from January 2003 to March 2003. At December 31, 2001, the Corporation had $1,000,000,000 of 10-year fixed-rate FHLB advances with interest rates ranging from 4.30% to 5.40%, maturity dates ranging from February 2009 to July 2009 and call dates ranging from January 2002 to May 2002. The call options on these agreements expose the Corporation to interest rate risk. The Corporation entered into swaption agreements to hedge the exposure to changes in the fair value of the calls embedded in the FHLB advances, which are recorded as fair value hedges. These agreements represent purchased options to enter into interest rate agreements whereby the Corporation would pay fixed rates of interest and receive variable rates of interest. All terms of the swaption agreements exactly match the terms of these FHLB advances. In the event any of these FHLB advances are called, the Corporation will exercise its corresponding option to enter into a swap agreement paying a fixed rate of interest on the swap equal to the existing fixed rate on the FHLB advance. At December 31, 2002 and 2001, the fair value of the swaption agreements was recorded as an asset totaling $44,966,000 and $78,220,000, respectively.

Interest Rate Floor Agreements

The Corporation is also exposed to interest rate risk relating to the potential decrease in the value of mortgage servicing rights due to increased prepayments on mortgage loans resulting from declining interest rates. As part of its overall strategy to manage the level of exposure to the risk of interest rates adversely affecting the value of mortgage servicing rights, the Corporation uses interest rate floor agreements to protect the fair value of the mortgage servicing rights. By purchasing floor agreements, the Corporation is paid cash based on the differential between a short-term rate and the strike rate, applied to the notional principal amount, if the current short-term rate falls below the strike rate level of the agreement. These derivatives do not qualify as hedges under SFAS No. 133, and therefore, receive a “no hedging” designation.

At December 31, 2002, 2001 and 2000, the Corporation had interest rate floor agreements with notional amounts totaling $1,225,000,000, $630,000,000 and $505,000,000, respectively, with fair value gains of $13,556,000, $3,071,000 and $1,809,000, respectively, representing the amount that would be received to terminate the floor agreements. At December 31, 2002, the interest rate floor agreements had strike rates ranging from 3.45% to 6.32% and mature between January 2003 and November 2007. The interest rate floor agreements at December 31, 2001, had strike rates ranging from 3.84% to 6.32% and matured between January 2002 and March 2006.

Interest Rate Cap Agreements

During the fiscal year ended June 30, 2000, the Corporation entered into three interest rate cap agreements totaling $300,000,000. These interest rate cap agreements were called in June 2000, resulting in a net loss of $69,000. These agreements would have paid interest quarterly when the three-month LIBOR exceeded 7.5%. Throughout the life of these agreements, the Corporation did not owe any interest to the counterparty. The premiums received totaled $4,800,000. Premiums amortized to income during the fiscal year ended June 30, 2000, totaled $699,000.

Commitments

Mandatory forward sales commitments are used by the Corporation to mitigate the interest rate risk associated with commitments to originate mortgage loans for sale in the secondary market (“rate lock commitments”) and funded mortgage loans held for sale in the secondary market (“warehouse loans”). Rate lock commitments include loans which have been approved or are in the process of approval. Mandatory forward sales commitments obligate both the Corporation and the buyer to trade loans at a specified price at the settlement date. The Corporation considers estimated fallout rates, the percentage of rate lock commitments loans not expected to close, in calculating the amount of forward sales commitments to execute. The risk associated with rate lock commitments is that fallout rates may differ from what was anticipated due to fluctuations in market interest rates. For example, in a declining interest rate environment, loan customers may choose to let their loan commitments at higher rates expire, and the Corporation may not have the necessary loans to meet the mandatory forward sales commitments. Under these circumstances, the Corporation may be required to purchase mortgage loans, at higher market prices, to satisfy its sales commitments. Conversely, in a rising rate environment, the Corporation may experience lower than expected fallout rates which could result in a shortage of forward sales commitments to cover the excess rate lock commitments. To help mitigate these risks, the Corporation may enter into option contracts to provide protection for unexpected fluctuations in rate lock commitments.

Rate lock commitments and mandatory forward sales commitments are considered to be derivatives under SFAS No. 133. These derivatives are recorded at fair value with changes in fair value reported currently in earnings. Beginning in 2001, the Corporation designated a portion of mandatory forward sales commitments to sell residential mortgage loans as hedging the change in fair value of warehouse loans with matched critical terms. These mandatory forward sales commitments that are designated to hedge warehouse loans qualify for hedge accounting since the critical terms of the warehouse loans match the critical terms of the forward sales commitments.

At December 31, 2002, 2001 and 2000, the Corporation had mandatory forward sales commitments totaling $1,391,000,000, $445,000,000 and $176,862,000, respectively. These sales commitments had fair value net losses of $17,984,000 and $2,085,000, respectively, at December 31, 2002 and 2000, and fair value net gains of $3,060,000 at December 31, 2001. The gains and losses on these mandatory forward sales commitments were partially offset by fair value gains of $10,505,000, $68,000 and $354,000 on rate lock commitments of $707,976,000, $161,203,000 and $85,219,000, net of estimated fallout, as of December 31, 2002, 2001 and 2000, respectively. The gains and losses associated with mandatory forward loan sales commitments that were designated as hedges for warehouse loans and qualified for hedge accounting treatment were offset by the recognition of gains and losses on the hedged warehouse loans. The warehouse loans, which did not have matched critical terms with mandatory forward loan sales commitments, and did not qualify for hedge accounting, are carried at the lower of cost or market. As of December 31, 2002, the Corporation had a call option outstanding with a notional amount of $80,000,000 which was recorded at a fair value of $447,000.

Note 15.    Income Taxes

The following is a comparative analysis of the federal and state income tax provision (benefit):

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
Current:
Federal	$71,669	$56,014	$11,276	$19,757
State	1,634	1,221	(2)	1,210

	73,303	57,235	11,274	20,967

Deferred:
Federal	(29,107)	(13,287)	(33,362)	36,689
State	(473)	(574)	2,397	(2,387)

	(29,580)	(13,861)	(30,965)	34,302

Total income tax provision (benefit)	$43,723	$43,374	$(19,691)	$55,269

The following is a reconciliation of the statutory federal income tax rate to the consolidated effective tax rate:

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
Statutory federal income tax rate	35.0%	35.0%	(35.0)%	35.0%
Increase in value of Bank owned life insurance	(3.5)	(3.5)	—	—
Amortization of goodwill	—	1.9	2.0	1.7
Tax exempt interest	(2.9)	(2.6)	(1.9)	(1.2)
Nondeductible exit costs and termination benefits, merger and other expenses	—	—	6.3	.2
Income tax credits	(.6)	(.5)	(.7)	(.4)
State income taxes, net of federal income taxes	.5	.3	2.2	(.5)
Other items, net	.2	.1	(1.0)	(.5)

Effective tax rate	28.7%	30.7%	(28.1)%	34.3%

The components of deferred tax assets and liabilities at December 31 are as follows:

	2002	2001	2000
Deferred tax assets:
Interest rate swap agreements	$103,207	$43,969	$13,794
Allowance for losses on loans and real estate not currently deductible	42,220	39,212	35,095
State net operating loss carryforwards	11,800	12,247	10,357
Mortgage servicing rights	10,671	—	—
Basis differences between tax and financial reporting arising from acquisitions	7,198	8,217	9,214
Employee benefits	4,489	4,408	5,007
Other items	7,063	8,452	10,403

	186,648	116,505	83,870
Valuation allowance	(19,370)	(15,845)	(10,911)

	167,278	100,660	72,959

Deferred tax liabilities:
Mark-to-market of securities available for sale	35,248	7,200	940
Federal Home Loan Bank stock	13,859	14,838	20,238
Real estate investment trust deferred income	9,596	10,380	10,010
Core value of acquired deposits	7,157	8,633	10,318
Differences between book and tax basis of premises and equipment	6,511	7,845	7,967
Deferred loan fees	2,254	2,595	3,492
Mortgage servicing rights	—	14,572	17,520
Other items	6,539	5,489	7,574

	81,164	71,552	78,059

Net deferred tax asset (liability)	$86,114	$29,108	$(5,100)

At December 31, 2002, the Corporation and certain subsidiaries had state net operating loss carryforwards totaling approximately $185,463,000 available for income tax purposes. A valuation allowance was established for these carryforwards which expire through 2022. The valuation allowance is primarily attributable to state deferred tax assets at December 31, 2002. The valuation allowance increased to $19,370,000 at December 31, 2002, compared to $15,845,000 at December 31, 2001, and $10,911,000 at December 31, 2000, primarily due to increases in state net operating loss carryforwards available for income tax purposes.

A deferred tax liability has not been recognized for the bad debt reserves of the Bank created in the tax years which began prior to December 31, 1987 (the base year). At December 31, 2002, these reserves totaled approximately $105,266,000 with an unrecognized deferred tax liability approximating $38,527,000. This unrecognized deferred tax liability could be recognized in the future, in whole or in part, if there is a change in federal tax law, the Bank fails to meet certain definitional tests and other conditions in the federal tax law, certain distributions are made with respect to the stock of the Bank, or the bad debt reserves are used for any purpose other than absorbing bad debt losses.

Note 16.    Stockholders’ Equity and Regulatory Restrictions

Effective December 18, 1998, the Corporation’s Shareholder Rights Plan was amended primarily to extend the expiration date of such rights to December 19, 2008, unless earlier redeemed by the Corporation. In December 1988, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of stock purchase rights. This dividend consisted of one primary right and one secondary right for each outstanding share of common stock payable on December 30, 1988, and for each share of common stock issued by the Corporation at any time after December 30, 1988, and prior to the earlier of the occurrence of certain events or expiration of these rights. These rights are attached to and trade only together with the common stock shares. The provisions of the Shareholder Rights Plan are designed to protect the interests of the stockholders of record in the event of an unsolicited or hostile attempt to acquire the Corporation at a price or on terms that are not fair to all shareholders. Unless rights are exercised, holders have no rights as a stockholder of the Corporation (other than rights resulting from such holder’s ownership of common shares), including, without limitation, the right to vote or to receive dividends. At December 31, 2002, no such rights were exercised.

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

The capital distribution regulations of the OTS permit the Bank to pay capital distributions during a calendar year up to 100% of its retained net income for the current calendar year combined with the Bank’s retained net income for the preceding two calendar years without requiring an application to be filed with the OTS. Retained net income is net income determined in accordance with generally accepted accounting principles less total capital distributions declared. At December 31, 2002, the Bank’s total distributions exceeded its retained net income by $219,881,000 under this regulation thereby requiring the Bank to file an application with the OTS for any proposed capital distribution. Applicable regulations require approval by the OTS of any proposed distribution and, in some cases, could prohibit the distribution. The Bank has received approvals from the OTS on all applications for capital distributions.

In April 1999, the Corporation began repurchasing its outstanding common stock. From April 1999 through December 31, 2001, the Corporation purchased 15,701,500 shares of its common stock at a cost of $329,943,000. During January 2002, the 5,000,000 share repurchase authorized on May 7, 2001, was completed with the remaining 798,500 shares repurchased at a cost of $19,474,000. On February 28, 2002, a repurchase for 500,000 shares was authorized. The Corporation began purchasing shares under this authorization on July 19, 2002, and through December 31, 2002, had repurchased 259,200 shares costing $6,235,000. Also, on November 25, 2002, an additional repurchase for 5,000,000 shares was authorized. As of December 31, 2002, no shares had been repurchased under this authorization.

Note 17.     Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Regulators can initiate certain mandatory, and possibly additional discretionary, actions if the Bank fails to meet minimum capital requirements. These actions could have a direct material effect on the Corporation’s financial position and results of operations. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

The following presents the Bank’s regulatory capital levels and ratios relative to its minimum capital requirements:

As of December 31, 2002:	Actual Capital		Required Capital
	Amount	Ratio	Amount	Ratio
OTS capital adequacy:
Tangible capital	$743,048	5.81%	$191,930	1.50%
Core capital	743,870	5.75	383,615	3.00
Risk-based capital	871,408	10.92	638,637	8.00
FDICIA regulations to be classified well-capitalized:
Tier 1 leverage capital	734,870	5.75	639,358	5.00
Tier 1 risk-based capital	734,870	9.21	478,978	6.00
Total risk-based capital	871,408	10.92	798,296	10.00

As of December 31, 2001:
OTS capital adequacy:
Tangible capital	$706,534	5.58%	$190,045	1.50%
Core capital	709,770	5.60	380,188	3.00
Risk-based capital	850,713	11.38	597,976	8.00
FDICIA regulations to be classified well-capitalized:
Tier 1 leverage capital	709,770	5.60	633,646	5.00
Tier 1 risk-based capital	709,770	9.50	448,482	6.00
Total risk-based capital	850,713	11.38	747,470	10.00

As of December 31, 2000:
OTS capital adequacy:
Tangible capital	$800,630	6.51%	$184,557	1.50%
Core capital	805,693	6.55	369,267	3.00
Risk-based capital	879,845	11.84	594,373	8.00
FDICIA regulations to be classified well-capitalized:
Tier 1 leverage capital	805,693	6.55	615,444	5.00
Tier 1 risk-based capital	805,693	10.84	445,780	6.00
Total risk-based capital	879,845	11.84	742,966	10.00

As of December 31, 2002, the most recent notification from the OTS categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank’s classification.

Note 18.    Commitments and Contingencies

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, financial guarantees on certain loans sold with recourse and on other contingent obligations. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statement of Financial Condition. The contractual amounts of these instruments represent the maximum credit risk to the Corporation. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. No material future payments or losses are anticipated as a result of standby letters of credit and the fair value of guarantees is estimated to be immaterial.

The following table presents outstanding commitments at December 31, excluding undisbursed portions of loans in process:

	2002	2001	2000
Originate and purchase residential mortgage loans	$954,925	$255,215	$122,217
Originate commercial real estate loans	102,271	151,361	110,776
Originate consumer, commercial operating and agricultural loans	20,920	13,874	18,034
Unused lines of credit for commercial and consumer use	297,569	182,945	217,801
Purchase investment securities	—	805	41,893

	$1,375,685	$604,200	$510,721

Loan commitments, which are funded subject to certain limitations, extend over various periods of time. Residential mortgage loan commitments include loans in the process of approval for which the Corporation has rate lock commitments. Generally, unused loan commitments are canceled upon expiration of the commitment term as outlined in each individual contract. These outstanding loan commitments to extend credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn upon. The Corporation evaluates each customer’s credit worthiness on a separate basis and requires collateral based on this evaluation. Collateral consists mainly of residential family units and personal property. Residential mortgage loan commitments include loans in the process of approval for which the Corporation has rate lock commitments.

At December 31, 2002, 2001 and 2000, the Corporation had approximately $1,391,000,000, $445,000,000 and $176,862,000, respectively, in mandatory forward delivery commitments to sell residential mortgage loans. At December 31, 2002, 2001 and 2000, loans sold subject to recourse provisions totaled approximately $4,264,000, $8,750,000, and $12,912,000, respectively, which represents the total potential credit risk associated with these particular loans. Any credit risk would, however, be offset by the value of the single-family residential properties that collateralize these loans.

The Corporation is subject to a number of lawsuits and claims for various amounts which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Corporation’s financial position or results of operations.

On September 12, 1994, the Bank and the Corporation commenced litigation relating to supervisory goodwill against the United States in the United States Court of Federal Claims seeking to recover monetary relief for the government’s refusal to honor certain contracts that it had entered into with the Bank. The suit alleges that such governmental action constitutes a breach of contract and an unlawful taking of property by the United States without just compensation or due process in violation of the Constitution of the United States. The Corporation and the Bank are pursuing alternative damage claims of up to approximately $230,000,000. The Bank also assumed a lawsuit in the merger with Mid Continent against the United States also relating to a supervisory goodwill claim filed by the former Mid Continent. The litigation status and process of these legal actions, as well as that of numerous actions brought by others alleging similar claims with respect to supervisory goodwill and regulatory capital credits, make the value of the claims asserted by the Bank (including the Mid Continent claim) uncertain as to their ultimate outcome, and contingent on a number of factors and future events which are beyond the control of the Bank, both as to substance, timing and the dollar amount of damages that may be awarded to the Bank and the Corporation if they finally prevail in this litigation.

On March 25, 1998, the Corporation filed a motion for summary judgment and the United States filed a cross motion for summary judgment on the question of liability for breach of contract. On March 24, 2003, the Corporation received an order from the United States Court of Federal Claims denying its motion for summary judgment seeking to establish liability for breach of contract and granting the United States government’s cross motion seeking to establish no liability for breach of contract with respect to the Corporation’s acquisition of

Empire Savings Building and Loan (“Empire”). In the litigation, the Corporation alleged that with respect to its 1987 acquisition of Empire, the Federal Home Loan Bank Board promised that $190 million of goodwill (the amount by which Empire’s liabilities exceeded its assets) would be included in the Bank’s regulatory capital as well as the $60 million of preferred stock issued by the Bank to fund the acquisition of Empire. The United States Court of Federal Claims granted the Corporation’s motion for summary judgment and denied the United States government’s cross-motion for summary judgment on the question of liability for breach of contract with respect to the Corporation’s acquisition of the savings deposits of Territory Savings and Loan Association (“Territory”) whereby the Bank accepted a five year $20 million promissory note from the Federal Savings and Loan Insurance Corporation (“FSLIC”) as part of the FSLIC’s payment for the Bank’s assumption of Territory’s savings deposits. In the litigation, the Corporation alleged that the FSLIC promised that the Bank could include the promissory note in its regulatory capital. The Corporation is currently considering its options in light of the order recently issued by the United States Court of Federal Claims.

Note 19.    Employee Benefit and Incentive Plans

Retirement Savings Plan

The Corporation maintains a contributory deferred savings 401(k) plan covering substantially all employees. The Corporation’s matching contributions are equal to 100% of the first 8% of participant contributions. Participants vest immediately in their own contributions. For contributions of the Corporation, participants vest over a five-year period and, thereafter, vest 100% on an annual basis if employed on the last day of each calendar year. Retirees who meet certain employment and age requirements, vest 100% at the date of their retirement. Contribution expense was $4,464,000, $3,668,000, $2,091,000 and $3,926,000 for the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, and the fiscal year ended June 30, 2000, respectively.

Stock Option and Incentive Plans

The Corporation maintains the 2002 Stock Option and Incentive Plan (the “2002 Plan”) and the 1996 Stock Option and Incentive Plan (the “1996 Plan”), and various stock option and incentive plans assumed in certain mergers since 1995. These plans permit the granting of stock options, discounted stock options, restricted stock awards and stock appreciation rights. The Corporation’s stock options expire over periods not to exceed 10 years from the date of grant with the option price equal to market value on the date of grant. Stock options either are exercisable and vest on the date of grant or over various periods not exceeding three years. Recipients of restricted stock have the usual rights of a shareholder, including the right to receive dividends and to vote the shares; however, the common stock will not be vested until certain restrictions are satisfied. The term of the 1996 Plan, as amended, extends to September 11, 2006, and the term of the 2002 Plan extends to June 27, 2012. The 1984 Stock Option and Incentive Plan, as amended, expired on July 31 2002, with 137,400 shares available for grant.

The following table presents the activity of all stock option plans for the fiscal year ended June 30, 2000, the six months ended December 31, 2000, and the years ended December 31, 2002 and 2001, and the stock options outstanding at the end of the respective periods:

	Stock Option Shares	Weighted Average Price Per Share	Aggregate Amount
Outstanding at June 30, 1999	2,589,107	$22.84	$59,130
Granted	796,756	15.49	12,342
Exercised	(184,845)	11.58	(2,141)
Canceled	(251,216)	27.49	(6,906)

Outstanding at June 30, 2000	2,949,802	21.16	62,425
Granted	92,935	16.08	1,494
Exercised	(64,650)	12.96	(838)
Canceled	(143,107)	23.59	(3,376)

Outstanding at December 31, 2000	2,834,980	21.06	59,705
Granted	1,086,538	21.71	23,583
Exercised	(354,009)	13.03	(4,613)
Canceled	(335,387)	22.70	(7,612)

Outstanding at December 31, 2001	3,232,122	21.99	71,063
Granted	824,086	24.50	20,188
Exercised	(290,760)	18.18	(5,286)
Canceled	(168,342)	24.61	(4,144)

Outstanding at December 31, 2002	3,597,106	$22.75	$81,821

Exercisable at December 31, 2002	2,386,146	$22.67	$54,106

Shares available for future grants at December 31, 2002:
1996 Plan	380,000
2002 Plan	2,100,000

The following table summarizes information about the Corporation’s stock options outstanding at December 31, 2002:

Shares Subject to Outstanding Options				Shares Exercisable
Range of Exercise Prices	Stock Option Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Stock Option Shares Exercisable	Weighted Average Exercise Price
$ 6.26 – $ 9.01	53,256	1.94	$8.53	53,256	$8.53
11.58 – 12.61	84,818	4.86	12.23	84,818	12.23
13.77 – 15.69	564,625	7.02	15.39	427,541	15.30
16.43 – 17.99	185,628	6.09	17.25	185,628	17.25
20.06 – 22.17	1,015,406	7.49	22.00	588,062	22.00
23.08 – 25.40	1,231,971	8.11	24.63	585,439	24.21
34.16	461,402	5.37	34.16	461,402	34.16

$ 6.26 – $34.16	3,597,106	7.14	$22.75	2,386,146	$22.67

During the year ended December 31, 2002, a total of 700,132 options were granted to executives, managers and employees under the 1996 Plan. During the year ended December 31, 2001, the six months ended December 31, 2000, and the fiscal year ended June 30, 2000, a total of 957,878 options, 50,000 options and 653,538 options, respectively, were granted to executives and managers under the 1996 Plan.

The Board of Directors may elect to receive their fees in cash or in the form of discounted stock options. All directors elected to receive discounted stock options during the years ended December 31, 2002 and 2001, and the six months ended December 31, 2000 and under the 1996 Plan 63,954 shares, 68,660 shares and 42,935 shares, respectively, were issued. Directors compensation expense resulting from the issuance of these stock options totaled $430,000, $321,000 and $558,000 for the respective periods. During the years ended December 31, 2002 and 2001, and during the fiscal year ended June 30, 2000, non-incentive stock options for 60,000 shares per year were granted to directors under the 1996 Plan.

The Corporation applies APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock option plans. See Note 1 “Summary of Significant Accounting Policies” — “Stock-Based Compensation” for the effect on the Corporation’s net income (loss) and earnings (loss) per share as if compensation cost was determined based on the fair value at the grant dates for stock options awarded pursuant to the provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation.” The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions used as follows:

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
Expected dividend yield	1.28%—2.13%	1.26%—1.95%	1.51%—2.27%	1.47%—2.25%
Expected stock price volitility	28%	29%	29%	29%
Risk-free interest rates	3.07%—5.07%	4.17%—5.03%	5.07%—5.93%	5.97%—6.75%
Expected option lives	6 years	6 years	6 years	6 years
Weighted average fair value of options granted	$9.67	$8.95	$6.42	$6.62

The Black-Scholes option-pricing model calculates the fair value of stock options awarded based on subjective assumptions. Changes to these assumptions can materially affect the fair value calculation by the model. Therefore, management does not consider these fair value amounts to be a true reflection of the amount of stock based compensation for the Corporation.

Restricted stock may also be granted for awards earned under management incentive plans. On the grant dates of December 31, 2002 and 2001, the Corporation issued restricted stock for 81,248 shares and 76,988 shares, respectively, with an aggregate market value of $1,897,000 and $1,809,000, respectively. No awards were granted for the six months ended December 31, 2000, or the fiscal year ended June 30, 2000. The awards of restricted stock vest 20% on each anniversary of the grant date, provided that the employee has completed the specified service requirement, or earlier under certain conditions. Total deferred compensation on the unvested restricted stock totaled $2,915,000, $2,027,000, $503,000 and $805,000 at December 31, 2002, 2001 and 2000, and June 30, 2000, respectively, and is recorded as a reduction of stockholders’ equity. The value of the restricted shares is amortized to compensation expense over the five-year vesting period. Compensation expense applicable to the restricted stock totaled $909,000, $196,000, $177,000 and $607,000 for the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, and the fiscal year ended June 30, 2000, respectively.

Postretirement Benefits

The Corporation recognizes the cost of providing postretirement benefits other than pensions over the employee’s period of service. The determination of the accrued liability requires a calculation of the accumulated postretirement benefit obligation which represents the actuarial present value of postretirement benefits to be paid out in the future (primarily health care benefits to be paid to retirees) that have been earned as of the end of the year. The Corporation’s postretirement benefit plan is unfunded and amounts are not material.

Note 20.    Exit Costs and Termination Benefits

August 2000 Key Strategic Initiatives

On August 14, 2000, the Board of Directors approved a series of strategic initiatives aimed at improving the overall operations of the Corporation. Key initiatives included:

•	A complete balance sheet review including the disposition of over $2.0 billion in low-yielding and higher risk investments and residential mortgage loans. The proceeds from these dispositions were used to reduce high-cost borrowings, repurchase additional shares of the Corporation’s common stock and reinvest any excess in lower risk securities.

•	A thorough assessment of the Bank’s delivery and servicing systems.

•	The sale of the leasing company acquired in a February 1998 acquisition.

•	Acceleration of the disposition of other real estate owned.

•	A management restructuring to further streamline the organization and improve efficiencies as well as the appointment of a new chief operating officer.

•	A program to further strengthen the commercial lending portfolio by actively recruiting new lenders in order to accelerate the growth in loans experienced over the past year, while maintaining credit quality.

•	A change in the Corporation’s fiscal year end from June 30 to December 31.

•	An expansion of the Corporation’s common stock repurchase program to acquire 5,500,000 shares.

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

The leasing portfolio was reclassified to held for sale during the six months ended December 31, 2000, with a substantial portion of the leasing portfolio sold in 2001. Additional expenses to finalize this transaction totaling $754,000 were recorded in the first quarter of 2001. Adjustments to fair value and additional expenses totaling $4,602,000 were recorded as exit costs and termination benefits during the six months ended December 31, 2000. The authorization to repurchase 5,500,000 shares cost $114,102,000 and was completed in August 2001. During the six months ended December 31, 2000, the Corporation recorded $2,119,000 as exit costs and termination benefits related to the outplacement of personnel. These costs consist of severance, benefits and related professional services. The Corporation also incurred fees totaling $2,887,000 for consulting services during the six months ended December 31, 2000. The consulting services were related to the identification and implementation of these key strategic initiatives.

November 1999 Initiative

On November 5, 1999, the Corporation began an initiative to integrate the Corporation’s new data processing system to support community-banking operations. Major aspects of the plan included 21 branches to be sold or closed, the elimination of 121 positions and the consolidation of the correspondent loan servicing operations. Implementation of this plan resulted in charges totaling $3,941,000 that were recorded in the fiscal year ended June 30, 2000. The plan eliminated 121 positions with personnel costs consisting of severance, benefits and related professional services totaling $1,564,000. The plan also included the consolidation of the correspondent loan servicing functions to Omaha, Nebraska from Wichita, Kansas and Denver, Colorado. The portion of the plan relating to eliminating positions and consolidating the loan servicing operations was completed by June 30, 2000.

The 21 branches to be sold and closed were located in Iowa (15), Kansas (5) and Missouri (1). Direct and incremental costs associated with this part of the plan totaled $2,377,000. Six branches were sold or closed as of June 30, 2000. During the six months ended December 31, 2000, 14 remaining branches were sold or closed with one remaining branch considered part of the August 2000 branch divestitures. The Corporation realized net gains totaling $2,524,000 during the six months ended December 31, 2000, from premiums realized on the sales of these branch deposits, loans and fixed assets.

Total exit costs and termination benefits relating to the 2000 and 1999 initiatives are summarized below for the following periods:

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
Branch sales and closings	$—	$1,979	$16,992	$2,377
Exiting leasing operations	—	754	4,602	—
Management restructuring and personnel outplacement	—	—	2,119	1,564
Consulting services	—	—	2,887	—
Various other charges	—	5	1,688	—

	—	2,738	28,288	3,941
Less net gains on the sales of branches	—	(18,304)	(2,524)	—

Total exit costs and termination benefits (gains), before tax	—	(15,566)	25,764	3,941
Income tax expense (benefit), net	—	5,448	(4,653)	(1,037)

Total exit costs and termination benefits (gains), after tax	$—	$(10,118)	$21,111	$2,904

Four branches in Minnesota with deposits totaling approximately $20,000,000 were remaining to be sold as of December 31, 2001, under the August 2000 initiatives. During the third quarter of 2002, these branches were sold resulting in a pre-tax gain of $875,000. This net gain on sale is reported in other operating expenses in the Consolidated Statement of Operations.

Note 21.    Change in Fiscal Year End

Effective July 1, 2000, the Corporation changed its fiscal year from a twelve month period ending June 30 to a twelve month period ending December 31. The Corporation’s consolidated financial statements include the six-month transition period from July 1, 2000, to December 31, 2000.

The following table presents certain financial information for the six months ended December 31, 2000, to the comparable six month period ending December 31, 1999:

	2000	1999
		(Unaudited)
Total interest income	$498,732	$455,881
Total interest expense	344,297	281,936
Provision for loan losses	(27,854)	(6,760)
Total other income (loss)	(40,936)	54,016
Total other expense	155,712	137,022

Income (loss) before income taxes and cumulative effect of change in accounting principle	(70,067)	84,179
Income tax provision (benefit)	(19,691)	29,206

Income (loss) before cumulative effect of change in accounting principle	(50,376)	54,973
Cumulative effect of change in accounting principle, net of tax benefit	(19,125)	(1,776)

Net income (loss)	$(69,501)	$53,197

Per common share:
Income (loss) before cumulative effect of change in accounting principle	$(.92)	$.93
Cumulative effect of change in accounting principle, net	(.35)	(.03)

Net income (loss)	$(1.27)	$.90

Dividends declared per common share	$.140	$.135

Weighted average shares outstanding	54,705,067	59,418,005

Note 22.    Cumulative Effect of Change in Accounting Principle

Accounting for Derivative Instruments and Hedging Activities

Effective July 1, 2000, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 required the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. Changes in the fair values of those derivatives were reported in current operations or other comprehensive income depending on the use of the derivative and whether it qualified for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS No. 133, the method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must have been established at the inception of the hedge.

The Corporation identified four types of derivative instruments which were recorded on the Corporation’s Consolidated Statement of Financial Condition on July 1, 2000. The derivative instruments were interest rate swap agreements, interest rate floor agreements, forward loan sales commitments and fixed-rate conforming loan commitments.

The interest rate swap agreements were used to synthetically extend the maturities of certain deposits and FHLB advances for asset liability management and interest rate risk management purposes. Since the swap agreements qualified as a cash flow hedge under SFAS No. 133, the fair value of these agreements totaling $8,686,000 was recorded as a credit to other comprehensive income in stockholders’ equity at July 1, 2000, net of income taxes of $3,238,000, or $5,448,000 after-tax.

The interest rate cap agreements, interest rate floor agreements, forward loan sales commitments and the conforming loan commitments did not qualify for hedge accounting or were not designated hedges so their fair value adjustments were recorded to operations. The fair value of these derivatives totaling $1,002,000 was recorded as a charge to operations on July 1, 2000, as part of a cumulative effect of a change in accounting principle.

Under the provisions of SFAS No. 133, on July 1, 2000, the Corporation transferred substantially all of its securities from the held-to-maturity portfolio to the available-for-sale and trading portfolios as follows:

	Securities Transferred			Total Book Value	Pre-tax Loss
Security	Available for Sale (at Fair Value)	Trading (at Fair Value)	Total Fair Value
Investment securities	$491,865	$336,651	$828,516	$893,419	$(64,903)
Mortgage-backed securities	767,542	67,510	835,052	857,776	(22,724)

	$1,259,407	$404,161	$1,663,568	$1,751,195	$(87,627)

As of July 1, 2000, the transfer of the securities had the following effect on operations and other comprehensive income:

	Adjustment to Operations	Adjustment to Other Comprehensive Income (Loss)	Total Adjustments
Pre-tax loss on securities	$(28,435)	$(59,192)	$(87,627)
Income tax benefit	9,952	22,984	32,936

Net loss	$(18,483)	$(36,208)	$(54,691)

Adopting the provisions of SFAS No. 133 on July 1, 2000, which included the transfer of securities and recording the fair value of the derivative instruments, had the following effect on operations and other comprehensive income:

	Pre-tax Gain (Loss)	Income Taxes	Net Gain (Loss)
Recorded to current operations as a cumulative effect of a change in accounting principle:
Transfer of securities from held-to-maturity to trading	$(28,435)	$9,952	$(18,483)
Fair value of interest rate floor agreements	(316)	114	(202)
Fair value of forward loan sales commitments	(1,420)	510	(910)
Fair value of conforming loan commitments	734	(264)	470

	$(29,437)	$10,312	$(19,125)

Recorded to other comprehensive income as a cumulative effect of a change in accounting principle:
Transfer of securities from held-to-maturity to available for sale	$(59,192)	$22,984	$(36,208)
Fair value of interest rate swap agreements	8,686	(3,238)	5,448

	$(50,506)	$19,746	$(30,760)

All of the securities in the trading portfolio were sold during the three months ended September 30, 2000. Future changes in fair value on the remaining available-for-sale portfolio have been adjusted through other comprehensive income.

The following reflects the net changes in accumulated other comprehensive income for the six months ended December 31, 2000:

		Six Months Ended December 31, 2000			Balance December 31, 2000
	Balance June 30, 2000	Implementation of SFAS No. 133 on July 1, 2000	Net Changes in Fair Values	Reclassification of Net Gains (Losses) to Earnings
Securities available for sale	$(27,503)	$(59,192)	$77,728	$29,970	$21,003
Interest rate swap agreements	—	8,686	(92,749)	38,379	(45,684)
Interest only strips	2,057	—	(2,160)	460	357

	(25,446)	(50,506)	(17,181)	68,809	(24,324)
Income tax effect	9,506	19,746	(16,457)	(3,793)	9,002

Net changes	$(15,940)	$(30,760)	$(33,638)	$65,016	$(15,322)

Reporting the Costs of Start-Up Activities

Effective July 1, 1999, the Corporation adopted the provisions of Statement of Position 98-5 “Reporting the Costs of Start-Up Activities,” which required that costs of start-up activities and organizational costs be expensed as incurred. The effect of adopting the provisions of this statement was to record a charge of $1,776,000 net of an income tax benefit of $978,000, or $.03 per diluted share, as a cumulative effect of a change in accounting principle for the fiscal year ended June 30, 2000. These costs consist of organizational costs primarily associated with the creation of a real estate investment trust subsidiary and start-up costs of the proof of deposit department for processing customer transactions following the conversion of the Corporation’s deposit system.

Note 23.    Financial Information (Parent Company Only)

CONDENSED STATEMENT OF FINANCIAL CONDITION

	December 31,
	2002	2001	2000
ASSETS

Cash	$40,206	$13,416	$36,026
Investment securities available for sale, at fair value	—	—	302
Other assets	3,102	2,805	4,100
Equity in CFC Preferred Trust	—	1,392	1,392
Equity in Commercial Federal Bank	833,474	854,176	999,914

Total Assets	$876,782	$871,789	$1,041,734

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Other liabilities	$4,536	$4,643	$8,165
Subordinated extendible notes	21,725	21,725	50,000
Term notes	94,000	54,375	63,438
Revolving line of credit	—	10,000	10,000
Junior subordinated deferrable interest debentures	—	46,392	46,392

Total Liabilities	120,261	137,135	177,995

Stockholders’ Equity	756,521	734,654	863,739

Total Liabilities and Stockholders’ Equity	$876,782	$871,789	$1,041,734

CONDENSED STATEMENT OF OPERATIONS

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
Revenues:
Dividend income from the Bank	$85,000	$216,000	$57,000	$117,818
Interest income	211	1,304	902	767
Other income (loss)	302	26	(235)	54
Expenses:
Interest expense	(8,068)	(12,601)	(7,620)	(14,526)
Operating expenses	(2,445)	(981)	(1,255)	(1,218)

Income before income taxes, cumulative effect of change in accounting principle and equity in undistributed earnings (losses) of subsidiaries	75,000	203,748	48,792	102,895
Income tax benefit	(3,545)	(4,215)	(2,994)	(5,430)

Income before cumulative effect of change in accounting principle and equity in undistributed earnings (losses) of subsidiaries	78,545	207,963	51,786	108,325
Cumulative effect of change in accounting principle, net	—	—	—	(12)

Income before equity in undistributed earnings (losses) of subsidiaries	78,545	207,963	51,786	108,313
Equity in undistributed (overdistributed) earnings (losses) of subsidiaries	29,919	(110,281)	(121,287)	(4,305)

Net income (loss)	$108,464	$97,682	$(69,501)	$104,008

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$108,464	$97,682	$(69,501)	$104,008
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net	—	—	—	12
Equity in undistributed (overdistributed) losses (earnings) of subsidiaries	(29,919)	110,281	121,287	4,305
Other items, net	(272)	(2,009)	(11,177)	9,457

Total adjustments	(30,191)	108,272	110,110	13,774

Net cash provided by operating activities	78,273	205,954	40,609	117,782

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of common securities of CFC Preferred Trust	1,392	—	—	—
Proceeds from sales of investment securities available for sale	—	121	8,122	—
Maturities and repayments of investment securities available for sale	—	180	666	—
Purchase of investment securities held to maturity	—	—	—	(8,711)
Purchase of investment securities available for sale	—	—	—	(581)
Other items, net	—	—	—	30

Net cash provided (used) by investing activities	1,392	301	8,788	(9,262)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of notes payable	94,000	—	—	50,000
Payments of notes payable	(64,375)	(37,338)	(1,812)	(47,250)
Redemption of junior subordinated deferrable interest debentures	(46,392)	—	—	—
Payments for debt issue costs	(238)	—	—	—
Repurchases of common stock	(25,709)	(180,877)	(48,953)	(63,895)
Issuance of common stock	5,288	4,579	775	2,363
Payments of cash dividends on common stock	(15,449)	(15,239)	(7,755)	(15,776)
Other items, net	—	10	—	—

Net cash used by financing activities	(52,875)	(228,865)	(57,745)	(74,558)

CASH AND CASH EQUIVALENTS
Increase (decrease) in net cash position	26,790	(22,610)	(8,348)	33,962
Balance, beginning of year	13,416	36,026	44,374	10,412

Balance, end of year	$40,206	$13,416	$36,026	$44,374

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest expense	$8,056	$14,841	$4,709	$16,611
Income taxes, net	68,923	31,049	(12,791)	24,275
Non-cash investing and financing activities:
Securities transferred from held-to-maturity to available for sale	—	—	8,711	—
Common stock received in connection with employee benefit and incentive plans, net	(265)	(114)	—	(135)

Note 24.    Segment Information

Effective January 1, 2002, the Corporation’s operations were realigned into four lines of business operations for management reporting purposes. These lines of business units are Commercial Banking, Mortgage Banking, Retail Banking and Treasury. Before this realignment, the Corporation identified and utilized two lines of business: Community Banking and Mortgage Banking. This realignment was made to allow management to make more well-informed operating decisions, to focus resources to benefit both the Corporation and its customers, and to assess performance and products on a continuous basis. The segment information for the year ended December 31, 2001, was restated to reflect these changes. Segment information for periods prior to December 31, 2001, were not restated to reflect the 2002 realignment of business operations because such information was not prepared for internal management use and its compilation would have been impracticable. Accordingly, such information for the six months ended December 31, 2000, and the year ended June 30, 2000, are not presented.

The financial information presented does not necessarily represent the business unit’s results of operations or financial condition as if they were independent companies. This information in the following tables is derived from management’s internal reporting system used to measure the performance of the segments and the Corporation in total. This management reporting system and the results of operations and financial condition by reported business unit are not in accordance with accounting principles generally accepted in the United States.

The Commercial Banking segment involves the origination of commercial operating, agricultural, commercial real estate, and small business loans, as well as indirect lending and commercial and residential construction loans. Also included in this segment is commercial demand and time deposits and cash management products and services. The Commercial Banking services are offered through the Bank’s branch network, lending offices and the Internet.

The Mortgage Banking segment involves the acquisition of a portion of correspondent, brokered and originated residential mortgage loans, the sale of these mortgage loans in the secondary mortgage market and to the Treasury segment, the servicing of mortgage loans, and the purchase and origination of rights to service mortgage loans. Mortgage Banking operations are conducted through the Bank’s branches, loan offices and a nationwide correspondent network of mortgage loan originators.

The Retail Banking segment involves a variety of traditional banking and financial services including the origination of residential mortgage loans through the Bank’s branch network and the sale of these mortgage loans to the Treasury segment or the Mortgage Banking segment. In addition, loan servicing is sold to the Mortgage Banking segment. Other core Retail Banking services include consumer checking, savings and certificates of deposit accounts (regular and retirement); consumer loans for home equity, autos, secured and unsecured purposes, as well as credit cards; and other ancillary retail banking services including overdraft protection, electronic and telephone bill-paying and cash advances. Also included in this segment are insurance and securities brokerage services. The Retail Banking services are offered through the Bank’s branch network, automated teller machines, customer support telephone centers and the Internet.

The Treasury segment is responsible for corporate interest rate risk and asset and liability management. The Treasury segment manages the Corporation’s single-family residential mortgage loan portfolio, investment and mortgage-backed securities, wholesale deposits, advances from the Federal Home Loan Bank and all other borrowings.

Net interest income is determined by the Corporation’s internal funds transfer pricing system which calculates each segment’s net interest income contribution based on the type, maturity or repricing characteristics of certain assets and liabilities. The provision for loan losses by segment is based upon the current and historical business cycle loss rates. Total other income consists of revenue directly attributable to each segment, allocations based on segment ownership of certain assets and liabilities, and bank owned life insurance allocated to segments net of associated expenses and income taxes. Total other expense consists of direct expenses attributable to each segment and indirect expenses allocated by an activity-based costing system using full absorption. Income taxes are calculated separately for each segment with the “Reclassification” column used to reconcile net income by segment to the external reported consolidated net income. In addition, the “Reclassification” column includes the net effect of transfer pricing loan and deposit balances, the reconciliation of provision for loan losses and income taxes to external reported balances, and any residual effects of unallocated systems and other support functions.

	Commercial Banking	Mortgage Banking	Retail Banking	Treasury	Reclassification	Consolidated Total
Year Ended December 31, 2002:
Net interest income	$94,938	$34,714	$112,417	$85,659	$—	$327,728
Provision for loan losses	12,634	399	9,313	13,473	(4,817)	31,002
Total other income (loss)	5,083	56,478	112,986	(49,480)	(4,867)	120,200
Total other expense (income)	35,939	33,799	190,218	(68)	4,851	264,739

Income before income taxes	51,448	56,994	25,872	22,774	(4,901)	152,187
Income tax provision	17,947	21,072	9,288	317	(4,901)	43,723

Net income	$33,501	$35,922	$16,584	$22,457	$—	$108,464

Total interest and other income	$100,021	$91,192	$225,403	$36,179	$(4,867)	$447,928
Intersegment revenue	—	11,427	17,711	(1,711)
Depreciation and amortization	473	680	8,987	9,003	—	19,143
Total assets	3,152,037	856,500	1,197,798	7,875,132	—	13,081,467

Year Ended December 31, 2001:
Net interest income	$82,361	$16,051	$113,726	$95,291	$—	$307,429
Provision for loan losses	5,328	47	7,722	31,113	(5,265)	38,945
Total other income (loss)	7,829	41,137	110,404	(21,120)	(17,609)	120,641
Total other expense (income)	38,196	30,326	177,763	7,265	(5,481)	248,069

Income before income taxes	46,666	26,815	38,645	35,793	(6,863)	141,056
Income tax provision	17,186	9,949	14,337	8,765	(6,863)	43,374

Net income	$29,480	$16,866	$24,308	$27,028	$—	$97,682

Total interest and other income	$90,190	$57,188	$224,130	$74,171	$(17,609)	$428,070
Intersegment revenue	—	11,231	15,935	982
Depreciation and amortization	256	345	9,204	9,036	—	18,841
Total assets	3,010,732	880,790	1,470,510	7,539,553	—	12,901,585

Note 25.    Quarterly Financial Data (Unaudited)

The following summarizes the unaudited quarterly results of operations for the periods indicated:

	Quarter Ended
	December 31	September 30	June 30	March 31
Year Ended December 31, 2002:
Total interest income	$190,012	$195,854	$193,171	$198,016
Net interest income	80,383	82,096	80,666	84,583
Provision for loan losses	(9,731)	(9,142)	(5,540)	(6,589)
Gain (loss) on sales of securities, loans and changes in fair values of derivatives, net	26,805	34,234	17,121	(1,404)
Net income	26,279	26,669	27,533	27,983
Earnings per common share:
Basic	.58	.59	.61	.62
Diluted	.58	.58	.60	.61
Dividends declared per share	.09	.09	.09	.08

Year Ended December 31, 2001:
Total interest income	$208,519	$217,914	$220,863	$224,078
Net interest income	82,092	78,227	75,281	71,829
Provision for loan losses	(8,265)	(19,800)	(6,437)	(4,443)
Gain (loss) on sales of securities, loans and changes in fair values of derivatives, net	(185)	18,833	(1,076)	6,589
Net income	25,116	23,982	26,350	22,234
Earnings per common share:
Basic	.54	.48	.51	.42
Diluted	.53	.48	.51	.42
Dividends declared per share	.08	.08	.08	.07

	Quarter Ended
	December 31	September 30
Six Months Ended December 31, 2000:
Total interest income	$247,017	$251,715
Net interest income	73,882	80,553
Provision for loan losses	(15,206)	(12,648)
Loss on sales of securities, loans and changes in fair values of derivatives, net	(84,208)	(3,277)
Cumulative effect of change in accounting principle, net	—	(19,125)
Net loss	(47,675)	(21,826)
Loss per basic and diluted common share:
Loss before cumulative effect of change in accounting principle	(.88)	(.04)
Cumulative effect of change in accounting principle, net	—	(.35)
Net loss	(.88)	(.39)
Dividends declared per share	.07	.07

	Quarter Ended
	June 30	March 31	December 31	September 30
Year Ended June 30, 2000:
Total interest income	$239,280	$232,529	$232,344	$223,537
Net interest income	83,125	85,071	86,338	87,607
Provision for loan losses	(3,300)	(3,700)	(3,460)	(3,300)
Gain (loss) on sales of securities and loans, net	(112)	(239)	363	(122)
Cumulative effect of change in accounting principle, net	—	—	—	(1,176)
Net income	24,321	26,490	28,759	24,438
Earnings per basic and diluted common share:
Income before cumulative effect of change in accounting principle	.43	.46	.49	.44
Cumulative effect of change in accounting principle, net	—	—	—	(.03)
Net income	.43	.46	.49	.41
Dividends declared per share	.07	.07	.07	.065

Note 26.    Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” requires that the Corporation disclose estimated fair value amounts of its financial instruments. It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Corporation as of December 31, 2002, 2001 and 2000, as more fully described in the following discussion. It should be noted that the operations of the Corporation are managed from a going concern basis and not a liquidation basis. As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. The valuation does not consider the intangible franchise value of the institution, which management believes to be substantial.

The following presents the carrying value and fair value of the specified assets and liabilities held by the Corporation as of December 31, 2002, 2001 and 2000. This information is presented solely for compliance with SFAS No. 107 and is subject to change over time based on a variety of factors.

	December 31, 2002		December 31, 2001		December 31, 2000
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash (including short-term investments)	$200,581	$200,581	$206,765	$206,765	$192,358	$192,358
Investment securities available for sale	1,296,050	1,296,050	1,150,345	1,150,345	771,137	771,137
Mortgage-backed securities available for sale	1,632,622	1,632,622	1,829,728	1,829,728	1,514,510	1,514,510
Loans receivable, net	8,571,585	8,810,653	8,403,425	8,561,303	8,893,374	8,927,404
Federal Home Loan Bank stock	283,193	283,193	253,946	253,946	251,537	251,537
Other assets—
Swaption agreements	44,966	44,966	78,220	78,220	—	—
Conforming loan commitments	10,505	10,505	68	68	354	354
Interest rate floor agreements	13,556	13,556	3,071	3,071	1,809	1,809
Forward loan sales commitments	—	—	3,060	3,060	—	—

Financial Liabilities
Deposits:
Savings accounts	1,618,593	1,618,593	1,939,596	1,939,596	1,861,074	1,861,074
Checking accounts	1,469,330	1,469,330	1,198,646	1,198,646	1,065,970	1,065,970
Money market accounts	505,679	505,679	304,620	304,620	382,344	382,344
Certificates of deposit	2,845,439	2,863,102	2,953,660	2,961,651	4,385,098	4,368,094

Total deposits	6,439,041	6,456,704	6,396,522	6,404,513	7,694,486	7,677,482
Advances from Federal Home Loan Bank	4,848,997	5,116,967	4,939,056	5,078,278	3,565,465	3,574,225
Other borrowings	603,306	606,839	520,213	520,602	175,343	169,522
Other liabilities—
Forward loan sales commitments	17,984	17,984	—	—	2,085	2,085
Interest rate swap agreements	255,527	255,527	109,913	109,913	37,252	37,252

The following sets forth the methods and assumptions used in determining the fair value estimates for the Corporation’s financial instruments at December 31, 2002, 2001 and 2000.

Cash and Short-Term Investments

The book value of cash and short-term investments is assumed to approximate the fair value of these assets.

Investment Securities Available for Sale

Quoted market prices or dealer quotes were used to determine the fair value of investment securities available for sale.

Mortgage-Backed Securities Available for Sale

For mortgage-backed securities available for sale the Corporation utilized quotes for similar or identical securities in an actively traded market, where such a market exists, or obtained quotes from independent security brokers to determine the fair value of these assets.

Loans Receivable, Net

The fair value of loans receivable was estimated by discounting anticipated future cash flows using the current market rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities. When using the discounting method to determine fair value, loans were gathered by homogeneous groups with similar terms and conditions and discounted at derived current market rates or rates at which similar loans would be made to borrowers as of each respective year end. The fair value of loans held for sale was determined based on quoted market prices for the intended delivery vehicle of those loans, generally agency mortgage-backed securities. In addition, when computing the estimated fair value for all loans, allowances for loan losses were subtracted from the calculated fair value for consideration of potential credit issues.

Federal Home Loan Bank Stock

The fair value of such stock approximates book value since the Corporation is able to redeem this stock with the Federal Home Loan Bank at par value.

Deposits

The fair value of savings deposits was determined as follows: (i) for savings accounts, checking accounts and money market accounts, fair value is determined to approximate the carrying value (the amount payable on demand) since such deposits are primarily withdrawable immediately; (ii) for certificates of deposit, the fair value has been estimated by discounting expected future cash flows by derived current market rates offered on certificates of deposit with similar remaining maturities as of each respective year end. In accordance with the provisions of this statement, no value has been assigned to the Corporation’s long-term relationships with its deposit customers (core value of deposits intangible) since such intangible is not a financial instrument as defined under this statement.

Advances From Federal Home Loan Bank

The fair value of these advances was estimated by discounting the expected future cash flows using current interest rates as of each respective year end, for advances with similar terms and remaining maturities.

Other Borrowings

Included in other borrowings are subordinated extendible notes with carrying values totaling $21,725,000 at December 31, 2002 and 2001, and $50,000,000 at December 31, 2000. Also included in other borrowings at December 31, 2002 and 2001, are the subordinated debt securities for $30,000,000 and junior subordinated debentures for $20,000,000 and at December 31, 2001 and 2000, are the guaranteed preferred beneficial interests in the Corporation’s junior subordinated debentures totaling $45,000,000. The fair value of such borrowings is based on quoted market prices or dealer quotes. The fair value of other borrowings, excluding the aforementioned borrowings, was estimated by discounting the expected future cash flows using derived interest rates approximating market as of each respective year end, over the contractual maturity of such other borrowings.

Derivative Financial Instruments

The fair value of the swaption and interest rate swap and floor agreements, obtained from market quotes from independent security brokers, is the estimated amount that would be paid to terminate the swaption and swap agreements and the estimated amount that would be received to terminate the floor agreements.

The fair value of commitments to originate, purchase, and sell residential mortgage loans was determined based on quoted market prices for forward purchases and sales of such product. The fair value of commitments to originate other loans was estimated by discounting anticipated future cash flows using the current market rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities as of each respective year end.

Limitations

It must be noted that fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments without attempting to estimate the value of anticipated future business, customer relationships and the value of assets and liabilities that are not considered financial instruments. These estimates do not reflect any premium or discount that could result from offering the Corporation’s entire holdings of a particular financial instrument for sale at one time. Furthermore, since no market exists for certain of the Corporation’s financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with a high level of precision. Changes in assumptions as well as tax considerations could significantly affect the estimates. Accordingly, based on the limitations described above, the aggregate fair value estimates as of December 31, 2002, 2001 and 2000, are not intended to represent the underlying value of the Corporation, on either a going concern or a liquidation basis.

Note 27.    Current Accounting Pronouncements

On August 16, 2001, Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) was issued. The provisions of this statement require entities to record the fair value of a liability for an asset retirement obligation in the period that it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, or as of January 1, 2003, for the Corporation. Management does not believe that this statement will have a material effect on the Corporation’s financial position, liquidity or results of operations.

In May 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections” (“SFAS No. 145”). This statement eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria outlined in APB Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also eliminates the inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002, or beginning January 1, 2003, for the Corporation. Management does not believe that this statement will have a material effect on the Corporation’s financial position, liquidity or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between this statement and EITF Issue No. 94-3 relates to the requirement for recognition of a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion in this statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs pursuant to EITF Issue No. 94-3 and establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. Previously issued financial statements will not be restated. Management does not believe that this statement will have a material effect on the Corporation’s financial position, liquidity or results of operations.

On November 25, 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation also identifies several situations where the recognition of a liability at inception for a guarantor’s obligation is not required. The Interpretation expands on the accounting guidance of SFAS No. 5 “Accounting for Contingencies,” SFAS No. 57 “Related Party Disclosures” and SFAS No. 107 “Disclosures about Fair Value of Financial Instruments.” The Interpretation also incorporates, without change, the provisions of Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which it supersedes. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Management does not believe that this Interpretation will have a material effect on the Corporation’s financial position, liquidity or results of operations.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities.” This Interpretation was issued in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in other activities on behalf of another company. The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. Previously, one company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interest. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. To further assist financial statement users in assessing a company’s risks, the Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Management does not believe that this Interpretation will have a material effect on the Corporation’s financial position, liquidity or results of operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF COMMERCIAL FEDERAL CORPORATION

The information under the section captioned “Proposal I—Election of Directors” in the Corporation’s proxy statement for the 2002 Annual Meeting of Stockholders (the “Proxy Statement”) contains information concerning the Board of Directors of the Corporation and is incorporated herein by reference.

The executive officers of the Corporation and/or the Bank as of December 31, 2002, are as follows:

Name	Age at December 31, 2002	Current Position(s) as of December 31, 2002
William A. Fitzgerald	65	Chairman of the Board and Chief Executive Officer
Robert J. Hutchinson	55	Director, President and Chief Operating Officer
David S. Fisher	46	Chief Financial Officer and Executive Vice President
John S. Morris	51	Chief Credit Officer and Executive Vice President of the Bank
Lauren W. Kingry	51	Executive Vice President of the Bank

The principal occupation of each executive officer of the Corporation and/or the Bank for the last five years is set forth below:

William A. Fitzgerald—Chairman of the Board and Chief Executive Officer of the Corporation and the Bank. Mr. Fitzgerald joined Commercial Federal in 1955. He was named Vice President in 1968, Executive Vice President in 1973, President in 1974, Chief Executive Officer in 1983 and Chairman of the Board in 1994. Mr. Fitzgerald is well known in the banking community for his participation in numerous industry organizations, including the Federal Home Loan Bank Board, the Heartland Community Bankers, the Board of America’s Community Bankers and the Board of Governors of the Federal Reserve System Thrift Institutions Advisory council. Mr. Fitzgerald joined Commercial Federal’s Board Directors in 1973.

Robert J. Hutchinson—Director, President and Chief Operating Officer of the Corporation and the Bank. In April 2001, Mr. Hutchinson was appointed President and Chief Operating Officer of the Corporation and the Bank and, in May 2001, was named Director of both the Corporation and the Bank. Mr. Hutchinson served as Senior Vice President of the retail financial services division of Michigan National Bank. Prior to assuming responsibility for retail management in 1996, Mr. Hutchinson was Senior Vice President of Small Business Banking for Michigan National Bank, managing sales, credit management and back office operations for small business and mortgage, as well as non-branch delivery. Before joining Michigan National Bank in 1994, Mr. Hutchinson was Senior Vice President in charge of New York branches for Chemical Bank. He also held progressively responsible product management and marketing positions with Chemical Bank and with Manufacturers Hanover Trust prior to its merger with Chemical Bank in 1991. Mr. Hutchinson is a member of the STRATCOM Consultation Committee and a Board Member for the United Way. Mr. Hutchinson is the 2003 Vice Chair on the United Way Planning, Allocation and Evaluation Cabinet.

David S. Fisher—Chief Financial Officer and Executive Vice President of the Corporation and the Bank. Mr. Fisher is in charge of Treasury, Accounting, Financial Reporting, Performance Measurement, Legal Services, Investor Relations, Community Investments, Purchasing, Office Property Management and Realty Investments. Mr. Fisher joined the Bank in June 2000. Mr. Fisher served as Senior Vice President and Treasurer of Associated Banc-Corp from May 1998 to May 2000 and was responsible for financial analysis and planning, investments, funding, asset/liability management, treasury and investment accounting functions. Previously, Mr. Fisher was Senior Vice President and director of funds management and bank investments at First of America Bank Corporation from 1988 to 1998.

John S. Morris—Chief Credit Officer and Executive Vice President of the Bank. Mr. Morris joined the Bank in December 2001. Mr. Morris served as Senior Vice President of Credit Administration for U.S. Bank from February 1996 to December 2001.

Lauren W. Kingry—Executive Vice President of the Bank. Mr. Kingry joined the Bank in February 1998 through the acquisition of Liberty Bank and Trust. Mr. Kingry was appointed Executive Vice President in December 2001 after holding the position of Senior Vice President and Director of Commercial Banking.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the section captioned “Proposal I — Election of Directors — Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning beneficial owners of more than 5.0% of the Corporation’s common stock and security ownership of the Corporation’s management is included under the section captioned “Principal Stockholders” and “Proposal I — Election of Directors” in the Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference under the section captioned “Proposal I — Election of Directors” in the Proxy Statement.

PART IV

ITEM 14.	CONTROLS AND PROCEDURES

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-14 (c) under the Exchange Act) as of a date within 90 days of the date of filing of this Form 10-K. Based upon such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective to ensure that the information required to be disclosed by the Corporation in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness. It should be noted that most systems of controls can only provide reasonable assurance of the objectives the systems are designed to obtain. The reliability of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements

(a)	Independent Auditors’ Report

(b)	Consolidated Statement of Financial Condition at December 31, 2002, 2001 and 2000

(c)	Consolidated Statement of Operations for the Years Ended December 31, 2002 and 2001, the Six Months Ended December 31, 2000, and the Year Ended June 30, 2000

(d)	Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2002 and 2001, the Six Months Ended December 31, 2000, and the Year Ended June 30, 2000

(e)	Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2002 and 2001, the Six Months Ended December 31, 2000, and the Year Ended June 30, 2000

(f)	Consolidated Statement of Cash Flows for the Years Ended December 31, 2002 and 2001, the Six Months Ended December 31, 2000, and the Year Ended June 30, 2000

(g)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted as the required information is not applicable, not required or is included in the consolidated financial statements or related notes included in Item 8 of this Report.

(3)	Exhibits:

See “Index to Exhibits” of this Report.

(B)	Reports on Form 8-K:

On November 19, 2002, the Corporation filed a Form 8-K regarding the November 15, 2002, announcement that it planned to open 15 to 19 new branches over the next two to three years in three of it main markets: Denver, Omaha and Des Moines. The Corporation plans to open 10 to 12 new branches in the Denver area, three to four new branches in Omaha and two to three new branches in Des Moines. Also included in the plan is the addition of 15 to 20 new freestanding automated teller machines located in high traffic areas. During 2003, the Corporation plans to build five new branches in the Denver area and two branches in Omaha. The plan also includes the relocation of four branches—two in Denver and one each in Iowa and Oklahoma.

On November 26, 2002, the Corporation filed a Form 8-K regarding the November 25, 2002, announcement that the Board of Directors authorized phase six of its common stock repurchase program. The repurchase consists of 5,000,000 shares to be completed no later than June 30, 2004. These repurchases can be made at any time and in any amount, depending upon market conditions and various other factors. Any repurchase generally will be on the open-market, although privately negotiated transactions are also possible. In compliance with Nebraska law, all repurchased shares will be cancelled.

On December 2, 2002, the Corporation filed a Form 8-K regarding the November 26, 2002, announcement that it would redeem the CFC Preferred Trust trust preferred securities on December 31, 2002. The redemption price is equal to the $25.00 liquidation amount of each security plus all accrued and unpaid distributions per security up to the redemption date. The redemption price was be due and payable to holders of record on December 31, 2002, when distributions ceased to accrue.

(C)	Exhibits to this Form 10-K are filed or incorporated by reference as listed in the “Index to Exhibits” of this Report.

(D)	No financial statement schedules required by Regulation S-X are filed, and as such are excluded from the Annual Report as provided by Exchange Act Rule 14a-3(b)(i).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL FEDERAL CORPORATION

Date: March 24, 2003	By:	/s/ WILLIAM A. FITZGERALD
William A. Fitzgerald
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

/s/ WILLIAM A. FITZGERALD	Principal Executive Officer	March 24, 2003
William A. Fitzgerald
Chairman of the Board and
Chief Executive Officer

/s/ DAVID S. FISHER	Principal Financial Officer	March 24, 2003
David S. Fisher
Executive Vice President and Chief Financial Officer

/s/ GARY L. MATTER	Principal Accounting Officer	March 24, 2003
Gary L. Matter
Senior Vice President, Controller and Secretary

/s/ ROBERT J. HUTCHINSON	Director	March 24, 2003
Robert J. Hutchinson
President and Chief Operating Officer

/s/ TALTON K. ANDERSON	Director	March 24, 2003
Talton K. Anderson

/s/ MICHAEL P. GLINSKY	Director	March 24, 2003
Michael P. Glinsky

/s/ ROBERT F. KROHN	Director	March 24, 2003
Robert F. Krohn

/s/ CARL G. MAMMEL	Director	March 24, 2003
Carl G. Mammel

/s/ JAMES P. O’DONNELL	Director	March 24, 2003
James P. O’Donnell

Signature	Title	Date

/s/ ROBERT D. TAYLOR	Director	March 24, 2003
Robert D. Taylor

/s/ ALDO J. TESI	Director	March 24, 2003
Aldo J. Tesi

/s/ JOSEPH J. WHITESIDE	Director	March 24, 2003
Joseph J. Whiteside

/s/ GEORGE R. ZOFFINGER	Director	March 24, 2003
George R. Zoffinger

CERTIFICATIONS

I, William A. Fitzgerald, Chairman of the Board and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Commercial Federal Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 24, 2003

/s/ WILLIAM A. FITZGERALD
William A. Fitzgerald
Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

I, David S. Fisher, Executive Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Commercial Federal Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 24, 2003

/s/ DAVID S. FISHER
David S. Fisher
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Identity of Exhibits

3.1	Articles of Incorporation of Registrant, as amended and restated (incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 3, 1998)

3.2	Bylaws of Registrant, as Amended and Restated (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 7, 2001)

4.1	Form of Certificate of Common Stock of Registrant (incorporated by reference to the Registrant’s Form S-1 Registration Statement No. 33-00330)

4.2

Shareholder Rights Agreement between Commercial Federal Corporation and Harris Trust and Savings Bank, as amended (incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarterly Period Ended September 30, 1998)

4.3

The Corporation hereby agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of the Subordinated Extendible Notes of the Corporation.

10.1	Employment Agreement with William A. Fitzgerald dated June 8, 1995 (incorporated by reference to the Registrant’s Form S-4 Registration Statement No. 33-60589)

10.2	Change of Control Executive Severance Agreement with William A. Fitzgerald dated June 8, 1995 (incorporated by reference to the Registrant’s Form S-4 Registration Statement No. 33-60589)

10.3

Form of Change in Control Executive Severance Agreements entered into with Executive Vice Presidents, Senior Vice Presidents and First Vice Presidents (incorporated by reference to the Registrant’s Form S-4 Registration Statement No. 33-60589)

10.4	Commercial Federal Bank Amended and Restated Deferred Compensation Plan for Highly Compensated Employees (field herewith)

10.5

Commercial Federal Corporation Deferred Compensation Plan Effective July 1, 1994 (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1994—File No. 0-13082)

10.6

Employment Agreement with William A. Fitzgerald, dated May 15, 1974, as Amended February 14, 1996 (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1996—File No. 1-11515)

10.7

Commercial Federal Savings and Loan Association Survivor Income Plan, as Amended February 14, 1996 (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1996—File No. 1-11515)

10.8	Commercial Federal Corporation 1996 Stock Option and Incentive Plan as Amended (incorporated by reference to the Registrant’s Form S-8 Registration Statement Nos. 333-20739 and 333-58607)

10.9	Railroad Financial Corporation 1994 Stock Option and Incentive Plan (incorporated by reference to the Registrant’s Form S-8 Registration Statement No. 33-63629)

10.10	Mid Continent Bancshares, Inc. 1994 Stock Option Plan (incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form S-4 under cover of Form S-8—File No. 333-42817)

10.11

Perpetual Midwest Financial, Inc. 1993 Stock Option and Incentive Plan (incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form S-4 under cover of Form S-8—File No. 333-45613)

10.12	First Colorado Bancorp, Inc. 1996 Stock Option Plan (incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form S-4 under cover of Form S-8—File No. 333-49967)

Exhibit Number	Identity of Exhibits

10.13	Commercial Federal 401(k) Plan for Acquired Companies (incorporated by reference to the Registrant’s Form S-8 Registration Statement No. 333-91065)

10.14

Change of Control Executive Severance Agreement with David S. Fisher dated June 23, 2000 (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 2000—File No. 1-11515)

10.15

Separation, Waiver and Release Agreement with James A. Laphen dated June 8, 2000 (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 2000—File No. 1-11515)

10.16

Retirement, Waiver and Release Agreement with Gary D. White dated August 24, 2000 (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 2000—File No. 1-11515)

10.17

Change of Control Executive Severance Agreement with Robert J. Hutchinson dated June 1, 2001 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001—File No. 1-11515)

10.18

Offer of Employment Agreement with Robert J. Hutchinson dated April 18, 2001 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001—File No. 1-11515)

10.19

Separation, Waiver and Release Agreement with Peter J. Purcell dated February 5, 2002 (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Year Ended December 31, 2001—File No. 1-11515)

10.20	Commercial Federal Corporation 2002 Stock Option and Incentive Plan (incorporated by reference to the Registrant’s Form S-8 Registration Statement No. 333-91476)

10.21	Commercial Federal Bank Stock Option & Restricted Stock Deferral Plan (filed herewith)

10.22	Term and Revolving Credit Agreement between Commercial Federal Corporation and First National Bank of Omaha dated December 30, 2002 (filed herewith)

21	Subsidiaries of the Corporation (filed herewith)

23	Consent of Independent Auditors (filed herewith)

99.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)