Form 10-K/A
period 2002-12-31
COMMERCIAL FEDERAL CORP
filed 2003-04-08
CIK 744778

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------


                                   FORM 10-K/A
                                (Amendment No. 1)


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2002

                         COMMISSION FILE NUMBER: 1-11515
                         -------------------------------

                         COMMERCIAL FEDERAL CORPORATION
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               NEBRASKA                                          47-0658852
---------------------------------------------                -------------------
(State or Other Jurisdiction of Incorporation                 (I.R.S. Employer
           or Organization)                                  Identification No.)

   13220 CALIFORNIA STREET, OMAHA, NEBRASKA                        68154
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code: (402) 554-9200

Securities registered pursuant to Section 12(b) of the Act:

  COMMON STOCK, PAR VALUE $.01 PER SHARE                NEW YORK STOCK EXCHANGE
         SHAREHOLDER RIGHTS PLAN                        NEW YORK STOCK EXCHANGE
7.95% SUBORDINATED NOTES DUE DECEMBER 2006              NEW YORK STOCK EXCHANGE
------------------------------------------              ------------------------
       Title of Each Class                              Name of Each Exchange on
                                                           Which Registered

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|


Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes |X| No | |


The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average high and low sales price of the registrant's common stock as quoted on the New York Stock Exchange on June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was $1,255,891,676. As of March 14, 2003, there were issued and outstanding 43,744,050 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders--See
Part III.
================================================================================

                                    PART III

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

     The following table sets forth certain information with respect to the Corporation's equity compensation plans.

                                                (a)                            (b)                           (c)
                                                                                                Number of securities remaining
                                     Number of securities to be                                 available for future issuance
                                      issued upon exercise of       Weighted-average exercise     under equity compensation
                                        outstanding options,          price of outstanding       plans (excluding securities
Plan category                            warrants and rights       options, warrants and rights     reflected in column (a))
-------------                            -------------------      ----------------------------     ------------------------
Equity compensation plans
  approved by security holders                3,597,106                      $22.75                         2,480,000

Equity compensation plans not
  approved by security holders                       --                        --                                  --
                                          -------------                                                   -----------


Total                                         3,597,106                      $22.75                         2,480,000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           COMMERCIAL FEDERAL CORPORATION

April 7, 2003                              By:/s/ William A. Fitzgerald
                                              ----------------------------------
                                              William A. Fitzgerald
                                              Chairman of the Board and
                                              Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the a registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely a affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    April 7, 2003

                               /s/ William A. Fitzgerald
                               -------------------------------------------------
                               William A. Fitzgerald
                               Chairman of the Board and Chief Executive Officer



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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the a registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely a affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 7, 2003

                            /s/ David S. Fisher
                            ----------------------------------------------------
                            David S. Fisher
                            Executive Vice President and Chief Financial Officer

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

     10.1 Employment Agreement with William A. Fitzgerald dated June 8, 1995 (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)

     10.2 Change of Control Executive Severance Agreement with William A. Fitzgerald dated June 8, 1995 (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)

     10.3 Form of Change in Control Executive Severance Agreements entered into with Executive Vice Presidents, Senior Vice Presidents and First Vice Presidents (incorporated by reference to the Registrant's Form S-4 Registration Statement No. 33-60589)


     10.4 Commercial Federal Bank Amended and Restated Deferred Compensation Plan for Highly Compensated Employees (previously filed)


     10.5 Commercial Federal Corporation Deferred Compensation Plan Effective July 1, 1994 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1994--File No. 0-13082)

     10.6 Employment Agreement with William A. Fitzgerald, dated May 15, 1974, as Amended February 14, 1996 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1996--File No. 1-11515)

     10.7 Commercial Federal Savings and Loan Association Survivor Income Plan, as Amended February 14, 1996 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 1996--File No. 1-11515)

     10.8 Commercial Federal Corporation 1996 Stock Option and Incentive Plan as Amended (incorporated by reference to the Registrant's Form S-8 Registration Statement Nos. 333-20739 and 333-58607)

    10.9 Railroad Financial Corporation 1994 Stock Option and Incentive Plan (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-63629)

    10.10 Mid Continent Bancshares, Inc. 1994 Stock Option Plan (incorporated by reference to the Registrant's Post-Effective Amendment No. 1 to Form S-4 under cover of Form S-8--File No. 333-42817)

    10.11 Perpetual Midwest Financial, Inc. 1993 Stock Option and Incentive Plan (incorporated by reference to the Registrant's Post-Effective Amendment No. 1 to Form S-4 under cover of Form S-8--File No. 333-45613)

    10.12 First Colorado Bancorp, Inc. 1996 Stock Option Plan (incorporated by reference to the Registrant's Post-Effective Amendment No. 1 to Form S-4 under cover of Form S-8--File No. 333-49967)

    10.13 Commercial Federal 401(k) Plan for Acquired Companies (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 333-91065)

    10.14 Change of Control Executive Severance Agreement with David S. Fisher dated June 23, 2000 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 2000--File No. 1-11515)

    10.15 Separation, Waiver and Release Agreement with James A. Laphen dated June 8, 2000 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 2000--File No. 1-11515)

    10.16 Retirement, Waiver and Release Agreement with Gary D. White dated August 24, 2000 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended June 30, 2000--File No. 1-11515)

    10.17 Change of Control Executive Severance Agreement with Robert J. Hutchinson dated June 1, 2001 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001--File No. 1-11515)

    10.18 Offer of Employment Agreement with Robert J. Hutchinson dated April 18, 2001 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001--File No. 1-11515)

    10.19 Separation, Waiver and Release Agreement with Peter J. Purcell dated February 5, 2002 (incorporated by reference to the Registrant's Form 10-K Annual Report for the Year Ended December 31, 2001--File No. 1-11515)

    10.20 Commercial Federal Corporation 2002 Stock Option and Incentive Plan (incorporated by reference to the Registrant's Form S-8 Registration Statement No. 333-91476)


    10.21 Commercial Federal Bank Stock Option & Restricted Stock Deferral Plan (previously filed)

    10.22 Term  and  Revolving  Credit  Agreement  between   Commercial  Federal
          Corporation and First National Bank of Omaha dated December 30, 2002 (previously filed)

    21    Subsidiaries of the Corporation (previously filed)

    23    Consent of Independent Auditors (previously filed)

    99.1 Chief Executive Officer's Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

    99.2 Chief Financial Officer's Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)