Form 10-Q
period 2003-03-31
COMMERCIAL FEDERAL CORP
filed 2003-05-15
CIK 744778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11515

COMMERCIAL FEDERAL CORPORATION

(Exact name of registrant as specified in its charter)

Nebraska	47-0658852
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification Number)

13220 California Street, Omaha, Nebraska	68154
(Address of principal executive offices)	(Zip Code)

(402) 554-9200

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is an accelerated filer as defined in rule 12b-2 of the Securities Exchange Act of 1934.  YES  ☒  NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 8, 2003
Common Stock, Par Value $.01 Per Share	44,230,176

COMMERCIAL FEDERAL CORPORATION

FORM 10-Q

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED Financial Statements

(Dollars in Thousands)	March 31, 2003	December 31, 2002

	(Unaudited)	(Audited)
ASSETS
Cash (including short-term investments of $842 and $505)	$223,129	$200,581
Investment securities available for sale, at fair value	1,271,810	1,296,050
Mortgage-backed securities available for sale, at fair value	1,588,715	1,632,622
Loans held for sale, net	1,013,067	868,569
Loans receivable, net of allowances of $108,857 and $106,148	7,808,986	7,703,016
Federal Home Loan Bank stock	264,028	283,193
Foreclosed real estate	41,316	40,008
Premises and equipment, net	143,904	148,374
Bank owned life insurance	232,262	228,958
Other assets	557,290	495,014
Core value of deposits, net of accumulated amortization of $62,817 and $61,268	20,816	22,365
Goodwill	162,717	162,717

Total Assets	$13,328,040	$13,081,467

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$6,740,117	$6,439,041
Advances from Federal Home Loan Bank	4,770,335	4,848,997
Other borrowings	569,943	603,306
Other liabilities	489,290	433,602

Total Liabilities	12,569,685	12,324,946

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 44,808,282 and 45,270,360 shares issued and outstanding	448	453
Additional paid-in capital	51,837	61,712
Retained earnings	816,909	797,778
Accumulated other comprehensive loss, net	(110,839)	(103,422)

Total Stockholders’ Equity	758,355	756,521

Total Liabilities and Stockholders’ Equity	$13,328,040	$13,081,467

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(Dollars in Thousands Except Per Share Data)	Three Months Ended March 31,
	2003	2002

Interest Income:
Loans receivable	$142,351	$152,039
Mortgage-backed securities	16,447	26,858
Investment securities	17,576	19,119

Total interest income	176,374	198,016
Interest Expense:
Deposits	39,614	48,804
Advances from Federal Home Loan Bank	56,920	58,894
Other borrowings	5,012	5,735

Total interest expense	101,546	113,433
Net Interest Income	74,828	84,583
Provision for Loan Losses	(7,146)	(6,589)

Net Interest Income After Provision for Loan Losses	67,682	77,994

Other Income (Loss):
Retail fees and charges	13,503	12,408
Loan servicing fees, net of amortization	(1,025)	2,836
Mortgage servicing rights valuation adjustment	(13,528)	529
Gain (loss) on sales of securities and changes in fair values of derivatives, net	19,000	(4,843)
Gain on sales of loans	5,480	3,439
Bank owned life insurance	3,304	3,345
Other operating income	5,656	7,876

Total other income	32,390	25,590
Other Expense:
General and administrative expenses –
Compensation and benefits	30,813	28,495
Occupancy and equipment	10,436	9,326
Data processing	4,675	4,434
Advertising	4,130	2,915
Communication	3,414	3,056
Item processing	3,469	3,461
Outside services	2,391	3,638
Foreclosed real estate, net	1,381	1,442
Other operating expenses	5,923	5,799

Total general and administrative expenses	66,632	62,566
Amortization of core value of deposits	1,549	1,633

Total other expense	68,181	64,199

Income Before Income Taxes	31,891	39,385
Provision for Income Taxes	8,760	11,402

Net Income	$23,131	$27,983

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (Continued)

(Unaudited)

(Dollars in Thousands Except Per Share Data)	Three Months Ended March 31,
	2003	2002

Weighted Average Number of Common Shares Outstanding Used in Basic Earnings Per Share Calculation	45,092,714	45,355,667
Add Assumed Exercise of Outstanding Stock Options as Adjustments for Dilutive Securities	328,646	555,035

Weighted Average Number of Common Shares Outstanding Used in Diluted Earnings Per Share Calculation	45,421,360	45,910,702

Basic Earnings Per Common Share	$.51	$.62

Diluted Earnings Per Common Share	$.51	$.61

Dividends Declared Per Common Share	$.09	$.08

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in Thousands)	Three Months Ended March 31,
	2003	2002

Net Income	$23,131	$27,983
Other Comprehensive Income (Loss):
Unrealized holding losses on securities available for sale	(2,447)	(29,894)
Fair value adjustment on interest rate swap agreements	11,603	31,987
Fair value change on interest only strips	(1,024)	(144)
Reclassification of net losses (gains) included in net income pertaining to:
Securities sold	(20,271)	3,149
Amortization of fair value adjustments on interest rate swap agreements	509	509

Other Comprehensive Income (Loss) Before Income Taxes	(11,630)	5,607
Income Tax Provision (Benefit)	(4,213)	1,765

Other Comprehensive Income (Loss)	(7,417)	3,842

Comprehensive Income	$15,714	$31,825

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)	Three Months Ended March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,131	$27,983
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization of core value of deposits	1,549	1,633
Depreciation and amortization	4,994	4,495
Amortization of deferred discounts and fees, net of premiums	9,882	2,486
Amortization of mortgage servicing rights	12,062	6,668
Valuation adjustment of mortgage servicing rights	13,528	(529)
Provision for losses on loans	7,146	6,589
Gain on sales of real estate and loans, net	(5,441)	(3,386)
Gain on sales of securities and changes in fair values of derivatives, net	(19,000)	4,843
Proceeds from sales of loans	1,256,144	624,553
Origination of loans for resale	(447,480)	(233,006)
Purchases of loans for resale	(1,055,862)	(544,340)
Increase in bank owned life insurance, net	(3,304)	(3,352)
Decrease in interest receivable	8,207	2,032
Increase (decrease) in interest payable and other liabilities, net	74,095	(38,480)
Other items, net	(82,755)	(36,179)

Total adjustments	(226,235)	(205,973)

Net cash used by operating activities	(203,104)	(177,990)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of loans	(283,056)	(112,336)
Repayment of loans, net of originations	259,197	366,781
Proceeds from sales of mortgage-backed securities available for sale	—	18,147
Principal repayments of mortgage-backed securities available for sale	252,988	276,835
Purchases of mortgage-backed securities available for sale	(214,805)	(306,092)
Maturities and principal repayments of investment securities available for sale	6,418	8,490
Proceeds from sales of investment securities available for sale	240,485	122,838
Purchases of investment securities available for sale	(220,650)	(88,576)
Purchase of mortgage servicing rights	(6,758)	—
Purchases of Federal Home Loan Bank stock	—	(2,942)
Proceeds from sales of Federal Home Loan Bank stock	19,165	6,334
Proceeds from sales of real estate	4,697	13,093
Payments to acquire real estate	(184)	(9,490)
Dispositions (purchases) of premises and equipment, net	(524)	1,035
Other items, net	1,074	(2,731)

Net cash provided by investing activities	58,047	291,386

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in Thousands)	Three Months Ended March 31,
	2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	$301,076	$(114,042)
Proceeds from Federal Home Loan Bank advances	143,975	—
Repayments of Federal Home Loan Bank advances	(225,000)	(37,025)
Proceeds from securities sold under agreements to repurchase	3,544	108,075
Repayments of securities sold under agreements to repurchase	(3,350)	(8,118)
Repayments of other borrowings	(33,557)	(79,761)
Purchases of interest rate swap and swaption agreements	(4,782)	(18,175)
Payments of cash dividends on common stock	(4,067)	(3,671)
Repurchases of common stock	(10,274)	(19,474)
Issuance of common stock	40	1,727

Net cash provided (used) by financing activities	167,605	(170,464)

CASH AND CASH EQUIVALENTS

Increase (decrease) in net cash position	22,548	(57,068)
Balance, beginning of year	200,581	206,765

Balance, end of period	$223,129	$149,697

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest expense	$98,820	$111,784
Income taxes, net	18,086	12,654
Non-cash investing and financing activities:
Loans exchanged for mortgage-backed securities	7,009	—
Loans transferred to real estate	7,498	2,496

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2003

(Unaudited)

(Columnar Dollars in Footnotes are in Thousands Except Per Share Amounts)

A. BASIS OF CONSOLIDATION AND PRESENTATION:

The unaudited condensed consolidated financial statements are prepared on an accrual basis and include the accounts of Commercial Federal Corporation (the “Corporation”), its wholly-owned subsidiary, Commercial Federal Bank, a Federal Savings Bank (the “Bank”), and all majority-owned subsidiaries of the Corporation and Bank. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior year periods have been reclassified for comparative purposes including real estate held for investment totaling $11,474,000 at December 31, 2002, reclassified from Real Estate to Other Assets in the Consolidated Statement of Financial Condition.

The accompanying interim condensed consolidated financial statements have not been audited by independent auditors. In the opinion of management, all adjustments considered necessary to fairly present the financial statements have been included. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results which may be expected for the entire calendar year 2003.

B. STOCK-BASED COMPENSATION:

The Corporation applies APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock option plans. No compensation cost was recognized for stock options granted, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on the Corporation’s net income and earnings per share is presented in the following table as if compensation cost was determined based on the fair value at the grant dates for stock options awarded pursuant to the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended March 31,
	2003	2002

Net income as reported	$23,131	$27,983
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	1,421	1,328

Pro forma net income	$21,710	$26,655

Earnings per share:
Basic –
As reported	$.51	$.62
Pro forma	.48	.59
Diluted –
As reported	$.51	$.61
Pro forma	.48	.59

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model calculates the fair value of stock options awarded based on subjective assumptions. Changes to these assumptions can materially affect the fair value calculation by the model. Therefore, management does not consider these fair value amounts to be a true reflection of the amount of stock based compensation for the Corporation.

C. MORTGAGE BANKING ACTIVITIES:

The Corporation services real estate loans for investors that are not included in the accompanying condensed consolidated financial statements. Mortgage servicing rights are established based on the cost of acquiring the right to service mortgage loans or the allocated fair value of servicing rights retained on loans originated by the Bank and subsequently sold in the secondary market. Mortgage servicing rights are included in the Consolidated Statement of Financial Condition under the caption “Other Assets.” The activity of mortgage servicing rights for the periods indicated and the ending balances of mortgage servicing rights and the respective fair values at the periods ended are summarized as follows:

	Three Months Ended March 31,
	2003	2002

Beginning balance	$88,353	$114,146
Mortgage servicing rights retained through loan sales	16,753	9,614
Purchase of mortgage servicing rights	6,758	—
Amortization expense	(12,062)	(6,668)

Balance before valuation adjustments	99,802	117,092
Valuation adjustments	(13,528)	529

Ending balance	$86,274	$117,621

Fair value at the periods ended	$86,274	$124,841

The Corporation is exposed to interest rate risk relating to the potential decrease in the value of mortgage servicing rights due to increased prepayments on mortgage servicing loans resulting from declining interest rates. As part of its overall strategy to manage the level of exposure to the risk of interest rates adversely affecting the value of mortgage servicing rights, the Corporation uses interest rate floor agreements to protect the fair value of the mortgage servicing rights. These derivatives do not qualify as hedges under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), and therefore, receive a “no hedging” designation. The fair value gains of the interest rate floor agreements totaled $10,468,000 and $1,692,000, respectively, at March 31, 2003 and 2002.

The following compares the key assumptions used in measuring the fair values of mortgage servicing rights at the periods presented:

	March 31, 2003		March 31, 2002
	Conventional	Governmental	Conventional	Governmental
Fair value	$55,289	$30,985	$66,806	$58,035
Prepayment speed	7.3% – 89.5%	7.3% – 85.7%	6.9% –62.2%	6.4% –53.2%
Weighted average prepayment speed	34.6%	33.8%	15.7%	16.2%
Discount rate	9.2% – 11.2%	10.3% – 10.9%	9.6% –11.9%	11.4% –11.9%
Weighted average life (in years)	2.7	2.4	5.8	5.7

The activity of the valuation allowances on mortgage servicing rights is summarized for the following periods:

	Three Months Ended March 31,
	2003	2002
Beginning balance	$80,058	$19,641
Amounts charged (credited) to operations	13,528	(529)

Ending balance	$93,586	$19,112

C. MORTGAGE BANKING ACTIVITIES (Continued):

Projected amortization expense of the carrying value of the mortgage servicing rights (before reduction for the valuation allowance) for the next five years and thereafter, is estimated as follows:

For the year ended December 31, 2003	$58,107
Less the three months ended March 31, 2003 – actual	(12,062)

For the remaining nine months for the year ended December 31, 2003	46,045
For the years ended December 31:
2004	30,329
2005	14,829
2006	8,199
2007	4,906
2008 and thereafter	75,552

Carrying value of mortgage servicing rights before valuation allowance at March 31, 2003	179,860
Less valuation allowance as of March 31, 2003	93,586

Net carrying value of mortgage servicing rights at March 31, 2003	$86,274

Mortgage servicing rights are subject to prepayment risk inherent in the underlying loans that are being serviced. The amortization shown in the preceding table are estimates based on the expected remaining life of the underlying loans and should be analyzed with caution. The actual remaining life could be significantly different due to actual prepayment experience in future periods. In addition, the estimated amortization expense in the preceding table may be offset, in whole or in part, by reversals of the valuation allowance totaling $93,586,000 at March 31, 2003, since the mortgage servicing rights are stated at the lower of amortized cost or fair value.

D. INTANGIBLE ASSETS:

Intangible assets consist of core value of deposits, goodwill and mortgage servicing rights. See Note C “Mortgage Banking Activities” for activity related to mortgage servicing rights which are included in the Consolidated Statement of Financial Condition under the caption “Other Assets.”

The Corporation adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. Beginning January 1, 2002, goodwill totaling $162,717,000 is no longer amortized to expense but is now evaluated at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss on goodwill has been recognized since the implementation of SFAS No. 142. Identifiable intangible assets continue to be amortized over their useful lives and reviewed for impairment under SFAS No. 142. There were no changes in the amount of goodwill by operating segment for the three months ended March 31, 2003.

The estimated amortization expense for core value of deposits totaling $20,816,000 for 2003 and the next five years is set forth in the following table:

Three months ended March 31, 2003 – actual	$1,549
Nine months ended December 31, 2003 – estimated	3,984

For the year ended December 31, 2003	5,533
For the years ended December 31:
2004	4,402
2005	3,875
2006	3,233
2007	2,719
2008	2,603

E. DERIVATIVE FINANCIAL INSTRUMENTS:

The Corporation utilizes various derivative financial instruments as part of an overall interest rate risk management strategy. In March 2003, the Corporation entered into a swap agreement for which the Corporation pays a variable rate of interest and receives a fixed rate of interest. This swap agreement hedges the exposure to changes in the fair value of certain convertible fixed-rate Federal Home Loan Bank (“FHLB”) advances. This swap has a $100,000,000 notional amount that matures February 1, 2009. The interest rate swap agreement is designated and qualifies as a fair value hedge. The fair value of the interest rate swap agreement at March 31, 2003, was $5,364,000 which represents the amount the Corporation could expect to receive if the swap agreement was terminated.

The following summarizes the position of the Corporation’s derivative financial instruments which quality for hedge accounting under SFAS No. 133 as of March 31, 2003:

Hedged Item	Hedging Instrument	Type of Hedge	Notional Amount	Fair Value Gain (Loss)

Savings deposits	Interest rate swap agreements (pay fixed, receive variable)	Cash flow	$1,100,000	$(80,202)

Adjustable rate FHLB advances	Interest rate swap agreements (pay fixed, receive variable)	Cash flow	1,420,000	(163,721)

Call options embedded in fixed rate
FHLB advances	Swaption agreements	Fair value	1,700,000	43,318

Fixed rate FHLB advances	Interest rate swap agreements (pay variable, receive fixed)	Fair value	100,000	5,364

At March 31, 2003, the Corporation also has rate lock commitments to originate mortgage loans, net of estimated fallout, totaling $952,404,000 and mandatory forward sales commitments totaling $1,866,622,000 that are considered to be derivatives under SFAS No. 133. These derivatives are recorded at fair value with changes in fair value reported currently in earnings. A portion of the mandatory forward sales commitments are designated as hedging the changes in fair value of mortgage loans held for sale in the secondary market (“warehouse loans”) in circumstances where the critical terms of the forward sales commitments match the critical terms of the warehouse loans. The recognized gains and losses associated with the forward loan sales and the hedged warehouse loans with matched critical terms offset, resulting in no impact to the Corporation’s earnings. The warehouse loans which do not have matched critical terms with forward sales commitments are carried at the lower of cost or market.

The Corporation had call options outstanding with notional amounts totaling $180,000,000 as of March 31, 2003. These call options receive a “no hedging” designation, and therefore, are recorded at a fair value gain of $725,000 at March 31, 2003. The Corporation also had interest rate floor agreements with notional amounts totaling $1,300,000,000 at March 31, 2003. These interest rate floor agreements are used to protect the fair value of mortgage servicing rights. These derivatives also do not qualify as hedges under SFAS No. 133, and therefore, receive a “no hedging” designation and are carried at a fair value gain of $10,468,000 at March 31, 2003.

F. COMMITMENTS AND CONTINGENCIES:

The following table presents the Corporation’s outstanding commitments at March 31, 2003, excluding undisbursed portions of loans in process:

Originate and purchase residential mortgage loans	$1,224,022
Originate commercial real estate loans	111,531
Originate consumer, commercial operating and agricultural loans	24,114
Unused lines of credit for commercial and consumer use	307,800

Total	$1,667,467

Loan commitments, which are funded subject to certain limitations, extend over various periods of time. Residential mortgage loan commitments include loans in the process of approval for which the Corporation has rate lock commitments. Generally, unused loan commitments are cancelled upon expiration of the commitment term as outlined in each individual contract. These outstanding loan commitments to extend credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn upon. The Corporation evaluates each customer’s credit worthiness on a separate basis and requires collateral based on this evaluation. Collateral consists mainly of residential family units, commercial real estate and personal property.

At March 31, 2003, the Corporation had approximately $1,866,622,000 in mandatory forward delivery commitments to sell residential mortgage loans. These mandatory forward sales commitments are used by the Corporation to mitigate the interest rate risk associated with commitments to originate and purchase mortgage loans for sale in the secondary market and funded mortgage loans held for sale in the secondary market. At March 31, 2003, loans sold subject to recourse provisions totaled approximately $4,022,000 which represents the total potential credit risk associated with these particular loans. Any credit risk would, however, be offset by the value of the single-family residential properties that collateralize these loans.

The Corporation is subject to a number of lawsuits and claims for various amounts which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Corporation’s financial position or results of operations.

On September 12, 1994, the Bank and the Corporation commenced litigation relating to supervisory goodwill against the United States in the United States Court of Federal Claims seeking to recover monetary relief for the government’s refusal to honor certain contracts that it had entered into with the Bank. The suit alleges that such governmental action constitutes a breach of contract and an unlawful taking of property by the United States without just compensation or due process in violation of the Constitution of the United States. The Corporation and the Bank are pursuing alternative damage claims of up to approximately $230,000,000. The Bank also assumed a lawsuit in the merger with Mid Continent Bancshares, Inc. (“Mid Continent”) against the United States also relating to a supervisory goodwill claim filed by the former Mid Continent. The litigation status and process of these legal actions, as well as that of numerous actions brought by others alleging similar claims with respect to supervisory goodwill and regulatory capital credits, make the value of the claims asserted by the Bank (including the Mid Continent claim) uncertain as to their ultimate outcome, and contingent on a number of factors and future events which are beyond the control of the Bank, both as to substance, timing and the dollar amount of damages that may be awarded to the Bank and the Corporation if they finally prevail in this litigation.

On March 25, 1998, the Corporation filed a motion for summary judgment and the United States filed a cross motion for summary judgment on the question of liability for breach of contract. On March 24, 2003, the Corporation received an order from the United States Court of Federal Claims denying its motion for summary judgment seeking to establish liability for breach of contract and granting the United States government’s cross motion seeking to establish no liability for breach of contract with respect to the Corporation’ s acquisition of Empire Savings Building and Loan (“Empire”). In the litigation, the Corporation alleged that with respect to its 1987 acquisition of Empire, the Federal Home Loan Bank Board promised that $190,000,000 of goodwill (the amount by which Empire’s liabilities exceeded its assets) would be included in the Bank’s regulatory capital as well as the $60,000,000 of preferred stock issued by the Bank to fund the acquisition of Empire. The United States Court of Federal Claims granted the Corporation’s motion for summary judgment and denied the United States government’s cross-motion for summary judgment on the question of liability for breach of contract with respect to the Corporation’s acquisition of the savings deposits of Territory Savings and Loan Association (“Territory”) whereby the Bank accepted a five year $20,000,000 promissory note from the Federal Savings and Loan Insurance Corporation (“FSLIC”) as part of the FSLIC’s payment for the Bank’s assumption of Territory’s savings deposits. In the litigation, the Corporation alleged that the FSLIC promised that the Bank could include the promissory note in its regulatory capital. The Corporation is currently considering its options in light of the order recently issued by the United States Court of Federal Claims.

G. SEGMENT INFORMATION:

The Corporation’s operations are aligned into four lines of business operations for management reporting purposes: Commercial Banking, Mortgage Banking, Retail Banking and Treasury. The financial information presented does not necessarily represent the business unit’s results of operations or financial condition as if they were independent companies. This information in the following tables is derived from management’s internal reporting system used to measure the performance of the segments and the Corporation in total. The reported results of operations and financial condition by business unit generated from this management reporting system are not in accordance with accounting principles generally accepted in the United States.

The Commercial Banking segment involves the origination of commercial operating, agricultural, commercial real estate, and small business loans, as well as indirect lending and commercial and residential construction loans. Also included in this segment is commercial demand deposits, time deposits as well as cash management products and services. Commercial Banking services are offered through the Bank’s branch network, lending offices and the Internet.

The Mortgage Banking segment involves the acquisition of selected correspondent, brokered and originated residential mortgage loans, the sale of these mortgage loans in the secondary mortgage market and to the Treasury segment, the servicing of mortgage loans, and the purchase and origination of rights to service mortgage loans. Mortgage Banking activities are conducted through the Bank’s branches, loan offices and a nationwide correspondent network of mortgage loan originators.

The Retail Banking segment involves a variety of traditional banking and financial services. Retail Banking gathers consumer deposits for the Bank to fund the Bank’s lending and investment activities. Deposits are obtained by providing a variety of consumer deposit services including consumer checking, savings and certificate of deposit accounts (regular and retirement) and other ancillary deposit related retail banking services including overdraft protection, electronic and telephone bill-payment and cash withdrawals or transfers. Retail Banking provides services to meet the credit needs of consumers through loans for home equity, autos, other secured and unsecured purposes, including credit cards. Retail Banking originates mortgage loans for the purchase of residential property or refinance of existing debt on residential property. Mortgage loans are sold to the Treasury or Mortgage Banking segments. Loan servicing rights related to all mortgage loans originated by Retail Banking are sold to the Mortgage Banking segment. The Retail Banking segment also includes services provided primarily to consumer customers for insurance and securities brokerage services. Retail Banking services are offered and delivered through the Bank’s branch network, automated teller machines, customer support telephone centers and the Internet. The Bank also offers these services through network agency offices located throughout Kansas.

The Treasury segment is responsible for corporate interest rate risk and asset and liability management. Treasury manages the Corporation’s single-family residential mortgage loan portfolio, investment and mortgage-backed securities, wholesale deposits, FHLB advances and all other borrowings as well as valuation adjustments of mortgage servicing rights.

Net interest income is determined by the Corporation’s internal funds transfer pricing system which calculates each segment’s net interest income contribution based on the type, maturity or repricing characteristics of certain assets and liabilities. The provision for loan losses by segment is based upon the current and historical business cycle loss rates. Total other income consists of revenue directly attributable to each segment and allocations based on segment ownership of certain assets and liabilities. Amortization expense of mortgage servicing rights is charged directly to the Mortgage Banking segment. Actual valuation adjustments to the mortgage servicing rights portfolio are charged directly to the Treasury segment with allocations made to the Mortgage Banking segment related to certain acquisitions of mortgage servicing rights and originations of warehouse mortgage loans. Total other expense consists of direct expenses attributable to each segment and indirect expenses allocated by an activity-based costing system using full absorption. Effective the first quarter of 2003, the net effect of transfer pricing loan and deposit balances, the reconciliation of the provision for loan losses, other income, other expense and income taxes to externally reported balances, and any residual effects of unallocated systems and other support functions are allocated to the Treasury segment. The Treasury segment for the 2002 first quarter was restated to reflect these adjustments.

G. SEGMENT INFORMATION (Continued):

The contributions of the business segments to the consolidated results for the three months ended March 31, 2003 and 2002, which are not in accordance with accounting principles generally accepted in the United States, are summarized in the following tables:

	Commercial Banking	Mortgage Banking	Retail Banking	Treasury	Consolidated Total

Three Months Ended March 31, 2003:
Net interest income	$26,750	$12,484	$23,401	$12,193	$74,828
Provision for loan losses	2,358	11	1,691	3,086	7,146
Total other income (loss)	(3,333)	(5,118)	27,389	13,452	32,390
Total other expense (income)	11,543	11,308	46,833	(1,503)	68,181

Income (loss) before income taxes	9,516	(3,953)	2,266	24,062	31,891
Income tax provision (benefit)	3,134	(1,403)	804	6,225	8,760

Net income (loss)	$6,382	$(2,550)	$1,462	$17,837	$23,131

Total interest and other income	$23,417	$7,366	$50,790	$25,645	$107,218
Intersegment revenue	—	2,905	4,505	13,028
Depreciation and amortization	128	221	2,317	2,328	4,994
Total assets	3,325,786	976,673	1,181,681	7,843,900	13,328,040

Three Months Ended March 31, 2002:
Net interest income	$22,620	$5,827	$27,437	$28,699	$84,583
Provision for loan losses	3,047	71	2,208	1,263	6,589
Total other income (loss)	813	8,701	23,898	(7,822)	25,590
Total other expense (income)	8,437	8,228	46,278	1,256	64,199

Income before income taxes	11,949	6,229	2,849	18,358	39,385
Income tax provision	4,182	2,180	997	4,043	11,402

Net income	$7,767	$4,049	$1,852	$14,315	$27,983

Total interest and other income	$23,433	$14,528	$51,335	$20,877	$110,173
Intersegment revenue	—	3,407	4,467	645
Depreciation and amortization	116	76	2,058	2,245	4,495
Total assets	2,956,866	724,883	1,609,359	7,455,465	12,746,573

In addition, effective January 1, 2003, the Treasury segment allocates a capital premium charge to the other three segments. This capital premium charge represents the Corporation’s exposure to interest rate risk based on an internal cost of funds rate. The capital premium charge allocated from Treasury to the Commercial Banking, Mortgage Banking and Retail Banking segments is based on each of the respective segment’s average net equity position. This capital premium charge is not reflected in the 2003 results of operations presented above and was not calculated for 2002. The capital premium charge totaling $1,834,000 was allocated from the Treasury segment to the following segments as of March 31, 2003:

Commercial Banking segment	$1,192
Mortgage Banking segment	388
Retail Banking segment	254

$1,834

H. REGULATORY CAPITAL:

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following table. Prompt corrective action provisions pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for prompt corrective action provisions under FDICIA, the Bank must maintain certain minimum capital ratios as set forth below. At March 31, 2003, the Bank exceeded the minimum requirements for the well-capitalized category.

The following presents the Bank’s regulatory capital levels and ratios relative to its respective minimum capital requirements as of March 31, 2003:

	Actual Capital		Required Cpaital
	Amount	Ratio	Amount	Ratio

OTS capital adequacy:
Tangible capital	$768,827	5.88%	$196,084	1.50%
Core capital	760,612	5.82	391,922	3.00
Risk-based capital	899,378	11.00	654,204	8.00

FDICIA regulations to be classified well-capitalized:
Tier 1 leverage capital	760,612	5.82	653,203	5.00
Tier 1 risk-based capital	760,612	9.30	490,653	6.00
Total risk-based capital	899,378	11.00	817,755	10.00

The most recent notification from the OTS categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank’s classification.

I. CURRENT ACCOUNTING PRONOUNCEMENTS:

Effective January 1, 2003, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). The provisions of this statement require entities to record the fair value of a liability for an asset retirement obligation in the period that it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for its recorded amount or incurs a gain or loss. The adoption of this statement had no effect on the Corporation’s financial position, liquidity or results of operations.

Also effective January 1, 2003, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 145 “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections” (“SFAS No. 145”). This statement eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria outlined in APB Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also eliminates the inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this statement had no effect on the Corporation’s financial position, liquidity or results of operations.

Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities “ (“SFAS No. 146”) became effective January 1, 2003, for the Corporation. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between this statement and EITF Issue No. 94-3 relates to the requirement for recognition of a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion in this statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs pursuant to EITF Issue No. 94-3 and establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement had no effect on the Corporation’s financial position, liquidity or results of operations.

Effective January 1, 2003, the initial recognition and measurement provisions of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” applied to the Corporation. This Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation also identifies several situations where the recognition of a liability at inception for a guarantor’s obligation is not required. The Interpretation expands on the accounting guidance of SFAS No. 5 “Accounting for Contingencies,” SFAS No. 57 “Related Party Disclosures” and SFAS No. 107 “Disclosures about Fair Value of Financial Instruments.” The Interpretation also incorporates, without change, the provisions of Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which it supersedes. The adoption of this Interpretation did not have a material effect on the Corporation’s financial position, liquidity or results of operations.

I. CURRENT ACCOUNTING PRONOUNCEMENTS (Continued):

In January 2003, FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” was issued. This Interpretation was issued in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in other activities on behalf of another company. The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. Previously, one company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interest. Interpretation No. 46 changes that consolidation process by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. To further assist financial statement users in assessing a company’s risks, the Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this Interpretation did not have a material effect on the Corporation’s financial position, liquidity or results of operations.

Effective April 30, 2003, Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”) was issued. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made (i) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (ii) in connection with other Financial Accounting Standards Board projects dealing with financial instruments, and (iii) regarding implementation issues raised in relation to the application of the definition of a derivative, the meaning of an “underlying,” and the characteristics of a derivative that contain financing components. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements resulting in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designed after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. Management of the Corporation is analyzing the provisions of this statement and have not determined its effect on the Corporation’s financial position, liquidity or results of operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this Form 10-Q that are not historical fact are forward-looking statements that involve inherent risks and uncertainties. Management cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Factors that might cause a difference include, but are not limited to: fluctuations in interest rates, inflation, the effect of regulatory or government legislative or accounting changes, expected cost savings and revenue growth not fully realized, general economic conditions, adequacy of allowance for loan losses, the progress and expected costs associated with strategic initiatives and whether realized within expected time frames, technology changes and competitive pressures in the geographic and business areas where the Corporation conducts its operations. These forward-looking statements are based on management’s current expectations. Actual results in future periods may differ materially from those currently expected because of various risks and uncertainties.

CRITICAL ACCOUNTING POLICIES:

The Corporation’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of March 31, 2003, remain unchanged from December 31, 2002. These policies are allowance for losses on loans, mortgage servicing rights and derivative financial instruments. Disclosure on these critical accounting policies is incorporated by reference under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s Annual Report on Form 10-K for the Corporation’s year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES:

The Corporation’s principal asset is its investment in the capital stock of the Bank. Since the Corporation does not generate any significant revenues independent of the Bank, the Corporation’s liquidity is dependent on the extent to which it receives cash distributions from the Bank. The Bank’s ability to pay cash distributions to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Capital distribution regulations of the Office of Thrift Supervision (“OTS”), as defined, permit the Bank, upon notice to the OTS, to pay capital distributions during a calendar year up to 100% of the Bank’s retained net income (net income determined in accordance with generally accepted accounting principles less total capital distributions declared) for the current calendar year plus the Bank’s retained net income for the preceding two calendar years. Capital distributions in excess of the Bank’s retained net income require the submission of an application for approval from the OTS. At March 31, 2003, the Bank’s total distributions exceeded its retained income by $56.7 million under this regulation thereby requiring the Bank to file an application with the OTS for any capital distribution.

The Corporation manages its liquidity at both the parent company and subsidiary levels. At March 31, 2003, the cash of Commercial Federal Corporation (the “parent company”) totaled $23.5 million. Due to the parent company’s limited independent operations, the parent company’s ability to make future interest and principal payments on its debt totaling $113.4 million at March 31, 2003, is dependent upon its receipt of cash distributions from the Bank. During the three months ended March 31, 2003, the parent company did not receive any cash distributions from the Bank.

LIQUIDITY AND CAPITAL RESOURCES (Continued):

The Bank will continue to pay cash distributions to the parent company, subject to regulatory restrictions, to cover future principal and interest payments on the parent company’s debt and quarterly cash dividends on common stock when and as declared by the parent company. The parent company also receives cash from the exercise of stock options and from the Bank for income tax benefits from operating losses generated by the parent company as provided in the corporate tax sharing agreement.

During the three months ended March 31, 2003, the Corporation repurchased 464,400 shares of is common stock at a cost of $10.3 million. This repurchase was under the Board of Directors authorization as of November 25, 2002, to repurchase 5,000,000 shares no later than June 30, 2004. At March 31, 2003, there were 4,535,600 shares of common stock of the Corporation left to repurchase under this November 2002 authorization. From April 1999 through March 31, 2003, the Corporation repurchased 17,223,600 shares of its common stock at a cost of $365.9 million.

The Corporation’s primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the FHLB and (iv) cash generated from operations. Net cash flows used by operating activities totaled $203.1 million and $178.0 million, respectively, for the three months ended March 31, 2003 and 2002. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans.

Net cash flows provided by investing activities totaled $58.0 million and $291.4 million, respectively, for the three months ended March 31, 2003 and 2002. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities, (ii) the purchases and origination of loans held for investment and (iii) the purchases and sales of mortgage-backed and investment securities. During the three months ended March 31, 2003, the Corporation sold investment securities totaling $220.2 million resulting in a pre-tax gain of $20.3 million. As part of management’s strategy to manage the risk associated with the Corporation’s mortgage servicing rights portfolio due to decreases in mortgage interest rates, the gain on the sale of these available-for-sale securities was recognized to help offset (i) the valuation adjustment loss totaling $13.5 million in the mortgage servicing rights portfolio for the three months ended March 31, 2003, and (ii) the excess amortization of mortgage servicing rights over normalized levels due to the acceleration of mortgage loan pay-downs. During the three months ended March 31, 2002, the Corporation sold investment and mortgage-backed securities totaling $144.1 million, resulting in pre-tax losses of $3.1 million.

Net cash flows provided by financing activities totaled $167.6 million for the three months ended March 31, 2003. Net cash flows used by financing activities totaled $170.5 million for the three months ended March 31, 2002. Advances from the FHLB and deposits have been the primary sources to provide for the Corporation’s funding needs during each of the periods presented. The Corporation experienced a net increase in deposits totaling $301.1 million for the three months ended March 31, 2003, compared to a net decrease of $114.0 million for the three months ended March 31, 2002. The net increase in deposits for the three months ended March 31, 2003, is primarily due to net increases in checking and money market accounts totaling $150.0 million and $234.6 million, respectively, partially offset by a net decrease of $102.4 million in savings accounts. The net decrease in deposits for the three months ended March 31, 2002, is due to the run-off in the higher costing certificates of deposit portfolio and the reduction in brokered deposits used for funding needs, pursuant to the Corporation’s business strategy. In March 2003, the Corporation entered into an interest rate swap agreement for a notional amount of $100.0 million at a cost of $4.8 million. This swap agreement hedges the exposure to changes in the fair value of certain convertible fixed-rate FHLB advances. During the three months ended March 31, 2002, the Corporation purchased $300.0 million in notional amount of swaptions at a cost of $18.2 million to hedge the call option on $300.0 million of fixed-rate FHLB advances that are convertible into adjustable-rate advances at the option of the Federal Home Loan Bank. During the three months ended March 31, 2003 and 2002, the Corporation repurchased shares of its common stock at a cost of $10.3 million and $19.5 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES (Continued):

Contractual Obligations and Other Commitments:

Through the normal course of operations, the Corporation enters into certain contractual obligations and other commitments. These obligations generally relate to funding of operations through debt issuances as well as leases for premises and equipment. As a financial institution, the Corporation routinely enters into commitments to extend credit, including loan commitments, standby letters of credit and financial guarantees. These commitments are generally expected to settle within three months following March 31, 2003. These outstanding loan commitments to extend credit in order to originate loans or fund commercial and consumer lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. Such commitments are subject to the same credit policies and approval processes accorded to loans made by the Corporation. Mortgage loan commitments include loans in the process of approval for which the Corporation has rate lock commitments. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described.

The following presents the Corporation’s outstanding commitments at March 31, 2003:

(In Thousands)
To fund and purchase:
Single-family fixed-rate mortgage loans	$864,407
Single-family adjustable-rate mortgage loans	359,615
Commercial real estate fixed-rate loans	29,340
Commerical real estate adjustable-rate loans	82,191
Consumer, commercial operating and agricultural loans	24,114
Consumer unused lines of credit	224,935
Commercial unused lines of credit	82,865

Totals – commitments to fund and purchase	$1,667,467

Mandatory forward delivery commitments to sell residential mortgage loans	$1,866,622

The following presents the Corporation’s contractual obligations at March 31, 2003:

	Long-Term Debt	Lease Obligations	Total

	(In Thousands)
Due March 31:
2004	$15,968	$5,944	$21,912
2005	9,400	4,755	14,155
2006	9,400	3,217	12,617
2007	131,125	2,484	133,609
2008	154,050	1,974	156,024
2009 and thereafter	250,000	15,560	265,560

Totals	$569,943	$33,934	$603,877

The maintenance of an appropriate level of liquid resources to provide funding necessary to meet the Corporation’s current business activities and obligations is an integral element in the management of the Corporation’s assets. Liquidity levels will vary depending upon savings flows, future loan fundings, cash operating needs, collateral requirements and general prevailing economic conditions. The Bank does not foresee any difficulty in meeting its liquidity requirements. The Bank’s procedure for managing its liquidity are sufficient to ensure the Bank’s safe and sound operations.

OPERATING RESULTS BY SEGMENT:

See Note G to these Condensed Consolidated Financial Statements for additional information on the Corporation’s lines of business including tabular results of operations for the three months ended March 31, 2003 and 2002. Results of operations for each business unit is derived from management’s internal reporting system used to measure the performance of the segments and the Corporation in total. The reported results of operations and financial condition by business unit from this management reporting system are not in accordance with accounting principles generally accepted in the United States.

Commercial Banking:

The Commercial Banking segment reported net income of $6.4 million for the three months ended March 31, 2003, compared to $7.8 million for the three months ended March 31, 2002. Net interest income increased $4.1 million for the quarter ended March 31, 2003, compared to the 2002 first quarter. The increase in net interest income is due primarily to the increase in the average balance of the commercial loan portfolio during 2003 over the respective 2002 period. The provision for loan losses decreased $689,000 for the three months ended March 31, 2003, compared to 2002 due to a reduction in commercial loan net charge-offs comparing the respective periods. Total other income decreased $4.1 million for the three months ended March 31, 2003, compared to the respective 2002 first quarter primarily due to the Treasury segment charging the Commercial Banking segment loan prepayment fees totaling $5.2 million on the commercial loans paying in full before maturity. This intersegment charge was implemented in 2003. Total other expense increased $3.1 million for the three months ended March 31, 2003, compared to the 2002 period.

Mortgage Banking:

The Mortgage Banking segment reported a net loss of $2.6 million for the three months ended March 31, 2003, compared to net income of $4.0 million for the three months ended March 31, 2002. Net interest income increased $6.7 million for the quarter ended March 31, 2003, compared to the quarter ended March 31, 2002. This increase in net interest income comparing the respective periods is primarily due to an increase in the credit the Mortgage Banking segment received in the 2003 first quarter compared to 2002 from increases in its custodial cash earnings that are computed using an internal cost of funds rate. The custodial cash earnings increased comparing the respective periods due to increases in escrow balances primarily from the purchases of loan servicing portfolios in the second half of 2002 totaling $2.0 billion and mortgage refinancing activity. Total other income decreased $13.8 million for the three months ended March 31, 2003, compared to 2002 primarily due to an increase of $5.4 million in amortization expense of mortgage servicing rights in the 2003 first quarter compared to 2002, an intersegment charge of $6.3 million from Treasury on the valuation adjustment for impairment of the mortgage servicing rights recorded during the 2003 first quarter and an intersegment charge of $3.3 million from the Retail Banking segment for its origination of higher-yielding residential mortgage loans during the 2003 first quarter. These decreases to total other income were partially offset by increased net gains of $2.0 million on the sales of warehouse loans comparing the respective periods. Total other expense increased $3.1 million for the three months ended March 31, 2003, compared to the respective 2002 period due to increased loan origination costs and servicing costs.

Retail Banking:

The Retail Banking segment reported net income of $1.5 million for the three months ended March 31, 2003, compared to $1.9 million for the three months ended March 31, 2002. Net interest income decreased $4.0 million for the three months ended March 31, 2003, compared to the 2002 period. The decrease in net interest income is primarily due to lower rates on consumer and home equity loans comparing the respective periods and higher rates paid on deposits. The provision for loan losses decreased $517,000 for the three months ended March 31, 2003, compared to the 2002 period. Total other income increased $3.5 million for the three months ended March 31, 2003, compared to the 2002 first quarter. This increase in total other income is primarily due to the $3.3 million intersegment revenue allocation from Mortgage Banking for the Retail Banking segment’s origination of residential mortgage loans at higher than market rates during the 2003 first quarter and increased fees generated in the 2003 first quarter compared to 2002 from increases in nonsufficient fund and overdraft fees and debit and credit card fees due to a greater number of accounts and increased transactions comparing the respective periods. Total other expense increased $555,000 for the three months ended March 31, 2003, compared to the three months ended March 31, 2002.

OPERATING RESULTS BY SEGMENT (Continued):

Treasury:

The Treasury segment reported net income of $17.8 million for the three months ended March 31, 2003 compared to $14.3 million for the three months ended March 31, 2002. Net interest income decreased $16.5 million for the 2003 first quarter compared to the 2002 first quarter. This decrease is due primarily to the lower yields earned on the Treasury segment’s total interest-earning assets portfolio comparing the respective periods. The provision for loan losses increased $1.2 million for the three months ended March 31, 2003, compared to the 2002 period due to a higher balance of loans held in the Treasury segment comparing the respective periods. Total other income was $13.5 million for the quarter ended March 31, 2003, compared to a loss of $7.8 million for 2002. This increase in total other income comparing the respective periods is due to net gains on the sales of securities and changes in fair values of derivatives totaling $19.0 million for the 2003 first quarter compared to a loss totaling $4.8 million for the 2002 first quarter. The March 31, 2003, increase over 2002 is also due to the intersegment loan prepayment fees totaling $5.2 million generated from the Commercial Banking segment (which was implemented in 2003) and the intersegment revenue totaling $6.3 million from Mortgage Banking that is based on its allocated portion of the actual $13.5 million valuation adjustment for impairment of the mortgage servicing rights recorded during the 2003 first quarter. These increases to total other income were partially offset by the actual $13.5 million valuation adjustment for impairment of the mortgage servicing rights recorded during the 2003 first quarter resulting in a net charge to Treasury related to the impairment of mortgage servicing rights of $7.2 million. Total other expense for the three months ended March 31, 2003, is a credit of $1.5 million compared to $1.3 million in expense for the three months ended March 31, 2002.

CONSOLIDATED RESULTS OF OPERATIONS:

Net income for the three months ended March 31, 2003, was $23.1 million, or $.51 per basic and diluted share, compared to net income of $28.0 million, or $.61 per diluted share ($.62 per basic share), for the three months ended March 31, 2002. The decrease in net income comparing the respective quarters is primarily due to a decrease of $9.8 million in net interest income and increase of $4.1 million in general and administrative expenses and $557,000 in the provision for loan losses. These decreases to net income were partially offset by an increase of $6.8 million in total other income and a decrease of $2.6 million in the provision for income taxes.

Net Interest Income:

Net interest income totaled $74.8 million for the three months ended March 31, 2003, compared to $84.6 million for the three months ended March 31, 2002, a decrease of $9.8 million, or 11.5%. During the three months ended March 31, 2003 and 2002, interest rate spreads were 2.56% and 2.94%, respectively, a decrease of 38 basis points comparing periods; and the net yield on interest-earning assets was 2.53% and 2.91%, respectively, a decrease of 38 basis points. The decrease in the interest rate spreads comparing the respective periods is due primarily to an 85 basis point decrease in the yield received on interest-earning assets partially offset by a 47 basis point decline in the rate incurred on interest-bearing liabilities. Total interest income decreased $21.6 million comparing the three months ended March 31, 2003 to 2002 due to the lower yields on interest-earning assets, even though the average balance of interest-earning assets increased $199.9 million over the same time periods. Total interest expense decreased approximately $11.9 million over the same three-month period due to the lower costs of funds, even though the average balance of interest-bearing liabilities increased $205.6 million over the same time periods.

Net interest income decreased for the three months ended March 31, 2003, compared to the respective 2002 period, due to the low interest rate environment in which earning assets have been contractually repricing downward or have been replaced with lower-earning loans and investments. Partially offsetting the decrease in interest income generated from the interest-earning assets is the downward repricing of costing liabilities, although at a slower rate than the repricing of earning assets, which is also attributable to the lower interest rate environment comparing the respective periods.

Based on the current low interest rate environment, management anticipates a relatively stable interest rate spread through 2003. However, the future trend in interest rate spreads and net interest income will be dependent upon and influenced by changes in and levels of both short-term and long-term market interest rates, loan prepayment volumes and other factors such as the composition and size of the Corporation’s interest-earning assets and interest-bearing liabilities, the interest rate risk exposure of the Corporation and the maturity and repricing activity of interest-sensitive assets and liabilities.

Net Interest Income (Continued):

The following table presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, and average yields earned on interest-earning assets and average rates incurred on interest-bearing liabilities during the three months ended March 31, 2003 and 2002. This table includes nonaccruing loans averaging $71.2 million and $80.3 million for the three months ended March 31, 2003 and 2002, respectively, as interest-earning assets at a yield of zero percent:

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002

	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate

	(In Thousands)
Interest-earning assets:
Loans	$8,668,060	$142,351	6.59%	$8,381,332	$152,039	7.28%
Mortgage-backed securities	1,584,690	16,447	4.15	1,832,143	26,858	5.86
Investments	1,572,581	17,576	4.47	1,411,911	19,119	5.42

Interest-earning assets	11,825,331	176,374	5.98	11,625,386	198,016	6.83

Interest-bearing liabilities:
Core deposits (1) (2)	3,614,021	19,690	2.21	3,455,916	21,673	2.54
Certificates of deposit	2,851,833	19,924	2.83	2,857,592	27,131	3.85
Advances from FHLB (3)	4,906,031	56,920	4.64	4,897,628	58,894	4.81
Securities sold under agreements to repurchase	400,564	3,205	3.20	209,797	2,218	4.23
Other borrowings	174,890	1,807	4.13	320,813	3,517	4.39

Interest-bearing liabilities	11,947,339	101,546	3.42	11,741,746	113,433	3.89

Net earnings balance	$(122,008)			$(116,360)

Net interest income		$74,828			$84,583

Net interest rate spread			2.56%			2.94%

Net annualized yield on interest-earning assets			2.53%			2.91%

(1)	Core deposits consist of savings accounts, checking accounts and money market accounts.
(2)	Includes interest expense incurred on interest rate swap agreements totaling $12.6 million and $12.1 million, respectively, for the three months ended March 31, 2003 and 2002.
(3)	Includes interest expense incurred on interest rate swap and swaption agreements totaling $19.7 million and $14.6 million, respectively, for the three months ended March 31, 2003 and 2002.

During the three months ended March 31, 2003, the Corporation’s interest-bearing liabilities exceeded its interest-earning assets, resulting in a negative average net earnings balance of $122.0 million. The Corporation’s average net earnings balance decreased $5.6 million during the quarter ended March 31, 2003, compared to the quarter ended March 31, 2002. This decrease in the net average earnings balance comparing these respective periods is primarily due to cash outlays over the last twelve months on the Corporation’s repurchases of its common stock and the purchase of interest rate swap and floor agreements.

Net Interest Income (Continued):

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

	Three Months Ended March 31, 2003 Compared to March 31, 2002 Increase (Decrease) Due to

	Volume	Rate	Total

	(In Thousands)
Interest income:
Loans	$5,191	$(14,879)	$(9,688)
Mortgage-backed securities	(3,292)	(7,119)	(10,411)
Investments	2,026	(3,569)	(1,543)

Interest income	3,925	(25,567)	(21,642)

Interest expense:
Core deposits (1)	(3,295)	1,312	(1,983)
Certificates of deposit	(55)	(7,152)	(7,207)
Advances from FHLB	101	(2,075)	(1,974)
Securities sold under agreements to repurchase	1,630	(643)	987
Other borrowings	(1,518)	(192)	(1,710)

Interest expense	(3,137)	(8,750)	(11,887)

Effect on net interest income	$7,062	$(16,817)	$(9,755)

(1)	Core deposits consist of savings accounts, checking accounts and money market accounts.

Provision for Loan Losses:

The Corporation recorded loan loss provisions totaling $7.2 million for the three months ended March 31, 2003, compared to $6.6 million for the three months ended March 31, 2002. The provision for loan losses increased during the three months ended March 31, 2003, compared to the 2002 period due primarily to a shift in the loan portfolio mix partially offset by a decrease in net loans charged-off. The Corporation’s portfolio of commercial operating, commercial real estate and consumer loans increased at March 31, 2003, compared to March 31, 2002, while residential first mortgage loans decreased comparing these respective periods. This shift in the loan portfolio increased the provision for loan losses since the commercial operating, commercial real estate and consumer loans require a higher estimated allowance for loan losses than the residential first mortgage loans. Net loans charged-off totaled $4.5 million for the three months ended March 31, 2003, compared to $6.4 million for the three months ended March 31, 2002. The net charge-offs are lower for the current quarter compared to the year-ago quarter due to the recovery totaling $1.2 million of a commercial operating loan in the first quarter of 2003 and to net decreases in charge-offs for construction loans, consumer loans, residential loans, agricultural loans and credit cards partially offset by an increase in commercial real estate and small business loan charge-offs.

The allowance for loan losses is based upon management’s continuous evaluation of the collectibility of outstanding loans, which takes into consideration such factors as changes in the composition of the loan portfolio and economic conditions that may affect the borrower’s ability to pay, regular examinations of specific problem loans by the Corporation’s credit review team and of the overall portfolio quality and real estate market conditions in the Corporation’s lending areas. Management of the Corporation believes that the present level of the allowance for loan losses is adequate to reflect the risks inherent in its portfolios. However, there can be no assurance that the Corporation will not experience increases in its nonperforming assets, that it will not increase the level of its allowance in the future or that significant provisions for losses will not be required based on factors such as deterioration in market conditions, changes in borrowers’ financial conditions, delinquencies and defaults.

Provision for Loan Losses (Continued):

Nonperforming assets are monitored on a regular basis by the Corporation’s internal credit review and problem asset teams. Nonperforming assets are summarized as of the dates indicated:

	March 31, 2003	December 31, 2002

	(Dollars in Thousands)
Nonperforming loans:
Residential real estate	$48,288	$46,394
Commercial real estate	18,167	17,890
Consumer, commercial operating and other loans	7,832	8,130

Total nonperforming loans	74,287	72,414

Foreclosed real estate:
Commercial	4,753	2,550
Residential (includes residential development property in Nevada)	36,563	37,458

Total foreclosed real estate	41,316	40,008

Troubled debt restructurings – commercial	4,972	1,547

Total nonperforming assets	$120,575	$113,969

Nonperforming loans to total loans (excluding loans held for sale)	.94%	.93%
Nonperforming assets to total assets	.90%	.87%

Total allowance for loan losses	$108,920	$106,291

Allowance for loan losses to:
Total loans (excluding loans held for sale)	1.38%	1.36%
Total nonperforming assets	90.33%	93.26%
Total nonperforming loans	146.62%	146.78%
Nonresidential nonperforming assets	304.89%	352.93%

Nonperforming loans at March 31, 2003, increased $1.9 million compared to December 31, 2002, primarily due to (i) net increases in residential construction loans totaling $3.8 million partially offset by net decreases of $1.9 million in the residential loan portfolio, (ii) net increases in commercial construction loans totaling $1.5 million offset by net decreases of $1.3 million in commercial real estate loans, and (iii) net decreases of $1.3 million in consumer loans offset by net increases of $1.1 million in commercial operating loans. The $1.3 million net increase in foreclosed real estate at March 31, 2003, compared to December 31, 2002, is due to the foreclosure of a commercial construction property totaling $1.5 million and a commercial property totaling $643,000 partially offset by net decreases in residential real estate totaling $894,000. The $3.4 million increase in troubled debt restructurings at March 31, 2003, compared to December 31, 2002 is due to the restructuring of one commercial real estate loan during the quarter.

Retail Fees and Charges:

Retail fees and charges totaled $13.5 million for the three months ended March 31, 2003, compared to $12.4 million for the three months ended March 31, 2002. The major components of retail fees and charges are as follows:

	Three Months Ended March 31,

	2003	2002

	(In Thousands)
Nonsufficient fund charges and overdraft fees	$7,602	$6,774
Service charges	2,710	3,013
Debit and credit card fees, net	2,028	1,493
Transaction fees and other	1,163	1,128

Retail fees and charges	$13,503	$12,408

The $828,000 net increase in nonsufficient fund and overdraft fees comparing the 2003 first quarter to 2002 is due primarily to increased volumes and checking accounts comparing the respective periods. The increase totaling $535,000 in debit and credit card fees for the 2003 period over 2002 is due to increased transactions and accounts comparing the respective periods.

Loan Servicing Fees and Mortgage Servicing Rights Valuation Adjustment:

The major components of loan servicing fees for the periods indicated and the amount of loans serviced for other institutions are as follows:

	Three Months Ended March 31,

	2003	2002

	(In Thousands)
Revenue from loan servicing fees	$9,222	$7,902
Revenue from late loan payment fees	1,815	1,602
Amortization of mortgage servicing rights	(12,062)	(6,668)

Loan servicing fees, net	$(1,025)	$2,836

Valuation adjustments for impairment	$(13,528)	$529

Loans serviced for other institutions at March 31	$11,848,058	$9,524,493

The amount of revenue generated from loan servicing fees, and changes in comparing periods, is primarily due to the average size of the Corporation’s portfolio of mortgage loans serviced for other institutions and the level of rates for service fees collected. Revenue from loan servicing fees is reduced by the amortization expense of mortgage servicing rights and adjustments, as necessary, to the valuation allowance for impairment. The loan servicing fees category also includes fees collected for late loan payments.

The net increase in revenue from loan servicing fees comparing the respective three month periods of 2003 to 2002 is due to a higher average balance of mortgage loans serviced for others. The increases in amortization expense of mortgage servicing rights reflects an increase in loan prepayments due to the lower interest rate environment comparing the respective periods. The amount of amortization expense of mortgage servicing rights is determined, in part, by the estimated future balance of the underlying mortgage loan servicing portfolio which is impacted by the rate of mortgage loan pay-downs. A valuation adjustment totaling $13.5 million in impairment losses was also recorded during the three months ended March 31, 2003, as a reduction of the carrying amount of the mortgage servicing rights portfolio. This compares to a valuation adjustment totaling $529,000 recorded during the three months ended March 31, 2002, increasing the carrying amount of the mortgage servicing rights portfolio. Changes in the valuation allowance are due to increases or decreases in estimated loan prepayment speeds resulting from changes in interest rates. At March 31, 2003, the valuation allowance on the mortgage servicing rights portfolio totaled $93.6 million compared to $19.1 million at March 31, 2002.

The fair value of the Corporation’s loan servicing portfolio decreases as mortgage interest rates decline and loan prepayments increase. In such an environment, it is expected that income generated from the Corporation’s loan servicing portfolio would decrease. However, this negative effect on the Corporation’s income would be offset, in part, by an increase in additional servicing fee income attributable to new loan originations, which historically increase in periods of lower, or declining, mortgage interest rates. Conversely, the value of the Corporation’s loan servicing portfolio will increase as mortgage interest rates rise.

Gain (Loss) on Sales of Securities and Changes in Fair Values of Derivatives, Net:

During the three months ended March 31, 2003 and 2002, the following transactions were recorded:

	Three Months Ended March 31,

	2003	2002

	(In Thousands)
Gain (loss) on the sales of available-for-sale securities:
Investment securities	$20,271	$(2,778)
Mortgages-backed securities	—	(371)

Net gain (loss) on sales	20,271	(3,149)
Changes in the fair value of interest rate floor agreements not qualifying for hedge accounting	(761)	(1,222)
Amortization expense on the deferred loss on terminated interest rate swap agreements	(509)	(509)
Other items, net	(1)	37

Gain (loss) on the sales of securities and changes in fair values of derivatives, net	$19,000	$(4,843)

During the three months ended March 31, 2003, the Corporation sold available-for-sale investment securities totaling $220.2 million resulting in a pre-tax gain of $20.3 million. As part of management’s strategy to manage the market risk associated with the Corporation’s mortgage servicing rights portfolio due to decreases in mortgage interest rates, the Corporation recognized this gain on the sale of these investment securities to partially offset (i) the valuation adjustment loss totaling $13.5 million in the mortgage servicing rights portfolio and (ii) the excess amortization of mortgage servicing rights over normalized levels due to the acceleration of mortgage loan pay-downs. For the three months ended March 31, 2002, the Corporation sold available-for-sale investment and mortgage-backed securities totaling $144.1 million, resulting in pre-tax losses of $3.1 million. The proceeds from the sale of these securities were reinvested into higher yielding securities.

During the three months ended March 31, 2003, the Corporation entered into interest rate floor agreements with notional amounts totaling $325.0 million. At March 31, 2003, the Corporation had interest rate floor agreements with notional amounts totaling $1.3 billion and with net loss market value adjustments totaling $2.1 million recorded during the three months ended March 31, 2003. These interest rate floor agreements are used to protect the fair value of the mortgage servicing rights portfolio to impairment exposure risk from declining interest rates.

Gain on Sales of Loans:

The category in the Consolidated Statement of Operations entitled “Gain on Sales of Loans” also includes changes in the fair values of certain derivative financial instruments (forward loan sales commitments and conforming commitments to originate loans) and hedged items (warehouse loans). The Corporation recorded net gains on (i) the sales of loans and (ii) changes in the fair values of certain derivative financial instruments and hedged items during the three months ended March 31, 2003, totaling $5.5 million compared to net gains of $3.4 for the three months ended March 31, 2002. During the three months ended March 31, 2003 and 2002, loans totaling $1.3 billion and $620.0 million, respectively, were sold resulting in pre-tax gains of $2.7 million and $4.5 million, respectively. Loans are typically originated by the Corporation and sold in the secondary market with loan servicing retained and without recourse to the Corporation.

The forward loan sales commitments and conforming commitments to originate loans and warehouse loans are recorded at fair value with the changes in fair value reported in current earnings. For the three months ended March 31, 2003, the net changes in the fair values of these derivative financial instruments and certain hedged items resulted in a net pre-tax gain approximating $2.8 million. These changes in fair values compare to a net loss totaling $1.1 million recorded for the three months ended March 31, 2002.

Other Operating Income:

Other operating income totaled $5.7 million for the three months ended March 31, 2003, compared to $7.9 million for the three months ended March 31, 2002. The major components of other operating income are as follows:

	Three Months Ended March 31,

	2003	2002

	(In Thousands)
Brokerage commissions	$1,874	$2,081
Insurance commissions	1,687	2,323
Credit life and disability commissions	160	622
Loan fee income	1,364	2,076
Miscellaneous other	571	774

Total other operating income	$5,656	$7,876

Brokerage commissions decreased $207,000 comparing the three months ended March 31, 2003 to 2002 due to decreased volumes of customer transactions over the respective periods attributable to the overall drop in stock market activity. Insurance commissions decreased $636,000 comparing the 2003 quarter to 2002 primarily due to a decrease in annuity sales. Credit life and disability commissions decreased $462,000 for the 2003 quarter compared to 2002 due to lower volumes of policies written. Loan fee income decreased $712,000 comparing the three months ended March 31, 2003 to 2002 primarily due to additional fees generated in 2002 over 2003 from the respective volumes of mortgage loan refinance activity.

General and Administrative Expenses:

General and administrative expenses totaled $66.6 million for the three months ended March 31, 2003, compared to $62.6 million for the three months ended March 31, 2002. The net increase in the 2003 first quarter compared to the 2002 first quarter is primarily due to increases in compensation and benefits, advertising, occupancy and equipment, communication and data processing partially offset by a decrease in outside services. Compensation and benefits increased $2.3 million for the three months ended March 31, 2003, over the 2002 first quarter primarily due to more full-time equivalent employees at March 31, 2003, compared to 2002, annual merit increases effective March 1, 2003, increased production incentive bonuses and higher employer taxes. Advertising increased $1.2 million due to the expanded promotion of products relating to checking accounts, credit cards and electronic banking. The increase in occupancy and equipment is primarily due to increased in furniture and fixture depreciation totaling $590,000 and facilities maintenance and repairs totaling $421,000. Outside services decreased $1.2 million primarily due to decreases in consulting services comparing the respective quarters.

Amortization of Core Value of Deposits:

For the three months ended March 31, 2003, amortization of core value of deposits totaled $1.5 million compared to $1.6 million for the three months ended March 31, 2002. The net decrease in amortization expense for the current 2003 quarter compared to the respective 2002 period is primarily due to core value of deposits amortizing on an accelerated basis.

Provision for Income Taxes:

The provision for income taxes totaled $8.8 million for the three months ended March 31, 2003, compared to $11.4 million for the three months ended March 31, 2002. The effective income tax rate for the three months ended March 31, 2003, was 27.5% compared to 29.0% for the three months ended March 31, 2002. The effective income tax rate is lower for the current 2003 quarter compared to the respective 2002 period due to the level of pre-tax income and increases in tax-exempt interest income and tax credits. The effective tax rate for the three months ended March 31, 2003 and 2002, vary from the statutory rate of 35.0% primarily due to tax benefits from the bank owned life insurance, tax-exempt interest income and tax credits.

Item 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Information as of March 31, 2003, concerning the Corporation’s exposure to market risk, which has remained relatively unchanged from December 31, 2002, is incorporated by reference under Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Corporation’s Annual Report on Form 10-K for the Corporation’s year ended December 31, 2002.

Item 4. CONTROLS AND PROCEDURES

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-14 (c) under the Exchange Act) as of a date within 90 days prior to the date of filing of this Form 10-Q. Based upon such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective to ensure that the information required to be disclosed by the Corporation in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. It should be noted that most systems of controls can only provide reasonable assurance of the objectives the systems are designed to obtain.

There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a).	The Corporation held its Annual Meeting of Stockholders on May 13, 2003, in Omaha, Nebraska. The inspector of election issued his certified final report on May 13, 2003, for the election of directors voted upon at such Annual Meeting.

(b).	Not applicable.

(c).	The proposal voted upon at the Annual Meeting was for the election of four individuals as directors for three year terms. The results of voting were as follows:

Proposal 1—Election of Directors

Nominee	Votes For	Votes Withheld	Broker Non Votes
For terms to expire in 2006:
Michael P. Glinsky	26,228,266	11,898,855	None
Robert S. Milligan	27,376,291	10,750,830	None
George R. Zoffinger	27,293,502	10,833,619	None
Joseph J. Whiteside	26,344,156	11,782,965	None

The following individuals whose term of office continued after the Annual Meeting are: Messrs. Talton K. Anderson, Carl G. Mammel, James P. O’Donnell, Robert J. Hutchinson, William A. Fitzgerald, Robert D. Taylor and Aldo J. Tesi.

(d).	Not applicable.

Item 5. Other Information

On May 12, 2003, the Corporation’s Board of Directors approved an increase to the Corporation’s quarterly cash dividend to $.10 per common share from $.09 per common share. The new dividend rate of $.10 per common share will be paid on July 10, 2003, to stockholders of record as of June 26, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a).	Exhibits:

99.1	—Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	—Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b).	Reports on Form 8-K:

On January 9, 2003, the Corporation filed a Form 8-K reporting under Item 5 regarding the redemption on December 31, 2002, of all $45.0 million of the fixed-rate 9.375% cumulative trust preferred securities of the CFC Preferred Trust. The redemption price totaling $46.1 million consisted of 1.8 million shares (liquidation amount of $25.00 per security) totaling $45.0 million plus accrued distributions totaling approximately $1.1 million.

On February 7, 2003, the Corporation filed a Form 8-K reporting under Item 9 containing its earnings release dated February 6, 2003, for the quarter and year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL FEDERAL CORPORATION
(Registrant)

Date:	May 15, 2003	/s/ David S. Fisher
David S. Fisher, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 15, 2003	/s/ Gary L. Matter
Gary L. Matter, Senior Vice President, Controller and Secretary (Principal Accounting Officer)

CERTIFICATIONS

I, William A. Fitzgerald, Chairman of the Board and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Commercial Federal Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ David S. Fisher
David S. Fisher Executive Vice President and Chief Financial Officer