Form 10-Q
period 2003-06-30
COMMERCIAL FEDERAL CORP
filed 2003-08-08
CIK 744778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer as defined in rule 12b-2 of the Securities Exchange Act of 1934.    YES  ☒    NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Title of Each Class	Outstanding at July 31, 2003
Common Stock, Par Value $.01 Per Share	44,014,915

COMMERCIAL FEDERAL CORPORATION

FORM 10-Q

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

(Dollars in Thousands)	June 30, 2003	December 31, 2002

	(Unaudited)	(Audited)
ASSETS
Cash (including short-term investments of $1,067 and $505)	$248,500	$200,581
Investment securities available for sale, at fair value	1,288,081	1,296,050
Mortgage-backed securities available for sale, at fair value	1,317,756	1,632,622
Loans held for sale, net	1,037,935	868,569
Loans receivable, net of allowances of $108,706 and $106,148	7,748,521	7,703,016
Federal Home Loan Bank stock	247,817	283,193
Foreclosed real estate	43,000	40,008
Premises and equipment, net	143,088	148,374
Bank owned life insurance	235,504	228,958
Other assets	441,389	495,014
Core value of deposits, net of accumulated amortization of $64,365 and $61,268	19,268	22,365
Goodwill	162,717	162,717

Total Assets	$12,933,576	$13,081,467

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$6,768,368	$6,439,041
Advances from Federal Home Loan Bank	4,436,264	4,848,997
Other borrowings	573,081	603,306
Other liabilities	408,233	433,602

Total Liabilities	12,185,946	12,324,946

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 43,940,224 and 45,270,360 shares issued and outstanding	439	453
Additional paid-in capital	33,469	61,712
Retained earnings	835,184	797,778
Accumulated other comprehensive loss, net	(121,462)	(103,422)

Total Stockholders’ Equity	747,630	756,521

Total Liabilities and Stockholders’ Equity	$12,933,576	$13,081,467

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(Dollars in Thousands Except Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Interest Income:
Loans receivable	$140,401	$150,037	$282,752	$302,076
Mortgage-backed securities	12,638	23,806	29,085	50,664
Investment securities	16,846	19,328	34,422	38,447

Total interest income	169,885	193,171	346,259	391,187
Interest Expense:
Deposits	38,974	44,983	78,588	93,787
Advances from Federal Home Loan Bank	54,772	60,611	111,692	119,505
Other borrowings	5,037	6,911	10,049	12,646

Total interest expense	98,783	112,505	200,329	225,938
Net Interest Income	71,102	80,666	145,930	165,249
Provision for Loan Losses	(4,273)	(5,540)	(11,419)	(12,129)

Net Interest Income After Provision for Loan Losses	66,829	75,126	134,511	153,120

Other Income (Loss):
Retail fees and charges	15,009	13,913	28,512	26,321
Loan servicing fees, net of amortization	(6,496)	2,819	(7,521)	5,655
Mortgage servicing rights valuation adjustment	(29,793)	(16,607)	(43,321)	(16,078)
Gain on sales of securities and changes in fair values of derivatives, net	39,131	13,583	58,131	8,740
Gain on sales of loans	8,506	3,538	13,986	6,977
Bank owned life insurance	3,242	3,438	6,546	6,783
Other operating income	7,627	7,906	13,283	15,782

Total other income	37,226	28,590	69,616	54,180

Other Expense:
General and administrative expenses—
Compensation and benefits	31,841	28,351	62,654	56,846
Occupancy and equipment	10,495	9,270	20,931	18,596
Data processing	4,604	4,397	9,279	8,831
Advertising	5,606	4,330	9,736	7,245
Communication	3,432	3,173	6,846	6,229
Item processing	3,837	3,622	7,306	7,083
Outside services	3,226	3,821	5,617	7,459
Foreclosed real estate, net	1,004	2,280	2,385	3,722
Other operating expenses	7,016	3,780	12,939	9,579

Total general and administrative expenses	71,061	63,024	137,693	125,590
Amortization of core value of deposits	1,548	1,637	3,097	3,270

Total other expense	72,609	64,661	140,790	128,860

Income Before Income Taxes	31,446	39,055	63,337	78,440
Provision for Income Taxes	8,744	11,522	17,504	22,924

Net Income	$22,702	$27,533	$45,833	$55,516

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (Continued)

(Unaudited)

(Dollars in Thousands Except Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Weighted Average Number of Common Shares Outstanding Used in Basic Earnings Per Share Calculation	44,302,234	45,342,680	44,697,474	45,349,173
Add Assumed Exercise of Outstanding Stock Options as Adjustments for Dilutive Securities	279,993	869,716	304,320	712,376

Weighted Average Number of Common Shares Outstanding Used in Diluted Earnings Per Share Calculation	44,582,227	46,212,396	45,001,794	46,061,549

Basic Earnings Per Common Share	$.51	$.61	$1.03	$1.22

Diluted Earnings Per Common Share	$.51	$.60	$1.02	$1.21

Dividends Declared Per Common Share	$.10	$.09	$.19	$.17

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2003	2002	2003	2002
Net Income	$22,702	$27,533	$45,833	$55,516
Other Comprehensive Income (Loss):
Unrealized holding losses on securities available for sale	23,016	67,107	20,569	37,213
Fair value adjustment on interest rate swap agreements	(11,668)	(72,427)	(65)	(40,440)
Fair value change on interest only strips	—	(1,475)	(1,024)	(1,618)
Reclassification of net losses (gains) included in net income pertaining to:
Securities sold	(33,268)	(11,698)	(53,539)	(8,549)
Interest only strips	5,054	—	5,054	—
Amortization of fair value adjustments on interest rate swap agreements	418	508	927	1,017

Other Comprehensive Loss Before Income Taxes	(16,448)	(17,985)	(28,078)	(12,377)
Income Tax Benefit	(5,825)	(4,025)	(10,038)	(2,259)

Other Comprehensive Loss	(10,623)	(13,960)	(18,040)	(10,118)

Comprehensive Income	$12,079	$13,573	$27,793	$45,398

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,833	$55,516
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization of core value of deposits	3,097	3,270
Depreciation and amortization	9,854	9,090
Amortization of deferred discounts and fees, net of premiums	20,868	7,967
Amortization of mortgage servicing rights	30,516	13,419
Valuation adjustment of mortgage servicing rights	43,321	16,078
Provision for losses on loans	11,419	12,129
Gain on sales of real estate and loans, net	(14,169)	(7,640)
Gain on sales of securities and changes in fair values of derivatives, net	(58,131)	(8,740)
Proceeds from sales of loans	2,800,767	1,169,649
Origination of loans for resale	(1,046,615)	(151,184)
Purchases of loans for resale	(2,032,833)	(1,202,784)
Increase in bank owned life insurance, net	(6,546)	(6,789)
Decrease (increase) in interest receivable	5,131	(533)
Decrease in interest payable and other liabilities, net	(12,493)	(5,148)
Other items, net	2,306	(136,878)

Total adjustments	(243,508)	(288,094)

Net cash used by operating activities	(197,675)	(232,578)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of loans	(672,486)	(246,787)
Repayment of loans, net of originations	704,119	211,311
Proceeds from sales of mortgage-backed securities available for sale	3,867	18,147
Principal repayments of mortgage-backed securities available for sale	526,868	488,634
Purchases of mortgage-backed securities available for sale	(226,557)	(461,982)
Maturities and principal repayments of investment securities available for sale	15,049	21,414
Proceeds from sales of investment securities available for sale	822,589	733,395
Purchases of investment securities available for sale	(799,232)	(802,596)
Purchases of mortgage servicing rights	(14,773)	—
Proceeds from sales of mortgage servicing rights	2,000	—
Purchases of Federal Home Loan Bank stock	—	(20,542)
Proceeds from sales of Federal Home Loan Bank stock	35,376	10,393
Proceeds from sales of real estate	10,334	23,289
Payments to acquire real estate	(1,734)	(2,082)
Purchases of premises and equipment, net	(4,568)	(703)
Other items, net	1,550	(10,986)

Net cash provided (used) by investing activities	402,402	(39,095)

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in Thousands)	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	$329,327	$(153,189)
Proceeds from Federal Home Loan Bank advances	945,975	471,975
Repayments of Federal Home Loan Bank advances	(1,353,000)	(130,800)
Proceeds from securities sold under agreements to repurchase	9,063	212,210
Repayments of securities sold under agreements to repurchase	(8,848)	(12,573)
Repayments of other borrowings	(30,440)	(107,270)
Purchases of interest rate cap, swap and swaption agreements	(11,832)	(34,337)
Payments of cash dividends on common stock	(8,100)	(7,291)
Repurchases of common stock	(29,130)	(19,474)
Issuance of common stock	177	4,614

Net cash (used) provided by financing activities	(156,808)	223,865

CASH AND CASH EQUIVALENTS

Increase (decrease) in net cash position	47,919	(47,808)
Balance, beginning of year	200,581	206,765

Balance, end of period	$248,500	$158,957

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest expense	$255,849	$223,212
Income taxes, net	36,323	30,813
Non-cash investing and financing activities:
Loans exchanged for mortgage-backed securities	16,944	28,989
Loans transferred to real estate	13,849	8,273
Common stock received in connection with employee stock option plan, net	(21)	(111)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

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

The accompanying interim condensed consolidated financial statements have not been audited by independent auditors. In the opinion of management, all adjustments considered necessary to fairly present the financial statements have been included. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results which may be expected for the entire calendar year 2003.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income as reported	$22,702	$27,533	$45,833	$55,516
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	1,151	1,021	2,572	2,349

Pro forma net income	$21,551	$26,512	$43,261	$53,167

Earnings per share:
Basic—
As reported	$.51	$.61	$1.03	$1.22
Pro forma	.49	.58	.97	1.17
Diluted—
As reported	$.51	$.60	$1.02	$1.21
Pro forma	.48	.58	.96	1.16

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

The Corporation services real estate loans for investors that are not included in the accompanying condensed consolidated financial statements. Mortgage servicing rights are established based on the cost of acquiring the right to service mortgage loans or the allocated fair value of servicing rights retained on loans originated by the Bank and subsequently sold in the secondary market. Mortgage servicing rights are included in the Consolidated Statement of Financial Condition under the caption “Other Assets.” The activity of mortgage servicing rights and the valuation allowance on mortgage servicing rights for the periods indicated and the ending balances of mortgage servicing rights and the respective fair values at the periods ended are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Beginning balance	$179,860	$136,733	$168,411	$133,787
Mortgage servicing rights retained through loan sales	20,378	9,560	37,131	19,174
Purchases of mortgage servicing rights	8,015	—	14,773	—
Sale of mortgage servicing rights	(9,904)	—	(9,904)	—
Amortization expense	(18,454)	(6,751)	(30,516)	(13,419)
Other items, net	10,503	—	10,503	—

Balance before valuation allowance	190,398	139,542	190,398	139,542

Valuation allowance beginning balance	93,586	19,112	80,058	19,641
Amounts charged to operations	29,793	16,607	43,321	16,078
Sale of mortgage servicing rights	(1,914)	—	(1,914)	—

Valuation allowance ending balance	121,465	35,719	121,465	35,719

Mortgage servicing rights, net of valuation allowance	$68,933	$103,823	$68,933	$103,823

Fair value at the periods ended	$68,933	$104,501	$68,933	$104,501

The Corporation is exposed to interest rate risk relating to the potential decrease in the value of mortgage servicing rights due to increased prepayments on mortgage servicing loans resulting from declining interest rates. As part of its overall strategy to manage the level of exposure to the risk of interest rates adversely affecting the value of mortgage servicing rights, the Corporation uses interest rate floor agreements to protect the fair value of the mortgage servicing rights. These derivatives do not qualify as hedges under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), and therefore, receive a “no hedging” designation. The fair values of the interest rate floor agreements totaled $15,045,000 and $4,748,000, respectively, at June 30, 2003 and 2002.

The following compares the key assumptions used in measuring the fair values of mortgage servicing rights at the periods presented:

	June 30, 2003		June 30, 2002
	Conventional	Governmental	Conventional	Governmental
Fair value	$46,741	$22,192	$55,178	$49,323
Prepayment speed	10.3% - 115.6%	9.4% - 97.7%	6.1% - 69.7%	7.7% - 65.3%
Weighted average prepayment speed	49.7%	42.6%	21.1%	19.9%
Discount rate	9.2% - 11.3%	10.3% - 13.0%	9.5% - 11.6%	11.6% - 12.0%
Weighted average life (in years)	1.9	2.0	4.4	4.6

C.	MORTGAGE BANKING ACTIVITIES (Continued):

Projected amortization expense of the carrying value of the mortgage servicing rights (before reduction for the valuation allowance) for the next five years and thereafter, is estimated as follows:

For the year ended December 31, 2003	$72,905

Less the six months ended June 30, 2003—actual	(30,516)

For the remaining six months for the year ended December 31, 2003	42,389

For the years ended December 31:
2004	60,536
2005	25,634
2006	10,638
2007	5,227
2008 and thereafter	45,974

Total carrying value of mortgage servicing rights before valuation allowance at June 30, 2003	$190,398

Mortgage servicing rights are subject to prepayment risk inherent in the underlying loans that are being serviced. The amortization shown in the preceding table are estimates based on the expected remaining life of the underlying loans and should be analyzed with caution. The actual remaining life could be significantly different due to actual prepayment experience in future periods. In addition, the estimated amortization expense in the preceding table may be offset, in whole or in part, by reversals of the valuation allowance totaling $121,465,000 at June 30, 2003, since the mortgage servicing rights are stated at the lower of amortized cost or fair value.

D.	INTANGIBLE ASSETS:

Intangible assets consist of core value of deposits, goodwill and mortgage servicing rights. See Note C “Mortgage Banking Activities” for activity related to mortgage servicing rights which are included in the Consolidated Statement of Financial Condition under the caption “Other Assets.”

The Corporation adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. Beginning January 1, 2002, goodwill totaling $162,717,000 is no longer amortized to expense but is now evaluated at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss on goodwill has been recognized since the implementation of SFAS No. 142. Identifiable intangible assets continue to be amortized over their useful lives and reviewed for impairment under SFAS No. 142. There were no changes in the amount of goodwill by operating segment for the three and six months ended June 30, 2003.

The net book value of core value of deposits totaling $19,268,000 at June 30, 2003, will be amortized to expense for the remaining six months of 2003 and the next five years is set forth in the following table:

Six months ended December 31, 2003	$2,436

For the years ended December 31:
2004	4,402
2005	3,875
2006	3,233
2007	2,719
2008	2,603

E.	DERIVATIVE FINANCIAL INSTRUMENTS:

The Corporation manages interest rate risk exposure by establishing and maintaining positions in various derivative financial instruments. In May 2003, the Corporation entered into an interest rate cap agreement to hedge against the risk of a potential rise in interest rates. This cap agreement has a $100,000,000 notional amount and matures May 13, 2013. This derivative does not qualify for hedge accounting and is carried at a fair value of $7,140,000 at June 30, 2003. In March 2003, the Corporation entered into an interest swap agreement for which the Corporation pays a variable rate of interest and receives a fixed rate of interest. This swap agreement hedges the exposure to changes in the fair value of certain convertible fixed-rate Federal Home Loan Bank (“FHLB”) advances and qualifies as a fair value hedge. This swap has a $100,000,000 notional amount and matures February 1, 2009.

The following summarizes the position of the Corporation’s derivative financial instruments which qualify for hedge accounting under SFAS No. 133 as of June 30, 2003:

Hedged Item	Hedging Instrument	Type of Hedge	Notional Amount	Fair Value Gain (Loss)

Savings deposits	Interest rate swap agreements (pay fixed, receive variable)	Cash flow	$1,100,000	$(73,599)

Adjustable rate	Interest rate swap agreements
FHLB advances	(pay fixed, receive variable)	Cash flow	1,320,000	(181,992)

Call options embedded in fixed rate
FHLB advances	Swaption agreements	Fair value	1,700,000	29,232

Fixed rate	Interest rate swap agreements
FHLB advances	(pay variable, receive fixed)	Fair value	100,000	7,746

At June 30, 2003, the Corporation also has rate lock commitments to originate mortgage loans, net of estimated fallout, totaling $870,158,000 and mandatory forward sales commitments totaling $1,904,250,000 that are considered to be derivatives under SFAS No. 133. These derivatives are recorded at fair value with changes in fair value reported currently in earnings. A portion of the mandatory forward sales commitments are designated as hedging the changes in fair value of mortgage loans held for sale in the secondary market (“warehouse loans”) in circumstances where the critical terms of the forward sales commitments match the critical terms of the warehouse loans. The recognized gains and losses associated with the forward loan sales and the hedged warehouse loans with matched critical terms offset, resulting in no impact to the Corporation’s earnings. The warehouse loans, which do not have matched critical terms with forward sales commitments, are carried at the lower of cost or market.

The Corporation had call options outstanding with notional amounts totaling $325,000,000 as of June 30, 2003. These call options received a “no hedging” designation, and therefore, are recorded at a fair value of $367,000 at June 30, 2003. The Corporation also had interest rate floor agreements with notional amounts totaling $1,450,000,000 at June 30, 2003. These interest rate floor agreements are used to protect the fair value of mortgage servicing rights. These derivatives also do not qualify as hedges under SFAS No. 133, and therefore, receive a “no hedging” designation and are carried at a fair value of $15,045,000 at June 30, 2003.

F.	COMMITMENTS AND CONTINGENCIES:

The following table presents the Corporation’s outstanding commitments at June 30, 2003, excluding undisbursed portions of loans in process:

Originate and purchase residential mortgage loans	$1,088,882
Originate commercial real estate loans	49,548
Originate consumer, commercial operating and agricultural loans	22,231
Unused lines of credit for commercial and consumer use	340,517

Total	$1,501,178

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

At June 30, 2003, the Corporation had approximately $1,904,250,000 in mandatory forward delivery commitments to sell residential mortgage loans. These mandatory forward sales commitments are used by the Corporation to mitigate the interest rate risk associated with commitments to originate and purchase mortgage loans for sale in the secondary market and funded mortgage loans held for sale in the secondary market.

The Corporation is a guarantor for the obligations of a subsidiary under a lease sale agreement dated December 31, 2000. The maximum potential amount of future payments the Corporation could be required to make under the guarantee is $47,000,000 which is the total purchase price stated in the purchase agreement. The nature of the potential claims for which the Corporation has guaranteed are primarily related to representations and warranties which are customary in the sale of lease assets. The rights of the buyer in the purchase agreement which are covered by the guarantee to make claims against the representations and warranties expire April 9, 2005. There are no terms in the guarantee providing for a limitation to the maximum potential amount of future payments under the guarantee. At June 30, 2003, and December 31, 2002, the Corporation’s outstanding liability for its estimated potential obligation under this guarantee is not material. The guarantee also provides recourse provisions and defines which assets the Corporation could obtain and liquidate under certain conditions of the guarantee.

The Corporation invests in numerous multi-family affordable housing initiatives within its markets. The Corporation is a limited partner in these various community investment properties that are currently not included in the Corporation’s consolidated financial statements. The Corporation receives affordable housing tax credits for these limited partnership investments. Effective July 1, 2003, pursuant to the provisions of accounting Interpretation No. 46 (see Note I), the Corporation will be required to consolidate certain of these partnerships with assets approximating $1,800,000 as of June 30, 2003. The Corporation also has no material potential exposure to loss relative to these partnerships. Based upon management’s initial assessments, the consolidation provisions of accounting Interpretation No. 46 do not appear to apply for the other partnerships. Total assets for these other partnerships were approximately $127,000,000 at June 30, 2003, with the maximum potential exposure to loss from investments in these limited partnerships and unfunded commitments totaling approximately $9,000,000 as of June 30, 2003.

F.	COMMITMENTS AND CONTINGENCIES (continued):

The Corporation is a general partner in, and holds certain limited partner interests in, numerous limited partnerships formed in prior years to provide investment opportunities in real estate ventures for customers of the Bank. It also does not appear that consolidation of these limited partnerships will be required under the provisions of Interpretation No. 46. Assets under the Corporation’s management, which are not included in the accompanying Consolidated Statement of Financial Condition, totaled approximately $19,000,000 as of June 30, 2003. In the unlikely event that all of the assets of these limited partnerships had no value and all other partners failed to meet their obligations, management of the Corporation estimated that its maximum exposure to loss would approximate $32,000,000. This amount represents the total liabilities of the limited partnerships for which the Corporation is a general partner plus the net carrying value of the Corporation’s investments in these entities at June 30, 2003. However, the Corporation expects to recover its recorded investments in these limited partnerships.

The Corporation is subject to a number of lawsuits and claims for various amounts, which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Corporation’s financial position or results of operations.

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

The Bank also assumed a lawsuit in the merger with Mid Continent Bancshares, Inc. (“Mid Continent”) against the United States also relating to a supervisory goodwill claim filed by the former Mid Continent. The Mid-Continent claim was tried in June and July 2003 with post-trial briefing currently underway. The litigation status and process of these legal actions, as well as that of numerous actions brought by others alleging similar claims with respect to supervisory goodwill and regulatory capital credits, make the value of the claims asserted by the Bank (including the Mid Continent claim) uncertain as to their ultimate outcome, and contingent on a number of factors and future events which are beyond the control of the Bank, both as to substance, timing and the dollar amount of damages that may be awarded to the Bank and the Corporation if they finally prevail in this litigation.

On March 25, 1998, the Corporation filed a motion for summary judgment and the United States filed a cross motion for summary judgment on the question of liability for breach of contract. On March 24, 2003, the Corporation received an order from the United States Court of Federal Claims denying its motion for summary judgment seeking to establish liability for breach of contract and granting the United States government’s cross motion concluding that there was no “contract” with respect to the Corporation’s 1987 acquisition of Empire Savings Building and Loan (“Empire”). In the litigation, the Corporation alleged that with respect to its acquisition of Empire, the Federal Home Loan Bank Board promised that $190,000,000 of goodwill (the amount by which Empire’s liabilities exceeded its assets) would be included in the Bank’s regulatory capital as well as the $60,000,000 of preferred stock issued by the Bank to fund the acquisition of Empire. The United States Court of Federal Claims granted the Corporation’s motion for summary judgment and denied the United States government’s cross-motion for summary judgment on the question of liability for breach of contract with respect to the Corporation’s acquisition of the savings deposits of Territory Savings and Loan Association (“Territory”) whereby the Bank accepted a five year $20,000,000 promissory note from the Federal Savings and Loan Insurance Corporation (“FSLIC”) as part of the FSLIC’s payment for the Bank’s assumption of Territory’s savings deposits. The court agreed with the Corporation that the FSLIC had promised that the Bank could include the promissory note in its regulatory capital. On July 22, 2003, the court issued its ruling dismissing the Corporation’s complaint and the Corporation has up to sixty days after July 22, 2003 to file a notice of appeal with the United States Court of Appeals. The Corporation is currently considering its options in light of this ruling.

G.	SEGMENT INFORMATION:

The Corporation’s operations are aligned into four lines of business for management reporting purposes: Commercial Banking, Mortgage Banking, Retail Banking and Treasury. The financial information presented does not necessarily represent the business unit’s results of operations or financial condition as if they were independent companies. This information in the following tables is derived from management’s internal reporting system used to measure the performance of the segments and the Corporation in total. Therefore, the reported results of operations and financial condition by business unit generated from this management reporting system are not in accordance with accounting principles generally accepted in the United States.

The Commercial Banking segment involves the origination of commercial operating, commercial real estate, small business and agricultural loans, as well as indirect lending and commercial and residential construction loans. Also included in this segment is commercial demand deposits, time deposits as well as cash management products and services. Commercial Banking services are offered through the Bank’s branch network, lending offices and the Internet.

The Mortgage Banking segment involves the acquisition of selected correspondent, broker and originated residential mortgage loans and the sale of these mortgage loans to both the secondary mortgage market and the Treasury segment. The Mortgage Banking segment also encompasses the servicing of mortgage loans, as well as the purchase, sale and origination of the associated retained rights to service mortgage loans. Mortgage Banking activities are conducted through the Bank’s branches, loan offices and a nationwide correspondent network of mortgage loan originators.

The Retail Banking segment involves a variety of traditional banking and financial services. Retail Banking gathers consumer deposits for the Bank to fund the Bank’s lending and investment activities. Deposits are obtained by providing a variety of consumer deposit services including consumer checking, savings and certificate of deposit accounts (regular and retirement) and other ancillary deposit related retail banking services including overdraft protection, electronic and telephone bill-payment and cash withdrawals or transfers. Retail Banking provides services to meet the credit needs of consumers through loans for home equity, autos and other secured and unsecured purposes, including credit cards. Retail Banking originates mortgage loans for the purchase of residential property or to refinance existing debt on residential property. Mortgage loans are sold to the Treasury or Mortgage Banking segments. Loan servicing rights related to all mortgage loans originated by Retail Banking are sold to the Mortgage Banking segment. The Retail Banking segment also includes services provided primarily to consumer customers for insurance and securities brokerage services. Retail Banking services are offered and delivered through the Bank’s branch network, automated teller machines, customer support telephone centers and the Internet. The Bank also offers these services through network agency offices located throughout Kansas.

The Treasury segment is responsible for corporate interest rate risk and asset and liability management. Treasury manages the Corporation’s single-family residential mortgage loan portfolio, investment and mortgage-backed securities, wholesale deposits, FHLB advances and all other borrowings as well as valuation adjustments of mortgage servicing rights.

Net interest income is determined by the Corporation’s internal funds transfer pricing system, which calculates each segment’s net interest income contribution based on the type, maturity or repricing characteristics of certain assets and liabilities. The provision for loan losses by segment is based upon the current and historical business cycle loss rates. Total other income consists of revenue directly attributable to each segment and allocations based on segment ownership of certain assets and liabilities. Amortization expense of mortgage servicing rights is charged directly to the Mortgage Banking segment. Actual valuation adjustments to the mortgage servicing rights portfolio are charged directly to the Treasury segment with allocations made to the Mortgage Banking segment related to certain acquisitions of mortgage servicing rights and originations of warehouse mortgage loans. Total other expense consists of direct expenses attributable to each segment and indirect expenses allocated by an activity-based costing system using full absorption. Effective the first quarter of 2003, the net effect of transfer pricing loan and deposit balances, the reconciliation of the provision for loan losses, other income, other expense and income taxes to externally reported balances, and any residual effects of unallocated systems and other support functions are allocated to the Treasury segment. The Treasury segment has been restated to reflect these adjustments for the three and six months ended June 30, 2002.

G.	SEGMENT INFORMATION (continued):

The contribution of the business segments to the consolidated results for the three and six months ended June 30, 2003 and 2002, which are not in accordance with accounting principles generally accepted in the United States, are summarized in the following tables:

	Commercial Banking	Mortgage Banking	Retail Banking	Treasury	Consolidated Total
Three Months Ended June 30, 2003:
Net interest income	$29,258	$13,500	$23,688	$4,656	$71,102
Provision for loan losses	2,457	11	1,677	128	4,273
Total other income (loss)	(4,395)	(9,349)	30,980	19,990	37,226
Total other expense (income)	11,812	11,519	49,605	(327)	72,609

Income (loss) before income taxes	10,594	(7,379)	3,386	24,845	31,446
Income tax provision (benefit)	3,518	(2,620)	1,202	6,644	8,744

Net income (loss)	$7,076	$(4,759)	$2,184	$18,201	$22,702

Total interest and other income	$24,863	$4,151	$54,668	$24,646	$108,328
Intersegment revenue	—	2,441	11,951	18,149
Depreciation and amortization	135	217	2,200	2,308	4,860
Total assets	3,395,118	977,744	1,187,446	7,373,268	12,933,576

Three Months Ended June 30, 2002:
Net interest income	$22,055	$7,861	$28,423	$22,327	$80,666
Provision for loan losses	3,090	103	2,262	85	5,540
Total other income (loss)	863	8,182	23,776	(4,231)	28,590
Total other expense	8,832	8,157	47,326	346	64,661

Income before income taxes	10,996	7,783	2,611	17,665	39,055
Income tax provision	3,849	2,724	914	4,035	11,522

Net income	$7,147	$5,059	$1,697	$13,630	$27,533

Total interest and other income	$22,918	$16,043	$52,199	$18,096	$109,256
Intersegment revenue	—	2,218	3,298	646
Depreciation and amortization	116	170	2,014	2,295	4,595
Total assets	3,051,241	1,145,643	1,328,441	7,649,939	13,175,264

G.	SEGMENT INFORMATION (Continued):

	Commercial Banking	Mortgage Banking	Retail Banking	Treasury	Consolidated Total
Six Months Ended June 30, 2003:
Net interest income	$56,008	$25,984	$47,089	$16,849	$145,930
Provision for loan losses	4,815	22	3,368	3,214	11,419
Total other income (loss)	(7,728)	(14,467)	58,369	33,442	69,616
Total other expense (income)	23,355	22,827	96,438	(1,830)	140,790

Income (loss) before income taxes	20,110	(11,332)	5,652	48,907	63,337
Income tax provision (benefit)	6,652	(4,023)	2,006	12,869	17,504

Net income (loss)	$13,458	$(7,309)	$3,646	$36,038	$45,833

Total interest and other income	$48,280	$11,517	$105,458	$50,291	$215,546
Intersegment revenue	—	5,009	21,993	31,777
Depreciation and amortization	263	438	4,517	4,636	9,854
Total assets	3,395,118	977,744	1,187,446	7,373,268	12,933,576

Six Months Ended June 30, 2002:
Net interest income	$44,675	$13,688	$55,860	$51,026	$165,249
Provision for loan losses	6,137	173	4,471	1,348	12,129
Total other income (loss)	1,676	16,883	47,674	(12,053)	54,180
Total other expense	17,269	16,386	93,603	1,602	128,860

Income before income taxes	22,945	14,012	5,460	36,023	78,440
Income tax provision	8,031	4,904	1,911	8,078	22,924

Net income	$14,914	$9,108	$3,549	$27,945	$55,516

Total interest and other income	$46,351	$30,571	$103,534	$38,973	$219,429
Intersegment revenue	—	5,625	7,765	1,291
Depreciation and amortization	232	246	4,072	4,540	9,090
Total assets	3,051,241	1,145,643	1,328,441	7,649,939	13,175,264

In addition, effective January 1, 2003, the Treasury segment allocates a capital premium charge to the other three segments. This capital premium charge represents the Corporation’s exposure to interest rate risk based on an internal cost of funds rate. The capital premium charge allocated from Treasury to the Commercial Banking, Mortgage Banking and Retail Banking segments is based on each of the respective segment’s average net equity position. This capital premium charge is not reflected in the 2003 results of operations presented above and was not calculated for 2002. The capital premium charge totaling $1,862,000 and $3,696,000, respectively, for the three and six months ended June 30, 2003, was allocated from the Treasury segment to the following segments:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Commercial Banking segment	$1,208	$2,400
Mortgage Banking segment	401	789
Retail Banking segment	253	507

	$1,862	$3,696

H.	REGULATORY CAPITAL:

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following table. Prompt corrective action provisions pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for prompt corrective action provisions under FDICIA, the Bank must maintain certain minimum capital ratios as set forth below. At June 30, 2003, the Bank exceeded the minimum requirements for the well-capitalized category.

The following presents the Bank’s regulatory capital levels and ratios relative to its respective minimum capital requirements as of June 30, 2003:

	Actual Capital		Required Capital
	Amount	Ratio	Amount	Ratio
OTS capital adequacy:
Tangible capital	$784,326	6.17%	$190,696	1.50%
Core capital	777,933	6.12	381,200	3.00
Risk-based capital	913,088	11.55	632,340	8.00
FDICIA regulations to be classified well-capitalized:
Tier 1 leverage capital	777,933	6.12	635,334	5.00
Tier 1 risk-based capital	777,933	9.84	474,255	6.00
Total risk-based capital	913,088	11.55	790,425	10.00

The most recent notification from the OTS categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank’s classification.

I.	CURRENT ACCOUNTING PRONOUNCEMENTS:

Effective January 1, 2003, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). The provisions of this statement require entities to record the fair value of a liability for an asset retirement obligation in the period that it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for its recorded amount or incurs a gain or loss. The adoption of SFAS No. 143 had no effect on the Corporation’s financial position, liquidity or results of operations.

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

Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities “ (“SFAS No. 146”) became effective January 1, 2003, for the Corporation. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between this statement and EITF Issue No. 94-3 relates to the requirement under SFAS No. 146 that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion in this statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs pursuant to EITF Issue No. 94-3 and establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement had no effect on the Corporation’s financial position, liquidity or results of operations.

Effective January 1, 2003, the initial recognition and measurement provisions of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” applied to the Corporation. This Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation also identifies several situations where the recognition of a liability at inception for a guarantor’s obligation is not required. The Interpretation expands on the accounting guidance of SFAS No. 5 “Accounting for Contingencies,” SFAS No. 57 “Related Party Disclosures” and SFAS No. 107 “Disclosures about Fair Value of Financial Instruments.” The Interpretation also incorporates, without change, the provisions of Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which it superseded. The adoption of this Interpretation did not have a material effect on the Corporation’s financial position, liquidity or results of operations.

I.	CURRENT ACCOUNTING PRONOUNCEMENTS (Continued):

In January 2003, FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” was issued. This Interpretation was issued in an effort to improve existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in other activities on behalf of another company. The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. Previously, one company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interest. Interpretation No. 46 changes that consolidation process by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. To further assist financial statement users in assessing a company’s risks, the Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Management of the Corporation continues to evaluate the provisions of Interpretation No. 46. Based upon initial assessments, it appears that the Corporation is required to consolidate effective July 1, 2003, certain affordable housing partnerships for which it owns a limited partner interest. Total assets of those partnerships approximate $1,800,000 with no potential exposure to loss to the Corporation related to these partnerships. See Note F “Commitments and Contingencies” for additional information on these partnerships and the additional disclosure requirements pursuant to Interpretation No. 46.

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

Effective May 15, 2003, Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”) was issued. This statement provides new accounting treatment for certain financial instruments that could be accounted for as equity under previous guidance. This statement now requires that those instruments be classified as liabilities. The instruments are generally mandatorily redeemable shares, put options and forward purchase contracts on the issuer’s equity shares, and certain obligations that the issuer could settle with a variable number of its equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, or as of July 1, 2003, for the Corporation. The adoption of this statement had no effect on the Corporation’s financial position, liquidity or results of operations.

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

CRITICAL ACCOUNTING POLICIES:

The Corporation’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of June 30, 2003, remain unchanged from December 31, 2002. These policies are allowance for losses on loans, mortgage servicing rights and derivative financial instruments. Disclosure on these critical accounting policies is incorporated by reference under Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s Annual Report on Form 10-K for the Corporation’s year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES:

Parent Company Only Liquidity and Capital Resources:

The Corporation manages its liquidity at both the parent company and subsidiary levels. The principal asset of Commercial Federal Corporation (the “parent company”) is its investment in the capital stock of the Bank. Since the parent company does not generate any significant revenues independent of the Bank, the parent company’s liquidity is dependent on the extent to which it receives cash distributions from the Bank. The Bank’s ability to pay cash distributions to the parent company is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Capital distribution regulations of the Office of Thrift Supervision (“OTS”), as defined, allow the Bank to pay capital distributions during a calendar year upon notice to the OTS. These capital distributions are limited to the sum of 100% of the Bank’s retained net income (defined as net income determined in accordance with generally accepted accounting principles less total capital distributions declared) for the current calendar year plus the Bank’s retained net income for the preceding two calendar years. Capital distributions in excess of the Bank’s retained net income require the submission of an application for approval from the OTS. At June 30, 2003, the Bank’s total distributions exceeded its retained income by $43.0 million under this regulation thereby requiring the Bank to file an application with the OTS for any capital distribution.

At June 30, 2003, the cash of the parent company totaled $7.6 million. Due to the parent company’s limited independent operations, the parent company’s ability to make future interest and principal payments on its debt totaling $111.0 million at June 30, 2003, is dependent upon its receipt of cash distributions from the Bank. During the three months ended March 31, 2003, the parent company did not receive any cash distributions from the Bank. During the three months ended June 30, 2003, the parent company received a cash distribution totaling $10.0 million from the Bank for:

•	the quarterly common stock cash dividend totaling $4.4 million for shareholders of record on June 26, 2003, paid by the parent company on July 10, 2003,

•	the quarterly principal payment totaling $2.3 million due June 30, 2003, on the parent company’s five-year term note due December 31, 2007,

•	interest payments totaling $1.2 million due June 30, 2003, on the parent company’s debt, and

•	the financing of common stock repurchases by the parent company totaling $2.1 million.

On July 24, 2003, the Board of Directors of the Bank declared a $60.0 million cash distribution, subject to OTS approval, payable to the parent company on or after August 8, 2003. The parent company intends to use these funds to (i) finance its common stock repurchases, (ii) pay its interest and principal obligations on its debt for the quarter ended September 30, 2003, and (iii) pay the quarterly common stock cash dividend to shareholders for September 2003.

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

Consolidated Liquidity and Capital Resources:

The Corporation’s primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the FHLB and (iv) cash generated from operations. Net cash flows used by operating activities totaled $197.7 million and $232.6 million, respectively, for the six months ended June 30, 2003 and 2002. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans.

Net cash flows provided by investing activities totaled $402.4 million for the six months ended June 30, 2003, compared to net cash flows totaling $39.1 million used by investing activities for the six months ended June 30, 2002. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities, (ii) the purchases and origination of loans held for investment and (iii) the purchases and sales of mortgage-backed and investment securities. During the six months ended June 30, 2003, the Corporation sold available-for-sale securities totaling $772.9 million resulting in pre-tax gains of $53.5 million. As part of management’s strategy to manage the risk associated with the Corporation’s mortgage servicing rights portfolio due to decreases in mortgage interest rates, the gain on the sale of these available-for-sale securities was recognized to help offset (i) the valuation adjustment loss totaling $43.3 million in the mortgage servicing rights portfolio for the six months ended June 30, 2003, and (ii) the excess amortization of mortgage servicing rights over normalized levels due to the acceleration of mortgage loan pay-downs. During the six months ended June 30, 2002, the Corporation sold investment and mortgage-backed securities totaling $743.0 million resulting in pre-tax gains of $8.5 million. This gain on the sale of these securities was recognized primarily to partially offset the valuation adjustment loss totaling $16.1 million in the mortgage servicing rights portfolio for the six months ended June 30, 2002.

Net cash flows used by financing activities totaled $156.8 million for the six months ended June 30, 2003, compared to net cash flows provided by financing activities totaled $223.9 million for the six months ended June 30, 2002. Advances from the FHLB and deposits have been the primary sources to provide for the Corporation’s funding needs during each of the periods presented. The Corporation experienced a net increase in deposits totaling $329.3 million for the six months ended June 30, 2003, compared to a net decrease of $153.2 million for the six months ended June 30, 2002. The net increase in deposits for the six months ended June 30, 2003, is primarily due to net increases in checking and money market accounts totaling $244.2 million and $218.0 million, respectively, partially offset by a net decrease of $125.5 million in savings accounts. The net increase in checking accounts is primarily attributable to an increase in escrow custodial accounts totaling $111.0 million attributable to increases in loans serviced for other institutions. The net decrease in deposits for the six months ended June 30, 2002, is due to the run-off in the higher costing certificates of deposit portfolio pursuant to the Corporation’s business strategy. The net reduction in FHLB advances totaling $412.7 million at June 30, 2003, compared to December 31, 2002, is primarily due to scheduled maturity repayments totaling $1.4 billion for the first six months of 2003 partially offset by the take-down of new advances totaling $946.0 million. In the first quarter of 2003, the Corporation entered into an interest rate swap agreement for a notional amount of $100.0 million at a cost of $4.8 million. In May 2003, the Corporation entered into an interest rate cap agreement for a notional amount of $100.0 million at a cost of $7.0 million. During the six months ended June 30, 2002, the Corporation purchased $700.0 million in notional amount of swaptions at a cost of $34.3 million to hedge the call option on $700.0 million of fixed-rate FHLB advances that were convertible into adjustable-rate advances at the option of the Federal Home Loan Bank. During the three and six months ended June 30, 2003, the Corporation repurchased 875,500 shares and 1,339,900 shares of its common stock at a cost of $18.9 million and $29.1 million, respectively. These repurchases were under the Board of Directors authorization as of November 25, 2002, to repurchase up to 5,000,000 shares no later than June 30, 2004. At June 30, 2003, there were 3,660,100 shares of common stock of the Corporation left to repurchase under this November 2002 authorization. During the six months ended June 2002, the Corporation repurchased shares of its common stock at a cost of $19.5 million.

LIQUIDITY AND CAPITAL RESOURCES (Continued):

Contractual Obligations and Other Commitments:

Through the normal course of operations, the Corporation enters into certain contractual obligations and other commitments. These obligations generally relate to funding of operations through debt issuances as well as leases for premises and equipment. As a financial institution, the Corporation routinely enters into commitments to extend credit, including loan commitments and standby letters of credit. These commitments are generally expected to settle within three months following June 30, 2003. These outstanding loan commitments to extend credit in order to originate loans or fund commercial and consumer lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. Such commitments are subject to the same credit policies and approval processes accorded to loans made by the Corporation. Mortgage loan commitments include loans in the process of approval for which the Corporation has rate lock commitments. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described.

The following presents the Corporation’s outstanding commitments at June 30, 2003:

(In Thousands)
To fund and purchase:
Single-family fixed-rate mortgage loans	$810,027
Single-family adjustable-rate mortgage loans	278,855
Commercial real estate fixed-rate loans	19,090
Commerical real estate adjustable-rate loans	30,458
Consumer, commercial operating and agricultural loans	22,231
Consumer unused lines of credit	235,756
Commercial unused lines of credit	104,761

Totals—commitments to fund and purchase	$1,501,178

Mandatory forward delivery commitments to sell residential mortgage loans	$1,904,250

The following presents the Corporation’s contractual obligations at June 30, 2003:

	Long-Term Debt	Lease Obligations	Total
	(In Thousands)
Due June 30:
2004	$21,456	$6,401	$27,857
2005	9,400	4,787	14,187
2006	9,400	3,615	13,015
2007	131,125	2,829	133,954
2008	151,700	2,281	153,981
2009 and thereafter	250,000	19,147	269,147

Totals	$573,081	$39,060	$612,141

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

OPERATING RESULTS BY SEGMENT:

See Note G to these Condensed Consolidated Financial Statements for additional information on the Corporation’s lines of business including tabular results of operations for the three and six months ended June 30, 2003 and 2002. Results of operations for each business unit is derived from management’s internal reporting system used to measure the performance of the segments and the Corporation in total. The reported results of operations and financial condition by business unit from this management reporting system are not in accordance with accounting principles generally accepted in the United States.

Commercial Banking:

The Commercial Banking segment reported net income of $7.1 million and $13.5 million, respectively, for the three and six months ended June 30, 2003, compared to $7.1 million and $14.9 million, respectively, for the three and six months ended June 30, 2002. Net interest income increased $7.2 million and $11.3 million for the three and six months ended June 30, 2003, compared to the 2002 periods. The increase in net interest income is due primarily to the increase in the average balance of the commercial loan portfolio during 2003 over the respective 2002 periods. The provision for loan losses decreased $633,000 and $1.3 million for the three and six months ended June 30, 2003, compared to the respective 2002 periods. The decrease comparing the three and six month periods is primarily due to a reduction in commercial loan net charge-offs. Total other income decreased $5.3 million and $9.4 million for the three and six months ended June 30, 2003, compared to the respective 2002 periods primarily due to the Treasury segment charging the Commercial Banking segment loan prepayment fees totaling $6.8 million and $12.0 million, respectively, on the commercial loans paying in full before maturity. This intersegment charge was implemented in 2003. Total other expense increased $3.0 million and $6.1 million for the three and six months ended June 30, 2003, compared to the 2002 periods primarily due to increased production incentive bonuses and more full-time equivalent employees at June 30, 2003, compared to 2002.

Mortgage Banking:

The Mortgage Banking segment reported net losses of $4.8 million and $7.3 million, respectively, for the three and six months ended June 30, 2003, compared to net income of $5.1 million and $9.1 million, respectively, for the three and six months ended June 30, 2002. Net interest income increased $5.6 million and $12.3 million for the three and six months ended June 30, 2003, compared to the three and six months ended June 30, 2002. This increase in net interest income comparing the respective periods is primarily due to an increase in the credit the Mortgage Banking segment received in the 2003 periods compared to 2002 from increases in its custodial cash earnings that are computed using an internal cost of funds rate. The custodial cash earnings increased comparing the respective periods due to increases in escrow balances primarily from the purchases of loan servicing portfolios in the second half of 2002 totaling $1.9 billion and mortgage refinancing activity. Total other income decreased $17.5 million and $31.4 million for the three and six months ended June 30, 2003, compared to 2002 primarily due to increases of $8.4 million and $14.0 million, respectively, in amortization expense of mortgage servicing rights in the 2003 periods compared to 2002, intersegment charges of $3.6 million and $7.0 million, respectively, from Treasury on the valuation adjustment for impairment of the mortgage servicing rights recorded during the 2003 periods and intersegment charges of $3.6 million and $7.0 million from the Retail Banking segment for its origination of higher-yielding residential mortgage loans during the 2003 periods. These decreases to total other income were partially offset by increased net gains of $4.1 million and $6.1 million, respectively, on the sales of warehouse loans comparing the respective periods. Total other expense increased $3.4 million and $6.4 million for the three and six months ended June 30, 2003, compared to the respective 2002 periods due to increased loan origination costs from mortgage refinancing activity and servicing costs primarily due to increased payoffs of mortgage loans.

OPERATING RESULTS BY SEGMENT (Continued):

Retail Banking:

The Retail Banking segment reported net income of $2.2 million and $3.6 million, respectively, for the three and six months ended June 30, 2003, compared to $1.7 million and $3.5 million, respectively, for the three and six months ended June 30, 2002. Net interest income decreased $4.7 million and $8.8 million for the three and six months ended June 30, 2003, compared to the 2002 periods. The decrease in net interest income is primarily due to lower rates on consumer and home equity loans comparing the respective periods and less income earned on funds provided by deposits. The provision for loan losses decreased $585,000 and $1.1 million for the three and six months ended June 30, 2003, compared to the 2002 periods. Total other income increased $7.2 million and $10.7 million for the three and six months ended June 30, 2003, compared to the 2002 periods. This increase in total other income is primarily due to the intersegment revenue allocation from Mortgage Banking for the Retail Banking segment’s origination of residential mortgage loans at higher than market rates during the 2003 periods and increased fees generated in the 2003 periods compared to 2002 from increases in nonsufficient fund and overdraft fees and debit and credit card fees due to increased dollar amounts of transactions and the number of accounts comparing the respective periods. Total other expense increased $2.3 million and $2.8 million for the three and six months ended June 30, 2003, compared to the three and six months ended June 30, 2002 due primarily to incentive pay based on higher mortgage volume, full branch staffing and the cash back rebate program on credit and debit card purchases, which increased 2003 expenses.

Treasury:

The Treasury segment reported net income of $18.2 million and $36.0 million for the three and six months ended June 30, 2003 compared to $13.6 million and $27.9 million for the three and six months ended June 30, 2002. Net interest income decreased $17.7 million and $34.2 million for the three and six months ended June 30, 2003, compared to the 2002 periods. This decrease is due primarily to the lower yields earned on the Treasury segment’s total interest-earning assets portfolio and a reduction in the average size of the portfolio comparing the respective periods. The provision for loan losses increased $43,000 and $1.9 million for the three and six months ended June 30, 2003, compared to the 2002 periods due to a higher balance of loans held and a corresponding increase in inherent risk of loan losses in the Treasury segment comparing the respective periods. Total other income was $20.0 million and $33.4 million for the three and six months ended June 30, 2003, compared to losses of $4.2 million and $12.1 million, respectively, for the three and six month periods for 2002. This increase in total other income comparing the respective periods is due to net gains on the sales of securities and changes in fair values of derivatives totaling $39.1 million and $58.1 million for the 2003 periods compared to gains totaling $3.5 million and $7.0 million for the 2002 periods. The 2003 increases over 2002 are also due to intersegment loan prepayment fees totaling $6.7 million and $11.9 million, respectively, generated from the Commercial Banking segment (which was implemented in 2003) and the intersegment revenue totaling $10.6 million and $18.4 million, respectively, from the Mortgage Banking and Retail Banking segments (also implemented in 2003) based on the allocated portion of the immediate impairment of the mortgage servicing rights recorded during the 2003 periods. These increases to total other income were partially offset by the actual $29.8 million and $43.3 million valuation adjustment for impairment of the mortgage servicing rights recorded during the 2003 periods resulting in a net charge to Treasury related to the impairment of mortgage servicing rights of $19.2 million and $24.9 million for the three and six month periods, respectively. Total other expense for the three and six months ended June 30, 2003, are net credit balances of $327,000 and $1.8 million compared to $346,000 and $1.6 million in expense for the three and six months ended June 30, 2002.

CONSOLIDATED RESULTS OF OPERATIONS:

Net income for the three and six months ended June 30, 2003, continues to reflect the compression on net interest income and the increased amortization and valuation adjustment losses on mortgage servicing rights as a result of lower interest rates and significantly high levels of loan prepayments. Net income also reflects increased gains on the sale of securities recognized to strategically offset the increased mortgage servicing rights amortization and valuation adjustment losses. Increased levels of residential mortgage loan production contributed to higher expenses as consumers took advantage of lower interest rates to refinance or originate mortgage loans.

Net income for the three months ended June 30, 2003, was $22.7 million, or $.51 per basic and diluted share, compared to net income of $27.5 million, or $.60 per diluted share ($.61 per basic share), for the three months ended June 30, 2002. The decrease in net income comparing the respective quarters is primarily due to a decrease of $9.6 million in net interest income and an increase of $8.0 million in general and administrative expenses. These decreases to net income were partially offset by an increase of $8.6 million in total other income, a decrease of $2.8 million in the provision for income taxes and a decrease of $1.3 million in the provision for loans losses.

Net income for the six months ended June 30, 2003, was $45.8 million, or $1.02 per diluted share ($1.03 per basic share), compared to net income of $55.5 million, or $1.21 per diluted share ($1.22 per basic share), for the six months ended June 30, 2002. The decrease in net income comparing the six month periods is primarily due to a decrease of $19.3 million in net interest income and an increase of $12.1 million in general and administrative expenses. Partially offsetting these decreases to net income was an increase of $15.4 million in total other income, a decrease of $5.4 million in the provision for income taxes and a decrease of $710,000 in the provision for loan losses.

Net Interest Income:

Net interest income totaled $71.1 million for the three months ended June 30, 2003, compared to $80.7 million for the three months ended June 30, 2002, a decrease of $9.6 million, or 11.9%. During the three months ended June 30, 2003 and 2002, interest rate spreads were 2.46% and 2.82%, respectively, a decrease of 36 basis points comparing periods; and the net yield on interest-earning assets was 2.40% and 2.76%, respectively, a decrease of 36 basis points. The decrease in the interest rate spreads comparing the respective periods is due primarily to an 88 basis point decrease in the yield received on interest-earning assets partially offset by a 52 basis point decline in the rate incurred on interest-bearing liabilities. Total interest income decreased $23.3 million comparing the three months ended June 30, 2003 to 2002 due to the lower yields on interest-earning assets, partially offset by the net increase in the average balance of interest-earning assets totaling $165.8 million over the same time periods. Total interest expense decreased approximately $13.7 million over the same three-month periods primarily due to the lower costs of funds.

Net interest income totaled $145.9 million for the six months ended June 30, 2003, compared to $165.2 million for the six months ended June 30, 2002, a decrease of $19.3 million, or 11.7%. During the six months ended June 30, 2003 and 2002, interest rate spreads were 2.51% and 2.88%, respectively, a decrease of 37 basis points comparing periods; and the net yield on interest-earning assets was 2.46% and 2.83%, respectively, a decrease of 37 basis points comparing periods. The decrease in the interest rate spreads comparing the respective periods is due primarily to an 87 basis point decrease in the yield received on interest-earning assets partially offset by a 50 basis point decline in the rate incurred on interest-bearing liabilities. Total interest income decreased $44.9 million comparing the six months ended June 30, 2003 to 2002 due to the lower yields on interest-earning assets, partially offset by the net increase in the average balance of interest-earning assets totaling $182.8 million over the same time periods. Total interest expense decreased approximately $25.6 million over the same six-month periods due to the lower costs of funds, partially offset by the net increase in the average balance of interest-bearing liabilities totaling $211.3 million over the same time periods. This increase in the average balance of interest-bearing liabilities is attributable to core deposits increasing $384.3 million comparing the respective periods but with a lower cost of funds rate (2.16% for the six months ended June 30, 2003, compared to 2.52% for the 2002 six months).

Effective June 25, 2003, the federal funds rate was reduced 25 basis points to 1.00%, a 45-year low. The federal funds rate was 1.75% at June 30, 2002. Net interest income decreased for the three and six months ended June 30, 2003, compared to the respective 2002 periods, due to the low interest rate environment in which earning assets have been contractually repricing downward or have been replaced with lower-yielding loans and investments. Partially offsetting the decrease in interest income generated from the interest-earning assets was the downward repricing of interest-bearing liabilities, although at a slower rate than the repricing of earning assets, which is also attributable to the lower interest rate environment comparing the respective periods.

Net Interest Income (Continued):

Based on the current low interest rate environment, management anticipates a moderate decrease in the interest rate spread through 2003. However, the future trend in interest rate spreads and net interest income will be dependent upon and influenced by changes in and levels of both short-term and long-term market interest rates, loan prepayment volumes and other factors such as the composition and size of the Corporation’s interest-earning assets and interest-bearing liabilities, the interest rate risk exposure of the Corporation and the maturity and repricing activity of interest-sensitive assets and liabilities.

The following table presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, and average yields earned on interest-earning assets and average rates incurred on interest-bearing liabilities during the three months ended June 30, 2003 and 2002. This table includes nonaccruing loans averaging $68.7 million and $67.2 million for the three months ended June 30, 2003 and 2002, respectively, as interest-earning assets at a yield of zero percent:

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
(Dollars in Thousands)	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
Interest-earning assets:
Loans	$8,902,699	$140,401	6.31%	$8,447,815	$150,037	7.11%
Mortgage-backed securities	1,414,739	12,638	3.57	1,834,009	23,806	5.19
Investments	1,552,076	16,846	4.34	1,421,861	19,328	5.44

Interest-earning assets	11,869,514	169,885	5.73	11,703,685	193,171	6.61

Interest-bearing liabilities:
Core deposits (1) (2)	3,957,256	20,932	2.12	3,349,243	20,778	2.49
Certificates of deposit	2,773,380	18,042	2.61	2,907,709	24,205	3.34
Advances from FHLB (3)	4,730,946	54,772	4.58	4,965,734	60,611	4.83
Securities sold under agreements to repurchase	400,464	3,145	3.11	401,802	3,972	3.91
Other borrowings	170,107	1,892	4.45	190,776	2,939	6.16

Interest-bearing liabilities	12,032,153	98,783	3.27	11,815,264	112,505	3.79

Net earnings balance	$(162,639)			$(111,579)

Net interest income		$71,102			$80,666

Net interest rate spread			2.46%			2.82%

Net annualized yield on interest-earning assets			2.40%			2.76%

(1)	Core deposits consist of savings accounts, checking accounts and money market accounts.
(2)	Includes interest expense incurred on interest rate swap agreements totaling $13.1 million and $12.6 million, respectively, for the three months ended June 30, 2003 and 2002.
(3)	Includes interest expense incurred on interest rate swap and swaption agreements totaling $19.1 million and $16.2 million, respectively, for the three months ended June 30, 2003 and 2002.

Net Interest Income (Continued):

During the three months ended June 30, 2003, the Corporation’s interest-bearing liabilities exceeded its interest-earning assets, resulting in a negative average net earnings balance of $162.6 million. The Corporation’s average net earnings balance decreased $51.1 million during the quarter ended June 30, 2003, compared to the quarter ended June 30, 2002. This decrease in the net average earnings balance comparing these respective periods is primarily due to cash outlays over the last twelve months on the Corporation’s repurchases of its common stock, Federal income tax payments and the purchase of interest rate cap and floor agreements.

The following table presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, and average yields earned on interest-earning assets and average rates incurred on interest-bearing liabilities during the six months ended June 30, 2003 and 2002. This table includes nonaccruing loans averaging $70.6 million and $73.7 million for the six months ended June 30, 2003 and 2002, respectively, as interest-earning assets at a yield of zero percent:

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
(Dollars in Thousands)	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
Interest-earning assets:
Loans	$8,786,028	$282,752	6.45%	$8,414,758	$302,076	7.19%
Mortgage-backed securities	1,499,244	29,085	3.88	1,833,082	50,664	5.53
Investments	1,562,273	34,422	4.41	1,416,914	38,447	5.43

Interest-earning assets	11,847,545	346,259	5.85	11,664,754	391,187	6.72

Interest-bearing liabilities:
Core deposits (1) (2)	3,786,586	40,624	2.16	3,402,285	42,451	2.52
Certificates of deposit	2,812,390	37,964	2.72	2,882,788	51,336	3.59
Advances from FHLB (3)	4,818,005	111,692	4.61	4,931,869	119,505	4.82
Securities sold under agreements to repurchase	400,514	6,350	3.15	306,330	6,192	4.02
Other borrowings	172,485	3,699	4.29	255,436	6,454	5.05

Interest-bearing liabilities	11,989,980	200,329	3.34	11,778,708	225,938	3.84

Net earnings balance	$(142,435)			$(113,954)

Net interest income		$145,930			$165,249

Net interest rate spread			2.51%			2.88%

Net annualized yield on interest-earning assets			2.46%			2.83%

(1)	Core deposits consist of savings accounts, checking accounts and money market accounts.
(2)	Includes interest expense incurred on interest rate swap agreements totaling $25.7 million and $24.4 million, respectively, for the six months ended June 30, 2003 and 2002.
(3)	Includes interest expense incurred on interest rate swap and swaption agreements totaling $38.8 million and $30.8 million, respectively, for the six months ended June 30, 2003 and 2002.

Net Interest Income (Continued):

During the six months ended June 30, 2003, the Corporation’s interest-bearing liabilities exceeded its interest-earning assets, resulting in a negative average net earnings balance of $142.4 million. The Corporation’s average net earnings balance decreased $28.5 million during the six months ended June 30, 2003, compared to the six months ended June 30, 2002. This decrease in the net average earnings balance comparing these respective periods is primarily due to cash outlays over the last twelve months on the Corporation’s repurchases of its common stock, Federal income tax payments and the purchase of interest rate cap and floor agreements.

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

	Three Months Ended June 30, 2003 Compared to June 30, 2002 Increase (Decrease) Due to			Six Months Ended June 30, 2003 Compared to June 30, 2002 Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$7,758	$(17,394)	$(9,636)	$12,928	$(32,252)	$(19,324)
Mortgage-backed securities	(4,724)	(6,444)	(11,168)	(8,184)	(13,395)	(21,579)
Investments	1,658	(4,140)	(2,482)	3,682	(7,707)	(4,025)

Interest income	4,692	(27,978)	(23,286)	8,426	(53,354)	(44,928)

Interest expense:
Core deposits (1)	3,465	(3,311)	154	4,495	(6,322)	(1,827)
Certificates of deposit	(1,075)	(5,088)	(6,163)	(1,226)	(12,146)	(13,372)
Advances from FHLB	(2,795)	(3,044)	(5,839)	(2,718)	(5,095)	(7,813)
Securities sold under agreements to repurchase	(13)	(814)	(827)	1,662	(1,504)	158
Other borrowings	(293)	(754)	(1,047)	(1,880)	(875)	(2,755)

Interest expense	(711)	(13,011)	(13,722)	333	(25,942)	(25,609)

Effect on net interest income	$5,403	$(14,967)	$(9,564)	$8,093	$(27,412)	$(19,319)

(1)	Core deposits consist of savings accounts, checking accounts and money market accounts.

Provision for Loan Losses:

The Corporation recorded loan loss provisions totaling $4.3 million and $11.4 million, respectively, for the three and six months ended June 30, 2003, compared to $5.5 million and $12.1 million, respectively, for the three and six months ended June 30, 2002. These provisions for loan losses brings the Corporation’s allowance for loan losses to a level deemed adequate by management. An analysis of the allowance for losses on loans is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2003	2002	2003	2002
Beginning balance	$108,920	$102,581	$106,291	$102,451
Provision charged to operations	4,273	5,540	11,419	12,129
Charge-offs	(6,003)	(5,805)	(13,298)	(13,807)
Recoveries	1,582	1,722	4,392	3,294
Change in estimate of allowance for bulk purchased loans	(32)	(37)	(64)	(66)

Ending balance	$108,740	$104,001	$108,740	$104,001

Net loans charged-off totaled $4.4 million for the three months ended June 30, 2003, compared to $4.1 million for the three months ended June 30, 2002. Net loans charged-off totaled $8.9 million for the six months ended June 30, 2003, compared to $10.5 million for the six months ended June 30, 2002. Net charge-offs are lower for the six months ended June 30, 2003 compared to 2002 primarily due to the recovery of a commercial operating loan totaling $1.2 million in the first quarter of 2003.

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

Provision for Loan Losses (continued):

Nonperforming assets are monitored on a regular basis by the Corporation’s internal credit review and problem asset teams. Nonperforming assets are summarized as of the dates indicated:

(Dollars in Thousands)	June 30, 2003	December 31, 2002
Nonperforming loans:
Residential real estate	$42,122	$46,394
Commercial real estate	12,752	17,890
Consumer, commercial operating and other loans	7,034	8,130

Total nonperforming loans	61,908	72,414

Foreclosed real estate:
Commercial	6,562	2,550
Residential (includes residential development property in Nevada)	36,438	37,458

Total foreclosed real estate	43,000	40,008

Troubled debt restructurings—commercial	4,961	1,547

Total nonperforming assets	$109,869	$113,969

Nonperforming loans to total loans (excluding loans held for sale)	.79%	.93%
Nonperforming assets to total assets	.85%	.87%

Total allowance for loan losses	$108,740	$106,291

Allowance for loan losses to:
Total loans (excluding loans held for sale)	1.38%	1.36%
Total nonperforming assets	98.97%	93.26%
Total nonperforming loans	175.65%	146.78%
Nonresidential nonperforming assets	347.31%	352.93%

Nonperforming loans at June 30, 2003, decreased $10.5 million compared to December 31, 2002, primarily due to (i) net decreases in residential loans totaling $9.6 million partially offset by net increases of $5.3 million in the residential construction loan portfolio, (ii) net decreases in commercial real estate loans totaling $6.9 million offset by net increases of $1.8 million in commercial construction loans, and (iii) net decreases of $1.7 million in consumer and other loans partially offset by a net increase of $703,000 in commercial operating loans. The $3.0 million net increase in foreclosed real estate at June 30, 2003, compared to December 31, 2002, is due to the foreclosure of ten commercial properties totaling $5.7 million partially offset by the sale of six commercial properties totaling $1.4 million and net decreases in residential real estate totaling $1.0 million. The $3.4 million increase in troubled debt restructurings at June 30, 2003, compared to December 31, 2002, is due to the restructuring of one commercial real estate loan during the March 2003 quarter.

Retail Fees and Charges:

Retail fees and charges totaled $15.0 million and $28.5 million, respectively, for the three and six months ended June 30, 2003, compared to $13.9 million and $26.3 million, respectively, for the three and six months ended June 30, 2002. The major components of retail fees and charges are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2003	2002	2003	2002
Nonsufficient fund charges and overdraft fees	$8,579	$7,791	$16,181	$14,565
Service charges	2,899	3,141	5,609	6,154
Debit and credit card fees, net	2,409	1,927	4,437	3,420
Transaction fees and other	1,122	1,054	2,285	2,182

Retail fees and charges	$15,009	$13,913	$28,512	$26,321

The net increases in nonsufficient fund and overdraft fees totaling $788,000 and $1.6 million, respectively, comparing the 2003 three and six month periods to the respective 2002 periods are due primarily to increases in transaction volumes and the number of checking accounts. The increases in debit and credit card fees totaling $482,000 and $1.0 million, respectively, for the 2003 three and six month periods over the respective 2002 periods are due to increases in the number of accounts and the dollar amounts of transactions comparing the respective periods.

Loan Servicing Fees and Mortgage Servicing Rights Valuation Adjustment:

The major components of loan servicing fees for the periods indicated and the amount of loans serviced for other institutions are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2003	2002	2003	2002
Revenue from loan servicing fees	$10,201	$8,007	$19,423	$15,909
Revenue from late loan payment fees	1,757	1,563	3,572	3,165
Amortization of mortgage servicing rights	(18,454)	(6,751)	(30,516)	(13,419)

Loan servicing fees, net	$(6,496)	$2,819	$(7,521)	$5,655

Valuation adjustments for impairment	$(29,793)	$(16,607)	$(43,321)	$(16,078)

Loans serviced for other institutions at June 30			$11,864,111	$9,652,792

The net increase in revenue from loan servicing fees comparing the respective three and six month periods of 2003 to 2002 is due to a higher average balance of mortgage loans serviced for others. The increases in amortization expense of mortgage servicing rights reflects increases in loan prepayments due to the lower interest rate environments comparing the respective periods. The amount of amortization expense of mortgage servicing rights is determined, in part, by the estimated future balance of the underlying mortgage loan servicing portfolio which is impacted by the rate of mortgage loan pay-downs.

The fair value of the Corporation’s loan servicing portfolio decreases as mortgage interest rates decline and loan prepayments increase. Conversely, the value of the Corporation’s loan servicing portfolio will increase as mortgage interest rates rise. The negative effect on the Corporation’s income caused by a decrease in the fair value of the loan servicing portfolio in a declining interest rate environment would be offset, in part, by increased revenue from loan servicing fees attributable to new loan originations, which historically increase in periods of declining mortgage interest rates. Valuation adjustments totaling $29.8 million and $43.3 million, respectively, in impairment losses were also recorded during the three and six months ended June 30, 2003, as a reduction of the carrying amount of the mortgage servicing rights portfolio. This compares to valuation adjustments totaling $16.6 million and $16.1 million recorded during the three and six months ended June 30, 2002. Changes in the valuation allowance are due to increases or decreases in estimated loan prepayment speeds resulting from changes in interest rates. At June 30, 2003, the valuation allowance on the mortgage servicing rights portfolio totaled $121.5 million compared to $35.7 million at June 30, 2002, reflecting the increase in estimated loan prepayment speeds.

During the second quarter of 2003, the Corporation sold the servicing rights relating to $509.9 million of loans serviced for other institutions. The Corporation will continue to service these loans with the transfer of the servicing to the seller to be completed by September 30, 2003.

Gain on Sales of Securities and Changes in Fair Values of Derivatives, Net:

During the three and six months ended June 30, 2003 and 2002, the following transactions were recorded:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2003	2002	2003	2002
Gain (loss) on the sales of available-for-sale securities:
Investment securities	$33,170	$11,698	$53,441	$8,920
Mortgages-backed securities	98	—	98	(371)

Net gain on the sales of available-for-sale securities	33,268	11,698	53,539	8,549

Changes in the fair value of interest rate floor agreements not qualifying for hedge accounting	5,752	2,364	4,991	1,142
Change in the fair value of interest rate cap agreement not qualifying for hedge accounting	90	—	90	—
Amortization expense on the deferred loss on terminated interest rate swap agreements	(418)	(508)	(927)	(1,017)
Other items, net	439	29	438	66

Subtotal	5,863	1,885	4,592	191

Gain on the sales of securities and changes in fair values of derivatives, net	$39,131	$13,583	$58,131	$8,740

During the three and six months ended June 30, 2003, the Corporation sold available-for-sale investment and mortgage-backed securities totaling $552.7 million and $772.9 million, respectively, resulting in pre-tax gains of $33.3 million and $53.5 million, respectively. As part of management’s strategy to manage the market risk associated with the Corporation’s mortgage servicing rights portfolio due to decreases in mortgage interest rates, the Corporation recognized these gains on the sale of these investment and mortgage-backed securities to partially offset (i) the valuation adjustment losses totaling $29.8 million and $43.3 million, respectively, in the mortgage servicing rights portfolio and (ii) the excess amortization of mortgage servicing rights over normalized levels due to the acceleration of mortgage loan pay-downs. For the three months ended June 30, 2002, the Corporation sold available-for-sale investment securities totaling $598.9 million, resulting in a pre-tax gain of $11.7 million. This gain on the sales of investment securities was recognized to partially offset the valuation adjustment loss totaling $16.6 million in the mortgage servicing rights portfolio recorded in the quarter ended June 30, 2002. During the first quarter of 2002, the Corporation incurred pre-tax losses totaling $3.1 million on the sales of $144.1 million of available-for-sale investment and mortgage-backed securities. The proceeds from the sales of these securities were reinvested into higher yielding securities.

Gain on Sales of Loans:

The category in the Consolidated Statement of Operations entitled “Gain on Sales of Loans” includes changes in the fair values of certain derivative financial instruments (forward loan sales commitments and conforming commitments to originate loans) and hedged items (warehouse loans) in addition to gains on the sales of loans. The Corporation recorded net gains on (i) the sales of loans and (ii) changes in the fair values of certain derivative financial instruments and hedged items during the three and six months ended June 30, 2003, totaling $8.5 million and $14.0 million, respectively, compared to net gains of $3.5 million and $7.0 million for the three and six months ended June 30, 2002. During the three and six months ended June 30, 2003, loans totaling $1.5 billion and $2.8 billion, respectively, were sold resulting in a pre-tax loss of $708,000 for the 2003 second quarter and a pre-tax gain of $2.0 million for the six month 2003 period. During the three and six months ended June 30, 2002, loans totaling $541.1 million and $1.2 billion were sold resulting in pre-tax gains of $4.0 million and $8.6 million, respectively. Loans are typically originated by the Corporation and sold in the secondary market with loan servicing retained and without recourse to the Corporation.

The forward loan sales commitments and conforming commitments to originate loans and warehouse loans are recorded at fair value with the changes in fair value reported in current earnings. For the three and six months ended June 30, 2003, the net changes in the fair values of these derivative financial instruments, call options and certain hedged items resulted in net pre-tax gains approximating $9.2 million and $12.0 million, respectively. These changes in fair values compare to net losses totaling $475,000 and $1.6 million recorded for the three and six months ended June 30, 2002, respectively.

Other Operating Income:

Other operating income totaled $7.6 million and $13.3 million, respectively, for the three and six months ended June 30, 2003, compared to $7.9 million and $15.8 million for the three and six months ended June 30, 2002. The major components of other operating income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2003	2002	2003	2002
Brokerage commissions	$2,232	$2,207	$4,106	$4,288
Insurance services income	1,871	1,240	2,810	2,994
Credit life and disability commissions	207	1,105	367	1,727
Loan fee income	1,416	1,796	2,780	3,872
Other	1,901	1,558	3,220	2,901

Total other operating income	$7,627	$7,906	$13,283	$15,782

Net changes in brokerage commissions comparing the respective periods is due to stock market activity related to customer transactions. Net insurance services income increased $631,000 comparing the three months ended June 30, 2003 to 2002 primarily due to an increase in annuity sales. Insurance services income decreased $184,000 comparing the six months ended June 30, 2003 to 2002 due primarily to increases in life insurance related expenses totaling $282,000 and accident and health insurance related expenses totaling $141,000. These increases in expense were partially offset by increases in premium income totaling $114,000 and $101,000, respectively, for life insurance and accident and health insurance. Credit life and disability commissions decreased $898,000 and $1.4 million, respectively, for the three and six months ended June 30, 2003, compared to the 2002 periods due to lower volumes of policies written.

General and Administrative Expenses:

General and administrative expenses totaled $71.1 million and $137.7 million, respectively, for the three and six months ended June 30, 2003, compared to $63.0 million and $125.6 million, respectively, for the three and six months ended June 30, 2002. The net increase in the 2003 three month period compared to the 2002 is primarily due to increases in compensation and benefits, other operating expenses, advertising and occupancy and equipment partially offset by decreases in foreclosed real estate expenses. Compensation and benefits increased $3.5 million for the three months ended June 30, 2003, over the 2002 quarter primarily due to increased production incentive bonuses, more full-time equivalent employees at June 30, 2003, compared to 2002 and annual merit increases effective March 1, 2003. Other operating expenses increased $3.2 million for the three months ended June 30, 2003 compared to 2002 due primarily to increased mortgage loan servicing costs. Advertising increased $1.3 million primarily due to the new cash back incentive program on debit and credit card transactions which started in the fourth quarter of 2002 and the expanded promotion of consumer loans. The increase in occupancy and equipment is primarily due to additional costs related to new branch locations and retail system upgrades comparing the respective periods. Foreclosed real estate decreased $1.3 million due primarily to impairment losses recorded during the 2002 period. Outside services decreased $595,000 primarily due to decreases in consulting services comparing the respective quarters.

The net increase for the six months ended June 30, 2003, compared to 2002 is due primarily to increases in compensation and benefits, other operating expenses, advertising and occupancy and equipment partially offset by net decreases in outside services and foreclosed real estate. Compensation and benefits increased $5.8 million due primarily to more full-time equivalent employees at June 30, 2003 compared to 2002, annual merit increases effective March 1, 2003, increased production incentive bonuses and higher employer taxes. Other operating expense increased $3.4 million due primarily to increased mortgage loan servicing costs. Advertising increased $2.5 million primarily to the new cash back incentive program for debit and credit card transactions and expanded promotion of products relating to checking accounts and Internet banking. Occupancy and equipment increased $2.3 million due primarily to additional costs related to new branch locations and retail system upgrades comparing the respective periods. Outside services decreased $1.8 million due primarily to decreases in consulting services comparing the six month periods. Foreclosed real estate expenses decreased $1.3 million due primarily to a $1.9 million impairment loss recorded in the 2002 six month period on the residential master planned community property in Nevada.

Amortization of Core Value of Deposits:

For the three and six months ended June 30, 2003, amortization of core value of deposits totaled $1.5 million and $3.1 million, respectively, compared to $1.6 million and $3.3 million, respectively, for the three and six months ended June 30, 2002. The net decrease in amortization expense for the current 2003 periods compared to the respective 2002 periods is primarily due to core value of deposits amortizing on an accelerated basis.

Provision for Income Taxes:

The provision for income taxes totaled $8.7 million and $17.5 million, respectively, for the three and six months ended June 30, 2003, compared to $11.5 million and $22.9 million, respectively, for the three and six months ended June 30, 2002. The effective income tax rate for the three and six months ended June 30, 2003, was 27.8% and 27.6%, respectively, compared to 29.5% and 29.2%, for the respective 2002 periods. The effective income tax rates are lower for the current 2003 periods compared to the respective 2002 period due to the level of pre-tax income and increases in tax-exempt interest income and tax credits. The effective tax rate for the three and six months ended June 30, 2003 and 2002, vary from the statutory rate of 35.0% primarily due to tax benefits from the bank owned life insurance, tax-exempt interest income and tax credits.

Item 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Information as of June 30, 2003, concerning the Corporation’s exposure to market risk, which has remained relatively unchanged from December 31, 2002, is incorporated by reference under Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Corporation’s Annual Report on Form 10-K for the Corporation’s year ended December 31, 2002.

Item 4. CONTROLS AND PROCEDURES

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-14 (c) under the Exchange Act) as of June 30, 2003. Based upon such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2003, such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Corporation in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. Any system of controls can only provide reasonable assurance of the objectives the systems are designed to obtain. The Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

There have been no changes in the Corporation’s internal controls over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Corporation’s last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 5. Other Information

On May 12, 2003, the Corporation’s Board of Directors approved an increase to the Corporation’s quarterly cash dividend to $.10 per common share from $.09 per common share. The new dividend rate of $.10 per common share was paid on July 10, 2003, to stockholders of record as of June 26, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a).	Exhibits:

31.1 -	Chief Executive Officer’s Rule 13a - 14 (a) Certification.
31.2 -	Chief Financial Officer’s Rule 13a - 14 (a) Certification.
32.1 -	Certificate of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b).	Reports on Form 8-K:

On April 24, 2003, the Corporation filed a Form 8-K reporting under Item 9 and Item 7 furnishing its earnings release dated April 24, 2003, for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL FEDERAL CORPORATION
(Registrant)

Date: August 8, 2003	/s/ David S. Fisher
David S. Fisher, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: August 8, 2003	/s/ Gary L. Matter
Gary L. Matter, Senior Vice President, Controller and Secretary (Principal Accounting Officer)