Form 10-Q
period 2003-09-30
COMMERCIAL FEDERAL CORP
filed 2003-11-05
CIK 744778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11515

COMMERCIAL FEDERAL CORPORATION

(Exact name of registrant as specified in its charter )

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

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at October 31, 2003
Common Stock, Par Value $.01 Per Share	42,163,515 shares

COMMERCIAL FEDERAL CORPORATION

FORM 10-Q

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

(Dollars in Thousands)	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS
Cash (including short-term investments of $1,137 and $505)	$168,111	$200,581
Investment securities available for sale, at fair value	1,050,040	1,296,050
Mortgage-backed securities available for sale, at fair value	1,130,463	1,632,622
Loans held for sale, net	687,010	868,569
Loans receivable, net of allowances of $107,995 and $106,148	7,894,337	7,703,016
Federal Home Loan Bank stock	241,206	283,193
Foreclosed real estate	48,350	40,008
Premises and equipment, net	144,170	148,374
Bank owned life insurance	238,724	228,958
Other assets	720,340	495,014
Core value of deposits, net of accumulated amortization of $62,999 and $58,684	18,050	22,365
Goodwill	162,717	162,717

Total Assets	$12,503,518	$13,081,467

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$6,592,859	$6,439,041
Advances from Federal Home Loan Bank	3,959,906	4,848,997
Other borrowings	598,941	603,306
Other liabilities	590,607	433,602

Total Liabilities	11,742,313	12,324,946

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 42,381,367 and 45,270,360 shares issued and outstanding	424	453
Additional paid-in capital	—	61,712
Retained earnings	849,134	797,778
Accumulated other comprehensive loss, net	(88,353)	(103,422)

Total Stockholders’ Equity	761,205	756,521

Total Liabilities and Stockholders’ Equity	$12,503,518	$13,081,467

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands Except Per Share Data)	2003	2002	2003	2002
Interest Income:
Loans receivable	$128,291	$153,721	$411,043	$455,797
Mortgage-backed securities	8,688	22,498	37,773	73,162
Investment securities	16,233	19,635	50,655	58,082

Total interest income	153,212	195,854	499,471	587,041
Interest Expense:
Deposits	36,547	43,766	115,135	137,553
Advances from Federal Home Loan Bank	51,545	63,216	163,237	182,721
Other borrowings	4,830	6,776	14,879	19,422

Total interest expense	92,922	113,758	293,251	339,696
Net Interest Income	60,290	82,096	206,220	247,345
Provision for Loan Losses	(5,475)	(9,142)	(16,894)	(21,271)

Net Interest Income After Provision for Loan Losses	54,815	72,954	189,326	226,074
Other Income (Loss):
Retail fees and charges	14,805	14,614	43,317	40,935
Loan servicing fees, net of amortization	(11,078)	2,762	(18,599)	8,417
Mortgage servicing rights valuation adjustment	51,800	(34,754)	8,479	(50,832)
Gain (loss) on sales of securities and changes in fair values of derivatives, net	(31,294)	19,575	26,837	28,315
Gain on sales of loans	9,329	14,659	23,315	21,636
Bank owned life insurance	3,219	3,475	9,765	10,258
Other operating income	7,398	7,692	20,681	23,474

Total other income	44,179	28,023	113,795	82,203
Other Expense:
General and administrative expenses -
Compensation and benefits	30,233	29,060	92,887	85,906
Occupancy and equipment	10,188	9,912	31,119	28,508
Data processing	4,460	4,416	13,739	13,247
Advertising	3,742	3,480	13,478	10,725
Communication	3,505	3,261	10,351	9,490
Item processing	3,210	3,582	10,516	10,665
Outside services	3,410	3,296	9,027	10,755
Loan expenses	3,909	1,091	9,002	3,615
Foreclosed real estate, net	289	978	2,674	4,700
Other operating expenses	4,141	2,745	11,987	9,800

Total general and administrative expenses	67,087	61,821	204,780	187,411
Amortization of core value of deposits	1,218	1,549	4,315	4,819

Total other expense	68,305	63,370	209,095	192,230

Income Before Income Taxes	30,689	37,607	94,026	116,047
Provision for Income Taxes	8,378	10,938	25,882	33,862

Net Income	$22,311	$26,669	$68,144	$82,185

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands Except Per Share Data)	2003	2002	2003	2002
Weighted Average Number of Common Shares Outstanding Used in Basic Earnings Per Share Calculation	43,523,639	45,276,800	44,306,196	45,325,049
Add Assumed Exercise of Outstanding Stock Options as Adjustments for Dilutive Securities	410,330	514,636	339,656	646,462

Weighted Average Number of Common Shares Outstanding Used in Diluted Earnings Per Share Calculation	43,933,969	45,791,436	44,645,852	45,971,511

Basic Earnings Per Common Share	$.51	$.59	$1.54	$1.81

Diluted Earnings Per Common Share	$.51	$.58	$1.53	$1.79

Dividends Declared Per Common Share	$.10	$.09	$.29	$.26

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2003	2002	2003	2002
Net Income	$22,311	$26,669	$68,144	$82,185
Other Comprehensive Income (Loss):
Unrealized holding (gains) losses on securities available for sale	(29,687)	75,714	(9,118)	112,927
Fair value adjustment on interest rate swap agreements	54,412	(109,344)	54,347	(149,784)
Fair value change on interest only strips	—	(1,792)	(1,024)	(3,410)
Reclassification of net losses (gains) included in net income pertaining to:
Securities sold	(4,000)	(11,159)	(57,539)	(19,708)
Termination of interest rate swap agreements	29,412	—	29,412	—
Interest only strips	—	—	5,054	—
Amortization of fair value adjustments on interest rate swap agreements	224	509	1,151	1,526

Other Comprehensive Income (Loss) Before Income Taxes	50,361	(46,072)	22,283	(58,449)
Income Tax Provision (Benefit)	17,252	(15,835)	7,214	(18,094)

Other Comprehensive Income (Loss)	33,109	(30,237)	15,069	(40,355)

Comprehensive Income (Loss)	$55,420	$(3,568)	$83,213	$41,830

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in Thousands)	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$68,144	$82,185
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization of core value of deposits	4,315	4,819
Depreciation and amortization	14,296	13,981
Amortization of deferred discounts and fees, net of premiums	37,534	14,012
Amortization of mortgage servicing rights	52,505	20,313
Valuation adjustment of mortgage servicing rights	(8,479)	50,832
Provision for losses on loans	16,894	21,271
Gain on sales of real estate and loans, net	(24,176)	(22,856)
Gain on sales of securities and changes in fair values of derivatives, net	(26,837)	(28,315)
Proceeds from sales of loans	4,322,710	2,356,937
Origination of loans for resale	(1,647,849)	(713,488)
Purchases of loans for resale	(2,808,603)	(2,191,524)
Increase in bank owned life insurance, net	(9,766)	(10,264)
Increase in broker receivable from sales of securities	(270,200)	(151)
Increase in broker payable on derivative settlements and purchases of securities	285,414	1,977
Decrease in interest receivable	20,418	3,258
Decrease in interest payable	(5,569)	(4,136)
Decrease in other liabilities, net	(55,034)	(15,395)
Other items, net	(41,604)	(107,166)

Total adjustments	(144,031)	(605,895)

Net cash used by operating activities	(75,887)	(523,710)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of loans	(1,084,544)	(805,225)
Repayment of loans, net of originations	1,087,221	844,571
Proceeds from sales of mortgage-backed securities available for sale	280,476	18,147
Principal repayments of mortgage-backed securities available for sale	847,500	720,620
Purchases of mortgage-backed securities available for sale	(544,184)	(591,352)
Maturities and principal repayments of investment securities available for sale	20,722	23,261
Proceeds from sales of investment securities available for sale	1,748,347	902,657
Purchases of investment securities available for sale	(1,527,774)	(1,002,629)
Bulk purchases of mortgage servicing rights	(23,715)	(1,272)
Proceeds from sales of mortgage servicing rights	5,100	—
Purchases of Federal Home Loan Bank stock	—	(43,091)
Proceeds from sales of Federal Home Loan Bank stock	41,987	11,925
Divestiture of branches, net	—	(23,673)
Proceeds from sales of real estate	16,494	28,289
Payments to acquire real estate	(4,317)	(2,383)
Purchases of premises and equipment, net	(10,092)	(4,132)
Other items, net	1,204	(2,192)

Net cash provided by investing activities	854,425	73,521

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended September 30,
(Dollars in Thousands)	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	$153,818	$(207,943)
Proceeds from Federal Home Loan Bank advances	659,950	950,325
Repayments of Federal Home Loan Bank advances	(1,553,000)	(330,800)
Proceeds from securities sold under agreements to repurchase	13,745	215,415
Repayments of securities sold under agreements to repurchase	(14,016)	(16,570)
Proceeds from issuance of other borrowings	10,000	—
Repayments of other borrowings	(14,094)	(103,865)
Proceeds from termination of swap agreements	16,840	—
Purchases of swap and swaption agreements	(4,782)	(34,337)
Payments of cash dividends on common stock	(12,496)	(11,379)
Repurchases of common stock	(68,939)	(24,602)
Issuance of common stock	1,966	4,899

Net cash (used) provided by financing activities	(811,008)	441,143

CASH AND CASH EQUIVALENTS

Decrease in net cash position	(32,470)	(9,046)
Balance, beginning of year	200,581	206,765

Balance, end of period	$168,111	$197,719

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest expense	$287,470	$334,615
Income taxes, net	39,847	37,432
Non-cash investing and financing activities:
Loans exchanged for mortgage-backed securities	113,628	55,685
Loans transferred to real estate	23,882	20,455
Common stock received in connection with employee stock option plan, net	(21)	(111)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

(Unaudited)

(Columnar Dollars in Footnotes are in Thousands Except Per Share Amounts)

A.	BASIS OF CONSOLIDATION AND PRESENTATION:

The unaudited condensed consolidated financial statements are prepared on an accrual basis and include the accounts of Commercial Federal Corporation and its consolidated subsidiaries (the “Corporation”), including its wholly-owned subsidiary, Commercial Federal Bank, a Federal Savings Bank, and its consolidated subsidiaries (the “Bank”). Parent company references in this document are to the unitary non-diversified savings and loan holding company only. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior year periods have been reclassified for comparative purposes.

The accompanying interim condensed consolidated financial statements have not been audited by independent auditors. In the opinion of management, all adjustments considered necessary to fairly present the condensed consolidated financial statements have been included. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results which may be expected for the entire calendar year 2003.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income as reported	$22,311	$26,669	$68,144	$82,185
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,151)	(1,033)	(3,723)	(3,382)

Pro forma net income	$21,160	$25,636	$64,421	$78,803

Earnings per share:
Basic -
As reported	$.51	$.59	$1.54	$1.81
Pro forma	.49	.57	1.45	1.74
Diluted -
As reported	$.51	$.58	$1.53	$1.79
Pro forma	.48	.56	1.45	1.72

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model calculates the fair value of stock options awarded based on subjective assumptions. Changes to these assumptions can materially affect the fair value calculation by the model. Therefore, management believes these fair value amounts may not be a true reflection of the amount of stock based compensation for the Corporation.

C.	MORTGAGE BANKING ACTIVITIES:

The Corporation services real estate loans for investors that are not included in the accompanying condensed consolidated financial statements. Mortgage servicing rights are established based on the cost of acquiring the right to service mortgage loans or the allocated fair value of servicing rights retained on loans originated by the Bank and subsequently sold in the secondary market. Mortgage servicing rights are included in the Consolidated Statement of Financial Condition under the caption “Other Assets.” The activity of (i) mortgage servicing rights and (ii) the valuation allowance on mortgage servicing rights for the periods indicated as well as the net ending balances of mortgage servicing rights and the respective fair values at the periods ended are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Beginning balance before valuation allowance	$190,398	$139,542	$168,411	$133,787
Mortgage servicing rights retained through loan sales	19,916	10,767	57,047	29,941
Bulk purchases of mortgage servicing rights	8,942	1,272	23,715	1,272
Sale of mortgage servicing rights	—	—	(9,904)	—
Amortization expense	(21,989)	(6,894)	(52,505)	(20,313)
Other items, net	—	—	10,503	—

Ending balance before valuation allowance	197,267	144,687	197,267	144,687

Valuation allowance beginning balance	121,465	35,719	80,058	19,641
Amounts (credited) charged to operations	(51,800)	34,754	(8,479)	50,832
Sale of mortgage servicing rights	—	—	(1,914)	—

Valuation allowance ending balance	69,665	70,473	69,665	70,473

Mortgage servicing rights, net of valuation allowance	$127,602	$74,214	$127,602	$74,214

Fair value at the periods ended	$129,136	$74,841	$129,136	$74,841

The Corporation is exposed to interest rate risk relating to the potential decrease in the value of mortgage servicing rights due to increased prepayments on mortgage servicing loans resulting from declining interest rates. As part of its overall strategy to manage the level of exposure to the risk of interest rates adversely affecting the value of mortgage servicing rights, the Corporation uses interest rate floor agreements to protect the fair value of the mortgage servicing rights. These derivatives do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), and therefore, receive a “no hedging” designation. The fair values of the interest rate floor agreements totaled $8,094,000 and $18,969,000, respectively, at September 30, 2003 and 2002.

The following compares the key assumptions used in measuring the fair values of mortgage servicing rights at the periods presented:

	September 30, 2003		September 30, 2002
	Conventional	Governmental	Conventional	Governmental
Fair value	$92,535	$36,601	$38,745	$36,096
Prepayment speed	6.3% - 40.1%	7.7% - 36.5%	10.9% - 79.3%	10.3% - 77.2%
Weighted average prepayment speed	21.5%	21.9%	33.3%	28.4%
Discount rate	9.2% - 11.3%	10.2% - 13.2%	9.2% - 11.2%	10.3% - 10.8%
Weighted average life (in years)	4.5	4.2	2.7	3.0

C.	MORTGAGE BANKING ACTIVITIES (Continued):

Projected amortization expense of the carrying value of the mortgage servicing rights (before reduction for the valuation allowance) for the next five years and thereafter is estimated as follows:

For the year ended December 31, 2003	$76,051
Less the nine months ended September 30, 2003 - actual	(52,505)

For the remaining three months for the year ended December 31, 2003	23,546
For the years ended December 31:
2004	38,110
2005	36,161
2006	28,277
2007	20,657
2008 and thereafter	50,516

Total carrying value of mortgage servicing rights before valuation allowance at September 30, 2003	$197,267

Mortgage servicing rights are subject to prepayment risk inherent in the underlying loans that are being serviced. The amortization shown in the preceding table are estimates based on the expected remaining life of the underlying loans and should be analyzed with caution. The actual remaining life could be significantly different due to actual prepayment experience in future periods. In addition, the estimated amortization expense in the preceding table may be offset, in whole or in part, by reversals of the valuation allowance totaling $69,665,000 at September 30, 2003, since the mortgage servicing rights are stated at the lower of amortized cost or fair value.

D.	INTANGIBLE ASSETS:

Intangible assets consist of core value of deposits, goodwill and mortgage servicing rights. See Note C “Mortgage Banking Activities” for activity related to mortgage servicing rights which are included in the Consolidated Statement of Financial Condition under the caption “Other Assets.”

The Corporation adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. Goodwill totaling $162,717,000 is not amortized to expense but is evaluated at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment loss on goodwill has been recognized since the implementation of SFAS No. 142. There were no changes in the amount of goodwill by operating segment for the three and nine months ended September 30, 2003.

Identifiable intangible assets continue to be amortized over their useful lives and reviewed for impairment under SFAS No. 142. The net book value of core value of deposits totaling $18,050,000 at September 30, 2003, will be amortized to expense for the remaining three months of 2003 and the next five years as set forth in the following table:

Three months ended December 31, 2003	$1,218
For the years ended December 31:
2004	4,402
2005	3,875
2006	3,233
2007	2,719
2008	2,603

E.	DERIVATIVE FINANCIAL INSTRUMENTS:

The Corporation manages interest rate risk exposure by establishing and maintaining positions in various derivative financial instruments. As part of this overall interest rate risk management, the Corporation uses interest rate swap agreements that have offsetting characteristics from certain hedged deposits and Federal Home Loan Bank (“FHLB”) advances. In September 2003, the Corporation decided not to renew certain adjustable-rate three-month FHLB advances. This decision was made in conjunction with the Corporation’s ongoing plan to reduce its lower-yielding investment and mortgage-backed securities and pay down a portion of FHLB advances. In conjunction with that decision, the Corporation also terminated three interest rate swap agreements with a notional amount of $300,000,000 that were hedging those FHLB advances. The termination of these swap agreements resulted in the Corporation realizing a pre-tax loss of $29,412,000 during the quarter ended September 30, 2003. This loss had previously been recorded as a component of accumulated other comprehensive loss. In July 2003, the Corporation also sold an interest rate cap agreement resulting in a pre-tax gain of $650,000. This cap agreement had a $100,000,000 notional amount and was used to hedge against the risk of a potential rise in interest rates. This derivative did not qualify for hedge accounting. In March 2003, the Corporation entered into an interest swap agreement for which the Corporation pays a variable rate of interest and receives a fixed rate of interest. This swap agreement hedges the exposure to changes in the fair value of certain convertible fixed-rate FHLB advances and qualifies as a fair value hedge. This swap has a $100,000,000 notional amount and matures February 1, 2009.

The following summarizes the position of the Corporation’s derivative financial instruments which qualify for hedge accounting under SFAS No. 133 as of September 30, 2003:

Hedged Item	Hedging Instrument	Type of Hedge	Notional Amount	Fair Value Gain (Loss)
Savings deposits	Interest rate swap agreements (pay fixed, receive variable)	Cash flow	$800,000	$(58,259)

Adjustable rate FHLB advances	Interest rate swap agreements (pay fixed, receive variable)	Cash flow	1,020,000	(113,509)

Call options embedded in fixed rate FHLB advances	Swaption agreements	Fair value	1,700,000	37,792

Fixed rate FHLB advances	Interest rate swap agreements (pay variable, receive fixed)	Fair value	100,000	5,222

At September 30, 2003, the Corporation also had rate lock commitments to originate mortgage loans, net of estimated fallout, totaling $210,225,000 and mandatory forward sales commitments totaling $852,500,000 that are considered to be derivatives under SFAS No. 133. These derivatives are recorded at fair value with changes in fair value reported currently in earnings. A portion of the mandatory forward sales commitments are designated as hedging the changes in fair value of mortgage loans held for sale in the secondary market (“warehouse loans”) in circumstances where the critical terms of the forward sales commitments match the critical terms of the warehouse loans. The recognized gains and losses associated with the forward loan sales and the hedged warehouse loans with matched critical terms offset, resulting in no impact to the Corporation’s earnings. The warehouse loans, which do not have matched critical terms with forward sales commitments, are carried at the lower of cost or market.

The Corporation had call options outstanding with notional amounts totaling $200,000,000 as of September 30, 2003. These call options received a “no hedging” designation and were recorded at a fair value of $1,250,000 at September 30, 2003. The Corporation also had interest rate floor agreements with notional amounts totaling $1,350,000,000 at September 30, 2003. These interest rate floor agreements are used to protect the fair value of mortgage servicing rights. These derivatives also do not qualify as hedges under SFAS No. 133, and therefore, receive a “no hedging” designation and are carried at a fair value of $8,094,000 at September 30, 2003.

F.	COMMITMENTS AND CONTINGENCIES:

The following table presents the Corporation’s outstanding commitments at September 30, 2003, excluding undisbursed portions of loans in process:

Originate and purchase residential mortgage loans	$961,133
Originate commercial real estate loans	86,269
Originate consumer, commercial operating and agricultural loans	23,806
Unused lines of credit for consumer use	243,420
Unused lines of credit for commercial use	206,612

Total	$1,521,240

Loan commitments, which are funded subject to certain limitations, extend over various periods of time. Residential mortgage loan commitments include loans in the process of approval for which the Corporation has rate lock commitments. Generally, unused loan commitments are cancelled upon expiration of the commitment term as outlined in each individual contract. These outstanding loan commitments to extend credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn upon. The Corporation evaluates each customer’s credit worthiness on a separate basis and may require collateral at the time of the loan funding based on this evaluation. Collateral consists mainly of residential family units, commercial real estate and personal property.

At September 30, 2003, the Corporation had approximately $852,500,000 in mandatory forward delivery commitments to sell residential mortgage loans. These mandatory forward sales commitments are used by the Corporation to mitigate the interest rate risk associated with commitments to originate and purchase mortgage loans for sale in the secondary market and funded mortgage loans held for sale in the secondary market.

The Corporation is a guarantor for the obligations of a subsidiary under a lease sale agreement dated December 31, 2000. The maximum potential amount of future payments the Corporation could be required to make under the guarantee is $47,000,000, which is the total purchase price stated in the purchase agreement. The nature of the potential claims for which the Corporation has guaranteed is primarily related to representations and warranties, which are customary in the sale of lease assets. The rights of the buyer in the purchase agreement which are covered by the guarantee to make claims against the representations and warranties expire April 9, 2005. There are no terms in the guarantee providing for a limitation to the maximum potential amount of future payments under the guarantee. At September 30, 2003, and December 31, 2002, the Corporation’s outstanding liability for its estimated potential obligation under this guarantee is not material. The guarantee also includes recourse provisions defining which assets the Corporation could obtain and liquidate under certain conditions of the guarantee.

The parent company has provided a guarantee of payment of certain amounts (“Guaranteed Payments”) for the benefit of holders of Capital Securities issued by Commercial Federal Capital Trust I (“Trust”), a Delaware statutory trust created by the parent company for the purpose of issuing the Capital Securities. See Note I for additional information on these securities and this transaction. The Guaranteed Payments are, to the extent the Trust holds sufficient funds, equal to the amount of (i) all accrued and unpaid distributions on the Capital Securities, (ii) the price payable on redemption of the Capital Securities, and (iii) upon termination of the Trust, the lesser of either the liquidation amount of the Capital Securities and all unpaid distributions thereon or the amount of assets of the Trust remaining available for distribution to holders after satisfaction of all liabilities. The parent company is required to make payments under the guarantee only to the extent the Trust holds funds sufficient to make such payments, but fails to do so. The maximum potential amount of future payments on the guarantee is $10,000,000 equal to the principal of the Capital Securities, plus interest which accrues at a variable rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.95%. The term of the guarantee ends with the maturity of the Capital Securities (October 8, 2033). The parent company is subrogated to all rights of holders of the Capital Securities with respect to amounts it pays on the guarantee, which amounts would be recoverable from the funds by the Trust. Consequently, the parent company expects that the liquidation of such assets held by the Trust would fully cover the maximum potential amount of future payments the parent company may make on the guarantee.

Standby letters of credit issued by the Corporation include performance and financial guarantees on behalf of a customer to a third party. The Corporation guarantees the third party will receive specified funds if a customer fails to meet their contractual obligations. The credit risk involved with standby letters of credit is primarily the same as credit risks involved with issuing a loan. At September 30, 2003, the Corporation had $13,247,000 of standby letters of credit with a weighted average term of approximately eight months. The fees on these standby letters of credit are deferred and recorded at fair value, which was not material at September 30, 2003.

F.	COMMITMENTS AND CONTINGENCIES (Continued):

The Corporation invests in several multi-family affordable housing initiatives within its markets. The Corporation is a limited partner in these various community investment properties and it receives affordable housing tax credits for these limited partnership investments. Effective July 1, 2003, the Corporation early adopted the provisions of FASB Interpretation No. 46, and consolidated certain of these partnerships with assets approximating $1,800,000 as of September 30, 2003. The Corporation has no material potential exposure to loss relative to these partnerships. The consolidation provisions of FASB Interpretation No. 46 do not apply for the other remaining partnerships. Total assets for these other partnerships were approximately $127,000,000 at September 30, 2003, with the maximum potential exposure to loss from investments in these limited partnerships and unfunded commitments totaling approximately $9,000,000 as of September 30, 2003.

The Corporation is a general partner in, and holds certain limited partner interests in, numerous limited partnerships formed in prior years to provide investment opportunities in real estate ventures for customers of the Bank. The consolidation of these limited partnerships is not required under the provisions of Interpretation No. 46. Assets under the Corporation’s management, which are not included in the accompanying Consolidated Statement of Financial Condition, totaled approximately $19,000,000 as of September 30, 2003. In the unlikely event that all of the assets of these limited partnerships had no value and all other partners failed to meet their obligations, management of the Corporation estimates that its maximum exposure to loss would approximate $32,000,000. This amount represents the total liabilities of the limited partnerships for which the Corporation is a general partner plus the net carrying value of the Corporation’s investments in these entities at September 30, 2003. However, the Corporation expects to recover its recorded investments in these limited partnerships.

The Corporation is subject to a number of lawsuits and claims for various amounts, which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Corporation’s financial position or results of operations.

On September 12, 1994, the Bank and the Corporation commenced litigation relating to supervisory goodwill against the United States in the United States Court of Federal Claims seeking to recover monetary relief for the government’s refusal to honor certain contracts that it had entered into with the Bank. The suit alleged that such governmental action constituted a breach of contract and an unlawful taking of property by the United States without just compensation or due process in violation of the Constitution of the United States. On March 25, 1998, the Corporation filed a motion for summary judgment and the United States filed a cross motion for summary judgment on the question of liability for breach of contract. On March 24, 2003, the Corporation received an order from the United States Court of Federal Claims denying its motion for summary judgment seeking to establish liability for breach of contract and granting the United States government’s cross motion concluding that there was no “contract” with respect to the Corporation’s 1987 acquisition of Empire Savings Building and Loan (“Empire”). In the litigation, the Corporation alleged that with respect to its acquisition of Empire, the Federal Home Loan Bank Board promised that $190,000,000 of goodwill (the amount by which Empire’s liabilities exceeded its assets) would be included in the Bank’s regulatory capital as well as the $60,000,000 of preferred stock issued by the Bank to fund the acquisition of Empire. The March 2003 order from the United States Court of Federal Claims also granted the Corporation’s motion for summary judgment and denied the United States government’s cross-motion for summary judgment on the question of liability for breach of contract with respect to the Corporation’s acquisition of the savings deposits of Territory Savings and Loan Association (“Territory”) whereby the Bank accepted a five year $20,000,000 promissory note from the Federal Savings and Loan Insurance Corporation (“FSLIC”) as part of the FSLIC’s payment for the Bank’s assumption of Territory’s savings deposits. The United States Court of Federal Claims agreed with the Corporation that the FSLIC had promised that the Bank could include the promissory note in its regulatory capital. On July 22, 2003, the United States Court of Federal Claims issued its ruling dismissing the Corporation’s complaint and the Corporation and the Bank determined not to appeal this ruling. As a result, the litigation with respect to the Empire and Territory claims has been terminated with no damages awarded to the Corporation or the Bank.

The Bank also assumed a lawsuit in the merger with Mid Continent Bancshares, Inc. (“Mid Continent”) against the United States also relating to a supervisory goodwill claim filed by the former Mid Continent. The Mid Continent claim was tried in June and July 2003 with a final summation completed the last week of October 2003. A final ruling is anticipated to follow within six months thereafter. The litigation status and process of this legal action, as well as that of numerous actions brought by others alleging similar claims with respect to supervisory goodwill and regulatory capital credits, make the value of this claim asserted by the Bank uncertain as to its ultimate outcome, and contingent on a number of factors and future events which are beyond the control of the Bank, both as to substance, timing and the dollar amount of damages that may be awarded to the Bank if it finally prevails in this litigation.

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

The Commercial Banking segment involves the origination of commercial operating, commercial real estate, small business and agricultural loans, as well as indirect lending and commercial and residential construction loans. Also included in this segment are commercial demand deposits, time deposits as well as cash management products and services. Commercial Banking services are offered through the Bank’s branch network, lending offices and the Internet.

The Mortgage Banking segment involves the acquisition of selected correspondent, broker and originated residential mortgage loans and the sale of these mortgage loans to both the secondary mortgage market and the Treasury segment. The Mortgage Banking segment also encompasses the servicing of mortgage loans, as well as the origination, purchase and sale of the associated retained rights to service mortgage loans. Mortgage Banking activities are conducted through the Bank’s branches, loan offices and a nationwide correspondent network of mortgage loan originators.

The Retail Banking segment involves a variety of traditional banking and financial services. Retail Banking gathers consumer deposits for the Bank to fund the Bank’s lending and investment activities. Deposits are obtained by providing a variety of consumer deposit services including consumer checking, savings and certificate of deposit accounts (regular and retirement) and other ancillary deposit related retail banking services including overdraft protection, electronic and telephone bill-payment and cash withdrawals or transfers. Retail Banking provides services to meet the credit needs of consumers through loans for home equity, autos and other secured and unsecured purposes, including credit cards. Retail Banking originates mortgage loans for the purchase of residential property or to refinance existing debt on residential property. Mortgage loans are sold to the Treasury or Mortgage Banking segments. Loan servicing rights related to all mortgage loans originated by Retail Banking are sold to the Mortgage Banking segment. The Retail Banking segment also includes services provided primarily to consumer customers for insurance and securities brokerage services. Retail Banking services are offered and delivered through the Bank’s branch network, automated teller machines, customer support telephone centers and the Internet. The Bank also offers these services through network agents located throughout Kansas.

The Treasury segment is responsible for corporate interest rate risk and asset and liability management. Treasury manages the Corporation’s single-family residential mortgage loan portfolio, investment and mortgage-backed securities, wholesale deposits, FHLB advances and all other borrowings as well as valuation adjustments of mortgage servicing rights.

Net interest income is determined by the Corporation’s internal funds transfer pricing system, which calculates each segment’s net interest income contribution based on the type, maturity or repricing characteristics of certain assets and liabilities. The provision for loan losses by segment is based upon the current and historical business cycle loss rates. Total other income consists of revenue directly attributable to each segment and allocations based on segment ownership of certain assets and liabilities. Amortization expense of mortgage servicing rights is charged directly to the Mortgage Banking segment. Actual valuation adjustments to the mortgage servicing rights portfolio are charged directly to the Treasury segment with allocations made to the Mortgage Banking segment related to certain acquisitions of mortgage servicing rights and originations of warehouse mortgage loans. Total other expense consists of direct expenses attributable to each segment and indirect expenses allocated by an activity-based costing system using full absorption. Effective the first quarter of 2003, the net effect of transfer pricing loan and deposit balances, the reconciliation of the provision for loan losses, other income, other expense and income taxes to externally reported balances, and any residual effects of unallocated systems and other support functions are allocated to the Treasury segment. The Treasury segment has been restated to reflect these adjustments for the three and nine months ended September 30, 2002.

G.	SEGMENT INFORMATION (continued):

The contribution of the business segments to the consolidated results for the three and nine months ended September 30, 2003 and 2002, which are not in accordance with accounting principles generally accepted in the United States, are summarized in the following tables:

	Commercial Banking	Mortgage Banking	Retail Banking	Treasury	Consolidated Total
Three Months Ended September 30, 2003:
Net interest income	$30,481	$12,805	$25,157	$(8,153)	$60,290
Provision for loan losses	2,594	12	1,712	1,157	5,475
Total other income (loss)	(869)	(10,805)	34,203	21,650	44,179
Total other expense (income)	11,440	11,337	46,077	(549)	68,305

Income (loss) before income taxes	15,578	(9,349)	11,571	12,889	30,689
Income tax provision (benefit)	5,287	(3,194)	4,108	2,177	8,378

Net income (loss)	$10,291	$(6,155)	$7,463	$10,712	$22,311

Total interest and other income	$29,612	$2,000	$59,360	$13,497	$104,469
Intersegment revenue	—	786	13,662	5,749
Depreciation and amortization	136	206	1,938	2,162	4,442
Total assets	3,548,696	775,586	1,217,659	6,961,577	12,503,518

Three Months Ended September 30, 2002:
Net interest income	$23,659	$9,937	$28,200	$20,300	$82,096
Provision for loan losses	3,213	105	2,400	3,424	9,142
Total other income (loss)	229	24,499	24,831	(21,536)	28,023
Total other expense	8,588	8,301	45,939	542	63,370

Income (loss) before income taxes	12,087	26,030	4,692	(5,202)	37,607
Income tax provision (benefit)	4,230	9,111	1,642	(4,045)	10,938

Net income (loss)	$7,857	$16,919	$3,050	$(1,157)	$26,669

Total interest and other income (loss)	$23,888	$34,436	$53,031	$(1,236)	$110,119
Intersegment revenue	—	6,360	3,621	647
Depreciation and amortization	113	218	2,250	2,310	4,891
Total assets	3,121,686	1,031,670	1,381,253	7,955,712	13,490,321

G.	SEGMENT INFORMATION (Continued):

	Commercial Banking	Mortgage Banking	Retail Banking	Treasury	Consolidated Total
Nine Months Ended September 30, 2003:
Net interest income	$86,489	$38,789	$72,246	$8,696	$206,220
Provision for loan losses	7,409	34	5,080	4,371	16,894
Total other income (loss)	(8,597)	(25,272)	92,572	55,092	113,795
Total other expense (income)	34,795	34,164	142,515	(2,379)	209,095

Income (loss) before income taxes	35,688	(20,681)	17,223	61,796	94,026
Income tax provision (benefit)	11,939	(7,217)	6,114	15,046	25,882

Net income (loss)	$23,749	$(13,464)	$11,109	$46,750	$68,144

Total interest and other income	$77,892	$13,517	$164,818	$63,788	$320,015
Intersegment revenue	—	5,795	35,655	36,926
Depreciation and amortization	399	644	6,455	6,798	14,296
Total assets	3,548,696	775,586	1,217,659	6,961,577	12,503,518

Nine Months Ended September 30, 2002:
Net interest income	$68,334	$23,625	$84,060	$71,326	$247,345
Provision for loan losses	9,350	278	6,871	4,772	21,271
Total other income (loss)	1,905	41,382	72,505	(33,589)	82,203
Total other expense	25,857	24,687	139,542	2,144	192,230

Income before income taxes	35,032	40,042	10,152	30,821	116,047
Income tax provision	12,261	14,015	3,553	4,033	33,862

Net income	$22,771	$26,027	$6,599	$26,788	$82,185

Total interest and other income	$70,239	$65,007	$156,565	$37,737	$329,548
Intersegment revenue	—	11,985	11,386	1,938
Depreciation and amortization	345	464	6,322	6,850	13,981
Total assets	3,121,686	1,031,670	1,381,253	7,955,712	13,490,321

In addition, effective January 1, 2003, the Treasury segment allocates a capital premium charge to the other three segments. This capital premium charge represents the Corporation’s exposure to interest rate risk based on an internal cost of funds rate. The capital premium charge allocated from Treasury to the Commercial Banking, Mortgage Banking and Retail Banking segments is based on each of the respective segment’s average net equity position. This capital premium charge is not reflected in the 2003 results of operations presented above and was not calculated for 2002. The capital premium charge totaling $5,792,000 and $15,402,000, respectively, for the three and nine months ended September 30, 2003, was allocated from the Treasury segment to the following segments:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Commercial Banking segment	$3,800	$9,869
Mortgage Banking segment	1,217	3,239
Retail Banking segment	775	2,294

	$5,792	$15,402

H.	REGULATORY CAPITAL:

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following table. Prompt corrective action provisions pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for prompt corrective action provisions under FDICIA, the Bank must maintain certain minimum capital ratios as set forth below. At September 30, 2003, the Bank exceeded the minimum requirements for the well-capitalized category.

The following presents the Bank’s regulatory capital levels and ratios relative to the respective minimum regulatory capital requirements as of September 30, 2003:

	Actual Capital		Required Capital
	Amount	Ratio	Amount	Ratio
OTS capital adequacy:
Tangible capital	$748,928	6.10%	$184,575	1.50%
Core capital	737,929	6.01	368,045	3.00	(1)
Risk-based capital	874,790	10.88	643,428	8.00
FDICIA regulations to be classified well-capitalized:
Tier 1 leverage capital	737,929	6.01	613,408	5.00
Tier 1 risk-based capital	737,929	9.17	482,571	6.00
Total risk-based capital	874,790	10.88	804,285	10.00

(1)	This is the minimum percentage requirement for institutions that are not anticipating or experiencing significant growth and have well-diversified risks, including minimal interest rate risk exposure, excellent asset quality, high liquidity and stable and sufficient earnings. For all other institutions the minimum required ratio is 4.00%.

The most recent notification from the OTS categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank’s classification.

I.	ISSUANCE OF OTHER BORROWINGS:

Effective September 25, 2003, Commercial Federal Capital Trust I (“Trust”), a Delaware statutory trust of the parent company, was formed for the purpose of issuing 10,000 shares totaling $10,000,000 of floating-rate capital securities (“Capital Securities”) to unrelated investors and for investing the proceeds thereof in Junior Subordinated Debentures (“Debt Securities”) issued by the parent company. Also effective September 25, 2003, the Trust issued $310,000 of common securities to the parent company. The proceeds from the issuance of the Capital Securities and the common securities were used by the Trust to purchase the parent company’s Debt Securities in the amount of $10,310,000. The Capital Securities and Debt Securities bear interest equal to LIBOR plus 2.95% and are guaranteed by the parent company. See Note F for additional information regarding the guarantee. The obligations of the parent company under that guarantee and the Debt Securities are subordinate to all senior indebtedness as defined in the indenture agreement. The distribution rate payable on the Capital Securities is cumulative and is payable quarterly in arrears commencing on January 8, 2004. The Capital Securities are subject to mandatory redemption upon repayment of the Debt Securities. The Debt Securities mature on October 8, 2033, which may be shortened to not earlier than October 8, 2008, if certain conditions are met. The Debt Securities are redeemable at the option of the parent company on or after October 8, 2008, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the Debt Securities or the Capital Securities. The Trust is not required to be consolidated into the financial statements of the Corporation in accordance with FASB Interpretation No. 46. See Note K for further information on FASB Interpretation No. 46.

J.	BROKER RECEIVABLE/PAYABLE ON SECURITIES AND DERIVATIVE SETTLEMENTS:

The Corporation had a receivable totaling $270,326,000 at September 30, 2003, for cash settlement due from brokers on the sale of available-for-sale securities included in the Consolidated Statement of Financial Condition under the caption “Other Assets” at September 30, 2003. In addition, the Corporation had a payable to brokers totaling $286,823,000 at September 30, 2003, representing cash settlements to be paid on the purchases of available-for-sale securities ($271,377,000) and the termination of the interest rate swap agreements ($15,446,000) included in the Consolidated Statement of Financial Condition under the caption “Other Liabilities” at September 30, 2003. Both the receivable from brokers and the payable to brokers were settled on October 1, 2003.

K.	CURRENT ACCOUNTING PRONOUNCEMENTS:

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

K.	CURRENT ACCOUNTING PRONOUNCEMENTS (Continued):

In January 2003, FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” was issued. This Interpretation was issued in an effort to improve existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in other activities on behalf of another company. The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. Previously, one company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interest. Interpretation No. 46 changes that consolidation process by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. To further assist financial statement users in assessing a company’s risks, the Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. In October 2003, the Financial Accounting Standards Board deferred the implementation date to the fourth quarter of 2003 from the 2003 third quarter only for variable interest entities that existed prior to February 1, 2003. Therefore, the consolidation requirements of older entities are required at December 31, 2003, for calendar year companies. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Effective July 1, 2003, the Corporation early adopted the provisions of Interpretation No. 46 and consolidated certain affordable housing partnerships for which it owns a limited partner interest. Total assets of those partnerships approximate $1,800,000 with no potential exposure to loss to the Corporation related to these partnerships. See Note F “Commitments and Contingencies” for additional information on these partnerships and the additional disclosure requirements pursuant to Interpretation No. 46. The Corporation also holds a variable interest in a trust which issued mandatorily redeemable debt securities as described in Note I. This trust is not required to be consolidated into the Corporation’s financial statements in accordance with Interpretation No. 46.

Effective April 30, 2003, Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”) was issued. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made (i) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (ii) in connection with other Financial Accounting Standards Board projects dealing with financial instruments, and (iii) regarding implementation issues raised in relation to the application of the definition of a derivative, the meaning of an “underlying,” and the characteristics of a derivative that contain financing components. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements resulting in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of this statement had no effect on the Corporation’s financial position, liquidity or results of operations.

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

CRITICAL ACCOUNTING POLICIES:

The Corporation’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of September 30, 2003, remain unchanged from December 31, 2002. These policies are allowance for losses on loans, mortgage servicing rights and derivative financial instruments. Disclosure on these critical accounting policies is incorporated by reference under Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s Annual Report on Form 10-K for the Corporation’s year ended December 31, 2002.

CONSOLIDATED RESULTS OF OPERATIONS:

Net income for the three and nine months ended September 30, 2003, continues to reflect the compression on net interest income and increased amortization expense on mortgage servicing rights as a result of historically low interest rates and the resulting significant high levels of prepayments on higher yielding loans and mortgage-backed securities. During the third quarter of 2003, the Corporation reduced the size of its balance sheet as part of an ongoing plan to reduce available-for-sale investment and mortgage-backed securities that are lower margin contributors to net interest income. This plan included decreasing the size of the lower-yielding available-for-sale investment and mortgage-backed securities portfolios and paying down a portion of FHLB debt. As part of this strategy, during the third quarter of 2003, the Corporation sold certain available-for-sale securities resulting in net gains realized to partially offset the recognition of a $29.4 million loss on the termination of certain interest rate swap agreements that were previously hedging the FHLB debt that was paid down. The sales of these securities also reflect gains and losses recognized to strategically offset (i) a recovery of $51.8 million in the valuation of mortgage servicing rights as of September 30, 2003, (ii) continued high levels of amortization of mortgage servicing rights due to significantly higher loan prepayments, and (iii) accelerated amortization of net deferred costs and premiums on mortgage loans and mortgage-backed securities. Since unamortized net deferred costs and premiums are fully amortized against interest income when a loan or mortgage-backed security pays off, the negative effect to interest income is magnified in the current environment of historically low interest rates, which drives significantly higher loan prepayments. Increased levels of residential mortgage loan production also contributed to higher expenses as consumers took advantage of lower interest rates to refinance or originate mortgage loans.

Net income for the three months ended September 30, 2003, was $22.3 million, or $.51 per basic and diluted share, compared to net income of $26.7 million, or $.58 per diluted share ($.59 per basic share), for the three months ended September 30, 2002. The decrease in net income comparing the respective quarters is primarily due to a decrease of $21.8 million in net interest income and an increase of $5.3 million in general and administrative expenses. These decreases to net income were partially offset by an increase of $16.2 million in total other income, a decrease of $3.7 million in the provision for loan losses and a decrease of $2.6 million in the provision for income taxes.

Net income for the nine months ended September 30, 2003, was $68.1 million, or $1.53 per diluted share ($1.54 per basic share), compared to net income of $82.2 million, or $1.79 per diluted share ($1.81 per basic share), for the nine months ended September 30, 2002. The decrease in net income comparing the nine month periods is primarily due to a decrease of $41.1 million in net interest income and an increase of $17.4 million in general and administrative expenses. Partially offsetting these decreases to net income was an increase of $31.6 million in total other income, a decrease of $8.0 million in the provision for income taxes and a decrease of $4.4 million in the provision for loan losses.

Net Interest Income:

Net interest income totaled $60.3 million for the three months ended September 30, 2003, compared to $82.1 million for the three months ended September 30, 2002, a decrease of $21.8 million, or 26.6%. During the three months ended September 30, 2003 and 2002, interest rate spreads inclusive of noninterest-bearing deposits were 2.17% and 2.77%, respectively, a decrease of 60 basis points comparing periods; and the net yield on interest-earning assets was 2.10% and 2.69%, respectively, a decrease of 59 basis points. Additionally, total interest income decreased $42.6 million during the same time periods. The decrease in the interest rate spreads, the net yield on interest-earning assets and total interest income comparing the respective periods is due primarily to a 113 basis point decrease in the yield earned on interest-earning assets. Earning assets have been contractually repricing downward or have been replaced with lower-yielding loans and available-for-sale investments during this period of historically low interest rates. For example, at September 30, 2003, the federal funds rate was 1.00%, a 45-year low, compared to 1.75% at September 30, 2002. These low interest rates resulted in significantly higher prepayments on higher-yielding mortgage loans and mortgage-backed securities during the three and nine months ended September 30, 2003, compared to the respective 2002 periods. The sharp decrease in yield is magnified by the acceleration of amortization of net deferred costs and premiums on mortgage loans and mortgage-backed securities, which are fully amortized against interest income when a loan or mortgage-backed security pays off. Partially offsetting the decrease in interest income generated from the lower interest-earning assets is the downward repricing of interest-bearing liabilities, although at a slower rate than the repricing of earning assets, which is also attributable to the lower interest rate environment comparing the respective periods. The downward repricing of interest-bearing liabilities resulted in a 53 basis point decline in the rate incurred on total deposits and interest-bearing liabilities.

Net interest income totaled $206.2 million for the nine months ended September 30, 2003, compared to $247.3 million for the nine months ended September 30, 2002, a decrease of $41.1 million, or 16.6%. During the nine months ended September 30, 2003 and 2002, interest rate spreads inclusive of noninterest-bearing deposits were 2.39% and 2.84%, respectively, a decrease of 45 basis points comparing periods; and the net yield on interest-earning assets was 2.34% and 2.78%, respectively, a decrease of 44 basis points comparing periods. Additionally, total interest income decreased $87.6 million during the same time periods. The decrease in the interest rate spreads, the net yield earned on interest-earning assets and total interest income comparing the respective periods is due primarily to a 95 basis point decrease in the yield earned on interest-earning assets. This decrease in yield is due to the aforementioned historically low interest rates and the acceleration of amortization of net deferred costs and premiums on mortgage loan and mortgage-backed securities, which are fully amortized against interest income when a loan or mortgage-backed security pays off. The decrease in yield for interest-earning assets is partially offset by a 50 basis point decline in the rate incurred on total deposits and interest-bearing liabilities.

Management anticipates that the Corporation’s interest rate spread will expand in the fourth quarter of 2003 and continue to increase throughout 2004. This increase is anticipated due to the balance sheet shrinkage, reduction of lower-yielding assets, changes in the mix of the loan portfolio, termination of certain interest rate swap agreements and debt restructuring. Future trends in interest rate spreads and net interest income will be dependent upon and influenced by changes in and levels of both short-term and long-term market interest rates, loan prepayment volumes, the composition and size of the Corporation’s interest-earning assets and interest-bearing liabilities, the interest rate risk exposure of the Corporation and the maturity and repricing activity of interest-sensitive assets and liabilities.

Net Interest Income (Continued):

The following table presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, average yields earned on interest-earning assets and average rates incurred on total deposits and interest-bearing liabilities during the three months ended September 30, 2003 and 2002:

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
(Dollars in Thousands)	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/Rate
Interest-earning assets:
Loans-(1)
Residential real estate	$4,455,459	$55,170	4.95%	$4,924,494	72,497	5.89%
Commercial real estate	1,881,969	32,085	6.67	1,709,011	35,844	8.39
Construction	490,509	8,759	6.99	522,028	9,583	7.34
Commercial operating and other (2)	457,568	6,236	5.34	296,702	5,091	6.81
Consumer home equity	827,289	14,090	6.76	811,386	15,435	7.55
Consumer other	688,074	11,951	6.89	602,035	15,271	10.06

Total loans	8,800,868	128,291	5.78	8,865,656	153,721	6.92
Mortgage-backed securities	1,160,610	8,688	2.99	1,797,775	22,498	5.01
Investments	1,545,695	16,233	4.20	1,541,909	19,635	5.09

Total interest-earning assets	11,507,173	153,212	5.28	12,205,340	195,854	6.41

Non-interest-bearing checking	1,272,527	—	—	718,645	—	—
Interest-bearing deposits:
Interest-bearing checking	523,930	556.42		487,757	300.24
Savings (3)	1,366,473	15,730	4.57	1,836,052	19,382	4.19
Money market	1,008,238	3,646	1.44	273,701	834	1.21

Interest-bearing core deposits	2,898,641	19,932	2.73	2,597,510	20,516	3.13
Certificates of deposit	2,650,774	16,615	2.49	2,870,543	23,250	3.21

Total interest-bearing deposits	5,549,415	36,547	2.61	5,468,053	43,766	3.18

Total deposits	6,821,942	36,547	2.13	6,186,698	43,766	2.81

Advances from FHLB (4)	4,357,013	51,545	4.63	5,524,221	63,216	4.48
Securities sold under agreements to repurchase	400,370	3,023	2.96	401,065	3,883	3.79
Other borrowings	170,670	1,807	4.24	184,106	2,893	6.29

Total interest-bearing liabilities	10,477,468	92,922	3.49	11,577,445	113,758	3.87

Net earnings balance, net interest income and net interest rate spread	$1,029,705	$60,290	1.79%	$627,895	$82,096	2.54%

Total deposits and interest-bearing liabilities	11,749,995	92,922	3.11	12,296,090	113,758	3.64

Net earnings balance, net interest income and net interest rate spread including non-interest-bearing deposits	$(242,822)	$60,290	2.17%	$(90,750)	$82,096	2.77%

Net annualized yield on interest-earning assets			2.10%			2.69%

(1)	Includes nonaccruing loans averaging $64.5 million and $77.1 million for the respective periods as interest-earning assets at a yield of zero percent.

(2)	In addition to commercial operating loans, includes small business, agricultural and Nebraska Investment Finance Authority loans.

(3)	Includes interest expense on interest rate swap agreements totaling $13.4 million and $12.6 million for the respective periods.

(4)	Includes interest expense on interest rate swap and swaption agreements totaling $18.7 million and $16.9 million for the respective periods.

Net Interest Income (Continued):

The following table presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, average yields earned on interest-earning assets and average rates incurred on total deposits and interest-bearing liabilities during the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
(Dollars in Thousands)	Average Balance	Interest	Annualized Yield/Rate	Average Balance	Interest	Annualized Yield/Rate
Interest-earning assets:
Loans-(1)
Residential real estate	$4,577,255	$191,133	5.57%	$4,737,168	$228,797	6.44%
Commercial real estate	1,852,075	97,772	6.96	1,687,416	101,879	8.05
Construction	489,900	26,331	7.09	524,666	29,341	7.46
Commercial operating and other (2)	408,827	17,233	5.57	275,868	13,920	6.75
Consumer home equity	816,029	42,838	7.02	768,130	45,924	7.99
Consumer other	659,376	35,736	7.25	573,461	35,936	8.38

Total loans	8,803,462	411,043	6.21	8,566,709	455,797	7.10
Mortgage-backed securities	1,385,127	37,773	3.64	1,821,183	73,162	5.36
Investments	1,556,686	50,655	4.34	1,459,037	58,082	5.31

Total interest-earning assets	11,745,275	499,471	5.66	11,846,929	587,041	6.61

Non-interest-bearing checking	1,112,138	—	—	676,819	—	—
Interest-bearing deposits:
Interest-bearing checking	516,604	1,908.49		491,414	955.26
Savings (3)	1,454,341	48,431	4.45	1,918,762	59,326	4.13
Money market	833,106	10,217	1.64	286,264	2,686	1.25

Interest-bearing core deposits	2,804,051	60,556	2.89	2,696,440	62,967	3.12
Certificates of deposit	2,757,926	54,579	2.65	2,878,663	74,586	3.46

Total interest-bearing deposits	5,561,977	115,135	2.77	5,575,103	137,553	3.30

Total deposits	6,674,115	115,135	2.31	6,251,922	137,553	2.94

Advances from FHLB (4)	4,662,652	163,237	4.62	5,131,490	182,721	4.70
Securities sold under agreements to repurchase	400,465	9,373	3.09	338,255	10,074	3.93
Other borrowings	171,873	5,506	4.27	231,397	9,348	5.39

Total interest-bearing liabilities	10,796,967	293,251	3.60	11,276,245	339,696	4.00

Net earnings balance, net interest income and net interest rate spread	948,308	206,220	2.06%	570,684	247,345	2.61%

Total deposits and interest-bearing liabilities	$11,909,105	$293,251	3.27	$11,953,064	$339,696	3.77

Net earnings balance, net interest income and net interest rate spread including non-interest-bearing deposits	$(163,830)	$206,220	2.39%	$(106,135)	$247,345	2.84%

Net annualized yield on interest-earning assets			2.34%			2.78%

(1)	Includes nonaccruing loans averaging $68.5 million and $74.8 million for the respective periods as interest-bearing assets at a yield of zero percent.

(2)	In addition to commercial operating loans, includes small business, agricultural and Nebraska Investment Finance Authority loans.

(3)	Includes interest expense on interest rate swap agreements totaling $39.1 million and $37.0 million for the respective periods.

(4)	Includes interest expense on interest rate swap and swaption agreements totaling $57.5 million and $47.7 million for the respective periods.

Net Interest Income (Continued):

During the three and nine months ended September 30, 2003, the Corporation’s deposits and interest-bearing liabilities exceeded its interest-earning assets, resulting in a negative average net earnings balance of $242.8 million and $163.8 million, respectively. The Corporation’s average net earnings balance decreased $152.1 million and $57.7 million, respectively, during the three and nine months ended September 30, 2003, compared to the three and nine months ended September 30, 2002. This decrease in the net average earnings balance comparing these respective periods is primarily due to cash outlays over the last twelve months on the Corporation’s repurchases of its common stock and Federal income tax payments.

The following table presents the dollar amount of changes in interest income and expense for each major component of interest-earning assets as well as deposits and interest-bearing liabilities, and the amount of change in each attributable to: (i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The net change attributable to change in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table demonstrates the effects of the changes in the volume and rates of interest-earning assets and deposits and interest-bearing liabilities, and the effect on net interest income as previously discussed:

	Three Months Ended September 30, 2003 Compared to September 30, 2002 Increase (Decrease) Due to			Nine Months Ended September 30, 2003 Compared to September 30, 2002 Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans-
Residential real estate	$(6,494)	$(10,833)	$(17,327)	$(7,515)	$(30,149)	$(37,664)
Commercial real estate	3,613	(7,372)	(3,759)	9,828	(13,935)	(4,107)
Construction	(457)	(367)	(824)	(1,724)	(1,286)	(3,010)
Commercial operating and other	2,374	(1,229)	1,145	6,008	(2,695)	3,313
Consumer home equity	293	(1,638)	(1,345)	2,756	(5,842)	(3,086)
Consumer other	1,967	(5,287)	(3,320)	5,001	(5,201)	(200)

Total loans	1,296	(26,726)	(25,430)	14,354	(59,108)	(44,754)
Mortgage-backed securities	(6,472)	(7,338)	(13,810)	(15,115)	(20,274)	(35,389)
Investments	48	(3,450)	(3,402)	3,697	(11,124)	(7,427)

Interest income	(5,128)	(37,514)	(42,642)	2,936	(90,506)	(87,570)

Interest expense:
Non-interest-bearing and interest-bearing checking	23	233	256	51	902	953
Savings	(5,289)	1,637	(3,652)	(15,199)	4,304	(10,895)
Money market	2,629	183	2,812	6,488	1,043	7,531

Core deposits	(2,637)	2,053	(584)	(8,660)	6,249	(2,411)
Certificates of deposit	(1,678)	(4,957)	(6,635)	(3,017)	(16,990)	(20,007)

Total deposits	(4,315)	(2,904)	(7,219)	(11,677)	(10,741)	(22,418)
Advances from FHLB	(13,746)	2,075	(11,671)	(16,457)	(3,027)	(19,484)
Securities sold under agreements to repurchase	(7)	(853)	(860)	1,670	(2,371)	(701)
Other borrowings	(198)	(888)	(1,086)	(2,129)	(1,713)	(3,842)

Interest expense	(18,266)	(2,570)	(20,836)	(28,593)	(17,852)	(46,445)

Effect on net interest income	$13,138	$(34,944)	$(21,806)	$31,529	$(72,654)	$(41,125)

Provision for Loan Losses:

The Corporation recorded loan loss provisions totaling $5.5 million and $16.9 million, respectively, for the three and nine months ended September 30, 2003, compared to $9.1 million and $21.3 million, respectively, for the three and nine months ended September 30, 2002. These provisions for loan losses bring the Corporation’s allowance for loan losses to a level deemed appropriate by management. An analysis of the allowance for losses on loans is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2003	2002	2003	2002
Beginning balance	$108,740	$104,001	$106,291	$102,451
Provision charged to operations	5,475	9,142	16,894	21,271
Charge-offs	(6,787)	(4,336)	(20,085)	(18,143)
Recoveries	1,295	951	5,687	4,245
Change in estimate of allowance for bulk purchased loans	(715)	(34)	(779)	(100)

Ending balance (1)	$108,008	$109,724	$108,008	$109,724

(1)	Includes $13,000 and $231,000 at September 30, 2003 and 2002 in allowance for losses on loans established to cover risks associated with loans held for sale.

Net loans charged off totaled $5.5 million and $14.4 million for the three and nine months ended September 30, 2003, compared to $3.4 million and $13.9 million for the three and nine months ended September 30, 2002. Net charge-offs are higher for the three months ended September 30, 2003 compared to 2002 primarily due to increases in consumer loan and commercial real estate loan charge-offs partially offset by a decrease in residential loan charge-offs. Net charge-offs are higher for the nine months ended September 30, 2003 compared to 2002 primarily due to increases in consumer loan charge-offs, partially offset by the recovery of a commercial operating loan totaling $1.2 million in the first quarter of 2003 and a decrease in residential loan charge-offs.

The allowance for loan losses is based upon management’s continuous evaluation of the collectibility of outstanding loans, which takes into consideration such factors as changes in the composition of the loan portfolio and economic conditions that may affect the borrower’s ability to pay, regular examinations of specific problem loans by the Corporation’s credit review team and of the overall portfolio quality and real estate market conditions in the Corporation’s lending areas. Management of the Corporation believes that the present level of the allowance for loan losses is appropriate to reflect the risks inherent in its portfolios. However, there can be no assurance that the Corporation will not experience increases in its nonperforming assets, that it will not increase the level of its allowance in the future or that significant provisions for losses will not be required based on factors such as deterioration in market conditions, changes in borrowers’ financial conditions and loan delinquencies and defaults.

Provision for Loan Losses (continued):

Nonperforming assets are monitored on a regular basis by the Corporation’s internal credit review and problem asset teams. Nonperforming assets are summarized as of the dates indicated:

(Dollars in Thousands)	September 30, 2003	December 31, 2002
Nonperforming loans:
Residential real estate	$37,358	$46,394
Commercial real estate	11,861	17,890
Consumer, commercial operating and other loans	7,861	8,130

Total nonperforming loans	57,080	72,414

Foreclosed real estate:
Commercial	4,964	2,550
Residential (includes residential development property in Nevada)	43,386	37,458

Total foreclosed real estate	48,350	40,008

Troubled debt restructurings - commercial	4,933	1,547

Total nonperforming assets	$110,363	$113,969

Nonperforming loans to total loans (excluding loans held for sale)	.71%	.93%
Nonperforming assets to total assets	.88%	.87%

Total allowance for loan losses (1)	$108,008	$106,291

Allowance for loan losses to:
Total loans (excluding loans held for sale)	1.35%	1.36%
Total nonperforming assets	97.87%	93.26%
Total nonperforming loans	189.22%	146.78%
Nonresidential nonperforming assets	364.66%	352.93%

(1)	Includes $13,000 and $143,000 at September 30, 2003 and December 31, 2002, respectively, in allowance for losses on loans held for sale.

Nonperforming loans at September 30, 2003, decreased $15.3 million compared to December 31, 2002, primarily due to (i) net decreases in residential loans totaling $10.1 million partially offset by net increases of $1.1 million in residential construction loans, (ii) net decreases in commercial real estate loans totaling $6.6 million (which is primarily attributable to the foreclosure of certain loans) partially offset by net increases of $576,000 in commercial construction loans, and (iii) net decreases of $269,000 in consumer, commercial operating and other loans. The $8.3 million net increase in foreclosed real estate at September 30, 2003, compared to December 31, 2002, is due to capitalized expenses totaling $4.3 million on the residential master planned community property in Nevada, the foreclosure of a residential construction project in Colorado totaling $4.0 million and the foreclosure of commercial real estate properties totaling $4.5 million. These increases are partially offset by net decreases in residential real estate totaling $1.9 million and the sale of commercial real estate properties totaling $1.8 million. The $3.4 million increase in troubled debt restructurings at September 30, 2003, compared to December 31, 2002, is primarily due to the restructuring of a commercial real estate loan during the March 2003 quarter.

Retail Fees and Charges:

Retail fees and charges totaled $14.8 million and $43.3 million, respectively, for the three and nine months ended September 30, 2003, compared to $14.6 million and $40.9 million, respectively, for the three and nine months ended September 30, 2002. The major components of retail fees and charges are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2003	2002	2003	2002
Nonsufficient fund charges and overdraft fees	$8,466	$8,353	$24,647	$22,918
Service charges	3,090	3,042	8,699	9,196
Debit and credit card fees, net	1,963	2,029	6,400	5,449
Transaction fees and other	1,286	1,190	3,571	3,372

Retail fees and charges	$14,805	$14,614	$43,317	$40,935

The net increases in nonsufficient fund and overdraft fees totaling $113,000 and $1.7 million, respectively, comparing the 2003 three and nine month periods to the respective 2002 periods are due primarily to increases in transaction volumes and the number of checking accounts. The increase in debit and credit card fees totaling $951,000 for the 2003 nine month period over the 2002 period is due to increases in the number of accounts and the dollar amounts of transactions comparing the respective periods. These increases were partially offset by a reduction of interchange fees for debit card purchases effective August 1, 2003, due to a third-party settlement of debit card litigation with VISA Inc. to which the Corporation was not a party. The Corporation, which issues VISA debit cards, will generate less fee income per debit card transaction in the future.

Loan Servicing Fees and Mortgage Servicing Rights Valuation Adjustment:

The major components of loan servicing fees for the periods indicated and the amount of loans serviced for other institutions are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2003	2002	2003	2002
Revenue from loan servicing fees	$9,278	$8,039	$28,701	$23,948
Revenue from late loan payment fees	1,633	1,617	5,205	4,782

Total revenue	10,911	9,656	33,906	28,730
Amortization of mortgage servicing rights	(21,989)	(6,894)	(52,505)	(20,313)

Loan servicing fees, net	$(11,078)	$2,762	$(18,599)	$8,417

Valuation adjustments for impairment	$51,800	$(34,754)	$8,479	$(50,832)

Loans serviced for other institutions at September 30			$11,307,562	$9,773,436

The net increase in revenue from loan servicing fees comparing the respective three and nine month periods of 2003 to 2002 is due to a higher average balance of mortgage loans serviced for others. Mortgage servicing rights are amortized over the period of estimated net servicing income. Since the expected net servicing income cash flows have been reduced as a result of a sharp increase in loan prepayments during this period of historically low interest rates, amortization expense has significantly increased comparing the respective periods.

The fair value of the Corporation’s loan servicing portfolio decreases as mortgage interest rates decline and loan prepayments increase. Conversely, the value of the Corporation’s loan servicing portfolio increases as mortgage interest rates rise. The negative effect on the Corporation’s income caused by a decrease in the fair value of the loan servicing portfolio in a declining interest rate environment would be offset, in part, by increased revenue from loan servicing fees attributable to new loan originations, which historically have increased in periods of declining mortgage interest rates. Valuation recoveries totaling $51.8 million and $8.5 million, respectively, were recorded during the three and nine months ended September 30, 2003, as an increase to the carrying amount of the mortgage servicing rights portfolio as a result of an increase in interest rates during the latter part of the quarter ended September 30, 2003. These recorded recoveries compare to valuation adjustment losses recorded for the three and nine months ended September 30, 2002, totaling $34.8 million and $50.8 million, respectively, which were recorded as decreases to the carrying amount of the mortgage servicing rights portfolio. At September 30, 2003, the valuation allowance on the mortgage servicing rights portfolio totaled $69.7 million compared to $70.5 million at September 30, 2002. During the second quarter of 2003, the Corporation sold the servicing rights relating to $509.9 million of loans serviced for other institutions. The Corporation serviced these loans until the transfer of the servicing to the seller was completed during September 2003.

Gain (Loss) on Sales of Securities and Changes in Fair Values of Derivatives, Net:

During the three and nine months ended September 30, 2003 and 2002, the following transactions were recorded:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2003	2002	2003	2002
Gain (loss) on the sales of available-for-sale securities:
Investment securities	$(6,625)	$11,159	$46,816	$20,079
Mortgage-backed securities	10,625	—	10,723	(371)

Net gain on the sales of available-for-sale securities	4,000	11,159	57,539	19,708

Changes in the fair value of interest rate floor agreements not qualifying for hedge accounting	(6,308)	8,931	(1,317)	10,073
Termination of interest rate swap agreements	(29,412)	—	(29,412)	—

Change in the fair value of interest rate cap agreement not qualifying for hedge accounting	650	—	740	—
Other items, net	(224)	(515)	(713)	(1,466)

Subtotal	(35,294)	8,416	(30,702)	8,607

Gain (loss) on the sales of securities and changes in fair values of derivatives, net	$(31,294)	$19,575	$26,837	$28,315

During the third quarter of 2003, the Corporation reduced the size of its balance sheet as part of a long-term plan to reduce available-for-sale investment and mortgage-backed securities that are lower margin contributors to net interest income. This plan included decreasing the size of the lower-yielding investment and mortgage-backed available-for-sale securities portfolios and paying down a portion of FHLB debt. During the three and nine months ended September 30, 2003, the Corporation sold available-for-sale investment and mortgage-backed securities totaling $1.2 billion and $2.0 billion, respectively, resulting in pre-tax gains of $4.0 million and $57.5 million, respectively. A portion of these gains were recognized to partially offset the impact to net income caused by the recognition of a $29.4 million loss on the termination of certain swap agreements that were previously hedging FHLB debt that was paid down. The Corporation’s sales of securities also reflect gains and losses recognized to strategically offset valuation adjustments of its mortgage servicing rights asset, continued high levels of amortization of its mortgage servicing rights asset due to significantly higher loan prepayments, and accelerated amortization of net deferred costs and premiums on mortgage loans and mortgage-backed securities.

For the three and nine months ended September 30, 2002, the Corporation sold available-for-sale investment and mortgage-backed securities totaling $158.1 million and $901.1 million, respectively, resulting in pre-tax gains of $11.2 million and $19.7 million. The gains on the sales of these investment and mortgage-backed securities were recognized to partially offset the valuation adjustment losses totaling $34.8 million and $50.8 million, respectively, in the mortgage servicing rights portfolio recorded in the three and nine months ended September 30, 2002.

Gain on Sales of Loans:

The category in the Consolidated Statement of Operations entitled “Gain on Sales of Loans” includes changes in the fair values of certain derivative financial instruments (forward loan sales commitments, rate lock commitments to originate mortgage loans held for sale and call options) and hedged items (warehouse loans) in addition to net realized gains on the sales of loans. The Corporation recorded net gains on (i) the sales of loans and (ii) changes in the fair values of certain derivative financial instruments and hedged items during the three and nine months ended September 30, 2003, totaling $9.3 million and $23.3 million, respectively, compared to net gains of $14.7 million and $21.6 million for the three and nine months ended September 30, 2002. During the three and nine months ended September 30, 2003, loans totaling $1.5 billion and $4.3 billion, respectively, were sold resulting in net realized gains of $41.4 million and $43.4 million for the 2003 quarter and nine-month period, respectively. During the three and nine months ended September 30, 2002, loans totaling $1.2 billion and $2.3 billion were sold resulting in net realized gains of $7.4 million and $16.0 million, respectively. Loans are typically originated by the Corporation and sold in the secondary market with loan servicing retained and without recourse to the Corporation.

The forward loan sales commitments, rate lock commitments to originate mortgage loans held for sale, and call options are recorded at fair value with the changes in fair value reported in current earnings. Designated warehouse loans with critical terms matching the forward loan sales commitments, which are used to hedge these warehouse loans, are carried at fair value. Warehouse loans which do not have critical matched terms with related forward loan sales commitments are carried at the lower of cost or market (See Note E). The net changes in fair values of these derivative financial instruments and the hedged warehouse loans resulted in net losses totaling $32.1 million and $20.1 million, respectively, for the three and nine months ended September 30, 2003. These changes in fair values compare to net gains totaling $7.3 million and $5.7 million, respectively, recorded for the three and nine months ended September 30, 2002.

Other Operating Income:

Other operating income totaled $7.4 million and $20.7 million, respectively, for the three and nine months ended September 30, 2003, compared to $7.7 million and $23.5 million for the three and nine months ended September 30, 2002. The major components of other operating income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2003	2002	2003	2002
Brokerage commissions	$1,687	$1,800	$5,793	$6,088
Insurance services income	1,551	1,580	4,361	4,574
Credit life and disability commissions	288	788	655	2,515
Loan fee income	1,991	2,522	4,771	6,394
Other	1,881	1,002	5,101	3,903

Total other operating income	$7,398	$7,692	$20,681	$23,474

Net changes in brokerage commissions comparing the respective periods is due to stock market activity related to customer transactions. Insurance services income decreased slightly comparing the three and nine-month periods ended September 30, 2003 to 2002. The decreases comparing these periods are due primarily to increases in life insurance and accident and health insurance related expenses. Credit life and disability commissions decreased $500,000 and $1.9 million, respectively, for the three and nine months ended September 30, 2003, compared to the 2002 periods due to lower commission rates on policies sold. Loan fee income decreased by $531,000 and $1.6 million, respectively, for the 2003 three and nine month periods compared to the 2002 periods primarily due to a net decrease in loan fee generation.

General and Administrative Expenses:

General and administrative expenses totaled $67.1 million and $204.8 million, respectively, for the three and nine months ended September 30, 2003, compared to $61.8 million and $187.4 million, respectively, for the three and nine months ended September 30, 2002. The net increase in the 2003 three-month period compared to 2002 is primarily due to increases in loan expenses, other operating expenses, and compensation and benefits. Loan expenses increased $2.8 million for the three months ended September 30, 2003, compared to 2002 primarily as a result of significantly higher loan servicing expenses related to loan prepayment activity. Other operating expenses increased $1.4 million for the three months ended September 30, 2003 compared to the 2002 period due primarily to a net gain totaling $876,000 on the sale of four Minnesota branches in 2002 which reduced 2002 expenses. Compensation and benefits increased $1.2 million for the three months ended September 30, 2003, over the 2002 quarter primarily due to increased production incentive bonuses, more full-time equivalent employees at September 30, 2003, compared to 2002, annual merit increases and increased employer benefits and taxes. The $276,000 increase in occupancy and equipment is primarily due to additional costs related to new branch locations and retail system upgrades comparing the respective periods. Advertising increased $262,000 primarily due to the new cash back incentive program on debit and credit card transactions that started in the fourth quarter of 2002 and the expanded promotion of checking account products. The cash back incentive program on debit card transactions ended during the third quarter of 2003. Foreclosed real estate decreased $689,000 due primarily to impairment losses recorded during the 2002 period.

The net increase for the nine months ended September 30, 2003, compared to 2002 is due primarily to increases in compensation and benefits, loan expenses, advertising, occupancy and equipment and other operating expenses partially offset by net decreases in foreclosed real estate and outside services. Compensation and benefits increased $7.0 million due primarily to more full-time equivalent employees at September 30, 2003 compared to 2002, annual merit increases, increased production incentive bonuses and increased employer benefits and taxes. Loan expenses increased $5.4 million primarily as a result of significantly higher loan servicing expenses related to loan prepayment activity. Advertising increased $2.8 million primarily to the new cash back incentive program for debit and credit card transactions and expanded promotion of products relating to checking accounts and Internet banking. Occupancy and equipment increased $2.6 million due primarily to additional costs related to new branch locations and retail system upgrades comparing the respective periods. Other operating expenses increased $2.2 million for the 2003 nine month period compared to the 2002 period due primarily to a net gain totaling $876,000 on the sale of four Minnesota branches in 2002 which reduced 2002 expense. Foreclosed real estate expenses decreased $2.0 million due primarily to a $1.9 million impairment loss recorded in the 2002 nine-month period on the residential master planned community property in Nevada. Outside services decreased $1.7 million due primarily to decreases in consulting services comparing the nine-month periods.

Amortization of Core Value of Deposits:

For the three and nine months ended September 30, 2003, amortization of core value of deposits totaled $1.2 million and $4.3 million, respectively, compared to $1.5 million and $4.8 million, respectively, for the three and nine months ended September 30, 2002. The net decrease in amortization expense for the current 2003 periods compared to the respective 2002 periods is primarily due to the core value of deposits related to the acquisition of Home Federal Savings Bank and Heartland Federal Savings Bank becoming fully amortized as of June 30, 2003, and certain other core value of deposits amortizing on an accelerated basis.

Provision for Income Taxes:

The provision for income taxes totaled $8.4 million and $25.9 million, respectively, for the three and nine months ended September 30, 2003, compared to $10.9 million and $33.9 million, respectively, for the three and nine months ended September 30, 2002. The effective income tax rate for the three and nine months ended September 30, 2003, was 27.3% and 27.5%, respectively, compared to 29.1% and 29.2%, for the respective 2002 periods. The effective income tax rates are lower for the current 2003 periods compared to the respective 2002 periods due to the lower level of pre-tax income and increases in tax-exempt interest income and tax credits. The effective tax rate for the three and nine months ended September 30, 2003 and 2002, vary from the statutory rate of 35.0% primarily due to tax benefits from the bank owned life insurance, tax-exempt interest income and tax credits.

OPERATING RESULTS BY SEGMENT:

See Note G to these Condensed Consolidated Financial Statements for additional information on the Corporation’s lines of business including tabular results of operations for the three and nine months ended September 30, 2003 and 2002. Results of operations for each business unit is derived from management’s internal reporting system used to measure the performance of the segments and the Corporation in total. The reported results of operations and financial condition by business unit from this management reporting system are not in accordance with accounting principles generally accepted in the United States.

Commercial Banking:

The Commercial Banking segment reported net income of $10.3 million and $23.7 million, respectively, for the three and nine months ended September 30, 2003, compared to $7.9 million and $22.8 million, respectively, for the three and nine months ended September 30, 2002. Net interest income increased $6.8 million and $18.2 million for the three and nine months ended September 30, 2003, compared to the 2002 periods. The increase in net interest income is due primarily to the increase in the average balance of the commercial loan portfolio during 2003 over the respective 2002 periods. The provision for loan losses decreased $619,000 and $1.9 million for the three and nine months ended September 30, 2003, compared to the respective 2002 periods. The decrease comparing the three and nine month periods is primarily due to a reduction in commercial loan net charge-offs. Total other income decreased $1.1 million and $10.5 million for the three and nine months ended September 30, 2003, compared to the respective 2002 periods primarily due to the Treasury segment charging the Commercial Banking segment loan prepayment fees totaling $3.8 million and $15.8 million, respectively, on the commercial loans paying in full before maturity. This intersegment charge was implemented in 2003. Total other expense increased $2.9 million and $8.9 million for the three and nine months ended September 30, 2003, compared to the 2002 periods primarily due to increased production incentive bonuses and more full-time equivalent employees at September 30, 2003, compared to 2002.

Mortgage Banking:

The Mortgage Banking segment reported net losses of $6.2 million and $13.5 million, respectively, for the three and nine months ended September 30, 2003, compared to net income of $16.9 million and $26.0 million, respectively, for the three and nine months ended September 30, 2002. Net interest income increased $2.9 million and $15.2 million for the three and nine months ended September 30, 2003, compared to the 2002 periods. This increase in net interest income comparing the respective periods is primarily due to an increase in the credit the Mortgage Banking segment received in the 2003 periods compared to 2002 from increases in its custodial cash earnings that are computed using an internal cost of funds rate. The increase in custodial cash earnings comparing the respective periods is primarily due to the volume of mortgage loan refinancing activity and, for the first three and nine months of 2003 compared to 2002, increases in the average escrow balances as a result of bulk purchases of loan servicing portfolios totaling $1.9 billion during the latter half of 2002. Total other income decreased $35.3 million and $66.7 million for the three and nine months ended September 30, 2003, compared to 2002 primarily due to increases of $15.1 million and $32.2 million, respectively, in amortization expense of mortgage servicing rights in the 2003 periods compared to 2002, intersegment charges of $4.7 million and $11.4 million from Treasury on the valuation adjustment for impairment of the mortgage servicing rights recorded during the 2003 periods, intersegment charges of $4.9 million and $11.9 million from the Retail Banking segment for its origination of higher-yielding residential mortgage loans during the 2003 periods, and a decrease of $5.5 million and $9.1 million, respectively, in the intersegment credit from Treasury for purchased loans (2002 charges only). Also decreasing total other income were decreases of $5.2 million and $706,000, respectively, on the net gains on sales of warehouse loans comparing the 2003 and 2002 periods. Total other expense increased $3.0 million and $9.5 million for the three and nine months ended September 30, 2003, compared to the 2002 periods due to increased loan origination costs from mortgage refinancing activity and servicing costs primarily due to increased payoffs of mortgage loans.

OPERATING RESULTS BY SEGMENT (Continued):

Retail Banking:

The Retail Banking segment reported net income of $7.5 million and $11.1 million, respectively, for the three and nine months ended September 30, 2003, compared to $3.1 million and $6.6 million, respectively, for the three and nine months ended September 30, 2002. Net interest income decreased $3.0 million and $11.8 million for the three and nine months ended September 30, 2003, compared to the 2002 periods. The decrease in net interest income is primarily due to lower rates on consumer and home equity loans comparing the respective periods and less income earned on funds provided by deposits. The provision for loan losses decreased $688,000 and $1.8 million for the three and nine months ended September 30, 2003, compared to the 2002 periods. Total other income increased $9.4 million and $20.1 million for the three and nine months ended September 30, 2003, compared to the 2002 periods. This increase in total other income is primarily due to the intersegment revenue allocation from Mortgage Banking for the Retail Banking segment’s origination of residential mortgage loans at higher than market rates during the 2003 periods. Total other expense increased $138,000 and $3.0 million for the three and nine months ended September 30, 2003, compared to the three and nine months ended September 30, 2002 due primarily to incentive pay based on higher mortgage volume, full branch staffing and the cash back rebate program on credit and debit card purchases, which increased 2003 expenses.

Treasury:

The Treasury segment reported net income of $10.7 million and $46.8 million, respectively, for the three and nine months ended September 30, 2003, compared to a net loss of $1.2 million for the three months ended September 30, 2002, and net income of $26.8 million for the nine months ended September 30, 2002. Net interest income decreased $28.5 million and $62.6 million for the three and nine months ended September 30, 2003, compared to the 2002 periods. This decrease is due primarily to the lower yields earned on the Treasury segment’s total interest-earning assets portfolio and a reduction in the average size of the portfolio comparing the respective periods. The provision for loan losses decreased $2.3 million and $401,000 for the three and nine months ended September 30, 2003, compared to the 2002 periods due primarily to a lower balance of loans held in the Treasury segment comparing the respective periods. Total other income increased $43.2 million and $88.7 million for the three and nine months ended September 30, 2003, compared to the three and nine month periods for 2002. This increase in total other income comparing the respective periods is due to a net increase in the valuation allowance for mortgage servicing rights totaling $89.1 million and $56.8 million, respectively, allocated to Treasury, intersegment loan prepayment fees totaling $3.8 million and $15.8 million, respectively, generated from the Commercial Banking segment (which was implemented in 2003) and the intersegment revenue totaling $18.4 million, for the nine month period, from the Mortgage Banking and Retail Banking segments (also implemented in 2003) based on the allocated portion of the immediate impairment of the mortgage servicing rights recorded during the 2003 periods. These increases to total other income were partially offset by decreases in net gains and losses on sales of securities and changes in fair values of derivatives totaling $50.9 million and $1.5 million, respectively, comparing the three and nine month periods. Total other expense for the three and nine months ended September 30, 2003, are net credit balances of $549,000 and $2.4 million compared to $542,000 and $2.1 million in expense for the three and nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES:

Parent Company Only Liquidity and Capital Resources:

The Corporation manages its liquidity at both the parent company and subsidiary levels. The principal asset of the parent company is its investment in the capital stock of the Bank. Since the parent company does not generate any significant revenues independent of the Bank, the parent company’s liquidity for debt service and common stock repurchases is dependent on the extent to which it receives cash distributions from the Bank. The Bank’s ability to pay cash distributions to the parent company is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Capital distribution regulations of the Office of Thrift Supervision (“OTS”), as defined, allow the Bank to pay capital distributions during a calendar year upon notice to the OTS. These capital distributions are limited to the sum of 100% of the Bank’s retained net income (defined as net income determined in accordance with generally accepted accounting principles less total capital distributions declared) for the current calendar year plus the Bank’s retained net income for the preceding two calendar years. Capital distributions in excess of the Bank’s retained net income require the submission of an application for approval from the OTS. At September 30, 2003, the Bank’s total distributions exceeded its retained net income by $79.9 million under this regulation thereby requiring the Bank to file an application with the OTS for any capital distribution.

At September 30, 2003, the cash of the parent company totaled $38.0 million. During the nine months ended September 30, 2003, the parent company received cash distributions totaling $70.0 million from the Bank for:

•	second and third quarter common stock cash dividends totaling $4.4 million and $4.0 million for shareholders of record on June 26, 2003 and September 25, 2003, respectively (paid by the parent company on July 10, 2003 and October 9, 2003, respectively);

•	second and third quarter principal payments totaling $2.3 million each paid June 30, 2003 and September 30, 2003, on the parent company’s five-year term note due December 31, 2007;

•	second and third quarter interest payments totaling $2.4 million on the parent company’s debt; and

•	the remaining $54.6 million available primarily for common stock repurchases by the parent company.

In addition, on September 17, 2003, the Board of Directors of the Bank declared a $25.0 million cash distribution, subject to OTS approval. The dividend was approved by the OTS on October 1, 2003 and paid to the parent company on October 31, 2003. The parent company intends to use these funds to (i) finance its common stock repurchases, (ii) pay its interest and principal obligations on its debt for the quarter ended December 31, 2003, and (iii) pay the 2003 fourth quarter common stock cash dividend to shareholders.

Effective September 25, 2003, the parent company, through Commercial Federal Capital Trust I, a Delaware statutory trust of the parent company, issued $10.31 million of floating-rate junior subordinated debt securities due October 8, 2033. These debt securities pay interest quarterly at a rate equal to LIBOR plus 2.95% (4.09% at September 30, 2003). Proceeds totaling $10.0 million from the issuance of the Trust’s Capital Securities will be used to repurchase common stock of the parent company. See Note I for additional information.

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

LIQUIDITY AND CAPITAL RESOURCES (Continued):

Consolidated Liquidity and Capital Resources:

The Corporation’s primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the FHLB and (iv) cash generated from operations. Net cash flows used by operating activities totaled $75.9 million and $523.7 million, respectively, for the nine months ended September 30, 2003 and 2002. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans.

Net cash flows provided by investing activities totaled $854.4 million and $73.5 million, respectively, for the nine months ended September 30, 2003 and 2002. Amounts fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities, (ii) the purchases and origination of loans held for investment and (iii) the purchases and sales of available-for-sale mortgage-backed and investment securities. During the three and nine months ended September 30, 2003, the Corporation sold available-for-sale securities totaling $1.2 billion and $2.0 billion, respectively, resulting in pre-tax gains of $4.0 million and $57.5 million. A portion of these sales occurred as part of management’s ongoing plan to reduce certain available-for-sale investment and mortgage-backed securities that are lower margin contributors to net interest income. Additionally, a portion of the gains were recognized to partially offset the impact to net income caused by the recognition of a $29.4 million loss on the termination of certain swap agreements that were previously hedging FHLB debt that was paid down. The Corporation’s sales of securities also reflect net gains recognized to strategically offset valuation adjustments of mortgage servicing rights, high levels of amortization of mortgage servicing rights and accelerated amortization of net deferred costs and premiums on mortgage loans and mortgage-backed securities. During the nine months ended September 30, 2002, the Corporation sold investment and mortgage-backed securities totaling $901.1 million resulting in pre-tax gains of $19.7 million. This gain on the sale of these securities was recognized primarily to partially offset the valuation adjustment loss totaling $50.8 million in the mortgage servicing rights portfolio for the nine months ended September 30, 2002.

Net cash flows used by financing activities totaled $811.0 million for the nine months ended September 30, 2003, compared to net cash flows provided by financing activities totaling $441.1 million for the nine months ended September 30, 2002. Advances from the FHLB and deposits have been the primary sources to provide for the Corporation’s funding needs during each of the periods presented. The Corporation experienced a net increase in deposits totaling $153.8 million for the nine months ended September 30, 2003, compared to a net decrease, excluding the effect of branch sales, of $207.9 million for the nine months ended September 30, 2002. The net increase in deposits for the nine months ended September 30, 2003, is primarily due to net increases in money market and checking accounts totaling $536.7 million and $157.2 million, respectively, partially offset by a net decrease of $284.1 million in savings accounts. The net increases in the money market and checking accounts is primarily attributable to new product promotion and an increase in new customer accounts. The net decrease in deposits for the nine months ended September 30, 2002, is due to the run-off in the higher costing certificates of deposit portfolio pursuant to the Corporation’s business strategy and to net reductions in core deposits. The net reduction in FHLB advances totaling $889.1 million at September 30, 2003, compared to December 31, 2002, is primarily due to scheduled maturity repayments and adjustable-rate three-month FHLB advances the Corporation elected not to renew in conjunction with the Corporation’s ongoing plan to reduce its lower-yielding investment and mortgage-backed securities and pay down a portion of FHLB advances. The pay-down of FHLB advances is partially offset by the take-down of new advances. The net proceeds used to re-pay these FHLB advances primarily came from the sale of available-for-sale investment and mortgage-backed securities. As part of management’s overall strategy to manage the level of exposure to the risk of interest rates adversely affecting net interest income, the Corporation uses interest rate swap agreements that have offsetting characteristics from certain hedged deposits and FHLB advances. In conjunction with the decision not to renew a portion of FHLB advances, the Corporation also terminated three interest rate swap agreements with a notional amount of $300.0 million that were hedging those FHLB advances. The termination of these swap agreements resulted in the Corporation realizing a pre-tax loss of $29.4 million and a cash outlay for approximately the same amount during the quarter ended September 30, 2003. In the first quarter of 2003, the Corporation entered into an interest rate swap agreement for a notional amount of $100.0 million at a cost of $4.8 million. During the nine months ended September 30, 2002, the Corporation purchased $700.0 million in notional amount of swaptions at a cost of $34.3 million to hedge the call option on $700.0 million of fixed-rate FHLB advances that were convertible into adjustable-rate advances at the option of the Federal Home Loan Bank. The parent company also issued $10.0 million in floating-rate junior subordinated debt securities during the 2003 third quarter. These debt securities mature October 8, 2033, and pay interest quarterly at a rate equal to LIBOR plus 2.95%. At September 30, 2003 the rate on these debt securities was 4.09%. Proceeds from this issuance will be used to repurchase common stock of the parent company. See Note I for additional information on these floating-rate junior subordinated debt securities. During the three and nine months ended September 30, 2003, the Corporation repurchased 1,648,800 shares and 2,988,700 shares of its common stock at a cost of $39.8 million and $68.9 million, respectively. At September 30, 2003, there remained 2,252,100 shares of common stock of the Corporation to be repurchased that had been authorized by the Board of Directors. During the three and nine months ended September 2002, the Corporation repurchased shares of its common stock at a cost of $5.1 million and $24.6 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES (Continued):

Contractual Obligations and Other Commitments:

Through the normal course of operations, the Corporation enters into certain contractual obligations and other commitments. These obligations generally relate to funding of operations through debt issuances as well as leases for premises and equipment. As a financial institution, the Corporation routinely enters into commitments to extend credit, including loan commitments and standby letters of credit. The loan commitments are generally expected to settle within three months following September 30, 2003. The outstanding commitments to originate loans or fund commercial and consumer lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. Such commitments are subject to the same credit policies and approval processes accorded to loans made by the Corporation. Mortgage loan commitments include loans in the process of approval for which the Corporation has rate lock commitments. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described.

The following presents the Corporation’s outstanding commitments at September 30, 2003:

(In Thousands)
To fund and purchase:
Single-family fixed-rate mortgage loans	$414,259
Single-family adjustable-rate mortgage loans	546,874
Commercial real estate fixed-rate loans	4,159
Commerical real estate adjustable-rate loans	82,110
Consumer, commercial operating and agricultural loans	23,806
Consumer unused lines of credit	243,420
Commercial unused lines of credit	206,612

Totals - commitments to fund and purchase	$1,521,240

Mandatory forward delivery commitments to sell residential mortgage loans	$852,500

The following presents the Corporation’s contractual obligations at September 30, 2003:

	Long-Term Debt	Lease Obligations	Total
	(In Thousands)
Due September 30:
2004	$39,666	$5,416	$45,082
2005	9,400	6,637	16,037
2006	9,400	3,778	13,178
2007	231,125	2,993	234,118
2008	149,350	2,480	151,830
2009 and thereafter	160,000	19,294	179,294

Totals	$598,941	$40,598	$639,539

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

Item 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Information as of September 30, 2003, concerning the Corporation’s exposure to market risk, which has remained relatively unchanged from December 31, 2002, is incorporated by reference under Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Corporation’s Annual Report on Form 10-K for the Corporation’s year ended December 31, 2002.

Item 4. CONTROLS AND PROCEDURES

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-14 (c) under the Exchange Act) as of September 30, 2003. Based upon such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2003, such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Corporation in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. Any system of controls can only provide reasonable assurance of the objectives the systems are designed to obtain. The Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 5. Other Information

On September 12, 1994, the Corporation and the Bank commenced litigation relating to supervisory goodwill against the United States in the United States Court of Federal Claims seeking to recover monetary relief for the government’s refusal to honor certain contracts that it had entered into with the Bank. The suit alleged that such governmental action constituted a breach of contract and an unlawful taking of property by the United States without just compensation or due process in violation of the Constitution of the United States. The Corporation and the Bank were pursuing alternative damage claims of up to approximately $230 million.

On March 24, 2003, the Corporation received an order from the United States Court of Federal Claims denying its motion for summary judgment seeking to establish liability for breach of contract and granting the United States government’s cross motion seeking to establish no liability for breach of contract with respect to the Corporation’s acquisition of Empire Savings Building and Loan. In the litigation, the Corporation had alleged that with respect to its 1987 acquisition of Empire, the Federal Home Loan Bank Board promised that $190 million of goodwill (the amount by which Empire’s liabilities exceeded its assets) would be included in the Bank’s regulatory capital as well as the $60 million of preferred stock issued by the Bank to fund the acquisition of Empire. Although the Court granted a motion for summary judgment in the lawsuit in favor of the Corporation for a smaller goodwill claim against the United States involving the Corporation’s acquisition of Territory Savings and Loan Association, the Corporation advised the Court that the damages in the Territory claim could not be separated from the damages in the Empire claim and a final judgment was issued by the Court dismissing the Corporation’s lawsuit.

The Corporation and the Bank have determined not to appeal the judgment issued by the United States Court of Federal Claims. As a result, the litigation with respect to Empire and Territory claims has been terminated with no damages being awarded to the Corporation or the Bank. On October 3, 2003, the Corporation filed a Form 8-K under Item 5 regarding this decision.

The Bank also assumed a separate lawsuit in the merger with Mid Continent Bancshares, Inc. against the United States also relating to a supervisory goodwill claim filed by the former Mid Continent. The lawsuit involving Mid Continent is pending. A final summation in the trial was completed during the week of October 26, 2003. A final ruling is anticipated to follow within six months thereafter.

Item 6. Exhibits and Reports on Form 8-K

(a).	Exhibits:

4.4	-	The Corporation hereby agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of the Capital Securities and Debt Securities of the Corporation.

10.23	-	Indenture Dated as of September 25, 2003, Between Commercial Federal Corporation as Issuer and Wilmington Trust Company as Trustee for Floating Rate Junior Subordinated Debt Securities Due 2033.

10.24	-	Guarantee Agreement as of September 25, 2003, by Commercial Federal Corporation and Wilmington Trust Company for the Benefit of the Holders of the Capital Securities of Commercial Federal Capital Trust I.

31.1	-	Chief Executive Officer’s Rule 13a - 14 (a) Certification.

31.2	-	Chief Financial Officer’s Rule 13a - 14 (a) Certification.

32.1	-	Certificate of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b).	Reports on Form 8-K:

On July 24, 2003, the Corporation filed a Form 8-K reporting under Item 12 and Item 7 furnishing its earnings release dated July 24, 2003, for the three and six months ended June 30, 2003.

On August 28, 2003, the Corporation filed a Form 8-K reporting under Item 5 and Item 7 the appointment of Jane E. Miller, Chief Operating Officer and Executive Vice President of the Gallup Organization, to the Board of Directors of the Bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL FEDERAL CORPORATION (Registrant)

Date: November 5, 2003	/s/ David S. Fisher

David S. Fisher, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: November 5, 2003	/s/ Gary L. Matter

Gary L. Matter, Senior Vice President, Controller and Secretary (Principal Accounting Officer)