Form 10-K/A
period 2002-12-31
COMMERCIAL FEDERAL CORP
filed 2004-03-01
CIK 744778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

COMMERCIAL FEDERAL CORPORATION

FORM 10-K/A

DECEMBER 31, 2002

INTRODUCTORY NOTE

The purpose of this Form 10-K/A (Amendment No. 2) is to restate the accompanying consolidated statements of financial condition of Commercial Federal Corporation (the “Corporation”) as of December 31, 2002, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2002, for the six months ended December 31, 2000, and for the year ended June 30, 2000. Subsequent to the issuance of the Corporation’s consolidated financial statements and the filing of its 2002 Annual Report on Form 10-K with the Securities and Exchange Commission, management of the Corporation determined that the accounting for certain components of a bank owned life insurance policy (“BOLI”) was incorrect. The effects of the error (“BOLI adjustment”) were spread over a 12-quarter period beginning with the three months ended December 31, 2000, when the bank owned life insurance policy was first acquired, through the September 30, 2003 quarter. The accounting policy the Corporation previously used resulted in the overstatement of total assets, total stockholders’ equity, other non-interest income and net income by a like amount.

The aggregate effects of this BOLI adjustment were to reduce previously reported net income for 2002 by $1.5 million, to $107.0 million ($2.36 per basic share and $2.33 per diluted share), a decrease of $.03 per basic share and $.04 per diluted share as compared to amounts previously reported; to reduce previously reported net income for 2001 by $877,000, to $96.8 million ($1.94 per basic share and $1.92 per diluted share), a decrease of $.01 per basic and diluted share as compared to amounts previously reported; and for the six months ended December 31, 2000, to increase the previously reported net loss by $4.1 million, to $73.6 million ($1.35 loss per basic and diluted share), increasing the loss per basic and diluted share by $.08 per share as compared to amounts previously reported. Total assets and total stockholders’ equity decreased by $6.4 million, $5.0 million and $4.1 million, respectively, at December 31, 2002, 2001 and 2000, respectively. See Note 1 for additional information on the BOLI adjustment.

The Corporation also restated its consolidated statement of financial condition to (i) reflect mortgage loans eligible for repurchase at the Corporation’s option and without prior authorization from the Government National Mortgage Association (“GNMA”) as loans held for sale and (ii) reclassify the principal amount of mortgage loans actually repurchased from GNMA from other assets to loans held for sale. These GNMA restatements properly reflect loans held for sale at fair value, GNMA loans actually repurchased, and other borrowings for the GNMA optional repurchase loans as of December 31, 2002 and 2001. See Note 1 for additional information on these GNMA loans.

In addition, this restatement reflects other reclassifications the Corporation has made to conform to its 2003 financial statement presentations in the accompanying consolidated statements of financial condition and operations. See Note 1 for additional information on these other reclassifications.

The Corporation issued a press release on January 29, 2004, which it filed as an exhibit to a Current Report Form 8-K on the same date, and stated management’s intention to restate these financial statements. The Corporation is also restating its financial reports for the first three quarters of 2003 as reflected in the Form 10-Q/A’s of the Corporation filed concurrently with this Form 10-K/A.

This Amendment No. 2 on Form 10-K/A makes revisions to Item 1 (Business), Item 5 (Market for Commercial Federal Corporation’s Common Equity and Related Stockholder Matters), Item 6 (Selected Financial Data), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 8 (Financial Statements and Supplementary Data), Item 14 (Controls and Procedures) and Item 15 (Exhibits, Financial Statement Schedules, and Reports on Form 8-K).

The principal effects of these changes on the accompanying financial statements are presented in Note 1 to the Corporation’s consolidated financial statements. For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Corporation has amended and restated in its entirety each item of the Corporation’s Form 10-K for the year ended December 31, 2002, which has been affected by these restatements. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update those disclosures in any way, except as required to reflect the effects of these restatements.

COMMERCIAL FEDERAL CORPORATION

FORM 10-K/A INDEX

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

The assets of the Corporation, on an unconsolidated basis, substantially consist of 100% of the Bank’s common stock. The Corporation has no significant independent source of income, and therefore depends almost exclusively on cash distributions from the Bank to meet its funding requirements. During the calendar year ended December 31, 2002, the Corporation incurred interest expense on its subordinated extendible notes, cumulative trust preferred securities and unsecured term notes and revolving line of credit. Interest was payable monthly on the subordinated extendible notes, and quarterly on the cumulative trust preferred securities, the unsecured term note and the line of credit. On December 31, 2002, the Corporation redeemed the $45.0 million of cumulative trust preferred securities of the CFC Preferred Trust. These securities were callable after May 14, 2002. The redemption price totaling $46.1 million consisted of the $45.0 million plus accrued interest of $1.1 million. In addition, on December 30, 2002, the Corporation entered into a term and revolving credit agreement totaling $104.0 million. This credit facility is in the form of an unsecured, five-year term note due December 31, 2007, totaling $94.0 million and an unsecured revolving note totaling $10.0 million due December 31, 2003, renewable annually. On December 30, 2002, the $94.0 million term note was drawn down to repay the term note due June 30, 2004, for $49.4 million including accrued interest. The remaining proceeds of $44.6 million were used to redeem the 9.375% cumulative trust preferred securities that were paid off in full by the Corporation on December 31, 2002. This term note had an outstanding principal balance of $94.0 million at December 31, 2002. Terms of the note require quarterly principal payments of $2.4 million and quarterly interest payable at a monthly adjustable rate priced at 100 basis points below the lender’s national base rate, or 3.25% at December 31, 2002. For additional information on the debt of the Corporation see Note 14 “Other Borrowings” to the Consolidated Financial Statements that are filed under Item 8 of this Form 10-K/A Annual Report for the year ended December 31, 2002 (the “Report”).

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

At December 31, 2002, the Corporation had assets of $13.1 billion and stockholders’ equity of $750.1 million, and operated 189 branches located in Colorado (44), Iowa (40), Nebraska (40), Kansas (26), Oklahoma (19), Missouri (14) and Arizona (6). The Bank is one of the largest retail financial institutions in the Midwest and, based upon total assets at December 31, 2002, the Corporation was the 8th largest publicly-held thrift institution holding company in the United States. In addition, the Corporation serviced a loan portfolio totaling $15.6 billion at December 31, 2002, with approximately $11.5 billion in loans serviced for third parties and $4.1 billion in loans serviced for the Bank. See “MD&A — General” under Item 7 of this Report.

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

Accounting for Goodwill

Effective January 1, 2002, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which required that the amortization of goodwill cease, and that goodwill be evaluated for impairment at the reporting unit level. No impairment losses were recognized in 2002. For calendar year 2002, amortization of goodwill totaling $7.8 million that would have been recorded prior to the implementation of this statement, was not recorded against current operations. See Note 11 “Intangible Assets” to the Consolidated Financial Statements under Item 8 of this Report for additional information.

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

Segment Reporting

Effective January 1, 2002, the Corporation’s operations were realigned into four lines of business operations for management reporting purposes: Commercial Banking, Mortgage Banking, Retail Banking and Treasury. Before this realignment, the Corporation identified and utilized two lines of business: Community Banking and Mortgage Banking. This realignment was made to allow management to make more well-informed operating decisions, to focus resources to benefit both the Corporation and its customers, and to assess performance and products on a continuous basis. See “MD&A — Operating Results by Segment” under Item 7 of this Report and Note 25 “Segment Information” to the Consolidated Financial Statements under Item 8 of this Report for additional information.

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

Regulatory Capital Compliance

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial position and results of operations. The regulations require the Bank to meet specific capital adequacy guidelines. Prompt corrective action provisions contained in the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) require specific capital ratios to be considered well-capitalized. At December 31, 2002, the Bank exceeded the minimum requirements for the well-capitalized category. As of December 31, 2002, the most recent notification from the OTS categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank’s classification. See “Regulation — Regulatory Capital Requirements” and Note 18 “Regulatory Capital” to the Consolidated Financial Statements under Item 8 of this Report.

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

Additional Information

The Corporation makes its annual, current and quarterly reports available, free of charge, on its corporate web site, www.comfedbank.com, as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. Other information on the Corporation and the Bank are also available on this web site. All information and reports on the Corporation’s web site is not incorporated by reference to this annual report Form 10-K/A.

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

At December 31, 2002, the Corporation’s total loan and mortgage-backed securities portfolio was $10.3 billion, representing 78.3% of its $13.1 billion of total assets. Mortgage-backed securities totaled $1.6 billion at December 31, 2002, representing 15.9% of the Corporation’s total loan and mortgage-backed securities portfolio. The Corporation’s total loan and mortgage-backed securities portfolio was secured primarily by real estate at December 31, 2002.

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

Regulatory guidelines generally limit loans and extensions of credit to one borrower. At December 31, 2002, all loans were within the regulatory limitation of $209.2 million to one borrower.

Composition of Loan Portfolio

The following table sets forth the composition of the Corporation’s loan and mortgage-backed securities portfolios (including loans held for sale and mortgage-backed securities available for sale) as of the dates indicated below. The following table excludes mortgage loans held for sale related to the GNMA optional repurchase program totaling $45.9 million and $44.3 million at December 31, 2002 and 2001, respectively. There were no mortgage loans held for sale related to the GNMA optional repurchase program in periods prior to December 31, 2001. Other than as disclosed below, there were no concentrations of loans which exceeded 10% of total loans at December 31, 2002.

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

For additional information regarding the Corporation’s loan portfolio and mortgage-backed securities, see Note 4 “Mortgage-Backed Securities,” Note 5 “Loans Held for Sale” and Note 6 “Loans Receivable” to the Consolidated Financial Statements under Item 8 of this Report.

The table below sets forth the geographic distribution of the Corporation’s total real estate loan portfolio (excluding mortgage-backed securities, consumer and other loans, and before any reduction for unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan costs, unearned income and allowance for loan losses) as of the dates indicated. The following table excludes mortgage loans held for sale related to the GNMA optional repurchase program totaling $45.9 million and $44.3 million at December 31, 2002 and 2001, respectively. There were no mortgage loans held for sale related to the GNMA optional repurchase program in periods prior to December 31, 2001.

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

The above table excludes mortgage loans held for sale related to the GNMA optional repurchase program totaling $45.9 million at December 31, 2002.

Contractual Principal Repayments

The following table sets forth certain information at December 31, 2002, regarding the dollar amount of all loans and mortgage-backed securities maturing in the Corporation’s portfolio based on contractual terms to maturity. This repayment information excludes scheduled payments or an estimate of possible prepayments. Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less. Since prepayments significantly shorten the average life of loans and mortgage-backed securities, management believes that the following table will bear little resemblance to what will be the actual repayments. Loan balances have not been reduced for (1) unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan costs and allowance for loan losses or (2) nonperforming loans. The following table excludes mortgage loans held for sale related to the GNMA optional repurchase program totaling $45.9 million at December 31, 2002.

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

The following table sets forth the amount of all loans and mortgage-backed securities due after December 31, 2003 (January 1, 2004, and thereafter), which have fixed interest rates and those which have adjustable interest rates. These loans and mortgage-backed securities have not been reduced for (1) unamortized premiums (net of discounts), undisbursed loan proceeds, deferred loan costs and allowance for loan losses or (2) nonperforming loans. The following table excludes mortgage loans held for sale related to the GNMA optional repurchase program totaling $45.9 million at December 31, 2002.

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

Fixed-rate residential mortgage loans generally are originated with terms of 15 and 30 years and are amortized on a monthly basis with principal and interest due each month. Adjustable-rate residential mortgage loans are also originated with terms of 15 and 30 years. However, certain adjustable-rate loans contain provisions which permit the borrower, at the borrower’s option, to convert at certain periodic intervals over the life of the loan to a long-term fixed-rate loan. The adjustable-rate loans generally have interest rates which are scheduled to adjust at six and 12 month intervals based upon various indices, including the Treasury Constant Maturity Index or the Eleventh District Federal Home Loan Bank Cost of Funds Index. The amount of any such interest rate increase is limited to one or two percentage points annually and four to six percentage points over the life of the loan. Certain adjustable-rate loans are also offered which have interest rates fixed over annual periods ranging from two through seven years, in addition to ten years, with such loans repricing annually after the fixed interest-rate term. The Corporation applies its underwriting criteria to such loans based on the amount of the loan for which the borrower could qualify at the indexed rate. At December 31, 2002, approximately .90%, or $43.9 million, of the Corporation’s residential real estate loan portfolio was 90 days or more delinquent compared to .99%, or $49.9 million, at December 31, 2001.

Construction Loans

During the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, and the fiscal year ended June 30, 2000, the Corporation originated $792.3 million, $728.4 million, $342.1 million and $608.1 million, respectively, of construction loans. The Corporation conducts its construction lending operations in its primary market areas and Las Vegas, Nevada. The residential construction lending operations, which loans are subject to prudent credit review and other underwriting standards and procedures, are expected to continue to increase over prior periods. At December 31, 2002, approximately ..52%, or $2.3 million, of the Corporation’s residential construction loan portfolio was 90 days or more delinquent compared to .53%, or $3.0 million, at December 31, 2001.

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

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Corporation, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. At December 31, 2002, approximately .48%, or $8.1 million, of the Corporation’s consumer loans are 90 days or more delinquent compared to .44%, or $6.9 million, at December 31, 2001.

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

During the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, and the fiscal year ended June 30, 2000, the Corporation sold an aggregate of $3.4 billion, $2.7 billion, $2.3 billion and $762.1 million, respectively, in mortgage loans. These sales resulted in net realized gains during calendar years 2002 and 2001 totaling $28.5 million and $4.8 million, respectively, and net losses of $18.0 million and $110,000, respectively, during the six months ended December 31, 2000, and the fiscal year ended June 30, 2000. Of the amount of mortgage loans sold during the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, and fiscal year 2000, $3.3 billion, $2.3 billion, $2.2 billion and $742.4 million, respectively, were sold in the secondary market, and the remaining balances were sold to other institutional investors. At December 31, 2002, the carrying value of loans held for sale totaled $914.5 million compared to $381.4 million at December 31, 2001.

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

Loan Activity

The following table sets forth the Corporation’s loan and mortgage-backed securities activity for the periods as indicated:

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
	(In Thousands)
Originations:
Real estate loans-
Residential loans	$1,601,121	$1,201,279	$357,465	$672,295
Construction loans	792,290	728,432	342,102	608,145
Commercial real estate and land loans	805,639	768,578	291,237	346,979
Consumer and other loans	1,058,210	1,343,577	530,862	1,289,878

Loans originated	$4,257,260	$4,041,866	$1,521,666	$2,917,297

Purchases:
Mortgage loans-
Residential loans	$3,613,275	$2,613,945	$718,495	$1,697,395
Bulk residential loan purchases	—	—	—	207,494
Commercial loans	—	19,075	9,968	51,267
Mortgage-backed securities	818,299	1,074,215	909,599	160,073

Loans purchased	$4,431,574	$3,707,235	$1,638,062	$2,116,229

Securitizations:
Mortgage loans securitized into mortgage-backed securities held by the Bank	$76,947	$41,910	$3,543	$42,635

Sales:
Mortgage loans	$3,361,384	$2,736,379	$2,282,895	$762,070
Mortgage-backed securities	50,739	93,281	549,834	—

Loans sold	$3,412,123	$2,829,660	$2,832,729	$762,070

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

The Corporation receives fees for servicing mortgage loans for others, ranging generally from .18% to ..57% per annum on the declining principal balances of the loans. The average service fee collected by the Corporation was .33%, .35%, .36% and .39%, respectively, for the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, and the fiscal year ended June 30, 2000. The Corporation’s servicing portfolio is subject to reduction primarily by reason of normal amortization and prepayment of outstanding mortgage loans. In general, the value of the Corporation’s loan servicing portfolio may also be adversely affected as mortgage interest rates decline and loan prepayments increase. It is expected that income generated from the Corporation’s loan servicing portfolio also will decline in such an environment. This negative effect on the Corporation’s income may be offset somewhat by a rise in origination and servicing fee income attributable to new loan originations, which historically have increased in periods of low mortgage interest rates. The weighted average mortgage loan note rate of the Corporation’s servicing portfolio at December 31, 2002, was 6.82% compared to 7.16% at December 31, 2001.

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

The Corporation’s nonperforming assets totaled $114.0 million at December 31, 2002, a decrease of $17.5 million, or 13.3%, compared to December 31, 2001. This decrease is due to decreases totaling $10.7 million in nonperforming loans, $5.2 million in foreclosed real estate and $1.6 million in troubled debt restructurings. At December 31, 2001, nonperforming assets totaled $131.5 million, an increase of $17.7 million, or 15.6%, compared to December 31, 2000. This increase is the result of a net increase totaling $19.2 million in foreclosed real estate partially offset by net decreases in troubled debt restructurings and nonperforming loans totaling $1.2 million and $299,000, respectively. At December 31, 2000, nonperforming assets totaled $113.8 million, an increase of $25.1 million, or 28.3% compared to June 30, 2000, primarily as a result of an increase of $29.9 million in nonperforming loans partially offset by decreases of $3.6 million in foreclosed real estate and $1.1 million in troubled debt restructurings. For a discussion of the major components of the changes in nonperforming assets at December 31, 2002, compared to December 31, 2001, see “MD&A — Provision for Loan Losses” under Item 7 of this Report.

The following table sets forth information with respect to the Corporation’s nonperforming assets as follows:

	December 31,			June 30,
	2002	2001	2000	2000	1999	1998
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis: (1)
Real estate—
Residential (2)	$46,394	$52,792	$68,978	$37,535	$49,061	$43,212
Commercial	17,890	23,423	4,446	2,550	12,220	1,369
Consumer and other loans	8,130	6,929	10,019	13,466	8,734	4,785

Total nonperforming loans	72,414	83,144	83,443	53,551	70,015	49,366

Foreclosed real estate:
Commercial	2,550	8,762	10,198	12,862	8,880	8,945
Residential	37,458	36,446	15,824	16,803	14,384	8,821

Total	40,008	45,208	26,022	29,665	23,264	17,766

Troubled debt restructurings: (3)
Commercial	1,547	3,057	4,195	5,259	9,534	3,524
Residential	—	84	90	172	195	778

Total	1,547	3,141	4,285	5,431	9,729	4,302

Nonperforming assets	$113,969	$131,493	$113,750	$88,647	$103,008	$71,434

Nonperforming loans to loans receivable (4)	.93%	1.02%	.96%	.52%	.75%	.65%
Nonperforming assets to total assets	.87%	1.02%	.91%	.64%	.81%	.69%
Allowance for loan losses	$106,291	$102,451	$83,439	$70,556	$80,419	$64,757
Allowance for loan losses to:
Loans receivable (4)	1.36%	1.25%	.96%	.69%	.86%	.85%
Total nonperforming assets	93.26%	77.91%	73.35%	79.59%	78.07%	90.65%
Total nonperforming loans	146.78%	123.22%	100.00%	131.75%	114.86%	131.18%
Nonresidential nonperforming assets	352.93%	242.94%	289.14%	206.68%	204.28%	347.73%

(1)	Excluding credit card loans, no interest income was recorded on loans contractually past due 90 days or more during the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, or during the fiscal years ended June 30, 2000, 1999 and 1998. Had these nonaccruing loans, excluding credit card loans, been current in accordance with their original terms and outstanding throughout this year or since origination, the Corporation would have recorded gross interest income on these loans totaling $6.5 million, $6.4 million, $5.3 million, $3.8 million, $4.2 million and $4.3 million, respectively, during the aforementioned periods. Credit card loans continue to accrue interest up to 120 days past due at which point the credit card loan balances plus accrued interest are charged off.

(2)	Nonperforming residential real estate loans at December 31, 2001 and 2000, and June 30, 2000, have been restated due to a change in determining past due loans. During 2002, the Corporation changed its method of determining delinquent residential real estate loans to a method where the number of days past due are determined by the number of contractually delinquent loan payments. Previous to this change, the Corporation utilized a methodology where the loan system converted monthly loan payments missed on a loan to days past due. This change in determining these delinquent loans conforms the Corporation’s reporting with the Bank’s regulatory thrift financial reporting. This change in methods reduced nonperforming residential real estate loans previously reported by $10.7 million, $12.4 million and $11.5 million, respectively, at December 31, 2001 and 2000, and June 30, 2000. The June 30, 1999 and 1998, balances have not been restated.
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

(4)	Ratios are calculated based on the net book value of loans receivable before deducting allowance for loan losses at the respective dates. Excludes loans held for sale.
The preceding table excludes nonperforming loans held for sale totaling $32.0 million and $37.9 million, respectively, at December 31, 2002 and 2001, related to the GNMA optional repurchase program. There were no nonperforming loans held for sale at December 31, 2000, and June 30, 2000, 1999 and 1998. Loans held for sale are accounted for at the lower of aggregate cost or market value, with valuation changes included as adjustments to gain or loss on the sale of these loans.

The geographic concentration of nonperforming loans as of the dates indicated was as follows:

	December 31,			June 30,
State	2002	2001	2000	2000	1999	1998
	(In Thousands)
Iowa	$9,716	$8,589	$11,367	$12,135	$6,111	$4,013
Oklahoma	9,622	2,440	3,000	2,070	3,568	3,178
Kansas	9,074	15,542	5,528	3,966	15,552	6,030
Nevada	6,650	10,122	23,932	1,656	1,651	1,198
Nebraska	3,525	5,028	2,999	2,140	2,455	2,595
Maryland	3,134	3,667	2,925	3,334	2,712	2,258
Florida	3,093	2,999	3,422	3,628	4,356	1,502
Colorado	2,242	5,527	1,725	1,712	2,646	4,065
Texas	2,058	2,236	1,304	1,524	1,378	2,028
Arizona	1,953	2,423	1,111	572	450	1,195
Alabama	1,939	2,075	1,741	1,145	863	1,307
Virginia	1,901	1,741	1,864	2,126	1,691	1,479
Ohio	1,852	1,986	2,651	2,271	1,818	722
Georgia	1,686	2,854	3,127	2,036	2,752	2,127
North Carolina	1,314	656	1,479	1,056	907	293
Missouri	1,296	1,841	1,433	900	3,241	1,944
Illinois	1,209	1,048	1,212	866	1,325	1,579
California	1,100	1,159	2,505	2,082	3,988	3,377
Pennsylvania	671	943	646	814	844	852
Minnesota	633	804	499	313	590	1,004
Michigan	527	442	471	497	725	310
Washington	473	830	588	509	690	182
Connecticut	365	1,013	432	253	605	752
New Jersey	361	556	934	972	1,414	1,277
New York	276	457	980	771	686	671
Other states	5,744	6,166	5,568	4,203	6,997	3,428

Nonperforming loans	$72,414	$83,144	$83,443	$53,551	$70,015	$49,366

Nonperforming loans at December 31, 2002, consisted of the following types and number of loans:

	Amount	Number of Loans
	(Dollars in Thousands)
Residential real estate loans	$43,939	750
Commercial real estate loans	15,306	40
Residential construction loans	2,243	10
Commercial construction loans	2,796	3
Consumer loans	4,820	467
Agricultural loans	1,865	23
Commercial and other operating loans	1,334	28
Small business loans	111	3

	$72,414	1,324

The geographic concentration of foreclosed real estate as of the dates indicated was as follows:

	December 31,			June 30,
State	2002	2001	2000	2000	1999	1998
	(In Thousands)
Nevada	$22,182	$21,892	$167	$333	$657	$138
Iowa	2,799	2,167	1,905	2,016	3,595	1,345
Missouri	2,427	4,593	4,147	8,725	4,811	465
Kansas	1,980	1,580	6,997	5,753	1,809	1,876
Nebraska	1,685	1,691	944	796	1,196	5,417
Illinois	1,465	1,539	1,955	2,179	2,069	373
Oklahoma	1,257	955	770	1,913	1,292	1,299
Georgia	694	1,051	451	386	301	140
Colorado	591	444	791	1,119	2,768	2,825
Florida	583	702	1,410	1,422	1,180	297
Arizona	462	4,417	401	171	582	—
Maryland	446	823	839	531	471	1,315
Ohio	345	706	967	550	678	—
Pennsylvania	199	336	79	126	377	111
Minnesota	89	78	99	163	627	456
New Jersey	80	21	269	102	122	317
Indiana	68	62	431	559	395	29
California	67	69	443	626	1,098	52
Texas	5	9	525	503	85	445
Other states	2,584	2,073	2,432	1,917	2,224	1,338
Reserves	—	—	—	(225)	(3,073)	(472)

Foreclosed real estate	$40,008	$45,208	$26,022	$29,665	$23,264	$17,766

At December 31, 2002, foreclosed real estate totaling $40.0 million (432 properties) consisted of residential real estate totaling $37.5 million (418 properties) or 93.6% of the total and commercial real estate totaling $2.5 million (14 properties). The real estate located in Nevada primarily consists of a residential master planned community property totaling $22.2 million at December 31, 2002. The Corporation continues to develop and manage this property while listing such property for sale.

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

The Corporation’s policy is to charge-off loans or portions thereof against the allowance for loan losses in the period in which loans or portions thereof are determined to be uncollectable. When the Corporation records charge-offs on these loans, it typically also begins the foreclosure process of taking possession of the real estate which served as collateral for such loans. A majority of the Corporation’s loans are collateralized by residential or commercial real estate. Therefore, the collectibility of such loans is susceptible to changes in prevailing real estate market conditions and other factors which can cause the fair value of the collateral to decline below the loan balance. Recoveries of loan charge-offs occur when the loan payments are received on the deficient loan in excess of the remaining recorded book balance of the loan. Upon foreclosure and conversion of the loan into foreclosed real estate, the Corporation may realize income to real estate operations through the disposition of such real estate when the sale proceeds exceed the carrying value of the real estate.

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

The following table sets forth the activity in the Bank’s allowance for loan losses for the periods as indicated:

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30,
	2002	2001		2000	1999	1998
	(Dollars in Thousands)
Allowance for loan losses at beginning of year	$102,451	$83,439	$70,556	$80,419	$64,757	$60,929
Loans charged-off:
Single-family residential	(4,743)	(2,405)	(909)	(1,874)	(2,542)	(2,838)
Multi-family residential and commercial real estate	(8,247)	(1,054)	(2,564)	(1,938)	(71)	—
Consumer and other	(19,703)	(21,615)	(13,435)	(20,350)	(13,147)	(11,319)

Loans charged-off	(32,693)	(25,074)	(16,908)	(24,162)	(15,760)	(14,157)

Recoveries:
Single-family residential	—	6	9	81	210	254
Multi-family residential and commercial real estate	60	—	—	5	—	2,822
Consumer and other	5,615	5,312	2,539	5,747	3,464	1,740

Recoveries	5,675	5,318	2,548	5,833	3,674	4,816

Net loans charged-off	(27,018)	(19,756)	(14,360)	(18,329)	(12,086)	(9,341)
Provision charged to operations	31,002	38,945	27,854	13,760	12,400	13,853
Activity of combining companies to convert to June 30 fiscal year	—	—	—	—	—	390
Allowances acquired in acquisitions	—	—	—	—	17,307	1,273
Change in estimate of allowance for bulk purchased loans	(144)	(172)	(87)	(5,294)	(1,959)	(2,324)
Charge-off to allowance for bulk purchased loans	—	—	(28)	—	—	(23)
Charge-off to allowance on sale of securitized loans	—	(5)	(496)	—	—	—

Allowance for loan losses at end of year	$106,291	$102,451	$83,439	$70,556	$80,419	$64,757

Ratio of net loans charged-off to average loans receivable outstanding during the period	.34%	.23%	.14%	.19%	.14%	.13%

Average balance of outstanding loans receivable	$7,951,229	$8,440,881	$10,049,346	$9,710,022	$8,736,470	$7,441,677

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

For further information regarding the Corporation’s investment securities, see Note 3 “Investment Securities” to the Consolidated Financial Statements under Item 8 of this Report.

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

For additional information on the Corporation’s deposits, see Note 12 “Deposits” to the Consolidated Financial Statements under Item 8 of this Report.

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

At December 31, 2002, the Corporation had advances totaling $4.8 billion from the FHLB at interest rates ranging from 1.35% to 7.69% and at a weighted average rate of 4.66%. At December 31, 2001, and December 31, 2000, such advances from the FHLB totaled $4.9 billion and $3.6 billion, respectively, at weighted average rates of 4.76% and 6.41%. Fixed-rate advances totaling $1.7 billion at December 31, 2002, with a weighted average rate of 5.29% are convertible into adjustable-rate advances at the option of the FHLB with call dates ranging from January 2003 to March 2003. Such convertible advances all have scheduled maturities due over five years. See Note 15 “Derivative Financial Instruments” to the Consolidated Financial Statements under Item 8 of this Report for additional information relating to the Corporation’s hedging strategies for the management of interest rate risk involving FHLB advances.

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

For additional information on the Corporation’s FHLB advances, securities sold under agreements to repurchase and other borrowings, see Note 13 “Advances from the Federal Home Bank” and Note 14 “Other Borrowings” to the Consolidated Financial Statements under Item 8 of this Report.

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

Subsidiaries

The Bank is permitted to invest an amount equal to 2.0% of its consolidated regulatory assets in capital stock and secured and unsecured loans in its service corporations, and an amount equal to an additional 1.0% of its consolidated regulatory assets when such additional investment is used for community development purposes. In addition, federal savings institutions meeting regulatory capital requirements and certain other tests may invest up to 50.0% of their regulatory core capital in conforming first mortgage loans to service corporations. Under such limitations, at December 31, 2002, the Bank was allowed to invest up to $384.0 million in the stock of, or loans to, service corporations (based upon the 3.0% limitation). As of December 31, 2002, the Bank’s investment in capital stock in its service corporations and their wholly-owned subsidiaries was $8.4 million.

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

Regulatory Capital Requirements

At December 31, 2002, the Bank exceeded all minimum regulatory capital requirements mandated by the OTS. The following table sets forth information relating to the Bank’s regulatory capital compliance at December 31, 2002:

	Actual	Requirement		Excess
	(Dollars in Thousands)
Bank’s stockholder’s equity	$827,053
Add accumulated losses on certain available for sale securities and cash flow hedges, net	103,422
Less intangible assets	(185,082)
Less investments in non-includable subsidiaries	(8,766)

Tangible capital	$736,627

Tangible capital to adjusted assets (1)	5.75%	1.50%		4.25%

Tangible capital	$736,627
Plus certain restricted amounts of other intangible assets	1,413
Less disallowed portion of mortgage servicing rights	(9,591)

Core capital (Tier 1 capital)	$728,449

Core capital to adjusted assets (2)	5.69%	3.00	%(3)	3.69%

Core capital	$728,449
Less equity investments and other assets required to be deducted	(13,286)
Plus qualifying subordinated debt	50,000
Plus qualifying loan loss allowances	99,508

Risk-based capital (Total capital)	$864,671

Risk-based capital to risk-weighted assets (4)	10.87%	8.00%		2.87%

(1)	Based on adjusted total assets totaling $12,806,808.
(2)	Based on adjusted total assets totaling $12,798,629.
(3)	This is the minimum percentage requirement for institutions that are not anticipating or experiencing significant growth and have well-diversified risks, including minimal interest rate risk exposure, excellent asset quality, high liquidity and stable and sufficient earnings. For all other institutions the minimum required ratio is 4.00%.
(4)	Based on risk-weighted assets totaling $7,957,705.

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

	Tier 1 Capital to Adjusted Total Assets	Tier 1 Capital to Risk- Weighted Assets	Total Capital to Risk- Weighted Assets
Percentage of adjusted assets	5.69%	9.15%	10.87%
Minimum requirements to be classified well-capitalized	5.00%	6.00%	10.00%

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

Core capital consists of tangible capital plus restricted amounts of certain grandfathered intangible assets, purchased credit card relationships and mortgage and non-mortgage servicing rights. The Bank’s core capital totaling $728.4 million at December 31, 2002, includes $1.4 million of restricted amounts of certain intangible assets (core value of deposits) reduced by $9.6 million for the disallowed portion of mortgage servicing rights.

Risk-based capital is comprised of core capital and supplementary capital. Supplementary capital consists of certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the Bank’s loan loss allowances. The portion of the allowances for loan losses includable in supplementary capital is limited to 1.25% of risk-weighted assets and totaled $99.5 million at December 31, 2002. Qualifying subordinated debt is included in supplementary capital and totaled $50.0 million at December 31, 2002. Supplementary capital at December 31, 2002, was required to be reduced by the amount of land the Bank acquired for investment purposes. Therefore, a total of $13.3 million in real estate held for investment was required to be deducted at December 31, 2002, in determining risk-based capital.

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

If the Bank satisfies the test, it will continue to enjoy full borrowing privileges from the FHLB of Topeka. If it does not satisfy the test it may lose it borrowing privileges and be subject to activities and branching restrictions applicable to national banks. Compliance with the QTL test is measured on a monthly basis and the Bank must meet the test in nine out of every 12 months. As of December 31, 2002, the Bank was in compliance with the QTL test with approximately 72.14% of the Bank’s portfolio assets invested in Qualified Thrift Investments.

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

The Bank is currently required to file an application to the OTS prior to paying a capital distribution. During calendar year 2002 the Bank recorded net income of approximately $113.3 million and made capital distributions totaling $85.0 million. Total distributions exceeded the Bank’s retained net income for calendar year 2002 plus the preceding two years (the “retained net income standard”) by $226.3 million. Despite the above authority, the OTS may prohibit any savings institution from making a capital distribution if the OTS determined that the distribution constituted an unsafe or unsound practice. Furthermore, under the OTS’s prompt corrective action regulations the Bank would be prohibited from making any capital distributions if, after making the distribution, the Bank would not satisfy its minimum capital requirements.

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

The State of Nebraska imposes a franchise tax on all financial institutions. Under the franchise tax, the Bank cannot join in the filing of a consolidated return with the Corporation (which is filed separately). The Bank is assessed at a rate of $.47 per $1,000 of average deposits. The franchise tax is limited to 3.81% of the Bank’s income before tax (including subsidiaries) as reported on the Bank’s consolidated books and records. The Corporation also pays franchise or state income taxes in a number of jurisdictions in which the Corporation or its subsidiaries conduct business. For further information regarding federal and state income taxes payable by the Corporation, see Note 16 “Income Taxes” to the Consolidated Financial Statements under Item 8 of this Report.

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

Cash dividends declared for calendar year 2002 totaled $15.8 million, or $.35 per common share, compared to $15.2 million, or $.31 per common share, for calendar year 2001. For information regarding the payment of future dividends and any possible restrictions see “MD&A — Liquidity and Capital Resources” under Item 7 of this Report and Note 17 “Stockholders’ Equity and Regulatory Restrictions” to the Consolidated Financial Statements under Item 8 of this Report.

ITEM 6.    SELECTED FINANCIAL DATA

All periods presented in the following table have been restated as described in Note 1 “Restatement and Reclassification of Financial Statements” to the Consolidated Financial Statements under Item 8 of this Report.

	Year Ended December 31,		Six Months Ended December 31, 2000 (1)	Year Ended June 30,
	2002	2001		2000	1999	1998
	(Dollars in Thousands Except Per Share Data)
Interest income	$777,053	$871,374	$498,732	$927,690	$839,354	$757,688
Interest expense	449,325	563,945	344,297	585,549	507,021	477,389

Net interest income	327,728	307,429	154,435	342,141	332,333	280,299
Provision for loan losses	(31,002)	(38,945)	(27,854)	(13,760)	(12,400)	(13,853)
Retail fees and charges	55,279	53,519	25,650	43,230	36,740	30,284
Loan servicing fees, net	8,099	22,680	12,104	25,194	22,961	24,523
Mortgage servicing rights valuation adjustment	(60,417)	(19,058)	(583)	—	—	—
Gain (loss) on sales of securities and changes in fair values of derivatives, net	40,583	15,422	(69,462)	—	4,376	3,765
Gain (loss) on sales of loans	36,173	8,739	(18,023)	(110)	3,423	3,092
Bank owned life insurance	12,654	12,986	(3,370)	—	—	—
Other operating income	28,067	27,235	12,123	33,613	22,605	23,735
General and administrative expenses	260,070	234,483	151,017	252,019	238,684	204,262
Amortization of core value of deposits	6,368	7,211	3,903	8,563	8,984	5,954
Amortization of goodwill	—	8,134	4,250	8,673	6,718	1,860

Income (loss) before income taxes and cumulative effect of change in accounting principle	150,726	140,179	(74,150)	161,053	155,652	139,769
Income tax provision (benefit)	43,723	43,374	(19,691)	55,269	63,260	52,356

Income (loss) before cumulative effect of change in accounting principle	107,003	96,805	(54,459)	105,784	92,392	87,413
Cumulative effect of change in accounting principle, net (2)	—	—	(19,125)	(1,776)	—	—

Net income (loss)	$107,003	$96,805	$(73,584)	$104,008	$92,392	$87,413

Earnings (loss) per common share: (3)
Income (loss) before cumulative effect of change in accounting principle	$2.33	$1.92	$(1.00)	$1.82	$1.54	$1.52
Cumulative effect of change in accounting principle, net (2)	—	—	(.35)	(.03)	—	—

Net income (loss)	$2.33	$1.92	$(1.35)	$1.79	$1.54	$1.52

Dividends declared per common share	$.35	$.31	$.14	$.28	$.25	$.21

Other data:
Net interest rate spread	2.76%	2.59%	2.46%	2.67%	2.85%	2.62%
Net yield on interest-earning assets	2.74%	2.62%	2.44%	2.78%	2.99%	2.88%
Return on average total assets	.81%	.75%	(1.07)%	.77%	.77%	.85%
Return on average total stockholders’ equity	14.10%	12.12%	(16.19)%	10.85%	9.95%	10.96%
Dividend payout ratio	15.02%	16.15%	n/a	15.36%	16.23%	13.95%
Total number of branches at end of period	189	196	241	255	256	195

(Continued on next page)

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30,
	2002	2001		2000	1999	1998
	(Dollars in Thousands Except Per Share Data)
Total assets	$13,092,932	$12,902,994	$12,536,221	$13,793,038	$12,775,462	$10,399,229
Investment securities	1,296,050	1,150,345	771,137	993,167	946,571	673,304
Mortgage-backed securities	1,632,622	1,829,728	1,514,510	1,220,138	1,282,545	1,091,849
Loans receivable, net	8,617,490	8,447,740	8,893,374	10,407,692	9,326,393	7,857,276
Intangible assets	185,082	191,450	207,427	230,850	252,677	77,186
Deposits	6,439,041	6,396,522	7,694,486	7,330,500	7,655,415	6,558,207
Advances from Federal Home Loan Bank	4,848,997	4,939,056	3,565,465	5,049,582	3,632,241	2,379,182
Other borrowings	621,192	526,582	175,343	206,026	353,897	444,968
Stockholders’ equity	750,100	729,694	859,656	987,978	966,883	861,195
Book value per common share	16.57	15.87	16.16	17.67	16.22	14.67
Regulatory capital ratios of the Bank:
Tangible capital	5.75%	5.54%	6.48%	6.55%	6.97%	7.88%
Core capital (Tier 1 capital)	5.69%	5.56%	6.51%	6.59%	7.05%	7.99%
Risk-based capital—
Tier 1 capital	9.15%	9.47%	10.80%	11.74%	12.74%	14.58%
Total capital	10.87%	11.37%	11.79%	12.59%	13.70%	15.49%

(1)	In 2000, the Corporation changed its year end to December 31 from June 30.
(2)	Represents the cumulative effect of the change in method of accounting for derivative instruments and hedging activities, net of income tax benefit, for the six months ended December 31, 2000, and for start-up and organizational costs, net of income tax benefit, for the fiscal year ended June 30, 2000.
(3)	All periods presented are based on diluted earnings (loss) per share. The conversion of stock options for the six months ended December 31, 2000, is not assumed since the Corporation incurred a loss from operations. As a result, for the six months ended December 31, 2000, the diluted loss per share is computed the same as the basic loss per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Restatement

Subsequent to the issuance of the Corporation’s December 31, 2002, consolidated financial statements and the filing of its Annual Report on Form 10-K with the Securities and Exchange Commission, management determined that the accounting for certain components of a bank owned life insurance policy was incorrect. This restatement also adjusts for mortgage loans held for sale related to the GNMA optional repurchase program. In addition, this restatement reflects other reclassifications the Corporation has made to conform to the 2003 financial statement presentations. See Note 1 for additional information. The Corporation’s MD&A has been revised to reflect the effects of this restatement.

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

Net income for the year ended December 31, 2002 was $107.0 million, or $2.33 per diluted share. Net income for 2002 includes pre-tax gains on the sales of available-for-sale securities totaling $35.9 million and mortgage loans totaling $36.2 million. These net gains were substantially offset by the valuation adjustment losses totaling $60.4 million in the mortgage servicing rights portfolio incurred during 2002. The gains on the sales of mortgage loans were the result of the Corporation taking advantage of pricing opportunities on its loans resulting from historically low interest rates and unprecedented loan demand during 2002. These low interest rates in 2002 significantly affected mortgage loan pay-downs which in turn increased the amortization expense of mortgage servicing rights and impacted the valuation allowances for impairment losses of mortgage servicing rights. Results for 2002 also included the implementation of SFAS No. 142 requiring that the amortization of goodwill cease beginning January 1, 2002. Also under this statement, goodwill was evaluated for transitional impairment as of January 1, 2002, and thereafter must be evaluated at least annually for impairment. The Corporation performed the transitional valuation as of January 1, 2002, and the annual valuation as of October 1, 2002. No impairment loss was recognized as a result of the transitional or annual valuation tests. See Note 11 “Intangible Assets” to the Consolidated Financial Statements under Item 8 of this Report for the pro forma effect on operations for prior periods excluding the amortization of goodwill pursuant to SFAS No. 142.

In 2000, the Corporation changed its year end to December 31 from June 30. A December 31 year aligned the Corporation with the financial industry from a reporting perspective and facilitated comparisons with industry norms. In August 2000, management implemented a number of key strategic initiatives designed to improve the Corporation’s financial performance. These changes continued in 2001, focusing not only on revenue enhancement and cost reduction, but also on an executive management restructing aimed at designing and implementing changes to build the Corporation’s commercial banking business and enhancing shareholder value. These key initiatives included a complete balance sheet review, a thorough assessment of the Bank’s delivery and servicing systems, the sale of an underperforming leasing company and a management restructuring. The balance sheet restructuring was completed during the six months ended December 31, 2000. The remainder of the August 2000 initiatives were substantially completed in 2001. These actions transitioned the Corporation into 2001 with improved operating margins, a more compact and stable balance sheet to generate future growth under all types of operating environments, improved operating efficiencies and a stronger management team.

Net income for the calendar year ended December 31, 2001, was $96.8 million, or $1.92 per diluted share. Net income for 2001 includes $15.6 million in net gains ($10.1 million after-tax, or $.20 per diluted share) relating to the completion of the August 2001 initiatives. These net gains, recorded as a credit to the expense category “exit costs and termination benefits,” are primarily the result of the Corporation realizing pre-tax gains on the sales of 34 branches sold during 2001 ($18.3 million pre-tax) partially offset by severance costs associated with right-sizing branch personnel and expenses to close branches ($2.0 million pre-tax) and expenses to exit leasing operations ($754,000 pre-tax). The Corporation also realized pre-tax gains on the sales of available-for-sale securities totaling $18.3 million recognized primarily to offset the valuation adjustment losses totaling $19.1 million in the mortgage servicing rights portfolio incurred during 2001.

The Corporation incurred a net loss of $73.6 million, or $1.35 loss per diluted share, including the cumulative effect of a change in accounting principle, for the six months ended December 31, 2000. This net loss reflects the implementation of the August 2000 key strategic initiatives and the implementation of Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). For the six months ended December 31, 2000, implementation of these initiatives resulted in losses and expenses totaling approximately $112.2 million, or $77.1 million after-tax ($1.41 per diluted share). The losses and expenses totaling $112.2 million consisted of exit costs and terminations benefits totaling $25.8 million ($21.1 million after-tax), net losses on the sales of securities totaling $30.0 million ($19.4 million after-tax), loss on the sale of securitized mortgage loans totaling $18.2 million ($11.8 million after-tax) and losses on the termination of interest rate swap agreements totaling $38.2 million ($24.8 million after-tax). See Note 21 “Exit Costs and Termination Benefits” to the Consolidated Financial Statements under Item 8 of this Report for additional information. The effect of adopting the provisions of SFAS No. 133 was to record a net charge totaling $19.1 million, net of income tax benefits of $10.3 million, or $.35 per diluted share, as a cumulative effect of a change in accounting principle. See Note 23 “Cumulative Effect of Change in Accounting Principle” to the Consolidated Financial Statements under Item 8 of this Report for additional information.

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

Critical Accounting Policies

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and disclosures included within this Form 10-K/A Annual Report, are based on the Corporation’s audited consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

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

A majority of the Corporation’s loans are collateralized by residential or commercial real estate. Therefore, the collectibility of such loans is susceptible to changes in prevailing real estate market conditions and other factors which can cause the fair value of the collateral to decline below the loan balance. When the Corporation records charge-offs on these loans, it also begins the foreclosure process of taking possession of the real estate which served as collateral for such loans. Recoveries of loan charge-offs occur when loan payments are received on the deficient loan in excess of the remaining recorded book balance of the loan. Upon foreclosure and conversion of the loan into foreclosed real estate, the Corporation may realize income as a component of real estate operations through the disposition of such real estate when the sale proceeds exceed the carrying value of the real estate.

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

Mortgage Servicing Rights

Mortgage servicing rights are established based on the cost of acquiring the right to service mortgage loans or the allocated fair value of servicing rights retained on loans originated by the Bank and subsequently sold in the secondary market. These costs are initially capitalized and then amortized proportionately over the period based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the mortgage servicing rights. Projected net servicing income is determined on the basis of the estimated future balance of the underlying mortgage loan portfolio which decreases over time from scheduled loan amortization and prepayments. The Corporation estimates future prepayment rates based on relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience, as well as current interest rate levels, market forecasts and other economic conditions. The Corporation reports mortgage servicing rights at the lower of amortized cost or fair value. The fair value of mortgage servicing rights is determined based on the present value of estimated expected future cash flows, using assumptions as to current market discount rates and loan prepayment speeds. Mortgage servicing rights are stratified by loan type and interest rate for purposes of impairment measurement. Loan types include fixed and adjustable-rate government and conventional mortgage loans. Impairment losses are recognized to the extent the unamortized mortgage servicing rights for each stratum exceed the current fair value of that stratum. Impairment losses by stratum are recorded as reductions in the carrying value of the asset through a valuation allowance with a corresponding reduction to total other income. Individual allowances for each stratum are adjusted in subsequent periods to reflect changes in impairment. Valuation adjustments for impairment losses totaling $60,417,000, $19,058,000 and $583,000, respectively, were recorded during the years ended December 31, 2002 and 2001, and the six months ended December 31, 2000. Valuation allowances totaling $80.1 million, $19.6 million and $583,000, respectively, were outstanding at December 31, 2002, 2001 and 2000. Mortgage servicing rights, net of the valuation allowance, totaled $88.4 million at December 31, 2002, compared to $114.1 million and $109.3 million, respectively, at December 31, 2001 and 2000. As part of its overall strategy to manage the level of exposure to the risk of interest rates adversely affecting the value of mortgage servicing rights, the Corporation uses interest rate floor agreements to protect the value of the mortgage servicing rights. Additionally, the Corporation partially offsets reductions in the fair value of mortgage servicing rights through the recognition of gains on the sales of available-for-sale securities.

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

Segment Reporting

Operating Results by Segment

Effective January 1, 2002, the Corporation’s operations were realigned into four lines of business operations for management reporting purposes. These lines of business units are Commercial Banking, Mortgage Banking, Retail Banking and Treasury. See Note 25 “Segment Information” to the Consolidated Financial Statements under Item 8 of this Report for additional information on the Corporation’s lines of business including tabular results of operations for the years ended December 31, 2002 and 2001. The financial information presented does not necessarily represent the business unit’s results of operations or financial condition as if they were independent companies. Results of operations for each business unit is derived from management’s internal reporting system used to measure the performance of the segments and the Corporation in total. This management reporting system and the results of operations and financial condition by reported business unit are not in accordance with accounting principles generally accepted in the United States.

Commercial Banking

The Commercial Banking segment involves the origination of commercial operating, agricultural, commercial real estate, and small business loans, as well as indirect lending and commercial and residential construction loans. Also included in this segment is commercial demand and time deposits and cash management products and services.

The Commercial Banking segment reported net income of $33.4 million for the year ended December 31, 2002, compared to $29.3 million for the year ended December 31, 2001. For the year ended December 31, 2002, net interest income increased $12.6 million compared to the year ended December 31, 2001. This increase in net interest income is due primarily to the increase in the average balance of the commercial loan portfolio during 2002 over 2001. The provision for loan losses increased $7.3 million for 2002 compared to 2001. This increase is due to the larger commercial loan portfolio compared to 2001 since the loss rate applied remained unchanged. Total other income decreased $2.7 million for 2002 compared to 2001. During the year ended December 31, 2002, the Corporation recorded an impairment loss totaling $1.9 million on a residential master planned community development in Nevada. Total other expense decreased $2.3 million for 2002 compared to 2001 primarily due to the allocation of the 2001 net gain on exit costs and termination benefits for the year ended December 31, 2001.

Mortgage Banking

The Mortgage Banking segment involves the acquisition of a portion of correspondent, brokered and originated residential mortgage loans, the sale of these mortgage loans in the secondary mortgage market and to the Treasury segment, the servicing of mortgage loans, and the purchase and origination of rights to service mortgage loans.

The Mortgage Banking segment reported net income of $35.7 million for the year ended December 31, 2002, compared to $16.8 million for the year ended December 31, 2001. For 2002, net interest income increased $18.7 million compared to the year ended December 31, 2001. This increase in net interest income comparing the respective years is primarily due to increases in the credit the Mortgage Banking segment received in 2002 compared to 2001 from increases in its custodial cash earnings that were computed using an internal cost of funds rate. The custodial cash earnings increased comparing 2002 over 2001 due to increases in escrow balances primarily from mortgage refinancing activity. Total other income increased $15.3 million for 2002 compared to 2001 primarily due to net gains on the sales of warehouse loans partially offset by increases in amortization expense of mortgage servicing rights in 2002 over 2001. Total other expense increased $3.5 million for the year ended December 31, 2002, compared to 2001 due to the allocation of the 2001 net gain on exit costs and termination benefits totaling $4.6 million for the year ended December 31, 2001.

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

The Retail Banking segment reported net income of $15.5 million for the year ended December 31, 2002, compared to $23.7 million for the year ended December 31, 2001. Net interest income decreased $1.3 million for 2002 compared to 2001. This decrease in net interest income is primarily due to lower rates on consumer loans comparing 2002 to 2001. The provision for loan losses increased $1.6 million for 2002 compared to 2001 due to the changes in the Retail Banking segment’s loan portfolio mix. Total other income increased $2.1 million for 2002 compared to 2001 due to the increased retail fee pricing structure effective September 1, 2001, partially offset by decreases in commission revenues from brokerage operations. Total other expense increased $12.5 million for 2002 compared to 2001 due to the allocation of the 2001 net gain on exit costs and termination benefits totaling $7.8 million for the year ended December 31, 2001.

Treasury

The Treasury segment is responsible for managing corporate interest rate risk through asset and liability management strategies. The Treasury segment manages the Corporation’s single-family residential mortgage loan portfolio, investment and mortgage-backed securities, wholesale deposits, advances from the Federal Home Loan Bank and all other borrowings.

The Treasury segment reported net income of $22.4 million for year ended December 31, 2002, compared to net income of $27.0 million for the year ended December 31, 2001. Net interest income decreased $9.6 million for 2002 compared to 2001 due primarily to the higher average balances of investment and mortgage-backed securities for 2002 compared to 2001 with lower yields in 2002 and to higher average balances of borrowed funds partially offset by lower rates in 2002 over 2001. The provision for loan losses decreased $17.6 million for 2002 compared to 2001 due to a lower balance of loans held in the Treasury segment comparing the respective periods. For the year ended December 31, 2002, total other income was a loss of $49.5 million compared to a loss of $21.1 million for 2001. This decrease in total other income is due primarily to valuation adjustments for impairment of the mortgage servicing rights totaling $60.4 million recorded in 2002 compared to $19.1 million recorded in 2001. Total other expense for 2002 is a net credit of $68,000 compared to an expense of $7.3 million for 2001. This net change is primarily due to higher loan production cost allocations in 2002 compared to 2001.

Consolidated Results of Operations

Comparison of Consolidated Results of Operations

Net income for the year ended December 31, 2002, was $107.0 million or $2.33 per diluted share ($2.36 per basic share), compared to net income of $96.8 million, or $1.92 per diluted share ($1.94 per basic share), for the year ended December 31, 2001. The Corporation implemented SFAS No. 142 as of January 1, 2002. See Note 11 “Intangible Assets” to the Consolidated Financial Statements under Item 8 of this Report for the pro forma effect on operations for prior periods excluding goodwill amortization pursuant to the provisions of SFAS No. 142.

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

Net income for the calendar year ended December 31, 2001, was $96.8 million, or $1.92 per diluted share ($1.94 per basic share). Net income for 2001 includes $15.6 million ($10.1 million after-tax, or $.20 per diluted share) in net gains relating to the August 2000 initiatives. These net gains, recorded as a credit to the expense category “exit costs and termination benefits,” are due to the net gains realized on the sales of branches ($18.3 million pre-tax) partially offset by severance costs associated with right-sizing branch personnel and expenses to close the branches ($2.0 million pre-tax) and expenses to exit leasing operations ($754,000 pre-tax). The Corporation also realized pre-tax gains on the sales of available-for-sale securities totaling $18.3 million. These net gains on these sales were recognized primarily to offset the valuation adjustment losses totaling $19.1 million in the mortgage servicing rights portfolio incurred during 2001. These valuation adjustments were due to an increase in loan prepayments resulting from a decrease in interest rates.

A net loss of $73.6 million, or $1.35 loss per basic and diluted share, was incurred for the six months ended December 31, 2000. Included in the net loss for the six months ended December 31, 2000, is a loss of $19.1 million ($.35 per basic and diluted share) from the cumulative effect of change in accounting principle, net of income tax benefits of $10.3 million, relating to the adoption of SFAS No. 133. The net decrease in income comparing the six month period ending December 31, 1999, is due to net decreases in total other income of $95.6 million and net interest income of $19.5 million, and in net increases of $21.1 million in the provision for loan losses, $22.1 million in total other expense and $17.3 million in the cumulative effect of changes in accounting principles. These net decreases to income were partially offset by a net change of $48.9 million in the income tax provision. The net decrease in total other income included net losses on the sales of securities of $30.0 million, losses on the termination of interest rate swap agreements of $38.2 million and loss on the sale of securitized mortgage loans of $18.2 million.

See “Ratios” for certain performance ratios of the Corporation for the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, and the fiscal year ended June 30, 2000.

Net Interest Income and Interest Rate Spread

Net interest income for the year ended December 31, 2002, totaled $327.7 million compared to $307.4 million for the year ended December 31, 2001, an increase of $20.3 million, or 6.6%. During 2002 and 2001, the net interest rate spreads were 2.76% and 2.59%, respectively, an increase of 17 basis points comparing years. The net yield on interest-earning assets was 2.74% for 2002 compared to 2.62% for 2001, an increase of 12 basis points. The increase in the interest rate spread is due primarily to a 109 basis point decrease in the rate incurred on interest-bearing liabilities partially offset by a 92 basis point decline in the yield received on interest-earning assets. Total interest expense decreased $114.6 million comparing the year ended December 31, 2002, to December 31, 2001, primarily due to the lower cost of funds. At the same time, comparing 2002 to 2001, the average balance of interest-bearing liabilities increased $333.9 million, primarily due to increases in FHLB advances and securities sold under agreements to repurchase totaling $939.0 million and $271.8 million, respectively, partially offset by a decrease of $846.1 million in certificates of deposit. Total interest income deceased $94.3 million comparing 2002 to 2001 due to the lower yields on interest-earning assets, even though the average balance of interest-earning assets increased $205.4 million over the same time periods. Net interest income increased for 2002 compared to 2001 due to (i) the lower interest rate environment in which costing liabilities have been repricing downward at a faster rate than earning assets have been repricing, (ii) the continued shift in the asset mix toward higher yielding commercial and consumer loans and (iii) a shift in funding from certificates of deposit primarily to FHLB advances and to checking accounts and money market accounts in the latter part of 2002. See Note 15 “Derivative Financial Instruments” to the Consolidated Financial Statements under Item 8 of this Report for a discussion of the Corporation’s use of derivative financial instruments in managing its interest rate risk.

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

For calendar year 2001, net interest income totaled $307.4 million, the interest rate spread was 2.59% and the net yield on interest-earning assets was 2.62%. As a comparison, the net interest rate spread and the net yield on interest-earning assets were 2.46% and 2.44%, respectively, for the six months ended December 31, 2000. Net interest income for 2001 was lower compared to the previous twelve-month period ended December 31, 2000, due to the decrease of approximately $148.7 million in the average net-earnings balance. The Corporation’s average balances of interest-earning assets and interest-bearing liabilities decreased in 2001 due mainly to the balance sheet restructuring completed during the six months ended December 31, 2000, and the Corporation’s repurchases of its common stock totaling $180.9 million over the last twelve months. The average balance of interest-earning assets decreased $804.8 million in 2001 compared to the twelve months ended December 31, 2000; and the average balance of interest-bearing liabilities decreased $656.1 million over the same period. The increased interest rate spreads and net yield on interest-earning assets was due to the lower interest rate environment in 2001 in which costing liabilities repriced downward at a faster rate than earning assets repriced and the continued shift in the asset mix toward higher yielding commercial and consumer loans.

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

The following table presents certain information concerning yields earned on interest-earning assets and rates paid on interest-bearing liabilities during and at the end of each of the periods presented:

	For the Year Ended December 31,		Six Months Ended December 31, 2000	For the Year Ended June 30, 2000	At December 31,			At June 30, 2000
	2002	2001			2002	2001	2000
Weighted average yield on:
Loans	7.00%	7.77%	7.96%	7.75%	6.70%	7.42%	8.21%	7.87%
Mortgage-backed securities	5.17	6.49	7.37	6.40	4.93	6.42	6.79	6.56
Investments	5.13	6.09	7.67	6.89	4.27	5.10	6.82	6.79

Interest-earning assets	6.49	7.41	7.87	7.52	6.12	6.98	7.89	7.64

Weighted average rate paid on:
Core deposits (1) (2)	2.46	3.11	3.59	3.11	2.18	2.47	3.57	3.32
Certificates of deposit	3.36	5.51	5.88	5.31	3.05	4.35	5.95	5.76
Advances from FHLB (2)	4.68	5.49	6.10	5.51	4.66	4.76	6.41	5.98
Securities sold under agreements to repurchase	3.93	5.32	4.98	5.62	3.30	4.30	4.91	4.99
Other borrowings	5.32	6.22	8.08	7.80	3.50	4.25	8.69	8.69

Interest-bearing liabilities	3.73	4.82	5.41	4.85	3.46	3.97	5.44	5.28

Net interest rate spread	2.76%	2.59%	2.46%	2.67%	2.66%	3.01%	2.45%	2.36%

Net yield on interest-earning assets	2.74%	2.62%	2.44%	2.78%	2.63%	2.97%	2.46%	2.50%

(1)	Core deposits consist of savings accounts, checking accounts and money market accounts.
(2)	Rates also reflect the effect of net interest expense related to the interest rate swap and swaption agreements.

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

	Year Ended December 31,						Six Months Ended December 31, 2000			Year Ended June 30, 2000
	2002			2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans	$8,681,401	$607,370	7.00%	$8,826,636	$685,480	7.77%	$10,257,240	$408,582	7.96%	$9,798,198	$759,711	7.75%
Mortgage-backed securities	1,799,174	93,047	5.17	1,690,967	109,657	6.49	1,338,706	49,334	7.37	1,291,061	82,563	6.40
Investments	1,494,011	76,636	5.13	1,251,559	76,237	6.09	1,063,782	40,816	7.67	1,239,548	85,416	6.89

Interest-earning assets	11,974,586	777,053	6.49	11,769,162	871,374	7.41	12,659,728	498,732	7.87	12,328,807	927,690	7.52

Interest-bearing liabilities:
Core deposits (1) (2)	3,395,342	83,404	2.46	3,413,039	105,992	3.11	3,182,597	57,601	3.59	3,137,139	97,715	3.11
Certificates of deposit	2,862,960	96,192	3.36	3,709,030	204,375	5.51	4,283,327	126,978	5.88	4,295,975	227,959	5.31
Advances from FHLB (3)	5,204,501	243,710	4.68	4,265,468	234,213	5.49	4,883,700	152,317	6.10	4,373,510	240,924	5.51
Securities sold under agreements to repurchase	353,977	13,895	3.93	82,215	4,374	5.32	18,692	476	4.98	69,763	3,922	5.62
Other borrowings	227,861	12,124	5.32	241,038	14,991	6.22	171,525	6,925	8.08	192,666	15,029	7.80

Interest-bearing liabilities	12,044,641	449,325	3.73	11,710,790	563,945	4.82	12,539,841	344,297	5.41	12,069,053	585,549	4.85

Net earnings balance	$(70,055)			$58,372			$119,887			$259,754

Net interest income		$327,728			$307,429			$154,435			$342,141

Interest rate spread			2.76%			2.59%			2.46%			2.67%

Net yield on interest-earning assets			2.74%			2.62%			2.44%			2.78%

(1)	Core deposits consist of savings accounts, checking accounts and money market accounts.
(2)	Includes interest expense incurred on interest rate swap agreements totaling $50.4 million, $28.1 million, $1.0 million and $2.9 million for the respective periods.
(3)	Includes interest expense incurred on interest rate swap and swaption agreements totaling $66.0 million and $18.7 million, respectively, for the years ended December 31, 2002 and 2001, and net interest received totaling $628,000 for the six months ended December 31, 2000.

The Corporation’s average net earnings balance decreased $128.4 million during 2002 compared to 2001. The decrease in the average net earnings balance for 2002 compared to 2001 is primarily due to the Corporation increasing its outstanding FHLB advances and securities sold under agreements to repurchase to offset a decrease in certificates of deposit. Cash outlays on the purchases of swaption agreements, repurchases of common stock of the Corporation and income tax payments over the last twelve months also contributed to this decrease.

The average net earnings balance decreased $148.7 million during the year ended December 31, 2001. This decrease is primarily due to the Corporation repurchasing shares of its common stock at a cost of $180.9 million during 2001 and the impact from the balance sheet restructuring. The Corporation’s net earnings balance decreased by $104.8 million during the six months ended December 31, 2000, compared to the six months ended December 31, 1999. This decrease in the net earnings balance comparing these periods is primarily due to the restructuring of the balance sheet, the repurchases of common stock of the Corporation totaling $82.8 million over the last twelve months and the funding of the $200.0 million bank owned life insurance (“BOLI”) program. The BOLI asset is excluded from the average balance of interest-earning assets and the BOLI related income is recorded in other income.

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

	2002 Compared to 2001			Year Ended December 31, 2001 Compared to the Twelve Months Ended December 31, 2000			Six Months Ended December 31, 2000 Compared to December 31, 1999
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(In Thousands)
Interest income:
Loans	$(10,169)	$(67,941)	$(78,110)	$(97,710)	$(13,059)	$(110,769)	$25,168	$11,369	$36,537
Mortgage-backed securities	6,677	(23,287)	(16,610)	25,127	(5,826)	19,301	1,032	6,762	7,794
Investments	13,484	(13,085)	399	6,915	(14,614)	(7,699)	(6,409)	4,929	(1,480)

Interest income	9,992	(104,313)	(94,321)	(65,668)	(33,499)	(99,167)	19,791	23,060	42,851

Interest expense:
Core deposits (1)	(7,082)	(15,506)	(22,588)	11,887	(14,574)	(2,687)	3,683	7,280	10,963
Certificates of deposit	(39,908)	(68,275)	(108,183)	(30,287)	(6,217)	(36,504)	(2,104)	15,025	12,921
Advances from FHLB	47,590	(38,093)	9,497	(27,299)	(21,705)	(49,004)	21,290	21,003	42,293
Securities sold under agreements to repurchase	10,975	(1,454)	9,521	3,150	59	3,209	(2,412)	(345)	(2,757)
Other borrowings	(787)	(2,080)	(2,867)	4,645	(3,624)	1,021	(1,506)	447	(1,059)

Interest expense	10,788	(125,408)	(114,620)	(37,904)	(46,061)	(83,965)	18,951	43,410	62,361

Effect on net interest income	$(796)	$21,095	$20,299	$(27,764)	$12,562	$(15,202)	$840	$(20,350)	$(19,510)

(1)	Core deposits consist of savings accounts, checking accounts and money market accounts.

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

At December 31, 2002, the Corporation has $1.7 billion of 10 year fixed-rate FHLB advances with interest rates ranging from 4.30% to 5.92%, call dates ranging from January 2003 to March 2003 and maturity dates ranging from February 2009 to December 2009. The Corporation entered into swaption agreements beginning in 2001 to hedge the exposure to changes in the fair value of the call options embedded in the FHLB advances. All terms of the swaption agreements exactly match the terms of these FHLB advances. In the event any of these FHLB advances are called, the Corporation will exercise its corresponding option to enter into a swap agreement paying a fixed rate of interest and receiving a variable rate of interest. See Note 15 “Derivative Financial Instruments” to the Consolidated Financial Statements under Item 8 of this Report for additional information on the Corporation’s swap and swaption agreements.

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

	Within 90 Days	91 Days to 1 Year	Over 1 to 3 Years	3 Years and Over	Total
	(Dollars in Thousands)
Interest-earning assets:
Fixed-rate mortgage loans (1)	$1,076,958	$811,204	$986,648	$1,131,382	$4,006,192
Other loans (2)	1,763,830	1,628,972	1,800,480	1,005,880	6,199,162
Investments (3)	529,078	21,315	72,525	957,123	1,580,041

Interest-earning assets	3,369,866	2,461,491	2,859,653	3,094,385	11,785,395

Interest-bearing liabilities:
Savings deposits	1,524,136	376,962	674,862	1,017,643	3,593,603
Other time deposits	898,434	1,362,480	389,168	195,357	2,845,439
Borrowings (4)	3,442,135	132,000	—	1,878,168	5,452,303
Impact of interest rate swap agreements	(2,520,000)	400,000	850,000	1,270,000	—

Interest-bearing liabilities	3,344,705	2,271,442	1,914,030	4,361,168	11,891,345

Gap position	25,161	190,049	945,623	(1,266,783)	(105,950)

Cumulative gap position	$25,161	$215,210	$1,160,833	$(105,950)	$(105,950)

Gap as a percentage of the Bank’s total assets	.19%	1.45%	7.23%	(9.68)%	(.81)%
Cumulative gap as a percentage of the Bank’s total assets	.19%	1.64%	8.87%	(.81)%	(.81)%

(1)	Includes single-family and multi-family mortgage loans and mortgage-backed securities.
(2)	Includes adjustable-rate single-family mortgage loans, adjustable-rate mortgage-backed securities and all other types of loans with either fixed or adjustable interest rates.
(3)	Included in the “Within 90 Days” column is Federal Home Loan Bank stock of $283.2 million.
(4)	Includes advances from the FHLB and other borrowings.

The Bank’s one-year cumulative gap is a positive $215.2 million, or 1.64%, of the Bank’s total assets at December 31, 2002, compared to a negative $9.8 million, or .08%, of the Bank’s total assets at December 31, 2001, and a negative $1.1 billion, or 8.66% at December 31, 2000. The interest rate risk policy of the Bank limits the liability sensitive one-year cumulative gap not to exceed 15.0%.

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

The Corporation recorded loan loss provisions totaling $31.0 million and $38.9 million for the years ended December 31, 2002 and 2001, respectively. This decrease in loan loss provision is due to lower performing loans and a decrease in the loan portfolio. The Corporation’s allowance for loan losses increased to $106.3 million, or 1.36% of loans, at December 31, 2002 from $102.5 million, or 1.25% of loans, at December 31, 2001. The nonperforming assets to total assets ratio and nonperforming loans to total loans ratio both improved at December 31, 2002 compared to December 31, 2001 due to the decrease in nonperforming assets and nonperforming loans at December 31, 2002, compared to December 31, 2001. The increase in the allowance for loan losses as a percentage of loans is a result of the shift in the portfolio mix from residential mortgage lending to commercial real estate and consumer lending which has a greater risk factor and requires a higher allowance on the Corporation’s portfolio. Net loans charged-off totaled $27.0 million and $19.8 million in 2002 and 2001, respectively. This increase is due primarily to increases in charge-offs of commercial real estate loans, construction loans and commercial operating loans totaling $7.8 million, $1.6 million and $782,000, respectively, partially offset by decreases in agricultural loans and consumer loans totaling $1.7 million and $1.3 million, respectively.

The Corporation recorded provision for loan losses totaling $38.9 million for the year ended December 31, 2001. The total allowance for loan losses increased to $102.5 million, or 1.25% of loans, at December 31, 2001, compared to $83.4 million, or .96% of loans, at December 31, 2000. A significant reason for this increase in the allowance is due to the negative impact on the ability of borrowers to pay their loans attributable to the recessionary economic conditions present in the second half of 2001 and the continued deterioration in the economy. This is reflected in the increasing ratio of nonperforming loans to total loans and nonperforming assets to total assets, as well as the increase in total nonperforming asset balances.

The Corporation recorded loan loss provisions of $27.9 million and $6.8 million for the six months ended December 31, 2000 and 1999, respectively. The increase is primarily attributable to management’s evaluation of the Corporation’s portfolio credit risk and subsequent decision to increase reserves by $12.9 million from June 30, 2000, to December 31, 2000, based on changing economic conditions and increases in nonperforming loans during the last half of 2000. The total allowance for loan losses increased to $83.4 million, or .96% of loans, at December 31, 2000, compared to $70.6 million, or .52% of loans, at June 30, 2000. This increase was due to the additional loan loss provisions recorded during the six months ended December 31, 2000. Net loans charged-off totaled $14.4 million for the six-month period in 2000 compared to $6.6 million for the 1999 period. Net charge-offs were higher for the 2000 period due to increases in lease charge-offs ($5.5 million) and commercial real estate loan charge-offs ($2.6 million). The increase in lease charge-offs is primarily due to credit issues on the retained portfolio. The increase in the commercial real estate loan charge-offs is due primarily to a charge-off totaling $1.7 million on an office building in Kansas and $535,000 on an apartment building in Nebraska.

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

Nonperforming assets are monitored on a regular basis by the Corporation’s internal credit review and problem asset groups. Nonperforming assets at December 31 are summarized as follows:

	2002	2001	2000
	(Dollars in Thousands)
Nonperforming loans (1)
Residential real estate (2)	$46,394	$52,792	$68,978
Commercial real estate	17,890	23,423	4,446
Consumer and other loans	7,904	6,622	7,271
Leases	226	307	2,748

Total	72,414	83,144	83,443

Foreclosed real estate
Commercial	2,550	8,762	10,198
Residential	37,458	36,446	15,824

Total	40,008	45,208	26,022

Troubled debt restructurings (3)
Commercial	1,547	3,057	4,195
Residential	—	84	90

Total	1,547	3,141	4,285

Total nonperforming assets	$113,969	$131,493	$113,750

Nonperforming loans to loans receivable (4)	.93%	1.02%	.96%
Nonperforming assets to total assets	.87%	1.02%	.91%
Total allowance for loan losses	$106,291	$102,451	$83,439
Allowance for loan losses to:
Loans receivable (4)	1.36%	1.25%	.96%
Total nonperforming assets	93.26%	77.91%	73.35%
Total nonperforming loans	146.78%	123.22%	100.00%
Nonresidential nonperforming assets	352.93%	242.94%	289.14%

(1)	Nonperforming loans consist of nonaccruing loans (loans 90 days or more past due) and accruing loans that are contractually past due 90 days or more. At December 31, 2002, 2001 and 2000, there were no accruing loans contractually past due 90 days or more. Credit card loans continue to accrue interest up to 120 days past due at which point the credit card loan balances plus accrued interest are charged off.
(2)	Nonperforming residential real estate loans at December 31, 2001 and 2000, have been restated due to a change in determining past due loans. During 2002, the Corporation changed its method of determining delinquent residential real estate loans to a method where the number of days past due are determined by the number of contractually delinquent loan payments. Previous to this change, the Corporation utilized a methodology where the loan system converted monthly loan payments missed on a loan to days past due. This change in determining these delinquent loans conforms the Corporation’s reporting with the Bank’s regulatory thrift financial reporting. This change in methods reduced nonperforming residential real estate loans previously reported by $10.7 million and $12.4 million, respectively, at December 31, 2001 and 2000.
(3)	A troubled debt restructuring is a loan on which the Corporation, for reasons related to the debtor’s financial difficulties, grants a concession to the debtor that the Corporation would not otherwise consider. The concession could be a reduction in the loan’s interest rate, a reduction in the face amount of the debt, or an extension of the maturity date of the loan.
(4)	Ratios are calculated based on the net book value of loans receivable before deducting allowance for loan losses at the respective dates. Excludes loans held for sale.

Excludes nonperforming loans held for sale totaling $32.0 million and $37.9 million at December 31, 2002 and 2001, respectively, related to the GNMA optional repurchase program. There were no nonperforming loans held for sale at December 31, 2000. Loans held for sale are accounted for at the lower of aggregate cost or market value, with valuation changes included as adjustments to gain or loss on the sale of these loans.

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

Foreclosed real estate decreased $5.2 million at December 31, 2002 compared to December 31, 2001 due primarily to the sale of a commercial construction property totaling $3.9 million. Foreclosed real estate at December 31, 2001, increased $19.2 million from December 31, 2000, due primarily to the addition of the residential master planned community development property located in Nevada. The book value of this property totaled $21.6 million at December 31, 2001. Foreclosed real estate at December 31, 2002, is located primarily in Nevada (55%), Iowa and Missouri compared to December 31, 2001, where the higher concentrations were located primarily in Nevada (48%), Missouri and Arizona. At December 31, 2000, the higher concentrations were located primarily in Kansas and Missouri.

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

Bank Owned Life Insurance

In December 2000, the Corporation invested in a BOLI program with two insurance carriers for a total contract value of $200.0 million. Revenue from the BOLI program became a significant component of other operating income beginning in calendar year 2001 and continued in 2002. In 2002, the Corporation recorded $12.7 million in revenue from the BOLI program compared to $13.0 million during the year ended December 31, 2001. During the six months ended December 31, 2000, the Corporation recorded a net loss of $3.4 million from this BOLI program. This loss was due to the recognition of an expense of $4.1 million primarily related to the cost of acquiring one of the policies.

Other Operating Income

Other operating income totaled $28.1 million for the year ended December 31, 2002, compared to $27.2 million for the year ended December 31, 2001. The following details the major components of other operating income for the years ended December 31:

	2002	2001
	(In Thousands)
Brokerage commissions	$7,516	$9,955
Insurance services income	6,228	6,100
Credit life and disability commissions	2,544	2,255
Loan fee income	4,803	3,092
Miscellaneous other	6,976	5,833

Total other operating income	$28,067	$27,235

Brokerage commissions decreased $2.4 million comparing 2002 to 2001 due to decreased volumes of customer transactions attributable to the overall drop in stock market activity and value during 2002. Credit life and disability commissions increased during 2002 over 2001 due to increased volumes in policies written. Loan fee income increased $1.7 million in 2002 compared to 2001 primarily due to additional fees generated, such as prepayment fees, from the significant volume of mortgage loan refinance activity.

Other operating income totaled $12.1 million and $20.7 million, respectively, for the six months ended December 31, 2000 and 1999. Other operating income totaled $33.6 million for the fiscal year ended June 30, 2000. Brokerage commission income totaled $4.2 million and $4.5 million for the six months ended December 31, 2000 and 1999. The decrease in comparing periods was primarily attributable to the volatility in the stock market between 2000 to 1999. Insurance commission remained relatively stable and totaled $1.9 million for both six month periods. Credit life and disability insurance totaled $1.4 million and $2.0 million for the six months ended December 31, 2000 and 1999. Other operating income totaled $7.5 million and $12.3 million for the six months ended December 31, 2000 and 1999. The decrease for the 2000 six month period compared to the 1999 period was due primarily to the sale of the corporate headquarters building in December 1999 that resulted in a pre-tax gain of $8.5 million. Additionally, during the six months ended December 31, 2000, the Corporation recorded a $1.3 million gain on the sale of a parcel of the Corporation’s business park.

Non-Interest Expense

General and Administrative Expenses

        General and administrative expenses totaled $260.1 million for 2002 compared to $234.5 million for 2001. The net increase of $25.6 million in general and administrative expenses for 2002 compared to 2001 is primarily due to the net gain of $15.6 million in exit costs and termination benefits recorded in 2001 and to an increase in compensation and benefits, losses and impairments on assets, an increase in advertising, write-off of deferred debt issuance costs and additional charitable contributions. These increases were partially offset by decreases in item processing and professional fees. Compensation and benefits increased $8.9 million for the year ended December 31, 2002, compared to 2001 primarily due to annual merit increases, increased bonuses and related employer taxes. Also in 2002 the Corporation recognized losses on the sales of fixed assets totaling $1.9 million and a loss on the impairment of fixed assets totaling $2.8 million, exceeding 2001 losses on sales of fixed assets by $882,000 and losses on impairment of fixed assets by $2.6 million. Advertising increased $3.2 million comparing the year ended December 31, 2002, to 2001 primarily due to the expanded promotion of products relating to checking accounts, consumer loans and business banking. Contributions increased $1.2 million over 2001 due to an additional $1.0 million contribution over 2001 to the Corporation’s charitable trust. On December 31, 2002, deferred debt issuance costs totaling $1.8 million were written off relating to the redemption of the Corporation’s cumulative trust preferred securities due May 15, 2027.

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

Total general and administrative expenses were $234.5 million for the year ended December 31, 2001. Included in total general and administrative expenses is a net gain in exit costs and terminations benefits totaling $15.6 million resulting from pre-tax gains on the sale of 34 branches during 2001 totaling $18.3 million partially offset by expenses associated with right-sizing branch personnel ($2.0 million) and $754,000 in expenses to exit leasing operations. Major changes in expenses incurred or charged to operations during 2001 include (i) $13.9 million in bonuses and commissions for management incentive plans and retail and mortgage production incentive plans compared to $3.4 million for the six months ended December 31, 2000, (ii) employee medical and dental costs of $6.2 million compared to $2.9 million for the six months ended December 31, 2000, (iii) $4.1 million in legal expenses in 2001 associated with the Corporation’s supervisory goodwill lawsuit against the United States and (iv) $1.1 million in contributions of which $ 1.0 million was funded into the Corporation’s charitable trust.

Total general and administrative expenses totaled $151.0 million and $127.2 million for the six months ended December 31, 2000 and 1999, respectively. The net increase of $23.8 million in general and administrative expenses for the six months ended December 31, 2000, compared to the six months ended December 31, 1999, was primarily due to net increases in exit costs and termination benefits of $21.5 million, outside services of $1.7 million and other operating expenses of $1.3 million. These increases were partially offset by decreases of $2.1 million in compensation, $1.4 million in communication expense and $958,000 in occupancy and equipment. Excluding exit costs and termination benefits, general and administrative expenses decreased $1.1 million from $122.9 million to $121.8 million comparing the six months ended December 31, 2000, to the prior year period. This decrease was primarily due to a lower number of full-time equivalent employees comparing the respective periods, management’s emphasis on tighter cost controls and the effect of certain initiatives starting with the November 1999 branch divestitures and employee outplacement. The increase in exit costs and termination benefits is due to the implementation of key strategic initiatives announced August 2000. Exit costs and termination benefits totaling $25.8 million resulting from these key strategic initiatives relate to the sale and consolidation of branches ($14.5 million, net of gains on sales of branches totaling $2.5 million), costs to exit leasing operations ($4.6 million), strategic consulting fees ($2.9 million), management restructuring ($2.1 million) and other various initiatives ($1.7 million).

Intangible Assets Amortization

During the year ended December 31, 2002, the amortization of core value of deposits totaled $6.4 million compared to $7.2 million for the year ended December 31, 2001. The decrease in amortization expense for 2002 compared to 2001 is primarily due to core value of deposits amortizing on an accelerated basis.

Effective January 1, 2002, the Corporation adopted the provisions of SFAS No. 142. Beginning in 2002, goodwill is no longer subject to amortization, but is evaluated for impairment at least on an annual basis. During the quarter ended June 30, 2002, the Corporation completed the transitional impairment test on its goodwill as of January 1, 2002, as required by SFAS No. 142. No impairment loss was recognized as a result of this test. See

Note 11 “Intangible Assets” to the Consolidated Financial Statements under Item 8 of this Report for additional information. Amortization expense for goodwill totaling $8.1 million for the year ended December 31, 2001, decreased compared to prior periods due to the write-off of a portion of intangible assets associated with the August 2000 branch divestiture initiatives.

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

Income Tax Provision (Benefit)

The provision for income taxes totaled $43.7 million for the year ended December 31, 2002, compared to $43.4 million for the year ended December 31, 2001. The effective tax rate was 29.0% for 2002 compared to 30.9% for 2001. The effective tax rate for 2002 is lower than the rate for 2001 due to the cessation of goodwill amortization effective January 1, 2002, and to increases in tax-exempt interest income, life insurance proceeds and tax credits. The effective tax rates for 2002 and 2001 were lower than the statutory rate of 35.0% primarily due to tax benefits from the BOLI, tax-exempt interest income and tax credits.

For the six months ended December 31, 2000, the Corporation recorded an income tax benefit totaling $19.7 million, or an effective tax benefit rate of 26.6%. This compares to a provision for income taxes for the six months ended December 31, 1999, of $29.2 million, or an effective tax rate of 34.7%. The effective tax benefit rate of 26.6% differs from the statutory rate of 35.0% primarily due to nondeductible goodwill, the establishment of valuation allowances on deferred state taxes, tax exempt interest income and low income housing tax credits. For the fiscal year ended June 30, 2000, the provision for income taxes totaled $55.3 million, resulting in an effective income tax rate of 34.3%. The effective tax rate varied from the statutory rate of 35.0% for this fiscal year due to the tax benefits generated from the creation of a real estate investment trust and to increases in tax-exempt securities.

Cumulative Effect of Change in Accounting Principle

Effective July 1, 2000, the Corporation adopted the provisions of SFAS No. 133 which required the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. Since certain of the Corporation’s derivatives did not qualify for hedge accounting, this statement required that the fair values of these derivatives be recorded as a charge to operations on July 1, 2000, as a cumulative effect of a change in accounting principle. Also, under the provisions of this statement, the Corporation was permitted to transfer held-to-maturity securities to trading on July 1, 2000. The Corporation transferred held-to-maturity securities to trading with the adjustment to fair value on the transfer also recorded as a charge to operations as a cumulative effect of a change in accounting principle. The net effect of adopting the provisions of SFAS No. 133 was to record a net charge to operations totaling $19.1 million, net of income tax benefits of $10.3 million, or $.35 per share, as a cumulative effect of a change in accounting principle for the six months ended December 31, 2000. See Note 23 “Cumulative Effect of Change in Accounting Principle” to the Consolidated Financial Statements under Item 8 of this Report for additional information.

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

Ratios

The table below sets forth certain performance ratios of the Corporation for the periods indicated:

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000

	2002	2001
Return on average assets: net income (loss) divided by average total assets	.81%	.75%	(1.07)%	.77%
Return on average equity: net income (loss) divided by average total stockholders’ equity	14.10	12.12	(16.19)%	10.85
Equity-to-assets ratio: average total stockholders’ equity to average total assets	5.76	6.21	6.62	7.10
General and administrative expenses divided by average total assets	1.97	1.82	2.20	1.88

The operating ratio for general and administrative expenses for the year ended December 31, 2002, is 1.97% compared to 1.82% for 2001. The 2001 ratio is favorably impacted by the recognition of net gains from exit costs and termination benefits totaling $15.6 million. The operating ratio for 2002 is higher compared to 2001 due to increased expenses totaling $10.0 million compared to 2001 partly offset by a net increase of $318.4 million in average assets for 2002 compared to 2001. Increases in the general and administrative expenses for 2002 compared to 2001 are due to asset impairment losses, write-off of issuance costs from debt prepayment, adjustments to deferred loan costs and an additional contribution to the Corporation’s charitable trust.

The operating ratio for general and administrative expenses of 1.82% for the year ended December 31, 2001, is lower compared to the ratio of 2.20% for the six months ended December 31, 2000. The operating ratio for 2001 is lower due to the recognition of net gains from exit costs and termination benefits of $15.6 million net of increased expenses associated with management incentives, legal costs and the establishment of a charitable trust along with a net decrease of $867.6 million in average assets. The operating ratio for the six months ended December 31, 2000 is unfavorably impacted by exit costs and termination benefits totaling $25.8 million.

Implementation of New Accounting Pronouncements

Effective January 1, 2002, the Corporation adopted the provisions of SFAS No. 142. As of January 1, 2002, goodwill was no longer subject to amortization but is evaluated annually for impairment. For calendar year 2002, goodwill totaling $7.8 million was not amortized against current operations due to the implementation of this statement. The initial adoption of this statement and the annual valuation of goodwill did not result in any impairment. Core value of deposits will continue to be amortized over their useful lives and reviewed for impairment under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 11 “Intangible Assets” to the Consolidated Financial Statements under Item 8 of this Report for additional information on this statement.

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

On December 31, 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123” (“SFAS No. 148”) was issued. This statement amends Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 2 “Summary of Significant Accounting Policies” — “Stock-Based Compensation” to the Consolidated Financial Statements under Item 8 of this Report for these disclosures.

Liquidity and Capital Resources

The Corporation’s principal asset is its investment in the capital stock of the Bank. Since the Corporation does not generate any significant revenues independent of the Bank, the Corporation’s liquidity is dependent on the extent to which it receives cash distributions from the Bank. The Bank’s ability to pay cash distributions to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Capital distribution regulations of the OTS, as defined, permit the Bank, without requiring an application for approval from the OTS, to pay capital distributions during a calendar year up to 100.0% of the Bank’s retained net income (net income determined in accordance with generally accepted accounting principles less total capital distributions declared) for the current calendar year plus the Bank’s retained net income for the preceding two calendar years. At December 31, 2002, the Bank’s total distributions exceeded its retained net income by $ 226.3 million under this regulation thereby requiring the Bank to file an application with the OTS for any capital distribution. If the Bank’s regulatory capital would fall below certain levels, then applicable regulations would require approval by the OTS of any proposed distribution and, in some cases, would prohibit the distribution.

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

The Corporation’s primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the FHLB and (iv) cash generated from operations. Net cash flows used by operating activities totaled $499.1 million and $110.8 million, respectively, for the years ended December 31, 2002 and 2001. Net cash flows provided by operating activities totaled $413.3 million and $183.4 million, respectively, for the six months ended December 31, 2000, and the fiscal year ended June 30, 2000. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the purchase and origination of loans for resale and the subsequent sale of such loans. Given the low interest rate environments in 2002 and 2001, the Corporation experienced significant increases in residential loan activity. During the years ended December 31, 2002 and 2001, the Corporation purchased and originated $4.0 billion and $3.1 billion, respectively, in loans for resale. Proceeds from the sales of loans for resale totaled $3.4 billion and $2.7 billion, respectively, for the years ended December 31, 2002 and 2001.

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

The Corporation also enters into derivative financial instruments as part of its interest rate risk management process. See “Asset/Liability Management” and Note 15 “Derivative Financial Instruments” to the Consolidated Financial Statements under Item 8 of this Report for additional information regarding derivative financial instruments.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Controls

February 6, 2003

To the Stockholders

Commercial Federal Corporation

Omaha, Nebraska

Financial Statements

The management of Commercial Federal Corporation (“the Corporation”) is responsible for the preparation, integrity, and fair presentation of its published consolidated financial statements and all other information presented in this annual report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed judgments and estimates made by management.

Internal Control

Management is responsible for establishing and maintaining effective internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with both accounting principles generally accepted in the United States of America and the Office of Thrift Supervision Instructions for Thrift Financial Reports (TFR Instructions). The internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

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

Management assessed the institution’s internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with both accounting principles generally accepted in the United States of America and Thrift Reporting Instructions as of December 31, 2002. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Corporation maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both accounting principles generally accepted in the United States of America and Office of Thrift Supervision Instructions for Thrift Financial Reports, as of December 31, 2002.

The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of the Corporation’s management; it includes members with banking or related management experience, has access to its own outside counsel, and does not include any large customers of the institution. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Corporation in addition to reviewing the Corporation’s financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal control over financial reporting and any other matters which they believe should be brought to the attention of the Committee.

Compliance With Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (FDIC) as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Corporation has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2002.

/s/ WILLIAM A. FITZGERALD	/s/ DAVID S. FISHER

William A. Fitzgerald	David S. Fisher
Chairman of the Board and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

INDEPENDENT ACCOUNTANTS’ REPORT

To the Audit Committee

Commercial Federal Corporation

Omaha, Nebraska

We have examined management’s assertion, included in the accompanying Management’s Report on Internal Controls, that Commercial Federal Corporation (the “Corporation”) maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both accounting principles generally accepted in the United States of America and Office of Thrift Supervision Instructions for Thrift Financial Reports as of December 31, 2002, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO report”). Management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management’s assertion based on our examination.

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

In our opinion, management’s assertion that the Corporation maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both accounting principles generally accepted in the United States of America and Office of Thrift Supervision Instructions for Thrift Financial Reports as of December 31, 2002, is fairly stated, in all material respects, based on the criteria established in the COSO report.

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

As discussed in Note 11 to the consolidated financial statements, effective January 1, 2002, the Corporation changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” As discussed in Note 23 to the consolidated financial statements, effective July 1, 2000, the Corporation changed its method of accounting for derivatives to conform with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and effective July 1, 1999, the Corporation changed its method of accounting for start-up activities and organizational costs to conform with the provisions of Statement of Position 98-5 “Reporting the Costs of Start-Up Activities.”

As discussed in Note 1, the accompanying consolidated financial statements as of and for the years ended December 31, 2002 and 2001 and as of and for the six months ended December 31, 2000, have been restated.

Omaha, Nebraska

February 6, 2003

(March 24, 2003 as to Note 19 and February 13, 2004 as to Note 1)

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	(As Restated – see Note 1)
	December 31,
	2002	2001	2000
	(Dollars in Thousands)
ASSETS
Cash (including short-term investments of $505, $590 and $1,283)	$200,581	$206,765	$192,358
Investment securities available for sale, at fair value	1,296,050	1,150,345	771,137
Mortgage-backed securities available for sale, at fair value	1,632,622	1,829,728	1,514,510
Loans held for sale, net	914,474	381,365	242,200
Loans receivable, net of allowances of $106,148, $102,359 and $82,263	7,703,016	8,066,375	8,651,174
Federal Home Loan Bank stock	283,193	253,946	251,537
Foreclosed real estate	40,008	45,208	26,022
Premises and equipment, net	148,374	158,691	167,210
Bank owned life insurance	222,537	209,625	196,630
Other assets	466,995	409,496	316,016
Core value of deposits, net of accumulated amortization of $61,268, $54,900 and $51,835	22,365	28,733	36,209
Goodwill	162,717	162,717	171,218

Total Assets	$13,092,932	$12,902,994	$12,536,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$6,439,041	$6,396,522	$7,694,486
Advances from Federal Home Loan Bank	4,848,997	4,939,056	3,565,465
Other borrowings	621,192	526,582	175,343
Other liabilities	433,602	311,140	241,271

Total Liabilities	12,342,832	12,173,300	11,676,565

Commitments and Contingencies	—	—	—

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 45,270,360, 45,974,648 and 53,208,628 shares issued and outstanding	453	460	532
Additional paid-in capital	61,712	80,799	255,870
Retained earnings	791,357	700,200	618,576
Accumulated other comprehensive loss, net	(103,422)	(51,765)	(15,322)

Total Stockholders’ Equity	750,100	729,694	859,656

Total Liabilities and Stockholders’ Equity	$13,092,932	$12,902,994	$12,536,221

See accompanying Notes to Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	(As Restated – see Note 1)
	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
	(Dollars in Thousands)
Interest Income:
Loans receivable	$607,370	$685,480	$408,582	$759,711
Mortgage-backed securities	93,047	109,657	49,334	82,563
Investment securities	76,636	76,237	40,816	85,416

Total interest income	777,053	871,374	498,732	927,690
Interest Expense:
Deposits	179,596	310,367	184,579	325,674
Advances from Federal Home Loan Bank	243,710	234,213	152,317	240,924
Other borrowings	26,019	19,365	7,401	18,951

Total interest expense	449,325	563,945	344,297	585,549
Net Interest Income	327,728	307,429	154,435	342,141
Provision for Loan Losses	(31,002)	(38,945)	(27,854)	(13,760)

Net Interest Income After Provision for Loan Losses	296,726	268,484	126,581	328,381
Other Income (Loss):
Retail fees and charges	55,279	53,519	25,650	43,230
Loan servicing fees, net	8,099	22,680	12,104	25,194
Mortgage servicing rights valuation adjustment	(60,417)	(19,058)	(583)	—
Gain (loss) on sales of securities and changes in fair values of derivatives, net	40,583	15,422	(69,462)	—
Gain (loss) on sales of loans	36,173	8,739	(18,023)	(110)
Bank owned life insurance	12,654	12,986	(3,370)	—
Other operating income	28,067	27,235	12,123	33,613

Total other income (loss)	120,438	121,523	(41,561)	101,927
Other Expense (Gain):
General and administrative expenses—
Compensation and benefits	114,022	105,120	53,306	111,720
Occupancy and equipment	38,956	37,726	19,015	38,873
Data processing	17,861	18,019	9,685	18,834
Advertising	15,171	11,995	6,531	15,100
Communication	13,071	13,731	7,109	16,201
Item processing	14,225	16,413	8,120	15,683
Outside services	13,833	13,765	7,549	11,801
Foreclosed real estate, net	6,805	6,923	5,095	1,345
Other operating expenses	26,126	26,357	8,843	18,521
Exit costs and termination benefits (gain)	—	(15,566)	25,764	3,941

Total general and administrative expenses	260,070	234,483	151,017	252,019
Amortization of core value of deposits	6,368	7,211	3,903	8,563
Amortization of goodwill	—	8,134	4,250	8,673

Total other expense (gain)	266,438	249,828	159,170	269,255

Income (Loss) Before Income Taxes and Cumulative Effect of Change in Accounting Principle	150,726	140,179	(74,150)	161,053
Income Tax Provision (Benefit)	43,723	43,374	(19,691)	55,269

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	107,003	96,805	(54,459)	105,784
Cumulative Effect of Change in Accounting Principle, Net of Tax Benefit	—	—	(19,125)	(1,776)

Net Income (Loss)	$107,003	$96,805	$(73,584)	$104,008

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS—(Continued)

	(As Restated – see Note 1)
	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
Weighted Average Number of Common Shares Outstanding Used in Basic Earnings Per Share Calculation	45,289,967	49,995,621	54,705,067	58,024,192
Add Assumed Exercise of Outstanding Stock Options as Adjustments for Dilutive Securities	560,237	497,298	—	218,173

Weighted Average Number of Common Shares Outstanding Used in Diluted Earnings Per Share Calculation	45,850,204	50,492,919	54,705,067	58,242,365

Basic Earnings (Loss) Per Common Share:
Income (loss) before cumulative effect of change in accounting principle	$2.36	$1.94	$(1.00)	$1.82
Cumulative effect of change in accounting principle, net	—	—	(.35)	(.03)

Net Income (Loss)	$2.36	$1.94	$(1.35)	$1.79

Diluted Earnings (Loss) Per Common Share:
Income (loss) before cumulative effect of change in accounting principle	$2.33	$1.92	$(1.00)	$1.82
Cumulative effect of change in accounting principle, net	—	—	(.35)	(.03)

Net Income (Loss)	$2.33	$1.92	$(1.35)	$1.79

Dividends Declared Per Common Share	$.35	$.31	$.14	$.28

See accompanying Notes to Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	(As Restated – see Note 1)
	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
	(Dollars in Thousands)
Net Income (Loss)	$107,003	$96,805	$(73,584)	$104,008
Other Comprehensive Income (Loss):
Unrealized holding gains (losses) on securities available for sale	107,148	28,890	77,728	(12,242)
Fair value adjustment on interest rate swap agreements	(145,614)	(72,661)	(92,749)	—
Fair value change on interest only strips	(6,289)	1,901	(1,700)	2,057
Reclassification of net losses (gains) included in net income (loss) pertaining to:
Securities sold	(35,885)	(18,298)	29,970	—
Termination of interest rate swap agreements	—	—	38,209	—
Amortization of fair value adjustments on interest rate swap agreements	2,034	2,034	170	—

Other Comprehensive Income (Loss) Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(78,606)	(58,134)	51,628	(10,185)
Income Tax Provision (Benefit)	(26,949)	(21,691)	20,250	(3,807)

Other Comprehensive Income (Loss) Before Cumulative Effect of Change in Accounting Principle	(51,657)	(36,443)	31,378	(6,378)
Cumulative Effect of Change in Accounting Principle, Net of Tax Benefit	—	—	(30,760)	—

Other Comprehensive Income (Loss)	(51,657)	(36,443)	618	(6,378)

Comprehensive Income (Loss)	$55,346	$60,362	$(72,966)	$97,630

See accompanying Notes to Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	(1) Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	(1) Total
	(Dollars in Thousands)
Balance, June 30, 1999	$596	$364,320	$611,529	$(9,562)	$966,883
Issuance of 102,535 shares under certain compensation and employee plans	1	2,388	—	—	2,389
Restricted stock and deferred compensation plans, net	—	784	—	—	784
Purchase and cancellation of 3,773,500 shares of common stock	(38)	(63,857)	—	—	(63,895)
Cash dividends declared	—	—	(15,813)	—	(15,813)
Net income	—	—	104,008	—	104,008
Other comprehensive loss	—	—	—	(6,378)	(6,378)

Balance, June 30, 2000	559	303,635	699,724	(15,940)	987,978
Issuance of 51,144 shares under certain compensation and employee plans	1	800	—	—	801
Restricted stock and deferred compensation plans, net	—	360	—	—	360
Purchase and cancellation of 2,765,400 shares of common stock	(28)	(48,925)	—	—	(48,953)
Cash dividends declared	—	—	(7,564)	—	(7,564)
Net loss	—	—	(73,584)	—	(73,584)
Other comprehensive income	—	—	—	618	618

Balance, December 31, 2000	$532	$255,870	$618,576	$(15,322)	$859,656

(1)	As restated, see Note 1.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Continued)

	Common Stock	Additional Paid-in Capital	(1) Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	(1) Total
	(Dollars in Thousands)
Balance, December 31, 2000	$532	$255,870	$618,576	$(15,322)	$859,656
Issuance of 428,620 shares under certain compensation and employee plans	5	5,274	—	—	5,279
Restricted stock and deferred compensation plans, net	—	455	—	—	455
Purchase and cancellation of 7,662,600 shares of common stock	(77)	(180,800)	—	—	(180,877)
Cash dividends declared	—	—	(15,181)	—	(15,181)
Net income	—	—	96,805	—	96,805
Other comprehensive loss	—	—	—	(36,443)	(36,443)

Balance, December 31, 2001	460	80,799	700,200	(51,765)	729,694
Issuance of 353,412 shares under certain compensation and employee plans	4	5,745	—	—	5,749
Restricted stock and deferred compensation plans, net	—	866	—	—	866
Purchase and cancellation of 1,057,700 shares of common stock	(11)	(25,698)	—	—	(25,709)
Cash dividends declared	—	—	(15,846)	—	(15,846)
Net income	—	—	107,003	—	107,003
Other comprehensive loss	—	—	—	(51,657)	(51,657)

Balance, December 31, 2002	$453	$61,712	$791,357	$(103,422)	$750,100

(1)	As restated, see Note 1.

See accompanying Notes to Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	(As Restated – see Note 1)
	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$107,003	$96,805	$(73,584)	$104,008
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Cumulative effect of change in accounting principle, net	—	—	19,125	1,776
Amortization of core value of deposits	6,368	7,211	3,903	8,563
Amortization of goodwill	—	8,134	4,250	8,673
Provision for losses on loans	31,002	38,945	27,854	13,760
Depreciation and amortization	19,143	18,841	9,968	20,414
Amortization of deferred discounts and fees, net of premiums	20,775	3,236	1,493	581
Amortization of mortgage servicing rights	31,025	17,092	4,558	8,703
Valuation adjustment of mortgage servicing rights	60,417	19,058	583	—
Deferred tax provision (benefit)	(29,580)	(13,861)	(30,965)	34,302
(Gain) loss on sales of real estate and loans, net	(37,464)	(9,564)	17,593	(1,258)
(Gain) loss on sales of securities and changes in fair values of derivatives, net	(40,583)	(15,422)	69,462	—
Increase in bank owned life insurance, net	(12,912)	(12,995)	3,370	—
Gain on sales of branches and other facilities	(875)	(18,304)	(2,516)	(8,506)
Proceeds from sales of loans	3,389,897	2,741,142	631,542	761,960
Origination of loans for resale	(1,186,151)	(913,931)	(199,364)	(185,994)
Purchases of loans for resale	(2,766,441)	(2,136,675)	(445,265)	(525,236)
Stock dividends from Federal Home Loan Bank	—	—	—	(7,479)
Proceeds from sales of mortgage-backed securities—trading	—	—	65,596	—
Proceeds from sales of investment securities—trading	—	—	339,123	—
Decrease (increase) in interest receivable	3,637	11,878	(2,544)	(4,478)
(Decrease) increase in interest payable and other liabilities	(40,629)	86,050	23,337	17,587
Other items, net	(53,753)	(38,470)	(54,215)	(63,949)

Total adjustments	(606,124)	(207,635)	468,888	79,419

Net cash (used) provided by operating activities	$(499,121)	$(110,830)	$413,304	$183,427

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

	(As Restated – see Note 1)
	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
	(Dollars in Thousands)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of loans	$(835,317)	$(489,976)	$(283,198)	$(1,430,920)
Proceeds from sales of securitized loans	—	—	1,633,330	—
Repayment of loans, net of originations	1,109,472	903,881	144,025	222,190
Principal repayments of mortgage-backed securities available for sale	1,038,420	711,280	107,684	45,869
Purchases of mortgage-backed securities available for sale	(818,299)	(1,074,215)	(909,599)	—
Proceeds from sales of mortgage-backed securities available for sale	51,260	102,131	463,257	—
Principal repayments of mortgage-backed securities held to maturity	—	—	—	195,043
Purchases of mortgage-backed securities held to maturity	—	—	—	(160,073)
Maturities and repayments of investment securities held to maturity	—	—	—	41,207
Purchases of investment securities held to maturity	—	—	—	(105,865)
Purchases of investment securities available for sale	(1,184,749)	(1,475,511)	(467,033)	—
Proceeds from sales of investment securities available for sale	1,102,022	977,146	269,007	—
Maturities and repayments of investment securities available for sale	28,036	135,363	23,439	10,170
Purchases of mortgage servicing rights	(18,315)	—	—	—
Purchase of bank-owned life insurance	—	—	(200,000)	—
Proceeds from sales of Federal Home Loan Bank stock	20,544	69,889	15,841	3,571
Purchases of Federal Home Loan Bank stock	(49,791)	(72,299)	(11,622)	(57,719)
Divestiture of branches, net	(23,673)	(259,102)	—	—
Proceeds from sales of real estate	33,300	19,554	11,372	24,371
Payments to acquire real estate	(2,676)	(2,285)	(278)	(406)
Purchases of premises and equipment, net	(8,906)	(12,349)	(5,074)	(8,298)
Other items, net	5,827	(2,639)	(4,911)	(5,826)

Net cash provided (used) by investing activities	$447,155	$(469,132)	$786,240	$(1,226,686)

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

	(As Restated – see Note 1)			Year Ended June 30, 2000
	Year Ended December 31,		Six Months Ended December 31, 2000
	2002	2001
	(Dollars in Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	$67,809	$(851,697)	$363,986	$(325,809)
Proceeds from Federal Home Loan Bank advances	900,000	1,807,060	400,000	3,413,000
Repayments of Federal Home Loan Bank advances	(934,675)	(444,450)	(1,884,120)	(1,995,350)
Proceeds from securities sold under agreements to repurchase	218,660	264,073	4,727	12,902
Repayments of securities sold under agreements to repurchase	(20,126)	(69,066)	(31,201)	(107,143)
Proceeds from issuances of other borrowings	94,000	187,195	—	50,000
Repayments of other borrowings	(209,441)	(37,338)	(4,211)	(80,742)
Purchases of swaption agreements	(34,337)	(68,344)	—	—
Payments of cash dividends on common stock	(15,449)	(15,239)	(7,755)	(15,776)
Repurchases of common stock	(25,709)	(180,877)	(48,953)	(63,895)
Issuance of common stock	5,288	4,579	775	2,363
Other items, net	(238)	(1,527)	—	—

Net cash provided (used) by financing activities	45,782	594,369	(1,206,752)	889,550

CASH AND CASH EQUIVALENTS
(Decrease) increase in net cash position	(6,184)	14,407	(7,208)	(153,709)
Balance, beginning of year	206,765	192,358	199,566	353,275

Balance, end of year	$200,581	$206,765	$192,358	$199,566

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest expense	$441,734	$581,524	$338,028	$583,440
Income taxes, net	69,596	31,049	(12,361)	6,514
Non-cash investing and financing activities:
Securities transferred from held-to-maturity to trading	—	—	432,596	—
Securities transferred from held-to-maturity to available for sale	—	—	1,318,599	—
Loans exchanged for mortgage-backed securities	76,947	41,910	3,543	42,635
Loans transferred to real estate	34,838	41,371	6,998	24,002
Net increase to loans held for sale and other borrowings under the GNMA optional repurchase program	11,517	6,369	—	—
Loans to facilitate the sale of real estate	—	180	—	—
Common stock received in connection with employee benefit and incentive plans, net	(265)	(114)	—	(135)

See accompanying Notes to Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Columnar Dollars in Footnotes are in Thousands Except Per Share Amounts)

Note 1. Restatement and Reclassification of Financial Statements

Subsequent to the issuance of the Corporation’s December 31, 2002, consolidated financial statements and the filing of its 2002 Annual Report on Form 10-K with the Securities and Exchange Commission, management of the Corporation determined that the accounting for certain components of a bank owned life insurance policy was incorrect. The effects of the error were spread over a 12-quarter period beginning with the three months ended December 31, 2000, through the September 30, 2003 quarter. The accounting policy the Corporation previously used resulted in the overstatement of total assets, total stockholders’ equity, other non-interest income and net income by a like amount.

The Corporation services mortgage loans for GNMA. When specific delinquency criteria are met, certain mortgage loans serviced for GNMA become eligible for repurchase by the Corporation at the Corporation’s option and without prior authorization from GNMA. Under the provisions of Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Corporation is deemed to have regained effective control over these loans. Therefore, applicable periods of the Corporation’s consolidated statements of financial condition have been restated to reflect the loans eligible for repurchase as loans held for sale at fair value, along with an offsetting liability classified as other borrowings, for $17.9 million and $6.4 million at December 31, 2002 and 2001, respectively (“GNMA adjustment”). In addition, the Corporation has reclassified from other assets to loans held for sale the principal amount of loans actually repurchased from GNMA for $28.0 million and $37.9 million at December 31, 2002 and 2001, respectively (“GNMA reclassification”). The Corporation either resells these loans or, since these loans are guaranteed by the Federal Housing Administration (“FHA”) or by the Department of Veteran’s Affairs (“VA”), the Corporation undertakes collection efforts and the foreclosure process for these repurchased loans on behalf of the FHA and VA. The Corporation is reimbursed for substantially all costs incurred after the foreclosure process is complete. This GNMA restatement affects periods beginning as of December 31, 2001 through September 30, 2003.

The consolidated statements of financial condition and operations reflect reclassifications made to conform to the 2003 financial statement presentations primarily consisting of:

(1)	Real estate held for investment to “other assets” from “real estate” and changing the real estate caption in the consolidated statement of financial condition to “foreclosed real estate” which the remaining balance now consists of;

(2)	Net expenses associated with foreclosed real estate from real estate operations (other income section of the consolidated statement of operations) to the general and administrative expense category “foreclosed real estate loans;” and

(3)	Certain fee income from loan originations reclassified from “other operating income” and netted with related expenses in the general and administrative expense category “other operating expenses.”

As a result, the accompanying statements of consolidated financial condition of the Corporation as of December 31, 2002, 2001 and 2000, and the related consolidated statement of operations, comprehensive income, stockholders’ equity, cash flows and related disclosures for each of the two years in the period ended December 31, 2002, for the six months ended December 31, 2000, and for the year ended June 30, 2000, have been restated to reflect these changes.

The effect of the BOLI adjustment to the consolidated results of operations for the following periods is shown below:

	Year Ended December 31,		Six Months Ended December 31,
	2002	2001	2000
Net income (loss):
Net income (loss) as previously reported	$108,464	$97,682	$(69,501)
BOLI adjustment	(1,461)	(877)	(4,083)

Net income (loss) as restated	$107,003	$96,805	$(73,584)

Basic earnings (loss) per share:
As previously reported	$2.39	$1.95	$(1.27)
BOLI adjustment	(.03)	(.01)	(.08)

As restated	$2.36	$1.94	$(1.35)

Diluted earnings (loss) per share:
As previously reported	$2.37	$1.93	$(1.27)
BOLI adjustment	(.04)	(.01)	(.08)

As restated	$2.33	$1.92	$(1.35)

The effects of (i) the BOLI adjustment, (ii) the GNMA adjustment and reclassification and (iii) other reclassifications on the accompanying consolidated statement of financial condition at December 31 are set forth below:

	2002	2002	2001	2001	2000	2000
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Loans held for sale, net (1)(2)	$868,569	$914,474	$337,050	$381,365	$242,200	$242,200
Foreclosed real estate (3)	51,482	40,008	57,476	45,208	38,331	26,022
Bank owned life insurance (4)	228,958	222,537	214,585	209,625	200,713	196,630
Other assets (2)(3)	483,540	466,995	435,174	409,496	303,707	316,016
Total assets (1)(4)	13,081,467	13,092,932	12,901,585	12,902,994	12,540,304	12,536,221
Other borrowings (1)	603,306	621,192	520,213	526,582	175,343	175,343
Total liabilities (1)	12,324,946	12,342,832	12,166,931	12,173,300	11,676,565	11,676,565
Retained earnings (4)	797,778	791,357	705,160	700,200	622,659	618,576
Total stockholders’ equity (4)	756,521	750,100	734,654	729,694	863,739	859,656
Total liabilities and stockholders’ equity (1)(4).	13,081,467	13,092,932	12,901,585	12,902,994	12,540,304	12,536,221

(1)	Reflects the GNMA adjustment for mortgage loans eligible for repurchase at the Corporation’s option and without prior authorization from GNMA totaling $17,886,000 and $6,369,000 at December 31, 2002 and 2001, respectively.
(2)	Reflects the GNMA reclassification for the amount of mortgage loans actually repurchased from GNMA totaling $28,019,000 and $37,946,000 at December 31, 2002 and 2001, respectively, previously classified in other assets.
(3)	Reflects the reclassification of real estate held for investment totaling $11,474,000, $12,268,000 and $12,309,000 at December 31, 2002, 2001 and 2000, respectively, to other assets. Previously, the Corporation captioned this line “real estate.”
(4)	Reflects the correction of the BOLI accounting error on a cumulative basis totaling $6,421,000, $4,960,000 and $4,083,000 at December 31, 2002, 2001 and 2000, respectively.

The effects of (i) the BOLI adjustment and (ii) other reclassifications on the accompanying consolidated statement of operations for the following periods is set forth below:

	Year Ended December 31,				Six Months Ended		Year Ended June 30,
	2002	2002	2001	2001	12/31/00	12/31/00	2000	2000
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Other Income (Loss):
Bank owned life insurance	$14,115	$12,654	$13,863	$12,986	$713	$(3,370)	$—	$—
Real estate operations	(6,926)	—	(6,971)	—	(4,809)	—	(88)	—
Other operating income	33,294	28,067	32,447	27,235	13,474	12,123	33,015	33,613
Total other income (loss)	120,200	120,438	120,641	121,523	(40,936)	(41,561)	101,241	101,927
General and administrative expenses:
Foreclosed real estate, net	—	6,805	—	6,923	—	5,095	—	1,345
Other operating expenses	31,232	26,126	31,521	26,357	10,480	8,843	19,180	18,521
Total general and administrative expenses	258,371	260,070	232,724	234,483	147,559	151,017	251,333	252,019
Total other expense (gain)	264,739	266,438	248,069	249,828	155,712	159,170	268,569	269,255
Income (loss) before income taxes and cumulative effect of change in accounting principle	152,187	150,726	141,056	140,179	(70,067)	(74,150)	161,053	161,053
Income (loss) before cumulative effect of change in accounting principle	108,464	107,003	97,682	96,805	(50,376)	(54,459)	105,784	105,784
Net income (loss)	108,464	107,003	97,682	96,805	(69,501)	(73,584)	104,008	104,008
Comprehensive income (loss)	56,807	55,346	61,239	60,362	(68,883)	(72,966)	97,630	97,630
Basic earnings (loss) per share before cumulative effect of change in accounting principle	2.39	2.36	1.95	1.94	(0.92)	(1.00)	1.82	1.82
Basic earnings (loss) per share	2.39	2.36	1.95	1.94	(1.27)	(1.35)	1.79	1.79
Diluted earnings (loss) per share before cumulative effect of change in accounting principle	2.37	2.33	1.93	1.92	(0.92)	(1.00)	1.82	1.82
Diluted earnings (loss) per share	2.37	2.33	1.93	1.92	(1.27)	(1.35)	1.79	1.79

Certain items in the consolidated statement of cash flows for the years ended December 31, 2002 and 2001, and the six months ended December 31, 2000, under the sections ‘cash flows from operating activities’ and ‘supplemental disclosure for non-cash activities’ have also been restated. No totals for operating, investing or financing activities changed.

Real estate operations in Item 6 of “Selected Financial Data” is restated to a zero balance for both of the years ended June 30, 1999 and 1998, from the previously reported balances of $(1,674,000) and $1,894,000, respectively. Other operating income in Item 6 of “Selected Financial Data” is restated to balances of $22,605,000 and $23,735,000 for the years ended June 30, 1999 and 1998, from the previously reported balances of $24,189,000 and $23,702,000, respectively. General and administrative expenses in Item 6 of “Selected Financial Data” is restated to balances of $238,684,000 and $204,262,000 for the years ended June 30, 1999 and 1998, from the previously reported balances of $238,594,000 and $206,123,000, respectively.

Note 2.    Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold with an original maturity when purchased of three months or less. Generally, federal funds are purchased and sold for a one-day period.

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

Real Estate

Real estate includes real estate acquired through foreclosure, (foreclosed real estate), real estate in judgment and real estate held for investment. Real estate held for investment includes equity in unconsolidated joint ventures and investments in real estate partnerships. Real estate held for investment is included in the Consolidated Statement of Financial Condition under the caption “Other Assets.”

Foreclosed real estate and real estate in judgment are recorded at the lower of cost or fair value less estimated costs to sell at the date of foreclosure. After foreclosure, impairment losses are recorded when the carrying value exceeds the fair value less estimated costs to sell the property.

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

Premises and Equipment

Land is carried at cost. Buildings, building improvements, leasehold improvements and furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets. Estimated lives are 10 to 50 years for buildings and three to 15 years for furniture, fixtures and equipment. Leasehold improvements are generally amortized on the straight-line method over the terms of the respective leases. Whenever events or changes in circumstances warrant, the Corporation recognizes impairment losses on premises and equipment to the extent the carrying amount of the premises and equipment exceeds related fair value.

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

Stock-Based Compensation

The Corporation applies APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock option plans. No compensation cost was recognized for stock options granted, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on the Corporation’s net income (loss) and earnings (loss) per share is presented in the following table as if compensation cost was determined based on the fair value at the grant dates for stock options awarded pursuant to the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” See Note 20 “Employee Benefits and Incentive Plans” for information on the assumptions used in determining the fair value of the stock options.

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
Net income (loss) as reported	$107,003	$96,805	$(73,584)	$104,008
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	4,384	3,517	1,063	1,684

Pro forma net income (loss)	$102,619	$93,288	$(74,647)	$102,324

Earnings (loss) per share:
Basic—
As reported	$2.36	$1.94	$(1.35)	$1.79
Pro forma	2.27	1.87	(1.36)	1.76
Diluted—
As reported	$2.33	$1.92	$(1.35)	$1.79
Pro forma	2.25	1.86	(1.36)	1.79

Income Taxes

The Corporation files a consolidated federal income tax return and separate state income tax returns. The Corporation and its subsidiaries entered into a tax-sharing agreement that provides for the allocation and payment of federal and state income taxes. The provision for income taxes is computed on a separate company basis, subject to certain adjustments. The Corporation calculates income taxes using the liability method. Under the liability method the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various assets and liabilities of the Corporation giving current recognition to changes in tax rates and laws.

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

Note 3.    Investment Securities

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

On July 1, 2000, pursuant to the provisions of SFAS No. 133, investment securities with an amortized cost of $893,419,000 and a fair value of $828,516,000 were transferred from securities held to maturity to securities available for sale (fair value of $491,865,000) and trading securities (fair value of $336,651,000). See Note 23 “Cumulative Effect of Change in Accounting Principle” for additional information. All of the trading securities transferred at July 1, 2000, were sold during the three months ended September 30, 2000. At December 31, 2002, 2001 and 2000, the Corporation did not have any investment securities classified as held to maturity or trading in its portfolio.

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

Note 4.    Mortgage-Backed Securities

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

On July 1, 2000, pursuant to the provisions of SFAS No. 133, mortgage-backed securities with an amortized cost of $857,776,000 and a fair value of $835,052,000 were transferred from securities held to maturity to securities available for sale (fair value of $767,542,000) and trading securities (fair value of $67,510,000). See Note 23 “Cumulative Effect of Change in Accounting Principle” for additional information. All of the trading securities transferred at July 1, 2000, were sold during the three months ended September 30, 2000. At December 31, 2002, 2001 and 2000, the Corporation did not have any mortgage-backed securities classified as held to maturity or trading in its portfolio.

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

Note 5.    Loans Held for Sale

Loans held for sale at December 31, 2002, 2001 and 2000, totaled $914,474,000, $381,365,000 and $242,200,000, respectively, with weighted average rates of 5.81%, 6.20% and 8.57%. At December 31, 2002, all loans held for sale were secured by single-family residential properties. At December 31, 2001, loans held for sale were secured by single-family residential properties totaling $336,930,000 with a weighted average rate of 6.30%. Included with loans held for sale were leases totaling $120,000 at December 31, 2001. Loans held for sale at December 31, 2000, were secured by single-family residential properties totaling $189,489,000 with a weighted average rate of 7.70%. Included with loans held for sale at December 31, 2000, were fixed-rate leases totaling $52,711,000 with a weighted average rate of 11.72%.

Note 6.    Loans Receivable

Loans receivable at December 31 are summarized as follows:

	2002	2001	2000
Conventional mortgage loans	$3,874,631	$4,504,294	$5,138,977
FHA and VA loans	216,197	231,899	304,535
Commercial real estate loans	1,455,864	1,324,748	1,138,038
Construction loans	568,329	573,877	520,654
Commercial operating loans	187,647	170,280	228,426
Consumer and other loans	1,490,936	1,349,475	1,383,943

	7,793,604	8,154,573	8,714,573
Unamortized premiums, net	6,943	9,088	160
Deferred loan costs, net	8,617	5,073	18,704
Allowance for loan losses	(106,148)	(102,359)	(82,263)

	$7,703,016	$8,066,375	$8,651,174

Weighted average interest rate	6.71%	7.43%	8.21%

Real estate loans at December 31 were secured by properties located primarily in the following states:

	2002	2001	2000
Residential real estate (includes conventional, FHA and VA loans, and loans held for sale):
Colorado	13%	16%	17%
Nebraska	11	12	11
Kansas	9	10	9
Iowa	9	9	7
Other 46 states	58	53	56

	100%	100%	100%

Commercial real estate:
Colorado	26%	24%	23%
Iowa	16	15	17
Arizona	10	8	8
Kansas	8	9	9
Other states (34, 28 and 23 states, respectively)	40	44	43

	100%	100%	100%

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

The Bank offers loans to its directors, officers and employees. Loans to executive officers and directors are made in the ordinary course of business on substantially the same terms and collateral, including interest rates and loan fees charged, as those of comparable transactions prevailing at the time and do not involve more than the normal risk of collectibility or present other unfavorable features. The aggregate amount of loans to directors, executive officers, or principal stockholders did not exceed 5.0% of total stockholders’ equity at December 31, 2003.

At December 31, 2002, 2001 and 2000, the Corporation pledged real estate loans totaling $4,681,155,000, $4,718,531,000 and $3,813,309,000, respectively, as collateral for Federal Home Loan Bank advances and other borrowings.

Note 7.    Allowance for Losses on Loans

An analysis of the allowance for losses on loans is summarized as follows:

Balance, June 30, 1999	$80,419
Provision charged to operations	13,760
Charges	(24,162)
Recoveries	5,833
Change in estimate of allowance for bulk purchased loans	(5,294)

Balance, June 30, 2000	70,556
Provision charged to operations	27,854
Charges	(16,908)
Recoveries	2,548
Change in estimate of allowance for bulk purchased loans	(87)
Charge-offs to allowance for bulk purchased loans	(28)
Reduction to allowance on sale of securitized loans	(496)

Balance, December 31, 2000	83,439
Provision charged to operations	38,945
Charges	(25,074)
Recoveries	5,318
Change in estimate of allowance for bulk purchased loans	(172)
Reduction to allowance on sale of securitized loans	(5)

Balance, December 31, 2001	102,451
Provision charged to operations	31,002
Charges	(32,693)
Recoveries	5,675
Change in estimate of allowance for bulk purchased loans	(144)

Balance, December 31, 2002	$106,291

Note 8.    Foreclosed Real Estate

Foreclosed real estate at December 31 is classified as follows:

	2002	2001	2000
Residential real estate	$37,458	$36,446	$15,824
Commercial real estate	2,550	8,762	10,198

	$40,008	$45,208	$26,022

Foreclosed real estate at December 31, 2002, was located primarily in Nevada (55%) with the remaining 45% in 33 other states and the District of Columbia. At December 31, 2001, foreclosed real estate was located primarily in Nevada (48%), Missouri (10%) and Arizona (10%) with the remaining 32% in 32 other states and at December 31, 2000, foreclosed real estate was located primarily in Kansas (27%) and Missouri (16%) with the remaining 57% in 34 other states.

Note 9.    Mortgage Banking Activities

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

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the tables, the effect of a variation in a particular assumption on the fair value of the mortgage servicing rights or interest only strips is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses) which might magnify or counteract the sensitivities. Further, these sensitivities show only the change in the asset balances and do not show any expected changes in the fair value of instruments used to manage the prepayment risks associated with these assets, as discussed in Note 15 “Derivative Financial Instruments,” or what actions management may take to offset any adverse valuation adjustments.

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

The following presents quantitative information about delinquencies and components of the Corporation’s managed mortgage loan portfolio at December 31:

	2002	2001	2000
Mortgage loans held in portfolio	$4,090,828	$4,736,193	$5,443,512
Mortgage loans serviced for others	11,531,755	9,488,621	9,100,938
Mortgage loans held for sale	914,474	381,365	242,200

Total managed mortgage loans	$16,537,057	$14,606,179	$14,786,650

Principal amount of managed loans 90 days or more past due (1)	$205,954	$188,863	$194,600

(1)	The principal amount of managed loans 90 days or more past due at December 31, 2001, has been restated due to a change in determining past due loans. During 2002, the Corporation changed its method of determining delinquent residential real estate loans to a method where the numbers of days past due are determined by the number of contractually delinquent loan payments. This change in methods reduced the 2001 balance previously reported by $41,451,000. The December 31, 2000, balance has not been restated.

At December 31, 2002, 2001 and 2000, and June 30, 2000, there were no commitments to purchase mortgage loan servicing rights or to sell any bulk packages of mortgage servicing rights. The Corporation has no material recourse obligations or any other continuing involvement for mortgage loans serviced for others.

Note 10.    Premises and Equipment

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

Note 11.    Intangible Assets

Intangible assets consist of core value of deposits, goodwill and mortgage servicing rights. See Note 9 “Mortgage Banking Activities” for activity related to mortgage servicing rights which are included in the Consolidated Statement of Financial Condition under the caption “Other Assets.”

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

The following table reflects consolidated results adjusted as though the adoption of SFAS No. 142 was as of the beginning of fiscal year 2000 (July 1, 1999):

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
Reported net income (loss)	$107,003	$96,805	$(73,584)	$104,008
Amortization of goodwill (net of income tax benefits of none, $131, $90 and $156 for the respective periods)	—	8,003	4,160	8,517

Adjusted net income (loss)	$107,003	$104,808	$(69,424)	$112,525

Basic earnings (loss) per common share:
Reported net income (loss)	$2.36	$1.94	$(1.35)	$1.79
Amortization of goodwill, net of taxes	—	.16	.08	.15

Adjusted net income (loss) per basic share	$2.36	$2.10	$(1.27)	$1.94

Diluted earnings (loss) per common share:
Reported net income (loss)	$2.33	$1.92	$(1.35)	$1.79
Amortization of goodwill, net of taxes	—	.16	.08	.14

Adjusted net income (loss) per diluted share	$2.33	$2.08	$(1.27)	$1.93

Note 12.    Deposits

Deposits at December 31 are summarized as follows:

	2002		2001		2000
Description and interest rates	Amount	%	Amount	%	Amount	%
Checking accounts:
Non-interest bearing	$974,483	15.1%	$699,924	10.9%	$567,547	7.4%
Interest bearing (average rate of .11%, .37% and .61%)	494,847	7.7	498,722	7.8	498,423	6.4

Total checking accounts	1,469,330	22.8	1,198,646	18.7	1,065,970	13.8
Savings accounts (average rate of 4.32%, 4.73% and 5.34%) (1)	1,618,593	25.1	1,939,596	30.3	1,861,074	24.2
Money market accounts (average rate of 1.32%, 2.77% and 3.82%)	505,679	7.9	304,620	4.8	382,344	5.0

Total (no stated maturities)	3,593,602	55.8	3,442,862	53.8	3,309,388	43.0

Certificates of deposits:
Less than 2.00%	672,486	10.4	45,207.7		1,968	—
2.00%—2.99%	986,701	15.3	562,840	8.8	78	—
3.00%—3.99%	705,000	11.0	537,808	8.4	6,119.1
4.00%—4.99%	418,350	6.5	825,086	12.9	583,156	7.6
5.00%—5.99%	55,487.9		611,563	9.6	1,251,274	16.3
6.00%—6.99%	5,681.1		257,613	4.0	2,313,213	30.0
7.00% and over	1,734	—	113,543	1.8	229,290	3.0

Total certificates of deposit (fixed maturities; average rate of 3.36%, 5.51% and 5.88%)	2,845,439	44.2	2,953,660	46.2	4,385,098	57.0

	$6,439,041	100.0%	$6,396,522	100.0%	$7,694,486	100.0%

Interest expense on deposit accounts is summarized as follows:

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
Savings accounts (1)	$77,896	$92,513	$45,823	$59,215
Checking accounts	1,364	4,180	3,162	7,423
Money market accounts	4,144	9,299	8,616	31,077
Certificates of deposit	96,192	204,375	126,978	227,959

	$179,596	$310,367	$184,579	$325,674

(1)	Includes interest expense on interest rate swap agreements totaling $50,355,000, $28,115,000, $1,043,000 and $2,869,000, respectively, for the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, and the fiscal year ended June 30, 2000.

At December 31, 2002, scheduled maturities of certificates of deposit are as follows:

	Year Ending December 31,
Rate	2003	2004	2005	2006	2007	Thereafter	Total
Less than 2.00%	$633,840	$38,553	$58	$—	$31	$4	$672,486
2.00%—2.99%	857,237	117,745	11,644	10	65	—	986,701
3.00%—3.99%	549,683	88,092	35,953	5,357	25,587	328	705,000
4.00%—4.99%	174,458	53,441	37,539	36,035	114,264	2,613	418,350
5.00%—5.99%	41,250	1,989	1,237	1,272	9,370	369	55,487
6.00%—6.99%	3,355	931	1,284	72	6	33	5,681
7.00% and over	213	299	594	124	21	483	1,734

	$2,260,036	$301,050	$88,309	$42,870	$149,344	$3,830	$2,845,439

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

Fixed-rate advances totaling $1,706,000,000 at December 31, 2002, are convertible into adjustable-rate advances at the option of the Federal Home Loan Bank. At December 31, 2002, these convertible advances had call dates ranging from January 2003 to March 2003. All of these advances have scheduled maturities due over five years. At December 31, 2001 and 2000, convertible advances totaled $1,706,000,000 for both periods. See Note 15 “Derivative Financial Instruments” for information related to swaption agreements used by the Corporation to hedge the exposure to changes in the fair value of the call options embedded in fixed-rate FHLB advances.

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

Note 14.    Other Borrowings

Other borrowings at December 31 consist of the following:

	2002	2001	2000
Securities sold under agreements to repurchase	$400,446	$201,912	$6,905
Subordinated extendible notes, interest 7.95%, due December 1, 2006	21,725	21,725	50,000
Term note, adjustable interest, due December 31, 2007	94,000	—	—
Subordinated notes, adjustable interest, due December 8, 2011	30,000	30,000	—
Subordinated notes, adjustable interest, due December 18, 2031	20,000	20,000	—
United States treasury tax and loan borrowings	37,135	7,201	—
Federal funds, interest 1.72%, due January 2, 2002	—	130,000	—
Term note, adjustable interest, due June 30, 2004	—	54,375	63,438
Revolving line of credit, adjustable interest, due June 30, 2004	—	10,000	10,000
Guaranteed preferred beneficial interests in the Corporation’s junior subordinated debentures, interest 9.375%, due May 15, 2027	—	45,000	45,000
Other borrowings	17,886	6,369	—

	$621,192	$526,582	$175,343

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

On December 2, 1996, the Corporation issued $50,000,000 of fixed-rate subordinated extendible notes due December 1, 2006. These Notes were redeemable by the holders on December 1, 2001, and a total of $28,275,000 was redeemed, leaving an outstanding balance of $21,725,000. Contractual interest on the Notes is paid monthly and was set at 7.95% until December 1, 2004, the next reset date. This interest rate of 7.95% exceeds 105% of the effective interest rate on comparable maturity U.S. Treasury obligations, as defined in the Indenture. The Corporation and noteholders may elect to redeem the Notes in whole on December 1, 2004, the next interest reset date, at par plus accrued interest. The Notes are unsecured general obligations of the Corporation. The Indenture, among other provisions, limits the ability of the Corporation to pay cash dividends or to make other capital distributions under certain circumstances.

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

Other borrowings at December 31, 2002 and 2001 represents the liability (at a zero percent interest rate) recorded by the Corporation that is offsetting, by a like amount, those loans eligible to be repurchased from GNMA as of the respective year end.

Contractual principal maturities of other borrowings as of December 31, 2002, for the next five years are as follows: 2003—$64,867,000; 2004—$9,400,000; 2005—$9,400,000; 2006—$131,125,000; 2007—$156,400,000; 2008 and thereafter—$250,000,000.

Note 15.    Derivative Financial Instruments

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

Swaption Agreements

At December 31, 2002, the Corporation had $1,700,000,000 of 10-year fixed-rate FHLB advances with interest rates ranging from 4.30% to 5.92%, maturity dates ranging from February 2009 to December 2009 and call dates ranging from January 2003 to March 2003. At December 31, 2001, the Corporation had $1,000,000,000 of 10-year fixed-rate FHLB advances with interest rates ranging from 4.30% to 5.40%, maturity dates ranging from February 2009 to July 2009 and call dates ranging from January 2002 to May 2002. The call options on these agreements expose the Corporation to interest rate risk. The Corporation entered into swaption agreements to hedge the exposure to changes in the fair value of the calls embedded in the FHLB advances, which are recorded as fair value hedges. These agreements represent purchased options to enter into interest rate agreements whereby the Corporation would pay fixed rates of interest and receive variable rates of interest. All terms of the swaption agreements exactly match the terms of these FHLB advances. In the event any of these FHLB advances are called, the Corporation will exercise its corresponding option to enter into a swap agreement paying a fixed rate of interest on the swap equal to the existing fixed rate on the FHLB advance. At December 31, 2002 and 2001, the fair value of the swaption agreements was recorded as an asset classified in Other Assets totaling $44,966,000 and $78,220,000, respectively.

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

Interest Rate Cap Agreements

During the fiscal year ended June 30, 2000, the Corporation sold three interest rate cap agreements totaling $300,000,000. The premiums received totaled $4,800,000 with $699,000 amortized to income during the fiscal year ended June 30, 2000. These interest rate cap agreements were called in June 2000, resulting in a net loss of $69,000. Throughout the life of these agreements, the Corporation did not owe any interest to the counterparty.

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

Note 16.    Income Taxes

The following is a comparative analysis of the federal and state income tax provision (benefit):

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
Current:
Federal	$71,669	$56,014	$11,276	$19,757
State	1,634	1,221	(2)	1,210

	73,303	57,235	11,274	20,967

Deferred:
Federal	(29,107)	(13,287)	(33,362)	36,689
State	(473)	(574)	2,397	(2,387)

	(29,580)	(13,861)	(30,965)	34,302

Total income tax provision (benefit)	$43,723	$43,374	$(19,691)	$55,269

The following is a reconciliation of the statutory federal income tax rate to the consolidated effective tax rate:

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
Statutory federal income tax rate	35.0%	35.0%	(35.0)%	35.0%
Increase in value of Bank owned life insurance	(3.2)	(3.3)	1.6	—
Amortization of goodwill	—	1.9	1.8	1.7
Tax exempt interest	(2.9)	(2.6)	(1.8)	(1.2)
Nondeductible exit costs and termination benefits, merger and other expenses	—	—	6.0	.2
Income tax credits	(.6)	(.5)	(.7)	(.4)
State income taxes, net of federal income taxes	.5	.3	2.1	(.5)
Other items, net	.2	.1	(.6)	(.5)

Effective tax rate	29.0%	30.9%	(26.6)%	34.3%

The components of deferred tax assets and liabilities at December 31 are as follows:

	2002	2001	2000
Deferred tax assets:
Interest rate swap agreements	$103,207	$43,969	$13,794
Allowance for losses on loans and real estate not currently deductible	42,220	39,212	35,095
State net operating loss carryforwards	11,800	12,247	10,357
Mortgage servicing rights	10,671	—	—
Basis differences between tax and financial reporting arising from acquisitions	7,198	8,217	9,214
Employee benefits	4,489	4,408	5,007
Other items	7,063	8,452	10,403

	186,648	116,505	83,870
Valuation allowance	(19,370)	(15,845)	(10,911)

	167,278	100,660	72,959

Deferred tax liabilities:
Mark-to-market of securities available for sale	35,248	7,200	940
Federal Home Loan Bank stock	13,859	14,838	20,238
Real estate investment trust deferred income	9,596	10,380	10,010
Core value of acquired deposits	7,157	8,633	10,318
Differences between book and tax basis of premises and equipment	6,511	7,845	7,967
Deferred loan fees	2,254	2,595	3,492
Mortgage servicing rights	—	14,572	17,520
Other items	6,539	5,489	7,574

	81,164	71,552	78,059

Net deferred tax asset (liability)	$86,114	$29,108	$(5,100)

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

Note 17.    Stockholders’ Equity and Regulatory Restrictions

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

The capital distribution regulations of the OTS permit the Bank to pay capital distributions during a calendar year up to 100% of its retained net income for the current calendar year combined with the Bank’s retained net income for the preceding two calendar years without requiring an application to be filed with the OTS. Retained net income is net income determined in accordance with generally accepted accounting principles less total capital distributions declared. At December 31, 2002, the Bank’s total distributions exceeded its retained net income by $226,302,000 under this regulation thereby requiring the Bank to file an application with the OTS for any proposed capital distribution. Applicable regulations require approval by the OTS of any proposed distribution and, in some cases, could prohibit the distribution. The Bank has received approvals from the OTS on all applications for capital distributions.

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

Note 18.     Regulatory Capital

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

The following presents the Bank’s regulatory capital levels and ratios relative to its minimum capital requirements:

	(As Restated – see Note 1)
As of December 31, 2002:	Actual Capital		Required Capital
	Amount	Ratio	Amount	Ratio
OTS capital adequacy:
Tangible capital	$736,627	5.75%	$192,102	1.50%
Core capital	728,449	5.69	383,959	3.00
Risk-based capital	864,671	10.87	636,616	8.00
FDICIA regulations to be classified well-capitalized:
Tier 1 leverage capital	728,449	5.69	639,931	5.00
Tier 1 risk-based capital	728,449	9.15	477,462	6.00
Total risk-based capital	864,671	10.87	795,771	10.00

As of December 31, 2001:
OTS capital adequacy:
Tangible capital	$701,574	5.54%	$190,066	1.50%
Core capital	704,810	5.56	380,230	3.00
Risk-based capital	845,753	11.37	595,253	8.00
FDICIA regulations to be classified well-capitalized:
Tier 1 leverage capital	704,810	5.56	633,717	5.00
Tier 1 risk-based capital	704,810	9.47	446,440	6.00
Total risk-based capital	845,753	11.37	744,066	10.00

As of December 31, 2000:
OTS capital adequacy:
Tangible capital	$796,547	6.48%	$184,496	1.50%
Core capital	801,610	6.51	369,144	3.00
Risk-based capital	875,762	11.79	594,046	8.00
FDICIA regulations to be classified well-capitalized:
Tier 1 leverage capital	801,610	6.51	615,240	5.00
Tier 1 risk-based capital	801,610	10.80	445,535	6.00
Total risk-based capital	875,762	11.79	742,558	10.00

As of December 31, 2002, the most recent notification from the OTS categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank’s classification.

Note 19.    Commitments and Contingencies

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

Note 20.    Employee Benefit and Incentive Plans

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

The Corporation applies APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock option plans. See Note 2 “Summary of Significant Accounting Policies” — “Stock-Based Compensation” for the effect on the Corporation’s net income (loss) and earnings (loss) per share as if compensation cost was determined based on the fair value at the grant dates for stock options awarded pursuant to the provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation.” The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions used as follows:

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

Note 21.    Exit Costs and Termination Benefits

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

In connection with the adoption of SFAS No. 133, during the six months ended December 31, 2000, the Corporation transferred $1,751,195,000, at amortized cost, of held-to-maturity securities to the trading and available for sale portfolios. The transfer of these securities resulted in an after-tax loss of $18,483,000 recorded against current operations on July 1, 2000, as a cumulative adjustment of a change in accounting principle, net of income tax benefits of $9,952,000. During the six months ended December 31, 2000, the Corporation also sold investment securities and mortgage-backed securities totaling $1,166,953,000 resulting in pre-tax losses of $29,970,000 and securitized residential loans totaling $1,651,578,000 resulting in a pre-tax loss of $18,248,000. Proceeds from these sales were used to purchase lower-risk, higher-yielding assets, repay FHLB advances and repurchase common stock. The balance sheet restructuring was completed during the six months ended December 31, 2000.

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

Note 22.    Change in Fiscal Year End

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

The following table presents certain financial information for the six months ended December 31, 2000, to the comparable six month period ending December 31, 1999:

	2000	1999
		(Unaudited)
Total interest income	$498,732	$455,881
Total interest expense	344,297	281,936
Provision for loan losses	(27,854)	(6,760)
Total other income (loss)	(41,561)	54,016
Total other expense	159,170	137,022

Income (loss) before income taxes and cumulative effect of change in accounting principle	(74,150)	84,179
Income tax provision (benefit)	(19,691)	29,206

Income (loss) before cumulative effect of change in accounting principle	(54,459)	54,973
Cumulative effect of change in accounting principle, net of tax benefit	(19,125)	(1,776)

Net income (loss)	$(73,584)	$53,197

Per common share:
Income (loss) before cumulative effect of change in accounting principle	$(1.00)	$.93
Cumulative effect of change in accounting principle, net	(.35)	(.03)

Net income (loss)	$(1.35)	$.90

Dividends declared per common share	$.140	$.135

Weighted average shares outstanding	54,705,067	59,418,005

Note 23.    Cumulative Effect of Change in Accounting Principle

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

All of the securities in the trading portfolio were sold during the three months ended September 30, 2000. Subsequent changes in fair value on the remaining available-for-sale portfolio have been adjusted through other comprehensive income.

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

Note 24.    Financial Information (Parent Company Only)

The summarized financial statements of Commercial Federal Corporation (parent company only) are as follows. These financial statements have been revised to reflect the restatement as described in Note 1.

CONDENSED STATEMENT OF FINANCIAL CONDITION

	December 31,
	2002	2001	2000
ASSETS

Cash	$40,206	$13,416	$36,026
Investment securities available for sale, at fair value	—	—	302
Other assets	3,102	2,805	4,100
Equity in CFC Preferred Trust	—	1,392	1,392
Equity in Commercial Federal Bank	827,053	849,216	995,831

Total Assets	$870,361	$866,829	$1,037,651

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Other liabilities	$4,536	$4,643	$8,165
Subordinated extendible notes	21,725	21,725	50,000
Term notes	94,000	54,375	63,438
Revolving line of credit	—	10,000	10,000
Junior subordinated deferrable interest debentures	—	46,392	46,392

Total Liabilities	120,261	137,135	177,995

Stockholders’ Equity	750,100	729,694	859,656

Total Liabilities and Stockholders’ Equity	$870,361	$866,829	$1,037,651

CONDENSED STATEMENT OF OPERATIONS

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
Revenues:
Dividend income from the Bank	$85,000	$216,000	$57,000	$117,818
Interest income	211	1,304	902	767
Other income (loss)	302	26	(235)	54
Expenses:
Interest expense	(8,068)	(12,601)	(7,620)	(14,526)
Operating expenses	(2,445)	(981)	(1,255)	(1,218)

Income before income taxes, cumulative effect of change in accounting principle and equity in undistributed earnings (losses) of subsidiaries	75,000	203,748	48,792	102,895
Income tax benefit	(3,545)	(4,215)	(2,994)	(5,430)

Income before cumulative effect of change in accounting principle and equity in undistributed earnings (losses) of subsidiaries	78,545	207,963	51,786	108,325
Cumulative effect of change in accounting principle, net	—	—	—	(12)

Income before equity in undistributed earnings (losses) of subsidiaries	78,545	207,963	51,786	108,313
Equity in undistributed (overdistributed) earnings (losses) of subsidiaries	28,458	(111,158)	(125,370)	(4,305)

Net income (loss)	$107,003	$96,805	$(73,584)	$104,008

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,		Six Months Ended December 31, 2000	Year Ended June 30, 2000
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$107,003	$96,805	$(73,584)	$104,008
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net	—	—	—	12
Equity in undistributed (overdistributed) losses (earnings) of subsidiaries	(28,458)	111,158	125,370	4,305
Other items, net	(272)	(2,009)	(11,177)	9,457

Total adjustments	(28,730)	109,149	114,193	13,774

Net cash provided by operating activities	78,273	205,954	40,609	117,782

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of common securities of CFC Preferred Trust	1,392	—	—	—
Proceeds from sales of investment securities available for sale	—	121	8,122	—
Maturities and repayments of investment securities available for sale	—	180	666	—
Purchase of investment securities held to maturity	—	—	—	(8,711)
Purchase of investment securities available for sale	—	—	—	(581)
Other items, net	—	—	—	30

Net cash provided (used) by investing activities	1,392	301	8,788	(9,262)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of notes payable	94,000	—	—	50,000
Payments of notes payable	(64,375)	(37,338)	(1,812)	(47,250)
Redemption of junior subordinated deferrable interest debentures	(46,392)	—	—	—
Payments for debt issue costs	(238)	—	—	—
Repurchases of common stock	(25,709)	(180,877)	(48,953)	(63,895)
Issuance of common stock	5,288	4,579	775	2,363
Payments of cash dividends on common stock	(15,449)	(15,239)	(7,755)	(15,776)
Other items, net	—	10	—	—

Net cash used by financing activities	(52,875)	(228,865)	(57,745)	(74,558)

CASH AND CASH EQUIVALENTS
Increase (decrease) in net cash position	26,790	(22,610)	(8,348)	33,962
Balance, beginning of year	13,416	36,026	44,374	10,412

Balance, end of year	$40,206	$13,416	$36,026	$44,374

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest expense	$8,056	$14,841	$4,709	$16,611
Income taxes, net	68,923	31,049	(12,791)	24,275
Non-cash investing and financing activities:
Securities transferred from held-to-maturity to available for sale	—	—	8,711	—
Common stock received in connection with employee benefit and incentive plans, net	(265)	(114)	—	(135)

Note 25.    Segment Information

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

	Commercial Banking	Mortgage Banking	Retail Banking	Treasury	Reclassification	Consolidated Total
Year Ended December 31, 2002:
Net interest income	$94,938	$34,714	$112,417	$85,659	$—	$327,728
Provision for loan losses	12,634	399	9,313	13,473	(4,817)	31,002
Total other income (loss)	4,948	56,280	111,899	(49,521)	(3,168)	120,438
Total other expense (income)	35,939	33,799	190,218	(68)	6,550	266,438

Income before income taxes	51,313	56,796	24,785	22,733	(4,901)	150,726
Income tax provision	17,947	21,072	9,288	317	(4,901)	43,723

Net income	$33,366	$35,724	$15,497	$22,416	$—	$107,003

Total interest and other income	$99,886	$90,994	$224,316	$36,138	$(3,168)	$448,166
Intersegment revenue	—	11,427	17,711	(1,711)
Depreciation and amortization	473	680	8,987	9,003	—	19,143
Total assets	3,151,766	874,077	1,196,100	7,870,989	—	13,092,932

Year Ended December 31, 2001:
Net interest income	$82,361	$16,051	$113,726	$95,291	$—	$307,429
Provision for loan losses	5,328	47	7,722	31,113	(5,265)	38,945
Total other income (loss)	7,693	41,025	109,795	(21,140)	(15,850)	121,523
Total other expense (income)	38,196	30,326	177,763	7,265	(3,722)	249,828

Income before income taxes	46,530	26,703	38,036	35,773	(6,863)	140,179
Income tax provision	17,186	9,949	14,337	8,765	(6,863)	43,374

Net income	$29,344	$16,754	$23,699	$27,008	$—	$96,805

Total interest and other income	$90,054	$57,076	$223,521	$74,151	$(15,850)	$428,952
Intersegment revenue	—	11,231	15,935	982
Depreciation and amortization	256	345	9,204	9,036	—	18,841
Total assets	3,010,596	887,047	1,469,901	7,535,450	—	12,902,994

The effects of (i) the BOLI adjustment and (ii) other reclassifications on the Corporation’s segments for the following periods are set forth below:

	Commercial Banking	Mortgage Banking	Retail Banking	Treasury	Reclassfication	Consolidated Total
Year Ended December 31, 2002:
Total other income (loss):
As previously reported	$5,083	$56,478	$112,986	$(49,480)	$(4,867)	$120,200
As restated	4,948	56,280	111,899	(49,521)	(3,168)	120,438
Total other expense (income):
As previously reported	35,939	33,799	190,218	(68)	4,851	264,739
As restated	35,939	33,799	190,218	(68)	6,550	266,438
Income before income taxes:
As previously reported	51,448	56,994	25,872	22,774	(4,901)	152,187
As restated	51,313	56,796	24,785	22,733	(4,901)	150,726
Net income:
As previously reported	33,501	35,922	16,584	22,457	—	108,464
As restated	33,366	35,724	15,497	22,416	—	107,003
Total interest and other income:
As previously reported	100,021	91,192	225,403	36,179	(4,867)	447,928
As restated	99,886	90,994	224,316	36,138	(3,168)	448,166
Total assets:
As previously reported	3,152,037	856,500	1,197,798	7,875,132	—	13,081,467
As restated	3,151,766	874,077	1,196,100	7,870,989	—	13,092,932

Year Ended December 31, 2001:
Total other income (loss):
As previously reported	7,829	41,137	110,404	(21,120)	(17,609)	120,641
As restated	7,693	41,025	109,795	(21,140)	(15,850)	121,523
Total other expense (income):
As previously reported	38,196	30,326	177,763	7,265	(5,481)	248,069
As restated	38,196	30,326	177,763	7,265	(3,722)	249,828
Income before income taxes:
As previously reported	46,666	26,815	38,645	35,793	(6,863)	141,056
As restated	46,530	26,703	38,036	35,773	(6,863)	140,179
Net income:
As previously reported	29,480	16,866	24,308	27,028	—	97,682
As restated	29,344	16,754	23,699	27,008	—	96,805
Total interest and other income:
As previously reported	90,190	57,188	224,130	74,171	(17,609)	428,070
As restated	90,054	57,076	223,521	74,151	(15,850)	428,952
Total assets:
As previously reported	3,010,732	880,790	1,470,510	7,539,553	—	12,901,585
As restated	3,010,596	887,047	1,469,901	7,535,450	—	12,902,994

Note 26.    Quarterly Financial Data (Unaudited)

The following summarizes the unaudited quarterly results of operations for the periods indicated:

	Quarter Ended
	December 31	September 30	June 30	March 31
Year Ended December 31, 2002:
Total interest income	$190,012	$195,854	$193,171	$198,016
Net interest income	80,383	82,096	80,666	84,583
Provision for loan losses	(9,731)	(9,142)	(5,540)	(6,589)
Gain (loss) on sales of securities, loans and changes in fair values of derivatives, net	26,805	34,234	17,121	(1,404)
Net income	25,718	26,362	27,233	27,690
Earnings per common share:
Basic	.57	.58	.60	.61
Diluted	.57	.58	.59	.60
Dividends declared per share	.09	.09	.09	.08

Year Ended December 31, 2001:
Total interest income	$208,519	$217,914	$220,863	$224,078
Net interest income	82,092	78,227	75,281	71,829
Provision for loan losses	(8,265)	(19,800)	(6,437)	(4,443)
Gain (loss) on sales of securities, loans and changes in fair values of derivatives, net	(185)	18,833	(1,076)	6,589
Net income	25,227	23,649	26,021	21,908
Earnings per common share:
Basic	.54	.48	.51	.42
Diluted	.53	.47	.50	.41
Dividends declared per share	.08	.08	.08	.07

	Quarter Ended
	December 31	September 30
Six Months Ended December 31, 2000:
Total interest income	$247,017	$251,715
Net interest income	73,882	80,553
Provision for loan losses	(15,206)	(12,648)
Loss on sales of securities, loans and changes in fair values of derivatives, net	(84,208)	(3,277)
Cumulative effect of change in accounting principle, net	—	(19,125)
Net loss	(51,758)	(21,826)
Loss per basic and diluted common share:
Loss before cumulative effect of change in accounting principle	(.96)	(.04)
Cumulative effect of change in accounting principle, net	—	(.35)
Net loss	(.96)	(.39)
Dividends declared per share	.07	.07

	Quarter Ended
	June 30	March 31	December 31	September 30
Year Ended June 30, 2000:
Total interest income	$239,280	$232,529	$232,344	$223,537
Net interest income	83,125	85,071	86,338	87,607
Provision for loan losses	(3,300)	(3,700)	(3,460)	(3,300)
Gain (loss) on sales of securities and loans, net	(112)	(239)	363	(122)
Cumulative effect of change in accounting principle, net	—	—	—	(1,176)
Net income	24,321	26,490	28,759	24,438
Earnings per basic and diluted common share:
Income before cumulative effect of change in accounting principle	.43	.46	.49	.44
Cumulative effect of change in accounting principle, net	—	—	—	(.03)
Net income	.43	.46	.49	.41
Dividends declared per share	.07	.07	.07	.065

The effects of the BOLI adjustment to the quarterly results of operations for the following quarterly periods are set forth below:

	December 31	September 30	June 30	March 31
Year Ended December 31, 2002:
Net income:
As previously reported	$26,279	$26,669	$27,533	$27,983
As restated	25,718	26,362	27,233	27,690
Basic earnings per common share:
As previously reported	0.58	0.59	0.61	0.62
As restated	0.57	0.58	0.60	0.61
Diluted earnings per common share:
As previously reported	0.58	0.58	0.60	0.61
As restated	0.57	0.58	0.59	0.60

Year Ended December 31, 2001:
Net income:
As previously reported	25,116	23,982	26,350	22,234
As restated	25,227	23,649	26,021	21,908
Basic earnings per common share:
As previously reported	0.54	0.48	0.51	0.42
As restated	0.54	0.48	0.51	0.42
Diluted earnings per common share:
As previously reported	0.53	0.48	0.51	0.42
As restated	0.53	0.47	0.50	0.41

Six Months Ended December 31, 2000:
Net loss:
As previously reported	(47,675)
As restated	(51,758)
Net loss per basic and diluted common share:
As previously reported	(0.88)
As restated	(0.96)

Note 27.    Fair Value of Financial Instruments

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

	December 31, 2002		December 31, 2001		December 31, 2000
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash (including short-term investments)	$200,581	$200,581	$206,765	$206,765	$192,358	$192,358
Investment securities available for sale	1,296,050	1,296,050	1,150,345	1,150,345	771,137	771,137
Mortgage-backed securities available for sale	1,632,622	1,632,622	1,829,728	1,829,728	1,514,510	1,514,510
Loans receivable, net	8,617,490	8,856,558	8,447,740	8,605,618	8,893,374	8,927,404
Federal Home Loan Bank stock	283,193	283,193	253,946	253,946	251,537	251,537
Other assets—
Swaption agreements	44,966	44,966	78,220	78,220	—	—
Conforming loan commitments	10,505	10,505	68	68	354	354
Interest rate floor agreements	13,556	13,556	3,071	3,071	1,809	1,809
Forward loan sales commitments	—	—	3,060	3,060	—	—

Financial Liabilities
Deposits:
Savings accounts	1,618,593	1,618,593	1,939,596	1,939,596	1,861,074	1,861,074
Checking accounts	1,469,330	1,469,330	1,198,646	1,198,646	1,065,970	1,065,970
Money market accounts	505,679	505,679	304,620	304,620	382,344	382,344
Certificates of deposit	2,845,439	2,863,102	2,953,660	2,961,651	4,385,098	4,368,094

Total deposits	6,439,041	6,456,704	6,396,522	6,404,513	7,694,486	7,677,482
Advances from Federal Home Loan Bank	4,848,997	5,116,967	4,939,056	5,078,278	3,565,465	3,574,225
Other borrowings	621,192	624,725	526,582	526,971	175,343	169,522
Other liabilities—
Forward loan sales commitments	17,984	17,984	—	—	2,085	2,085
Interest rate swap agreements	255,527	255,527	109,913	109,913	37,252	37,252

The following sets forth the methods and assumptions used in determining the fair value estimates for the Corporation’s financial instruments at December 31, 2002, 2001 and 2000.

Cash and Short-Term Investments

The book value of cash and short-term investments approximates the fair value of these assets.

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

Note 28. Current Accounting Pronouncements

On August 16, 2001, Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) was issued. The provisions of this statement require entities to record the fair value of a liability for an asset retirement obligation in the period that it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, or as of January 1, 2003, for the Corporation. Management does not believe that adoption of this statement will have a material effect on the Corporation’s financial position, liquidity or results of operations.

In May 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections” (“SFAS No. 145”). This statement eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria outlined in APB Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also eliminates the inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002, or beginning January 1, 2003, for the Corporation. Management does not believe that adoption of this statement will have a material effect on the Corporation’s financial position, liquidity or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between this statement and EITF Issue No. 94-3 relates to the requirement for recognition of a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion in this statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs pursuant to EITF Issue No. 94-3 and establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. Previously issued financial statements will not be restated. Management does not believe that adoption of this statement will have a material effect on the Corporation’s financial position, liquidity or results of operations.

On November 25, 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation also identifies several situations where the recognition of a liability at inception for a guarantor’s obligation is not required. The Interpretation expands on the accounting guidance of SFAS No. 5 “Accounting for Contingencies,” SFAS No. 57 “Related Party Disclosures” and SFAS No. 107 “Disclosures about Fair Value of Financial Instruments.” The Interpretation also incorporates, without change, the provisions of Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which it supersedes. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Management does not believe that adoption of this Interpretation will have a material effect on the Corporation’s financial position, liquidity or results of operations.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities.” This Interpretation was issued in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in other activities on behalf of another company. The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. Previously, one company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interest. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. To further assist financial statement users in assessing a company’s risks, the Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Management does not believe that adoption of this Interpretation will have a material effect on the Corporation’s financial position, liquidity or results of operations.

PART IV

ITEM 14. CONTOLS AND PROCEDURES

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-14 (c) under the Exchange Act) as of December 31, 2002. Based upon such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2002, such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Corporation in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Any system of controls can only provide reasonable assurance of the objectives the systems are designed to obtain. The Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

There have been no changes in the Corporation’s internal controls over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Corporation’s fourth quarter December 31, 2002, that has materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

(C)	Exhibits to this Form 10-K/A are filed or incorporated by reference as listed in the “Index to Exhibits” of this Report.
(D)	No financial statement schedules required by Regulation S-X are filed, and as such are excluded from the Annual Report as provided by Exchange Act Rule 14a-3(b)(i).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL FEDERAL CORPORATION

Date: March 1, 2004	By:	/s/ WILLIAM A. FITZGERALD
William A. Fitzgerald
Chairman of the Board and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Identity of Exhibits

3.1	Articles of Incorporation of Registrant, as amended and restated (incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 3, 1998)

3.2	Bylaws of Registrant, as Amended and Restated (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 7, 2001)

4.1	Form of Certificate of Common Stock of Registrant (incorporated by reference to the Registrant’s Form S-1 Registration Statement No. 33-00330)

4.2	Shareholder Rights Agreement between Commercial Federal Corporation and Harris Trust and Savings Bank, as amended (incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarterly Period Ended September 30, 1998)

4.3	The Corporation hereby agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of the Subordinated Extendible Notes of the Corporation.

10.1	Employment Agreement with William A. Fitzgerald dated June 8, 1995 (incorporated by reference to the Registrant’s Form S-4 Registration Statement No. 33-60589)

10.2	Change of Control Executive Severance Agreement with William A. Fitzgerald dated June 8, 1995 (incorporated by reference to the Registrant’s Form S-4 Registration Statement No. 33-60589)

10.3	Form of Change in Control Executive Severance Agreements entered into with Executive Vice Presidents, Senior Vice Presidents and First Vice Presidents (incorporated by reference to the Registrant’s Form S-4 Registration Statement No. 33-60589)

10.4	Commercial Federal Bank Amended and Restated Deferred Compensation Plan for Highly Compensated Employees (previously filed)

10.5	Commercial Federal Corporation Incentive Plan Amended and Restated Effective May 1, 1999 dated May 11, 1999 (filed herewith)

10.6	Employment Agreement with William A. Fitzgerald, dated May 15, 1974, as Amended February 14, 1996 (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1996—File No. 1-11515)

10.7	Commercial Federal Savings and Loan Association Survivor Income Plan, as Amended February 14, 1996 (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1996—File No. 1-11515)

10.8	Commercial Federal Corporation 1996 Stock Option and Incentive Plan as Amended (incorporated by reference to the Registrant’s Form S-8 Registration Statement Nos. 333-20739 and 333-58607)

10.9	Railroad Financial Corporation 1994 Stock Option and Incentive Plan (incorporated by reference to the Registrant’s Form S-8 Registration Statement No. 33-63629)

10.10	Mid Continent Bancshares, Inc. 1994 Stock Option Plan (incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form S-4 under cover of Form S-8—File No. 333-42817)

10.11	Perpetual Midwest Financial, Inc. 1993 Stock Option and Incentive Plan (incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form S-4 under cover of Form S-8—File No. 333-45613)

10.12	First Colorado Bancorp, Inc. 1996 Stock Option Plan (incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form S-4 under cover of Form S-8—File No. 333-49967)

Exhibit Number	Identity of Exhibits

10.13	Commercial Federal 401(k) Plan for Acquired Companies (incorporated by reference to the Registrant’s Form S-8 Registration Statement No. 333-91065)

10.14	Change of Control Executive Severance Agreement with David S. Fisher dated June 23, 2000 (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 2000—File No. 1-11515)

10.15	Separation, Waiver and Release Agreement with James A. Laphen dated June 8, 2000 (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 2000—File No. 1-11515)

10.16	Retirement, Waiver and Release Agreement with Gary D. White dated August 24, 2000 (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 2000—File No. 1-11515)

10.17	Change of Control Executive Severance Agreement with Robert J. Hutchinson dated June 1, 2001 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001—File No. 1-11515)

10.18	Offer of Employment Agreement with Robert J. Hutchinson dated April 18, 2001 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001—File No. 1-11515)

10.19	Separation, Waiver and Release Agreement with Peter J. Purcell dated February 5, 2002 (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Year Ended December 31, 2001—File No. 1-11515)

10.20	Commercial Federal Corporation 2002 Stock Option and Incentive Plan (incorporated by reference to the Registrant’s Form S-8 Registration Statement No. 333-91476)

10.21	Commercial Federal Bank Stock Option & Restricted Stock Deferral Plan (previously filed)

10.22	Term and Revolving Credit Agreement between Commercial Federal Corporation and First National Bank of Omaha dated December 30, 2002 (previously filed)

21	Subsidiaries of the Corporation (previously filed)

23	Consent of Independent Auditors (filed herewith)

31.1	Chief Executive Officer’s Rule 13a-14(a) Certification (filed herewith)

31.2	Chief Financial Officer’s Rule 13a-14(a) Certification (filed herewith)

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)