Form 10-Q/A
period 2003-03-31
COMMERCIAL FEDERAL CORP
filed 2004-03-01
CIK 744778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

COMMERCIAL FEDERAL CORPORATION

FORM 10-Q/A

MARCH 31, 2003

INTRODUCTORY NOTE

The purpose of this Form 10-Q/A (Amendment No. 1) is to restate the accompanying consolidated statements of financial condition of Commercial Federal Corporation (the “Corporation”) as of March 31, 2003, and the related consolidated statements of operations, comprehensive income, and cash flows for the three months ended March 31, 2003 and 2002. Subsequent to the issuance of the Corporation’s consolidated financial statements as of March 31, 2003, and the filing of its Quarterly Report on Form 10-Q for March 31, 2003, with the Securities and Exchange Commission, management of the Corporation determined that the accounting for certain components of a bank owned life insurance policy (“BOLI”) was incorrect. The effects of the error (“BOLI adjustment”) were spread over a 12-quarter period beginning with the three months ended December 31, 2000, when the bank owned life insurance policy was first acquired, through the September 30, 2003 quarter. The accounting policy the Corporation previously used resulted in the overstatement of total assets, total stockholders’ equity, other non-interest income and net income by a like amount.

The aggregate effects of this BOLI adjustment were to reduce previously reported net income for the quarter ended March 31, 2003, by $432,000 to $22.7 million, or $.50 per diluted share, a decrease of $.01 per diluted share as compared to amounts previously reported; and to reduce previously reported net income for the quarter ended March 31, 2002, by $293,000 to $27.7 million, or $.60 per diluted share, a decrease of $.01 per diluted share as compared to amounts previously reported. Total assets and total stockholders’ equity decreased by $6.9 million and $5.3 million at March 31, 2003 and 2002, respectively. See Note A for additional information on the BOLI adjustment.

The Corporation also restated its consolidated statement of financial condition to (i) reflect mortgage loans eligible for repurchase at the Corporation’s option and without prior authorization from the Government National Mortgage Association (“GNMA”) as loans held for sale and (ii) reclassify the principal amount of mortgage loans actually repurchased from GNMA from other assets to loans held for sale. These GNMA restatements properly reflect loans held for sale at fair value, GNMA loans actually repurchased, and other borrowings for the GNMA optional repurchase loans as of March 31, 2003, and December 31, 2002. See Note A for additional information on these GNMA loans.

The Corporation issued a press release on January 29, 2004, which it filed as an exhibit to a Current Report Form 8-K on the same date, and stated management’s intention to restate these financial statements. The restatement affects periods beginning in December 2000 when the bank owned life insurance policy was first acquired. The Corporation has also restated its financial reports for the quarters ended June 30, 2003 and September 30, 2003, and its Form 10-K for the year ended December 31, 2002.

The principal effects of these changes on the accompanying financial statements are presented in Note A to the Corporation’s consolidated financial statements. For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Corporation has amended and restated in its entirety each item of the Corporation’s Form 10-Q for the three months ended March 31, 2003 and 2002, which has been affected by the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of this restatement.

COMMERCIAL FEDERAL CORPORATION

FORM 10-Q/A

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED Financial Statements

(Unaudited)

(Dollars in Thousands)	March 31, 2003	December 31, 2002

	(As Restated, see Note A)
ASSETS
Cash (including short-term investments of $842 and $505)	$223,129	$200,581
Investment securities available for sale, at fair value	1,271,810	1,296,050
Mortgage-backed securities available for sale, at fair value	1,588,715	1,632,622
Loans held for sale, net	1,059,141	914,474
Loans receivable, net of allowances of $108,857 and $106,148	7,808,986	7,703,016
Federal Home Loan Bank stock	264,028	283,193
Foreclosed real estate	41,316	40,008
Premises and equipment, net	143,904	148,374
Bank owned life insurance	225,409	222,537
Other assets	527,787	466,995
Core value of deposits, net of accumulated amortization of $62,817 and $61,268	20,816	22,365
Goodwill	162,717	162,717

Total Assets	$13,337,758	$13,092,932

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$6,740,117	$6,439,041
Advances from Federal Home Loan Bank	4,770,335	4,848,997
Other borrowings	586,514	621,192
Other liabilities	489,290	433,602

Total Liabilities	12,586,256	12,342,832

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 44,808,282 and 45,270,360 shares issued and outstanding	448	453
Additional paid-in capital	51,837	61,712
Retained earnings	810,056	791,357
Accumulated other comprehensive loss, net	(110,839)	(103,422)

Total Stockholders’ Equity	751,502	750,100

Total Liabilities and Stockholders’ Equity	$13,337,758	$13,092,932

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(Dollars in Thousands Except Per Share Data)	Three Months Ended March 31,
	2003	2002

	(As Restated - see Note A)
Interest Income:
Loans receivable	$142,351	$152,039
Mortgage-backed securities	16,447	26,858
Investment securities	17,576	19,119

Total interest income	176,374	198,016
Interest Expense:
Deposits	39,614	48,804
Advances from Federal Home Loan Bank	56,920	58,894
Other borrowings	5,012	5,735

Total interest expense	101,546	113,433
Net Interest Income	74,828	84,583
Provision for Loan Losses	(7,146)	(6,589)

Net Interest Income After Provision for Loan Losses	67,682	77,994

Other Income (Loss):
Retail fees and charges	13,503	12,408
Loan servicing fees, net of amortization	(1,025)	2,836
Mortgage servicing rights valuation adjustment	(13,528)	529
Gain (loss) on sales of securities and changes in fair values of derivatives, net	19,000	(4,843)
Gain on sales of loans	5,480	3,439
Bank owned life insurance	2,872	3,052
Other operating income	5,656	7,876

Total other income	31,958	25,297
Other Expense:
General and administrative expenses –
Compensation and benefits	30,813	28,495
Occupancy and equipment	10,436	9,326
Data processing	4,675	4,434
Advertising	4,130	2,915
Communication	3,414	3,056
Item processing	3,469	3,461
Outside services	2,391	3,638
Foreclosed real estate, net	1,381	1,442
Other operating expenses	5,923	5,799

Total general and administrative expenses	66,632	62,566
Amortization of core value of deposits	1,549	1,633

Total other expense	68,181	64,199

Income Before Income Taxes	31,459	39,092
Provision for Income Taxes	8,760	11,402

Net Income	$22,699	$27,690

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (Continued)

(Unaudited)

(Dollars in Thousands Except Per Share Data)	Three Months Ended March 31,
	2003	2002

	(As Restated - see Note A)
Weighted Average Number of Common Shares Outstanding Used in Basic Earnings Per Share Calculation	45,092,714	45,355,667
Add Assumed Exercise of Outstanding Stock Options as Adjustments for Dilutive Securities	328,646	555,035

Weighted Average Number of Common Shares Outstanding Used in Diluted Earnings Per Share Calculation	45,421,360	45,910,702

Basic Earnings Per Common Share	$.50	$.61

Diluted Earnings Per Common Share	$.50	$.60

Dividends Declared Per Common Share	$.09	$.08

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in Thousands)	Three Months Ended March 31,
	2003	2002

	(As Restated -see Note A)
Net Income	$22,699	$27,690
Other Comprehensive Income (Loss):
Unrealized holding losses on securities available for sale	(2,447)	(29,894)
Fair value adjustment on interest rate swap agreements	11,603	31,987
Fair value change on interest only strips	(1,024)	(144)
Reclassification of net losses (gains) included in net income pertaining to:
Securities sold	(20,271)	3,149
Amortization of fair value adjustments on interest rate swap agreements	509	509

Other Comprehensive Income (Loss) Before Income Taxes	(11,630)	5,607
Income Tax Provision (Benefit)	(4,213)	1,765

Other Comprehensive Income (Loss)	(7,417)	3,842

Comprehensive Income	$15,282	$31,532

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)	Three Months Ended March 31,
	2003	2002

	(As Restated – see Note A)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,699	$27,690
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization of core value of deposits	1,549	1,633
Depreciation and amortization	4,994	4,495
Amortization of deferred discounts and fees, net of premiums	9,882	2,486
Amortization of mortgage servicing rights	12,062	6,668
Valuation adjustment of mortgage servicing rights	13,528	(529)
Provision for losses on loans	7,146	6,589
Gain on sales of real estate and loans, net	(5,441)	(3,386)
Gain on sales of securities and changes in fair values of derivatives, net	(19,000)	4,843
Proceeds from sales of loans	1,256,144	624,553
Origination of loans for resale	(447,480)	(233,006)
Purchases of loans for resale	(1,057,346)	(533,700)
Increase in bank owned life insurance, net	(2,872)	(3,059)
Decrease in interest receivable	8,207	2,032
Increase (decrease) in interest payable and other liabilities, net	74,095	(38,480)
Other items, net	(81,271)	(46,819)

Total adjustments	(225,803)	(205,680)

Net cash used by operating activities	(203,104)	(177,990)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of loans	(283,056)	(112,336)
Repayment of loans, net of originations	259,197	366,781
Proceeds from sales of mortgage-backed securities available for sale	—	18,147
Principal repayments of mortgage-backed securities available for sale	252,988	276,835
Purchases of mortgage-backed securities available for sale	(214,805)	(306,092)
Maturities and principal repayments of investment securities available for sale	6,418	8,490
Proceeds from sales of investment securities available for sale	240,485	122,838
Purchases of investment securities available for sale	(220,650)	(88,576)
Purchase of mortgage servicing rights	(6,758)	—
Purchases of Federal Home Loan Bank stock	—	(2,942)
Proceeds from sales of Federal Home Loan Bank stock	19,165	6,334
Proceeds from sales of real estate	4,697	13,093
Payments to acquire real estate	(184)	(9,490)
Dispositions (purchases) of premises and equipment, net	(524)	1,035
Other items, net	1,074	(2,731)

Net cash provided by investing activities	58,047	291,386

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in Thousands)	Three Months Ended March 31,
	2003	2002

	(As Restated - see Note A)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	$301,076	$(114,042)
Proceeds from Federal Home Loan Bank advances	143,975	—
Repayments of Federal Home Loan Bank advances	(225,000)	(37,025)
Proceeds from securities sold under agreements to repurchase	3,544	108,075
Repayments of securities sold under agreements to repurchase	(3,350)	(8,118)
Repayments of other borrowings	(33,557)	(79,761)
Purchases of interest rate swap and swaption agreements	(4,782)	(18,175)
Payments of cash dividends on common stock	(4,067)	(3,671)
Repurchases of common stock	(10,274)	(19,474)
Issuance of common stock	40	1,727

Net cash provided (used) by financing activities	167,605	(170,464)

CASH AND CASH EQUIVALENTS

Increase (decrease) in net cash position	22,548	(57,068)
Balance, beginning of year	200,581	206,765

Balance, end of period	$223,129	$149,697

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest expense	$98,820	$111,784
Income taxes, net	18,086	12,654
Non-cash investing and financing activities:
Loans exchanged for mortgage-backed securities	7,009	—
Loans transferred to real estate	7,498	2,496
Net increase to loans held for sale and other borrowings under the GNMA optional repurchase program	3,625	5,650

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2003

(Unaudited)

(Columnar Dollars in Footnotes are in Thousands Except Per Share Amounts)

A. RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENTS:

Subsequent to the issuance of the Corporation’s consolidated financial statements as of March 31, 2003, and the filing of its Quarterly Report on Form 10-Q for the period ended March 31, 2003, with the Securities and Exchange Commission, management of the Corporation determined that the accounting for certain components of a bank owned life insurance policy was incorrect. The effects of the error were spread over a 12-quarter period beginning with the three months ended December 31, 2000, through the September 30, 2003 quarter. The accounting policy the Corporation previously used resulted in the overstatement of total assets, total stockholders’ equity, other non-interest income and net income by a like amount.

The Corporation services mortgage loans for GNMA. When specific delinquency criteria are met, certain mortgage loans serviced for GNMA become eligible for repurchase by the Corporation at the Corporation’s option and without prior authorization from GNMA. Under the provisions of Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Corporation is deemed to have regained effective control over these loans. Therefore, applicable periods of the Corporation’s consolidated statements of financial condition have been restated to reflect the loans eligible for repurchase as loans held for sale at fair value, along with an offsetting liability classified as other borrowings, for $16.6 million and $17.9 million at March 31, 2003, and December 31, 2002, respectively (“GNMA adjustment”). In addition, the Corporation has reclassified from other assets to loans held for sale the principal amount of loans actually repurchased from GNMA for $29.5 million and $28.0 million at March 31, 2003, and December 31, 2002, respectively (“GNMA reclassification”). The Corporation either resells these loans or, since these loans are guaranteed by the Federal Housing Administration (“FHA”) or by the Department of Veteran’s Affairs (“VA”), the Corporation undertakes collection efforts and the foreclosure process for these repurchased loans on behalf of the FHA and VA. The Corporation is reimbursed for substantially all costs incurred after the foreclosure process is complete. This GNMA restatement affects periods beginning as of December 31, 2001 through September 30, 2003.

As a result, the accompanying statements of consolidated financial condition of the Corporation as of March 31, 2003, and the related consolidated statements of operations, comprehensive income, cash flows and related disclosures for the three months ended March 31, 2003 and 2002, have been restated to reflect these changes.

The effect of the BOLI adjustment to the consolidated results of operations for the three months ended March 31, 2003 and 2002 is shown below:

	Three Months Ended March 31,
Net Income:	2003	2002

As previously reported	$23,131	$27,983
BOLI adjustment	(432)	(293)

As restated	$22,699	$27,690

Basic earnings per share:
As previously reported	$.51	$.62
BOLI adjustment	(.01)	(.01)

As restated	$.50	$.61

Diluted earnings per share:
As previously reported	$.51	$.61
BOLI adjustment	(.01)	(.01)

As restated	$.50	$.60

The effects of (i) the BOLI adjustment and (ii) the GNMA adjustment and reclassification on the accompanying consolidated statement of financial condition for the following periods are set forth below:

	March 31, 2003
	As Previously Reported	As Restated

Loans held for sale, net (1)(2)	$1,013,067	$1,059,141
Bank owned life insurance (3)	232,262	225,409
Other assets (2)	557,290	527,787
Total assets (1)(3)	13,328,040	13,337,758
Other borrowings (1)	569,943	586,514
Total liabilities (1)	12,569,685	12,586,256
Retained earnings (3)	816,909	810,056
Total stockholders’ equity (3)	758,355	751,502
Total liabilities and stockholders’ equity (1)(3)	13,328,040	13,337,758

(1)	Reflects the GNMA adjustment for mortgage loans eligible for repurchase at the Corporation’s option and without prior authorization from GNMA totaling $16,571,000 at March 31, 2003.
(2)	Reflects the GNMA reclassification for the amount of mortgage loans actually repurchased from GNMA totaling $29,503,000 at March 31, 2003, previously classified in other assets.
(3)	Reflects the correction of the BOLI accounting error on a cumulative basis totaling $6,853,000 at March 31, 2003.

The effects of the BOLI adjustment on the accompanying consolidated statement of operations for the following periods is set forth below:

	Three Months Ended March 31,		Three Months Ended March 31,

	2003	2003	2002	2002
	As Previously Reported	As Restated	As Previously Reported	As Restated

Bank owned life insurance	$3,304	$2,872	$3,345	$3,052
Total other income (loss)	32,390	31,958	25,590	25,297
Income before income taxes	31,891	31,459	39,385	39,092
Net income	23,131	22,699	27,983	27,690
Comprehensive income	15,714	15,282	31,825	31,532
Basic earnings per common share	0.51	0.50	0.62	0.61
Diluted earnings per common share	0.51	0.50	0.61	0.60

Certain items in the consolidated statement of cash flows for the three months ended March 31, 2003 and 2002, under the sections ‘cash flows from operating activities’ and ‘supplemental disclosure for non-cash activities’ have also been restated. No totals for operating, investing or financing activities changed.

B. BASIS OF CONSOLIDATION AND PRESENTATION:

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

The accompanying interim condensed consolidated financial statements have not been audited by independent auditors. In the opinion of management, all adjustments considered necessary to fairly present the financial statements have been included. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results which may be expected for the entire calendar year 2003.

C. STOCK-BASED COMPENSATION:

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

	Three Months Ended March 31,
	2003	2002

Net income as reported	$22,699	$27,690
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	1,421	1,328

Pro forma net income	$21,278	$26,362

Earnings per share:
Basic –
As reported	$.50	$.61
Pro forma	.47	.58
Diluted –
As reported	$.50	$.60
Pro forma	.47	.58

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

D. MORTGAGE BANKING ACTIVITIES:

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

D. MORTGAGE BANKING ACTIVITIES (Continued):

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

E. INTANGIBLE ASSETS:

Intangible assets consist of core value of deposits, goodwill and mortgage servicing rights. See Note D “Mortgage Banking Activities” for activity related to mortgage servicing rights which are included in the Consolidated Statement of Financial Condition under the caption “Other Assets.”

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

F. DERIVATIVE FINANCIAL INSTRUMENTS:

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

At March 31, 2003, the Corporation also had rate lock commitments to originate mortgage loans, net of estimated fallout, totaling $952,404,000 and mandatory forward sales commitments totaling $1,866,622,000 that are considered to be derivatives under SFAS No. 133. These derivatives are recorded at fair value with changes in fair value reported currently in earnings. A portion of the mandatory forward sales commitments are designated as hedging the changes in fair value of mortgage loans held for sale in the secondary market (“warehouse loans”) in circumstances where the critical terms of the forward sales commitments match the critical terms of the warehouse loans. The recognized gains and losses associated with the forward loan sales and the hedged warehouse loans with matched critical terms offset, resulting in no impact to the Corporation’s earnings. The warehouse loans which do not have matched critical terms with forward sales commitments are carried at the lower of cost or market.

The Corporation had call options outstanding with notional amounts totaling $180,000,000 as of March 31, 2003. These call options receive a “no hedging” designation, and therefore, are recorded at a fair value gain of $725,000 at March 31, 2003 on the consolidated statement of financial condition. The Corporation also had interest rate floor agreements with notional amounts totaling $1,300,000,000 at March 31, 2003. These interest rate floor agreements are used to protect the fair value of mortgage servicing rights. These derivatives also do not qualify as hedges under SFAS No. 133, and therefore, receive a “no hedging” designation and are carried at a fair value gain of $10,468,000 at March 31, 2003 on the consolidated statement of financial condition.

G. COMMITMENTS AND CONTINGENCIES:

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

H. SEGMENT INFORMATION:

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

Net interest income is determined by the Corporation’s internal funds transfer pricing system which calculates each segment’s net interest income contribution based on the type, maturity or repricing characteristics of certain assets and liabilities. The provision for loan losses by segment is based upon the current and historical business cycle loss rates. Total other income consists of revenue directly attributable to each segment and allocations based on segment ownership of certain assets and liabilities. Amortization expense of mortgage servicing rights is charged directly to the Mortgage Banking segment. Actual valuation adjustments to the mortgage servicing rights portfolio are charged directly to the Treasury segment with allocations made to the Mortgage Banking segment related to certain acquisitions of mortgage servicing rights and originations of warehouse mortgage loans. Total other expense consists of direct expenses attributable to each segment and indirect expenses allocated by an activity-based costing system using full absorption. Effective the first quarter of 2003, the net effect of transfer pricing loan and deposit balances, amounts to reconcile the provision for loan losses, other income, other expense and income taxes to externally reported balances, and any residual effects of unallocated systems and other support functions are allocated to the Treasury segment. The Treasury segment for the 2002 first quarter was restated to reflect these adjustments.

H. SEGMENT INFORMATION (Continued):

The contributions of the business segments to the consolidated results for the three months ended March 31, 2003 and 2002, which are not in accordance with accounting principles generally accepted in the United States, are summarized in the following tables:

	Commercial Banking	Mortgage Banking	Retail Banking	Treasury	Consolidated Total

Three Months Ended March 31, 2003:
Net interest income	$26,750	$12,484	$23,401	$12,193	$74,828
Provision for loan losses	2,358	11	1,691	3,086	7,146
Total other income (loss)	(3,333)	(5,118)	27,389	13,020	31,958
Total other expense (income)	11,543	11,308	46,833	(1,503)	68,181

Income (loss) before income taxes	9,516	(3,953)	2,266	23,630	31,459
Income tax provision (benefit)	3,134	(1,403)	804	6,225	8,760

Net income (loss)	$6,382	$(2,550)	$1,462	$17,405	$22,699

Total interest and other income	$23,417	$7,366	$50,790	$25,213	$106,786
Intersegment revenue	—	2,905	4,505	13,028
Depreciation and amortization	128	221	2,317	2,328	4,994
Total assets	3,325,515	992,935	1,179,983	7,839,325	13,337,758

Three Months Ended March 31, 2002:
Net interest income	$22,620	$5,827	$27,437	$28,699	$84,583
Provision for loan losses	3,047	71	2,208	1,263	6,589
Total other income (loss)	785	8,662	23,679	(7,829)	25,297
Total other expense (income)	8,437	8,228	46,278	1,256	64,199

Income before income taxes	11,921	6,190	2,630	18,351	39,092
Income tax provision	4,182	2,180	997	4,043	11,402

Net income	$7,739	$4,010	$1,633	$14,308	$27,690

Total interest and other income	$23,405	$14,489	$51,116	$20,870	$109,880
Intersegment revenue	—	3,407	4,467	645
Depreciation and amortization	116	76	2,058	2,245	4,495
Total assets	2,956,702	732,648	1,608,533	7,451,353	12,749,236

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

$1,834

The effects of (i) the BOLI adjustment and (ii) the GNMA adjustment and reclassification on the Corporation's segments for the following periods are set forth below:

	Commercial Banking	Mortgage Banking	Retail Banking	Treasury	Consolidated Total

Three Months Ended March 31, 2003:
Total other income (loss):
As previously reported				$13,452	$32,390
As restated				13,020	31,958
Income (loss) before income taxes:
As previously reported				24,062	31,891
As restated				23,630	31,459
Net income (loss):
As previously reported				17,837	23,131
As restated				17,405	22,699
Total interest and other income:
As previously reported				25,645	107,218
As restated				25,213	106,786
Total assets:
As previously reported	$3,325,786	$976,673	$1,181,681	7,843,900	13,328,040
As restated	3,325,515	992,935	1,179,983	7,839,325	13,337,758

Three Months Ended March 31, 2002:
Total other income (loss):
As previously reported	813	8,701	23,898	(7,822)	25,590
As restated	785	8,662	23,679	(7,829)	25,297
Income before income taxes:
As previously reported	11,949	6,229	2,849	18,358	39,385
As restated	11,921	6,190	2,630	18,351	39,092
Net income:
As previously reported	7,767	4,049	1,852	14,315	27,983
As restated	7,739	4,010	1,633	14,308	27,690
Total interest and other income:
As previously reported	23,433	14,528	51,335	20,877	110,173
As restated	23,405	14,489	51,116	20,870	109,880
Total assets:
As previously reported	2,956,866	724,883	1,609,359	7,455,465	12,746,573
As restated	2,956,702	732,648	1,608,533	7,451,353	12,749,236

I. REGULATORY CAPITAL:

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

The following presents the Bank’s regulatory capital levels and ratios relative to its respective minimum capital requirements as of March 31, 2003:

	Actual Capital		Required Cpaital
	Amount	Ratio	Amount	Ratio

OTS capital adequacy:
Tangible capital	$761,974	5.82%	$196,230	1.50%
Core capital	753,758	5.77	392,214	3.00
Risk-based capital	892,185	10.95	652,033	8.00

FDICIA regulations to be classified well-capitalized:
Tier 1 leverage capital	753,758	5.77	653,689	5.00
Tier 1 risk-based capital	753,758	9.25	489,025	6.00
Total risk-based capital	892,185	10.95	815,041	10.00

The most recent notification from the OTS categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank’s classification.

J. CURRENT ACCOUNTING PRONOUNCEMENTS:

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

J. CURRENT ACCOUNTING PRONOUNCEMENTS (Continued):

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this Form 10-Q/A that are not historical fact are forward-looking statements that involve inherent risks and uncertainties. Management cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Factors that might cause a difference include, but are not limited to: fluctuations in interest rates, inflation, the effect of regulatory or government legislative or accounting changes, expected cost savings and revenue growth not fully realized, general economic conditions, adequacy of allowance for loan losses, the progress and expected costs associated with strategic initiatives and whether realized within expected time frames, technology changes and competitive pressures in the geographic and business areas where the Corporation conducts its operations. These forward-looking statements are based on management’s current expectations. Actual results in future periods may differ materially from those currently expected because of various risks and uncertainties.

RESTATEMENT

Subsequent to the issuance of the Corporation’s consolidated financial statements as of March 31, 2003, and the filing of its quarterly Form 10-Q with the Securities and Exchange Commission, management determined that the accounting for certain components of a bank owned life insurance policy was incorrect. This restatement also adjusts for mortgage loans held for sale related to the GNMA optional repurchase program. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section has been revised to reflect the effects of the restatement. See Note A for additional information.

CRITICAL ACCOUNTING POLICIES:

The Corporation’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of March 31, 2003, remain unchanged from December 31, 2002. These policies are allowance for losses on loans, mortgage servicing rights and derivative financial instruments. Disclosure on these critical accounting policies is incorporated by reference under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s Annual Report on Form 10-K/A for the Corporation’s year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES:

The Corporation’s principal asset is its investment in the capital stock of the Bank. Since the Corporation does not generate any significant revenues independent of the Bank, the Corporation’s liquidity is dependent on the extent to which it receives cash distributions from the Bank. The Bank’s ability to pay cash distributions to the Corporation is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Capital distribution regulations of the Office of Thrift Supervision (“OTS”), as defined, permit the Bank, upon notice to the OTS, to pay capital distributions during a calendar year up to 100% of the Bank’s retained net income (net income determined in accordance with generally accepted accounting principles less total capital distributions declared) for the current calendar year plus the Bank’s retained net income for the preceding two calendar years. Capital distributions in excess of the Bank’s retained net income require the submission of an application for approval from the OTS. At March 31, 2003, the Bank’s total distributions exceeded its retained income by $59.5 million under this regulation thereby requiring the Bank to file an application with the OTS for any capital distribution.

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

OPERATING RESULTS BY SEGMENT:

See Note H to these Condensed Consolidated Financial Statements for additional information on the Corporation’s lines of business including tabular results of operations for the three months ended March 31, 2003 and 2002. Results of operations for each business unit is derived from management’s internal reporting system used to measure the performance of the segments and the Corporation in total. The reported results of operations and financial condition by business unit from this management reporting system are not in accordance with accounting principles generally accepted in the United States.

Commercial Banking:

The Commercial Banking segment reported net income of $6.4 million for the three months ended March 31, 2003, compared to $7.7 million for the three months ended March 31, 2002. Net interest income increased $4.1 million for the quarter ended March 31, 2003, compared to the 2002 first quarter. The increase in net interest income is due primarily to the increase in the average balance of the commercial loan portfolio during 2003 over the respective 2002 period. The provision for loan losses decreased $689,000 for the three months ended March 31, 2003, compared to 2002 due to a reduction in commercial loan net charge-offs comparing the respective periods. Total other income decreased $4.1 million for the three months ended March 31, 2003, compared to the respective 2002 first quarter primarily due to the Treasury segment charging the Commercial Banking segment loan prepayment fees totaling $5.2 million on the commercial loans paying in full before maturity. This intersegment charge was implemented in 2003. Total other expense increased $3.1 million for the three months ended March 31, 2003, compared to the 2002 period.

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

Retail Banking:

The Retail Banking segment reported net income of $1.5 million for the three months ended March 31, 2003, compared to $1.6 million for the three months ended March 31, 2002. Net interest income decreased $4.0 million for the three months ended March 31, 2003, compared to the 2002 period. The decrease in net interest income is primarily due to lower rates on consumer and home equity loans comparing the respective periods and higher rates paid on deposits. The provision for loan losses decreased $517,000 for the three months ended March 31, 2003, compared to the 2002 period. Total other income increased $3.7 million for the three months ended March 31, 2003, compared to the 2002 first quarter. This increase in total other income is primarily due to the $3.3 million intersegment revenue allocation from Mortgage Banking for the Retail Banking segment’s origination of residential mortgage loans at higher than market rates during the 2003 first quarter and increased fees generated in the 2003 first quarter compared to 2002 from increases in nonsufficient fund and overdraft fees and debit and credit card fees due to a greater number of accounts and increased transactions comparing the respective periods. Total other expense increased $555,000 for the three months ended March 31, 2003, compared to the three months ended March 31, 2002.

OPERATING RESULTS BY SEGMENT (Continued):

Treasury:

The Treasury segment reported net income of $17.4 million for the three months ended March 31, 2003 compared to $14.3 million for the three months ended March 31, 2002. Net interest income decreased $16.5 million for the 2003 first quarter compared to the 2002 first quarter. This decrease is due primarily to the lower yields earned on the Treasury segment’s total interest-earning assets portfolio comparing the respective periods. The provision for loan losses increased $1.2 million for the three months ended March 31, 2003, compared to the 2002 period due to a higher balance of loans held in the Treasury segment comparing the respective periods. Total other income was $13.5 million for the quarter ended March 31, 2003, compared to a loss of $7.8 million for 2002. This increase in total other income comparing the respective periods is due to net gains on the sales of securities and changes in fair values of derivatives totaling $19.0 million for the 2003 first quarter compared to a loss totaling $4.8 million for the 2002 first quarter. The March 31, 2003, increase over 2002 is also due to the intersegment loan prepayment fees totaling $5.2 million generated from the Commercial Banking segment (which was implemented in 2003) and the intersegment revenue totaling $6.3 million from Mortgage Banking that is based on its allocated portion of the actual $13.5 million valuation adjustment for impairment of the mortgage servicing rights recorded during the 2003 first quarter. These increases to total other income were partially offset by the actual $13.5 million valuation adjustment for impairment of the mortgage servicing rights recorded during the 2003 first quarter resulting in a net charge to Treasury related to the impairment of mortgage servicing rights of $7.2 million. Total other expense for the three months ended March 31, 2003, is a credit of $1.5 million compared to $1.3 million in expense for the three months ended March 31, 2002.

CONSOLIDATED RESULTS OF OPERATIONS:

Net income for the three months ended March 31, 2003, was $22.7 million, or $.50 per basic and diluted share, compared to net income of $27.7 million, or $.60 per diluted share ($.61 per basic share), for the three months ended March 31, 2002. The decrease in net income comparing the respective quarters is primarily due to a decrease of $9.8 million in net interest income and increase of $4.1 million in general and administrative expenses and $557,000 in the provision for loan losses. These decreases to net income were partially offset by an increase of $6.7 million in total other income and a decrease of $2.6 million in the provision for income taxes.

Net Interest Income:

Net interest income totaled $74.8 million for the three months ended March 31, 2003, compared to $84.6 million for the three months ended March 31, 2002, a decrease of $9.8 million, or 11.5%. During the three months ended March 31, 2003 and 2002, interest rate spreads were 2.54% and 2.92%, respectively, a decrease of 38 basis points comparing periods; and the net yield on interest-earning assets was 2.52% and 2.90%, respectively, a decrease of 38 basis points. The decrease in the interest rate spreads comparing the respective periods is due primarily to an 84 basis point decrease in the yield received on interest-earning assets partially offset by a 46 basis point decline in the rate incurred on interest-bearing liabilities. Total interest income decreased $21.6 million comparing the three months ended March 31, 2003 to 2002 due to the lower yields on interest-earning assets, even though the average balance of interest-earning assets increased $199.5 million over the same time periods. Total interest expense decreased approximately $11.9 million over the same three-month period due to the lower costs of funds, even though the average balance of interest-bearing liabilities increased $215.7 million over the same time periods.

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

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate

	(In Thousands)
Interest-earning assets:
Loans	$8,714,050	$142,351	6.55%	$8,427,740	$152,039	7.24%
Mortgage-backed securities	1,584,690	16,447	4.15	1,832,143	26,858	5.86
Investments	1,572,581	17,576	4.47	1,411,911	19,119	5.42

Interest-earning assets	11,871,321	176,374	5.96	11,671,794	198,016	6.80

Interest-bearing liabilities:
Core deposits (1) (2)	3,614,021	19,690	2.21	3,455,916	21,673	2.54
Certificates of deposit	2,851,833	19,924	2.83	2,857,592	27,131	3.85
Advances from FHLB (3)	4,906,031	56,920	4.64	4,897,628	58,894	4.81
Securities sold under agreements to repurchase	400,564	3,205	3.20	209,797	2,218	4.23
Other borrowings	192,119	1,807	3.76	327,956	3,517	4.29

Interest-bearing liabilities	11,964,568	101,546	3.42	11,748,889	113,433	3.88

Net earnings balance	$(93,247)			$(77,095)

Net interest income		$74,828			$84,583

Net interest rate spread			2.54%			2.92%

Net annualized yield on interest-earning assets			2.52%			2.90%

(1)	Core deposits consist of savings accounts, checking accounts and money market accounts.
(2)	Includes interest expense incurred on interest rate swap agreements totaling $12.6 million and $12.1 million, respectively, for the three months ended March 31, 2003 and 2002.
(3)	Includes interest expense incurred on interest rate swap and swaption agreements totaling $19.7 million and $14.6 million, respectively, for the three months ended March 31, 2003 and 2002.

During the three months ended March 31, 2003, the Corporation’s interest-bearing liabilities exceeded its interest-earning assets, resulting in a negative average net earnings balance of $93.2 million. The Corporation’s average net earnings balance decreased $16.2 million during the quarter ended March 31, 2003, compared to the quarter ended March 31, 2002. This decrease in the net average earnings balance comparing these respective periods is primarily due to cash outlays over the last twelve months on the Corporation’s repurchases of its common stock and the purchase of interest rate swap and floor agreements.

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

	Three Months Ended March 31, 2003 Compared to March 31, 2002 Increase (Decrease) Due to

	Volume	Rate	Total

	(In Thousands)
Interest income:
Loans	$5,178	$(14,866)	$(9,688)
Mortgage-backed securities	(3,292)	(7,119)	(10,411)
Investments	2,026	(3,569)	(1,543)

Interest income	3,912	(25,554)	(21,642)

Interest expense:
Core deposits (1)	(3,295)	1,312	(1,983)
Certificates of deposit	(55)	(7,152)	(7,207)
Advances from FHLB	101	(2,075)	(1,974)
Securities sold under agreements to repurchase	1,630	(643)	987
Other borrowings	(1,319)	(391)	(1,710)

Interest expense	(2,938)	(8,949)	(11,887)

Effect on net interest income	$6,850	$(16,605)	$(9,755)

(1)	Core deposits consist of savings accounts, checking accounts and money market accounts.

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

Provision for Loan Losses (Continued):

Nonperforming assets are monitored on a regular basis by the Corporation’s internal credit review and problem asset teams. Nonperforming assets are summarized as of the dates indicated:

	March 31, 2003	December 31, 2002

	(Dollars in Thousands)
Nonperforming loans:
Residential real estate	$48,288	$46,394
Commercial real estate	18,167	17,890
Consumer, commercial operating and other loans	7,832	8,130

Total nonperforming loans	74,287	72,414

Foreclosed real estate:
Commercial	4,753	2,550
Residential (includes residential development property in Nevada)	36,563	37,458

Total foreclosed real estate	41,316	40,008

Troubled debt restructurings – commercial	4,972	1,547

Total nonperforming assets	$120,575	$113,969

Nonperforming loans to loans receivable (excluding loans held for sale)	.94%	.93%
Nonperforming assets to total assets	.90%	.87%

Total allowance for loan losses	$108,920	$106,291

Allowance for loan losses to:
Loans receivable (excluding loans held for sale)	1.38%	1.36%
Total nonperforming assets	90.33%	93.26%
Total nonperforming loans	146.62%	146.78%
Nonresidential nonperforming assets	304.89%	352.93%

Excludes nonperforming loans held for sale totaling $33.8 million and $32.0 million at March 31, 2003, and December 31, 2002, respectively, related to the GNMA optional repurchase program.

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

Provision for Income Taxes:

The provision for income taxes totaled $8.8 million for the three months ended March 31, 2003, compared to $11.4 million for the three months ended March 31, 2002. The effective income tax rate for the three months ended March 31, 2003, was 27.8% compared to 29.2% for the three months ended March 31, 2002. The effective income tax rate is lower for the current 2003 quarter compared to the respective 2002 period due to the level of pre-tax income and increases in tax-exempt interest income and tax credits. The effective tax rate for the three months ended March 31, 2003 and 2002, vary from the statutory rate of 35.0% primarily due to tax benefits from the bank owned life insurance, tax-exempt interest income and tax credits.

Item 4. CONTROLS AND PROCEDURES

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-14 (c) under the Exchange Act) as of March 31, 2003. Based upon such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2003, such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Corporation in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Any system of controls can only provide reasonable assurance of the objectives the systems are designed to obtain. The Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a).	Exhibits:

31.1	Chief Executive Officer’s Rule 13a-14(a) Certification.

31.2	Chief Financial Officer’s Rule 13a-14(a) Certification.

32.1	—Certificate of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b).	Reports on Form 8-K:

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

COMMERCIAL FEDERAL CORPORATION
(Registrant)

Date:	March 1, 2004	/s/ David S. Fisher
David S. Fisher, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	March 1, 2004	/s/ Gary L. Matter
Gary L. Matter, Senior Vice President, Controller and Secretary (Principal Accounting Officer)