Form 10-Q/A
period 2003-06-30
COMMERCIAL FEDERAL CORP
filed 2004-03-01
CIK 744778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

COMMERCIAL FEDERAL CORPORATION

FORM 10-Q/A

JUNE 30, 2003

INTRODUCTORY NOTE

The purpose of this Form 10-Q/A (Amendment No. 1) is to restate the accompanying consolidated statements of financial condition of Commercial Federal Corporation (the “Corporation”) as of June 30, 2003, and the related consolidated statements of operations, comprehensive income, and cash flows for the three and six months ended June 30, 2003 and 2002. Subsequent to the issuance of the Corporation’s consolidated financial statements as of June 30, 2003, and the filing of its Quarterly Report on Form 10-Q for June 30, 2003, with the Securities and Exchange Commission, management of the Corporation determined that the accounting for certain components of a bank owned life insurance policy (“BOLI”) was incorrect. The effects of the error (“BOLI adjustment”) were spread over a 12-quarter period beginning with the three months ended December 31, 2000, when the bank owned life insurance policy was first acquired, through the September 30, 2003 quarter. The accounting policy the Corporation previously used resulted in the overstatement of total assets, total stockholders’ equity, other non-interest income and net income by a like amount.

The aggregate effects of this BOLI adjustment were to reduce previously reported net income for the three and six months ended June 30, 2003, by $442,000 and $874,000, respectively, to $22.3 million ($.50 per diluted share) and $45.0 million ($1.00 per diluted share), a decrease of $.01 and $.02 per diluted share as compared to amounts previously reported for the respective periods. Previously reported net income for the three and six months ended June 30, 2002, was reduced by $300,000 and $593,000, respectively, to $27.2 million ($.59 per diluted share) and $54.9 million ($1.19 per diluted share), a decrease of $.01 and $.02 per diluted share as compared to amounts previously reported for the respective periods. Total assets and total stockholders’ equity decreased by $7.3 million and $5.6 million at June 30, 2003 and 2002, respectively. See Note A for additional information on the BOLI adjustment.

The Corporation also restated its consolidated statement of financial condition to (i) reflect mortgage loans eligible for repurchase at the Corporation’s option and without prior authorization from the Government National Mortgage Association (“GNMA”) as loans held for sale and (ii) reclassify the principal amount of mortgage loans actually repurchased from GNMA from other assets to loans held for sale. These GNMA restatements properly reflect loans held for sale at fair value, GNMA loans actually repurchased, and other borrowings for the GNMA optional repurchase loans as of June 30, 2003, and December 31, 2002. See Note A for additional information on these GNMA loans.

The Corporation issued a press release on January 29, 2004, which it filed as an exhibit to Current Report Form 8-K on the same date, and stated management’s intention to restate these financial statements. The restatement affects periods beginning in December 2000 when the bank owned life insurance policy was first acquired. The Corporation has also restated its financial reports for the quarters ended March 31, 2003 and September 30, 2003, and its Form 10-K for the year ended December 31, 2002.

The principal effects of these changes on the accompanying financial statements are presented in Note A to the Corporation’s consolidated financial statements. For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Corporation has amended and restated in its entirety each item of the Corporation’s Form 10-Q for the three and six months ended June 30, 2003 and 2002, which has been affected by the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of this restatement.

COMMERCIAL FEDERAL CORPORATION

FORM 10-Q/A

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

(Unaudited)

	(As Restated, see Note A)
(Dollars in Thousands)	June 30, 2003	December 31, 2002

ASSETS
Cash (including short-term investments of $1,067 and $505)	$248,500	$200,581
Investment securities available for sale, at fair value	1,288,081	1,296,050
Mortgage-backed securities available for sale, at fair value	1,317,756	1,632,622
Loans held for sale, net	1,084,784	914,474
Loans receivable, net of allowances of $108,706 and $106,148	7,748,521	7,703,016
Federal Home Loan Bank stock	247,817	283,193
Foreclosed real estate	43,000	40,008
Premises and equipment, net	143,088	148,374
Bank owned life insurance	228,209	222,537
Other assets	413,284	466,995
Core value of deposits, net of accumulated amortization of $64,365 and $61,268	19,268	22,365
Goodwill	162,717	162,717

Total Assets	$12,945,025	$13,092,932

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$6,768,368	$6,439,041
Advances from Federal Home Loan Bank	4,436,264	4,848,997
Other borrowings	591,825	621,192
Other liabilities	408,233	433,602

Total Liabilities	12,204,690	12,342,832

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 43,940,224 and 45,270,360 shares issued and outstanding	439	453
Additional paid-in capital	33,469	61,712
Retained earnings	827,889	791,357
Accumulated other comprehensive loss, net	(121,462)	(103,422)

Total Stockholders’ Equity	740,335	750,100

Total Liabilities and Stockholders’ Equity	$12,945,025	$13,092,932

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	(As Restated—see Note A)
(Dollars in Thousands Except Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Interest Income:
Loans receivable	$140,401	$150,037	$282,752	$302,076
Mortgage-backed securities	12,638	23,806	29,085	50,664
Investment securities	16,846	19,328	34,422	38,447

Total interest income	169,885	193,171	346,259	391,187
Interest Expense:
Deposits	38,974	44,983	78,588	93,787
Advances from Federal Home Loan Bank	54,772	60,611	111,692	119,505
Other borrowings	5,037	6,911	10,049	12,646

Total interest expense	98,783	112,505	200,329	225,938
Net Interest Income	71,102	80,666	145,930	165,249
Provision for Loan Losses	(4,273)	(5,540)	(11,419)	(12,129)

Net Interest Income After Provision for Loan Losses	66,829	75,126	134,511	153,120

Other Income (Loss):
Retail fees and charges	15,009	13,913	28,512	26,321
Loan servicing fees, net of amortization	(6,496)	2,819	(7,521)	5,655
Mortgage servicing rights valuation adjustment	(29,793)	(16,607)	(43,321)	(16,078)
Gain on sales of securities and changes in fair values of derivatives, net	39,131	13,583	58,131	8,740
Gain on sales of loans	8,506	3,538	13,986	6,977
Bank owned life insurance	2,800	3,138	5,672	6,190
Other operating income	7,627	7,906	13,283	15,782

Total other income	36,784	28,290	68,742	53,587

Other Expense:
General and administrative expenses—
Compensation and benefits	31,841	28,351	62,654	56,846
Occupancy and equipment	10,495	9,270	20,931	18,596
Data processing	4,604	4,397	9,279	8,831
Advertising	5,606	4,330	9,736	7,245
Communication	3,432	3,173	6,846	6,229
Item processing	3,837	3,622	7,306	7,083
Outside services	3,226	3,821	5,617	7,459
Foreclosed real estate, net	1,004	2,280	2,385	3,722
Other operating expenses	7,016	3,780	12,939	9,579

Total general and administrative expenses	71,061	63,024	137,693	125,590
Amortization of core value of deposits	1,548	1,637	3,097	3,270

Total other expense	72,609	64,661	140,790	128,860

Income Before Income Taxes	31,004	38,755	62,463	77,847
Provision for Income Taxes	8,744	11,522	17,504	22,924

Net Income	$22,260	$27,233	$44,959	$54,923

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (Continued)

(Unaudited)

	(As Restated—see Note A)
(Dollars in Thousands Except Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Weighted Average Number of Common Shares Outstanding Used in Basic Earnings Per Share Calculation	44,302,234	45,342,680	44,697,474	45,349,173
Add Assumed Exercise of Outstanding Stock Options as Adjustments for Dilutive Securities	279,993	869,716	304,320	712,376

Weighted Average Number of Common Shares Outstanding Used in Diluted Earnings Per Share Calculation	44,582,227	46,212,396	45,001,794	46,061,549

Basic Earnings Per Common Share	$.50	$.60	$1.01	$1.21

Diluted Earnings Per Common Share	$.50	$.59	$1.00	$1.19

Dividends Declared Per Common Share	$.10	$.09	$.19	$.17

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	(As Restated—see Note A)
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2003	2002	2003	2002
Net Income	$22,260	$27,233	$44,959	$54,923
Other Comprehensive Income (Loss):
Unrealized holding losses on securities available for sale	23,016	67,107	20,569	37,213
Fair value adjustment on interest rate swap agreements	(11,668)	(72,427)	(65)	(40,440)
Fair value change on interest only strips	—	(1,475)	(1,024)	(1,618)
Reclassification of net losses (gains) included in net income pertaining to:
Securities sold	(33,268)	(11,698)	(53,539)	(8,549)
Interest only strips	5,054	—	5,054	—
Amortization of fair value adjustments on interest rate swap agreements	418	508	927	1,017

Other Comprehensive Loss Before Income Taxes	(16,448)	(17,985)	(28,078)	(12,377)
Income Tax Benefit	(5,825)	(4,025)	(10,038)	(2,259)

Other Comprehensive Loss	(10,623)	(13,960)	(18,040)	(10,118)

Comprehensive Income	$11,637	$13,273	$26,919	$44,805

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	(As Restated—see Note A)
(Dollars in Thousands)	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44,959	$54,923
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization of core value of deposits	3,097	3,270
Depreciation and amortization	9,854	9,090
Amortization of deferred discounts and fees, net of premiums	20,868	7,967
Amortization of mortgage servicing rights	30,516	13,419
Valuation adjustment of mortgage servicing rights	43,321	16,078
Provision for losses on loans	11,419	12,129
Gain on sales of real estate and loans, net	(14,169)	(7,640)
Gain on sales of securities and changes in fair values of derivatives, net	(58,131)	(8,740)
Proceeds from sales of loans	2,800,767	1,169,649
Origination of loans for resale	(1,046,615)	(151,184)
Purchases of loans for resale	(2,032,919)	(1,196,551)
Increase in bank owned life insurance, net	(5,672)	(6,196)
Decrease (increase) in interest receivable	5,131	(533)
Decrease in interest payable and other liabilities, net	(12,493)	(5,148)
Other items, net	2,392	(143,111)

Total adjustments	(242,634)	(287,501)

Net cash used by operating activities	(197,675)	(232,578)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of loans	(672,486)	(246,787)
Repayment of loans, net of originations	704,119	211,311
Proceeds from sales of mortgage-backed securities available for sale	3,867	18,147
Principal repayments of mortgage-backed securities available for sale	526,868	488,634
Purchases of mortgage-backed securities available for sale	(226,557)	(461,982)
Maturities and principal repayments of investment securities available for sale	15,049	21,414
Proceeds from sales of investment securities available for sale	822,589	733,395
Purchases of investment securities available for sale	(799,232)	(802,596)
Purchases of mortgage servicing rights	(14,773)	—
Proceeds from sales of mortgage servicing rights	2,000	—
Purchases of Federal Home Loan Bank stock	—	(20,542)
Proceeds from sales of Federal Home Loan Bank stock	35,376	10,393
Proceeds from sales of real estate	10,334	23,289
Payments to acquire real estate	(1,734)	(2,082)
Purchases of premises and equipment, net	(4,568)	(703)
Other items, net	1,550	(10,986)

Net cash provided (used) by investing activities	402,402	(39,095)

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(Unaudited)

	(As Restated—see Note A)
(Dollars in Thousands)	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	$329,327	$(153,189)
Proceeds from Federal Home Loan Bank advances	945,975	471,975
Repayments of Federal Home Loan Bank advances	(1,353,000)	(130,800)
Proceeds from securities sold under agreements to repurchase	9,063	212,210
Repayments of securities sold under agreements to repurchase	(8,848)	(12,573)
Repayments of other borrowings	(30,440)	(107,270)
Purchases of interest rate cap, swap and swaption agreements	(11,832)	(34,337)
Payments of cash dividends on common stock	(8,100)	(7,291)
Repurchases of common stock	(29,130)	(19,474)
Issuance of common stock	177	4,614

Net cash (used) provided by financing activities	(156,808)	223,865

CASH AND CASH EQUIVALENTS

Increase (decrease) in net cash position	47,919	(47,808)
Balance, beginning of year	200,581	206,765

Balance, end of period	$248,500	$158,957

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest expense	$255,849	$223,212
Income taxes, net	36,323	30,813
Non-cash investing and financing activities:
Loans exchanged for mortgage-backed securities	16,944	28,989
Loans transferred to real estate	13,849	8,273
Net increase (decrease) to loans held for sale and other borrowings under the GNMA optional repurchase program	858	(2,168)
Common stock received in connection with employee stock option plan, net	(21)	(111)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

(Unaudited)

(Columnar Dollars in Footnotes are in Thousands Except Per Share Amounts)

A.    RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENTS:

Subsequent to the issuance of the Corporation’s consolidated financial statements as of June 30, 2003, and the filing of its Quarterly Report on Form 10-Q for the period ended June 30, 2003, with the Securities and Exchange Commission, management of the Corporation determined that the accounting for certain components of a bank owned life insurance policy was incorrect. The effects of the error were spread over a 12-quarter period beginning with the three months ended December 31, 2000, through the September 30, 2003 quarter. The accounting policy the Corporation previously used resulted in the overstatement of total assets, total stockholders’ equity, other non-interest income and net income by a like amount.

The Corporation services mortgage loans for GNMA. When specific delinquency criteria are met, certain mortgage loans serviced for GNMA become eligible for repurchase by the Corporation at the Corporation’s option and without prior authorization from GNMA. Under the provisions of Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Corporation is deemed to have regained effective control over these loans. Therefore, applicable periods of the Corporation’s consolidated statements of financial condition have been restated to reflect the loans eligible for repurchase as loans held for sale at fair value, along with an offsetting liability classified as other borrowings, for $18.7 million and $17.9 million at June 30, 2003, and December 31, 2002, respectively (“GNMA adjustment”). In addition, the Corporation has reclassified from other assets to loans held for sale the principal amount of loans actually repurchased from GNMA for $28.1 million and $28.0 million at June 30, 2003, and December 31, 2002, respectively (“GNMA reclassification”). The Corporation either resells these loans or, since these loans are guaranteed by the Federal Housing Administration (“FHA”) or by the Department of Veteran’s Affairs (“VA”), the Corporation undertakes collection efforts and the foreclosure process for these repurchased loans on behalf of the FHA and VA. The Corporation is reimbursed for substantially all costs incurred after the foreclosure process is complete. This GNMA restatement affects periods beginning as of December 31, 2001 through September 30, 2003.

As a result, the accompanying statements of consolidated financial condition of the Corporation at June 30, 2003, and the related consolidated statements of operations, comprehensive income, cash flows and related disclosures for the three and six months ended June 30, 2003 and 2002, have been restated to reflect these changes.

The effect of the BOLI adjustment to the consolidated results of operations for the three and six months ended June 30, 2003 and 2002 is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income:
As previously reported	$22,702	$27,533	$45,833	$55,516
BOLI adjustment	(442)	(300)	(874)	(593)

As restated	$22,260	$27,233	$44,959	$54,923

Basic earnings per share:
As previously reported	$.51	$.61	$1.03	$1.22
BOLI adjustment	(.01)	(.01)	(.02)	(.01)

As restated	$.50	$.60	$1.01	$1.21

Diluted earnings per share:
As previously reported	$.51	$.60	$1.02	$1.21
BOLI adjustment	(.01)	(.01)	(.02)	(.02)

As restated	$.50	$.59	$1.00	$1.19

The effects of (i) the BOLI adjustment and (ii) the GNMA adjustment and reclassification on the accompanying consolidated statement of financial condition for the following periods are set forth below:

	June 30, 2003
	As Previously Reported	As Restated
Loans held for sale, net (1)(2)	$1,037,935	$1,084,784
Bank owned life insurance (3)	235,504	228,209
Other assets (2)	441,389	413,284
Total assets (1)(3)	12,933,576	12,945,025
Other borrowings (1)	573,081	591,825
Total liabilities (1)	12,185,946	12,204,690
Retained earnings (3)	835,184	827,889
Total stockholders’ equity (3)	747,630	740,335
Total liabilities and stockholders’ equity (1)(3)	12,933,576	12,945,025

(1)	Reflects the GNMA adjustment for mortgage loans eligible for repurchase at the Corporation’s option and without prior authorization from GNMA totaling $18,744,000 at June 30, 2003.
(2)	Reflects the GNMA reclassification for the amount of mortgage loans actually repurchased from GNMA totaling $28,105,000 at June 30, 2003, previously classified in other assets.
(3)	Reflects the correction of the BOLI accounting error on a cumulative basis totaling $7,295,000 at June 30, 2003.

The effects of the BOLI adjustment on the accompanying consolidated statement of operations for the following periods is set forth below:

	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2003	2003	2002	2002	2003	2003	2002	2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Bank owned life insurance	$3,242	$2,800	$3,438	$3,138	$6,546	$5,672	$6,783	$6,190
Total other income (loss)	37,226	36,784	28,590	28,290	69,616	68,742	54,180	53,587
Income before income taxes	31,446	31,004	39,055	38,755	63,337	62,463	78,440	77,847
Net income	22,702	22,260	27,533	27,233	45,833	44,959	55,516	54,923
Comprehensive income	12,079	11,637	13,573	13,273	27,793	26,919	45,398	44,805
Basic earnings per common share	0.51	0.50	0.61	0.60	1.03	1.01	1.22	1.21
Diluted earnings per common share	0.51	0.50	0.60	0.59	1.02	1.00	1.21	1.19

Certain items in the consolidated statement of cash flows for the six months ended June 30, 2003 and 2002, under the sections ‘cash flows from operating activities’ and ‘supplemental disclosure for non-cash activities’ have also been restated. No totals for operating, investing or financing activities changed.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income as reported	$22,260	$27,233	$44,959	$54,923
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	1,151	1,021	2,572	2,349

Pro forma net income	$21,109	$26,212	$42,387	$52,574

Earnings per share:
Basic—
As reported	$.50	$.60	$1.01	$1.21
Pro forma	.48	.58	.95	1.16
Diluted—
As reported	$.50	$.59	$1.00	$1.19
Pro forma	.47	.57	.94	1.15

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

At June 30, 2003, the Corporation also had rate lock commitments to originate mortgage loans, net of estimated fallout, totaling $870,158,000 and mandatory forward sales commitments totaling $1,904,250,000 that are considered to be derivatives under SFAS No. 133. These derivatives are recorded at fair value with changes in fair value reported currently in earnings. A portion of the mandatory forward sales commitments are designated as hedging the changes in fair value of mortgage loans held for sale in the secondary market (“warehouse loans”) in circumstances where the critical terms of the forward sales commitments match the critical terms of the warehouse loans. The recognized gains and losses associated with the forward loan sales and the hedged warehouse loans with matched critical terms offset, resulting in no impact to the Corporation’s earnings. The warehouse loans, which do not have matched critical terms with forward sales commitments, are carried at the lower of cost or market.

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

The Corporation invests in numerous multi-family affordable housing initiatives within its markets. The Corporation is a limited partner in these various community investment properties that are currently not included in the Corporation’s consolidated financial statements. The Corporation receives affordable housing tax credits for these limited partnership investments. Effective July 1, 2003, pursuant to the provisions of accounting Interpretation No. 46 (see Note J), the Corporation will be required to consolidate certain of these partnerships with assets approximating $1,800,000 as of June 30, 2003. The Corporation also has no material potential exposure to loss relative to these partnerships. Based upon management’s initial assessments, the consolidation provisions of accounting Interpretation No. 46 do not appear to apply for the other partnerships. Total assets for these other partnerships were approximately $127,000,000 at June 30, 2003, with the maximum potential exposure to loss from investments in these limited partnerships and unfunded commitments totaling approximately $9,000,000 as of June 30, 2003.

G.	COMMITMENTS AND CONTINGENCIES (continued):

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

H.	SEGMENT INFORMATION (continued):

The contribution of the business segments to the consolidated results for the three and six months ended June 30, 2003 and 2002, which are not in accordance with accounting principles generally accepted in the United States, are summarized in the following tables:

	Commercial Banking	Mortgage Banking	Retail Banking	Treasury	Consolidated Total
Three Months Ended June 30, 2003:
Net interest income	$29,258	$13,500	$23,688	$4,656	$71,102
Provision for loan losses	2,457	11	1,677	128	4,273
Total other income (loss)	(4,395)	(9,349)	30,980	19,548	36,784
Total other expense (income)	11,812	11,519	49,605	(327)	72,609

Income (loss) before income taxes	10,594	(7,379)	3,386	24,403	31,004
Income tax provision (benefit)	3,518	(2,620)	1,202	6,644	8,744

Net income (loss)	$7,076	$(4,759)	$2,184	$17,759	$22,260

Total interest and other income	$24,863	$4,151	$54,668	$24,204	$107,886
Intersegment revenue	—	2,441	11,951	18,149
Depreciation and amortization	135	217	2,200	2,308	4,860
Total assets	3,394,847	996,179	1,185,749	7,368,250	12,945,025

Three Months Ended June 30, 2002:
Net interest income	$22,055	$7,861	$28,423	$22,327	$80,666
Provision for loan losses	3,090	103	2,262	85	5,540
Total other income (loss)	836	8,142	23,552	(4,240)	28,290
Total other expense	8,832	8,157	47,326	346	64,661

Income before income taxes	10,969	7,743	2,387	17,656	38,755
Income tax provision	3,849	2,724	914	4,035	11,522

Net income	$7,120	$5,019	$1,473	$13,621	$27,233

Total interest and other income	$22,891	$16,003	$51,975	$18,087	$108,956
Intersegment revenue	—	2,218	3,298	646
Depreciation and amortization	116	170	2,014	2,295	4,595
Total assets	3,051,050	1,149,653	1,327,390	7,645,819	13,173,912

H.	SEGMENT INFORMATION (Continued):

	Commercial Banking	Mortgage Banking	Retail Banking	Treasury	Consolidated Total
Six Months Ended June 30, 2003:
Net interest income	$56,008	$25,984	$47,089	$16,849	$145,930
Provision for loan losses	4,815	22	3,368	3,214	11,419
Total other income (loss)	(7,728)	(14,467)	58,369	32,568	68,742
Total other expense (income)	23,355	22,827	96,438	(1,830)	140,790

Income (loss) before income taxes	20,110	(11,332)	5,652	48,033	62,463
Income tax provision (benefit)	6,652	(4,023)	2,006	12,869	17,504

Net income (loss)	$13,458	$(7,309)	$3,646	$35,164	$44,959

Total interest and other income	$48,280	$11,517	$105,458	$49,417	$214,672
Intersegment revenue	—	5,009	21,993	31,777
Depreciation and amortization	263	438	4,517	4,636	9,854
Total assets	3,394,847	996,179	1,185,749	7,368,250	12,945,025

Six Months Ended June 30, 2002:
Net interest income	$44,675	$13,688	$55,860	$51,026	$165,249
Provision for loan losses	6,137	173	4,471	1,348	12,129
Total other income (loss)	1,621	16,804	47,231	(12,069)	53,587
Total other expense	17,269	16,386	93,603	1,602	128,860

Income before income taxes	22,890	13,933	5,017	36,007	77,847
Income tax provision	8,031	4,904	1,911	8,078	22,924

Net income	$14,859	$9,029	$3,106	$27,929	$54,923

Total interest and other income	$46,296	$30,492	$103,091	$38,957	$218,836
Intersegment revenue	—	5,625	7,765	1,291
Depreciation and amortization	232	246	4,072	4,540	9,090
Total assets	3,051,050	1,149,653	1,327,390	7,645,819	13,173,912

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

The effects of (i) the BOLI adjustment and (ii) the GNMA adjustment and reclassification to conform to the 2003 financial statement presentations on the Corporation’s segments for the following periods are set forth below:

	Commercial Banking	Mortgage Banking	Retail Banking	Treasury	Consolidated Total
Three Months Ended June 30, 2003:
Total other income (loss):
As previously reported				$19,990	$37,226
As restated				19,548	36,784
Income (loss) before income taxes:
As previously reported				24,845	31,446
As restated				24,403	31,004
Net income (loss):
As previously reported				18,201	22,702
As restated				17,759	22,260
Total interest and other income:
As previously reported				24,646	108,328
As restated				24,204	107,886
Total assets:
As previously reported	$3,395,118	$977,744	$1,187,446	7,373,268	12,933,576
As restated	3,394,847	996,179	1,185,749	7,368,250	12,945,025

Six Months Ended June 30, 2003:
Total other income (loss):
As previously reported				$33,442	$69,616
As restated				32,568	68,742
Income (loss) before income taxes:
As previously reported				48,907	63,337
As restated				48,033	62,463
Net income (loss):
As previously reported				36,038	45,833
As restated				35,164	44,959
Total interest and other income:
As previously reported				50,291	215,546
As restated				49,417	214,672
Total assets:
As previously reported	$3,395,118	$977,744	$1,187,446	$7,373,268	12,933,576
As restated	3,394,847	996,179	1,185,749	7,368,250	12,945,025

Three Months Ended June 30, 2002:
Total other income (loss):
As previously reported	$863	$8,182	$23,776	$(4,231)	$28,590
As restated	836	8,142	23,552	(4,240)	28,290
Income before income taxes:
As previously reported	10,996	7,783	2,611	17,665	39,055
As restated	10,969	7,743	2,387	17,656	38,755
Net income:
As previously reported	7,147	5,059	1,697	13,630	27,533
As restated	7,120	5,019	1,473	13,621	27,233
Total interest and other income:
As previously reported	22,918	16,043	52,199	18,096	109,256
As restated	22,891	16,003	51,975	18,087	108,956
Total assets:
As previously reported	3,051,241	1,145,643	1,328,441	7,649,939	13,175,264
As restated	3,051,050	1,149,653	1,327,390	7,645,819	13,173,912

Six Months Ended June 30, 2002:
Total other income (loss):
As previously reported	$1,676	$16,883	$47,674	$(12,053)	$54,180
As restated	1,621	16,804	47,231	(12,069)	53,587
Income before income taxes:
As previously reported	22,945	14,012	5,460	36,023	78,440
As restated	22,890	13,933	5,017	36,007	77,847
Net income:
As previously reported	14,914	9,108	3,549	27,945	55,516
As restated	14,859	9,029	3,106	27,929	54,923
Total interest and other income:
As previously reported	46,351	30,571	103,534	38,973	219,429
As restated	46,296	30,492	103,091	38,957	218,836
Total assets:
As previously reported	3,051,241	1,145,643	1,328,441	7,649,939	13,175,264
As restated	3,051,050	1,149,653	1,327,390	7,645,819	13,173,912

I.	REGULATORY CAPITAL:

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

The following presents the Bank’s regulatory capital levels and ratios relative to its respective minimum capital requirements as of June 30, 2003:

	Actual Capital		Required Capital
	Amount	Ratio	Amount	Ratio
OTS capital adequacy:
Tangible capital	$777,031	6.11%	$190,868	1.50%
Core capital	770,638	6.06	381,544	3.00
Risk-based capital	905,468	11.49	630,258	8.00
FDICIA regulations to be classified well-capitalized:
Tier 1 leverage capital	770,638	6.06	635,907	5.00
Tier 1 risk-based capital	770,638	9.78	472,693	6.00
Total risk-based capital	905,468	11.49	787,822	10.00

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

In January 2003, FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” was issued. This Interpretation was issued in an effort to improve existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in other activities on behalf of another company. The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. Previously, one company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interest. Interpretation No. 46 changes that consolidation process by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. To further assist financial statement users in assessing a company’s risks, the Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Management of the Corporation continues to evaluate the provisions of Interpretation No. 46. Based upon initial assessments, it appears that the Corporation is required to consolidate effective July 1, 2003, certain affordable housing partnerships for which it owns a limited partner interest. Total assets of those partnerships approximate $1,800,000 with no potential exposure to loss to the Corporation related to these partnerships. See Note G “Commitments and Contingencies” for additional information on these partnerships and the additional disclosure requirements pursuant to Interpretation No. 46.

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

RESTATEMENT

Subsequent to the issuance of the Corporation’s consolidated financial statements as of June 30, 2003, and the filing of its quarterly Form 10-Q with the Securities and Exchange Commission, management determined that the accounting for certain components of a bank owned life insurance policy was incorrect. This restatement also adjusts for mortgage loans held for sale related to the GNMA optional repurchase program. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section has been revised to reflect the effects of the restatement. See Note A for additional information.

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

LIQUIDITY AND CAPITAL RESOURCES:

Parent Company Only Liquidity and Capital Resources:

The Corporation manages its liquidity at both the parent company and subsidiary levels. The principal asset of Commercial Federal Corporation (the “parent company”) is its investment in the capital stock of the Bank. Since the parent company does not generate any significant revenues independent of the Bank, the parent company’s liquidity is dependent on the extent to which it receives cash distributions from the Bank. The Bank’s ability to pay cash distributions to the parent company is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Capital distribution regulations of the Office of Thrift Supervision (“OTS”), as defined, allow the Bank to pay capital distributions during a calendar year upon notice to the OTS. These capital distributions are limited to the sum of 100% of the Bank’s retained net income (defined as net income determined in accordance with generally accepted accounting principles less total capital distributions declared) for the current calendar year plus the Bank’s retained net income for the preceding two calendar years. Capital distributions in excess of the Bank’s retained net income require the submission of an application for approval from the OTS. At June 30, 2003, the Bank’s total distributions exceeded its retained income by $46.2 million under this regulation thereby requiring the Bank to file an application with the OTS for any capital distribution.

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

Commercial Banking:

The Commercial Banking segment reported net income of $7.1 million and $13.5 million, respectively, for the three and six months ended June 30, 2003, compared to $7.1 million and $14.9 million, respectively, for the three and six months ended June 30, 2002. Net interest income increased $7.2 million and $11.3 million for the three and six months ended June 30, 2003, compared to the 2002 periods. The increase in net interest income is due primarily to the increase in the average balance of the commercial loan portfolio during 2003 over the respective 2002 periods. The provision for loan losses decreased $633,000 and $1.3 million for the three and six months ended June 30, 2003, compared to the respective 2002 periods. The decrease comparing the three and six month periods is primarily due to a reduction in commercial loan net charge-offs. Total other income decreased $5.2 million and $9.3 million for the three and six months ended June 30, 2003, compared to the respective 2002 periods primarily due to the Treasury segment charging the Commercial Banking segment loan prepayment fees totaling $6.8 million and $12.0 million, respectively, on the commercial loans paying in full before maturity. This intersegment charge was implemented in 2003. Total other expense increased $3.0 million and $6.1 million for the three and six months ended June 30, 2003, compared to the 2002 periods primarily due to increased production incentive bonuses and more full-time equivalent employees at June 30, 2003, compared to 2002.

Mortgage Banking:

The Mortgage Banking segment reported net losses of $4.8 million and $7.3 million, respectively, for the three and six months ended June 30, 2003, compared to net income of $5.0 million and $9.0 million, respectively, for the three and six months ended June 30, 2002. Net interest income increased $5.6 million and $12.3 million for the three and six months ended June 30, 2003, compared to the three and six months ended June 30, 2002. This increase in net interest income comparing the respective periods is primarily due to an increase in the credit the Mortgage Banking segment received in the 2003 periods compared to 2002 from increases in its custodial cash earnings that are computed using an internal cost of funds rate. The custodial cash earnings increased comparing the respective periods due to increases in escrow balances primarily from the purchases of loan servicing portfolios in the second half of 2002 totaling $1.9 billion and mortgage refinancing activity. Total other income decreased $17.5 million and $31.3 million for the three and six months ended June 30, 2003, compared to 2002 primarily due to increases of $8.4 million and $14.0 million, respectively, in amortization expense of mortgage servicing rights in the 2003 periods compared to 2002, intersegment charges of $3.6 million and $7.0 million, respectively, from Treasury on the valuation adjustment for impairment of the mortgage servicing rights recorded during the 2003 periods and intersegment charges of $3.6 million and $7.0 million from the Retail Banking segment for its origination of higher-yielding residential mortgage loans during the 2003 periods. These decreases to total other income were partially offset by increased net gains of $4.1 million and $6.1 million, respectively, on the sales of warehouse loans comparing the respective periods. Total other expense increased $3.4 million and $6.4 million for the three and six months ended June 30, 2003, compared to the respective 2002 periods due to increased loan origination costs from mortgage refinancing activity and servicing costs primarily due to increased payoffs of mortgage loans.

OPERATING RESULTS BY SEGMENT (Continued):

Retail Banking:

The Retail Banking segment reported net income of $2.2 million and $3.6 million, respectively, for the three and six months ended June 30, 2003, compared to $1.5 million and $3.1 million, respectively, for the three and six months ended June 30, 2002. Net interest income decreased $4.7 million and $8.8 million for the three and six months ended June 30, 2003, compared to the 2002 periods. The decrease in net interest income is primarily due to lower rates on consumer and home equity loans comparing the respective periods and less income earned on funds provided by deposits. The provision for loan losses decreased $585,000 and $1.1 million for the three and six months ended June 30, 2003, compared to the 2002 periods. Total other income increased $7.4 million and $11.1 million for the three and six months ended June 30, 2003, compared to the 2002 periods. This increase in total other income is primarily due to the intersegment revenue allocation from Mortgage Banking for the Retail Banking segment’s origination of residential mortgage loans at higher than market rates during the 2003 periods and increased fees generated in the 2003 periods compared to 2002 from increases in nonsufficient fund and overdraft fees and debit and credit card fees due to increased dollar amounts of transactions and the number of accounts comparing the respective periods. Total other expense increased $2.3 million and $2.8 million for the three and six months ended June 30, 2003, compared to the three and six months ended June 30, 2002 due primarily to incentive pay based on higher mortgage volume, full branch staffing and the cash back rebate program on credit and debit card purchases, which increased 2003 expenses.

Treasury:

The Treasury segment reported net income of $17.8 million and $35.2 million for the three and six months ended June 30, 2003 compared to $13.6 million and $27.9 million for the three and six months ended June 30, 2002. Net interest income decreased $17.7 million and $34.2 million for the three and six months ended June 30, 2003, compared to the 2002 periods. This decrease is due primarily to the lower yields earned on the Treasury segment’s total interest-earning assets portfolio and a reduction in the average size of the portfolio comparing the respective periods. The provision for loan losses increased $43,000 and $1.9 million for the three and six months ended June 30, 2003, compared to the 2002 periods due to a higher balance of loans held and a corresponding increase in inherent risk of loan losses in the Treasury segment comparing the respective periods. Total other income was $19.5 million and $32.6 million for the three and six months ended June 30, 2003, compared to losses of $4.2 million and $12.1 million, respectively, for the three and six month periods for 2002. This increase in total other income comparing the respective periods is due to net gains on the sales of securities and changes in fair values of derivatives totaling $39.1 million and $58.1 million for the 2003 periods compared to gains totaling $3.5 million and $7.0 million for the 2002 periods. The 2003 increases over 2002 are also due to intersegment loan prepayment fees totaling $6.7 million and $11.9 million, respectively, generated from the Commercial Banking segment (which was implemented in 2003) and the intersegment revenue totaling $10.6 million and $18.4 million, respectively, from the Mortgage Banking and Retail Banking segments (also implemented in 2003) based on the allocated portion of the immediate impairment of the mortgage servicing rights recorded during the 2003 periods. These increases to total other income were partially offset by the actual $29.8 million and $43.3 million valuation adjustment for impairment of the mortgage servicing rights recorded during the 2003 periods resulting in a net charge to Treasury related to the impairment of mortgage servicing rights of $19.2 million and $24.9 million for the three and six month periods, respectively. Total other expense for the three and six months ended June 30, 2003, are net credit balances of $327,000 and $1.8 million compared to $346,000 and $1.6 million in expense for the three and six months ended June 30, 2002.

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

Net income for the three months ended June 30, 2003, was $22.3 million, or $.50 per basic and diluted share, compared to net income of $27.2 million, or $.59 per diluted share ($.60 per basic share), for the three months ended June 30, 2002. The decrease in net income comparing the respective quarters is primarily due to a decrease of $9.6 million in net interest income and an increase of $8.0 million in general and administrative expenses. These decreases to net income were partially offset by an increase of $8.5 million in total other income, a decrease of $2.8 million in the provision for income taxes and a decrease of $1.3 million in the provision for loans losses.

Net income for the six months ended June 30, 2003, was $45.0 million, or $1.00 per diluted share ($1.01 per basic share), compared to net income of $54.9 million, or $1.19 per diluted share ($1.21 per basic share), for the six months ended June 30, 2002. The decrease in net income comparing the six month periods is primarily due to a decrease of $19.3 million in net interest income and an increase of $12.1 million in general and administrative expenses. Partially offsetting these decreases to net income was an increase of $15.2 million in total other income, a decrease of $5.4 million in the provision for income taxes and a decrease of $710,000 in the provision for loan losses.

Net Interest Income:

Net interest income totaled $71.1 million for the three months ended June 30, 2003, compared to $80.7 million for the three months ended June 30, 2002, a decrease of $9.6 million, or 11.9%. During the three months ended June 30, 2003 and 2002, interest rate spreads were 2.44% and 2.79%, respectively, a decrease of 35 basis points comparing periods; and the net yield on interest-earning assets was 2.39% and 2.75%, respectively, a decrease of 36 basis points. The decrease in the interest rate spreads comparing the respective periods is due primarily to an 88 basis point decrease in the yield received on interest-earning assets partially offset by a 53 basis point decline in the rate incurred on interest-bearing liabilities. Total interest income decreased $23.3 million comparing the three months ended June 30, 2003 to 2002 due to the lower yields on interest-earning assets, partially offset by the net increase in the average balance of interest-earning assets totaling $170.1 million over the same time periods. Total interest expense decreased approximately $13.7 million over the same three-month periods primarily due to the lower costs of funds.

Net interest income totaled $145.9 million for the six months ended June 30, 2003, compared to $165.2 million for the six months ended June 30, 2002, a decrease of $19.3 million, or 11.7%. During the six months ended June 30, 2003 and 2002, interest rate spreads were 2.50% and 2.86%, respectively, a decrease of 36 basis points comparing periods; and the net yield on interest-earning assets was 2.45% and 2.82%, respectively, a decrease of 37 basis points comparing periods. The decrease in the interest rate spreads comparing the respective periods is due primarily to an 86 basis point decrease in the yield received on interest-earning assets partially offset by a 50 basis point decline in the rate incurred on interest-bearing liabilities. Total interest income decreased $44.9 million comparing the six months ended June 30, 2003 to 2002 due to the lower yields on interest-earning assets, partially offset by the net increase in the average balance of interest-earning assets totaling $186.2 million over the same time periods. Total interest expense decreased approximately $25.6 million over the same six-month periods due to the lower costs of funds, partially offset by the net increase in the average balance of interest-bearing liabilities totaling $222.8 million over the same time periods. This increase in the average balance of interest-bearing liabilities is attributable to core deposits increasing $384.3 million comparing the respective periods but with a lower cost of funds rate (2.16% for the six months ended June 30, 2003, compared to 2.52% for the 2002 six months).

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

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
(Dollars in Thousands)	Average Balance	Interest	Annualized Yield/ Rate	Average Balance		Interest	Annualized Yield/ Rate
Interest-earning assets:
Loans	$8,949,160	$140,401	6.28%		$8,490,022	$150,037	7.07%
Mortgage-backed securities	1,414,739	12,638	3.57		1,834,009	23,806	5.19
Investments	1,552,076	16,846	4.34		1,421,861	19,328	5.44

Interest-earning assets	11,915,975	169,885	5.70		11,745,892	193,171	6.58

Interest-bearing liabilities:
Core deposits (1) (2)	3,957,256	20,932	2.12		3,349,243	20,778	2.49
Certificates of deposit	2,773,380	18,042	2.61		2,907,709	24,205	3.34
Advances from FHLB (3)	4,730,946	54,772	4.58		4,965,734	60,611	4.83
Securities sold under agreements to repurchase	400,464	3,145	3.11		401,802	3,972	3.91
Other borrowings	187,765	1,892	4.03		196,835	2,939	5.97

Interest-bearing liabilities	12,049,811	98,783	3.26		11,821,323	112,505	3.79

Net earnings balance	$(133,836)			$	(75,431)

Net interest income		$71,102				$80,666

Net interest rate spread			2.44%				2.79%

Net annualized yield on interest-earning assets			2.39%				2.75%

(1)	Core deposits consist of savings accounts, checking accounts and money market accounts.
(2)	Includes interest expense incurred on interest rate swap agreements totaling $13.1 million and $12.6 million, respectively, for the three months ended June 30, 2003 and 2002.
(3)	Includes interest expense incurred on interest rate swap and swaption agreements totaling $19.1 million and $16.2 million, respectively, for the three months ended June 30, 2003 and 2002.

Net Interest Income (Continued):

During the three months ended June 30, 2003, the Corporation’s interest-bearing liabilities exceeded its interest-earning assets, resulting in a negative average net earnings balance of $133.8 million. The Corporation’s average net earnings balance decreased $58.4 million during the quarter ended June 30, 2003, compared to the quarter ended June 30, 2002. This decrease in the net average earnings balance comparing these respective periods is primarily due to cash outlays over the last twelve months on the Corporation’s repurchases of its common stock, Federal income tax payments and the purchase of interest rate cap and floor agreements.

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

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
(Dollars in Thousands)	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
Interest-earning assets:
Loans	$8,832,305	$282,752	6.42%	$8,457,668	$302,076	7.16%
Mortgage-backed securities	1,499,244	29,085	3.88	1,833,082	50,664	5.53
Investments	1,562,273	34,422	4.41	1,416,914	38,447	5.43

Interest-earning assets	11,893,822	346,259	5.84	11,707,664	391,187	6.70

Interest-bearing liabilities:
Core deposits (1) (2)	3,786,586	40,624	2.16	3,402,285	42,451	2.52
Certificates of deposit	2,812,390	37,964	2.72	2,882,788	51,336	3.59
Advances from FHLB (3)	4,818,005	111,692	4.61	4,931,869	119,505	4.82
Securities sold under agreements to repurchase	400,514	6,350	3.15	306,330	6,192	4.02
Other borrowings	190,219	3,699	3.89	261,598	6,454	4.93

Interest-bearing liabilities	12,007,714	200,329	3.34	11,784,870	225,938	3.84

Net earnings balance	$(113,892)			$(77,206)

Net interest income		$145,930			$165,249

Net interest rate spread			2.50%			2.86%

Net annualized yield on interest-earning assets			2.45%			2.82%

(1)	Core deposits consist of savings accounts, checking accounts and money market accounts.
(2)	Includes interest expense incurred on interest rate swap agreements totaling $25.7 million and $24.4 million, respectively, for the six months ended June 30, 2003 and 2002.
(3)	Includes interest expense incurred on interest rate swap and swaption agreements totaling $38.8 million and $30.8 million, respectively, for the six months ended June 30, 2003 and 2002.

Net Interest Income (Continued):

During the six months ended June 30, 2003, the Corporation’s interest-bearing liabilities exceeded its interest-earning assets, resulting in a negative average net earnings balance of $113.9 million. The Corporation’s average net earnings balance decreased $36.7 million during the six months ended June 30, 2003, compared to the six months ended June 30, 2002. This decrease in the net average earnings balance comparing these respective periods is primarily due to cash outlays over the last twelve months on the Corporation’s repurchases of its common stock, Federal income tax payments and the purchase of interest rate cap and floor agreements.

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

	Three Months Ended June 30, 2003 Compared to June 30, 2002 Increase (Decrease) Due to			Six Months Ended June 30, 2003 Compared to June 30, 2002 Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$7,790	$(17,426)	$(9,636)	$12,978	$(32,302)	$(19,324)
Mortgage-backed securities	(4,724)	(6,444)	(11,168)	(8,184)	(13,395)	(21,579)
Investments	1,658	(4,140)	(2,482)	3,682	(7,707)	(4,025)

Interest income	4,724	(28,010)	(23,286)	8,476	(53,404)	(44,928)

Interest expense:
Core deposits (1)	3,465	(3,311)	154	4,495	(6,322)	(1,827)
Certificates of deposit	(1,075)	(5,088)	(6,163)	(1,226)	(12,146)	(13,372)
Advances from FHLB	(2,795)	(3,044)	(5,839)	(2,718)	(5,095)	(7,813)
Securities sold under agreements to repurchase	(13)	(814)	(827)	1,662	(1,504)	158
Other borrowings	(130)	(917)	(1,047)	(1,552)	(1,203)	(2,755)

Interest expense	(548)	(13,174)	(13,722)	661	(26,270)	(25,609)

Effect on net interest income	$5,272	$(14,836)	$(9,564)	$7,815	$(27,134)	$(19,319)

(1)	Core deposits consist of savings accounts, checking accounts and money market accounts.

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

Provision for Loan Losses (continued):

Nonperforming assets are monitored on a regular basis by the Corporation’s internal credit review and problem asset teams. Nonperforming assets are summarized as of the dates indicated:

(Dollars in Thousands)	June 30, 2003	December 31, 2002
Nonperforming loans:
Residential real estate	$42,122	$46,394
Commercial real estate	12,752	17,890
Consumer, commercial operating and other loans	7,034	8,130

Total nonperforming loans	61,908	72,414

Foreclosed real estate:
Commercial	6,562	2,550
Residential (includes residential development property in Nevada)	36,438	37,458

Total foreclosed real estate	43,000	40,008

Troubled debt restructurings—commercial	4,961	1,547

Total nonperforming assets	$109,869	$113,969

Nonperforming loans to loans receivable (excluding loans held for sale)	.79%	.93%
Nonperforming assets to total assets	.85%	.87%

Total allowance for loan losses	$108,740	$106,291

Allowance for loan losses to:
Loans receivable (excluding loans held for sale)	1.38%	1.36%
Total nonperforming assets	98.97%	93.26%
Total nonperforming loans	175.65%	146.78%
Nonresidential nonperforming assets	347.31%	352.93%

Excludes nonperforming loans held for sale totaling $31.4 million and $32.0 million at June 30, 2003, and December 31, 2002, respectively, related to the GNMA optional repurchase program.

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

Provision for Income Taxes:

The provision for income taxes totaled $8.7 million and $17.5 million, respectively, for the three and six months ended June 30, 2003, compared to $11.5 million and $22.9 million, respectively, for the three and six months ended June 30, 2002. The effective income tax rate for the three and six months ended June 30, 2003, was 28.2% and 28.0%, respectively, compared to 29.7% and 29.4%, for the respective 2002 periods. The effective income tax rates are lower for the current 2003 periods compared to the respective 2002 period due to the level of pre-tax income and increases in tax-exempt interest income and tax credits. The effective tax rate for the three and six months ended June 30, 2003 and 2002, vary from the statutory rate of 35.0% primarily due to tax benefits from the bank owned life insurance, tax-exempt interest income and tax credits.

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