Form 10-Q/A
period 2003-09-30
COMMERCIAL FEDERAL CORP
filed 2004-03-01
CIK 744778

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

COMMERCIAL FEDERAL CORPORATION

FORM 10-Q/A

SEPTEMBER 30, 2003

INTRODUCTORY NOTE

The purpose of this Form 10-Q/A (Amendment No. 1) is to restate the accompanying consolidated statements of financial condition of Commercial Federal Corporation (the “Corporation”) as of September 30, 2003, and the related consolidated statements of operations, comprehensive income, and cash flows for the three and nine months ended September 30, 2003 and 2002. Subsequent to the issuance of the Corporation’s consolidated financial statements as of September 30, 2003, and the filing of its Quarterly Report on Form 10-Q for September 30, 2003, with the Securities and Exchange Commission, management of the Corporation determined that the accounting for certain components of a bank owned life insurance policy (“BOLI”) was incorrect. The effects of the error (“BOLI adjustment”) were spread over a 12-quarter period beginning with the three months ended December 31, 2000, when the bank owned life insurance policy was first acquired, through the September 30, 2003 quarter. The accounting policy the Corporation previously used resulted in the overstatement of total assets, total stockholders’ equity, other non-interest income and net income by a like amount.

The aggregate effects of this BOLI adjustment were to reduce previously reported net income for the three and nine months ended September 30, 2003, by $448,000 and $1.3 million, respectively, to $21.9 million ($.50 per diluted share) and $66.8 million ($1.50 per diluted share), a decrease of $.01 and $.03 per diluted share as compared to amounts previously reported for the respective periods. Previously reported net income for the three and nine months ended September 30, 2002, was reduced by $307,000 and $900,000, respectively, to $26.4 million ($.58 per diluted share) and $81.3 million ($1.77 per diluted share), a decrease of $.01 and $.02 per diluted share as compared to amounts previously reported for the respective periods. Total assets and total stockholders’ equity decreased by $7.7 million and $5.9 million at September 30, 2003 and 2002, respectively. See Note A for additional information on the BOLI adjustment.

The Corporation also restated its consolidated statement of financial condition to (i) reflect mortgage loans eligible for repurchase at the Corporation’s option and without prior authorization from the Government National Mortgage Association (“GNMA”) as loans held for sale and (ii) reclassify the principal amount of mortgage loans actually repurchased from GNMA from other assets to loans held for sale. These GNMA restatements properly reflect loans held for sale at fair value, GNMA loans actually repurchased, and other borrowings for the GNMA optional repurchase loans as of September 30, 2003, and December 31, 2002. See Note A for additional information on these GNMA loans.

The Corporation issued a press release on January 29, 2004, which it filed as an exhibit to a Current Report Form 8-K on the same date, and stated management’s intention to restate these financial statements. The restatement affects periods beginning in December 2000 which the bank owned life insurance polity was first acquired. The Corporation has also restated its financial reports for the quarters ended March 31, 2003 and June 30, 2003, and its Form 10-K for the year ended December 31, 2002.

The principal effects of these changes on the accompanying financial statements are presented in Note A to the Corporation’s consolidated financial statements. For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Corporation has amended and restated in its entirety each item of the Corporation’s Form 10-Q for the three and nine months ended September 30, 2003 and 2002, which has been affected by these restatements. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of these restatements.

COMMERCIAL FEDERAL CORPORATION

FORM 10-Q/A

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

(Unaudited)

	(As Restated— see Note A)
(Dollars in Thousands)	September 30, 2003	December 31, 2002
ASSETS
Cash (including short-term investments of $1,137 and $505)	$168,111	$200,581
Investment securities available for sale, at fair value	1,050,040	1,296,050
Mortgage-backed securities available for sale, at fair value	1,130,463	1,632,622
Loans held for sale, net	732,494	914,474
Loans receivable, net of allowances of $107,995 and $106,148	7,894,337	7,703,016
Federal Home Loan Bank stock	241,206	283,193
Foreclosed real estate	48,350	40,008
Premises and equipment, net	144,170	148,374
Bank owned life insurance	230,981	222,537
Other assets	696,367	466,995
Core value of deposits, net of accumulated amortization of $62,999 and $58,684	18,050	22,365
Goodwill	162,717	162,717

Total Assets	$12,517,286	$13,092,932

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$6,592,859	$6,439,041
Advances from Federal Home Loan Bank	3,959,906	4,848,997
Other borrowings	620,452	621,192
Other liabilities	590,607	433,602

Total Liabilities	11,763,824	12,342,832

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 42,381,367 and 45,270,360 shares issued and outstanding	424	453
Additional paid-in capital	—	61,712
Retained earnings	841,391	791,357
Accumulated other comprehensive loss, net	(88,353)	(103,422)

Total Stockholders’ Equity	753,462	750,100

Total Liabilities and Stockholders’ Equity	$12,517,286	$13,092,932

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	(As Restated—see Note A)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands Except Per Share Data)	2003	2002	2003	2002
Interest Income:
Loans receivable	$128,291	$153,721	$411,043	$455,797
Mortgage-backed securities	8,688	22,498	37,773	73,162
Investment securities	16,233	19,635	50,655	58,082

Total interest income	153,212	195,854	499,471	587,041
Interest Expense:
Deposits	36,547	43,766	115,135	137,553
Advances from Federal Home Loan Bank	51,545	63,216	163,237	182,721
Other borrowings	4,830	6,776	14,879	19,422

Total interest expense	92,922	113,758	293,251	339,696
Net Interest Income	60,290	82,096	206,220	247,345
Provision for Loan Losses	(5,475)	(9,142)	(16,894)	(21,271)

Net Interest Income After Provision for Loan Losses	54,815	72,954	189,326	226,074
Other Income (Loss):
Retail fees and charges	14,805	14,614	43,317	40,935
Loan servicing fees, net of amortization	(11,078)	2,762	(18,599)	8,417
Mortgage servicing rights valuation adjustment	51,800	(34,754)	8,479	(50,832)
Gain (loss) on sales of securities and changes in fair values of derivatives, net	(31,294)	19,575	26,837	28,315
Gain on sales of loans	9,329	14,659	23,315	21,636
Bank owned life insurance	2,771	3,168	8,443	9,358
Other operating income	7,398	7,692	20,681	23,474

Total other income	43,731	27,716	112,473	81,303
Other Expense:
General and administrative expenses -
Compensation and benefits	30,233	29,060	92,887	85,906
Occupancy and equipment	10,188	9,912	31,119	28,508
Data processing	4,460	4,416	13,739	13,247
Advertising	3,742	3,480	13,478	10,725
Communication	3,505	3,261	10,351	9,490
Item processing	3,210	3,582	10,516	10,665
Outside services	3,410	3,296	9,027	10,755
Loan expenses	3,909	1,091	9,002	3,615
Foreclosed real estate, net	289	978	2,674	4,700
Other operating expenses	4,141	2,745	11,987	9,800

Total general and administrative expenses	67,087	61,821	204,780	187,411
Amortization of core value of deposits	1,218	1,549	4,315	4,819

Total other expense	68,305	63,370	209,095	192,230

Income Before Income Taxes	30,241	37,300	92,704	115,147
Provision for Income Taxes	8,378	10,938	25,882	33,862

Net Income	$21,863	$26,362	$66,822	$81,285

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (Continued)

(Unaudited)

	(As Restated—see Note A)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands Except Per Share Data)	2003	2002	2003	2002
Weighted Average Number of Common Shares Outstanding Used in Basic Earnings Per Share Calculation	43,523,639	45,276,800	44,306,196	45,325,049
Add Assumed Exercise of Outstanding Stock Options as Adjustments for Dilutive Securities	410,330	514,636	339,656	646,462

Weighted Average Number of Common Shares Outstanding Used in Diluted Earnings Per Share Calculation	43,933,969	45,791,436	44,645,852	45,971,511

Basic Earnings Per Common Share	$.50	$.58	$1.51	$1.79

Diluted Earnings Per Common Share	$.50	$.58	$1.50	$1.77

Dividends Declared Per Common Share	$.10	$.09	$.29	$.26

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	(As Restated—see Note A)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2003	2002	2003	2002
Net Income	$21,863	$26,362	$66,822	$81,285
Other Comprehensive Income (Loss):
Unrealized holding (gains) losses on securities available for sale	(29,687)	75,714	(9,118)	112,927
Fair value adjustment on interest rate swap agreements	54,412	(109,344)	54,347	(149,784)
Fair value change on interest only strips	—	(1,792)	(1,024)	(3,410)
Reclassification of net losses (gains) included in net income pertaining to:
Securities sold	(4,000)	(11,159)	(57,539)	(19,708)
Termination of interest rate swap agreements	29,412	—	29,412	—
Interest only strips	—	—	5,054	—
Amortization of fair value adjustments on interest rate swap agreements	224	509	1,151	1,526

Other Comprehensive Income (Loss) Before Income Taxes	50,361	(46,072)	22,283	(58,449)
Income Tax Provision (Benefit)	17,252	(15,835)	7,214	(18,094)

Other Comprehensive Income (Loss)	33,109	(30,237)	15,069	(40,355)

Comprehensive Income (Loss)	$54,972	$(3,875)	$81,891	$40,930

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	(As Restated—see Note A)
	Nine Months Ended September 30,
(Dollars in Thousands)	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$66,822	$81,285
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization of core value of deposits	4,315	4,819
Depreciation and amortization	14,296	13,981
Amortization of deferred discounts and fees, net of premiums	37,534	14,012
Amortization of mortgage servicing rights	52,505	20,313
Valuation adjustment of mortgage servicing rights	(8,479)	50,832
Provision for losses on loans	16,894	21,271
Gain on sales of real estate and loans, net	(24,176)	(22,856)
Gain on sales of securities and changes in fair values of derivatives, net	(26,837)	(28,315)
Proceeds from sales of loans	4,322,710	2,356,937
Origination of loans for resale	(1,647,849)	(713,488)
Purchases of loans for resale	(2,804,557)	(2,194,162)
Increase in bank owned life insurance, net	(8,444)	(9,364)
Increase in broker receivable from sales of securities	(270,200)	(151)
Increase in broker payable on derivative settlements and purchases of securities	285,414	1,977
Decrease in interest receivable	20,418	3,258
Decrease in interest payable	(5,569)	(4,136)
Decrease in other liabilities, net	(55,034)	(15,395)
Other items, net	(45,650)	(104,528)

Total adjustments	(142,709)	(604,995)

Net cash used by operating activities	(75,887)	(523,710)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of loans	(1,084,544)	(805,225)
Repayment of loans, net of originations	1,087,221	844,571
Proceeds from sales of mortgage-backed securities available for sale	280,476	18,147
Principal repayments of mortgage-backed securities available for sale	847,500	720,620
Purchases of mortgage-backed securities available for sale	(544,184)	(591,352)
Maturities and principal repayments of investment securities available for sale	20,722	23,261
Proceeds from sales of investment securities available for sale	1,748,347	902,657
Purchases of investment securities available for sale	(1,527,774)	(1,002,629)
Bulk purchases of mortgage servicing rights	(23,715)	(1,272)
Proceeds from sales of mortgage servicing rights	5,100	—
Purchases of Federal Home Loan Bank stock	—	(43,091)
Proceeds from sales of Federal Home Loan Bank stock	41,987	11,925
Divestiture of branches, net	—	(23,673)
Proceeds from sales of real estate	16,494	28,289
Payments to acquire real estate	(4,317)	(2,383)
Purchases of premises and equipment, net	(10,092)	(4,132)
Other items, net	1,204	(2,192)

Net cash provided by investing activities	854,425	73,521

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(Unaudited)

	(As Restated—see Note A)
	Nine Months Ended September 30,
(Dollars in Thousands)	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	$153,818	$(207,943)
Proceeds from Federal Home Loan Bank advances	659,950	950,325
Repayments of Federal Home Loan Bank advances	(1,553,000)	(330,800)
Proceeds from securities sold under agreements to repurchase	13,745	215,415
Repayments of securities sold under agreements to repurchase	(14,016)	(16,570)
Proceeds from issuance of other borrowings	10,000	—
Repayments of other borrowings	(14,094)	(103,865)
Proceeds from termination of swap agreements	16,840	—
Purchases of swap and swaption agreements	(4,782)	(34,337)
Payments of cash dividends on common stock	(12,496)	(11,379)
Repurchases of common stock	(68,939)	(24,602)
Issuance of common stock	1,966	4,899

Net cash (used) provided by financing activities	(811,008)	441,143

CASH AND CASH EQUIVALENTS

Decrease in net cash position	(32,470)	(9,046)
Balance, beginning of year	200,581	206,765

Balance, end of period	$168,111	$197,719

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest expense	$287,470	$334,615
Income taxes, net	39,847	37,432
Non-cash investing and financing activities:
Loans exchanged for mortgage-backed securities	113,628	55,685
Loans transferred to real estate	23,882	20,455
Net increase (decrease) to loans held for sale and other borrowings under the GNMA optional repurchase program	(1,315)	1,547
Common stock received in connection with employee stock option plan, net	(21)	(111)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

(Unaudited)

(Columnar Dollars in Footnotes are in Thousands Except Per Share Amounts)

A.    RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENTS:

Subsequent to the issuance of the Corporation’s consolidated financial statements as of September 30, 2003, and the filing of its Quarterly Report on Form 10-Q for September 30, 2003, with the Securities and Exchange Commission, management of the Corporation determined that the accounting for certain components of a bank owned life insurance policy was incorrect. The effects of the error were spread over a 12-quarter period beginning with the three months ended December 31, 2000, through the September 30, 2003 quarter. The accounting policy the Corporation previously used resulted in the overstatement of total assets, total stockholders’ equity, other non-interest income and net income by a like amount.

The Corporation services mortgage loans for GNMA. When specific delinquency criteria are met, certain mortgage loans serviced for GNMA become eligible for repurchase by the Corporation at the Corporation’s option and without prior authorization from GNMA. Under the provisions of Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Corporation is deemed to have regained effective control over these loans. Therefore, applicable periods of the Corporation’s consolidated statements of financial condition have been restated to reflect the loans eligible for repurchase as loans held for sale at fair value, along with an offsetting liability classified as other borrowings, for $21.5 million and $17.9 million at September 30, 2003, and December 31, 2002, respectively (“GNMA adjustment”). In addition, the Corporation has reclassified from other assets to loans held for sale the principal amount of loans actually repurchased from GNMA for $24.0 million and $28.0 million at September 30, 2003, and December 31, 2002, respectively (“GNMA reclassification”). The Corporation either resells these loans or, since these loans are guaranteed by the Federal Housing Administration (“FHA”) or by the Department of Veteran’s Affairs (“VA”), the Corporation undertakes collection efforts and the foreclosure process for these repurchased loans on behalf of the FHA and VA. The Corporation is reimbursed for substantially all costs incurred after the foreclosure process is complete. This GNMA restatement affects periods beginning as of December 31, 2001 through September 30, 2003.

As a result, the accompanying statements of consolidated financial condition of the Corporation at September 30, 2003, and the related consolidated statements of operations, comprehensive income, cash flows and related disclosures for the three and nine months ended September 30, 2003 and 2002, have been restated to reflect these changes.

The effect of the BOLI adjustment to the consolidated results of operations for the three and nine months ended September 30, 2003 and 2002 is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income:
As previously reported	$22,311	$26,669	$68,144	$82,185
BOLI adjustment	(448)	(307)	(1,322)	(900)

As restated	$21,863	$26,362	$66,822	$81,285

Basic earnings per share:
As previously reported	$.51	$.59	$1.54	$1.81
BOLI adjustment	(.01)	(.01)	(.03)	(.02)

As restated	$.50	$.58	$1.51	$1.79

Diluted earnings per share:
As previously reported	$.51	$.58	$1.53	$1.79
BOLI adjustment	(.01)	—	(.03)	(.02)

As restated	$.50	$.58	$1.50	$1.77

The effects of (i) the BOLI adjustment and (ii) the GNMA adjustment and reclassification on the accompanying consolidated statement of financial condition for the following periods are set forth below:

	September 30, 2003
	As Previously Reported	As Restated
Loans held for sale, net (1)(2)	$687,010	$732,494
Bank owned life insurance (3)	238,724	230,981
Other assets (2)	720,340	696,367
Total assets (1)(3)	12,503,518	12,517,286
Other borrowings (1)	598,941	620,452
Total liabilities (1)	11,742,313	11,763,824
Retained earnings (3)	849,134	841,391
Total stockholders’ equity (3)	761,205	753,462
Total liabilities and stockholders’ equity (1)(3)	12,503,518	12,517,286

(1)	Reflects the GNMA adjustment for mortgage loans eligible for repurchase at the Corporation’s option and without prior authorization from GNMA totaling $21,511,000 at September 30, 2003.
(2)	Reflects the GNMA reclassification for the amount of mortgage loans actually repurchased from GNMA totaling $23,973,000 at September 30, 2003, previously classified in other assets.
(3)	Reflects the correction of the BOLI accounting error on a cumulative basis totaling $7,743,000 at September 30, 2003.

The effects of the BOLI adjustment on the accompanying consolidated statement of operations for the following periods is set forth below:

	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2003	2003	2002	2002	2003	2003	2002	2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Bank owned life insurance	$3,219	$2,771	$3,475	$3,168	$9,765	$8,443	$10,258	$9,358
Total other income (loss)	44,179	43,731	28,023	27,716	113,795	112,473	82,203	81,303
Income before income taxes	30,689	30,241	37,607	37,300	94,026	92,704	116,047	115,147
Net income	22,311	21,863	26,669	26,362	68,144	66,822	82,185	81,285
Comprehensive income (loss)	55,420	54,972	(3,568)	(3,875)	83,213	81,891	41,830	40,930
Basic earnings per common share	0.51	0.50	0.59	0.58	1.54	1.51	1.81	1.79
Diluted earnings per common share	0.51	0.50	0.58	0.58	1.53	1.50	1.79	1.77

Certain items in the consolidated statement of cash flows for the nine months ended September 30, 2003 and 2002, under the sections ‘cash flows from operating activities’ and ‘supplemental disclosure for non-cash activities’ have also been restated. No totals for operating, investing or financing activities changed.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income as reported	$21,863	$26,362	$66,822	$81,285
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,151)	(1,033)	(3,723)	(3,382)

Pro forma net income	$20,712	$25,329	$63,099	$77,903

Earnings per share:
Basic -
As reported	$.50	$.58	$1.51	$1.79
Pro forma	.48	.56	1.42	1.72
Diluted -
As reported	$.50	$.58	$1.50	$1.77
Pro forma	.47	.56	1.42	1.70

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

The parent company has provided a guarantee of payment of certain amounts (“Guaranteed Payments”) for the benefit of holders of Capital Securities issued by Commercial Federal Capital Trust I (“Trust”), a Delaware statutory trust created by the parent company for the purpose of issuing the Capital Securities. See Note J for additional information on these securities and this transaction. The Guaranteed Payments are, to the extent the Trust holds sufficient funds, equal to the amount of (i) all accrued and unpaid distributions on the Capital Securities, (ii) the price payable on redemption of the Capital Securities, and (iii) upon termination of the Trust, the lesser of either the liquidation amount of the Capital Securities and all unpaid distributions thereon or the amount of assets of the Trust remaining available for distribution to holders after satisfaction of all liabilities. The parent company is required to make payments under the guarantee only to the extent the Trust holds funds sufficient to make such payments, but fails to do so. The maximum potential amount of future payments on the guarantee is $10,000,000 equal to the principal of the Capital Securities, plus interest which accrues at a variable rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.95%. The term of the guarantee ends with the maturity of the Capital Securities (October 8, 2033). The parent company is subrogated to all rights of holders of the Capital Securities with respect to amounts it pays on the guarantee, which amounts would be recoverable from the funds by the Trust. Consequently, the parent company expects that the liquidation of such assets held by the Trust would fully cover the maximum potential amount of future payments the parent company may make on the guarantee.

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

G.	COMMITMENTS AND CONTINGENCIES (Continued):

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

The contribution of the business segments to the consolidated results for the three and nine months ended September 30, 2003 and 2002, which are not in accordance with accounting principles generally accepted in the United States, are summarized in the following tables:

	Commercial Banking	Mortgage Banking	Retail Banking	Treasury	Consolidated Total
Three Months Ended September 30, 2003:
Net interest income	$30,481	$12,805	$25,157	$(8,153)	$60,290
Provision for loan losses	2,594	12	1,712	1,157	5,475
Total other income (loss)	(869)	(10,805)	34,203	21,202	43,731
Total other expense (income)	11,440	11,337	46,077	(549)	68,305

Income (loss) before income taxes	15,578	(9,349)	11,571	12,441	30,241
Income tax provision (benefit)	5,287	(3,194)	4,108	2,177	8,378

Net income (loss)	$10,291	$(6,155)	$7,463	$10,264	$21,863

Total interest and other income	$29,612	$2,000	$59,360	$13,049	$104,021
Intersegment revenue	—	786	13,662	5,749
Depreciation and amortization	136	206	1,938	2,162	4,442
Total assets	3,548,425	796,788	1,215,962	6,956,111	12,517,286

Three Months Ended September 30, 2002:
Net interest income	$23,659	$9,937	$28,200	$20,300	$82,096
Provision for loan losses	3,213	105	2,400	3,424	9,142
Total other income (loss)	201	24,456	24,604	(21,545)	27,716
Total other expense	8,588	8,301	45,939	542	63,370

Income (loss) before income taxes	12,059	25,987	4,465	(5,211)	37,300
Income tax provision (benefit)	4,230	9,111	1,642	(4,045)	10,938

Net income (loss)	$7,829	$16,876	$2,823	$(1,166)	$26,362

Total interest and other income (loss)	$23,860	$34,393	$52,804	$(1,245)	$109,812
Intersegment revenue	—	6,360	3,621	647
Depreciation and amortization	113	218	2,250	2,310	4,891
Total assets	3,121,467	1,043,455	1,379,975	7,951,583	13,496,480

H.	SEGMENT INFORMATION (Continued):

	Commercial Banking	Mortgage Banking	Retail Banking	Treasury	Consolidated Total
Nine Months Ended September 30, 2003:
Net interest income	$86,489	$38,789	$72,246	$8,696	$206,220
Provision for loan losses	7,409	34	5,080	4,371	16,894
Total other income (loss)	(8,597)	(25,272)	92,572	53,770	112,473
Total other expense (income)	34,795	34,164	142,515	(2,379)	209,095

Income (loss) before income taxes	35,688	(20,681)	17,223	60,474	92,704
Income tax provision (benefit)	11,939	(7,217)	6,114	15,046	25,882

Net income (loss)	$23,749	$(13,464)	$11,109	$45,428	$66,822

Total interest and other income	$77,892	$13,517	$164,818	$62,466	$318,693
Intersegment revenue	—	5,795	35,655	36,926
Depreciation and amortization	399	644	6,455	6,798	14,296
Total assets	3,548,425	796,788	1,215,962	6,956,111	12,517,286

Nine Months Ended September 30, 2002:
Net interest income	$68,334	$23,625	$84,060	$71,326	$247,345
Provision for loan losses	9,350	278	6,871	4,772	21,271
Total other income (loss)	1,822	41,260	71,835	(33,614)	81,303
Total other expense	25,857	24,687	139,542	2,144	192,230

Income before income taxes	34,949	39,920	9,482	30,796	115,147
Income tax provision	12,261	14,015	3,553	4,033	33,862

Net income	$22,688	$25,905	$5,929	$26,763	$81,285

Total interest and other income	$70,156	$64,885	$155,895	$37,712	$328,648
Intersegment revenue	—	11,985	11,386	1,938
Depreciation and amortization	345	464	6,322	6,850	13,981
Total assets	3,121,467	1,043,455	1,379,975	7,951,583	13,496,480

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

The effects of (i) the BOLI adjustment and (ii) the GNMA adjustment and reclassification to conform to the 2003 financial statement presentations on the Corporation’s segments for the following periods are set forth below:

	Commercial Banking	Mortgage Banking	Retail Banking	Treasury	Consolidated Total
Three Months Ended September 30, 2003:

Total other income (loss):
As previously reported				$21,650	$44,179
As restated				21,202	43,731
Income (loss) before income taxes:
As previously reported				12,889	30,689
As restated				12,441	30,241
Net income (loss):
As previously reported				10,712	22,311
As restated				10,264	21,863
Total interest and other income:
As previously reported				13,497	104,469
As restated				13,049	104,021
Total assets:
As previously reported	$3,548,696	$775,586	$1,217,659	6,961,577	12,503,518
As restated	3,548,425	796,788	1,215,962	6,956,111	12,517,286

Nine Months Ended September 30, 2003:

Total other income (loss):
As previously reported				$55,092	$113,795
As restated				53,770	112,473
Income (loss) before income taxes:
As previously reported				61,796	94,026
As restated				60,474	92,704
Net income (loss):
As previously reported				46,750	68,144
As restated				45,428	66,822
Total interest and other income:
As previously reported				63,788	320,015
As restated				62,466	318,693
Total assets:
As previously reported	$3,548,696	$775,586	$1,217,659	$6,961,577	12,503,518
As restated	3,548,425	796,788	1,215,962	6,956,111	12,517,286

Three Months Ended September 30, 2002:

Total other income (loss):
As previously reported	$229	$24,499	$24,831	$(21,536)	$28,023
As restated	201	24,456	24,604	(21,545)	27,716
Income (loss) before income taxes:
As previously reported	12,087	26,030	4,692	(5,202)	37,607
As restated	12,059	25,987	4,465	(5,211)	37,300
Net income (loss):
As previously reported	7,857	16,919	3,050	(1,157)	26,669
As restated	7,829	16,876	2,823	(1,166)	26,362
Total interest and other income (loss):
As previously reported	23,888	34,436	53,031	(1,236)	110,119
As restated	23,860	34,393	52,804	(1,245)	109,812
Total assets:
As previously reported	3,121,686	1,031,670	1,381,253	7,955,712	13,490,321
As restated	3,121,467	1,043,455	1,379,975	7,951,583	13,496,480

Nine Months Ended September 30, 2002:

Total other income (loss):
As previously reported	$1,905	$41,382	$72,505	$(33,589)	$82,203
As restated	1,822	41,260	71,835	(33,614)	81,303
Income before income taxes:
As previously reported	35,032	40,042	10,152	30,821	116,047
As restated	34,949	39,920	9,482	30,796	115,147
Net income:
As previously reported	22,771	26,027	6,599	26,788	82,185
As restated	22,688	25,905	5,929	26,763	81,285
Total interest and other income:
As previously reported	70,239	65,007	156,565	37,737	329,548
As restated	70,156	64,885	155,895	37,712	328,648
Total assets:
As previously reported	3,121,686	1,031,670	1,381,253	7,955,712	13,490,321
As restated	3,121,467	1,043,455	1,379,975	7,951,583	13,496,480

I.	REGULATORY CAPITAL:

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

The following presents the Bank’s regulatory capital levels and ratios relative to the respective minimum regulatory capital requirements as of September 30, 2003:

	Actual Capital		Required Capital
	Amount	Ratio	Amount	Ratio
OTS capital adequacy:
Tangible capital	$741,185	6.03%	$184,394	1.50%
Core capital	730,186	5.95	368,458	3.00	(1)
Risk-based capital	866,764	10.81	641,618	8.00
FDICIA regulations to be classified well-capitalized:
Tier 1 leverage capital	730,186	5.95	614,096	5.00
Tier 1 risk-based capital	730,186	9.10	481,214	6.00
Total risk-based capital	866,764	10.81	802,023	10.00

(1)	This is the minimum percentage requirement for institutions that are not anticipating or experiencing significant growth and have well-diversified risks, including minimal interest rate risk exposure, excellent asset quality, high liquidity and stable and sufficient earnings. For all other institutions the minimum required ratio is 4.00%.

The most recent notification from the OTS categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank’s classification.

J.	ISSUANCE OF OTHER BORROWINGS:

Effective September 25, 2003, Commercial Federal Capital Trust I (“Trust”), a Delaware statutory trust of the parent company, was formed for the purpose of issuing 10,000 shares totaling $10,000,000 of floating-rate capital securities (“Capital Securities”) to unrelated investors and for investing the proceeds thereof in Junior Subordinated Debentures (“Debt Securities”) issued by the parent company. Also effective September 25, 2003, the Trust issued $310,000 of common securities to the parent company. The proceeds from the issuance of the Capital Securities and the common securities were used by the Trust to purchase the parent company’s Debt Securities in the amount of $10,310,000. The Capital Securities and Debt Securities bear interest equal to LIBOR plus 2.95% and are guaranteed by the parent company. See Note G for additional information regarding the guarantee. The obligations of the parent company under that guarantee and the Debt Securities are subordinate to all senior indebtedness as defined in the indenture agreement. The distribution rate payable on the Capital Securities is cumulative and is payable quarterly in arrears commencing on January 8, 2004. The Capital Securities are subject to mandatory redemption upon repayment of the Debt Securities. The Debt Securities mature on October 8, 2033, which may be shortened to not earlier than October 8, 2008, if certain conditions are met. The Debt Securities are redeemable at the option of the parent company on or after October 8, 2008, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the Debt Securities or the Capital Securities. The Trust is not required to be consolidated into the financial statements of the Corporation in accordance with FASB Interpretation No. 46. See Note L for further information on FASB Interpretation No. 46.

K.	BROKER RECEIVABLE/PAYABLE ON SECURITIES AND DERIVATIVE SETTLEMENTS:

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

L.	CURRENT ACCOUNTING PRONOUNCEMENTS:

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

L.	CURRENT ACCOUNTING PRONOUNCEMENTS (Continued):

In January 2003, FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” was issued. This Interpretation was issued in an effort to improve existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in other activities on behalf of another company. The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. Previously, one company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interest. Interpretation No. 46 changes that consolidation process by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. To further assist financial statement users in assessing a company’s risks, the Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. In October 2003, the Financial Accounting Standards Board deferred the implementation date to the fourth quarter of 2003 from the 2003 third quarter only for variable interest entities that existed prior to February 1, 2003. Therefore, the consolidation requirements of older entities are required at December 31, 2003, for calendar year companies. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Effective July 1, 2003, the Corporation early adopted the provisions of Interpretation No. 46 and consolidated certain affordable housing partnerships for which it owns a limited partner interest. Total assets of those partnerships approximate $1,800,000 with no potential exposure to loss to the Corporation related to these partnerships. See Note G “Commitments and Contingencies” for additional information on these partnerships and the additional disclosure requirements pursuant to Interpretation No. 46. The Corporation also holds a variable interest in a trust which issued mandatorily redeemable debt securities as described in Note J. This trust is not required to be consolidated into the Corporation’s financial statements in accordance with Interpretation No. 46.

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

RESTATEMENT:

Subsequent to the issuance of the Corporation’s consolidated financial statements as of September 30, 2003, and the filing of its quarterly Form 10-Q with the Securities and Exchange Commission, management determined that the accounting for certain components of a bank owned life insurance policy was incorrect. This restatement also adjusts for mortgage loans held for sale related to the GNMA optional repurchase program. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section has been revised to reflect the effects of the restatement. See Note A for additional information.

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

Net income for the three months ended September 30, 2003, was $21.9 million, or $.50 per basic and diluted share, compared to net income of $26.4 million, or $.58 per diluted share ($.58 per basic share), for the three months ended September 30, 2002. The decrease in net income comparing the respective quarters is primarily due to a decrease of $21.8 million in net interest income and an increase of $5.3 million in general and administrative expenses. These decreases to net income were partially offset by an increase of $16.0 million in total other income, a decrease of $3.7 million in the provision for loan losses and a decrease of $2.6 million in the provision for income taxes.

Net income for the nine months ended September 30, 2003, was $66.8 million, or $1.50 per diluted share ($1.51 per basic share), compared to net income of $81.3 million, or $1.77 per diluted share ($1.79 per basic share), for the nine months ended September 30, 2002. The decrease in net income comparing the nine month periods is primarily due to a decrease of $41.1 million in net interest income and an increase of $17.4 million in general and administrative expenses. Partially offsetting these decreases to net income was an increase of $31.2 million in total other income, a decrease of $8.0 million in the provision for income taxes and a decrease of $4.4 million in the provision for loan losses.

Net Interest Income:

Net interest income totaled $60.3 million for the three months ended September 30, 2003, compared to $82.1 million for the three months ended September 30, 2002, a decrease of $21.8 million, or 26.6%. During the three months ended September 30, 2003 and 2002, interest rate spreads inclusive of noninterest-bearing deposits were 2.15% and 2.75%, respectively, a decrease of 60 basis points comparing periods; and the net yield on interest-earning assets was 2.09% and 2.68%, respectively, a decrease of 59 basis points. Additionally, total interest income decreased $42.6 million during the same time periods. The decrease in the interest rate spreads, the net yield on interest-earning assets and total interest income comparing the respective periods is due primarily to a 113 basis point decrease in the yield earned on interest-earning assets. Earning assets have been contractually repricing downward or have been replaced with lower-yielding loans and available-for-sale investments during this period of historically low interest rates. For example, at September 30, 2003, the federal funds rate was 1.00%, a 45-year low, compared to 1.75% at September 30, 2002. These low interest rates resulted in significantly higher prepayments on higher-yielding mortgage loans and mortgage-backed securities during the three and nine months ended September 30, 2003, compared to the respective 2002 periods. The sharp decrease in yield is magnified by the acceleration of amortization of net deferred costs and premiums on mortgage loans and mortgage-backed securities, which are fully amortized against interest income when a loan or mortgage-backed security pays off. Partially offsetting the decrease in interest income generated from the lower interest-earning assets is the downward repricing of interest-bearing liabilities, although at a slower rate than the repricing of earning assets, which is also attributable to the lower interest rate environment comparing the respective periods. The downward repricing of interest-bearing liabilities resulted in a 53 basis point decline in the rate incurred on total deposits and interest-bearing liabilities.

Net interest income totaled $206.2 million for the nine months ended September 30, 2003, compared to $247.3 million for the nine months ended September 30, 2002, a decrease of $41.1 million, or 16.6%. During the nine months ended September 30, 2003 and 2002, interest rate spreads inclusive of noninterest-bearing deposits were 2.37% and 2.82%, respectively, a decrease of 45 basis points comparing periods; and the net yield on interest-earning assets was 2.33% and 2.77%, respectively, a decrease of 44 basis points comparing periods. Additionally, total interest income decreased $87.6 million during the same time periods. The decrease in the interest rate spreads, the net yield earned on interest-earning assets and total interest income comparing the respective periods is due primarily to a 96 basis point decrease in the yield earned on interest-earning assets. This decrease in yield is due to the aforementioned historically low interest rates and the acceleration of amortization of net deferred costs and premiums on mortgage loan and mortgage-backed securities, which are fully amortized against interest income when a loan or mortgage-backed security pays off. The decrease in yield for interest-earning assets is partially offset by a 51 basis point decline in the rate incurred on total deposits and interest-bearing liabilities.

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

Net Interest Income (Continued):

The following table presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, average yields earned on interest-earning assets and average rates incurred on total deposits and interest-bearing liabilities during the three months ended September 30, 2003 and 2002:

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
(Dollars in Thousands)	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/Rate
Interest-earning assets:
Loans-(1)
Residential real estate	$4,501,626	$55,170	4.90%	$4,962,114	72,497	5.84%
Commercial real estate	1,881,969	32,085	6.67	1,709,011	35,844	8.39
Construction	490,509	8,759	6.99	522,028	9,583	7.34
Commercial operating and other (2)	457,568	6,236	5.34	296,702	5,091	6.81
Consumer home equity	827,289	14,090	6.76	811,386	15,435	7.55
Consumer other	688,074	11,951	6.89	602,035	15,271	10.06

Total loans	8,847,035	128,291	5.75	8,903,276	153,721	6.89
Mortgage-backed securities	1,160,610	8,688	2.99	1,797,775	22,498	5.01
Investments	1,545,695	16,233	4.20	1,541,909	19,635	5.09

Total interest-earning assets	11,553,340	153,212	5.26	12,242,960	195,854	6.39

Non-interest-bearing checking	1,272,527	—	—	718,645	—	—
Interest-bearing deposits:
Interest-bearing checking	523,930	556.42		487,757	300.24
Savings (3)	1,366,473	15,730	4.57	1,836,052	19,382	4.19
Money market	1,008,238	3,646	1.44	273,701	834	1.21

Interest-bearing core deposits	2,898,641	19,932	2.73	2,597,510	20,516	3.13
Certificates of deposit	2,650,774	16,615	2.49	2,870,543	23,250	3.21

Total interest-bearing deposits	5,549,415	36,547	2.61	5,468,053	43,766	3.18

Total deposits	6,821,942	36,547	2.13	6,186,698	43,766	2.81

Advances from FHLB (4)	4,357,013	51,545	4.63	5,524,221	63,216	4.48
Securities sold under agreements to repurchase	400,370	3,023	2.96	401,065	3,883	3.79
Other borrowings	190,798	1,807	3.79	192,216	2,893	6.02

Total interest-bearing liabilities	10,497,596	92,922	3.48	11,585,555	113,758	3.86

Net earnings balance, net interest income and net interest rate spread	$1,055,744	$60,290	1.78%	$657,405	$82,096	2.53%

Total deposits and interest-bearing liabilities	11,770,123	92,922	3.11	12,304,200	113,758	3.64

Net earnings balance, net interest income and net interest rate spread including non-interest-bearing deposits	$(216,783)	$60,290	2.15%	$(61,240)	$82,096	2.75%

Net annualized yield on interest-earning assets			2.09%			2.68%

(1)	Includes nonaccruing loans averaging $64.5 million and $77.1 million for the respective periods as interest-earning assets at a yield of zero percent.

(2)	In addition to commercial operating loans, includes small business, agricultural and Nebraska Investment Finance Authority loans.

(3)	Includes interest expense on interest rate swap agreements totaling $13.4 million and $12.6 million for the respective periods.

(4)	Includes interest expense on interest rate swap and swaption agreements totaling $18.7 million and $16.9 million for the respective periods.

Net Interest Income (Continued):

The following table presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, average yields earned on interest-earning assets and average rates incurred on total deposits and interest-bearing liabilities during the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
(Dollars in Thousands)	Average Balance	Interest	Annualized Yield/Rate	Average Balance	Interest	Annualized Yield/Rate
Interest-earning assets:
Loans-(1)
Residential real estate	$4,623,333	$191,133	5.51%	$4,779,182	$228,797	6.38%
Commercial real estate	1,852,075	97,772	6.96	1,687,416	101,879	8.05
Construction	489,900	26,331	7.09	524,666	29,341	7.46
Commercial operating and other (2)	408,827	17,233	5.57	275,868	13,920	6.75
Consumer home equity	816,029	42,838	7.02	768,130	45,924	7.99
Consumer other	659,376	35,736	7.25	573,461	35,936	8.38

Total loans	8,849,540	411,043	6.17	8,608,723	455,797	7.07
Mortgage-backed securities	1,385,127	37,773	3.64	1,821,183	73,162	5.36
Investments	1,556,686	50,655	4.34	1,459,037	58,082	5.31

Total interest-earning assets	11,791,353	499,471	5.63	11,888,943	587,041	6.59

Non-interest-bearing checking	1,112,138	—	—	676,819	—	—
Interest-bearing deposits:
Interest-bearing checking	516,604	1,908.49		491,414	955.26
Savings (3)	1,454,341	48,431	4.45	1,918,762	59,326	4.13
Money market	833,106	10,217	1.64	286,264	2,686	1.25

Interest-bearing core deposits	2,804,051	60,556	2.89	2,696,440	62,967	3.12
Certificates of deposit	2,757,926	54,579	2.65	2,878,663	74,586	3.46

Total interest-bearing deposits	5,561,977	115,135	2.77	5,575,103	137,553	3.30

Total deposits	6,674,115	115,135	2.31	6,251,922	137,553	2.94

Advances from FHLB (4)	4,662,652	163,237	4.62	5,131,490	182,721	4.70
Securities sold under agreements to repurchase	400,465	9,373	3.09	338,255	10,074	3.93
Other borrowings	190,551	5,506	3.85	239,024	9,348	5.22

Total interest-bearing liabilities	10,815,645	293,251	3.60	11,283,872	339,696	3.99

Net earnings balance, net interest income and net interest rate spread	975,708	206,220	2.03%	605,071	247,345	2.60%

Total deposits and interest-bearing liabilities	$11,927,783	$293,251	3.26	$11,960,691	$339,696	3.77

Net earnings balance, net interest income and net interest rate spread including non-interest-bearing deposits	$(136,430)	$206,220	2.37%	$(71,748)	$247,345	2.82%

Net annualized yield on interest-earning assets			2.33%			2.77%

(1)	Includes nonaccruing loans averaging $68.5 million and $74.8 million for the respective periods as interest-bearing assets at a yield of zero percent.

(2)	In addition to commercial operating loans, includes small business, agricultural and Nebraska Investment Finance Authority loans.

(3)	Includes interest expense on interest rate swap agreements totaling $39.1 million and $37.0 million for the respective periods.

(4)	Includes interest expense on interest rate swap and swaption agreements totaling $57.5 million and $47.7 million for the respective periods.

Net Interest Income (Continued):

During the three and nine months ended September 30, 2003, the Corporation’s deposits and interest-bearing liabilities exceeded its interest-earning assets, resulting in a negative average net earnings balance of $216.8 million and $136.4 million, respectively. The Corporation’s average net earnings balance decreased $155.5 million and $64.7 million, respectively, during the three and nine months ended September 30, 2003, compared to the three and nine months ended September 30, 2002. This decrease in the net average earnings balance comparing these respective periods is primarily due to cash outlays over the last twelve months on the Corporation’s repurchases of its common stock and Federal income tax payments.

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

	Three Months Ended September 30, 2003 Compared to September 30, 2002 Increase (Decrease) Due to			Nine Months Ended September 30, 2003 Compared to September 30, 2002 Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans-
Residential real estate	$(6,332)	$(10,995)	$(17,327)	$(7,265)	$(30,399)	$(37,664)
Commercial real estate	3,613	(7,372)	(3,759)	9,828	(13,935)	(4,107)
Construction	(457)	(367)	(824)	(1,724)	(1,286)	(3,010)
Commercial operating and other	2,374	(1,229)	1,145	6,008	(2,695)	3,313
Consumer home equity	293	(1,638)	(1,345)	2,756	(5,842)	(3,086)
Consumer other	1,967	(5,287)	(3,320)	5,001	(5,201)	(200)

Total loans	1,458	(26,888)	(25,430)	14,604	(59,358)	(44,754)
Mortgage-backed securities	(6,472)	(7,338)	(13,810)	(15,115)	(20,274)	(35,389)
Investments	48	(3,450)	(3,402)	3,697	(11,124)	(7,427)

Interest income	(4,966)	(37,676)	(42,642)	3,186	(90,756)	(87,570)

Interest expense:
Non-interest-bearing and interest-bearing checking	23	233	256	51	902	953
Savings	(5,289)	1,637	(3,652)	(15,199)	4,304	(10,895)
Money market	2,629	183	2,812	6,488	1,043	7,531

Core deposits	(2,637)	2,053	(584)	(8,660)	6,249	(2,411)
Certificates of deposit	(1,678)	(4,957)	(6,635)	(3,017)	(16,990)	(20,007)

Total deposits	(4,315)	(2,904)	(7,219)	(11,677)	(10,741)	(22,418)
Advances from FHLB	(13,746)	2,075	(11,671)	(16,457)	(3,027)	(19,484)
Securities sold under agreements to repurchase	(7)	(853)	(860)	1,670	(2,371)	(701)
Other borrowings	(21)	(1,065)	(1,086)	(1,680)	(2,162)	(3,842)

Interest expense	(18,089)	(2,747)	(20,836)	(28,144)	(18,301)	(46,445)

Effect on net interest income	$13,123	$(34,929)	$(21,806)	$31,330	$(72,455)	$(41,125)

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

Provision for Loan Losses (continued):

Nonperforming assets are monitored on a regular basis by the Corporation’s internal credit review and problem asset teams. Nonperforming assets are summarized as of the dates indicated:

(Dollars in Thousands)	September 30, 2003	December 31, 2002
Nonperforming loans:
Residential real estate	$37,358	$46,394
Commercial real estate	11,861	17,890
Consumer, commercial operating and other loans	7,861	8,130

Total nonperforming loans	57,080	72,414

Foreclosed real estate:
Commercial	4,964	2,550
Residential (includes residential development property in Nevada)	43,386	37,458

Total foreclosed real estate	48,350	40,008

Troubled debt restructurings - commercial	4,933	1,547

Total nonperforming assets	$110,363	$113,969

Nonperforming loans to loans receivable (excluding loans held for sale)	.71%	.93%
Nonperforming assets to total assets	.88%	.87%

Total allowance for loan losses	$108,008	$106,291

Allowance for loan losses to:
Loans receivable (excluding loans held for sale)	1.35%	1.36%
Total nonperforming assets	97.87%	93.26%
Total nonperforming loans	189.22%	146.78%
Nonresidential nonperforming assets	364.66%	352.93%

Excludes nonperforming loans held for sale totaling $28.8 million and $32.0 million at September 30, 2003, and December 31, 2002, respectively, related to the GNMA optional repurchase program.

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

The forward loan sales commitments, rate lock commitments to originate mortgage loans held for sale, and call options are recorded at fair value with the changes in fair value reported in current earnings. Designated warehouse loans with critical terms matching the forward loan sales commitments, which are used to hedge these warehouse loans, are carried at fair value. Warehouse loans which do not have critical matched terms with related forward loan sales commitments are carried at the lower of cost or market (See Note F). The net changes in fair values of these derivative financial instruments and the hedged warehouse loans resulted in net losses totaling $32.1 million and $20.1 million, respectively, for the three and nine months ended September 30, 2003. These changes in fair values compare to net gains totaling $7.3 million and $5.7 million, respectively, recorded for the three and nine months ended September 30, 2002.

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

Provision for Income Taxes:

The provision for income taxes totaled $8.4 million and $25.9 million, respectively, for the three and nine months ended September 30, 2003, compared to $10.9 million and $33.9 million, respectively, for the three and nine months ended September 30, 2002. The effective income tax rate for the three and nine months ended September 30, 2003, was 27.7% and 27.9%, respectively, compared to 29.3% and 29.4%, for the respective 2002 periods. The effective income tax rates are lower for the current 2003 periods compared to the respective 2002 periods due to the lower level of pre-tax income and increases in tax-exempt interest income and tax credits. The effective tax rate for the three and nine months ended September 30, 2003 and 2002, vary from the statutory rate of 35.0% primarily due to tax benefits from the bank owned life insurance, tax-exempt interest income and tax credits.

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

Commercial Banking:

The Commercial Banking segment reported net income of $10.3 million and $23.7 million, respectively, for the three and nine months ended September 30, 2003, compared to $7.8 million and $22.7 million, respectively, for the three and nine months ended September 30, 2002. Net interest income increased $6.8 million and $18.2 million for the three and nine months ended September 30, 2003, compared to the 2002 periods. The increase in net interest income is due primarily to the increase in the average balance of the commercial loan portfolio during 2003 over the respective 2002 periods. The provision for loan losses decreased $619,000 and $1.9 million for the three and nine months ended September 30, 2003, compared to the respective 2002 periods. The decrease comparing the three and nine month periods is primarily due to a reduction in commercial loan net charge-offs. Total other income decreased $1.1 million and $10.4 million for the three and nine months ended September 30, 2003, compared to the respective 2002 periods primarily due to the Treasury segment charging the Commercial Banking segment loan prepayment fees totaling $3.8 million and $15.8 million, respectively, on the commercial loans paying in full before maturity. This intersegment charge was implemented in 2003. Total other expense increased $2.9 million and $8.9 million for the three and nine months ended September 30, 2003, compared to the 2002 periods primarily due to increased production incentive bonuses and more full-time equivalent employees at September 30, 2003, compared to 2002.

Mortgage Banking:

The Mortgage Banking segment reported net losses of $6.2 million and $13.5 million, respectively, for the three and nine months ended September 30, 2003, compared to net income of $16.9 million and $25.9 million, respectively, for the three and nine months ended September 30, 2002. Net interest income increased $2.9 million and $15.2 million for the three and nine months ended September 30, 2003, compared to the 2002 periods. This increase in net interest income comparing the respective periods is primarily due to an increase in the credit the Mortgage Banking segment received in the 2003 periods compared to 2002 from increases in its custodial cash earnings that are computed using an internal cost of funds rate. The increase in custodial cash earnings comparing the respective periods is primarily due to the volume of mortgage loan refinancing activity and, for the first three and nine months of 2003 compared to 2002, increases in the average escrow balances as a result of bulk purchases of loan servicing portfolios totaling $1.9 billion during the latter half of 2002. Total other income decreased $35.3 million and $66.5 million for the three and nine months ended September 30, 2003, compared to 2002 primarily due to increases of $15.1 million and $32.2 million, respectively, in amortization expense of mortgage servicing rights in the 2003 periods compared to 2002, intersegment charges of $4.7 million and $11.4 million from Treasury on the valuation adjustment for impairment of the mortgage servicing rights recorded during the 2003 periods, intersegment charges of $4.9 million and $11.9 million from the Retail Banking segment for its origination of higher-yielding residential mortgage loans during the 2003 periods, and a decrease of $5.5 million and $9.1 million, respectively, in the intersegment credit from Treasury for purchased loans (2002 charges only). Also decreasing total other income were decreases of $5.2 million and $706,000, respectively, on the net gains on sales of warehouse loans comparing the 2003 and 2002 periods. Total other expense increased $3.0 million and $9.5 million for the three and nine months ended September 30, 2003, compared to the 2002 periods due to increased loan origination costs from mortgage refinancing activity and servicing costs primarily due to increased payoffs of mortgage loans.

OPERATING RESULTS BY SEGMENT (Continued):

Retail Banking:

The Retail Banking segment reported net income of $7.5 million and $11.1 million, respectively, for the three and nine months ended September 30, 2003, compared to $2.8 million and $5.9 million, respectively, for the three and nine months ended September 30, 2002. Net interest income decreased $3.0 million and $11.8 million for the three and nine months ended September 30, 2003, compared to the 2002 periods. The decrease in net interest income is primarily due to lower rates on consumer and home equity loans comparing the respective periods and less income earned on funds provided by deposits. The provision for loan losses decreased $688,000 and $1.8 million for the three and nine months ended September 30, 2003, compared to the 2002 periods. Total other income increased $9.6 million and $20.7 million for the three and nine months ended September 30, 2003, compared to the 2002 periods. This increase in total other income is primarily due to the intersegment revenue allocation from Mortgage Banking for the Retail Banking segment’s origination of residential mortgage loans at higher than market rates during the 2003 periods. Total other expense increased $138,000 and $3.0 million for the three and nine months ended September 30, 2003, compared to the three and nine months ended September 30, 2002 due primarily to incentive pay based on higher mortgage volume, full branch staffing and the cash back rebate program on credit and debit card purchases, which increased 2003 expenses.

Treasury:

The Treasury segment reported net income of $10.3 million and $45.4 million, respectively, for the three and nine months ended September 30, 2003, compared to a net loss of $1.2 million for the three months ended September 30, 2002, and net income of $26.8 million for the nine months ended September 30, 2002. Net interest income decreased $28.5 million and $62.6 million for the three and nine months ended September 30, 2003, compared to the 2002 periods. This decrease is due primarily to the lower yields earned on the Treasury segment’s total interest-earning assets portfolio and a reduction in the average size of the portfolio comparing the respective periods. The provision for loan losses decreased $2.3 million and $401,000 for the three and nine months ended September 30, 2003, compared to the 2002 periods due primarily to a lower balance of loans held in the Treasury segment comparing the respective periods. Total other income increased $42.7 million and $87.4 million for the three and nine months ended September 30, 2003, compared to the three and nine month periods for 2002. This increase in total other income comparing the respective periods is due to a net increase in the valuation allowance for mortgage servicing rights totaling $89.1 million and $56.8 million, respectively, allocated to Treasury, intersegment loan prepayment fees totaling $3.8 million and $15.8 million, respectively, generated from the Commercial Banking segment (which was implemented in 2003) and the intersegment revenue totaling $18.4 million, for the nine month period, from the Mortgage Banking and Retail Banking segments (also implemented in 2003) based on the allocated portion of the immediate impairment of the mortgage servicing rights recorded during the 2003 periods. These increases to total other income were partially offset by decreases in net gains and losses on sales of securities and changes in fair values of derivatives totaling $50.9 million and $1.5 million, respectively, comparing the three and nine month periods. Total other expense for the three and nine months ended September 30, 2003, are net credit balances of $549,000 and $2.4 million compared to $542,000 and $2.1 million in expense for the three and nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES:

Parent Company Only Liquidity and Capital Resources:

The Corporation manages its liquidity at both the parent company and subsidiary levels. The principal asset of the parent company is its investment in the capital stock of the Bank. Since the parent company does not generate any significant revenues independent of the Bank, the parent company’s liquidity for debt service and common stock repurchases is dependent on the extent to which it receives cash distributions from the Bank. The Bank’s ability to pay cash distributions to the parent company is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Capital distribution regulations of the Office of Thrift Supervision (“OTS”), as defined, allow the Bank to pay capital distributions during a calendar year upon notice to the OTS. These capital distributions are limited to the sum of 100% of the Bank’s retained net income (defined as net income determined in accordance with generally accepted accounting principles less total capital distributions declared) for the current calendar year plus the Bank’s retained net income for the preceding two calendar years. Capital distributions in excess of the Bank’s retained net income require the submission of an application for approval from the OTS. At September 30, 2003, the Bank’s total distributions exceeded its retained net income by $83.6 million under this regulation thereby requiring the Bank to file an application with the OTS for any capital distribution.

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

Effective September 25, 2003, the parent company, through Commercial Federal Capital Trust I, a Delaware statutory trust of the parent company, issued $10.31 million of floating-rate junior subordinated debt securities due October 8, 2033. These debt securities pay interest quarterly at a rate equal to LIBOR plus 2.95% (4.09% at September 30, 2003). Proceeds totaling $10.0 million from the issuance of the Trust’s Capital Securities will be used to repurchase common stock of the parent company. See Note J for additional information.

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

Net cash flows used by financing activities totaled $811.0 million for the nine months ended September 30, 2003, compared to net cash flows provided by financing activities totaling $441.1 million for the nine months ended September 30, 2002. Advances from the FHLB and deposits have been the primary sources to provide for the Corporation’s funding needs during each of the periods presented. The Corporation experienced a net increase in deposits totaling $153.8 million for the nine months ended September 30, 2003, compared to a net decrease, excluding the effect of branch sales, of $207.9 million for the nine months ended September 30, 2002. The net increase in deposits for the nine months ended September 30, 2003, is primarily due to net increases in money market and checking accounts totaling $536.7 million and $157.2 million, respectively, partially offset by a net decrease of $284.1 million in savings accounts. The net increases in the money market and checking accounts is primarily attributable to new product promotion and an increase in new customer accounts. The net decrease in deposits for the nine months ended September 30, 2002, is due to the run-off in the higher costing certificates of deposit portfolio pursuant to the Corporation’s business strategy and to net reductions in core deposits. The net reduction in FHLB advances totaling $889.1 million at September 30, 2003, compared to December 31, 2002, is primarily due to scheduled maturity repayments and adjustable-rate three-month FHLB advances the Corporation elected not to renew in conjunction with the Corporation’s ongoing plan to reduce its lower-yielding investment and mortgage-backed securities and pay down a portion of FHLB advances. The pay-down of FHLB advances is partially offset by the take-down of new advances. The net proceeds used to re-pay these FHLB advances primarily came from the sale of available-for-sale investment and mortgage-backed securities. As part of management’s overall strategy to manage the level of exposure to the risk of interest rates adversely affecting net interest income, the Corporation uses interest rate swap agreements that have offsetting characteristics from certain hedged deposits and FHLB advances. In conjunction with the decision not to renew a portion of FHLB advances, the Corporation also terminated three interest rate swap agreements with a notional amount of $300.0 million that were hedging those FHLB advances. The termination of these swap agreements resulted in the Corporation realizing a pre-tax loss of $29.4 million and a cash outlay for approximately the same amount during the quarter ended September 30, 2003. In the first quarter of 2003, the Corporation entered into an interest rate swap agreement for a notional amount of $100.0 million at a cost of $4.8 million. During the nine months ended September 30, 2002, the Corporation purchased $700.0 million in notional amount of swaptions at a cost of $34.3 million to hedge the call option on $700.0 million of fixed-rate FHLB advances that were convertible into adjustable-rate advances at the option of the Federal Home Loan Bank. The parent company also issued $10.0 million in floating-rate junior subordinated debt securities during the 2003 third quarter. These debt securities mature October 8, 2033, and pay interest quarterly at a rate equal to LIBOR plus 2.95%. At September 30, 2003 the rate on these debt securities was 4.09%. Proceeds from this issuance will be used to repurchase common stock of the parent company. See Note J for additional information on these floating-rate junior subordinated debt securities. During the three and nine months ended September 30, 2003, the Corporation repurchased 1,648,800 shares and 2,988,700 shares of its common stock at a cost of $39.8 million and $68.9 million, respectively. At September 30, 2003, there remained 2,252,100 shares of common stock of the Corporation to be repurchased that had been authorized by the Board of Directors. During the three and nine months ended September 2002, the Corporation repurchased shares of its common stock at a cost of $5.1 million and $24.6 million, respectively.

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

Item 4. Controls and Procedures

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-14(c) under the Exchange Act) as of September 30, 2003. Based upon such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2003, such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Corporation in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Any system of controls can only provide reasonable assurance of the objectives the systems are designed to obtain. The Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a).	Exhibits:

4.4	-	The Corporation hereby agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of the Capital Securities and Debt Securities of the Corporation. (previously filed)

10.23	-	Indenture Dated as of September 25, 2003, Between Commercial Federal Corporation as Issuer and Wilmington Trust Company as Trustee for Floating Rate Junior Subordinated Debt Securities Due 2033. (previously filed)

10.24	-	Guarantee Agreement as of September 25, 2003, by Commercial Federal Corporation and Wilmington Trust Company for the Benefit of the Holders of the Capital Securities of Commercial Federal Capital Trust I. (previously filed)

31.1	-	Chief Executive Officer’s Rule 13a - 14 (a) Certification.

31.2	-	Chief Financial Officer’s Rule 13a - 14 (a) Certification.

32.1	-	Certificate of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b).	Reports on Form 8-K:

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

COMMERCIAL FEDERAL CORPORATION (Registrant)

Date: March 1,2004	/s/ David S. Fisher

David S. Fisher, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: March 1, 2004	/s/ Gary L. Matter

Gary L. Matter, Senior Vice President, Controller and Secretary (Principal Accounting Officer)