Form 10-K
period 2003-12-31
COMMERCIAL FEDERAL CORP
filed 2004-03-05
CIK 744778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average high and low sales price of the registrant’s common stock as quoted on the New York Stock Exchange on June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was $782,920,450. As of March 1, 2004, there were issued and outstanding 40,916,744 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders—See Part III.

COMMERCIAL FEDERAL CORPORATION

FORM 10-K INDEX

i

PART I

ITEM 1.    BUSINESS

Forward Looking Statements

This document contains certain statements that are not historical fact but are forward-looking statements that involve inherent risks and uncertainties. Management cautions readers that a number of important factors could cause actual results to differ materially from those in the forward looking statements. Factors that might cause a difference include, but are not limited to: fluctuations in interest rates, inflation, the effect of regulatory or government legislative changes, expected cost savings and revenue growth not fully realized, the progress of strategic initiatives and whether realized within expected time frames, general economic conditions, adequacy of allowance for loan losses, costs or difficulties associated with restructuring initiatives, technology changes and competitive pressures in the geographic and business areas where Commercial Federal Corporation conducts its operations. These forward-looking statements are based on management’s current expectations. Actual results in future periods may differ materially from those currently expected because of various risks and uncertainties.

General

Commercial Federal Corporation (the “parent company”) was incorporated in the state of Nebraska on August 18, 1983, as a unitary non-diversified savings and loan holding company. References in this document to the “Corporation” are to Commercial Federal Corporation and its consolidated subsidiaries and references to the “Bank” are to Commercial Federal Bank, a Federal Savings Bank, and its consolidated subsidiaries. The primary purpose of the parent company was to acquire all of the capital stock of Commercial Federal Bank, a Federal Savings Bank, in connection with the Bank’s 1984 conversion from mutual to stock ownership. A secondary purpose of the organizational structure was to provide the structure to expand and diversify the Corporation’s financial services to activities allowed by regulation for a unitary savings and loan holding company. The general offices of the Corporation are located at 13220 California Street, Omaha, Nebraska 68154.

The primary subsidiary of the parent company is the Bank. The Bank was originally chartered in 1887 and converted to a federally chartered mutual savings and loan association in 1972. On December 31, 1984, the Bank completed its conversion from mutual to stock ownership and became a wholly-owned subsidiary of the parent company. On August 27, 1990, the Bank’s federal charter was amended from a savings and loan to a federal savings bank.

The assets of the parent company, on an unconsolidated basis, substantially consist of 100% of the Bank’s common stock. The parent company has no significant independent source of income, and therefore depends almost exclusively on cash distributions from the Bank to meet its funding requirements. During the calendar year ended December 31, 2003, the parent company incurred interest expense on its subordinated extendible notes, junior subordinated debentures and unsecured term notes. Interest was payable monthly on the subordinated extendible notes, and quarterly on the junior subordinated debentures and the unsecured term note. For additional information on the debt of the Corporation see Note 12 “Other Borrowings” to the Consolidated Financial Statements that are filed under Item 8 of this Form 10-K Annual Report for the year ended December 31, 2003 (the “Report”).

The parent company began repurchasing its common stock in April 1999. For the year ended December 31, 2003, the parent company purchased and cancelled 3,992,100 shares of its common stock at a cost of $95.5 million. As of December 31, 2003, since the inception of the repurchase program in April 1999, the parent company has purchased and canceled 20,751,300 shares of its common stock, or 34.0% of the outstanding common stock at inception, at a cost of $451.1 million. The parent company also pays operating expenses primarily for shareholder and stock related expenditures such as the annual report, proxy, corporate filing fees and assessments and certain costs directly attributable to the parent company. In addition, common stock cash dividends totaling $17.9 million, or $.415 per common share, were declared during the year ended December 31, 2003.

The Bank pays cash distributions to the parent company on a periodic basis primarily to cover the amount of the principal and interest payments on the parent company’s debt, to fund the parent company’s common stock repurchases and to repay the parent company for the common stock cash dividends paid to the parent company’s stockholders. During the year ended December 31, 2003, the Corporation received cash distributions totaling $125.0 million from the Bank. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)—Liquidity and Capital Resources” under Item 7 of this Report for additional information.

The Bank operates as a federally chartered savings institution with deposits insured by the Savings Association Insurance Fund (“SAIF”) and the Bank Insurance Fund (“BIF”) both administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a community banking institution offering commercial and consumer banking services including mortgage loan origination and servicing, commercial and industrial lending, small business banking, construction lending, cash management, deposit services, brokerage and insurance services, and Internet banking.

At December 31, 2003, the Corporation had assets of $12.2 billion and stockholders’ equity of $755.4 million, and operated 192 branches located in Colorado (45), Nebraska (42), Iowa (40), Kansas (27), Oklahoma (19), Missouri (13) and Arizona (6). The Bank is one of the largest retail financial institutions in the Midwest and, based upon total assets at December 31, 2003, the Corporation was the 11th largest publicly-held thrift institution in the United States. In addition, the Corporation serviced a loan portfolio totaling $15.0 billion at December 31, 2003, with approximately $11.4 billion in loans serviced for third parties and $3.6 billion in loans serviced for the Bank. See “MD&A—Overview” of this Report for additional information.

The Corporation’s business and earnings are sensitive to general business and economic conditions in the United States and, in particular, the Midwestern states where it has significant operations. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, the strength of the national and local economies and consumer spending, borrowing and savings habits. An economic downturn, an increase in unemployment or higher interest rates could decrease the demand for loans and other products and services and result in a deterioration in credit quality, loan performance and collectibility. Higher interest rates also could increase the Corporation’s cost to borrow funds and increase the rate the Corporation pays on deposits.

The long-term economic and political effects of terrorism and international hostilities remain uncertain which could hinder further economic recovery and could negatively affect the Corporation’s financial condition. Events that could adversely affect the Corporation’s business and operating results in other ways presently cannot be predicted. In addition, continued uncertainty in the economy could negatively impact the purchasing and decision making activities of the Corporation’s customers. If terrorist activity, international hostilities or other factors cause a further economic decline, the financial condition and operating results of the Corporation could be materially adversely affected.

The Corporation’s operations also are significantly affected by the fiscal and monetary policies of the federal government and by the policies of financial institution regulatory authorities, including the Office of Thrift Supervision (“OTS”), the Board of Governors of the Federal Reserve System and the FDIC. The policies of the Federal Reserve Board impact the Corporation significantly. The Federal Reserve Board regulates the supply of money and credit in the United States. Those policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments the Corporation holds. Those policies determine to a significant extent the Corporation’s cost of funds for lending and investing. Changes in those policies are beyond the Corporation’s control and are difficult to predict. Deposit flows and costs of funds are also influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for mortgage and commercial financing, consumer loans and other types of loans, which, in turn, are affected by the interest rates at which such financings may be offered, the availability of funds, and other factors, such as the supply of housing for mortgage loans and regional economic situations.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Topeka, which is one of the 12 regional banks comprising the FHLB System. The Bank is further subject to regulations of the Federal Reserve Board, which governs reserves required to be maintained against deposits and certain other matters. As a federally chartered savings bank, the Bank is subject to numerous restrictions on operations and investments imposed by applicable statutes and regulations. See the “Regulation” section of this Report.

Segment Reporting

The Corporation’s operations are aligned into four lines of business for management reporting purposes: Commercial Banking, Retail Banking, Mortgage Banking and Treasury. This business operation alignment allows management to make well-informed operating decisions, to focus resources to benefit both the Corporation and its customers, and to assess performance and products on a continuous basis. See “MD&A—Operating Results by Segment” and Note 21 “Segment Information” for additional information.

Regulatory Capital Compliance

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial position and results of operations. The regulations require the Bank to meet specific capital adequacy guidelines. Prompt corrective action provisions contained in the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) require specific capital ratios to be considered well-capitalized. At December 31, 2003, the Bank exceeded the minimum requirements for the well-capitalized category. As of December 31, 2003, the most recent notification from the OTS categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank’s classification. See “Regulation—Regulatory Capital Requirements” and Note 16 “Regulatory Capital” of this Report.

Supervisory Goodwill Lawsuits

On September 12, 1994, the Bank and the Corporation commenced litigation relating to supervisory goodwill against the United States government (“the Government”) in the United States Court of Federal Claims seeking to recover monetary relief for the Government’s refusal to honor certain contracts that it had entered into with the Bank. The suit alleged that such governmental action constituted a breach of contract and an unlawful taking of property by the Government without just compensation or due process in violation of the Constitution of the United States. On March 25, 1998, the Corporation filed a motion for summary judgment and the Government filed a cross motion for summary judgment on the question of liability for breach of contract. On March 24, 2003, the Corporation received an order from the United States Court of Federal Claims denying its motion for summary judgment seeking to establish liability for breach of contract and granting the Government’s cross motion concluding that there was no “contract” with respect to the Corporation’s 1987 acquisition of Empire Savings Building and Loan (“Empire”). In the litigation, the Corporation alleged that with respect to its acquisition of Empire, the Federal Home Loan Bank Board promised that $190.0 million of goodwill (the amount by which Empire’s liabilities exceeded its assets) would be included in the Bank’s regulatory capital as well as the $60.0 million of preferred stock issued by the Bank to fund the acquisition of Empire. The March 2003 order from the United States Court of Federal Claims also granted the Corporation’s motion for summary judgment and denied the Government’s cross-motion for summary judgment on the question of liability for breach of contract with respect to the Corporation’s acquisition of the savings deposits of Territory Savings and Loan Association (“Territory”) whereby the Bank accepted a five year $20.0 million promissory note from the Federal Savings and Loan Insurance Corporation (“FSLIC”) as part of the FSLIC’s payment for the Bank’s assumption of the savings deposits. The United States Court of Federal Claims agreed with the Corporation that the FSLIC had promised that the Bank could include the promissory note in its regulatory capital. On July 22, 2003, the United States Court of Federal Claims issued its ruling dismissing the Corporation’s complaint and the Corporation and the Bank determined not to appeal this ruling. As a result, the litigation with respect to the Empire and Territory claims has been terminated with no damages awarded to the Corporation or the Bank.

The Bank also assumed a lawsuit in the merger with Mid Continent Bancshares, Inc. (“Mid Continent”), a fiscal year 1998 acquisition, against the Government also relating to a supervisory goodwill claim filed by the former Mid Continent. The Mid Continent claim was tried in June and July 2003 with a final summation completed in October 2003. A final ruling was entered on January 29, 2004, awarding the Bank $5.6 million in damages. On February 12, 2004, the Department of Justice, on behalf of the Government, filed a Defendant’s Motion for Reconsideration of the ruling entered on January 29, 2004. The Government’s motion argued the amount of lost profit damages awarded by the Court was inappropriate. On or about February 26, 2004 the Court denied the Government’s motion. The Government has sixty days to file a formal appeal of the ruling entered on January 29, 2004. The ultimate collectibility of this award is contingent on a number of factors and future events which are beyond the control of the Bank, as to substance, timing and amount of damages that may be paid to the Bank. The Corporation has not recorded a receivable pursuant to this award.

Other Information

Additional information concerning the general business of the Corporation during the year ended December 31, 2003, is included in the following sections of this Report and under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 8 “Notes to the Consolidated Financial Statements” of this Report. Information concerning the Bank’s regulatory capital requirements and other regulations, which affect the Corporation, is included in the “Regulation” section of this Report.

The Corporation makes its annual, current and quarterly reports available, free of charge, on its corporate web site, www.comfedbank.com, as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. Other information on the Corporation and the Bank are also available on this web site. All information and reports on the Corporation’s web site are not incorporated by reference to this Annual Report on Form 10-K.

Lending Activities

General

The Corporation’s lending activities focus on the origination of first mortgage loans for the purpose of financing or refinancing single-family residential properties, single-family residential construction loans, commercial real estate loans, commercial operating loans, and consumer and home equity loans. The Corporation conducts loan origination activities primarily through its branch offices to leverage its extensive network. Growth in commercial real estate, commercial operating and consumer loans has been a primary focus during the year ended December 31, 2003. The origination of these loans has increased significantly over 2002. Management plans to continue to expand the Corporation’s commercial lending activity in 2004 and beyond. Residential loan origination activity, including origination volume through a network of correspondents and brokers, increased significantly in calendar year 2003 as a direct result of the historically low interest rate environment that generated increased residential loan production volumes as well as a significant volume of loan refinancings compared to prior years. The Corporation will continue to originate real estate loans through its branches, loan offices and through its nationwide correspondent and broker network. See the “Loan Activity” section of this Report for further information.

The Corporation originates mortgage loans primarily secured by existing single-family residences. Single-family residential loans are originated using underwriting guidelines, appraisals and documentation which are acceptable to the Federal Home Loan Mortgage Corporation (“FHLMC”), the Government National Mortgage Association (“GNMA”) and the Federal National Mortgage Association (“FNMA”) to facilitate the sale of such loans to such agencies in the secondary market. The Corporation also originates single-family residential loans using internal lending policies in accordance with what management believes are prudent underwriting standards but which may not strictly adhere to FHLMC, GNMA and FNMA guidelines.

Commercial real estate loans are secured by various types of commercial properties including office buildings, shopping centers, warehouses and other income producing properties primarily located within the Corporation’s primary market areas of Denver, Colorado, Omaha, Nebraska, and Des Moines, Iowa. The Corporation’s single-family residential construction lending activity is primarily attributable to operations in its primary market areas and in Las Vegas, Nevada. Multi-family residential loans consist of loans secured by various types of properties, including townhomes, condominiums and apartment projects with more than four dwelling units. These properties are also primarily located in the Corporation’s primary market areas.

As part of the Corporation’s goal to build its commercial banking relationships, the Corporation offers an internet-based full-service cash management program. This service allows businesses access to electronic banking features such as funds transfers, vendor payments, direct payroll deposit, wire transfers and other services. Commercial operating loans are subject to prudent credit review and other underwriting standards and collection procedures. As the momentum from the strategic growth emphasis in commercial operating loans continues to build, these loans are expected to constitute a greater portion of the Corporation’s lending business in the future.

In addition to real estate and commercial loans, the Corporation originates consumer, automobile, home equity, agricultural, commercial business and savings account loans, as well as consumer credit card loans, through the Corporation’s branch and loan office network and direct mail solicitation. Management intends to continue to increase its consumer loan origination activity with strict adherence to prudent underwriting and credit review procedures.

Regulatory guidelines generally limit loans and extensions of credit to one borrower. At December 31, 2003, all loans were within the regulatory limitation of $202.5 million to one borrower. The aggregate amount of outstanding loans to the five highest borrowers totaled $141.6 million at December 31, 2003.

Composition of Loans Receivable Portfolio

The following table sets forth the composition of the Corporation’s loans receivable portfolio as of the dates indicated below. Other than as disclosed below, there were no concentrations of loans which exceeded 10% of loans receivable at December 31, 2003.

	December 31,								June 30, 2000
	2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Loan Portfolio
Residential real estate	$3,420,692	42.5%	$3,670,388	47.1%	$4,329,595	53.1%	$5,286,232	60.7%	$7,106,409	69.1%
Commercial real estate	1,969,802	24.5	1,834,512	23.5	1,711,171	21.0	1,252,744	14.4	1,107,966	10.8
Construction, net of loans-in-process	519,599	6.5	492,409	6.3	534,719	6.5	517,788	5.9	413,107	4.0
Commercial operating and other	525,431	6.5	302,906	3.9	247,823	3.0	297,904	3.4	270,699	2.6
Consumer home equity	859,383	10.7	817,912	10.5	738,784	9.1	795,821	9.1	770,832	7.5
Consumer other	750,745	9.3	675,477	8.7	592,481	7.3	564,084	6.5	617,126	6.0

Total loans receivable	8,045,652	100%	7,793,604	100%	8,154,573	100%	8,714,573	100%	10,286,139	100%

Unearned income, net	19,245		15,560		14,161		18,864		8,694
Allowance for loan losses	(108,154)		(106,148)		(102,359)		(82,263)		(70,497)

Total loans receivable portfolio	$7,956,743		$7,703,016		$8,066,375		$8,651,174		$10,224,336

For additional information regarding the Corporation’s loans receivable portfolio, see Note 4 “Loans Receivable.”

The following table presents the composition of the Corporation’s real estate loans receivable portfolio (before any reduction for unearned income and allowance for loan losses) by state and property type at December 31, 2003:

State	Residential Real Estate	Commercial Real Estate	Construction, Net of Loans in Process	Total	% of Total
	(Dollars in Thousands)

Colorado	$462,573	$458,557	$120,039	$1,041,169	17.6%
Iowa	213,576	407,467	100,383	721,426	12.2
Nebraska	307,587	140,625	31,294	479,506	8.1
Kansas	265,353	148,565	32,572	446,490	7.6
Arizona	130,440	215,342	83,598	429,380	7.3
Missouri	151,414	208,443	20,469	380,326	6.4
Oklahoma	115,667	194,143	26,750	336,560	5.7
Massachusetts	322,779	—	—	322,779	5.5
Nevada	15,487	54,360	93,433	163,280	2.8
Georgia	145,910	15,346	—	161,256	2.7
Minnesota	152,770	1,293	—	154,063	2.6
Virginia	135,556	—	—	135,556	2.3
California	82,384	18,882	—	101,266	1.7
Texas	56,362	44,465	—	100,827	1.7
Washington	96,322	—	—	96,322	1.6
Maryland	94,141	—	—	94,141	1.6
Florida	57,935	15,001	11,061	83,997	1.4
Michigan	80,741	—	—	80,741	1.4
Illinois	78,546	1,968	—	80,514	1.4
North Carolina	53,688	4,568	—	58,256	1.0
Ohio	57,432	—	—	57,432	1.0
Alabama	56,442	—	—	56,442	1.0
Connecticut	45,940	—	—	45,940	0.8
South Carolina	27,816	4,593	—	32,409	0.5
Maine	25,571	—	—	25,571	0.4
Oregon	10,650	14,314	—	24,964	0.4
New Hampshire	24,120	—	—	24,120	0.4
New Jersey	19,312	—	—	19,312	0.3
Other states (22 states)	134,178	21,870	—	156,048	2.6

Total	$3,420,692	$1,969,802	$519,599	$5,910,093	100.0%

Percent of total	57.9%	33.3%	8.8%	100.0%

Contractual Principal Repayments

The following table shows the maturities of loans receivable of the Corporation’s portfolio based on contractual terms. The table does not reflect the effects of loan prepayments or scheduled principal amortization. Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less. Since prepayments significantly shorten the average life of loans, management believes that the following table will bear little resemblance to what will be the actual repayments. Loan balances have not been reduced for (i) unearned income (ii) allowance for loan losses or (iii) nonperforming loans.

	Due During the Year Ended December 31,
	2004	2005-2008	After 2008	Total
	(In Thousands)
Principal Repayments
Residential real estate:
Fixed-rate	$5,412	$99,640	$1,083,402	$1,188,454
Adjustable-rate	4,753	26,632	2,200,853	2,232,238

	10,165	126,272	3,284,255	3,420,692

Commercial real estate:
Fixed-rate	61,453	543,198	239,850	844,501
Adjustable-rate	89,732	166,620	868,949	1,125,301

	151,185	709,818	1,108,799	1,969,802

Construction loans, net of loans in process:
Fixed-rate	75,504	2,305	—	77,809
Adjustable-rate	441,563	227	—	441,790

	517,067	2,532	—	519,599

Commercial operating and other:
Fixed-rate	99,277	165,213	22,509	286,999
Adjustable-rate	129,710	68,132	40,590	238,432

	228,987	233,345	63,099	525,431

Consumer home equity:
Fixed-rate	5,270	144,556	404,788	554,614
Adjustable-rate	794	3,750	300,225	304,769

	6,064	148,306	705,013	859,383

Consumer other:
Fixed-rate	66,788	542,539	140,459	749,786
Adjustable-rate	191	181	587	959

	66,979	542,720	141,046	750,745

Total principal repayments	$980,447	$1,762,993	$5,302,212	$8,045,652

The following table sets forth the amount of all loans receivable due after December 31, 2004 (January 1, 2005, and thereafter), which have fixed interest rates and those which have adjustable interest rates.

	Fixed-Rate	Adjustable Rate	Total
	(In Thousands)
Residential real estate	$1,183,042	$2,227,485	$3,410,527
Commercial real estate	783,048	1,035,569	1,818,617
Construction loans, net of loans in process	2,305	227	2,532
Commercial operating and other	187,722	108,722	296,444
Consumer home equity	549,344	303,975	853,319
Consumer other	682,998	768	683,766

Total principal repayments due after December 31, 2004	$3,388,459	$3,676,746	$7,065,205

Residential Real Estate Loans

The Corporation originates and purchases both fixed-rate and adjustable-rate mortgage loans secured by single-family units through its branch network, its loan offices and a nationwide correspondent network. Such residential mortgage loans are either:

•	conventional mortgage loans which comply with the requirements for sale to, or conversion into, securities issued by FNMA or FHLMC (“conforming loans”),

•	mortgage loans which exceed the maximum loan amount allowed by FNMA or FHLMC but which otherwise generally comply with FNMA and FHLMC loan requirements, or mortgage loans not exceeding the maximum loan amount allowed by FNMA or FHLMC but do not meet all of the conformity requirements of FNMA and FHLMC (“nonconforming loans”) or

•	Federal Housing Administration (“FHA”) and Department of Veteran’s Administration (“VA”) guaranteed loans which qualify for sale in the form of securities guaranteed by GNMA.

The Corporation originates substantially all conforming or nonconforming loans with loan-to-value ratios at or below 80.0% unless the borrower obtains private mortgage insurance (which premium the borrower pays with their mortgage payment) for the Corporation’s benefit covering that portion of the loan in excess of 80.0% of the appraised value or purchase price, whichever is less. Occasional exceptions to the 80.0% loan-to-value ratio for mortgage loans are made to facilitate the resolution of nonperforming assets.

Fixed-rate residential mortgage loans generally are originated with terms of 15 and 30 years and are amortized on a monthly basis with principal and interest due each month. Adjustable-rate residential mortgage loans are also originated with terms of 15 and 30 years. However, certain adjustable-rate loans contain provisions which permit the borrower, at the borrower’s option, to convert to a long-term fixed-rate loan at certain periodic intervals over the life of the loan. The adjustable-rate loans generally have interest rates which are scheduled to adjust at six and 12 month intervals based upon various indices, including the Treasury Constant Maturity Index or the Eleventh District Federal Home Loan Bank Cost of Funds Index. The amount of any such interest rate increase is limited to one or two percentage points annually and four to six percentage points over the life of the loan. Certain adjustable-rate loans are also offered which have interest rates fixed over annual periods ranging from two through seven years, or ten years, with such loans repricing annually after the fixed interest-rate term. The Corporation applies its underwriting criteria to such loans based on the amount of the loan for which the borrower could qualify at the indexed rate. At December 31, 2003, approximately 1.05%, or $35.9 million, of the Corporation’s residential real estate loan portfolio was 90 days or more delinquent compared to 1.20%, or $43.9 million, at December 31, 2002.

Commercial Real Estate Loans

Commercial real estate lending entails significant additional risks compared with residential real estate lending. These additional risks are due to larger loan balances, which are more sensitive to economic conditions, business cycle downturns and construction related risks. The payment of principal and interest due on the Corporation’s commercial real estate loans is substantially dependent upon the performance of the projects securing the loans. As an example, to the extent that the occupancy and rental rates on the secured commercial real estate are not high enough to generate the income necessary to make payments, the Corporation could experience an increased rate of delinquency and could be required either to declare the loans in default and foreclose upon the properties or to make concessions on the terms of the repayment of the loans. At December 31, 2003, approximately .32%, or $6.3 million, of the Corporation’s commercial real estate loans were 90 days or more delinquent compared to .83%, or $15.3 million, at December 31, 2002.

The aggregate amount of loans which a federal savings institution may make on the security of liens on nonresidential real property may not exceed 400.0% of the institution’s total risk-based capital as determined under current regulatory capital standards. This limitation totaled approximately $3.4 billion at December 31, 2003, compared to $2.0 billion of actual commercial real estate loans outstanding at December 31, 2003. This restriction has not and is not expected to materially affect the Corporation’s business.

Construction Loans

The Corporation conducts its construction lending operations in its primary market areas and in Las Vegas, Nevada. The residential construction lending operations are expected to continue to increase over prior periods. These loans are subject to prudent credit review and other underwriting standards and procedures. At December 31, 2003, approximately 1.01%, or $5.2 million, of the Corporation’s construction loan portfolio was 90 days or more delinquent compared to 1.02%, or $5.0 million, at December 31, 2002.

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

Commercial Operating and Other Loans

Commercial operating and other loans represent commercial loans for the primary purpose of providing operating capital for commercial entities and also for agricultural and small business purposes. The performance of these loans is highly dependent on the stability of the operations of the commercial enterprise and the state of the economy as it relates to the industry of the borrower. The credit risk related to these loans is also high since the value of collateral underlying these loans may be highly specialized and more sensitive to economic downturns. At December 31, 2003, approximately .69%, or $3.7 million, of the Corporation’s commercial operating loans were 90 days or more delinquent compared to 1.09%, or $3.3 million, at December 31, 2002.

Consumer Loans

Federal regulations permit federal savings institutions to make secured and unsecured consumer loans up to 35.0% of an institution’s total regulatory assets. Any loans in excess of 30.0% of assets may only be made directly to the borrower and cannot involve the payment of any finders or referral fees. In addition, a federal savings institution has lending authority above the 35.0% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and savings account secured loans. Consumer loans originated by the Corporation are primarily second mortgage loans, loans secured by automobiles and loans to depositors on the security of their savings accounts. The Corporation has increased its secured consumer lending activities in order to meet its customers’ financial needs and will continue to increase such lending activities in the future in its primary market areas. The consumer loan federal regulation limitations have not and are not expected to materially affect the Corporation’s business.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans, which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Corporation, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. At December 31, 2003, approximately .30%, or $4.8 million, of the Corporation’s consumer loans are 90 days or more delinquent compared to .32%, or $4.8 million, at December 31, 2002.

Loan Sales

In addition to originating loans for its portfolio, the Corporation participates in secondary mortgage market activities by selling whole and securitized loans to institutional investors or other financial institutions with the Corporation generally retaining the right to service such loans. Substantially all of the Corporation’s secondary mortgage market activity is with GNMA, FNMA and FHLMC. Conventional conforming loans are either sold for cash as individual whole loans to FNMA or FHLMC, or pooled in exchange for securities issued by FNMA or FHLMC, which are then sold to investment banking firms. FHA and VA loans are originated or purchased by the Corporation and either are retained for the Corporation’s real estate loan portfolio or are pooled to form GNMA securities which are subsequently sold to investment banking firms or retained by the Bank.

During the years ended December 31, 2003, 2002 and 2001, the Corporation sold an aggregate of $5.1 billion, $3.4 billion and $2.7 billion, respectively, in mortgage loans. These sales resulted in net realized gains during calendar years 2003, 2002 and 2001 totaling $23.9 million, $36.2 million and $8.7 million, respectively. The mortgage loans were primarily sold in the secondary market. At December 31, 2003, the carrying value of loans held for sale totaled $351.5 million compared to $914.5 million at December 31, 2002.

Loan Activity

The following table sets forth the Corporation’s loan activity for the years ended December 31 as indicated:

	2003	2002	2001
	(In Thousands)
Originations:
Residential real estate loans	$2,081,142	$1,601,121	$1,201,279
Commercial real estate loans	625,277	805,639	768,578
Construction loans	734,459	792,290	728,432
Consumer and other loans	1,760,569	1,058,210	1,343,577

Loans originated	$5,201,447	$4,257,260	$4,041,866

Purchases:
Residential real estate loans	$4,493,310	$3,613,275	$2,613,945
Commercial real estate loans	—	—	19,075

Loans purchased	$4,493,310	$3,613,275	$2,633,020

Securitizations:
Mortgage loans securitized into mortgage-backed securities held by the Bank	$216,049	$76,947	$41,910

Sales:
Mortgage loans sold	$5,107,012	$3,361,384	$2,736,379

Loan Servicing for Other Institutions

The Corporation services substantially all of the mortgage loans that it originates and purchases (whether retained for the Bank’s portfolio or sold in the secondary market), thereby generating ongoing loan servicing fee income. The Corporation also periodically purchases and sells mortgage servicing rights. During the second quarter of 2003, the Corporation sold the servicing rights relating to $501.9 million of loans serviced for other institutions. At December 31, 2003, the Corporation was servicing approximately 118,700 loans and participations for others with principal balances aggregating $11.4 billion, compared to approximately 136,200 loans and participations for others with principal balances totaling $11.5 billion at December 31, 2002.

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

The Corporation receives fees for servicing mortgage loans for others, ranging generally from .18% to .57% per annum on the declining principal balances of the loans. The average service fee collected by the Corporation was .33%, .33% and .35%, respectively, for the years ended December 31, 2003, 2002 and 2001. The Corporation’s servicing portfolio is subject to reduction primarily by reason of normal amortization and prepayment of outstanding mortgage loans. In general, the value of the Corporation’s loan servicing portfolio may also be adversely affected as mortgage interest rates decline and loan prepayments increase. It is expected that income generated from the Corporation’s loan servicing portfolio also will decline in such an environment. This negative effect on the Corporation’s income may be offset somewhat by a rise in origination and servicing fee income attributable to new loan originations, which historically have increased in periods of low mortgage interest rates. The weighted average mortgage loan note rate of the Corporation’s servicing portfolio at December 31, 2003, was 6.09% compared to 6.82% at December 31, 2002.

At December 31, 2003 and 2002, approximately 95.7% and 95.3%, respectively, of the Corporation’s mortgage servicing portfolio for other institutions was covered by servicing agreements pursuant to the mortgage-backed securities programs of GNMA, FNMA and FHLMC. Under these agreements, the Corporation may be required to advance funds temporarily to make scheduled payments of principal, interest, taxes or insurance if the borrower fails to make such payments. Although the Corporation cannot charge any interest on these advanced funds, the Corporation typically recovers the advances within a reasonable number of days upon receipt of the borrower’s payment, or in the absence of such payment, advances are recovered through FHA insurance, VA guarantees or FNMA or FHLMC reimbursement provisions in connection with loan foreclosures. During each of the years ended December 31, 2003 and 2002, the average amount of funds advanced by the Corporation pursuant to servicing agreements totaled approximately $4.3 million.

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

Loan Commitments

At December 31, 2003, the Corporation had issued commitments totaling $931.9 million, excluding the undisbursed portion of loans in process, to fund and purchase loans and to extend credit on consumer and commercial unused lines of credit. These commitments are generally expected to settle within three months following December 31, 2003. These outstanding loan commitments to extend credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. Additionally, mortgage loan commitments included in total commitments include loans in the process of approval for which the Corporation has rate lock commitments. The Corporation expects to have sufficient liquidity to fund these loan commitments. See “MD&A—Liquidity and Capital Resources and Contractual Obligations and Other Commitments” of this Report.

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

Asset Quality

Nonperforming Assets

Loans are reviewed on a regular basis and, except for first mortgage loans and credit card loans, are placed on a nonaccruing status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on nonaccruing status is charged against interest income. First mortgage loans are placed on a nonaccruing status if four or more monthly payments are missed. Credit card loans continue to accrue interest up to 120 days past due at which time the credit card loan balance plus accrued interest are charged off.

Real estate acquired by the Corporation as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate. At foreclosure, such property is stated at the lower of cost or fair value, minus estimated costs to sell. Subsequent impairment losses are recorded when the carrying value exceeds the fair value minus estimated costs to sell the property.

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

A troubled debt restructuring is a loan in which the Corporation, for reasons related to the debtor’s financial difficulties, grants a concession to the debtor, such as a reduction in the loan’s interest rate, a reduction in the face amount of the debt, or an extension of the maturity date of the loan, that the Corporation would not otherwise consider. A loan classified as a troubled debt restructuring may be reclassified as current if such loan has returned to a performing status at a market rate of interest for at least eight to twelve months, the loan-to-value ratio is 80.0% or less, the cash flows generated from the collateralized property support the loan amount subject to minimum debt service coverage, as defined, and overall applicable economic conditions are favorable.

For a discussion of the major components of the changes in nonperforming assets at December 31, 2003, compared to December 31, 2002, see “MD&A—Provision for Loan Losses and Asset Quality” of this Report.

The following table sets forth information with respect to the Corporation’s nonperforming assets as follows:

	December 31,				June 30, 2000
	2003	2002	2001	2000
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis: (1)
Real estate—
Residential	$40,065	$46,394	$52,792	$46,075	$37,535
Commercial	7,363	17,890	23,423	27,349	2,550
Consumer, commercial operating and other loans	8,491	8,130	6,929	10,019	13,466

Total nonperforming loans	55,919	72,414	83,144	83,443	53,551

Foreclosed real estate:
Commercial	32,839	24,707	30,368	10,198	12,862
Residential	16,905	15,301	14,840	15,824	16,803

Total foreclosed real estate	49,744	40,008	45,208	26,022	29,665

Troubled debt restructurings: (2)
Commercial	4,712	1,547	3,057	4,195	5,259
Residential	—	—	84	90	172

Total troubled debt restructurings	4,712	1,547	3,141	4,285	5,431

Total nonperforming assets	$110,375	$113,969	$131,493	$113,750	$88,647

Nonperforming loans to loans receivable (3)	.69%	.93%	1.02%	.96%	.52%
Nonperforming assets to total assets	.91%	.87%	1.02%	.91%	.64%
Allowance for loan losses	$108,154	$106,291	$102,451	$83,439	$70,556
Allowance for loan losses to:
Loans receivable (3)	1.34%	1.36%	1.25%	.96%	.69%
Total nonperforming loans	193.41%	146.78%	123.22%	100.00%	131.75%

(1)	Excluding credit card loans, no interest income was recorded on loans contractually past due 90 days or more during the years ended December 31, 2003, 2002 and 2001, the six months ended December 31, 2000, or during the fiscal year ended June 30, 2000. Had these nonaccruing loans, excluding credit card loans, been current in accordance with their original terms and outstanding throughout this year or since origination, the Corporation would have recorded gross interest income on these loans totaling $3.4 million, $6.5 million, $6.4 million, $5.3 million and $3.8 million, respectively, during the aforementioned periods. Residential real estate loans are considered nonperforming if four or more monthly payments are missed. Credit card loans continue to accrue interest up to 120 days past due at which point the credit card loan balances plus accrued interest are charged off.
(2)	During the years ended December 31, 2003, 2002 and 2001, the six months ended December 31, 2000, and the fiscal year ended June 30, 2000, the Corporation recognized interest income on loans classified as troubled debt restructurings aggregating $238,000, $224,000, $236,000, $176,000 and $430,000, respectively, whereas under their original terms the Corporation would have recognized interest income of $254,000, $255,000, $268,000, $194,000 and $494,000, respectively. At December 31, 2003, the Corporation had no commitments to lend additional funds to borrowers whose loans were subject to troubled debt restructuring.
(3)	Based on the net book value of loans receivable before deducting allowance for loan losses at the respective dates.

The preceding table excludes nonperforming loans held for sale totaling $25.0 million, $32.0 million and $37.9 million, respectively, at December 31, 2003, 2002 and 2001, related to the GNMA optional repurchase program. These guaranteed mortgage loans serviced for GNMA include loans that have been repurchased or are eligible for repurchase by the Corporation at the Corporation’s option and without prior authorization from GNMA when specific delinquency criteria are met. Therefore, the Corporation is deemed to have regained effective control over these loans. These nonperforming loans are guaranteed by the FHA or VA with the Corporation either reselling these loans or undertaking collection efforts through the FHA/VA foreclosure process for reimbursement of these repurchased loans. The Corporation is reimbursed for substantially all costs incurred after the foreclosure process is complete. There were no nonperforming loans held for sale at December 31, 2000, and June 30, 2000.

The geographic concentration of nonperforming loans in the Corporation’s primary market areas and those states with 10% or more of total nonperforming loans at December 31, 2003, follows:

State	Amount	Percent
	(Dollars in Thousands)

Iowa	$8,282	14.8%
Oklahoma	7,413	13.3
Colorado	6,971	12.5
Kansas	6,846	12.2
Nebraska	3,426	6.1
Missouri	1,998	3.6
Arizona	1,293	2.3
Other states (32 states)	19,690	35.2

Nonperforming loans	$55,919	100.0%

Nonperforming loans at December 31 consisted of the following types and number of loans:

	2003		2002
	Amount	Number of Loans	Amount	Number of Loans
	(Dollars in Thousands)

Residential real estate loans	$35,907	550	$43,939	750
Commercial real estate loans	6,286	24	15,306	40
Residential construction loans	4,158	11	2,243	10
Commercial construction loans	1,077	3	2,796	3
Consumer loans	4,840	365	4,820	467
Agricultural loans	1,301	8	1,865	23
Commercial operating loans	1,968	24	1,334	28
Small business loans	382	5	111	3

Totals	$55,919	990	$72,414	1,324

The geographic concentration of foreclosed real estate in the Corporation’s primary market areas and those states with 10% or more of total foreclosed real estate at December 31, 2003, follows:

State	Amount	Percent
	(Dollars in Thousands)

Nevada	$28,361	57.0%
Colorado	4,833	9.7
Iowa	4,149	8.3
Oklahoma	2,936	5.9
Kansas	1,860	3.7
Nebraska	1,471	3.0
Missouri	908	1.8
Arizona	798	1.6
Other states (22 states)	4,428	9.0

Foreclosed real estate	$49,744	100.0%

At December 31, 2003, foreclosed real estate totaling $49.7 million (341 properties) consisted of commercial real estate totaling $32.8 million (15 properties) or 66.0% of the total and residential real estate totaling $16.9 million (326 properties). The real estate located in Nevada primarily consists of a residential master planned community property totaling $28.4 million at December 31, 2003. The Corporation continues to develop and manage this property while listing such property for sale.

Under the Corporation’s credit policies and practices, certain real estate loans meet the definition of impaired loans under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” and Statement of Financial Accounting Standards No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures.” A loan is considered impaired when it is probable that the Corporation, based upon current information, will not collect amounts due, both principal and interest, according to the contractual terms of the loan agreement. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. Certain loans are exempt from the provisions of the aforementioned accounting statements, including large groups of smaller-balance homogenous loans that are collectively evaluated for impairment which, for the Corporation, include one-to-four family first mortgage loans and consumer loans.

Loans reviewed for impairment by the Corporation are primarily commercial loans and loans modified in a troubled debt restructuring. The Corporation’s impaired loan identification and measurement processes are conducted in conjunction with the Corporation’s review of classified assets and the adequacy of its allowance for possible loan losses. Specific factors utilized in the impaired loan identification process include, but are not limited to, delinquency status, loan-to-value ratio, debt coverage and certain other conditions pursuant to the Corporation’s classification policy. At December 31, 2003, the Corporation had impaired loans totaling $28.5 million, net of specific allowances. Troubled debt restructurings totaling $4.2 million, net of specific allowances, are classified as impaired loans and included in the table for nonperforming assets. At December 31, 2002, impaired loans totaled approximately $13.3 million.

Classification of Assets

Savings institutions are required to review their assets on a regular basis and, as warranted, classify them as “substandard,” “doubtful,” or “loss” as defined by OTS regulations. Adequate valuation allowances are required to be established for assets classified as substandard or doubtful. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. An asset which does not currently warrant classification as substandard but which possesses credit deficiencies or potential weaknesses deserving close attention is required to be designated as “special mention.” In addition, a savings institution is required to set aside adequate valuation allowances to the extent that any affiliate possesses assets which pose a risk to the savings institution. The OTS has the authority to approve, disapprove or modify any asset classification or any amount established as an allowance pursuant to such classification. The Corporation generally charges off the amount of loans classified as loss. At December 31, 2003, the Corporation had $37.8 million in assets classified as special mention, $198.7 million in assets classified as substandard, $4.2 million in assets classified as doubtful and no assets classified as loss. Substantially all nonperforming assets at December 31, 2003, are classified as substandard pursuant to applicable asset classification standards. Of the Corporation’s loans which were not classified at December 31, 2003, there were no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

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

The objectives of the credit review team are:

•	to examine the risk of collectibility of the Corporation’s loans,

•	to assess the likelihood of partial or full liquidation of real estate and other assets,

•	to confirm problem assets at the earliest possible time,

•	to assure an adequate level of allowances for loan losses to cover identified and anticipated credit risks,

•	to monitor the Corporation’s compliance with established policies and procedures, and

•	to provide the Corporation’s management with information obtained through the asset review process.

The Corporation’s policy for calculating the allowance for loan losses on the commercial loan portfolio (commercial real estate, construction, commercial operating and agricultural) incorporates classifying the credit risk of the portfolio into eight categories. Classes one through four (excellent, good, satisfactory and acceptable, respectively) represent varying degrees of pass rated credits, or minimal credit risk. Classes five (special mention), six (substandard), seven (doubtful) and eight (loss), mirror regulatory definitions and are consistent between all commercial loan types. These credit risk categories are designed to more accurately reflect the inherent risk in the Corporation’s loan portfolio relative to the current economic environment. The credit review team analyzes all significant loans and real estate of the Corporation for appropriate levels of allowance for loan losses and real estate impairment losses based on varying degrees of loan or real estate value weakness.

Loans with minimal credit risk (not adversely classified or with a credit risk rating of one to five) generally have allowances established on the basis of the Corporation’s historical loss experience and various other factors. Loans adversely classified (substandard, doubtful, loss or with a credit risk rating of six to eight) have greater levels of allowances established, including specific allowances, if applicable, to recognize impairment in the value of loans. Impairment losses are recorded on real estate when the fair value less estimated selling costs of the property is less than the carrying value of the property.

It is management’s responsibility to maintain a reasonable allowance for loan losses applicable to all categories of loans through periodic charges to operations. Management employs a systematic methodology to determine the amount of specific allowances allocated to specific loans. Specific loans that are impaired, or any portion impaired, may be allocated a specific allowance equal to the amount of impairment or, instead of establishing a specific allowance, the impaired portion also may be 100% charged off when management determines such amount to be uncollectible. The estimated allowances established on each of the Corporation’s specific pools of outstanding loan portfolios is based on a minimum and maximum percentage range of the specific portfolios as follows:

Type of Loan and Status	Minimum Loan Loss Percentage	Maximum Loan Loss Percentage
Residential real estate loans:
Current	.10%	.20%
90 days delinquent (or classified substandard)	7.50	10.00
Commercial real estate loans: (1)
Class 1—excellent	.25	.50
Class 2—good	.60	1.20
Class 3—satisfactory	.85	1.70
Class 4—acceptable	1.35	2.70
Construction loans: (1)
Class 1—excellent	.45	.90
Class 2—good	.80	1.60
Class 3—satisfactory	1.05	2.10
Class 4—acceptable	1.55	3.10
Commercial operating loans: (1)
Class 1—excellent	.55	1.10
Class 2—good	.90	1.80
Class 3—satisfactory	1.15	2.30
Class 4—acceptable	1.65	3.30
Agricultural loans: (1)
Class 1—excellent	.30	.60
Class 2—good	.65	1.30
Class 3—satisfactory	.90	1.80
Class 4—acceptable	1.40	2.80
Consumer loans:
Current—auto	1.75	2.50
Current—indirect	2.75	3.50
Current—home equity	.75	1.50
Current—all other	2.75	3.50
Substandard and 90 days delinquent	20.00	30.00
120 days delinquent (unsecured balances of consumer loans 120 days delinquent are generally written off)	100.00	100.00
Small business loans:
Pass	2.00	4.00
Special mention	2.00	10.00
Substandard	30.00	50.00
Doubtful/loss	100.00	100.00
Credit card/taxsaver:
Current standard	4.50	5.50
Current taxsaver	2.00	3.00
Substandard and 90 days delinquent	20.00	30.00
120 days delinquent (credit cards 120 days delinquent are generally written off)	100.00	100.00
Commercial leases:
Pass	2.00	4.00
Special mention	2.00	10.00
Substandard	30.00	50.00
Doubtful/loss	100.00	100.00

(1)	Loans rated class five through class eight have the following minimum and maximum allowance requirement ranges: class five (special mention)—5.00% to 10.00%, class six (substandard)—10.00% to 20.00%, class seven (substandard)—50.00% to 75.00% and class eight (doubtful)—100.00% and 100.00%.

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

The second valuation process in determining the estimated allowance is based on minimum and maximum range percentages applied to each of the Corporation’s pools of outstanding loan portfolios. The Corporation’s residential, small business, consumer and credit card portfolios are relatively homogenous. Generally, no single loan is individually significant in terms of its size or potential loss. Therefore, management reviews these portfolios by analyzing their performance as a specific pool against which management estimates an allowance for impairment. Management’s determination of the level of the allowance within the minimum and maximum percentages for these homogenous pools rests upon various judgments and assumptions used to determine the impairment related to the risk characteristics of the specific portfolio pools. The minimum and maximum range percentages are evaluated at least on a quarterly basis for appropriateness based on historical write-offs, delinquency trends, economic conditions and other factors.

The Corporation’s policy is to charge-off loans or portions thereof against the allowance for loan losses in the period in which loans or portions thereof are determined to be uncollectible. Management of the Corporation anticipates that 2004 loan charge-offs will approximate 2003 historical experience. When the Corporation records charge-offs on these loans, it typically also begins the foreclosure process of taking possession of the real estate which served as collateral for such loans. A majority of the Corporation’s loans are collateralized by residential or commercial real estate. Therefore, the collectibility of such loans is susceptible to changes in prevailing real estate market conditions and other factors which can cause the fair value of the collateral to decline below the loan balance. Recoveries of loan charge-offs occur when the loan payments are received on the deficient loan in excess of the remaining recorded book balance of the loan. Upon foreclosure and conversion of the loan into real estate owned, the Corporation may realize income through the disposition of such real estate when the sale proceeds exceed the carrying value of the real estate.

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

The following table sets forth the activity in the Corporation’s allowance for loan losses for the periods indicated:

				Six Months Ended December 31, 2000	Year Ended June 30, 2000
	Year Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
Allowance for loan losses at beginning of year	$106,291	$102,451	$83,439	$70,556	$80,419
Loans charged-off:
Single-family residential	(2,834)	(4,743)	(2,405)	(909)	(1,874)
Multi-family residential and commercial real estate	(2,400)	(8,247)	(1,054)	(2,564)	(1,938)
Consumer and other	(21,094)	(19,703)	(21,615)	(13,435)	(20,350)

Loans charged-off	(26,328)	(32,693)	(25,074)	(16,908)	(24,162)

Recoveries:
Single-family residential	1	—	6	9	81
Multi-family residential and commercial real estate	429	60	—	—	5
Consumer and other	6,376	5,615	5,312	2,539	5,747

Recoveries	6,806	5,675	5,318	2,548	5,833

Net loans charged-off	(19,522)	(27,018)	(19,756)	(14,360)	(18,329)
Provision charged to operations	22,003	31,002	38,945	27,854	13,760
Change in estimate of allowance for bulk purchased loans	(779)	(144)	(172)	(87)	(5,294)
Charge-off to allowance on sale of securitized loans	—	—	(5)	(496)	—
Charge-off to allowance for bulk purchased loans	—	—	—	(28)	—
Other	161	—	—	—	—

Allowance for loan losses at end of year	$108,154	$106,291	$102,451	$83,439	$70,556

Ratio of net loans charged-off to average loans receivable outstanding during the period	.25%	.34%	.23%	.14%	.19%

Average balance of outstanding loans receivable	$7,851,848	$7,951,229	$8,440,881	$10,049,346	$9,710,022

Investment Activities

Management believes that the Bank’s procedures for managing liquidity are sufficient to ensure its safe and sound operation. The Corporation’s management objective is to maintain liquidity at a level sufficient to assure adequate and readily available funds by investing primarily in short-term liquid assets, taking into account anticipated cash flows and available sources of credit. The Bank’s procedures for managing its liquidity also allow for future flexibility to meet withdrawal requests, to fund loan commitments, to maximize income while protecting against credit risks and to balance the repricing characteristics of the Corporation’s assets and liabilities. Such liquid funds are managed in an effort to produce the highest yield consistent with maintaining safety of principal. The relative size and mix of investment securities in the Corporation’s portfolio are based on management’s judgment compared to the yields and maturities available on other investment securities. The Corporation emphasizes low credit risk in selecting investment options. Federal regulations outline the permissible investments for federal savings associations. Subject to certain restrictions and limitations, these permissible investments are generally of relatively low credit risk. The Bank invests only in permissible investments consistent with all applicable regulations.

The following table sets forth the carrying value of the Corporation’s available-for-sale investment securities and short-term cash investments as of December 31 as follows:

	2003	2002
	(In Thousands)

U.S. Treasury and other Government agency obligations	$669,490	$882,017
Obligations of states and political subdivisions	235,276	228,648
Other debt securities	150,289	185,385

Total investment securities	1,055,055	1,296,050
Short-term cash investments	1,334	505

Total investments	$1,056,389	$1,296,555

The following table sets forth the scheduled maturities, amortized cost, market values and weighted average yields for the Corporation’s investment securities at December 31, 2003:

	One Year or Less		Over One Within Five Years		Over Five Within Ten Years		More Than Ten Years		Total
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Market Value
	(Dollars in Thousands)
U.S. Treasury and other Government agency obligations	$—	—%	$176	5.58%	$675,136	4.59%	$—	—%	$675,312	4.59%	$669,490
States and political subdivisions	568	5.34	22,093	5.76	7,357	4.65	188,663	4.73	218,681	4.84	235,276
Other debt securities	150	2.29	3,989	4.81	7,699	7.40	138,198	2.87	150,036	3.24	150,289

Total	$718	4.70%	$26,258	5.62%	$690,192	4.62%	$326,861	3.98%	$1,044,029	4.43%	$1,055,055

For further information regarding the Corporation’s investment securities available for sale, see Note 2 “Investment Securities.”

Sources of Funds

General

Deposits are the primary source of the Corporation’s funding for lending and other investment purposes. In addition to deposits, the Corporation derives funds from principal and interest repayments on loans and mortgage-backed securities, sales of loans, FHLB advance borrowings, prepayment and maturity of investment securities, and other borrowings. At December 31, 2003, deposits made up 57.9% of total deposits and interest-bearing liabilities compared to 54.1% at December 31, 2002. Deposit levels are significantly influenced by general interest rates, economic conditions and competition. Other borrowings, primarily FHLB advances, are utilized to compensate for any decreases in the normal or expected inflow of deposits.

Deposits

The Corporation’s deposit strategy is to emphasize acquisition and retention of consumer and commercial deposits obtained primarily through the retail branch network from retail, commercial and small business customers. Deposits are obtained through extensive marketing and advertising efforts and product promotion, such as offering a variety of checking accounts and other deposit programs to satisfy customer needs. The Corporation has increased its non-interest-bearing checking accounts and plans a continued focus on the growth of non-interest-bearing checking accounts in the future. In addition, the Corporation intends to continue pricing its deposit products at rates that minimize the Corporation’s total costs of funds while still allowing the Corporation to retain the customer deposit and the overall customer relationship. Rates on deposits are set based on the competitive environment, what is considered necessary in order to retain the customer deposit and relationship, and also considering other investment opportunities available to the customers. In addition, rates on deposits are based upon the Corporation’s desire to control the flow of funds in its deposit accounts according to its business objectives and the cost of alternative sources of funds.

The following table sets forth the balances and percentages of the various types of deposits offered by the Corporation at the date indicated and the change in the dollar amount of deposits between such dates:

	December 31, 2003			December 31, 2002			December 31, 2001
	Amount	% of Deposits	Increase (Decrease)	Amount	% of Deposits	Increase (Decrease)	Amount	% of Deposits
	(Dollars in Thousands)
Checking accounts— Interest-bearing	$546,110	8.5%	$51,263	$494,847	7.7%	$(3,875)	$498,722	7.8%
Non-interest-bearing	638,658	9.9	118,094	520,564	8.1	116,715	403,849	6.3
Custodial escrow	299,249	4.6	(154,670)	453,919	7.0	157,844	296,075	4.6

Total checking accounts	1,484,017	23.0	14,687	1,469,330	22.8	270,684	1,198,646	18.7
Savings accounts	1,267,916	19.6	(350,677)	1,618,593	25.1	(321,003)	1,939,596	30.3
Money market accounts	1,099,478	17.1	593,799	505,679	7.9	201,059	304,620	4.8
Certificates of deposit	2,603,199	40.3	(242,240)	2,845,439	44.2	(108,221)	2,953,660	46.2

Total deposits	$6,454,610	100.0%	$15,569	$6,439,041	100.0%	$42,519	$6,396,522	100.0%

The following table shows the composition of average deposit balances and average rates for the years ended December 31:

	2003		2002		2001
	Average Balance	Avg. Rate	Average Balance	Avg. Rate	Average Balance	Avg. Rate
	(Dollars in Thousands)

Non-interest-bearing checking accounts	$1,059,562	—%	$728,774	—%	$599,205	—%
Interest-bearing checking accounts	540,489.47		549,767.25		520,014.80
Savings accounts (1)	1,416,203	4.25	1,802,558	4.32	1,958,022	4.73
Money market acounts	893,820	1.58	314,243	1.32	335,798	2.77
Certificates of deposit	2,719,225	2.58	2,862,960	3.36	3,709,030	5.51

Average deposit accounts	$6,629,299	2.22%	$6,258,302	2.87%	$7,122,069	4.36%

(1)	The average rate is affected by interest expense on interest rate swap agreements totaling $48.6 million, $50.4 million and $28.1 million for the respective periods.

The following table sets forth the Corporation’s certificates of deposit (fixed maturities) classified by rates at December 31:

Rate	2003	2002	2001
	(In Thousands)

Less than 2.00%	$1,264,333	$672,486	$45,207
2.00% – 2.99%	765,263	986,701	562,840
3.00% – 3.99%	291,322	705,000	537,808
4.00% – 4.99%	260,992	418,350	825,086
5.00% – 5.99%	17,361	55,487	611,563
6.00% – 6.99%	2,279	5,681	257,613
7.00% and over	1,649	1,734	113,543

Certificates of deposit	$2,603,199	$2,845,439	$2,953,660

The following table presents the outstanding amount of certificates of deposit in amounts of $100,000 or more by time remaining until maturity at December 31:

Maturity Period	2003	2002	2001
	(In Thousands)

Three months or less	$221,992	$180,134	$256,828
Over three through six months	133,289	196,738	69,244
Over six through twelve months	129,689	183,690	87,912
Over twelve months	161,096	99,868	70,136

Total	$646,066	$660,430	$484,120

Borrowings

The Corporation has also relied upon other borrowings, primarily advances from the FHLB, as additional sources of funds. The maximum amount of FHLB advances fluctuates from time to time in accordance with federal regulatory policies. The Corporation is required to maintain an investment in FHLB stock in an amount equal to the greater of 1.0% of the aggregate unpaid loan principal of the Corporation’s loans secured by home mortgage loans, home purchase contracts and similar obligations, or 5.0% of advances from the FHLB to the Corporation. The Corporation is also required to pledge such stock as collateral for FHLB advances. In addition to this collateral requirement, the Corporation is required to pledge additional collateral which may be unencumbered whole residential first mortgage loans with an aggregate unpaid principal amount equal to 158.0% of the Corporation’s total outstanding FHLB advances. Alternatively, the Corporation can pledge 90.0% of the market value of U.S. government or U.S. government agency guaranteed securities, including mortgage-backed securities, as collateral for the outstanding FHLB advances. Pursuant to these requirements, as of December 31, 2003, the Corporation had pledged $4.1 billion of its real estate loans, $400.2 million of its mortgage backed securities, $243.3 million of its FHLB stock and $199.3 million of its investment securities.

Set forth below is certain information relating to the Corporation’s FHLB advances and securities sold under agreements to repurchase at and as of December 31 as indicated:

	2003	2002	2001
	(Dollars in Thousands)
FHLB Advances:
Balance at end of year	$4,484,708	$4,848,997	$4,939,056
Maximum month-end balance	$4,844,642	$5,508,180	$4,928,075
Average balance	$4,542,015	$5,204,501	$4,265,468
Weighted average effective interest rate during the year (1)	4.56%	4.68%	5.49%
Weighted average effective interest rate at end of year (1)	4.26%	4.66%	4.76%

Repurchase Agreements:
Balance at end of year	$265	$400,446	$201,912
Maximum month-end balance	$400,734	$402,228	$201,912
Average balance	$352,492	$353,977	$82,215
Weighted average interest rate during the year	2.97%	3.93%	5.32%
Weighted average interest rate at end of year	0.51%	3.30%	4.30%

(1)	Inclusive of the effects of derivative-related adjustments.

For additional information on the Corporation’s FHLB advances, repurchase agreements and other borrowings, see Note 11 “Advances from the Federal Home Bank” and Note 12 “Other Borrowings.” See Note 13 “Derivative Financial Instruments” for additional information relating to the Corporation’s hedging strategies for the management of interest rate risk involving FHLB advances.

Customer Services

Retail banking management aggressively markets the Bank’s various checking and loan products since these are the principal entry points for consumers seeking a banking relationship. The Corporation’s goal is to become the new customer’s primary bank for an immediate and long-term opportunity to cross-sell the Corporation’s numerous services to develop profitable household relationships. Accordingly, management continues to update technology within the branch to provide a cost-effective and efficient delivery of services to the Corporation’s customers. Management has also been proactive in the implementation of new consumer-oriented technologies, including online banking and bill-paying through the Corporation’s web site at www.comfedbank.com. Management continues to strive to provide customers with the convenience of alternative delivery channels to obtain services. The Corporation utilizes a full-service cash management program to further develop the Corporation’s commercial banking relationships. The cash management program includes an internet-based cash management tool providing business owners access to full-service electronic banking. Services of this program, among others, include funds transfer, electronic payment of vendors, payroll direct deposits and wire transfers. In addition to online banking, the Bank offers customers the ability to bank in person at free-standing branch offices and supermarket locations, many of which offer extended weekday and weekend hours; by telephone, utilizing 24-hour AccessNow automated customer service system tied to extended-hour operator availability; and by ATMs through the Corporation’s proprietary network and links to other national and international ATM services.

Subsidiaries

The Bank is permitted to invest an amount up to 2.0% of its consolidated regulatory assets in capital stock and secured and unsecured loans in its service corporations, and an amount up to an additional 1.0% of its consolidated regulatory assets when such additional investment is used for community development purposes. In addition, federal savings institutions meeting regulatory capital requirements and certain other tests may invest up to 50.0% of their regulatory core capital in conforming first mortgage loans to service corporations. Under such limitations, at December 31, 2003, the Bank was allowed to invest up to $359.2 million in the stock of, and loans to, service corporations (based upon the 3.0% limitation). As of December 31, 2003, the Bank’s investment in its service corporations and their wholly-owned subsidiaries was $10.0 million.

Regulatory capital standards also contain a provision requiring that in determining capital compliance all savings associations must deduct from capital the amount of all post - April 12, 1989 investments in and extensions of credit to subsidiaries engaged in activities not permissible for national banks. Currently, the Bank has two subsidiaries (Commercial Federal Service Corporation and First Savings Investment Corporation) engaged in activities not permissible for national banks. Investments in such subsidiaries must be 100% deducted from capital. See “Regulation—Regulatory Capital Requirements.” At December 31, 2003, the total investment in such subsidiaries was $9.1 million, which was deducted from capital. Capital deductions are not required for investment in subsidiaries engaged in non-national bank activities as agent for customers rather than as principal, subsidiaries engaged solely in mortgage banking activities, and certain other exempted subsidiaries.

The Bank is also required to give the FDIC and the Director of the OTS 30 days prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. Both the FDIC and the Director of the OTS have authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution.

At December 31, 2003, the Bank had ten wholly-owned subsidiaries, four of which own and operate certain real estate properties of the Bank. With the exception of the two real estate subsidiaries discussed above, these subsidiaries are classified as service corporations and are considered engaged in permissible activities therefore not requiring deductions from capital. Descriptions of the principal active subsidiaries of the Bank follow.

Commercial Federal Investment Services, Inc. (“CFIS”)

CFIS provides customers discount brokerage services at all of the Bank’s branch offices. CFIS provides investment advice and access to all major stock, bond, mutual fund, and option markets through a third party registered broker-dealer, who provides all support functions either independently or through affiliates.

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

Commercial Federal Service Corporation (“CFSC”)

CFSC was formed primarily to develop and manage real estate, principally apartment complexes located in eastern Nebraska, directly and through a number of limited partnerships. Subsidiaries of CFSC act as general partner and syndicator in many of the limited partnerships. Under the capital regulations previously discussed, the Bank’s investments in and loans to CFSC are fully excluded from regulatory capital. See “Regulation—Regulatory Capital Requirements.”

REIT Holding Company (“REIT”)

The real estate investment trust was formed to hold mortgage loan participation interests. All earnings from the REIT are derived from loan participation interests acquired from the Bank.

See Exhibit 21 “Subsidiaries of the Corporation” of this Report for a complete listing of all subsidiaries of the Corporation.

Employees

At December 31, 2003, the Corporation and its wholly-owned subsidiaries had 2,861 employees. The Corporation provides its employees with a comprehensive benefit program, including major medical insurance, dental insurance, life and accidental death and dismemberment insurance, short and long-term disability coverage and a 401(k) plan. The Corporation also offers a tuition reimbursement program, an employee assistance program and discounts on loan rates and fees to its employees who qualify based on term of employment (except that no preferential rates or terms are offered to executive officers, senior management or directors). The Corporation considers its employee relations to be good.

Competition

The Corporation faces strong competition in the attraction of deposits and in the origination of real estate, consumer and commercial loans. Its most direct competition for deposits has come historically from commercial banks and from thrift institutions located in its primary market areas. The Corporation’s primary market area for deposits includes Colorado, Nebraska, Iowa, Kansas, Oklahoma, Missouri and Arizona and, for retail loan originations, includes Colorado, Nebraska, Iowa, Kansas, Oklahoma, Missouri, Arizona and Las Vegas, Nevada (primarily residential construction lending). Management believes that the Corporation’s extensive branch network enables the Corporation to compete effectively for deposits and loans against other financial institutions. The Corporation has been able to attract deposits primarily by offering depositors a wide variety of deposit accounts, convenient branch locations, a full range of financial services and competitive rates of interest.

The Corporation’s competition for real estate, consumer and commercial loans comes principally from other thrift institutions, mortgage banking companies, commercial banks, insurance companies and other institutional lenders. The Corporation competes for loans principally through the efficiency and quality of the service provided to borrowers and the interest rates and loan fees charged.

Regulation

General

The Bank must comply with various regulations of both the OTS and the FDIC. The Bank’s lending and investing activities must comply with federal statutory and regulatory requirements. The Bank must also comply with the reserve requirements of the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of the FDIC insurance funds and depositors. Both the OTS and the FDIC have extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the establishment of adequate allowance for loan losses. The OTS regularly examines the Bank and prepares reports to the Board of Directors of the Bank regarding any deficiencies. The Bank must also file reports with the OTS and the FDIC concerning its activities and financial condition and must obtain regulatory approval before engaging in certain transactions.

As a savings and loan holding company, the parent company is also subject to the OTS’s regulation, examination, supervision and reporting requirements. In addition, since the Corporation’s common stock is registered under the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”), the Corporation is subject to regulation by the Securities and Exchange Commission (the “SEC”) under the federal securities laws and must comply with the Exchange Act information, proxy solicitation, insider trading restrictions and other requirements. Finally, as the Corporation’s common stock is listed on the New York Stock Exchange (the “NYSE”), the Corporation must comply with the NYSE’s listing standards in order for the common stock to continue to be listed. Certain of these regulatory requirements are referred to within this “Regulation” section or appear elsewhere in this Report.

The Gramm-Leach-Bliley Act

On November 12, 1999, the Gramm-Leach-Bliley Act (the “GLB Act”) was signed into law. Effective March 11, 2000, the GLB Act authorized affiliations between banking, securities and insurance firms and authorized bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that are permitted for bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The GLB Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the parent company, by firms which are engaged in commercial activities, unless the parent company ceases to engage in activities that are not permissible for a savings and loan holding company which is not an exempt unitary holding company, and it limits the permissible activities of unitary holding companies formed after May 4, 1999.

The GLB Act imposes certain burdens on the parent company’s operations. From a competitive environment perspective, the GLB Act reduces the range of companies with which the parent company may affiliate, although the GLB Act may facilitate affiliations with companies in the financial services industry.

The GLB Act imposed new privacy requirements on financial institutions. Financial institutions are generally prohibited from disclosing customer information to non-affiliated third parties unless the customer has been given the opportunity to object and the customer has not objected to such disclosure. Financial institutions are also required to disclose their privacy policies to customers annually. Financial institutions, however, must comply with state law if it is more protective of customer privacy than the GLB Act.

Regulatory Capital Requirements

At December 31, 2003, the Bank exceeded all minimum regulatory capital requirements mandated by the OTS. The following table sets forth information relating to the Bank’s regulatory capital compliance at December 31, 2003:

	Actual	Requirement		Excess
	(Dollars in Thousands)

Bank’s stockholder’s equity	$820,623
Add accumulated losses on certain available for sale securities and cash flow hedges, net	78,700
Less intangible assets	(179,549)
Less investments in non-includable subsidiaries	(9,104)

Tangible capital	$710,670

Tangible capital to adjusted assets (1)	5.93%	1.50%		4.43%

Tangible capital	$710,670
Plus certain restricted amounts of other intangible assets	250
Less disallowed portion of mortgage servicing rights	(6,570)

Core capital (Tier 1 capital)	$704,350

Core capital to adjusted assets (2)	5.88%	4.00	%(3)	1.88%

Core capital	$704,350
Less equity investments and other assets required to be deducted	(12,445)
Plus qualifying subordinated debt	50,000
Plus qualifying loan loss allowances	96,532

Risk-based capital (Total capital)	$838,437

Risk-based capital to risk-weighted assets (4)	10.87%	8.00%		2.87%

(1)	Based on adjusted total assets totaling $11,980,467.
(2)	Based on adjusted total assets totaling $11,974,147.
(3)	For institutions that have well-diversified risks, including minimal interest rate risk exposure, excellent asset quality, high liquidity, stable and sufficient earnings and are not anticipating or experiencing significant growth, the minimum percentage of required core capital is 3.00%.
(4)	Based on risk-weighted assets totaling $7,716,021.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five regulatory capital categories: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized; and authorized banking regulatory agencies to take prompt corrective action with respect to institutions in the three undercapitalized categories. These corrective actions become increasingly more stringent as an institution’s regulatory capital declines. At December 31, 2003, the Bank exceeded the minimum requirements for the well-capitalized category as shown in the following table:

	Tier 1 Capital to Adjusted Total Assets	Tier 1 Capital to Risk- Weighted Assets	Total Capital to Risk- Weighted Assets
Percentage of adjusted assets	5.88%	9.13%	10.87%
Minimum requirements to be classified well-capitalized	5.00%	6.00%	10.00%

Under OTS capital regulations, the Bank must maintain “tangible” capital equal to at least 1.5% of adjusted total assets, “core” or “Tier 1” capital equal to at least 4.0% of adjusted total assets and “total” or “risk-based”

capital (a combination of core and “supplementary” capital) equal to at least 8.0% of risk-weighted assets. In addition, the OTS can impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated a Composite 1 under the regulatory CAMELS examination rating system).

Tangible capital is defined as common shareholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related earnings, minority interests in the equity accounts of fully consolidated subsidiaries and certain nonwithdrawable accounts and pledged deposits that would qualify as core capital, less intangible assets, non-mortgage servicing assets, and credit-enhancing interest-only strips above the amount that may be included in core capital. Tangible capital is increased by any accumulated net losses on certain available-for-sale securities and cash flow hedges, net of income taxes. These losses classified in the Bank’s total stockholder’s equity under the caption “accumulated other comprehensive loss, net” totaled $78.7 million at December 31, 2003. Tangible capital is also reduced by an amount equal to the savings association’s debt and equity investments in subsidiaries engaged in activities not permissible for national banks. At December 31, 2003, the Bank had approximately $9.1 million of debt and equity invested in two subsidiaries which are engaged in activities not permissible for national banks that was deducted from capital. See “Business — Subsidiaries.”

Core capital consists of tangible capital plus restricted amounts of certain grandfathered intangible assets, purchased credit card relationships, mortgage and non-mortgage servicing rights and credit-enhancing interest only strips. The Bank’s core capital totaling $704.4 million at December 31, 2003, includes $250,000 of restricted amounts of certain intangible assets (core value of deposits) reduced by $6.6 million for the disallowed portion of mortgage servicing rights.

Total capital is comprised of core capital and supplementary capital. Supplementary capital consists of certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the Bank’s loan loss allowances and up to 45.0% of unrealized gains on available for sale equity securities. The portion of the allowances for loan losses includable in supplementary capital is limited to 1.25% of risk-weighted assets and totaled $96.5 million at December 31, 2003. Qualifying subordinated debt is included in supplementary capital and totaled $50.0 million at December 31, 2003. Supplementary capital at December 31, 2003, was required to be reduced by the amount of real property the Bank acquired for investment purposes. Therefore, a total of $12.4 million in real estate held for investment was deducted at December 31, 2003, in determining risk-based capital.

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

The OTS requires savings institutions with more than a “normal” level of interest rate risk to maintain additional total capital. A savings institution with a greater than normal interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the “interest rate risk component”) equal to one-half the difference between the institution’s measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets. The Bank has determined that, on the basis of its current financial data, it will not be deemed to have more than a normal level of interest rate risk, as defined, and therefore will not be required to increase its total capital as a result of the rule.

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

The Bank was in compliance with this requirement at December 31, 2003, with an investment in FHLB stock totaling $243.3 million.

Liquidity Requirements

Under OTS regulations, savings associations are required to maintain sufficient liquidity to ensure their safe and sound operation. Management believes that the Bank’s procedures for managing liquidity are sufficient to ensure the Bank’s safe and sound operations.

Qualified Thrift Lender Test

Savings institutions like the Bank are required to satisfy a qualified thrift lender (“QTL”) test. To meet the QTL test, the Bank must maintain at least 65.0% of its portfolio assets (total assets less goodwill and other intangible assets, property the Bank uses in conducting its business and liquid assets in an amount not exceeding 20.0% of total assets) in “Qualified Thrift Investments.” Qualified Thrift Investments consist primarily of residential mortgage loans and mortgage-backed securities and other securities related to domestic, residential real estate or manufactured housing. The shares of stock the Bank owns in the FHLB of Topeka also qualify as Qualified Thrift Investments as do loans for educational purposes, loans to small businesses and loans made through credit cards or credit card accounts. Certain other types of assets also qualify as Qualified Thrift Investments subject to an aggregate limit of 20.0% of portfolio assets.

If the Bank satisfies the test, it will continue to enjoy full borrowing privileges from the FHLB of Topeka. If it does not satisfy the test it may lose its borrowing privileges and be subject to activities and branching restrictions applicable to national banks. Compliance with the QTL test is measured on a monthly basis and the Bank must meet the test in nine out of every 12 months. Throughout 2003, the Bank was in compliance with the QTL test with approximately 69.10% of the Bank’s portfolio assets invested in Qualified Thrift Investments as of December 31, 2003.

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

The Bank pays cash distributions to the parent company on a periodic basis primarily to cover the amount of the principal and interest payments on the parent company’s debt, to fund the parent company’s common stock repurchases and to repay the parent company for the common stock cash dividends paid to the parent company’s stockholders. The Bank is currently required to file an application to the OTS prior to paying a capital distribution. During calendar year 2003 the Bank recorded net income of approximately $92.3 million and made capital distributions totaling $125.0 million. Total distributions exceeded the Bank’s retained net income for calendar year 2003 plus the preceding two years (the “retained net income standard”) by $115.6 million. In addition to the above authority, the OTS may prohibit any savings institution from making a capital distribution if the OTS determined that the distribution constituted an unsafe or unsound practice. Furthermore, under the OTS’s prompt corrective action regulations the Bank would be prohibited from making any capital distributions if, after making the distribution, the Bank would not satisfy its minimum capital requirements.

Deposit Insurance

The Bank’s deposit accounts are insured up to applicable regulatory limits by the SAIF and the BIF, both of which are administered by the FDIC. The FDIC establishes an assessment rate for deposit insurance premiums which protects the insurance fund and considers the fund’s operating expenses, case resolution expenditures, income and effect of the assessment rate on the earnings and capital of SAIF members. The SAIF assessment is based on the capital adequacy and supervisory rating of the institution and is assigned by the FDIC.

The FDIC’s assessment schedule for SAIF deposit insurance mandates the assessment rate for well-capitalized institutions. Institutions with the highest supervisory ratings are assessed at a zero rate and institutions in the lower risk classification are assessed at the rate of .27% of insured deposits. In addition, all institutions are required to pay assessments to help fund interest payments on certain bonds issued by the Financing Corporation. The Financing Corporation assessment rate is reset quarterly. The annualized rates assessed on insured deposits for each of the calendar quarters during 2003 were 1.68 basis points, 1.62 basis points, 1.60 basis points and 1.52 basis points, respectively.

Transactions with Related Parties

Generally, transactions between the Bank and any of its affiliates must comply with Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder as interpreted by the OTS. Section 23A limits the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0% of such capital stock and surplus. Savings institutions are also prohibited from making loans to any affiliate that is not engaged in activities permissible to bank holding companies. Section 23B requires that such transactions be on terms as substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. An affiliate of a savings institution is any company or entity that controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution and any companies that are controlled by such parent holding company are affiliates of the savings institution.

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

Federal Reserve System

Pursuant to current regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3.0% on transaction account balances over $6.6 million and up to $45.4 million, plus 10.0% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2003, the Bank exceeded its reserve requirements.

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

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•	Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at a minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•	Section 326 authorizes the Secretary of the Department of the Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

•	Section 312 requires financial institutions that establish, maintain, administer or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•	A prohibition against establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and certain record keeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

Savings and Loan Holding Company Regulation

The parent company is a registered savings and loan holding company. As such, it is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the parent company and any affiliates.

Activities Restrictions

Since the parent company only owns one thrift institution, it is classified as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity that constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose restrictions to address such risk. If the parent company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the parent company would become a multiple savings and loan holding company. In addition, if the Bank fails to meet the QTL test, then the parent company would also become subject to the activity restrictions applicable to multiple holding companies. A multiple savings and loan holding company may only engage in the following activities:

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

The parent company would also have to register as a bank holding company and become subject to applicable restrictions unless the Bank requalified as a QTL within one year thereafter. See “Regulation — Qualified Thrift Lender Test.”

Restrictions on Acquisitions

The parent company must obtain the prior approval of the OTS before acquiring control of any other savings institution. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25.0% of such company’s stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

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

Corporate Governance

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) which mandated a variety of reforms intended to address corporate and accounting fraud. The Act provides for the establishment of a new Public Company Accounting Oversight Board (“PCAOB”) which will enforce auditing, quality control and independence standards for firms that audit SEC-reporting companies and will be funded by fees from all SEC-reporting companies. The Act imposes higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client will require preapproval by the Corporation’s audit committee members. In addition, certain audit partners must be rotated periodically. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

The Act also increases the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent, pursuant to Rule 10A-3 of the Exchange Act and the listing standards of the NYSE, and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, all SEC reporting companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC rules) and if not, why not. Audit committees of publicly traded companies will have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters.

It is unlawful for any person that is not a registered public accounting firm (“RPAF”) with the PCAOB to audit an SEC-reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Corporation’s financial statements for the purpose of rendering the financial statement’s materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management’s assessment of the Corporation’s internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

The Corporation has complied with all provisions of the Act effective through 2003 and will comply with all other provisions as they become effective in 2004.

Under newly adopted NYSE rules, by the date of the Corporation’s annual meeting of stockholders, the Corporation must comply with the following corporate governance standards:

•	a majority of the Corporation’s directors must be “independent” as defined in the NYSE Listed Company Manual;

•	the Board of Directors must have scheduled executive sessions;

•	the Board of Directors must have a nominating/corporate governance committee (such committee must have a written charter) composed entirely of independent directors;

•	the Board of Directors must have a compensation committee (such committee must have a written charter) composed entirely of independent directors;

•	the Board of Directors must have an audit committee composed of a minimum of three members, each of whom is financially literate, independent and at least one of whom has accounting or financial management expertise;

•	the audit committee must have a written charter, containing certain specific provisions;

•	the Corporation must adopt and disclose corporate governance guidelines; and

•	the Corporation must adopt and disclose a code of business conduct and ethics for directors, officers and employees.

Failure to comply with these requirements could result in the delisting of the common stock of the Corporation or subject the Corporation to other penalties as determined by the NYSE. The Corporation has implemented most of the NYSE requirements and expects to be in full compliance by the date of its 2004 annual stockholders’ meeting. The Corporation has incurred additional expense in complying with the provisions of the Act and the related rules, however, management does not believe that such compliance had a material negative impact on the Corporation’s financial condition or results of operations.

Taxation

The Corporation is subject to the provisions of the Internal Revenue Code of 1986, as amended. The Corporation and all includible subsidiaries file a consolidated federal income tax return based on a June 30 fiscal year end. Taxable income is determined on an accrual basis. The Internal Revenue Service has completed examination of the income tax returns of the Corporation through June 30, 1999.

The State of Nebraska imposes a franchise tax on all financial institutions, including the Bank. The franchise tax is assessed at a rate of $.47 per $1,000 of average deposits, limited to 3.81% of the financial institution’s income before tax (including subsidiaries) as reported on the financial institution’s regulatory filings. Many of the other states in which the Corporation conducts business impose franchise or income taxes on companies doing business in those states. For further information regarding income taxes see Note 14 “Income Taxes.”

ITEM 2.    PROPERTIES

At December 31, 2003, the Corporation conducted business through 192 branch offices in seven states: Colorado (45), Nebraska (42), Iowa (40), Kansas (27), Oklahoma (19), Missouri (13) and Arizona (6). During 2003, five new branches were opened in Denver, Colorado, Omaha, Nebraska and Des Moines, Iowa and two branches were consolidated. In 2004, the Corporation plans to open seven new branches in the Denver, Omaha and Des Moines markets and to construct a new operations center building.

At December 31, 2003, the Corporation owned the buildings for 109 of its branch offices and leased the remaining 83 branches under leases expiring (not assuming exercise of renewal options) between April 2004 and April 2048. The Corporation has 232 “Cashbox” ATMs located throughout its seven-state region. At December 31, 2003, the total net book value of land, office properties and equipment owned by the Corporation was $147.4 million. Management believes that the Corporation’s premises are suitable for its present and anticipated needs. The Corporation’s segments utilize all of the Corporation’s properties except for the Treasury segment which utilizes primarily the corporate headquarters.

ITEM 3.    LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Corporation, the Bank or any subsidiary is a party or to which any of their property is subject which are expected to have a material adverse effect on the Corporation’s financial position.

On September 12, 1994, the Bank and the Corporation commenced litigation relating to supervisory goodwill against the Government in the United States Court of Federal Claims seeking to recover monetary relief for the Government’s refusal to honor certain contracts that it had entered into with the Bank. The suit alleged that such governmental action constituted a breach of contract and an unlawful taking of property by the Government without just compensation or due process in violation of the Constitution of the United States. On July 22, 2003, the United States Court of Federal Claims issued its ruling dismissing the Corporation’s complaint and the Corporation and the Bank determined not to appeal this ruling. As a result, the litigation with respect to the Empire and Territory claims has been terminated with no damages awarded to the Corporation or the Bank.

The Bank also assumed a lawsuit in the merger with Mid Continent against the Government also relating to a supervisory goodwill claim filed by the former Mid Continent. The Mid Continent claim was tried in June and July 2003 with a final summation completed in October 2003. A final ruling was entered on January 29, 2004, awarding the Bank $5.6 million in damages. On February 12, 2004, the Department of Justice, on behalf of the Government, filed a Defendant’s Motion for Reconsideration of the ruling entered on January 29, 2004. The Government’s motion argued the amount of lost profit damages awarded by the Court was inappropriate. On or about February 26, 2004 the Court denied the Government’s motion. The Government has sixty days to file a formal appeal of the ruling entered on January 29, 2004. The ultimate collectibility of this award is contingent on a number of factors and future events which are beyond the control of the Bank, as to substance, timing and amount of damages that may be paid to the Bank. The Corporation has not recorded a receivable pursuant to this award.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR COMMERCIAL FEDERAL CORPORATION’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation’s common stock is traded on the New York Stock Exchange under the symbol “CFB.” The following table sets forth the high, low and closing sales prices and dividends declared for the periods indicated for the common stock:

	Common Stock Price			Dividends Declared
Quarter Ended	High	Low	Close
December 31, 2003	$27.68	$24.13	$26.71	$.125
September 30, 2003	25.18	21.38	24.35	.100
June 30, 2003	23.75	20.25	21.20	.100
March 31, 2003	24.10	20.70	21.72	.090

December 31, 2002	24.20	19.31	23.35	.090
September 30, 2002	28.31	20.75	21.77	.090
June 30, 2002	30.00	26.37	29.00	.090
March 31, 2002	26.90	23.20	26.90	.080

As of December 31, 2003, there were 41,452,691 shares of common stock issued and outstanding that were held by over 5,219 shareholders of record and 4,008,017 shares subject to outstanding options. The number of shareholders of record does not reflect the persons or entities who hold their stock in nominee or “street” name.

Cash dividends declared for calendar year 2003 totaled $17.9 million, or $.415 per common share, compared to $15.8 million, or $.35 per common share, for calendar year 2002. For information regarding the payment of future dividends and any possible restrictions see “MD&A—Liquidity and Capital Resources” under Item 7 of this Report and Note 15 “Stockholders’ Equity and Regulatory Restrictions.”

ITEM 6.    SELECTED FINANCIAL DATA

				Six Months Ended December 31, 2000 (1)	Year Ended June 30, 2000
	Year Ended December 31,
	2003	2002	2001
	(Dollars in Thousands Except Per Share Data)

Interest income	$650,744	$777,053	$871,374	$498,732	$927,690
Interest expense	375,174	449,325	563,945	344,297	585,549

Net interest income	275,570	327,728	307,429	154,435	342,141
Provision for loan losses	(22,003)	(31,002)	(38,945)	(27,854)	(13,760)
Retail fees and charges	57,798	55,279	53,519	25,650	43,230
Loan servicing fees, net of mortgage servicing rights amortization	(29,995)	8,099	22,680	12,104	25,194
Mortgage servicing rights valuation adjustment	28,678	(60,417)	(19,058)	(583)	—
Gain (loss) on sales of securities and changes in fair values of derviatives, net	26,767	40,583	15,422	(69,462)	—
Gain (loss) on sales of loans	23,916	36,173	8,739	(18,023)	(110)
Bank owned life insurance	11,574	12,654	12,986	(3,370)	—
Other operating income	27,943	28,067	27,235	12,123	33,613
General and administrative expenses	271,409	260,070	234,483	151,017	252,019
Amortization of core value of deposits	5,533	6,368	7,211	3,903	8,563
Amortization of goodwill	—	—	8,134	4,250	8,673

Income (loss) before income taxes and cumulative effect of change in accounting principle	123,306	150,726	140,179	(74,150)	161,053
Income tax provision (benefit)	34,286	43,723	43,374	(19,691)	55,269

Income (loss) before cumulative effect of change in accounting principle	89,020	107,003	96,805	(54,459)	105,784
Cumulative effect of change in accounting principle, net (2)	—	—	—	(19,125)	(1,776)

Net income (loss)	$89,020	$107,003	$96,805	$(73,584)	$104,008

Earnings (loss) per common share: (3)
Income (loss) before cumulative effect of change in accounting principle	$2.02	$2.33	$1.92	$(1.00)	$1.82
Cumulative effect of change in accounting principle, net (2)	—	—	—	(.35)	(.03)

Net income (loss)	$2.02	$2.33	$1.92	$(1.35)	$1.79

Dividends declared per common share	$.415	$.350	$.310	$.140	$.280

Other data:
Net interest rate spread	2.43%	2.76%	2.59%	2.46%	2.67%
Net yield on interest-earning assets	2.38%	2.74%	2.62%	2.44%	2.78%
Return on average total assets	.70%	.81%	.75%	(1.07)%	.77%
Return on average total stockholders’ equity	12.01%	14.10%	12.12%	(16.19)%	10.85%
Average total stockholders’ equity to average total assets	5.79%	5.76%	6.21%	6.62%	7.10%
Dividend payout ratio	20.54%	15.02%	16.15%	n/a	15.36%
Total number of branches at end of period	192	189	196	241	255

(Continued on next page)

				Six Months Ended December 31, 2000	Year Ended June 30, 2000
	Year Ended December 31,
	2003	2002	2001
	(Dollars in Thousands Except Per Share Data)

Total assets	$12,188,859	$13,092,932	$12,902,994	$12,536,221	$13,793,038
Investment securities	1,055,055	1,296,050	1,150,345	771,137	993,167
Mortgage-backed securities	1,337,805	1,632,622	1,829,728	1,514,510	1,220,138
Loans held for sale, net	351,539	914,474	381,365	242,200	183,356
Loans receivable, net	7,956,743	7,703,016	8,066,375	8,651,174	10,224,336
Core value of deposits	16,832	22,365	28,733	36,209	42,488
Goodwill	162,717	162,717	162,717	171,218	188,362
Deposits	6,454,610	6,439,041	6,396,522	7,694,486	7,330,500
Advances from Federal Home Loan Bank	4,484,708	4,848,997	4,939,056	3,565,465	5,049,582
Other borrowings	215,243	621,192	526,582	175,343	206,026
Stockholders’ equity	755,353	750,100	729,694	859,656	987,978
Book value per common share	18.20	16.57	15.87	16.16	17.67
Regulatory capital ratios of the Bank:
Tangible capital	5.93%	5.75%	5.54%	6.48%	6.55%
Core capital (Tier 1 capital)	5.88%	5.69%	5.56%	6.51%	6.59%
Risk-based capital—
Tier 1 capital	9.13%	9.15%	9.47%	10.80%	11.74%
Total capital	10.87%	10.87%	11.37%	11.79%	12.59%

(1)	In 2000, the Corporation changed its year end to December 31 from June 30.
(2)	Represents the cumulative effect of the change in method of accounting for derivative instruments and hedging activities, net of income tax benefit, for the six months ended December 31, 2000, and for start-up and organizational costs, net of income tax benefit, for the fiscal year ended June 30, 2000.
(3)	All periods presented are based on diluted earnings (loss) per share. The conversion of stock options for the six months ended December 31, 2000, is not assumed since the Corporation incurred a loss from operations. As a result, for the six months ended December 31, 2000, the diluted loss per share is computed the same as the basic loss per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commercial Federal Corporation (the “Corporation”) is a unitary non-diversified savings and loan holding company whose primary asset is Commercial Federal Bank, a Federal Savings Bank (the “Bank”). The Corporation is one of the largest financial institutions in the Midwest and the 11th largest publicly held thrift holding company in the United States. The Bank, with a thrift charter, operates as a community banking institution, offering commercial and consumer banking, mortgage banking, insurance and investment services.

Executive Management Overview

At December 31, 2003, the Corporation, headquartered in Omaha, Nebraska, operated 192 branches with 45 located in Colorado, 42 in Nebraska, 40 in Iowa, 27 in Kansas, 19 in Oklahoma, 13 in Missouri and 6 in Arizona. To serve its customers, the Corporation conducts commercial and consumer banking operations and loan origination activities through its branch network, loan offices and a nationwide correspondent network of mortgage loan originators. The Corporation also provides insurance products and securities brokerage services in addition to other retail financial services.

The Corporation’s core revenues are from three principal sources: net interest income, retail fee income and loan servicing income. These revenues are derived from loan products (primarily single-family residential, consumer, commercial real estate, commercial operating and small business lending), deposit products, ancillary financial services and mortgage loan servicing. During 2003 and continuing into 2004, the Corporation’s focus is the growth of loan and deposit products that diversify the product mix and contribute to enhanced core profitability. This focus aligns with the Corporation’s objective to transition its balance sheet from a traditional thrift institution to more of a commercial banking franchise. During 2003, the Corporation recorded net growth in the following targeted core business drivers:

•	13% increase in core deposit balances (excluding custodial escrows),

•	5% growth in the number of retail checking accounts,

•	16% growth in the number of commercial and small business checking accounts,

•	64% increase in commercial operating and small business loan balances, and

•	5% increase in home equity outstanding loan balances.

The Corporation’s strategy is further centered on building multiple product relationships with the Bank’s existing customer base and expanding the Bank’s market share in its high-growth markets (Denver, Colorado; Omaha, Nebraska and Des Moines, Iowa). Five new branches were opened in 2003 utilizing a state of the art design that leverages the latest technology to most conveniently and effectively serve the customer. The expansion plan for 2004 calls for seven more branch openings in our core Denver, Omaha, and Des Moines markets. The investment in branch expansion is one of the keys for future earnings growth and a stronger overall franchise. By incorporating new technology and creating a customer experience focused on client convenience and service, the new offices offer alternatives to broaden and strengthen customer relationships. With the expansion and strengthening of the Bank’s customer relationships, the potential for growth in net interest and fee income will be enhanced. The Corporation’s operations are also continually reviewed in order to gain efficiencies, enhance productivity and minimize costs.

Net income for the year ended December 31, 2003, was $89.0 million, or $2.02 per diluted share compared to net income for the year ended December 31, 2002 of $107.0 million, or $2.33 per diluted share. Results for 2003 were significantly affected by an unprecedented interest rate environment primarily driven by the Federal Reserve’s reductions of the targeted federal funds interest rate down to one percent, the lowest level in over 40 years. This low interest rate environment negatively impacted the entire industry. The resulting compression in the Corporation’s net interest margin was accentuated by record levels of prepayments on higher-yielding loans and mortgage-backed securities. Furthermore, increased amortization of net deferred loan costs and premiums on loans and mortgage-backed securities, which are fully amortized against interest income when a loan pays off, magnified the compression to net interest margin. The higher loan prepayments also caused a considerable increase in the amortization of mortgage servicing rights, although the stabilization and slight increase in interest rates toward the end of 2003 allowed the Corporation to record net recoveries in its mortgage servicing rights valuation allowance for 2003. The low interest rate environment also resulted in record levels of residential mortgage loan production and refinancing activity as consumers took advantage of lower interest rates to refinance existing loans or originate new mortgage loans. The significantly higher levels of loan prepayments contributed to an increase in corresponding expenses for 2003.

During 2003, the Corporation sold available-for-sale securities which resulted in the recognition of net gains to strategically offset continued high levels of amortization of mortgage servicing rights, accelerated amortization of net deferred costs and premiums on mortgage loans and mortgage-backed securities, and losses recognized on the termination of certain swap agreements. The Corporation also sold available-for-sale securities during the year that resulted in net losses to strategically offset net recoveries in the valuation allowance of mortgage servicing rights. Gains on sales of loans decreased in 2003 compared to 2002 as production volumes for residential mortgages held for sale slowed during the latter part of 2003 and pricing spreads began to shrink in response to changing competitive market factors. Gains on sales of loans are expected to decline further during 2004 due to lower expected mortgage production volumes and competitive market conditions.

The Corporation’s credit quality saw additional improvement in 2003 which is indicative of the Corporation’s diligence in credit underwriting and monitoring procedures, as well as the Corporation’s focus on identifying and limiting credit concentrations. The positive trends in credit quality also reflect the general stability of the economy in the Midwestern markets where the Corporation operates. The Corporation does not foresee any significant asset quality issues in 2004.

During the second half of 2003, the Corporation strategically reduced the size of its balance sheet as part of a plan to decrease certain residential mortgage loan and available-for-sale securities portfolios that were lower margin contributors to net interest income. In addition to decreasing lower-yielding assets, a portion of the advances from the FHLB was paid down. As a related part of this strategy, the Corporation sold certain available-for-sale securities resulting in net gains realized to partially offset the recognition of a $29.4 million loss on the termination of certain interest rate swap agreements that were previously hedging the FHLB debt that was paid down. The Corporation also executed FHLB debt restructuring strategies in the fourth quarter of 2003 that have begun to favorably impact net interest margin. The reduction in the size of the balance sheet also resulted in a decrease to required levels of regulatory capital allowing management to continue repurchasing approximately 3.8 million shares of the Corporation’s common stock in 2003. Although the future interest rate environment is uncertain, management anticipates that market interest rates in 2004 will remain near the same level of interest rates in effect toward the end of 2003. This projected stability in interest rates coupled with the restructuring of the Corporation’s balance sheet and FHLB debt that occurred in 2003, is expected to improve net interest margin performance for 2004.

On March 1, 2004, the Corporation filed with the SEC amended Forms 10-Q for the three calendar quarters ended September 30, 2003, and an amended Form 10-K for the year ended December 31, 2002. These amendments restated the Corporation’s consolidated financial statements correcting an error in accounting for certain components of a bank owned life insurance (“BOLI”) policy. As a result of management’s review of this BOLI policy’s terms in conjunction with the restatement of the Corporation’s consolidated financial statements, management signed an amendment to this BOLI policy effective February 25, 2004 that will result in the recognition of an asset and an increase in net income of approximately $5.3 million (or approximately $.13 per diluted share) for the first quarter ending March 31, 2004. The amendment will allow the Corporation to receive a guaranteed payment of a certain component of the BOLI policy if there is a full and complete surrender of all outstanding certificates of the BOLI.

Net income for the year ended December 31, 2002, was $107.0 million, or $2.33 per diluted share. Net income for 2002 includes pre-tax gains on the sales of available-for-sale securities totaling $35.9 million and mortgage loans totaling $36.2 million. These net gains were substantially offset by the valuation adjustment losses totaling $60.4 million in the mortgage servicing rights portfolio incurred during 2002. The gains on the sales of mortgage loans were the result of the Corporation taking advantage of pricing opportunities on its loans resulting from historically low interest rates and unprecedented loan demand during 2002. These low interest rates in 2002 significantly affected mortgage loan pay-downs which in turn increased the amortization expense of mortgage servicing rights and impacted the valuation allowances for impairment losses of mortgage servicing rights.

Critical Accounting Policies

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and disclosures included within this Form 10-K Annual Report, are based on the Corporation’s audited consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates the estimates used, including the adequacy of allowances for loan losses, valuation of mortgage-servicing rights and contingencies. Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities where these values are not readily available from other sources as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies involve the more significant judgments and assumptions used in the preparation of the consolidated financial statements.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for estimated credit losses inherent in the loan portfolio as of the balance sheet date. The allowance for loan losses consists of two elements. The first element is an allocated allowance established for specifically identified loans that are evaluated individually for impairment. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal and interest, when due, according to the contractual terms of the loan agreement. Impairment is measured by (i) the present value of expected future cash flows, (ii) the loan’s obtainable market price, or (iii) the fair value of the collateral if the loan is collateral dependent (the primary method used by the Corporation). The second element is an estimated allowance established for impairment on each of the Corporation’s pools of outstanding loans. See “Provision for Loan Losses” in the MD&A and “Asset Quality” under Item 1 of this Report for additional information. These estimated allowances are based on several analysis factors including the Corporation’s past loss experience, economic and business conditions that may affect the borrower’s ability to pay, geographic and industry concentrations, composition of the loan portfolio, credit quality and delinquency trends, regular examinations of specific problem loans by the Corporation’s credit review team, the overall portfolio quality and real estate market conditions in the Corporation’s lending areas, and known and inherent risks in each of the portfolios. These evaluations are inherently subjective because, while they are based on objective data (delinquency trends, portfolio composition, loan grading and other data), it is the interpretation of that data by management that ultimately determines the estimate of the appropriate allowance. Due to the interplay of the variety of factors that impact the estimated allowance for loan losses, a significant change in a single factor generally does not result in a significant change in the overall required level of the allowance for loan losses. Additionally, while the allowance attempts to measure the impairment inherent in the loan portfolio at the balance sheet date, its adequacy will ultimately be dependent upon how conditions existing at the balance sheet date impact the loans in the future. Consequently, these estimates require revisions as new or changed information becomes available.

A majority of the Corporation’s loans are collateralized by residential or commercial real estate. Therefore, the collectibility of such loans is susceptible to changes in prevailing real estate market conditions and other factors, which can cause the fair value of the collateral to decline below the loan balance. If it becomes necessary to initiate foreclosure on real estate collateralizing a loan, a new appraisal is obtained to determine if the market value of the underlying collateral has declined to justify a charge-off of the loan. Recoveries of loan charge-offs occur when loan payments are received on the deficient loan in excess of the remaining recorded book balance of the loan. Upon foreclosure and conversion of the loan into real estate owned, the Corporation may realize income through the disposition of such real estate when the sale proceeds exceed the carrying value of the real estate.

Although management believes that the Corporation’s allowance for loan losses is adequate to reflect the risk inherent in its loan portfolios, there can be no assurance that the Corporation will not experience increases in its nonperforming assets, that it will not increase the level of its allowances in the future or that significant provisions for loan losses will not be required based on factors such as deterioration in market conditions, changes in borrowers’ financial conditions, delinquencies and defaults. In addition, regulatory agencies review the adequacy of the allowance for loan losses on a regular basis as an integral part of their examination process. Such agencies may require additions to the allowance based on their judgments of information available to them at the time of their examinations.

Mortgage Servicing Rights

Mortgage servicing rights are established based on the cost of acquiring the right to service mortgage loans or the allocated fair value of servicing rights retained on loans originated by the Bank and subsequently sold in the secondary market. These costs are initially capitalized and then amortized in proportion to, and over the period of, estimated net servicing revenues. Projected net servicing revenues are determined on the basis of the estimated future balance of the underlying mortgage loan portfolio which decreases over time from scheduled loan amortization and prepayments. Future prepayment rates are estimated based on third party sources and relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience, as well as current interest rate levels, market forecasts and other economic conditions.

The Corporation reports mortgage servicing rights at the lower of amortized cost or fair value. The fair value of mortgage servicing rights is determined using the present value of estimated future cash flow techniques, incorporating assumptions that market participants would use in their estimates of values. Mortgage servicing rights are assessed for impairment periodically, based on fair value, with temporary impairment recognized through a valuation allowance and permanent impairment, if any, recognized through a write-off of the mortgage servicing rights asset and the related valuation allowance. For purposes of measuring impairment, the rights are stratified based on loan type and note rate. Loan types include government, conventional and adjustable-rate mortgage loans. Impairment losses are recognized to the extent the unamortized carrying value of the mortgage servicing rights for each stratum exceeds the current fair value of that stratum. A valuation adjustment recovery for previously recognized temporary impairment losses totaling $28.7 million was recorded during the year ended December 31, 2003, compared to valuation adjustment losses totaling $60.4 million and $19.1 million, respectively, recorded during the years ended December 31, 2002 and 2001. Valuation allowances totaling $49.3 million, $80.1 million and $19.6 million, respectively, were outstanding at December 31, 2003, 2002 and 2001. The carrying value of mortgage servicing rights, net of the valuation allowance, totaled $135.9 million at December 31, 2003, compared to $88.4 million and $114.1 million, respectively, at December 31, 2002 and 2001. As part of its overall strategy to manage the level of exposure to the risk of interest rates adversely affecting the value of mortgage servicing rights, the Corporation uses interest rate floor agreements to protect the value of the mortgage servicing rights. Additionally, the Corporation partially offsets recorded changes in the fair value of mortgage servicing rights through the recognition of gains on the sales of available-for-sale securities.

The determination of the fair value of mortgage servicing rights is an important estimate. Since mortgage servicing rights are not quoted in an active market, the fair value of mortgage servicing rights is estimated using a software model which is calibrated against variables affecting the value of this asset, including prepayment speeds, discount rates, servicing costs and market liquidity. Management uses third party estimates of prepayment speeds and maintains relationships with servicing brokers to keep abreast of any market developments which may impact the value of this asset. On a periodic basis, management of the Corporation obtains an independent valuation report for comparison to the valuation results of the software model. See Note 7 “Mortgage Banking Activities” for a sensitivity analysis of how changes in prepayment speeds and discount rates affect the fair value of mortgage servicing rights.

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

Proper documentation is a critical aspect pursuant to hedge accounting treatment. The Corporation formally documents all relationships between derivative instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Corporation specifically identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Corporation formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The methods used to measure effectiveness vary depending on the hedging relationship, however, the method chosen at the inception of each hedge is not subsequently changed. The fair value of the Corporation’s derivatives is determined using various methods depending on the nature of the derivatives such as quotes obtained from independent pricing services, valuation models of independent pricing services with known factors put into the model, or software models utilizing assumptions or data obtained from independent sources.

Segment Reporting

Operating Results by Segment

The Corporation’s operations are aligned into four lines of business for management reporting purposes. These lines of business units are Commercial Banking, Retail Banking, Mortgage Banking and Treasury. See Note 21 “Segment Information” for additional information on the Corporation’s lines of business including tabular results of operations for the years ended December 31, 2003, 2002 and 2001. The financial information presented does not necessarily represent the business unit’s results of operations or financial condition as if they were independent companies. Results of operations for each business unit are derived from management’s internal reporting system used to measure the performance of the segments and the Corporation in total. This management reporting system and the results of operations and financial condition by reported business unit may not be in accordance with accounting principles generally accepted in the United States.

Commercial Banking

The Commercial Banking segment involves the origination of commercial operating loans, commercial real estate loans, commercial and residential construction loans, indirect lending loans, agricultural loans and small business loans. Also included in this segment are commercial demand deposits, time deposits and cash management products and services. The Commercial Banking segment reported net income of $35.7 million for the year ended December 31, 2003, compared to $33.4 million and $29.3 million, respectively, for the years ended December 31, 2002 and 2001.

For the year ended December 31, 2003, net interest income for the segment increased $23.4 million compared to the year ended December 31, 2002. This increase in net interest income is due primarily to a $315 million increase in the average balance of the commercial loan portfolio during 2003 over 2002. The portfolio increase is due to the successful sales efforts of commercial lenders and the development of cash management products to meet client needs. Additionally, the segment was fully staffed for 2003 as a result of the growth emphasis and strategic direction of the segment, with specific focus on upgrading the regional management positions. The provision for loan losses decreased $2.5 million for 2003 compared to 2002. The primary reason for the decrease was a reduction in the expected loss rate applied to the segment’s loans. Total other income decreased $12.2 million in 2003. This decrease is primarily due to the Treasury segment charging the Commercial Banking segment a break funding fee totaling $17.8 million relating to commercial real estate loans paying off in full prior to maturity. This intersegment charge was implemented in 2003. Offsetting this charge is an increase in other income from cash management services, which increased $1.7 million in 2003. Total other expense increased $11.2 million for 2003 compared to 2002 primarily due to an $8.4 million reclassification of commercial deposits cost entirely to the Commercial segment for 2003, while the segment was only allocated 50% of the cost in 2002, increased production incentive bonuses and more full-time equivalent employees during 2003 compared to 2002.

For the year ended December 31, 2002, net interest income increased $12.6 million compared to 2001. This increase in net interest income was due primarily to the $344 million increase in the average balance of the commercial loan portfolio during 2002 over 2001. The provision for loan losses increased $7.3 million due to the larger commercial loan portfolio and a higher anticipated loss percentage compared to 2001. Total other income decreased $2.7 million for 2002 compared to 2001. Total other expense decreased $2.3 million for 2002 compared to 2001. The primary reason was the allocation of 50% of the cost for commercial deposits to the Retail Banking segment totaling $8.4 million in 2002. This reduction was offset by the allocated portion of the net gain from exit costs and termination benefits totaling $2.4 million during 2001. In addition, the Corporation recorded an impairment loss totaling $1.9 million on a residential master planned community development located in Nevada during 2002.

Retail Banking

The Retail Banking segment involves a variety of traditional banking and financial services including the origination of residential mortgage loans through the Bank’s branch network and the sale of these mortgage loans to the Treasury segment or the Mortgage Banking segment. In addition, servicing rights to mortgage loans are sold to the Mortgage Banking segment. Other core Retail Banking services include consumer checking, savings and certificates of deposit accounts (regular and retirement); consumer loans for home equity, autos, secured and unsecured purposes, as well as credit cards; and other ancillary retail banking services including overdraft protection, electronic and telephone bill-paying and cash advances. Also included in this segment are insurance and securities brokerage services. The Retail Banking segment reported net income of $14.3 million for the year ended December 31, 2003, compared to $15.5 million and $23.7 million for the years ended December 31, 2002 and 2001.

Net interest income decreased $14.6 million for 2003 compared to 2002. This decrease in net interest income is primarily due to a lower transfer pricing spread on consumer deposits. The spread for calendar year 2003 was 4.33% compared to 5.65% for 2002. The provision for loan losses decreased $2.5 million for 2003 compared to 2002 due to a reduction in the expected loss rate applied to the segment’s home equity loans. Total other income increased $5.4 million from intersegment fees received for the origination of mortgage servicing for 2003 compared to 2002 primarily due to the $626 million increase in mortgage loan volume. This increase was offset by a $1.7 million decrease in credit life insurance income due to a change in federal regulations limiting premiums on loans. The potential growth for debit card interchange fees during 2003 was limited by a third-party settlement with VISA, Inc., which occurred during the year. In addition, reimbursed loan fees collected were reclassified from other income in 2002 to other expense in 2003. These fees totaled $1.8 million in 2002. Total other expense decreased $4.0 million for 2003 compared to 2002. The primary reasons for this decrease were the $8.4 million reclassification of costs associated with commercial deposits being allocated entirely to the Commercial Banking segment for 2003, while the segment was charged 50% of this cost in 2002, reimbursed loan fees reclassified from other income in 2002 to other expense in 2003 totaling $1.4 million and a $700,000 decrease in title search fees due to the segment switching to the use of third party title insurance in 2003 for home equity loans. In addition, there was a $500,000 decrease in fraud losses compared to 2002, as well as a $500,000 decrease in item processing costs in 2003 due to less paper items processed for checking accounts. These decreases were offset by an increase of $6.0 million in compensation primarily due to increased staffing in the branches over the summer and incentives paid on higher production volumes, a $2.2 million increase in advertising cost for the Bank’s promotion to provide cash back on debit card activity and a $1.3 million increase in facilities expense due to additional maintenance costs incurred to improve the appearance of certain branches.

For the year ended December 31, 2002 compared to 2001, net interest income decreased $1.3 million. This decrease in net interest income was primarily due to lower interest rates on consumer loans comparing 2002 to 2001. The provision for loan losses increased $1.6 million due to the increase in the Retail Banking segment’s home equity portfolio. Total other income increased $2.1 million for 2002 compared to 2001 due to the increased retail fee pricing structure, which was effective September 1, 2001. This increase was offset by decreases in commission revenues from brokerage operations due to lower transaction volumes. Total other expense increased $12.5 million for 2002 compared to 2001 due to the allocation of 50% of the cost for commercial deposits to the Retail Banking segment totaling $8.4 million in 2002. In addition, the segment received an allocated portion of the net gain from exit costs and termination benefits totaling $7.8 million during 2001.

Mortgage Banking

The Mortgage Banking segment involves the acquisition of a portion of correspondent, brokered and originated residential mortgage loans, the sale of these mortgage loans in the secondary mortgage market and to the Treasury segment, the purchase, sale and origination of rights to service mortgage loans, and the servicing of mortgage loans for the Treasury segment and outside investors. The Mortgage Banking segment reported a net loss of $26.8 million for the year ended December 31, 2003, compared to net income of $35.7 million and $16.8 million, respectively, for the years ended December 31, 2002 and 2001.

For 2003, net interest income increased $9.9 million compared to 2002. This increase in net interest income comparing the respective years is primarily due to increases in custodial cash earnings that were credited using an internal cost of funds rate and higher warehouse loan balances. The custodial cash earnings increased due to increases in escrow balances primarily from the higher volume of mortgage refinancing activity and the increase in the average escrow balance resulting from the purchase of bulk loan servicing totaling $1.9 billion during the latter half of 2002. Total other income decreased $98.4 million for 2003 primarily due to an increase of $49.6 million in the amortization of mortgage servicing rights in 2003. This was due to the payoff of $7.8 billion in principal balances in the loan servicing portfolio and a $14.8 million intersegment charge for impairment of mortgage servicing rights on originated loans and purchased servicing. Also, a decrease of $5.4 million on the net gains on sales of warehouse loans was due to the competitive interest rate market conditions in 2003. Total other expense increased $10.2 million for the year ended December 31, 2003, compared to 2002 due to increased loan origination costs from mortgage loan originations of $611 million over the 2002 activity and increased servicing costs due to mid month loan payoffs, which increased $5.8 million in 2003 over 2002. The change in net income for the Mortgage Banking segment was also significantly affected by a shift from income tax expense of $21.1 million in 2002 to an income tax benefit of $14.7 million for 2003.

For the year ended December 31, 2002 compared to 2001, net interest income increased $18.7 million. This increase was primarily due to increases in the credit the Mortgage Banking segment received in 2002 compared to 2001 from increases in its custodial cash earnings that were credited using an internal cost of funds rate. The custodial cash earnings increased due to increases in escrow balances primarily from the significant mortgage refinancing activity. Total other income increased $15.3 million for 2002 primarily due to net gains on the sales of warehouse loans partially offset by an increase in amortization of mortgage servicing rights in 2002 over 2001. Total other expense increased $3.5 million for 2002 compared to 2001 primarily due to the allocated portion of the net gain from exit costs and termination benefits totaling $3.3 million during 2001.

Treasury

The Treasury segment is responsible for managing corporate interest rate risk through asset and liability management strategies. The Treasury segment manages the Corporation’s investments in single-family residential mortgage loans, mortgage servicing rights, investment and mortgage-backed securities, and certain funding sources including wholesale deposits, advances from the Federal Home Loan Bank and all other borrowings. The Treasury segment reported net income of $65.8 million for year ended December 31, 2003, compared to net income of $22.4 million and $27.0 million, respectively, for the years ended December 31, 2002 and 2001.

Net interest income decreased $70.9 million for 2003 compared to 2002 due primarily to the lower yields earned on the Treasury segment’s total interest-earning assets portfolio and a reduction in the average size of the portfolio comparing 2003 to 2002. The provision for loan losses decreased $3.6 million for 2003 compared to 2002 due primarily to an overall reduction in the expected loss rate applied to the segment’s loans. Total other income increased $131.4 million for 2003 primarily as a result of the credit relating to the valuation allowance for mortgage servicing rights totaling $49.6 million, intersegment loan prepayment fees totaling $17.8 million generated from the Commercial Banking segment (which was implemented in 2003) and the intersegment revenue totaling $18.6 million in 2003 from the Mortgage Banking and Retail Banking segments (also implemented in 2003) from the impairment of mortgage servicing rights purchased during 2003. These increases to total other income were partially offset by decreases in net gains and losses on sales of securities and changes in fair values of derivatives totaling $13.8 million compared to 2002. Total other expense for 2003 is a net credit balance of $355,000 compared to expense of $6.5 million for 2002 due to the increase in deferred expense from mortgage loan originations. The change in net income for the Treasury segment was also impacted by a shift from an income tax benefit of $4.6 million in 2002 to an income tax expense of $23.0 million for 2003.

For the year ended December 31, 2002 compared to 2001, net interest income decreased $9.6 million due primarily to the higher average balances of investment and mortgage-backed securities for 2002 compared to 2001 with lower yields in 2002, and to higher average balances of borrowed funds partially offset by lower rates in 2002 over 2001. The provision for loan losses decreased $17.2 million for 2002 compared to 2001 due to a better allocation of the overall Bank risk to the Retail Banking and Commercial Banking segments. For 2002, total other income was a loss of $52.7 million compared to a loss of $37.0 million for 2001. This increase in the loss recorded in other income is due primarily to valuation adjustments for impairment of mortgage servicing rights totaling $60.4 million recorded in 2002 compared to $19.1 million recorded in 2001. Total other expense for 2002 is $6.5 million compared to $3.5 million for 2001. This net change is primarily due to the allocated portion of the net gain from exit costs and termination benefits totaling $2.1 million during 2001.

Consolidated Results of Operations

Comparison of Consolidated Results of Operations

Net income for the year ended December 31, 2003, was $89.0 million or $2.02 per diluted share ($2.04 per basic share), compared to net income of $107.0 million or $2.33 per diluted share ($2.36 per basic share), for the year ended December 31, 2002, and net income of $96.8 million, or $1.92 per diluted shared ($1.94 per basic share) for the year ended December 31, 2001. The decrease in net income comparing 2003 to 2002 is primarily due to a decrease of $52.2 million in net interest income caused by margin compression as interest rates reached historically low levels during 2003. In turn, higher volumes of prepayments on higher-yielding mortgage and consumer home equity loans and mortgage-backed securities during the year repriced much of the asset base to a lower overall yield, while deposit costs had minimal capacity for further downward repricing during 2003. In addition to the reduction of interest income on higher-yielding assets, increases in the amortization levels of net deferred loan costs and premiums on loans and mortgage-backed securities, which are fully amortized against interest income when a loan pays off, further magnified the compression to net interest margin. The 2003 results were also impacted by an increase of $11.3 million in general and administrative expenses primarily related to higher loan production costs as consumers took advantage of lower interest rates to refinance or originate mortgage loans. Partially offsetting these decreases to net income was an increase of $26.2 million in total other income primarily due to recording a mortgage servicing rights valuation adjustment recovery of $28.7 million for 2003, compared to a valuation adjustment loss of $60.4 million for 2002, relating to an increase in market interest rates that occurred during the latter part of 2003. This mortgage servicing rights valuation recovery was offset by higher amortization of mortgage servicing rights which increased to $75.0 million for 2003 compared to $31.0 million for 2002. The increase in mortgage servicing rights amortization was caused by the significantly higher levels of mortgage loan prepayments which occurred during 2003. Net gains on the sales of loans decreased to $23.9 million in 2003 compared to $36.2 million in 2002 primarily as a result of a reduction in the volume of loans held for sale and smaller pricing spreads during the latter part of 2003 as interest rates began to stabilize. These fluctuations in non-interest income related to mortgage servicing rights and gains on sales of loans were partially offset by net gains on the sales of available-for-sale securities and changes in the fair value of derivatives of $26.8 million in 2003 compared to net gains of $40.6 million for 2002. Another favorable increase impacting 2003 pre-tax income compared to 2002 was a decrease of $9.0 million in the provision for loan losses reflecting the strength of the Corporation’s credit quality.

The increase in net income for 2002 over 2001 is primarily due to an increase of $20.3 million in net interest income and decreases of $9.0 million in the amortization of intangible assets and $7.9 million in the provision for loan losses. The favorable increase in net interest income reflects the impact of the declining interest rate environment during which time interest-bearing liabilities were repricing downward faster than interest-earning assets and a shift was occurring in the mix of interest-earning assets and interest-bearing liabilities. The $9.0 million decrease in the amortization of intangible assets relates to the change in the accounting treatment for goodwill which was effective January 1, 2002 while the $7.9 million improvement in the provision for loan losses reflects the improvement in asset quality which occurred during 2002. These increases to net income were partially offset by an increase of $25.6 million in general and administrative expenses primarily resulting from a net gain for exit costs and termination benefits of $15.6 million which reduced expenses in 2001 and an increase of $8.9 million in compensation and benefits expense in 2002. Net income for 2002 includes pre-tax gains on the sales of available-for-sale securities totaling $35.9 million and mortgage loans totaling $36.2 million, compared to respective net gains of $18.3 million and $8.7 million for 2001. Loan servicing fees, net of amortization expense on mortgage servicing rights, totaled $8.1 million for 2002 compared to $22.7 million for 2001. The decrease in these loan servicing fees resulted from the lower interest rates in 2002 which also effected the valuation allowances for impairment losses of mortgage servicing rights. Valuation adjustment losses totaling $60.4 million in the mortgage servicing rights portfolio were recorded during 2002 compared to $19.1 million for 2001. The valuation adjustments are due to increases in loan prepayment speeds resulting from rapidly declining interest rates.

Net Interest Income

Net interest income for the year ended December 31, 2003, totaled $275.6 million compared to $327.7 million for the year ended December 31, 2002, a decrease of $52.1 million, or 15.9%; and compared to $307.4 million for the year ended December 31, 2001. During 2003, 2002 and 2001, the net interest rate spreads inclusive of non-interest-bearing deposits were 2.43%, 2.76% and 2.59%, respectively, a decrease of 33 basis points comparing 2003 and 2002, and an increase of 17 basis points comparing 2002 to 2001. The net yield on interest-earning assets was 2.38% for 2003 compared to 2.74% and 2.62%, respectively, for 2002 and 2001, a decrease of 36 basis points comparing 2003 to 2002 and an increase of 12 basis points comparing 2002 to 2001.

The decreases in the interest rate spread and the net yield earned on interest-earning assets comparing 2003 to 2002 were due primarily to an 88 basis point decrease in the yield earned on interest-earning assets resulting from historically low market interest rates driven by the Federal Reserve’s reduction of the targeted federal funds rate to the lowest level in over 40 years. Earning assets contractually repriced downward during 2003 and higher-yielding assets were replaced with lower-yielding assets as the Corporation’s customers took advantage of the historically low interest rates to originate or refinance loans. The decrease in yield was further magnified by the acceleration of amortization of net deferred costs and premiums on mortgage loans and mortgage-backed securities, which are fully amortized against interest income when a loan or mortgage-backed security pays off. The decrease in yield for interest-earning assets was partially offset by a 55 basis point decline in the rate incurred on total deposits and interest-bearing liabilities. This decrease was also due to the downward repricing of interest-bearing liabilities in response to lower market interest rates, but at a slower rate than the repricing of interest-earning assets. The cost of interest-bearing liabilities reflects the effects of certain derivative positions, which have effectively locked in long term fixed rates of interest, that are now at higher costs than current market interest rates. See the following section entitled “Asset/Liability Management” of this Management Discussion and Analysis and Note 13 “Derivative Financial Instruments” for a discussion of the Corporation’s use of derivative financial instruments in managing its interest rate risk.

Management anticipates that the Corporation’s interest rate spread and net yield on interest-earning assets will gradually increase during 2004. This anticipated increase is due to the Corporation’s decision to strategically reduce the size of its balance sheet during the latter half of 2003 to decrease certain residential mortgage loan and available-for-sale securities portfolios that were lower margin contributors to net interest income along with a corresponding decrease in higher-costing FHLB advances. Additionally, during the latter half of 2003, the Corporation executed other debt restructuring and derivative strategies that have started to favorably impact net interest income. As the Corporation continues to change the mix of the loan portfolio to carry a greater share of higher-yielding commercial operating and consumer loans, and continues to focus on growth in lower costing core deposits, management anticipates that net interest income will further experience favorable increases as a result of these objectives. Future trends in interest rate spreads and net interest income will be dependent upon and influenced by changes in and levels of and the interplay among short-term and long-term market interest rates, loan prepayment volumes, the composition and size of the Corporation’s interest-earning assets and interest-bearing liabilities, the interest rate risk exposure of the Corporation and the maturity and repricing activity of interest-sensitive assets and liabilities.

Net interest income increased $20.3 million for 2002 compared to 2001 due to (i) the lower interest rate environment in which costing liabilities were repricing downward at a faster rate than earning assets were repricing, (ii) the continued shift in the asset mix toward higher yielding commercial and consumer loans and (iii) a shift in funding from certificates of deposit primarily to FHLB advances and to checking accounts and money market accounts in the latter part of 2002. The increase in the interest rate spread comparing 2002 to 2001 was due primarily to a 109 basis point decrease in the rate incurred on total deposits and interest-bearing liabilities partially offset by a 92 basis point decline in the yield received on interest-earning assets. Total interest expense decreased $114.6 million comparing the year ended December 31, 2002, to December 31, 2001, primarily due to lower market interest rates. At the same time, comparing 2002 to 2001, the average balance of interest-bearing liabilities increased $204.3 million, primarily due to increases in FHLB advances and securities sold under agreements to repurchase totaling $939.0 million and $271.8 million, respectively, partially offset by a decrease of $846.1 million in certificates of deposit. Total interest income decreased $94.3 million comparing 2002 to 2001 due to the lower yields on interest-earning assets, even though the average balance of interest-earning assets increased $205.4 million over the same time periods.

The following table presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, average yields earned on interest-earning assets and average rates incurred on total deposits and interest-bearing liabilities during the years ended December 31:

	2003			2002			2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans—(1)
Residential real estate	$4,413,645	$242,915	5.50%	$4,799,413	$304,460	6.34%	$5,185,711	$374,036	7.21%
Commercial real estate	1,870,574	129,688	6.84	1,707,469	135,507	7.83	1,531,330	127,449	8.21
Construction	492,376	35,571	7.13	519,790	39,469	7.49	497,309	45,529	9.03
Commercial operating and other (2)	433,873	24,032	5.47	283,473	18,909	6.59	296,312	22,650	7.54
Consumer home equity	826,128	56,701	6.86	784,117	60,875	7.76	785,613	68,789	8.76
Consumer other	667,725	47,544	7.12	587,139	48,150	8.20	530,361	47,027	8.87

Total loans	8,704,321	536,451	6.13	8,681,401	607,370	7.00	8,826,636	685,480	7.77
Mortgage-backed securities	1,362,145	49,836	3.66	1,799,174	93,047	5.17	1,690,967	109,657	6.49
Investments	1,490,856	64,457	4.32	1,494,011	76,636	5.13	1,251,559	76,237	6.09

Total interest-earning assets	11,557,322	650,744	5.61	11,974,586	777,053	6.49	11,769,162	871,374	7.41

Non-interest bearing checking	1,059,562	—	—	728,774	—	—	599,205	—	—
Interest-bearing deposits:
Interest-bearing checking	540,489	2,523.47		549,767	1,364.25		520,014	4,180.80
Savings (3)	1,416,203	60,226	4.25	1,802,558	77,896	4.32	1,958,022	92,513	4.73
Money market	893,820	14,137	1.58	314,243	4,144	1.32	335,798	9,299	2.77

Interest-bearing core deposits	2,850,512	76,886	2.70	2,666,568	83,404	3.13	2,813,834	105,992	3.77
Certificates of deposit	2,719,225	70,204	2.58	2,862,960	96,192	3.36	3,709,030	204,375	5.51

Total interest-bearing deposits	5,569,737	147,090	2.64	5,529,528	179,596	3.25	6,522,864	310,367	4.76

Total deposits	6,629,299	147,090	2.22	6,258,302	179,596	2.87	7,122,069	310,367	4.36
Advances from FHLB (4)	4,542,015	210,045	4.56	5,204,501	243,710	4.68	4,265,468	234,213	5.49
Securities sold under agreements to repurchase	352,492	10,624	2.97	353,977	13,895	3.93	82,215	4,374	5.32
Other borrowings	173,905	7,415	4.27	227,861	12,124	5.32	241,038	14,991	6.22

Total interest-bearing liabilities	10,638,149	375,174	3.50	11,315,867	449,325	3.94	11,111,585	563,945	5.05

Net earnings balance, net interest income and net interest rate spread	919,173	275,570	2.11	658,719	327,728	2.55	657,577	307,429	2.36

Total deposits and interest-bearing liabilities	11,697,711	375,174	3.18	12,044,641	449,325	3.73	11,710,790	563,945	4.82

Net earnings balance, net interest income and net interest rate spread including non-interest-bearing deposits	$(140,389)	$275,570	2.43%	$(70,055)	$327,728	2.76%	$58,372	$307,429	2.59%

Net yield on interest-earning assets			2.38%			2.74%			2.62%

(1)	Includes nonaccruing loans averaging $65.8 million, $76.2 million and $84.5 million for the respective periods as interest-earning assets at a yield of zero percent.
(2)	In addition to commercial operating loans, includes small business, agricultural and Nebraska Investment Finance Authority loans.
(3)	Includes interest expense incurred on interest rate swap agreements totaling $48.6 million, $50.4 million and $28.1 million for the respective periods.
(4)	Includes interest expense incurred on interest rate swap and swaption agreements totaling $72.0 million, $66.0 million and $18.7 million respectively, for the years ended December 31, 2003, 2002 and 2001.

During the year ended December 31, 2003, the Corporation’s deposits and interest-bearing liabilities exceeded its interest-earning assets, resulting in a negative net earnings balance of $140.4 million. The Corporation’s average net earnings balance decreased $70.3 million during 2003 compared to 2002. This decrease in the net earnings balance is primarily due to cash outlays during 2003 for the Corporation’s repurchases of its common stock and income tax payments. The Corporation’s average net earnings balance decreased $128.4 million during 2002 compared to 2001 also primarily due to cash outlays for the Corporation’s repurchases of its common stock and income tax payments.

The following table presents the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities, and the amount of change in each attributable to: (i) changes in volume (change in volume multiplied by prior year rate), and (ii) change in rate (change in rate multiplied by prior year volume). The net change attributable to change in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

	2003 Compared to 2002			2002 Compared to 2001
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In Thousands)
Interest income:
Loans—
Residential real estate	$(21,232)	$(40,315)	$(61,547)	$(29,714)	$(39,862)	$(69,576)
Commercial real estate	11,308	(17,127)	(5,819)	13,979	(5,921)	8,058
Construction	(1,980)	(1,917)	(3,897)	1,707	(7,767)	(6,060)
Commercial operating and other	8,225	(3,102)	5,123	(681)	(3,060)	(3,741)
Consumer home equity	2,883	(7,058)	(4,175)	(116)	(7,798)	(7,914)
Consumer other	5,738	(6,343)	(605)	4,656	(3,533)	1,123

Total loans	4,942	(75,862)	(70,920)	(10,169)	(67,941)	(78,110)
Mortgage-backed securities	(15,989)	(27,222)	(43,211)	6,677	(23,287)	(16,610)
Investments	462	(12,640)	(12,178)	13,484	(13,085)	399

Interest income	(10,585)	(115,724)	(126,309)	9,992	(104,313)	(94,321)

Interest expense:
Non-interest bearing and interest-bearing checking	(43)	1,202	1,159	74	(2,890)	(2,816)
Savings	(16,431)	(1,239)	(17,670)	(6,872)	(7,745)	(14,617)
Money market	9,167	826	9,993	(284)	(4,871)	(5,155)

Core deposits	(7,307)	789	(6,518)	(7,082)	(15,506)	(22,588)
Certificates of deposit	(3,712)	(22,276)	(25,988)	(39,908)	(68,275)	(108,183)

Total deposits	(11,019)	(21,487)	(32,506)	(46,990)	(83,781)	(130,771)
Advances from FHLB	(30,636)	(3,029)	(33,665)	47,590	(38,093)	9,497
Securities sold under agreements to repurchase	(45)	(3,226)	(3,271)	10,975	(1,454)	9,521
Other borrowings	(2,479)	(2,230)	(4,709)	(787)	(2,080)	(2,867)

Interest expense	(44,179)	(29,972)	(74,151)	10,788	(125,408)	(114,620)

Effect on net interest income	$33,594	$(85,752)	$(52,158)	$(796)	$21,095	$20,299

Asset/Liability Management

The net interest income of the Corporation is subject to the risk of interest rate fluctuations to the extent that there is a difference, or mismatch, between the amount of the Corporation’s interest-earning assets and interest-bearing liabilities which mature or reprice in specified periods. When interest rates change, to the extent the Corporation’s interest-earning assets have longer maturities or effective repricing periods than its interest-bearing liabilities, the interest income realized on the Corporation’s interest-earning assets will adjust more slowly than the interest expense on its interest-bearing liabilities. This mismatch in the maturity and repricing characteristics of assets and liabilities is commonly referred to as the “gap.” A gap is considered positive when the interest rate sensitive assets maturing or repricing during a specified period exceed the interest rate sensitive liabilities maturing or repricing during the same period. A gap is considered negative when the interest rate sensitive liabilities maturing or repricing during a specified period exceed the interest rate sensitive assets maturing or repricing during the same period. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase to net interest income. Similarly, during a period of declining interest rates, a negative gap would result in an increase in net interest income while a positive gap would adversely affect net interest income.

The Corporation generally invests in interest-earning assets that reprice more slowly than its interest-bearing liabilities. This mismatch exposes the Corporation to interest rate risk. In a rising rate environment, interest-bearing liabilities will reprice faster than interest-earning assets, thereby decreasing net interest income. The Corporation seeks to control its exposure to interest rate risk by emphasizing shorter-term assets such as commercial and consumer loans. In addition, the Corporation utilizes longer-term advances from the FHLB to extend the repricing characteristics of its interest-bearing liabilities. The Corporation also enters into interest rate swap agreements in order to lengthen synthetically its short-term debt obligations.

In connection with its asset/liability management program, the Corporation has interest rate swap agreements with other counterparties under terms that provide for an exchange of interest payments on the outstanding notional amount of the swap agreement. These agreements are primarily used to synthetically lengthen the maturity of certain deposit liabilities and FHLB advances. In accordance with these arrangements the Corporation pays fixed rates and receives variable rates of interest, or receives fixed rates and pays variable rates, according to a specified index. The Corporation had swap agreements to pay fixed and receive variable rates of interest with notional principal amounts of $1.3 billion at December 31, 2003, compared to $2.5 billion and $2.6 billion, respectively at December 31, 2002 and 2001. The Corporation also had a swap agreement to receive fixed and pay variable rates of interest with a notional amount of $100.0 million at December 31, 2003. For the years ended December 31, 2003, 2002 and 2001, the Corporation recorded $120.6 million, $116.4 million and $46.8 million, respectively, in net interest expense from its interest rate swap agreements. The swap agreements outstanding as of December 31, 2003, have maturities ranging from September 2004 to March 2012.

During the second half of 2003, the Corporation reduced the size of its balance sheet as part of a strategic plan to reduce available-for-sale investment and mortgage-backed securities that were lower margin contributors to net interest income. This plan also included paying down a portion of FHLB advance debt. During the third quarter of 2003, the Corporation recognized a $29.4 million loss on the termination of certain swap agreements that were previously hedging the adjustable interest payments related to the $300.0 million in adjustable rate FHLB advances that were paid off in connection with this plan.

During the fourth quarter of 2003, the Corporation restructured $1.1 billion of convertible fixed-rate FHLB advances by extending the maturities beyond their original 2009 maturity date and modifying the interest rate terms. Subsequent to the restructure, $100.0 million of these advances mature each year beyond the original 2009 maturity date. After 2009, the fixed-rate on these FHLB advances will be replaced by a floating rate. The outcome of this transaction was such that both the Corporation and the FHLB were in the same fundamental economic position at the conclusion of the restructuring.

The Corporation entered into swaption agreements beginning in 2001 to hedge the exposure to changes in the fair value of the call options embedded in certain fixed rate FHLB advances. All terms of the swaption agreements exactly match the terms of these FHLB advances. In the event any of these FHLB advances are called, the Corporation will exercise its corresponding option to enter into a swap agreement paying a fixed rate of interest and receiving a variable rate of interest. In November 2003, the Corporation terminated swaption agreements with a notional amount of $1.1 billion. These terminations occurred in conjunction with the aforementioned restructuring of terms of fixed-rate callable FHLB advances for which the embedded call options were being hedged by these terminated swaption agreements. See Note 13 “Derivative Financial Instruments” for additional information regarding the Corporation’s swap and swaption agreements.

During the fourth quarter of 2003, the Corporation terminated interest rate swap agreements that were previously designated as cash flow hedges of adjustable interest payments related to $500.0 million in adjustable rate savings deposits. These terminations occurred as part of management’s asset/liability strategy to maintain a balanced interest rate risk position after the sale of investments that occurred in conjunction with the restructuring of the Corporation’s balance sheet during the third quarter of 2003.

The following table represents management’s projected maturity and repricing of the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2003. The amounts of interest-earning assets, interest-bearing liabilities and interest rate swap agreements presented which mature or reprice within a particular period were determined in accordance with the contractual terms and expected behavior over time of such assets, liabilities and interest rate swap agreements. Adjustable-rate loans and mortgage-backed securities are included in the period in which they are first scheduled to adjust and not in the period in which they mature. All loans and mortgage-backed securities are adjusted for prepayment rates based on information provided by independent sources as of December 31, 2003, and the Bank’s historical prepayment experience. Fixed-rate savings accounts, checking accounts and non-indexed money market accounts are assumed to reprice or mature according to the decay rates defined by regulatory guidelines. Indexed money market accounts are deemed to reprice or mature within the 90-day category. Management believes that these assumptions approximate actual experience and considers such assumptions reasonable; however, the actual interest rate sensitivity of the Bank’s interest-earning assets and interest-bearing liabilities may vary substantially if actual experience differs from the assumptions used.

	Within 90 Days	91 Days to 1 Year	Over 1 to 3 Years	3 Years and Over	Total
	(Dollars in Thousands)
Interest-earning assets:
Fixed-rate mortgage loans (1)	$519,222	$752,538	$827,003	$616,900	$2,715,663
Other loans (2)	2,013,296	1,695,068	2,124,163	1,097,896	6,930,423
Investments (3)	424,125	305	15,270	917,340	1,357,040

Interest-earning assets	2,956,643	2,447,911	2,966,436	2,632,136	11,003,126

Total deposits and interest-bearing liabilities:
Checking, savings and money market deposits	1,843,774	607,342	581,796	818,499	3,851,411
Certificates of deposit	645,871	1,065,415	630,117	261,796	2,603,199
Borrowings (4)	3,091,303	130,000	(100,000)	1,472,322	4,593,625
Impact of interest rate swap agreements	(1,120,000)	500,000	—	620,000	—

Total deposits and interest-bearing liabilities	4,460,948	2,302,757	1,111,913	3,172,617	11,048,235

Gap position	(1,504,305)	145,154	1,854,523	(540,481)	(45,109)

Cumulative gap position	$(1,504,305)	$(1,359,151)	$495,372	$(45,109)	$(45,109)

Gap as a percentage of total assets	(12.34)%	1.19%	15.21%	(4.43)%	(.37)%
Cumulative gap as a percentage of total assets	(12.34)%	(11.15)%	4.06%	(.37)%	(.37)%

(1)	Includes single-family and multi-family mortgage loans and mortgage-backed securities.
(2)	Includes adjustable-rate single-family mortgage loans, adjustable-rate mortgage-backed securities and all other types of loans with either fixed or adjustable interest rates.
(3)	Included in the “Within 90 Days” column is Federal Home Loan Bank stock of $243.3 million.
(4)	Includes advances from the FHLB and other borrowings.

The Bank’s one-year cumulative gap is a negative $1.4 billion, or 11.15% of the Bank’s total assets at December 31, 2003, compared to a positive $215.2 million, or 1.64%, of the Bank’s total assets at December 31, 2002. Management anticipates that during 2004, market interest rates will remain near the level in effect toward the end of 2003. Therefore, management does not foresee that the one-year negative cumulative gap will adversely impact net interest income during 2004. The interest rate risk policy of the Bank limits the liability sensitive one-year cumulative gap to not exceed 15.0%.

The Corporation’s interest rate sensitivity is also monitored through analysis of the change in the net portfolio value (“NPV”). The Corporation’s Asset Liability Management Committee (“ALCO”), comprised of members of senior management, monitors the sensitivity of the value of the balance sheet to changes in market interest rates. The primary purpose of the asset/liability management function is to manage the Corporation’s combined portfolio such that its capital is leveraged effectively into assets and liabilities which maximize corporate profitability while minimizing exposure to changes in interest rates. The ALCO and the Board of Directors review the interest rate risk position of the Bank on a quarterly basis.

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

If estimated changes to the NPV ratio and the sensitivity gap are not within the limits established by the Board of Directors, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits. The Corporation’s Board of Directors has adopted an interest rate risk policy which establishes a minimum allowable NPV ratio (generally 4.00%) over a range of hypothetical interest rates extending from 300 basis points below current levels to 300 basis points above current levels. In addition, the policy establishes a maximum allowable change in the NPV ratio of 2.00% in the event of an instantaneous and adverse change in interest rates of 200 basis points. Due to the current low interest rates in 2003, the hypothetical changes in interest rates for the 200 basis point decline and the 300 basis point decline were not calculated since using such negative interest rate scenarios would yield meaningless results.

The OTS monitors the Bank’s interest rate risk management procedures under guidelines set forth in Thrift Bulletin 13a. This bulletin requires that the Corporation’s Board of Directors set interest rate risk limits that would prohibit the Bank from exhibiting a post-shock NPV ratio and interest rate sensitivity measure of “significant risk” or “high risk”, as defined by the OTS. The OTS limits generally set a minimum NPV ratio of 6.00% at the 200 basis points rate shock level, and a maximum change in NPV ratio of 4.00% at the same level. Alternately, the OTS set a minimum NPV ratio of 4.00% at the 200 basis point rate shock level and a maximum change in the NPV ratio of 2.00% at the same level. Finally, due to the low interest rate environment, OTS limits have temporarily been removed from the “down 200 basis points” and replaced with a “down 100 basis points” test.

The following table presents the projected change in the Bank’s NPV ratio for various hypothetical rate shock levels as of December 31, 2003.

Hypothetical Change in Interest Rates	Market Value of Capital	Market Value of Assets	NPV Ratio	Minimum Board Limit	Change in NPV Ratio Over Base Scenario	Board Maximum Allowable Change
	(Dollars in Thousands)

300 basis point rise	$518,694	$11,325,055	4.58%	4.00%	(.69)%	n/a
200 basis point rise	606,616	11,602,562	5.23%	4.00%	(.04)%	(2.00)%
100 basis point rise	656,472	11,851,336	5.54%	4.00%	.27%	n/a
Base Scenario	634,445	12,037,272	5.27%	4.00%	—	n/a
100 basis point decline	552,597	12,169,548	4.54%	4.00%	(.73)%	n/a

At December 31, 2003, the Bank’s NPV ratios were within the targets set by the Board of Directors in all rate scenarios. In addition, at December 31, 2003, the Bank was within the limits set by the OTS to maintain a risk rating of “minimal risk,” the most favorable risk rating. The NPV ratio is calculated by the Corporation pursuant to guidelines established by the OTS. The modeling calculation is based on the net present value of discounted estimated cash flows utilizing prepayment assumptions and market rates of interest provided by independent sources as of December 31, 2003, with adjustments made to reflect the shift in interest rates as appropriate. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

Provision for Loan Losses and Asset Quality

The allowance for loan losses is based upon management’s continuous evaluation of the collectibility of outstanding loans, which takes into consideration such factors as changes in the composition of the loan portfolio and economic conditions that affect the borrower’s ability to pay, regular examinations of specific problem loans by the Corporation’s credit review team, quarterly review discussions of criticized loans, and reviews of the overall portfolio quality and real estate market conditions in the Corporation’s lending areas. Management of the Corporation believes that the present level of allowance for loan losses is adequate to reflect the risks inherent in its portfolios. However, there can be no assurance that the Corporation will not experience increases in its nonperforming assets, that it will not increase the level of its allowance in the future or that significant provisions for losses will not be required based on factors such as deterioration in market conditions, changes in borrowers’ financial conditions, delinquencies and defaults.

The allowance for loan losses consists of two elements. The first element is an allocated allowance established for specifically identified loans that are evaluated and are considered to be individually impaired. The second element is an estimated allowance established for impairment on each of the Corporation’s pools of outstanding loans. These estimated allowances are based on several analysis factors including the Corporation’s past loss experience, general economic and business conditions, geographic and industry concentrations, credit quality and delinquency trends, and known and inherent risks in each of the portfolios. These evaluations are inherently subjective and require frequent revisions as updated information becomes available.

An analysis of the allowance for loan losses for the years ended December 31 is as follows:

	2003	2002	2001
	(In Thousands)

Beginning balance	$106,291	$102,451	$83,439
Provision charged to operations	22,003	31,002	38,945
Charge-offs	(26,328)	(32,693)	(25,074)
Recoveries	6,806	5,675	5,318
Other	(618)	(144)	(177)

Ending balance	$108,154	$106,291	$102,451

The Corporation recorded loan loss provisions totaling $22.0 million, $31.0 million and $38.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. The allowance for loan losses was 1.34% of loans receivable at December 31, 2003, compared to 1.36% and 1.25% at December 31, 2002 and 2001, respectively. The allowance for loan losses as a percentage of loans receivable for the years ended 2003 and 2002 remained relatively flat due to minimal change in management’s assessment of the credit quality of the loan portfolios, general economic conditions, and other factors. The allowance for loan losses as a percentage of loans receivable for the year ended 2001 was lower compared to 2002 due to less risk in the portfolio mix as the focused growth in commercial and consumer lending had not yet begun. Also, the upward trend of net charge-offs in 2002 compared to 2001 impacted the increased level in the allowance for loan losses as a percentage of loans receivable during 2002. The decreases in the loan loss provisions for 2003 compared to 2002 and for 2002 compared to 2001 are reflective of the changes in the allowance for loan losses relative to the size and the quality of the loan portfolio as well as general economic conditions during those periods.

Net loans charged-off totaled $19.5 million and $27.0 million in 2003 and 2002, respectively. The favorable decrease in 2003 compared to 2002 was due primarily to decreases in charge-offs of commercial real estate loans, commercial operating loans and residential loans totaling $6.4 million, $3.2 million and $1.7 million, respectively, partially offset by an increase in charge-offs for consumer loans totaling $4.2 million. The primary reason for the decrease in the commercial real estate loan charge-offs comparing 2003 and 2002, is due to a few large commercial real estate loan charge-offs recognized in 2002.

The Corporation’s residential mortgage loan portfolio is primarily secured by properties located within its branch market area or in areas where the Corporation has broker or correspondent relationships for residential mortgage loan originations. At December 31, 2003, the residential loan portfolio totaled $3.4 billion and is secured by properties located primarily in Colorado (14%), Nebraska (9%), Massachusetts (9%), Kansas (8%),

and Iowa (6%). At December 31, 2002, the residential loan portfolio totaled $3.7 billion and was secured by properties located primarily in Colorado (13%) and Nebraska (11%). There are no significant credit risk concerns related to the economic conditions in the states where these residential properties securing the Corporation’s mortgage loans are located.

At December 31, 2003, the commercial real estate loan portfolio totaled $2.0 billion and is secured by properties located primarily in Colorado (23%), Iowa (21%), Arizona (11%) and Missouri (11%). At December 31, 2002, the commercial real estate loan portfolio totaled $1.8 billion and was secured by properties located primarily in Colorado (26%), Iowa (16%) and Arizona (10%). There are no significant credit risk concerns related to the business and economic conditions in the states where the commercial real estate securing the Corporation’s commercial real estate loans are located.

Nonperforming assets are monitored on a regular basis by the Corporation’s internal credit review and problem asset teams. Nonperforming assets at December 31 are summarized as follows:

	2003	2002	2001
	(Dollars in Thousands)
Nonperforming loans: (1)
Residential real estate	$40,065	$46,394	$52,792
Commercial real estate	7,363	17,890	23,423
Consumer, commerical operating and other loans	8,491	8,130	6,929

Total nonperforming loans	55,919	72,414	83,144

Foreclosed real estate:
Commercial	32,839	24,707	30,368
Residential	16,905	15,301	14,840

Total foreclosed real estate	49,744	40,008	45,208

Troubled debt restructurings: (2)
Commercial	4,712	1,547	3,057
Residential	—	—	84

Total troubled debt restructurings	4,712	1,547	3,141

Total nonperforming assets	$110,375	$113,969	$131,493

Nonperforming loans to loans receivable (3)	.69%	.93%	1.02%
Nonperforming assets to total assets	.91%	.87%	1.02%
Allowance for loan losses	$108,154	$106,291	$102,451
Allowance for loan losses to:
Loans receivable (3)	1.34%	1.36%	1.25%
Total nonperforming loans	193.41%	146.78%	123.22%

(1)	Nonperforming loans consist of nonaccruing loans (generally loans 90 days or more past due) and accruing loans that are contractually past due 90 days or more. At December 31, 2003, 2002 and 2001, there were no accruing loans contractually past due 90 days or more. Residential real estate loans are considered nonperforming if four or more monthly payments are missed. Credit card loans continue to accrue interest up to 120 days past due at which point the credit card loan balances plus accrued interest are charged off.
(2)	A troubled debt restructuring is a loan on which the Corporation, for reasons related to the debtor’s financial difficulties, grants a concession to the debtor that the Corporation would not otherwise consider. The concession could be a reduction in the loan’s interest rate, a reduction in the face amount of the debt, or an extension of the maturity date of the loan.
(3)	Based on the net book value of loans receivable before deducting allowance for loan losses at the respective dates.

The table above excludes nonperforming loans held for sale totaling $25.0 million, $32.0 million and $37.9 million, respectively, at December 31, 2003, 2002 and 2001, related to the GNMA optional repurchase program. These guaranteed mortgage loans serviced for GNMA include loans that have been repurchased or are eligible for repurchase by the Corporation at the Corporation’s option and without prior authorization from GNMA when specific delinquency criteria are met. Therefore, the Corporation is deemed to have regained effective control over these assets. These nonperforming loans are guaranteed by the FHA or VA with the Corporation either reselling these loans or undertaking collection efforts through the FHA/VA foreclosure process for reimbursement of these repurchased loans. The Corporation is reimbursed for substantially all costs incurred after the foreclosure process is complete.

Nonperforming loans at December 31, 2003 decreased by $16.5 million compared to December 31, 2002, due primarily to net decreases in commercial real estate loans totaling $10.5 million and residential real estate loans totaling $6.3 million. The reduction in the nonperforming loans is partially attributable to the foreclosure of real estate collateralizing certain loans in addition to the strength of the credit underwriting, loan review and collection processes of the Corporation. Nonperforming loans at December 31, 2002 decreased by $10.7 million compared to December 31, 2001, due primarily to net decreases in residential real estate loans totaling $6.4 million and commercial real estate loans totaling $5.5 million. The higher concentrations of nonperforming loans at December 31, 2003 were secured by properties in Iowa (15%), Oklahoma (13%), Colorado (13%) and Kansas (12%). Similarly, the higher concentration levels of nonperforming loans at December 31, 2002 were secured by properties located in Iowa (13%), Oklahoma (13%) and Kansas (13%). The economy of these Midwestern markets has remained relatively stable during 2003.

The $9.7 million increase in foreclosed real estate at December 31, 2003 compared to 2002 is due to capitalized expenses totaling $6.2 million on the residential master planned community property in Nevada and the foreclosure of a residential construction project in Colorado totaling $4.0 million. Foreclosed real estate decreased $5.2 million at December 31, 2002 compared to December 31, 2001 due primarily to the sale of a commercial construction property totaling $3.9 million. Foreclosed real estate at December 31, 2003, is located primarily in Nevada (57%), Colorado and Iowa, compared to December 31, 2002, where the highest concentrations were located primarily in Nevada (55%), Iowa and Missouri, and to December 31, 2001, where the higher concentrations were located primarily in Nevada (48%), Missouri and Arizona.

Troubled debt restructurings increased $3.2 million at December 31, 2003, compared to December 31, 2002, primarily due to the restructuring of a commercial real estate loan during the March 2003 quarter. Troubled debt restructurings decreased $1.6 million at December 31, 2002, compared to December 31, 2001, due primarily to the reclassification of seven loans totaling $1.4 million from troubled debt restructuring status to current loan status.

Non-Interest Income

Retail Fees and Charges

The major components of retail fees and charges for the years ended December 31 are as follows:

	2003	2002	2001
	(In Thousands)

Nonsufficient fund charges and overdraft fees	$33,233	$31,320	$31,450
Service charges	11,665	12,042	10,711
Debit and credit card fees, net	8,135	7,506	7,325
Transaction fees and other	4,765	4,411	4,033

Retail fees and charges	$57,798	$55,279	$53,519

The primary source of retail fees is customer charges for retail financial services such as checking account fees and service charges, charges for insufficient checks or uncollected funds, stop payment fees, debit card annual fees, overdraft protection fees, transaction fees for personal checking, interchange revenue from use of debit and credit cards and automatic teller machine services. The net increases in nonsufficient fund and overdraft fees totaling $1.9 million, comparing 2003 to 2002 are due primarily to increases in transaction volumes and a 5.6% increase in the number of checking accounts. The increase in debit and credit card fees of $629,000 comparing 2003 to 2002 is due to an increase in the number of accounts and the dollar amounts of transactions comparing the respective periods. These increases were partially offset by a reduction of interchange fees for debit card purchases effective August 1, 2003, due to a third-party settlement of debit card litigation with VISA Inc. to which the Corporation was not a party. As a result of this litigation, the interchange rate paid for debit card transactions was reduced and therefore, the Corporation, which issues VISA debit cards, will generate less fee income per debit card transaction in the future.

The 2002 increase in retail fees and charges over 2001 is primarily due to an increased retail pricing structure effective September 1, 2001, increased debit card annual fees charged in 2002 and an increase in the number of checking accounts.

Loan Servicing Fees and Mortgage Servicing Rights Valuation Adjustment

The major components of loan servicing fees for the years ended December 31 and the amount of loans serviced for other institutions are as follows:

	2003	2002	2001
	(In Thousands)
Revenue:
Loan servicing fees	$38,341	$32,580	$33,079
Late loan payment fees	6,708	6,544	6,693

Total revenues	45,049	39,124	39,772
Amortization of mortgage servicing rights	(75,044)	(31,025)	(17,092)

Loan servicing fees, net	$(29,995)	$8,099	$22,680

Valuation adjustment for impairment	$28,678	$(60,417)	$(19,058)

Loans serviced for other institutions at year end	$11,439,187	$11,531,755	$9,488,621

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

The increase in revenue from loan servicing fees comparing 2003 to 2002 is due to a higher average balance of mortgage loans serviced for others of $11.5 billion during 2003 compared to $9.7 billion during 2002. The higher average balance of loans serviced for others relates to the purchases of loan servicing portfolios of $2.0 billion during the latter part of 2002, net of a sale of servicing which occurred during the second quarter of 2003 for $501.9 million. The average service fee rate remained constant at .33% for 2003 compared to 2002. Mortgage servicing rights are amortized over the period of estimated net servicing income. Since the expected net servicing income cash flows have been reduced as a result of a sharp increase in loan prepayments during this period of historically low interest rates, amortization expense of mortgage servicing rights has significantly increased comparing periods. Management anticipates significantly lower levels of mortgage servicing rights amortization during 2004 since interest rates which drive this amortization are expected to remain near the level of interest rates in effect toward the end of 2003.

The fair value of the Corporation’s loan servicing portfolio decreases as mortgage interest rates decline and loan prepayments increase. Conversely, the value of the Corporation’s loan servicing portfolio increases as mortgage interest rates rise. The negative effect on the Corporation’s income caused by a decrease in the fair value of the loan servicing portfolio in a declining interest rate environment would be offset, in part, by increased revenue from loan servicing fees attributable to new loan originations, which historically have increased in periods of declining mortgage interest rates. A valuation recovery totaling $28.7 million was recorded during the year ended December 31, 2003, as an increase to the net carrying amount of the mortgage servicing rights portfolio as a result of an increase in interest rates during the latter part of 2003. This 2003 recovery compares to a valuation adjustment loss recorded for the year ended December 31, 2002, totaling $60.4 million in response to declining market interest rates. At December 31, 2003, the valuation allowance on the mortgage servicing rights portfolio totaled $49.3 million compared to $80.1 million at December 31, 2002.

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

Gain on Sales of Securities and Changes in Fair Values of Derivatives, Net

The following transactions were recorded during the years ended December 31:

	2003	2002	2001
	(In Thousands)
Gain on the sales of available-for-sale securities:
Investment securities	$47,699	$35,365	$14,727
Mortgage-backed securities	11,693	520	3,571

Net gain on the sales of available-for-sale securities	59,392	35,885	18,298

Changes in the fair values of interest rate floor agreements not qualifying for hedge accounting	(3,225)	6,667	(870)
Termination of interest rate swap agreements	(29,426)	—	—
Other items, net	26	(1,969)	(2,006)

Subtotal	(32,625)	4,698	(2,876)

Gain on the sales of securities and changes in fair values of derivatives, net	$26,767	$40,583	$15,422

During 2003, the Corporation reduced the size of its balance sheet as part of a strategic plan to reduce available-for-sale investment and mortgage-backed securities that are lower margin contributors to net interest income. This plan included decreasing the size of the lower-yielding investment and mortgage-backed available-for-sale securities portfolios and paying down a portion of FHLB debt. During the year ended December 31, 2003, the Corporation sold available-for-sale investment and mortgage-backed securities totaling $2.1 billion resulting in a pre-tax net gain of $59.4 million. A portion of this gain was recognized to partially offset the impact to net income caused by the recognition of a $29.4 million loss on the termination of certain interest rate swap agreements that were previously hedging the interest payments of $300 million in adjustable-rate FHLB advances that were paid off. Before these FHLB advances were paid off, the fair value loss for these interest rate swap agreements was previously recorded as a component of other comprehensive income since these swap agreements were designated as cash flow hedges. The Corporation’s sales of securities also reflect gains and losses recognized to strategically offset valuation adjustments of its mortgage servicing rights asset, higher levels of amortization of its mortgage servicing rights asset, and accelerated amortization of net deferred costs and premiums on mortgage loans and mortgage-backed securities due to the low interest rate environment and the resulting significant increase in mortgage loan prepayments. The Corporation expects to continue to offset valuation adjustments of mortgage servicing rights with securities gains and losses during 2004.

During the years ended December 31, 2002 and 2001, the Corporation sold available-for-sale investment and mortgage-backed securities totaling approximately $1.1 billion for each year resulting in pre-tax net gains of $35.9 million and $18.3 million, respectively. These net gains were recognized to partially offset the valuation adjustment losses of $60.4 million and $19.1 million, respectively, in the mortgage servicing rights portfolio for the years ended December 31, 2002 and 2001.

At December 31, 2003, 2002 and 2001, the Corporation had interest rate floor agreements with notional amounts totaling $1.4 billion, $1.2 billion and $630.0 million, respectively, with a net market valuation adjustment loss totaling $3.2 million for 2003, a net gain totaling $6.7 million for 2002, and a net loss totaling $870,000 for 2001. These interest rate floor agreements are used to protect the fair value of the mortgage servicing rights portfolio to impairment exposure risk from declining interest rates.

Gain on Sales of Loans

The Corporation’s mortgage banking activities involve the origination of mortgage loans and the subsequent sale of these mortgage loans in the secondary market with loan servicing retained and without recourse to the Corporation. The category in the Consolidated Statement of Income entitled “Gain on Sales of Loans” includes changes in the fair values of certain derivative financial instruments (forward loan sales commitments, rate lock commitments to originate mortgage loans held for sale and call options) and hedged items (warehouse loans) in addition to net realized gains on the sales of loans. These derivative financial instruments related to mortgage banking activities and certain hedged warehouse loans are recorded at fair value with the changes in fair value reported in current earnings. Warehouse loans which do not have critical matched terms with related forward loan sales commitments that are used to hedge them are carried at the lower of cost or market. See Note 13 “Derivative Financial Instruments” for additional information related to derivative financial instruments.

During the years ended December 31, 2003, 2002 and 2001, the Corporation recorded net gains on (i) the sale of loans and (ii) changes in the fair values of mortgage banking related derivative financial instruments and hedged items totaling $23.9 million, $36.2 million and $8.7 million, respectively. During the years ended December 31, 2003, 2002 and 2001, loans totaling $5.1 billion, $3.4 billion and $2.7 billion, respectively, were sold. The significant increases in the volume of loans sold during 2003 and 2002 compared to the prior year relate to record mortgage loan production volumes as consumers took advantage of historically low market interest rates to refinance or originate mortgage loans. The increase in gains on sales of loans comparing 2002 to 2001 relates to the Corporation taking advantage of pricing opportunities resulting from historically low interest rates and unprecedented loan demand during 2002. However, gains on sales of loans decreased in 2003 from 2002 as peak volumes of residential mortgage loans held for sale slowed down during the latter part of 2003 and pricing spreads began to shrink in response to changing competitive market factors. Management anticipates a continued reduction in the level of gains on sales of loans during 2004 primarily due to lower expected mortgage loan production volumes and competitive market conditions.

Bank Owned Life Insurance

In December 2000, the Corporation invested in two BOLI policies with a contract value of $200.0 million. Revenue from the BOLI program has since become a significant component of other operating income. In 2003, the Corporation recorded $11.6 million in revenue from the BOLI program compared to $12.7 million and $13.0 million, respectively, during the years ended December 31, 2002 and 2001.

Other Operating Income

The following details the major components of other operating income for the years ended December 31:

	2003	2002	2001
	(In Thousands)

Brokerage commissions	$7,825	$7,460	$9,874
Insurance services income	5,724	6,134	5,884
Credit life and disability commissions	890	2,544	2,255
Loan fee income	5,942	4,803	3,092
Other	7,562	7,126	6,130

Total other operating income	$27,943	$28,067	$27,235

Net changes in brokerage commissions comparing 2003 to 2002 is due to increased customer activity in the stock market as consumer confidence in the stock market began to improve during 2003. Insurance services income decreased slightly comparing periods due primarily to increases in life insurance and accident and health insurance-related expenses. Credit life and disability commissions decreased $1.7 million in 2003 compared to 2002 due to lower commission rates on policies sold and lower sales as a result of regulatory changes that capped the amount of credit life insurance that could be sold in connection with a consumer loan. The $1.1 million increase in loan fee income is related to increased loan production and prepayment activity as a result of the low interest rate environment.

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

Non-Interest Expense

General and Administrative Expenses

General and administrative expenses totaled $271.4 million for 2003 compared to $260.1 million for 2002 and $234.5 million for 2001. The net increase for the year ended 2003 compared to 2002 is due primarily to increases in compensation and benefits, loan expenses, occupancy and equipment and advertising partially offset by net decreases in other operating expenses, foreclosed real estate and outside services. This net increase in general and administrative expenses resulted in an unfavorable increase in the Corporation’s efficiency ratio to 64.3% at December 31, 2003, from 58.0% at December 31, 2002. Compensation and benefits increased $9.8 million due primarily to increased labor costs associated with record levels of loan prepayments, increased production incentive bonuses, annual merit increases and increased employee benefits and taxes. Loan expenses increased $5.7 million primarily as a result of significantly higher loan servicing expenses related to loan prepayment activity. Occupancy and equipment increased $2.2 million due primarily to additional costs related to new branch expansion and retail system upgrades comparing the respective periods. Advertising increased $902,000 primarily due to a cash back incentive program for debit and credit card transactions that generated higher interchange revenue for the Bank offset by increased expenses in the first part of 2003 and expanded promotions of products relating to checking accounts and Internet banking. Other operating expenses decreased $3.5 million for 2003 compared to 2002 due primarily to decreases in contributions totaling $2.7 million and decreased losses on the sale of fixed assets totaling $1.6 million. These decreases to other operating expenses were partially offset by a net gain totaling $895,000 on the sale of four Minnesota branches in 2002 which reduced 2002 expenses. Foreclosed real estate expenses decreased $2.9 million due primarily to a $1.9 million impairment loss recorded in the 2002 period on the residential master planned community property in Nevada. Outside services decreased $1.4 million due primarily to decreases in consulting services comparing periods.

Management of the Corporation expects general and administrative expense growth for 2004 to approximate general inflationary trends.

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

Core Value of Deposits and Goodwill Amortization

During the year ended December 31, 2003, the amortization of core value of deposits totaled $5.5 million compared to $6.4 million and $7.2 million, respectively, for the years ended December 31, 2002 and 2001. The decrease in amortization expense for 2003 compared to 2002 is primarily due to core value of deposits relating to the acquisitions of Home Federal Savings Bank and Heartland Federal Savings Bank becoming fully amortized during 2003, and certain other core value of deposits amortizing on an accelerated basis. The decrease comparing 2002 to 2001 is primarily due to core value of deposits amortizing on an accelerated basis.

Effective January 1, 2002, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Beginning in 2002, goodwill is no longer subject to amortization, but is evaluated for impairment at least on an annual basis. During the quarter ended June 30, 2002, the Corporation completed the transitional impairment test on its goodwill as of January 1, 2002, as required by SFAS No. 142. Annual impairment evaluations were completed as of October 1, 2003 and 2002. No impairment losses were recognized as a result of these evaluations. See Note 9 “Intangible Assets” for additional information.

Income Tax Provision

The provision for income taxes totaled $34.3 million for the year ended December 31, 2003, compared to $43.7 million and $43.4 million, respectively, for the years ended December 31, 2002 and 2001. The effective tax rate was 27.8% for 2003 compared to 29.0% and 30.9% for 2002 and 2001, respectively. The effective tax rate is lower for 2003 compared to 2002 due to the lower level of pre-tax income and increases in tax-exempt interest income and tax credits. The effective tax rate for 2002 is lower than the rate for 2001 due to the cessation of goodwill amortization effective January 1, 2002, and to increases in tax-exempt interest income, life insurance proceeds and tax credits. The effective tax rates for 2003, 2002 and 2001 vary from the statutory rate of 35.0% primarily due to tax benefits from the BOLI, tax-exempt interest income and tax credits.

Liquidity and Capital Resources

The Corporation manages its liquidity at both the parent company and subsidiary levels. The objective of liquidity management is to ensure the Corporation has the continuing ability to maintain cash flows that are sufficient to fund operational needs and meet obligations and other commitments on a timely and cost-effective basis. The parent company requires cash for the payment of dividends on its common stock, repurchases of its common stock, principal and interest payments on borrowings, and income tax payments. The principal asset of the parent company is its investment in the capital stock of the Bank. Since the parent company does not generate any significant revenues independent of the Bank, the parent company’s liquidity is dependent on the extent to which it receives cash distributions from the Bank and the extent to which it is able to borrow funds. The parent company also receives funds from the Bank for income tax benefits from operating losses of the parent company as provided in the corporate tax sharing agreement. In addition, the parent company also receives cash from the exercise of employee stock options.

The Bank’s ability to pay cash distributions to the parent company is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Capital distribution regulations of the OTS, as defined, allow the Bank to pay capital distributions during a calendar year upon notice to the OTS. These capital distributions are limited to the sum of 100% of the Bank’s retained net income (defined as net income determined in accordance with generally accepted accounting principles less total capital distributions declared) for the current calendar year plus the Bank’s retained net income for the preceding two calendar years. Capital distributions in excess of the Bank’s retained net income require the submission of an application for approval from the OTS. At December 31, 2003, the Bank’s total distributions exceeded its retained net income by $115.6 million under this regulation thereby requiring the Bank to file an application with the OTS for any capital distribution.

With the significant increase in the parent company’s repurchases of its common stock in 2003 at a cost of $95.5 million, up from $25.7 million in 2002, the parent company required increased cash distributions from the Bank totaling $125 million in 2003, up from $85 million in 2002. As an additional source of cash, in September 2003, the parent company received proceeds of $10 million, through Commercial Federal Capital Trust I, a Delaware statutory trust of the parent company, through the issuance of $10.31 million of floating-rate junior subordinated debt securities due October 8, 2033. See Note 12 “Other Borrowings” for additional information related to other borrowings. During 2001, the parent company repurchased its common stock at a cost of $180.9 million which also required a significant distribution from the Bank of $216 million. The parent company’s ability to continue its common stock repurchases in 2004 is dependent on the Bank’s ability to generate sufficient earnings, while maintaining regulatory capital at a well-capitalized level. Management closely evaluates its capital and liquidity position before stock repurchases are made. See Note 15 “Stockholders’ Equity and Regulatory Restrictions” for additional information regarding the Corporation’s repurchases of its common stock.

Cash dividends paid by the parent company to its common stock shareholders are subject to the discretion of the Board of Directors of the Corporation and depend on a variety of factors, including operating results and financial condition, liquidity, regulatory capital limitations and other factors. Payments of cash dividends totaled $16.8 million for the year ended December 31, 2003, an increase of $1.3 million from 2002. The Corporation has a goal of increasing dividends at or above the growth rate of earnings in future periods. The Corporation’s ability to meet this goal will be contingent on the Bank’s capacity to pay cash distributions to the parent company in consideration of regulatory limitations.

The Bank’s primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the FHLB and (iv) cash generated from operations. Deposits and FHLB advances continue to provide the Bank with a significant source of stable funding. The Bank’s continuing ability to retain and grow its deposit base depends on various factors, such as customer convenience, customer satisfaction and the competitiveness of the Bank’s products and interest rates offered. Management continues to focus on high customer service levels and actively considers competitive factors in determining its product offerings and pricing. Since management anticipates a continued reliance on FHLB advances as a significant source of funding, its asset-liability management strategies consider the need to plan for the availability of required assets to pledge as collateral to obtain these funds. Management does not foresee any obstacles in the Corporation’s ability to continue to rely on deposits and FHLB advances as its primary sources of funding.

The variability in cash flow requirements related to mortgage banking activity can result in significant short-term fluctuations in the level of cash provided or used by operating activities. As mortgage rates decline, customer payoff and refinancing activities accelerate, while in an increasing rate environment, the opposite effect tends to occur. The volatility in cash flows associated with loans held for sale is further impacted by the timing of cash outlays for mortgage loan originations and purchases and the receipt of proceeds for the sales of mortgage loans. However, due to the cyclical pattern of mortgage loan originations/purchases and sales and the short period of time between the origination or purchase of the loans and the subsequent sale (generally, 60 days or less), the amount of funding necessary to sustain the mortgage banking operations does not significantly affect the Bank’s overall liquidity requirements. The short-term variability in cash flows related to mortgage banking is supported by the net increase in cash provided by operating activities of $722.4 million during 2003, primarily attributable to the increase in proceeds from the sales of mortgage loans, net of cash outlays for the origination and purchase of mortgage loans held for sale totaling $744.8 million during 2003 compared to 2002. Conversely, the increase in net cash used by operations of $388.3 million during 2002 resulted largely from the increase in cash outlays for the origination and purchase of mortgage loans held for sale exceeding proceeds from the sales of mortgage loans by $253.2 million during 2002 compared to 2001.

Net cash provided or used by investing activities fluctuates from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities, (ii) the purchase and origination of loans held for investment and (iii) the purchases and sales of mortgage-backed and investment securities. During 2003 and 2002, investing activities generated net cash inflows of $605.6 million and $447.2 million, respectively, primarily due to significantly high levels of loan and mortgage-backed security prepayments exceeding the cash outlays for the purchase and origination of loans. These high prepayment levels occurred in response to the historically low interest rate environment during these years. Additionally, during 2003, a significant amount of activity occurred relating to the Bank’s investment and mortgage-backed securities portfolio generating a net cash outflow. This activity involved the Bank’s sales of securities to generate gains or losses to strategically offset net valuation recoveries related to mortgage servicing rights totaling $28.7 million, high levels of amortization of mortgage servicing rights, accelerated amortization of net deferred costs and premiums on mortgage loans and mortgage-backed securities, and a $29.4 million loss on the termination of certain interest rate swap agreements that were previously hedging FHLB debt that was paid down. Investment activity also occurred in conjunction with the Bank’s asset-liability management strategies including sales of investments and mortgage-backed securities that were lower margin contributors to net interest income. During 2002, investment activity also resulted in a net cash outflow. This activity included the sales of securities to strategically generate gains to offset valuation adjustment losses of $60.4 million recognized in the Bank’s mortgage servicing rights portfolio in addition to other investment activity related to the Bank’s asset-liability management strategies. Net cash flows used by investing activities totaled $469.1 million for the year ended December 31, 2001. A significant portion of this net cash outflow related to the divestiture of 34 branches in conjunction with the Corporation’s strategic initiatives. The divestiture of these branches was represented by a net $259.1 million cash outflow consisting primarily of the outflow of deposits sold totaling $446.3 million. In addition, during the year ended December 31, 2001, the Corporation sold investment and mortgage-backed securities in part to offset the valuation adjustment loss of $19.1 million in the mortgage servicing rights portfolio in addition to other investment activity related to the Bank’s asset-liability management strategies. A substantial portion of the leasing portfolio was also sold in 2001 for cash and a secured note for $9.5 million.

Net cash flows used by financing activities totaled $871.4 million in 2003 primarily as a result of a net decrease of $364.3 million in FHLB advances and the purchase of reverse repurchase agreements for $400 million in conjunction with the Bank’s strategy to reduce its lower-yielding investment and mortgage-backed securities and pay down a portion of FHLB advances. The purchase of the reverse repurchase agreements resulted in a decrease in the net level of funding from repurchase agreements since this $400 million was offset as a reduction to repurchase agreements. During 2002, net cash provided by financing activities totaled $45.8 million. This net cash inflow resulted from a net increase of $67.8 million in deposits, excluding the effect of branch sales, primarily related to an increase in money market and checking accounts largely due to new product promotions and a resulting increase in new customer accounts. Net cash provided by financing activities in 2001 totaled $594.4 million primarily as a result of a net increase of $1.4 million in cash provided by FHLB advances and a net decrease of $851.7 million in deposits during 2001 due to the run-off of higher costing certificates of deposits and the reduction in brokered deposits used for funding needs. During 2001, the Bank issued and sold $30.0 million of floating rate subordinated debt securities due December 2011 and $20.0 million of floating rate junior subordinated debentures due December 2031. The $30.0 million of subordinated debt securities and the $20.0 million of junior subordinated debentures are includable as part of supplementary Tier 2 regulatory capital for the Bank. Proceeds from these issuances were utilized by the Bank to make capital distributions to the parent company.

Capital Adequacy

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Regulators can initiate certain mandatory, and possibly additional discretionary, actions if the Bank fails to meet minimum capital requirements. These actions could have a direct material effect on the Corporation’s financial position and results of operations. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors. See Note 16 “Regulatory Capital” for further information regarding the Bank’s regulatory capital levels and ratios relative to minimum requirements.

As of December 31, 2003, the most recent notification from the OTS categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events that management believes have changed the Bank’s classification. Management closely monitors its capital levels and intends to maintain a “well-capitalized” classification.

Contractual Obligations and Other Commitments

Through the normal course of operations, the Corporation enters into certain contractual obligations and other commitments. These obligations generally relate to funding of operations through debt issuances as well as leases for premises and equipment. As a financial institution, the Bank routinely enters into off-balance sheet agreements including commitments to extend credit, standby letters of credit, and financial guarantees on loans sold with recourse and on other contingent obligations. See Note 17 “Commitments and Contingencies” for more information regarding the Corporation’s commitments and guarantees. Loan commitments are generally expected to settle within three months following December 31, 2003. The outstanding commitments to originate loans or fund commercial and consumer lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. Such commitments are subject to the same credit policies and approval processes accorded to loans made by the Corporation. Mortgage loan commitments include loans in the process of approval for which the Corporation has rate lock commitments. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described.

Certain commitments of the Corporation are derivative financial instruments. See “Asset/Liability Management” and Note 13 “Derivative Financial Instruments” for additional information regarding derivative financial instruments.

The following presents the Corporation’s outstanding commitments relating to loans at December 31, 2003:

(In Thousands)
To fund and purchase:
Residential mortgage loans	$451,241
Commercial real estate loans	56,824
Consumer, commercial operating and agricultural loans	32,134
Consumer unused lines of credit	254,560
Commercial unused lines of credit	137,137

Total—commitments to fund and purchase	$931,896

Mandatory forward delivery commitments to sell residential mortgage loans	$407,000

The following presents the Corporation’s other contractual obligations at December 31, 2003:

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In Thousands)

Long-term debt	$2,570,708	$140,625	$162,500	$1,860,410	$4,734,243
Certificates of deposit	1,798,150	543,090	258,824	3,135	2,603,199
Capital lease obligations	272	361	344	1,407	2,384
Operating lease obligations	5,508	9,230	6,042	29,499	50,279
Purchase obligations	22,231	43,109	41,698	1,737	108,775

Totals	$4,396,869	$736,415	$469,408	$1,896,188	$7,498,880

Management closely monitors the availability of liquid and capital resources to meet the Corporation’s funding requirements for operating activities, including the commitments and obligations presented in the tables above. As discussed in “Liquidity and Capital Resources”, management does not foresee any difficulties in meeting its liquidity requirements in order to ensure the safety and soundness of its operations.

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

Recently Adopted Accounting Pronouncements

During 2003, the following new accounting pronouncements were applicable to and adopted by the Corporation:

•	Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations”

•	SFAS No. 145 “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections”

•	SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”

•	Financial Accounting Standards Board (“FASB”) Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”

•	FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (revised)

•	SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”

•	SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (amended)

•	SFAS No. 132 “Employer’s Disclosures about Pension and Other Postretirement Benefits” (revised)

•	Statement of Position 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”

The issuance and adoption of these new accounting pronouncements did not have a material effect on the Corporation’s financial position, liquidity or results of operations. See Note 24 “Current Accounting Pronouncements” for further information regarding these recently adopted accounting standards.

Proposed Accounting Standards

In October 2003, the FASB added a project to its agenda to clarify SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, with respect to determining the fair value of interest rate lock commitments (“IRLC”). Specifically, the FASB project will address what information should be used to determine the fair value of an IRLC and whether the IRLC should ever be reported as an asset by the issuer. In December 2003, the SEC staff announced that it intends to release a Staff Accounting Bulletin that will require IRLCs issued after April 1, 2004, to be accounted for as written options and reported as liabilities until expiration or termination of the commitment. The Corporation currently recognizes the net aggregate fair value of IRLCs as an asset or a liability to offset the asset or liability recorded for the net aggregate fair value of forward loan sales commitments used to hedge these IRCLs.

Neither the FASB nor the SEC has issued final technical guidance in this area, and as such it is not possible to know for certain the impact of this guidance. The primary effect will be moving the timing for recognition of gains on mortgage loans from interest rate lock date to loan sale date. The Corporation believes that if this proposed rule passes, the accounting treatment could materially misrepresent the Corporation’s loan production hedging activities since the timing for recognizing a loss on forward loan sales commitments may not be recognized in the same period as the gain associated with the IRLC being hedged will be recognized. Management is uncertain as to the materiality that this proposed future guidance may have on the Corporation’s reported results since the volume of IRLCs outstanding and the fair value of IRLCs at a point in time can vary significantly when changes in market interest rates occur.

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

February 17, 2004

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

Management assessed the institution’s internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with both accounting principles generally accepted in the United States of America and Thrift Reporting Instructions as of December 31, 2003. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Corporation maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both accounting principles generally accepted in the United States of America and Office of Thrift Supervision Instructions for Thrift Financial Reports, as of December 31, 2003.

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

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Corporation has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2003.

William A. Fitzgerald	David S. Fisher
Chairman of the Board and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

INDEPENDENT ACCOUNTANTS’ REPORT

To the Audit Committee

Commercial Federal Corporation

Omaha, Nebraska

We have examined management’s assertion, included in the accompanying Management’s Report on Internal Controls, that Commercial Federal Corporation (the Corporation) maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both accounting principles generally accepted in the United States of America and Office of Thrift Supervision Instructions for Thrift Financial Reports as of December 31, 2003 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO report). Management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management’s assertion based on our examination.

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

In our opinion, management’s assertion that Commercial Federal Corporation maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both accounting principles generally accepted in the United States of America and Office of Thrift Supervision Instructions for Thrift Financial Reports as of December 31, 2003, is fairly stated, in all material respects, based on the criteria established in COSO report.

Omaha, Nebraska

February 17, 2004

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders

Commercial Federal Corporation

Omaha, Nebraska

We have audited the accompanying consolidated statements of financial condition of Commercial Federal Corporation and subsidiaries (the “Corporation”) as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial Federal Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2002, the Corporation changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Omaha, Nebraska

February 17, 2004

(February 27, 2004 as to Note 17)

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	December 31,
	2003	2002
	(Dollars in Thousands)
ASSETS
Cash (including short-term investments of $1,334 and $505)	$158,133	$200,581
Investment securities available for sale, at fair value	1,055,055	1,296,050
Mortgage-backed securities available for sale, at fair value	1,337,805	1,632,622
Loans held for sale, net	351,539	914,474
Loans receivable, net of allowances of $108,154 and $106,148	7,956,743	7,703,016
Federal Home Loan Bank stock	243,332	283,193
Foreclosed real estate	49,744	40,008
Premises and equipment, net	147,365	148,374
Bank owned life insurance	234,111	222,537
Other assets	475,483	466,995
Core value of deposits, net of accumulated amortization of $64,217 and $58,684	16,832	22,365
Goodwill	162,717	162,717

Total Assets	$12,188,859	$13,092,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$6,454,610	$6,439,041
Advances from Federal Home Loan Bank	4,484,708	4,848,997
Other borrowings	215,243	621,192
Other liabilities	278,945	433,602

Total Liabilities	11,433,506	12,342,832

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 41,498,575 and 45,270,360 shares issued and outstanding	415	453
Additional paid-in capital	—	61,712
Retained earnings	833,638	791,357
Accumulated other comprehensive loss, net	(78,700)	(103,422)

Total Stockholders’ Equity	755,353	750,100

Total Liabilities and Stockholders’ Equity	$12,188,859	$13,092,932

See accompanying Notes to Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
Interest Income:
Loans receivable	$536,451	$607,370	$685,480
Mortgage-backed securities	49,836	93,047	109,657
Investment securities	64,457	76,636	76,237

Total interest income	650,744	777,053	871,374
Interest Expense:
Deposits	147,090	179,596	310,367
Advances from Federal Home Loan Bank	210,045	243,710	234,213
Other borrowings	18,039	26,019	19,365

Total interest expense	375,174	449,325	563,945
Net Interest Income	275,570	327,728	307,429
Provision for Loan Losses	(22,003)	(31,002)	(38,945)

Net Interest Income After Provision for Loan Losses	253,567	296,726	268,484
Other Income (Loss):
Retail fees and charges	57,798	55,279	53,519
Loan servicing fees, net of mortgage servicing rights amortization	(29,995)	8,099	22,680
Mortgage servicing rights valuation adjustment	28,678	(60,417)	(19,058)
Gain on sales of securities and changes in fair values of derivatives, net	26,767	40,583	15,422
Gain on sales of loans	23,916	36,173	8,739
Bank owned life insurance	11,574	12,654	12,986
Other operating income	27,943	28,067	27,235

Total other income	146,681	120,438	121,523
Other Expense:
General and administrative expenses—
Compensation and benefits	123,847	114,022	105,120
Occupancy and equipment	41,190	38,956	37,726
Data processing	18,157	17,861	18,019
Advertising	16,073	15,171	11,995
Communication	13,663	13,071	13,731
Item processing	13,718	14,225	16,413
Outside services	12,456	13,833	13,765
Loan expenses	10,981	5,236	4,731
Foreclosed real estate, net	3,924	6,805	6,923
Other operating expenses	17,400	20,890	21,626
Exit costs and termination benefits	—	—	(15,566)

Total general and administrative expenses	271,409	260,070	234,483
Amortization of core value of deposits	5,533	6,368	7,211
Amortization of goodwill	—	—	8,134

Total other expense	276,942	266,438	249,828

Income Before Income Taxes	123,306	150,726	140,179
Provision for Income Taxes	34,286	43,723	43,374

Net Income	$89,020	$107,003	$96,805

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME—(Continued)

	Year Ended December 31,
	2003	2002	2001
Weighted Average Number of Common Shares Outstanding Used in Basic Earnings Per Share Calculation	43,731,535	45,289,967	49,995,621
Add Assumed Exercise of Outstanding Stock Options as Adjustments for Dilutive Securities	422,481	560,237	497,298

Weighted Average Number of Common Shares Outstanding Used in Diluted Earnings Per Share Calculation	44,154,016	45,850,204	50,492,919

Basic Earnings Per Common Share	$2.04	$2.36	$1.94

Diluted Earnings Per Common Share	$2.02	$2.33	$1.92

Dividends Declared Per Common Share	$.415	$.350	$.310

See accompanying Notes to Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)

Net Income	$89,020	$107,003	$96,805
Other Comprehensive Income (Loss):
Unrealized holding gains (losses) on securities available for sale	(25,481)	107,148	28,890
Fair value adjustment on interest rate swap agreements	85,762	(145,614)	(72,661)
Fair value change on interest only strips	(1,024)	(6,289)	1,901
Reclassification of net losses (gains) included in net income pertaining to:
Securities sold	(59,392)	(35,885)	(18,298)
Interest only strips	5,054	—	—
Termination of interest rate swap agreements	29,426	—	—
Amortization of deferred loss on terminated interest rate swap agreements	4,007	2,034	2,034

Other Comprehensive Income (Loss) Before Income Taxes	38,352	(78,606)	(58,134)
Income Tax Provision (Benefit)	13,630	(26,949)	(21,691)

Other Comprehensive Income (Loss)	24,722	(51,657)	(36,443)

Comprehensive Income	$113,742	$55,346	$60,362

See accompanying Notes to Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total
	(Dollars in Thousands)

Balance, December 31, 2000	$532	$255,870	$618,576	$(15,322)	$859,656
Issuance of 428,620 shares under certain compensation and employee plans	5	5,274	—	—	5,279
Restricted stock and deferred compensation plans, net	—	455	—	—	455
Purchase and cancellation of 7,662,600 shares of common stock	(77)	(180,800)	—	—	(180,877)
Cash dividends declared	—	—	(15,181)	—	(15,181)
Net income	—	—	96,805	—	96,805
Other comprehensive loss	—	—	—	(36,443)	(36,443)

Balance, December 31, 2001	460	80,799	700,200	(51,765)	729,694
Issuance of 353,412 shares under certain compensation and employee plans	4	5,745	—	—	5,749
Restricted stock and deferred compensation plans, net	—	866	—	—	866
Purchase and cancellation of 1,057,700 shares of common stock	(11)	(25,698)	—	—	(25,709)
Cash dividends declared	—	—	(15,846)	—	(15,846)
Net income	—	—	107,003	—	107,003
Other comprehensive loss	—	—	—	(51,657)	(51,657)

Balance, December 31, 2002	453	61,712	791,357	(103,422)	750,100
Issuance of 182,798 shares under certain compensation and employee plans	2	3,404	—	—	3,406
Restricted stock and deferred compensation plans, net	—	1,466	—	—	1,466
Purchase and cancellation of 3,992,100 shares of common stock	(40)	(66,582)	(28,845)	—	(95,467)
Cash dividends declared	—	—	(17,894)	—	(17,894)
Net income	—	—	89,020	—	89,020
Other comprehensive income	—	—	—	24,722	24,722

Balance, December 31, 2003	$415	$—	$833,638	$(78,700)	$755,353

See accompanying Notes to Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$89,020	$107,003	$96,805
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization of core value of deposits	5,533	6,368	7,211
Depreciation and amortization	18,626	19,143	18,841
Amortization of deferred discounts and fees, net of premiums	44,709	20,775	3,236
Amortization of mortgage servicing rights	75,045	31,025	17,092
Amortization of goodwill	—	—	8,134
Provision for losses on loans	22,003	31,002	38,945
Valuation adjustment of mortgage servicing rights	(28,678)	60,417	19,058
Deferred tax provision (benefit)	3,525	(29,580)	(13,861)
Gain on sales of real estate and loans, net	(24,826)	(37,464)	(9,564)
Gain on sales of securities and changes in fair values of derivatives, net	(26,767)	(40,583)	(15,422)
Proceeds from sales of loans	5,145,777	3,389,897	2,741,142
Origination of loans for resale	(1,853,633)	(1,186,151)	(913,931)
Purchases of loans for resale	(3,110,026)	(2,766,441)	(2,136,675)
Increase in bank owned life insurance	(11,574)	(12,912)	(12,995)
Gain on sales of branches and other facilities	—	(875)	(18,304)
Stock dividends from Federal Home Loan Bank	(2,126)	—	—
(Increase) decrease in broker receivable from sales of securities	(35,020)	(123)	41
Increase in broker payable on derivative settlements and purchases of securities	60,393	1,410	—
Decrease in interest receivable	12,405	3,637	11,878
Decrease in interest payable	(10,149)	(5,038)	(16,269)
(Decrease) increase in other liabilities	(22,751)	(35,591)	102,319
Other items, net	(128,195)	(55,040)	(38,511)

Total adjustments	134,271	(606,124)	(207,635)

Net cash provided (used) by operating activities	$223,291	$(499,121)	$(110,830)

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of loans	$(1,380,247)	$(835,317)	$(489,976)
Repayment of loans, net of originations	1,269,566	1,109,472	903,881
Principal repayments of mortgage-backed securities available for sale	993,494	1,038,420	711,280
Purchases of mortgage-backed securities available for sale	(851,690)	(818,299)	(1,074,215)
Proceeds from sales of mortgage-backed securities available for sale	326,965	51,260	102,131
Purchases of investment securities available for sale	(1,608,255)	(1,184,749)	(1,475,511)
Proceeds from sales of investment securities available for sale	1,810,607	1,102,022	977,146
Maturities and principal repayments of investment securities available for sale	22,009	28,036	135,363
Bulk purchases of mortgage servicing rights	(23,756)	(18,315)	—
Proceeds from sales of mortgage servicing rights	5,100	—	—
Proceeds from sales of Federal Home Loan Bank stock	41,987	20,544	69,889
Purchases of Federal Home Loan Bank stock	—	(49,791)	(72,299)
Proceeds from sales of real estate	21,080	33,300	19,554
Payments to acquire real estate	(6,338)	(2,676)	(2,285)
Purchases of premises and equipment, net	(17,593)	(8,906)	(12,349)
Divestiture of branches, net	—	(23,673)	(259,102)
Other items, net	2,688	5,827	(2,639)

Net cash provided (used) by investing activities	$605,617	$447,155	$(469,132)

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	$15,569	$67,809	$(851,697)
Proceeds from Federal Home Loan Bank advances	575,600	900,000	1,807,060
Repayments of Federal Home Loan Bank advances	(950,000)	(934,675)	(444,450)
Purchases of reverse repurchase agreements	(400,000)	—	—
Proceeds from securities sold under agreements to repurchase	118,831	218,660	264,073
Repayments of securities sold under agreements to repurchase	(119,012)	(20,126)	(69,066)
Proceeds from issuances of other borrowings	10,000	94,000	187,195
Repayments of other borrowings	(19,115)	(209,441)	(37,338)
Purchases of swap and swaption agreements	(4,782)	(34,337)	(68,344)
Proceeds from termination of swap and swaption agreements	53,209	—	—
Payments related to termination of swap agreements	(42,559)	—	—
Payments of cash dividends on common stock	(16,773)	(15,449)	(15,239)
Repurchases of common stock	(95,467)	(25,709)	(180,877)
Issuance of common stock	3,143	5,288	4,579
Other items, net	—	(238)	(1,527)

Net cash (used) provided by financing activities	(871,356)	45,782	594,369

CASH AND CASH EQUIVALENTS
(Decrease) increase in net cash position	(42,448)	(6,184)	14,407
Balance, beginning of year	200,581	206,765	192,358

Balance, end of year	$158,133	$200,581	$206,765

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest expense	$371,064	$441,734	$581,524
Income taxes, net	57,768	69,596	31,049
Non-cash investing and financing activities:
Loans exchanged for mortgage-backed securities	216,049	76,947	41,910
Loans transferred to real estate	29,761	34,838	41,371
Net increase to loans held for sale and other borrowings under the GNMA optional repurchase program	3,037	11,517	6,369
Other items, net	(444)	(265)	66

See accompanying Notes to Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Columnar Dollars in Footnotes are in Thousands Except Per Share Amounts)

Note 1.    Summary of Significant Accounting Policies

Nature of Business

Commercial Federal Corporation is a unitary non-diversified savings and loan holding company whose primary asset is the Bank. The Bank has 192 branches located in Colorado (45), Nebraska (42), Iowa (40), Kansas (27), Oklahoma (19), Missouri (13) and Arizona (6) and provides consumer and commercial banking services including single-family residential lending, consumer lending, commercial real estate lending, commercial operating and industrial lending, small business banking, construction lending, mortgage loan servicing, cash management, brokerage and insurance services and Internet banking. The Bank conducts loan origination activities through its branch office network, loan offices and a nationwide correspondent network.

Basis of Consolidation

The consolidated financial statements are prepared on an accrual basis and include the accounts of Commercial Federal Corporation and its consolidated subsidiaries (the “Corporation”), including its wholly-owned subsidiary, Commercial Federal Bank, a Federal Savings Bank, and its consolidated subsidiaries (the “Bank”). Parent company references in this document are to the unitary non-diversified savings and loan holding company only. Certain entities, referred to as variable interest entities, in which the parent company or Bank do not have a controlling financial interest or for which there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, are not consolidated if the parent company or Bank will not absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior periods presented have been reclassified to conform to the December 31, 2003, presentation for comparative purposes.

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

Securities

Securities are classified in one of three categories and are accounted for as follows:

•	Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as “held-to-maturity securities.” These securities are reported at amortized cost.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as “trading securities.” Trading securities would be reported at fair value, with unrealized gains and losses included in earnings.

•	Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as “available-for-sale securities.” Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of deferred income taxes as a separate component of accumulated other comprehensive income.

At December 31, 2003, 2002 and 2001, the Corporation did not have any securities classified as held to maturity or trading in its portfolio.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are carried at the unpaid principal balance, net of deferred loan costs and fees, and any discounts or premiums. Deferred costs and fees, discounts, and premiums are generally amortized using the interest method over the contractual life of the related loans, adjusted for actual prepayments when applicable.

Interest on loans is accrued to income as earned, except the accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to make the payments as they become due. When the interest accrual is discontinued, all accrued interest is reversed against interest income. Interest is not accrued on first mortgage residential loans if four or more monthly payments are missed. For all other loans, except credit card loans, interest is generally not accrued when the loan becomes contractually delinquent 90 days or more. Credit card loans continue to accrue interest up to 120 days past due at which point the credit card loan balances plus accrued interest are charged off.

Loans held for sale include originated and purchased mortgage loans intended for sale in the secondary market. The Corporation enters into forward sales commitments to manage interest rate risk associated with loans held for sale. Loans held for sale with designated and effective fair value hedges are recorded at fair value. Loans held for sale without designated and effective fair value hedges are recorded at the lower of aggregate cost or fair value.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for estimated credit losses inherent in the loan portfolio as of the balance sheet date. The allowance for loan losses is increased by charges to earnings for the provision for loan losses and decreased by charge-offs, net of recoveries. The allowance for loan losses consists of two elements. The first element is an allocated allowance established for specifically identified loans that are evaluated individually for impairment. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured by (i) the fair value of the collateral if the loan is collateral dependent (the primary method used by the Corporation), (ii) the present value of expected future cash flows, or (iii) the loan’s obtainable market price. The second element is an estimated allowance established for impairment on each of the Corporation’s pools of outstanding loans. These estimated allowances are based on several analysis factors including the Corporation’s past loss experience, general economic and business conditions, geographic and industry concentrations, credit quality and delinquency trends, and known and inherent risks in each of the portfolios. These evaluations are inherently subjective and require ongoing revisions as updated information becomes available.

Foreclosed Real Estate

Foreclosed real estate includes real estate acquired through foreclosure and real estate in judgment. Foreclosed real estate is recorded at the lower of cost or fair value less estimated costs to sell at the date of foreclosure. After foreclosure, impairment losses are recorded when the carrying value exceeds the fair value less estimated costs to sell the property.

Mortgage Servicing Rights

Mortgage servicing rights are established based on the cost of acquiring the right to service mortgage loans or the allocated fair value of servicing rights retained on loans originated by the Bank and subsequently sold in the secondary market. These costs are initially capitalized and then amortized in proportion to, and over the period of estimated net servicing revenues. The Corporation reports mortgage servicing rights at the lower of amortized cost or fair value. The fair value of mortgage servicing rights is determined using present value of estimated future cash flow techniques, incorporating assumptions that market participants would use in their estimates of values. Mortgage servicing rights are assessed for impairment periodically, based on fair value, with temporary impairment recognized through a valuation allowance and permanent impairment, if any, recognized through a write-off of the mortgage servicing rights asset and the related valuation allowance. For purposes of measuring impairment, the rights are stratified based on loan type and note rate. Loan types include government, conventional and adjustable-rate mortgage loans. Impairment losses are recognized to the extent the unamortized carrying value of the mortgage servicing rights for each stratum exceeds the current fair value of that stratum.

Premises and Equipment

Land is carried at cost. Buildings, building improvements, leasehold improvements and furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets. Estimated lives are 10 to 50 years for buildings and three to seven years for furniture, fixtures and equipment. Leasehold improvements are generally amortized on the straight-line method over the shorter of their estimated lives or lease terms. Whenever events or changes in circumstances warrant, the Corporation recognizes impairment losses on premises and equipment to the extent the carrying amount of the premises and equipment exceeds related fair value.

Goodwill and Core Value of Deposits

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. Through December 31, 2001, goodwill was amortized on a straight-line basis over periods up to 25 years. Effective January 1, 2002, the Corporation adopted the provisions of SFAS No. 142, which required that upon initial adoption, amortization of goodwill cease. In addition, goodwill was evaluated for transitional impairment as of January 1, 2002, at a reporting unit level. Thereafter, goodwill has been evaluated for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. No impairment loss was recognized as a result of either the transitional test as of January 1, 2002, or the annual impairment test as of October 1, 2003 and 2002.

Core value of deposits represents the identifiable intangible value assigned to core deposit bases arising from purchase acquisitions. Core value of deposits is amortized on an accelerated basis over a period not to exceed 10 years. Core value of deposits continues to be amortized over its useful life and reviewed for impairment under SFAS No. 142. The Corporation reviews its core value of deposits for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the core value of deposits may not be recoverable. An impairment loss would be recognized if the core value of deposits is not recoverable and the fair value of the asset is less than the carrying amount of the asset.

Securities Sold Under Agreements to Repurchase and Securities Purchased Under Agreements to Resell

The Corporation enters into agreements under which it sells securities subject to an obligation to repurchase the same or substantially the same securities (“repurchase agreements”). Under these arrangements, the Corporation transfers legal control over the assets, but still retains effective control through an agreement that both entitles and obligates the Corporation to repurchase the assets. As a result, repurchase agreements are accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as other borrowings while the securities underlying the agreement remain in the respective asset accounts. Repurchase agreements are reflected at the amount of cash received in connection with the transaction.

The Corporation also enters into agreements under which it purchases securities subject to an obligation to resell the same or substantially the same security (“reverse repurchase agreements”). Since the Corporation meets the conditions specified in Financial Interpretation No. 41 “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements” which allow the Corporation to offset the amounts recognized for repurchase agreements as liabilities with amounts recognized as receivables under reverse repurchase agreements, the receivable amounts for these reverse repurchase agreeements are offset against the amounts recognized as other borrowings for repurchase agreements.

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

When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the consolidated statement of financial condition at its fair value, and gains and losses that were accumulated in other comprehensive income (loss) will be either recognized immediately in earnings or over the period. In situations in which fair value hedge accounting is discontinued, the derivative will be carried at its fair value on the consolidated statement of financial condition, with changes in its fair value recognized in current period earnings.

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

Stock-Based Compensation

The Corporation applies APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock option plans. No compensation cost was recognized for stock options granted, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on the Corporation’s net income and earnings per share is presented in the following table at December 31 as if compensation cost was determined based on the fair value at the grant dates for stock options awarded pursuant to the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” See Note 18 “Employee Benefit and Incentive Plans” for information on the assumptions used in determining the fair value of the stock options.

	2003	2002	2001
Net income as reported	$89,020	$107,003	$96,805
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,711)	(4,384)	(3,517)

Pro forma net income	$84,309	$102,619	$93,288

Earnings per share:
Basic—
As reported	$2.04	$2.36	$1.94
Pro forma	1.93	2.27	1.87
Diluted—
As reported	$2.02	$2.33	$1.92
Pro forma	1.92	2.25	1.86

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model calculates the fair value of stock options awarded based on subjective assumptions. Changes to these assumptions can materially affect the fair value calculation by the model. Therefore, management believes these fair value amounts may not be a true reflection of the amount of stock-based compensation for the Corporation.

Income Taxes

The Corporation and all includible subsidiaries file a consolidated federal income tax return and separate state income tax returns. The Corporation and its subsidiaries entered into a tax-sharing agreement that provides for the allocation and payment of federal and state income taxes. The provision for income taxes using each corporation is computed on a separate company basis, subject to certain adjustments. The Corporation calculates income taxes using the liability method. Under the liability method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various assets and liabilities of the Corporation giving current recognition to changes in tax rates and laws.

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

Note 2.    Investment Securities

Investment securities available for sale are summarized as follows:

December 31, 2003:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other Government agency obligations	$675,312	$556	$(6,378)	$669,490
States and political subdivisions	218,681	16,609	(14)	235,276
Other securities	150,036	413	(160)	150,289

	$1,044,029	$17,578	$(6,552)	$1,055,055

Weighted average interest rate	4.43%

December 31, 2002:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other Government agency obligations	$833,942	$48,192	$(117)	$882,017
States and political subdivisions	215,640	13,061	(53)	228,648
Other securities	179,113	6,610	(338)	185,385

	$1,228,695	$67,863	$(508)	$1,296,050

Weighted average interest rate	4.61%

At December 31, 2003 and 2002, the Corporation recorded unrealized gains on securities available for sale to accumulated other comprehensive income totaling $11,026,000 and $67,355,000, respectively, net of deferred taxes of $3,861,000 and $24,001,000.

The amortized cost and fair value of investment securities available for sale by contractual maturity at December 31, 2003, are shown below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$718	$916
Due after one year through five years	26,258	27,665
Due after five years through ten years	690,192	685,128
Due after ten years	326,861	341,346

	$1,044,029	$1,055,055

Activity from the sales of investment securities available for sale for the three years ended December 31 is summarized as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses	Net Gain
2003	$1,810,607	$74,023	$(26,324)	$47,699
2002	1,102,022	38,143	(2,778)	35,365
2001	977,146	20,954	(6,227)	14,727

At December 31, 2003 and 2002, investment securities totaling $260,078,000 and $45,533,000, respectively, were pledged primarily to secure public funds, interest rate swap agreements and securities sold under agreements to repurchase.

Investment securities available for sale with unrealized losses as of December 31, 2003, are summarized as follows:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other
Government agency obligations	$425,960	$6,378	$—	$—	$425,960	$6,378
Other securities	44,113	171	361	3	44,474	174

Total temporarily impaired securities	$470,073	$6,549	$361	$3	$470,434	$6,552

The investment securities available for sale in a continuous loss position for 12 months or longer consisted of four municipal securities with unrealized losses totaling $3,000 at December 31, 2003. The unrealized losses on these securities result from market value reductions created by prepayment concerns due to rapid decreases in interest rates and are not due to the credit quality of these investment securities.

Note 3.    Mortgage-Backed Securities

Mortgage-backed securities available for sale are summarized as follows:

December 31, 2003:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal Home Loan Mortgage Corporation	$77,592	$1,581	$(65)	$79,108
Government National Mortgage Association	257,911	4,885	(242)	262,554
Federal National Mortgage Association	71,741	2,377	(37)	74,081
Collateralized Mortgage Obligations	908,638	3,646	(5,188)	907,096
Other	14,965	2	(1)	14,966

	$1,330,847	$12,491	$(5,533)	$1,337,805

Weighted average interest rate	4.12%

December 31, 2002:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal Home Loan Mortgage Corporation	$52,226	$1,629	$(1)	$53,854
Government National Mortgage Association	230,262	7,316	(76)	237,502
Federal National Mortgage Association	90,884	3,840	(7)	94,717
Collateralized Mortgage Obligations	1,217,915	25,082	(2,337)	1,240,660
Other	5,832	59	(2)	5,889

	$1,597,119	$37,926	$(2,423)	$1,632,622

Weighted average interest rate	4.93%

At December 31, 2003 and 2002, the Corporation recorded unrealized gains on securities available for sale to accumulated other comprehensive income totaling $6,958,000 and $35,503,000, respectively, net of deferred income taxes of $1,371,000 and $10,731,000.

Activity from the sales of mortgage-backed securities available for sale for the three years ended December 31 is summarized as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses	Net Gain
2003	$326,965	$12,235	$(542)	$11,693
2002	51,260	891	(371)	520
2001	102,131	3,571	—	3,571

At December 31, 2003 and 2002, mortgage-backed securities totaling $986,100,000 and $1,423,271,000, respectively, were pledged as collateral primarily for collateralized mortgage obligations, public funds, advances from the Federal Home Loan Bank, securities sold under agreements to repurchase and interest rate swap agreements.

Mortgage-backed securities available for sale with unrealized losses as of December 31, 2003, are summarized as follows:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agency mortgage-backed securities	$359,849	$4,109	$20,897	$239	$380,746	$4,348
Other mortgage-backed securities	97,745	1,028	18,244	157	115,989	1,185

Total temporarily impaired securities	$457,594	$5,137	$39,141	$396	$496,735	$5,533

Mortgage-backed securities available for sale in a continuous loss position for 12 months or longer consisted of three agency collateralized mortgage obligations and seven non-agency mortgage-backed securities with unrealized losses totaling $239,000 and $157,000, respectively, at December 31, 2003. The unrealized losses on these securities primarily result from market value reductions created by prepayment concerns due to rapid decreases in interest rates and are not due to the credit quality of these mortgage-backed securities.

Note 4.    Loans Receivable

Loans receivable at December 31 are summarized as follows:

	2003	2002
Residential real estate	$3,420,692	$3,670,388
Commercial real estate	1,969,802	1,834,512
Construction, net of loans-in-process	519,599	492,409
Commercial operating and other	525,431	302,906
Consumer home equity	859,383	817,912
Consumer other	750,745	675,477

	8,045,652	7,793,604
Unearned income, net	19,245	15,560
Allowance for loan losses	(108,154)	(106,148)

	$7,956,743	$7,703,016

Weighted average interest rate	5.89%	6.71%

Real estate loans at December 31 were secured by properties located primarily in the following states:

	2003	2002
Residential real estate:
Colorado	14%	13%
Massachusetts	9	9
Nebraska	9	11
Kansas	8	9
Other 46 states	60	58

	100%	100%

Commercial real estate:
Colorado	23%	26%
Iowa	21	16
Arizona	11	10
Missouri	11	7
Other states (18 and 34 states, respectively)	34	41

	100%	100%

Nonperforming loans at December 31, 2003 and 2002 aggregated $55,919,000 and $72,414,000, respectively. Of the nonperforming loans at December 31, 2003, approximately 15% were secured by properties located in Iowa, 13% in Oklahoma, 12% each in Colorado and Kansas, and the remaining 48% in 35 other states. Of the nonperforming loans at December 31, 2002, approximately 13% were secured by properties located each in Iowa, Oklahoma and Kansas and the remaining 61% in 37 other states.

Also included in loans at December 31, 2003 and 2002, were loans with carrying values of $4,712,000 and $1,547,000, respectively, the terms of which have been modified in troubled debt restructurings. During the years ended December 31, 2003, 2002 and 2001, the Corporation recognized interest income on these loans aggregating $238,000, $224,000 and $236,000, respectively. Under their original terms the Corporation would have recognized interest income totaling $254,000, $255,000 and $268,000, respectively. At December 31, 2003, the Corporation had no material commitments to lend additional funds to borrowers whose loans were subject to troubled debt restructurings. Impaired loans, a portion of which are included in the balances for troubled debt restructurings at December 31, 2003, 2002 and 2001, and the resulting interest income as originally contracted and as recognized, were not material for either the years ended December 31, 2003, 2002 or 2001.

The Bank offers loans to its directors, officers and employees. Loans to executive officers and directors are made in the ordinary course of business on substantially the same terms and collateral, including interest rates and loan fees charges, as those of comparable transactions prevailing at the time and do not involve more than the normal risk of collectibility or present other unfavorable features. The aggregate amount of loans to directors, executive officers, or principal stockholders did not exceed 5.0% of total stockholders’ equity at December 31, 2003.

At December 31, 2003 and 2002, the Corporation pledged real estate loans totaling $4,080,490,000 and $4,681,155,000, respectively, as collateral for Federal Home Loan Bank advances and other borrowings.

Note 5.    Allowance for Losses on Loans

An analysis of the allowance for losses on loans is summarized as follows:

Balance, December 31, 2000	$83,439
Provision charged to operations	38,945
Charges	(25,074)
Recoveries	5,318
Change in estimate of allowance for bulk purchased loans	(172)
Reduction to allowance on sale of securitized loans	(5)

Balance, December 31, 2001	102,451
Provision charged to operations	31,002
Charges	(32,693)
Recoveries	5,675
Change in estimate of allowance for bulk purchased loans	(144)

Balance, December 31, 2002	106,291
Provision charged to operations	22,003
Charges	(26,328)
Recoveries	6,806
Change in estimate of allowance for bulk purchased loans	(779)
Other	161

Balance, December 31, 2003	$108,154

Note 6.    Foreclosed Real Estate

Foreclosed real estate at December 31 is classified as follows:

	2003	2002
Commercial real estate	$32,839	$24,707
Residential real estate	16,905	15,301

	$49,744	$40,008

Foreclosed real estate at December 31, 2003, was located primarily in Nevada (57%) with the remaining 43% in 29 other states. Foreclosed real estate at December 31, 2002, was located primarily in Nevada (55%) with the remaining 45% in 33 other states and the District of Columbia.

Note 7.    Mortgage Banking Activities

The Corporation services real estate loans for investors that are not included in the accompanying consolidated financial statements. Mortgage servicing rights are established based on the cost of acquiring the right to service mortgage loans or the allocated fair value of servicing rights retained on loans originated by the Bank and subsequently sold in the secondary market.

During the years ended December 31, 2003, 2002 and 2001, the Corporation sold mortgage loans totaling $5,107,012,000, $3,361,384,000 and $2,736,379,000, respectively, resulting in recognized pre-tax gains of $23,916,000, $36,173,000 and $8,739,000, respectively, for 2003, 2002 and 2001. As part of these sales transactions, the Corporation retains servicing responsibilities and receives annual servicing fees ranging from .18% to .57% of the outstanding balances of loans serviced for others. The average service fee collected by the Corporation was .33%, .33% and .35%, respectively, for the years ended December 31, 2003, 2002 and 2001. The investors and securitization trusts who have purchased these loans have no recourse to the Corporation’s other assets for failure of debtors to pay when due.

The gain or loss recognized on the sale of mortgage loans is determined by allocating the carrying amount between the loans sold and the mortgage servicing rights, based on their relative fair values at the date of the transfer. The Corporation generally estimates fair value based on the present value of future expected cash flows using management’s best estimates of key assumptions such as loan prepayment speeds, weighted-average lives and discount rates commensurate with the risks involved.

The following are the key assumptions used in measuring the fair values of mortgage servicing rights for the sales of mortgage loans for the periods indicated:

	Mortgage Servicing Rights
	Conventional	Governmental
Year Ended December 31, 2003:
Prepayment speed	6.4% – 57.0%	6.4% – 58.0%
Weighted average prepayment speed	17.3%	18.6%
Discount rate	9.2% – 11.3%	10.1% – 12.0%
Weighted average life (in years)	6.0	5.9

Year Ended December 31, 2002:
Prepayment speed	9.2% – 88.4%	11.6% – 89.3%
Weighted average prepayment speed	37.4%	27.2%
Discount rate	9.1% – 11.5%	10.0% – 12.0%
Weighted average life (in years)	3.0	4.0

Year Ended December 31, 2001:
Prepayment speed	7.3% – 63.2%	7.1% – 48.9%
Weighted average prepayment speed	14.9%	13.5%
Discount rate	9.5% – 19.5%	11.8% – 14.5%
Weighted average life (in years)	6.7	7.4

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

	2003	2002
Loans serviced for others	$11,439,187	$11,531,755
Custodial escrow balances	295,045	449,908

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

Mortgage servicing rights are included in the Consolidated Statement of Financial Condition under the caption “Other Assets.” The activity of mortgage servicing rights and the valuation allowance for impairment of mortgage servicing rights for the years indicated as well as ending balances of mortgage servicing rights and the respective fair values at December 31 are summarized as follows:

	2003	2002	2001
Beginning balance before valuation allowance	$168,411	$133,787	$109,885
Mortgage servicing rights retained through loan sales	67,512	47,334	40,994
Bulk purchases of mortgage servicing rights	23,756	18,315	—
Sale of mortgage servicing rights	(9,904)	—	—
Amortization expense	(75,045)	(31,025)	(17,092)
Other items, net	10,503	—	—

Ending balance before valuation allowance	185,233	168,411	133,787

Valuation allowance, beginning balance	80,058	19,641	583
Amounts (credited) charged to operations	(28,678)	60,417	19,058
Sale of mortgage servicing rights	(2,041)	—	—

Valuation allowance, ending balance	49,339	80,058	19,641

Mortgage servicing rights, net of valuation allowance	$135,894	$88,353	$114,146

Fair value at the years ended	$143,696	$94,476	$128,478

The Corporation is exposed to interest rate risk relating to the potential decrease in the value of mortgage servicing rights due to increased prepayments on mortgage loans resulting from declining interest rates. As part of its overall strategy to manage the level of exposure to the risk of interest rates adversely affecting the value of mortgage servicing rights, the Corporation uses interest rate floor agreements to protect the fair value of the mortgage servicing rights. These derivatives do not qualify as hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and therefore, receive a “no hedging” designation. The fair value of the interest rate floor agreements totaled $6,084,000, $13,556,000 and $3,071,000, respectively, at December 31, 2003, 2002 and 2001.

The following compares the key assumptions used in measuring the fair values and the sensitivity of the fair values of mortgage servicing rights at December 31:

	2003		2002
	Conventional	Governmental	Conventional	Governmental
Fair value	$103,161	$40,535	$59,214	$35,262
Prepayment speed	6.4% – 61.4%	6.4% – 68.8%	9.3% – 89.6%	11.6% – 90.1%
Weighted average prepayment speed	21.5%	22.0%	38.2%	32.3%
Impact on fair value of 10% adverse change	$5,631	$2,881	$4,234	$1,867
Impact on fair value of 20% adverse change	$10,625	$4,810	$7,945	$3,990
Discount rate	9.5%	10.8%	9.7%	10.7%
Impact on fair value of 10% adverse change	$2,621	$1,755	$907	$661
Impact on fair value of 20% adverse change	$5,106	$2,743	$1,792	$1,307
Weighted average life (in years)	4.5	4.2	2.5	2.6

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the tables, the effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses) which might magnify or counteract the sensitivities. Further, these sensitivities show only the change in the asset balances and do not show any expected changes in the fair value of instruments used to manage the prepayment risks associated with these assets, as discussed in Note 13, “Derivative Financial Instruments,” or what actions management may take to offset any adverse valuation adjustments.

Projected amortization expense of the carrying value of the mortgage servicing rights at December 31, 2003 (before reduction for the valuation allowance) for the next five years and thereafter is estimated as follows:

For the years ended:
2004	$36,435
2005	34,825
2006	27,450
2007	20,394
2008	15,279
2009 and thereafter	50,850

Total carrying value of mortgage servicing rights before valuation allowance	$185,233

Mortgage servicing rights are subject to prepayment risk inherent in the underlying loans that are being serviced. The amortization shown in the preceding table are estimates based on the expected remaining life of the underlying loans and should be analyzed with caution. The actual remaining life could be significantly different due to actual prepayment experience in future periods. In addition, the estimated amortization expense in the preceding table may be offset, in whole or in part, by reversals of the valuation allowance totaling $49,339,000 at December 31, 2003, since the mortgage servicing rights are stated at the lower of amortized cost or fair value.

A summary of certain cash flows received from and paid to securitization trusts for the years ended December 31 is as follows:

	2003	2002	2001
Proceeds from new securitizations	$4,846,287	$3,237,020	$2,260,050
Servicing fees received (1)	38,341	34,674	34,330
Purchases of delinquent or foreclosed assets	119,803	198,310	438,956
Servicing advances	572,885	559,267	512,683
Repayments of servicing advances	574,420	557,894	512,045

(1)	Includes servicing fees related to securitized loans and loans sold to institutional investors.

The following presents quantitative information about delinquencies and components of the Corporation’s managed mortgage loan portfolio at December 31:

	2003	2002
Mortgage loans held in portfolio	$3,441,138	$3,686,755
Mortgage loans serviced for others	11,439,187	11,531,755
Mortgage loans held for sale (1)	351,539	914,474

Total managed mortgage loans	$15,231,864	$16,132,984

Principal amount of managed loans 90 days or more past due	$166,117	$205,954

(1)	The weighted average rate of the mortgage loans held for sale at December 31, 2003 and 2002 was 5.71% and 5.93%. Mortgage loans held for sale includes loans related to the GNMA optional repurchase program totaling $25,032,000 and $31,954,000 at December 31, 2003 and 2002, respectively. These guaranteed mortgage loans serviced for GNMA include loans that have been repurchased or are eligible for repurchase by the Corporation at the Corporation’s option and without prior authorization from GNMA when specific delinquency criteria are met. Therefore, the Corporation is deemed to have regained effective control over these loans.

At December 31, 2003 and 2002, there were no commitments to purchase bulk packages of mortgage loan servicing rights or to sell any bulk packages of mortgage servicing rights.

Note 8.    Premises and Equipment

Premises and equipment at December 31 are summarized as follows:

	2003	2002
Land	$42,602	$41,020
Buildings and improvements	103,984	102,533
Leasehold improvements	11,134	9,924
Furniture, fixtures and equipment	103,353	121,083

	261,073	274,560
Less accumulated depreciation and amortization	113,708	126,186

	$147,365	$148,374

Depreciation and amortization of premises and equipment, included in occupancy and equipment expenses, totaled $18,626,000, $19,143,000 and $18,841,000, for the years ended December 31, 2003, 2002 and 2001, respectively. The Bank has operating lease commitments on certain premises and equipment. Rent expense totaled $8,903,000, $7,671,000 and $6,554,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Annual minimum capital and operating lease commitments as of December 31, 2003, for the next five years and thereafter are as follows:

	Capital Leases	Operating Leases
2004	$272	$5,508
2005	189	5,100
2006	172	4,130
2007	172	3,235
2008	172	2,807
2009 and thereafter	1,407	29,499

Total minimum lease payments	$2,384	$50,279

Note 9.    Intangible Assets

Intangible assets consist of core value of deposits, goodwill and mortgage servicing rights. See Note 7 “Mortgage Banking Activities” for activity related to mortgage servicing rights which are included in the Consolidated Statement of Financial Condition under the caption “Other Assets.”

An analysis of core value of deposits and goodwill is summarized as follows:

	Core Value of Deposits	Goodwill
Balance, December 31, 2000	$36,209	$171,218
Amortization expense	(7,211)	(8,134)
Write-offs due to branch divestitures	(265)	(367)

Balance, December 31, 2001	28,733	162,717
Amortization expense	(6,368)	—

Balance, December 31, 2002	22,365	162,717
Amortization expense	(5,533)	—

Balance, December 31, 2003	$16,832	$162,717

Effective January 1, 2002, the Corporation adopted the provisions of SFAS No. 142 which superceded APB Opinion No. 17 “Intangible Assets.” The provisions of SFAS No. 142 required a change in accounting for goodwill such that upon initial adoption, amortization of goodwill ceased, and goodwill was evaluated for impairment as of January 1, 2002, at the reporting unit level. Beginning January 1, 2002, goodwill totaling $162,717,000 is no longer amortized to expense but is now evaluated annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Identifiable intangible assets continue to be amortized over their useful lives and reviewed for impairment under SFAS No. 142.

The Corporation completed the transitional impairment test on its goodwill as of January 1, 2002, with the fair value of each of the Corporation’s reporting units exceeding their carrying value so allocated goodwill of each reporting unit was not impaired. In addition to the transitional goodwill impairment test, the Corporation performed the required annual goodwill impairment test as of October 1, 2003 and 2002. No impairment was recognized as a result of these tests.

The following table sets forth the total carrying amount of goodwill by operating segment as of and for the year ended December 31, 2003:

Segment	Balance December 31, 2002	Impairment Losses	Balance December 31, 2003
Commercial Banking	$93,553	$—	$93,553
Retail Banking	45,249	—	45,249
Mortgage Banking	3,488	—	3,488
Treasury	20,427	—	20,427

Total	$162,717	$—	$162,717

Identifiable intangible assets continue to be amortized over their useful lives and reviewed for impairment under SFAS No. 142. The following table sets forth the estimated amortization expense for core value of deposits for the next five years after December 31, 2003:

Core Value of Deposits
For the years ended December 31:
2004	$4,402
2005	3,875
2006	3,233
2007	2,719
2008	2,242

Total	$16,471

The following table reflects consolidated results for the three years ended December 31 adjusted as though the adoption of SFAS No. 142 was as of the beginning calendar year 2001:

	2003	2002	2001
Reported net income	$89,020	$107,003	$96,805
Amortization of goodwill (net of income tax benefits of none, none and $131 for the respective periods)	—	—	8,003

Adjusted net income	$89,020	$107,003	$104,808

Basic earnings per common share:
Reported net income	$2.04	$2.36	$1.94
Amortization of goodwill, net of taxes	—	—	.16

Adjusted net income per basic share	$2.04	$2.36	$2.10

Diluted earnings per common share:
Reported net income	$2.02	$2.33	$1.92
Amortization of goodwill, net of taxes	—	—	.16

Adjusted net income per diluted share	$2.02	$2.33	$2.08

Note 10.    Deposits

Deposits at December 31 are summarized as follows:

	2003		2002
Description and interest rates	Amount	%	Amount	%
Checking accounts:
Non-interest-bearing	$937,907	14.5%	$974,483	15.1%
Interest-bearing (average annual rate of .47% and .25%)	546,110	8.5	494,847	7.7

Total checking accounts	1,484,017	23.0	1,469,330	22.8
Savings accounts (average annual rate of 4.25% and 4.32%)(1)	1,267,916	19.6	1,618,593	25.1
Money market accounts (average annual rate of 1.58% and 1.32%)	1,099,478	17.1	505,679	7.9

Total (no stated maturities)	3,851,411	59.7	3,593,602	55.8

Certificates of deposit:
Less than 2.00%	1,264,333	19.6	672,486	10.4
2.00% – 2.99%	765,263	11.9	986,701	15.3
3.00% – 3.99%	291,322	4.5	705,000	11.0
4.00% – 4.99%	260,992	4.0	418,350	6.5
5.00% – 5.99%	17,361.3		55,487.9
6.00% – 6.99%	2,279	—	5,681.1
7.00% and over	1,649	—	1,734	—

Total certificates of deposit (fixed maturities; average annual rate of 2.58% and 3.36%)	2,603,199	40.3	2,845,439	44.2

	$6,454,610	100.0%	$6,439,041	100.0%

Interest expense on deposit accounts for the three years ended December 31 is summarized as follows:

	2003	2002	2001
Checking accounts	$2,523	$1,364	$4,180
Savings accounts (1)	60,226	77,896	92,513
Money market accounts	14,137	4,144	9,299
Certificates of deposit	70,204	96,192	204,375

	$147,090	$179,596	$310,367

(1)	Includes interest expense on interest rate swap agreements totaling $48,614,000, $50,355,000 and $28,115,000, respectively, for the years ended December 31, 2003, 2002 and 2001.

At December 31, 2003, scheduled maturities of certificates of deposit are as follows:

	Year Ending December 31,
Rate	2004	2005	2006	2007	2008	Thereafter	Total
Less than 2.00%	$1,143,339	$112,113	$8,552	$203	$109	$17	$1,264,333
2.00% – 2.99%	483,370	245,530	25,950	4,264	6,069	80	765,263
3.00% – 3.99%	111,184	50,086	21,413	40,817	66,563	1,259	291,322
4.00% – 4.99%	54,413	38,841	35,680	114,919	15,926	1,213	260,992
5.00% – 5.99%	4,597	1,574	1,245	9,471	444	30	17,361
6.00% – 6.99%	883	1,293	73	6	—	24	2,279
7.00% and over	364	606	134	23	10	512	1,649

	$1,798,150	$450,043	$93,047	$169,703	$89,121	$3,135	$2,603,199

Certificates of deposit in amounts of $100,000 or more totaled $646,066,000 and $660,430,000, respectively, at December 31, 2003 and 2002. Brokered certificates of deposit totaled $86,223,000 and $220,785,000, respectively, at December 31, 2003 and 2002.

At December 31, 2003 and 2002, deposits of certain state and municipal agencies and other various non-retail entities were collateralized by mortgage-backed securities with carrying values of $33,457,000 and $69,703,000, respectively. In compliance with regulatory requirements, at December 31, 2003 and 2002, the Corporation maintained $42,061,000 and $52,881,000, respectively, in cash on hand and deposits at the Federal Reserve Bank. The funds at the Federal Reserve Bank were held in noninterest earning reserves against certain transaction checking accounts and nonpersonal certificates of deposit.

Note 11.    Advances from the Federal Home Loan Bank

The Corporation was indebted to the Federal Home Loan Bank (“FHLB”) at December 31 as follows:

	2003						2002
	Interest Rate Range			Weighted Average Advance Rate		Amount	Interest Rate Range			Weighted Average Advance Rate		Amount
Scheduled Maturities Due:
Within 1 year	1.04%	–	6.55%	1.12%		$2,512,700	1.35%	–	7.69%	3.52%		$2,587,050
Over 1 year to 2 years	6.55	–	6.55	6.55		50	1.35	–	6.55	6.40		300,050
Over 2 years to 3 years	1.68	–	6.55	1.68		100,050	6.55	–	6.55	6.55		50
Over 3 years to 4 years	6.55	–	7.29	7.29		100,050	1.91	–	6.55	1.91		100,050
Over 4 years to 5 years	5.05	–	6.55	5.16		6,050	6.55	–	7.29	7.29		100,050
Over 5 years	3.84	–	6.55	4.81		1,800,100	4.07	–	6.55	5.22		1,806,150

	1.04%	–	7.29%	2.74	%(1)	4,519,000	1.35%	–	7.69%	4.37	%(1)	4,893,400

Net carrying value adjustments (1)						(34,292)						(44,403)

						$4,484,708						$4,848,997

(1)	Net carrying value adjustments consist of fair value adjustments related to embedded call options hedged by swaption agreements including adjustments related to terminated swaption agreements. Portions of these carrying values are accreted as a component of FHLB advance interest expense. Inclusive of the effects of these derivative related adjustments, the weighted average rate is 4.26% and 4.66% at December 31, 2003 and 2002, respectively.

Fixed-rate advances totaling $606,000,000 at December 31, 2003, are convertible into adjustable-rate advances at the option of the Federal Home Loan Bank. At December 31, 2003, these convertible advances had call dates ranging from January 2004 to March 2004. All of these advances have scheduled maturities due over four years. At December 31, 2002, convertible advances totaled $1,706,000,000. During 2003, the Corporation modified the terms related to $1,100,000,000 of these convertible fixed-rate advances. The modifications primarily involved the extension of maturity dates and interest rate changes for the advances and integrating a fixed-rate term followed by an adjustable-rate term for the modified advances. Since the resulting modified advances were not substantially different than the original advances, the carrying value adjustments of the original FHLB advances, inclusive of the carrying value adjustments related to swaption agreements that were terminated as part of the restructuring strategy, were carried over to the modified advances to be accreted over the remaining life of the modified advances as a component of interest expense. See Note 13 “Derivative Financial Instruments” for information related to swaption agreements used by the Corporation to hedge the exposure to changes in the fair value of the call options embedded in fixed-rate FHLB advances and for information related to the termination of swaption and interest rate swap agreements used in various hedging strategies related to advances during 2003.

At December 31, 2003 and 2002, outstanding advances were collateralized by real estate loans totaling $4,080,490,000 and $4,681,155,000, respectively, mortgage-backed securities totaling $400,202,000 and $691,687,000, respectively, and at December 31, 2003, investment securities totaling $199,332,000. The Corporation is also required to hold shares of Federal Home Loan Bank stock in an amount at least equal to the greater of 1.0% of certain of its residential mortgage loans or 5.0% of its outstanding advances. The Corporation was in compliance with this requirement at December 31, 2003 and 2002, holding Federal Home Loan Bank stock totaling $243,332,000 and $283,193,000, respectively. At December 31, 2003 and 2002, there were no commitments for advances from the Federal Home Loan Bank.

Note 12.    Other Borrowings

Other borrowings at December 31 consist of the following:

	2003	2002
Securities sold under agreements to repurchase, net	$265	$400,446
Subordinated extendible notes, interest 7.95%, due December 1, 2006	21,725	21,725
Term note, adjustable interest, due December 31, 2007	84,600	94,000
Subordinated notes, adjustable interest, due December 8, 2011	30,000	30,000
Subordinated notes, adjustable interest, due December 18, 2031	20,000	20,000
Floating rate junior subordinated debt securities, due October 8, 2033	10,310	—
Loans eligible to be repurchased from GNMA	20,923	17,886
United States treasury tax and loan borrowings	27,420	37,135

	$215,243	$621,192

At December 31, 2003, there were securities sold under agreements to repurchase (“repurchase agreements”) totaling $400,000,000 which were offset by securities purchased under agreements to resell (“reverse repurchase agreements”) for a like amount. The Corporation offsets the receivable amounts for the reverse repurchase agreements with the liability amounts for the repurchase agreements as permitted by Financial Interpretation No. 41 “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements”. The repurchase agreements and reverse repurchase agreements had identical maturity dates as follows: $100,000,000 each in December 2006, March 2007, April 2008 and March 2011. The repurchase agreements carried a weighted average rate of 3.02% and the reverse repurchase agreements carried a weighted average rate of 3.36%. Other repurchase agreements totaling $265,000 mature overnight and carried a weighted average rate of .51%. At December 31, 2003, mortgage-backed securities with a carrying value totaling $423,005,000 and a fair value totaling $423,838,000, respectively, were pledged as collateral for the repurchase agreements. On December 31, 2002, repurchase agreements carried a weighted average rate of 3.30% with maturities as follows: $446,000 overnight, $100,000,000 each in December 2006, March 2007, April 2008 and December 2011. At December 31, 2002, mortgage-backed securities with a carrying value totaling $421,969,000 and a fair value totaling $430,266,000 were pledged as collateral for the repurchase agreements.

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

Effective September 25, 2003, Commercial Federal Capital Trust I (“Trust”), a Delaware statutory trust of the parent company, was formed for the purpose of issuing 10,000 shares totaling $10,000,000 of floating-rate capital securities (“Capital Securities”) to unrelated investors and for investing the proceeds thereof in Junior Subordinated Debentures (“Debt Securities”) issued by the parent company. Also effective September 25, 2003, the Trust issued $310,000 of common securities to the parent company. The proceeds from the issuance of the Capital Securities and the common securities were used by the Trust to purchase the parent company’s Debt Securities in the amount of $10,310,000. The Capital Securities and Debt Securities bear interest equal to the London Interbank Offered Rate (“LIBOR”) plus 2.95% and are guaranteed by the parent company. See Note 17 “Commitments and Contingencies” for additional information regarding the guarantee. The obligations of the parent company under that guarantee and the Debt Securities are subordinate to all senior indebtedness as defined in the indenture agreement. The distribution rate payable on the Capital Securities is cumulative and is payable quarterly in arrears commencing on January 8, 2004. The Capital Securities are subject to mandatory redemption upon repayment of the Debt Securities. The Debt Securities mature on October 8, 2033, which may be shortened to not earlier than October 8, 2008, if certain conditions are met. The Debt Securities are redeemable at the option of the parent company on or after October 8, 2008, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the Debt Securities or the Capital Securities. The Trust is not required to be consolidated into the financial statements of the Corporation in accordance with FASB Interpretation No. 46. See Note 24 “Current Accounting Pronouncements” for further information on FASB Interpretation No. 46.

On December 30, 2002, the Corporation entered into a term and revolving credit agreement totaling $104,000,000. This credit facility is in the form of an unsecured, five-year term note due December 31, 2007, totaling $94,000,000 and an unsecured revolving note totaling $10,000,000. On December 30, 2002, the $94,000,000 term note was drawn down to repay a term note due June 30, 2004, for $49,365,000 including accrued interest. The remaining proceeds of $44,635,000 were used to redeem the 9.375% cumulative trust preferred securities that were paid off in full by the Corporation on December 31, 2002. Terms of the note require quarterly principal payments of $2,350,000 and quarterly interest payable at a monthly adjustable rate priced at 100 basis points below the lender’s national base rate, or 3.00% at December 31, 2003. The balance of the term note at December 31, 2003, was $84,600,000. The unsecured revolving line of credit for $10,000,000, none of which was drawn down at December 31, 2003, is renewable annually and has interest rate terms the same as the term note.

On November 28, 2001, the Bank issued and sold $30,000,000 of floating rate subordinated debt securities due December 8, 2011, with interest payable semi-annually. At December 31, 2003, the interest rate was 4.98% which resets semi-annually on each successive interest payment date equal to the six-month LIBOR plus 3.75%. The interest rate shall not exceed 12.50%. These subordinated debt securities are not redeemable, unless certain events occur, as defined in the Indenture. The subordinated debt securities, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Bank.

On December 18, 2001, the Bank issued and sold $20,000,000 of floating rate junior subordinated debentures due December 18, 2031, with interest payable quarterly. At December 31, 2003, the interest rate was 4.77% which resets quarterly on each successive interest payment date equal to the three-month LIBOR plus 3.60%. The interest rate shall not exceed 12.50% prior to December 18, 2011. These junior subordinated debentures may be redeemed by the Bank on or after December 18, 2006, and on any subsequent interest reset date through September 18, 2030, and any time after September 30, 2030, with proper notice. The junior subordinated debentures, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Bank.

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

At December 31, 2003 and 2002, loans serviced for GNMA and eligible to be repurchased from GNMA totaled $20,923,000 and $17,886,000, respectively. These other borrowings represent the liabilities (at a zero percent interest rate) that are offset by like amounts of loans held for sale for which the Corporation has an option to repurchase from GNMA as of the respective year end.

United States treasury tax and loan borrowings totaled $27,420,000 and $37,135,000 at December 31, 2003 and 2002, respectively, and carried interest rates of .94% and 1.16%, respectively. These borrowings are open-ended interest bearing notes that are callable by the United States Treasury and, at December 31, 2003 and 2002, were secured by mortgage-backed securities with book values totaling $67,004,000 and $55,699,000, respectively.

Contractual principal maturities of other borrowings as of December 31, 2003, for the next five years are as follows: 2004—$58,008,000; 2005—$9,400,000; 2006—$31,125,000; 2007—$56,400,000; 2008—$0 and 2009 and thereafter—$60,310,000.

Note 13.    Derivative Financial Instruments

The Corporation utilizes derivative financial instruments as part of an overall interest rate risk management strategy.

Interest Rate Swap Agreements

The Corporation is exposed to interest rate risk relating to the variable cash flows of certain deposit liabilities and FHLB advances attributable to changes in market interest rates. As part of its overall strategy to manage the level of exposure to the risk of interest rates adversely affecting net interest income the Corporation uses interest rate swap agreements that have offsetting characteristics from the hedged deposit liabilities and FHLB advances. These derivatives are designated and qualify as cash flow hedges with the fair value gain or loss reported as a component of accumulated other comprehensive income. The fair value of the interest rate swaps at December 31, 2003 and 2002, totaled $100,467,000 and $255,527,000, respectively, which represents the amount that would need to be paid if the swap agreements were terminated.

The following table summarizes the Corporation’s interest rate swap agreements for cash flow hedges by maturity dates at December 31:

	2003			2002
	Notional Amount	Interest Rate		Notional Amount	Interest Rate
		Paying	Receiving		Paying	Receiving
Scheduled Maturities Due:
Within 1 year	$600,000	6.14%	1.12%	$400,000	5.65%	1.26%
Over 1 year to 2 years	—	—	—	600,000	6.14	1.31
Over 2 years to 3 years	—	—	—	250,000	6.38	1.21
Over 3 years to 4 years	—	—	—	350,000	5.41	1.32
Over 4 years to 5 years	—	—	—	200,000	5.80	1.50
Over 5 years	720,000	5.89	1.16	720,000	5.88	1.69

	$1,320,000	6.00%	1.14%	$2,520,000	5.88%	1.42%

Under the interest rate swap agreements listed in the table above, the Corporation pays fixed rates of interest and receives variable rates of interest. The variable interest rates were based on either the 13-week average yield of the three-month U.S. Treasury bill or the three-month LIBOR average. The net interest settlement was quarterly.

During 2003, the Corporation entered into an interest rate swap agreement for which the Corporation pays a variable rate of interest and receives a fixed rate of interest. This swap agreement hedges the exposure to changes in the fair value of certain convertible fixed-rate FHLB advances and qualifies as a fair value hedge. This swap has a notional amount of $100,000,000 and matures February 1, 2009. The fair value of this swap agreement at December 31, 2003 was $3,422,000, which represents the amount that the Corporation would receive if the swap agreement was terminated. The variable rate of interest the Corporation was paying under this swap agreement based on the one-month LIBOR average at December 31, 2003 was 1.17%, while the fixed rate of interest the Corporation was receiving was 4.30%.

During 2003, the Corporation recognized a loss for $29,426,000 on the termination of certain swap agreements that were previously hedging the adjustable interest payments related to $300,000,000 in adjustable rate FHLB advances that were paid off. This loss was recognized as a component of the other income category “gain on sale of securities and changes in fair value of derivatives, net” in the Consolidated Statement of Income. Since these swap agreements were designated as cash flow hedges, the fair value loss for these swap agreements was previously recorded as a component of other comprehensive income.

The Corporation also terminated interest rate swap agreements that were designated as cash flow hedges of adjustable interest payments related to $500,000,000 in adjustable rate savings deposits in 2003. Since the hedged savings deposits were still outstanding at the time the swap agreements were terminated, the total loss of $39,871,000 was deferred as a component of other comprehensive income. This loss is being amortized over the remaining term of the swap agreements. During 2003, $2,627,000 of this loss was amortized as a component of savings deposit interest expense. The unamortized deferred loss related to these terminations remaining in other comprehensive income as of December 31, 2003 totaled $37,245,000.

In December 2000, the Corporation incurred losses totaling $8,601,000 on terminated interest rate swap agreements. Since the related hedged savings deposits were still outstanding, this loss was deferred in other comprehensive income and is being amortized to expense over the remaining terms of the swap agreements. The amortization of this deferred loss was $1,380,000 in 2003 and $2,034,000 during each of the years ended December 31, 2002 and 2001. The unamortized balance of these terminated interest rate swap agreements reflected as a component of other comprehensive income totaled $2,983,000 and $4,364,000, respectively, at December 31, 2003 and 2002.

Net interest expense on the swap agreements totaled $120,586,000, $116,349,000 and $46,849,000, respectively, for the years ended December 31, 2003, 2002 and 2001.

The interest rate swap agreements were collateralized by investment securities with carrying values totaling $109,051,000 and $207,707,000 at December 31, 2003 and 2002. Entering into interest rate swap agreements involves the credit risk of dealing with intermediary and primary counterparties and their ability to meet the terms of the respective contracts. The Corporation is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swaps if the Corporation is in a net interest receivable position at the time of potential default by the counterparties. At December 31, 2003 and 2002, the Corporation was in a net interest payable position regarding the pay fixed/receive variable interest rate swap agreements. The Corporation does not anticipate nonperformance by the counterparties.

Swaption Agreements

The Corporation entered into swaption agreements beginning in 2001 to hedge the exposure to changes in the fair value of the call options embedded in certain fixed rate FHLB advances. All terms of the swaption agreements exactly match the terms of these FHLB advances. In the event any of these FHLB advances are called, the Corporation will exercise its corresponding option to enter into a swap agreement whereby the Corporation would pay a fixed rate of interest and receive a variable rate of interest. At December 31, 2003, the Corporation had $600,000,000 of fixed-rate FHLB advances with interest rates ranging from 4.3% to 5.1%, maturity dates ranging from January 2009 to May 2009 and call dates ranging from January 2004 to March 2004 for which the embedded call options were being hedged by swaption agreements. At December 31, 2002, the Corporation had $1,700,000,000 of 10-year fixed-rate FHLB advances with interest rates ranging from 4.30% to 5.92%, maturity dates ranging from February 2009 to December 2009 and call dates ranging from January 2003 to March 2003 for which the embedded call options were being hedged by swaption agreements. At December 31, 2003 and 2002, the fair value of the swaption agreements was recorded as an asset totaling $19,216,000 and $44,966,000, respectively.

During 2003, the Corporation terminated swaption agreements with a notional amount of $1,100,000,000. These terminations occurred in conjunction with the modification of terms related to FHLB advances for which the embedded call options were being hedged by these terminated swaption agreements. Since the modified FHLB debt was not substantially different than the former FHLB debt, the carrying value adjustments of the former FHLB debt, inclusive of carrying value adjustments related to the terminated swaption agreements, was carried over to the modified FHLB debt to be amortized over the remaining life of the newly modified debt as a component of interest expense. As of December 31, 2003, the unamortized carrying value adjustment to the modified FHLB debt related to the terminated swaption agreements was $25,020,000.

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

At December 31, 2003 and 2002, the Corporation had interest rate floor agreements with notional amounts totaling $1,350,000,000 and $1,225,000,000, respectively, with fair value gains of $6,084,000 and $13,556,000, respectively, representing the amount that would be received to terminate the floor agreements. At December 31, 2003, the interest rate floor agreements had strike rates ranging from 3.45% to 4.30% and mature between

September 2007 and June 2008. At December 31, 2002, the interest rate floor agreements had strike rates ranging from 3.45% to 6.32% and mature between January 2003 and November 2007.

Interest Rate Cap Agreements

From time to time, the Corporation uses interest rate cap agreements to hedge against the risk of a potential rise in interest rates. These agreements do not qualify for hedge accounting. During 2003, a cap agreement was purchased with a notional amount of $100,000,000. This cap agreement was subsequently sold later in 2003 resulting in a pre-tax gain of $650,000. No interest rate cap agreements were outstanding as of December 31, 2003 and 2002.

Commitments

Mandatory forward sales commitments are used by the Corporation to mitigate the interest rate risk associated with commitments to originate mortgage loans for sale in the secondary market (“rate lock commitments”) and funded mortgage loans held for sale in the secondary market (“warehouse loans”). Rate lock commitments include loans which have been approved or are in the process of approval. Mandatory forward sales commitments obligate both the Corporation and the buyer to trade loans at a specified price at the settlement date. The Corporation considers estimated fallout rates, the percentage of loans with rate lock commitments expected not to close, in calculating the amount of forward sales commitments to execute. A risk associated with rate lock commitments is that actual fallout rates may differ from what was anticipated due to fluctuations in market interest rates. For example, in a declining interest rate environment, loan customers may choose to let their loan commitments at higher rates expire, and the Corporation may not have the necessary loans to meet the mandatory forward sales commitments. Under these circumstances, the Corporation may be required to purchase mortgage loans, at higher market prices, to satisfy its sales commitments. Conversely, in a rising rate environment, the Corporation may experience lower than expected fallout rates which could result in a shortage of forward sales commitments to cover the excess rate lock commitments. To help mitigate these risks, the Corporation may enter into option contracts to provide protection for unexpected fluctuations in the fallout of loans with rate lock commitments.

Rate lock commitments and mandatory forward sales commitments are considered to be derivatives under SFAS No. 133. These derivatives are recorded at fair value with changes in fair value reported currently in earnings. The Corporation designates a portion of mandatory forward sales commitments to sell residential mortgage loans as hedging the change in fair value of warehouse loans with matched critical terms. These mandatory forward sales commitments that are designated to hedge warehouse loans qualify for hedge accounting since the critical terms of the warehouse loans match the critical terms of the forward sales commitments.

At December 31, 2003 and 2002, the Corporation had mandatory forward sales commitments totaling $407,000,000 and $1,391,000,000, respectively. These sales commitments had fair value net losses of $2,764,000 and $17,984,000, respectively, at December 31, 2003 and 2002. The losses on these mandatory forward sales commitments were partially offset by fair value gains of $878,000 and $10,505,000 on rate lock commitments of $159,201,000 and $707,976,000, net of estimated fallout, as of December 31, 2003 and 2002, respectively. The gains and losses associated with mandatory forward loan sales commitments that were designated as hedges for warehouse loans and qualified for hedge accounting treatment were offset by the recognition of gains and losses on the hedged warehouse loans. The warehouse loans, which did not have matched critical terms with mandatory forward loan sales commitments, and did not qualify for hedge accounting, were carried at the lower of cost or market. At December 31, 2003 and 2002, the Corporation had call options outstanding with notional amounts of $35,000,000 and $80,000,000 which were recorded at a fair values of $131,000 and $447,000, respectively.

Note 14.    Income Taxes

A comparative analysis of the federal and state income tax provision at December 31 follows:

	2003	2002	2001
Current:
Federal	$30,114	$71,669	$56,014
State	647	1,634	1,221

	30,761	73,303	57,235

Deferred:
Federal	2,949	(29,107)	(13,287)
State	576	(473)	(574)

	3,525	(29,580)	(13,861)

Total income tax provision	$34,286	$43,723	$43,374

The following is a reconciliation of the statutory federal income tax rate to the consolidated effective tax rate at December 31:

	2003	2002	2001
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase in value of Bank owned life insurance	(3.4)	(3.2)	(3.3)
Amortization of goodwill	—	—	1.9
Tax exempt interest	(3.6)	(2.9)	(2.6)
Income tax credits	(.8)	(.6)	(.5)
State income taxes, net of federal income taxes	.6	.5	.3
Other items, net	—	.2	.1

Effective tax rate	27.8%	29.0%	30.9%

The components of deferred tax assets and liabilities at December 31 are as follows:

	2003	2002
Deferred tax assets:
Interest rate swap agreements	$51,876	$103,207
Allowance for losses on loans and real estate not currently deductible	43,351	42,220
State net operating loss carryforwards	12,749	11,800
Mortgage servicing rights	8,468	10,671
Basis differences between tax and financial reporting arising from acquisitions	5,790	7,198
Employee benefits	4,298	4,489
Other items	6,833	7,063

	133,365	186,648
Valuation allowance	(16,853)	(19,370)

	116,512	167,278

Deferred tax liabilities:
Federal Home Loan Bank stock	12,301	13,859
Real estate investment trust deferred income	8,904	9,596
Core value of acquired deposits	5,547	7,157
Differences between book and tax basis of premises and equipment	5,529	6,511
Mark-to-market of securities available for sale	3,956	35,248
Deferred loan fees	3,675	2,254
Other items	8,244	6,539

	48,156	81,164

Net deferred tax asset	$68,356	$86,114

At December 31, 2003, the Corporation and certain subsidiaries had state net operating loss carryforwards totaling approximately $211,279,000 available for income tax purposes. A valuation allowance was established for these carryforwards which expire through 2023. The valuation allowance is primarily attributable to state deferred tax assets at December 31, 2003. The valuation allowance decreased to $16,853,000 at December 31, 2003, compared to $19,370,000 at December 31, 2002, primarily due to decreases in net state deferred tax assets.

A deferred tax liability has not been recognized for the bad debt reserves of the Bank created in the tax years which began prior to December 31, 1987 (the base year). At December 31, 2003, these reserves totaled approximately $105,266,000 with an unrecognized deferred tax liability approximating $38,527,000. This unrecognized deferred tax liability could be recognized in the future, in whole or in part, if there is a change in federal tax law, the Bank fails to meet certain definitional tests and other conditions in the federal tax law, certain distributions are made with respect to the stock of the Bank, or the bad debt reserves are used for any purpose other than absorbing bad debt losses.

Note 15.    Stockholders’ Equity and Regulatory Restrictions

Effective December 18, 1998, the Corporation’s Shareholder Rights Plan was amended primarily to extend the expiration date of such rights to December 19, 2008, unless earlier redeemed by the Corporation. In December 1988, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of stock purchase rights. This dividend consisted of one primary right and one secondary right for each outstanding share of common stock payable on December 30, 1988, and for each share of common stock issued by the Corporation at any time after December 30, 1988, and prior to the earlier of the occurrence of certain events or expiration of these rights. These rights are attached to and trade only together with the common stock shares. The provisions of the Shareholder Rights Plan are designed to protect the interests of the stockholders of record in the event of an unsolicited or hostile attempt to acquire the Corporation at a price or on terms that are not fair to all shareholders. Unless rights are exercised, holders have no rights as a stockholder of the Corporation (other than rights resulting from such holder’s ownership of common shares), including, without limitation, the right to vote or to receive dividends. At December 31, 2003, no such rights were exercised.

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

The capital distribution regulations of the OTS, as defined, allow the Bank to pay capital distributions during a calendar year upon notice to the OTS. These capital distributions are limited to the sum of 100% of the Bank’s retained net income for the current calendar year plus the Bank’s retained net income for the preceding two calendar years. Retained net income is net income determined in accordance with generally accepted accounting principles less total capital distributions declared. Capital distributions in excess of the Bank’s retained net income require the submission of an application for approval from the OTS. At December 31, 2003, the Bank’s total distributions exceeded its retained net income by $115,627,000 under this regulation thereby requiring the Bank to file an application with the OTS for any proposed capital distribution. Applicable regulations require approval by the OTS of any proposed distribution and, in some cases, could prohibit the distribution. The Bank has received approvals from the OTS on all applications for capital distributions.

In April 1999, the Corporation began repurchasing its outstanding common stock. From April 1999 through December 31, 2002, the Corporation purchased 16,759,200 shares of its common stock at a cost of $355,652,000. During August 2003, the 500,000 share repurchase authorized on February 28, 2002, was completed with the remaining 240,800 shares repurchased at a cost of $5,425,000. On November 25, 2002, a repurchase for 5,000,000 shares was authorized. The Corporation began purchasing shares under this authorization on February 10, 2003, and through December 31, 2003, had repurchased 3,751,300 shares costing $90,041,000. The

Corporation’s repurchasing and cancellation of its common stock has reduced additional paid-in capital to a zero balance at December 31, 2003. Also, on November 25, 2003, an additional repurchase for 3,000,000 shares was authorized. As of December 31, 2003, no shares had been repurchased under this authorization.

Note 16.    Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following table. Prompt corrective action provisions pursuant to FDICIA require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for prompt corrective action provisions under FDICIA, the Bank must maintain certain minimum capital ratios as set forth below. The Bank exceeded the minimum requirements for the well-capitalized category for both periods presented.

The following presents the Bank’s regulatory capital levels and ratios relative to its minimum capital requirements:

	Actual Capital		Required Capital
As of December 31, 2003:	Amount	Ratio	Amount	Ratio
OTS capital adequacy:
Tangible capital	$710,670	5.93%	$179,707	1.50%
Core capital	704,350	5.88	478,966	4.00	(1)
Risk-based capital	838,437	10.87	617,803	8.00
FDICIA regulations to be classified well-capitalized:
Tier 1 leverage capital	704,350	5.88	598,707	5.00
Tier 1 risk-based capital	704,350	9.13	462,961	6.00
Total risk-based capital	838,437	10.87	772,253	10.00

As of December 31, 2002:
OTS capital adequacy:
Tangible capital	$736,627	5.75%	$192,102	1.50%
Core capital	728,449	5.69	511,945	4.00	(1)
Risk-based capital	864,671	10.87	636,616	8.00
FDICIA regulations to be classified well-capitalized:
Tier 1 leverage capital	728,449	5.69	639,931	5.00
Tier 1 risk-based capital	728,449	9.15	477,462	6.00
Total risk-based capital	864,671	10.87	795,771	10.00

(1)	For institutions that have well-diversified risks, including minimal interest rate risk exposure, excellent asset quality, high liquidity, stable and sufficient earnings and are not anticipating or experiencing significant growth, the minimum percentage of required core capital is 3.00%.

As of December 31, 2003, the most recent notification from the OTS categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank’s classification.

Note 17.    Commitments and Contingencies

Through the normal course of operations, the Corporation enters into certain off-balance sheet agreements to meet the financing needs of its customers. These agreements include commitments to extend credit, standby letters of credit and financial guarantees on certain loans sold with recourse and on other contingent obligations. These agreements may involve elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statement of Financial Condition. The contractual amounts of these instruments represent the maximum credit risk to the Corporation. The Corporation uses the same credit policies in making loan commitments and issuing standby letters of credit as it does for on-balance sheet instruments.

The following table presents outstanding commitments at December 31, excluding undisbursed portions of loans in process:

	2003	2002
Originate and purchase residential mortgage loans	$451,241	$1,641,799
Originate commercial real estate loans	56,824	102,271
Originate consumer, commercial operating and agricultural loans	32,134	20,920
Unused lines of credit for consumer use	254,560	211,943
Unused lines of credit for commercial use	137,137	85,626

	$931,896	$2,062,559

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

At December 31, 2003 and 2002, the Corporation had approximately $407,000,000 and $1,391,000,000, respectively, in mandatory forward delivery commitments to sell residential mortgage loans. These mandatory forward sales commitments are used by the Corporation to mitigate the interest rate risk associated with commitments to originate and purchase mortgage loans for sale in the secondary market and funded mortgage loans held for sale in the secondary market.

The Corporation is a guarantor for the obligations of a subsidiary under a lease sale agreement dated December 31, 2000. The maximum potential amount of future payments the Corporation could be required to make under the guarantee is $47,000,000, which is the total purchase price stated in the purchase agreement. The nature of the potential claims for which the Corporation has guaranteed is primarily related to representations and warranties, which are customary in the sale of lease assets. The rights of the buyer in the purchase agreement which are covered by the guarantee to make claims against the representations and warranties expire April 9, 2005. There are no terms in the guarantee providing for a limitation to the maximum potential amount of future payments under the guarantee. At December 31, 2003 and December 31, 2002, the Corporation’s outstanding liability for its estimated potential obligation under this guarantee is not material. The guarantee also includes recourse provisions defining which assets the Corporation could obtain and liquidate under certain conditions of the guarantee.

The parent company has provided a guarantee of payment of certain amounts (“Guaranteed Payments”) for the benefit of holders of Capital Securities issued by Commercial Federal Capital Trust I (“Trust”), a Delaware statutory trust created by the parent company for the purpose of issuing the Capital Securities. The Guaranteed

Payments are equal to the amount of (i) all accrued and unpaid distributions on the Capital Securities, (ii) the price payable on redemption of the Capital Securities, and (iii) upon termination of the Trust, the lesser of either the liquidation amount of the Capital Securities and all unpaid distributions thereon or the amount of assets of the Trust remaining available for distribution to holders after satisfaction of all liabilities. The parent company is required to make payments under the guarantee only to the extent the Trust holds funds sufficient to make such payments, but fails to do so. The maximum potential amount of future payments on the guarantee is $10,000,000 equal to the principal of the Capital Securities, plus interest which accrues at a variable rate equal to LIBOR plus 2.95%. The term of the guarantee ends with the maturity of the Capital Securities (October 8, 2033). The parent company is subrogated to all rights of holders of the Capital Securities with respect to amounts it pays on the guarantee, which amounts would be recoverable from the funds by the Trust. Consequently, the parent company expects that the liquidation of such assets held by the Trust would fully cover the maximum potential amount of future payments the parent company may make on the guarantee. The fair value of this guarantee is not material.

Standby letters of credit issued by the Corporation commit the Corporation to make payments on behalf of customers when certain specified future events occur. The credit risk involved with standby letters of credit is primarily the same as credit risks involved with issuing a loan. At December 31, 2003, the Corporation had $11,140,000 of standby letters of credit with a weighted average term of approximately nine months. The fees on these standby letters of credit are deferred and recorded at fair value. These fees were not material at December 31, 2003, and no material losses are anticipated from outstanding standby letters of credit.

The Corporation invests in several multi-family affordable housing initiatives within its markets. The Corporation is a limited partner in these various community investment properties and it receives affordable housing tax credits for these limited partnership investments. Effective July 1, 2003, the Corporation early adopted the provisions of FASB Interpretation No. 46, and consolidated certain of these partnerships with assets approximating $1,737,000 as of December 31, 2003. The Corporation has no material potential exposure to loss relative to these partnerships. The consolidation provisions of FASB Interpretation No. 46 do not apply for the other remaining partnerships. Total assets for these other partnerships were approximately $127,300,000 at December 31, 2003, with the maximum potential exposure to loss from investments in these limited partnerships and unfunded commitments totaling approximately $8,800,000 as of December 31, 2003.

The Corporation is a general partner in, and holds certain limited partner interests in, numerous limited partnerships formed in prior years to provide investment opportunities in real estate ventures for customers of the Bank. The consolidation of these limited partnerships is not required under the provisions of Interpretation No. 46. Assets under the Corporation’s management, which are not included in the accompanying Consolidated Statement of Financial Condition, totaled approximately $18,100,000 as of December 31, 2003. In the unlikely event that all of the assets of these limited partnerships had no value and all other partners failed to meet their obligations, management of the Corporation estimates that its maximum exposure to loss would approximate $32,100,000. This amount represents the total liabilities of the limited partnerships for which the Corporation is a general partner plus the net carrying value of the Corporation’s investments in these entities at December 31, 2003. However, the Corporation expects to recover its recorded investments in these limited partnerships.

The Corporation is subject to a number of lawsuits and claims for various amounts, which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Corporation’s financial position or results of operations.

On September 12, 1994, the Bank and the Corporation commenced litigation relating to supervisory goodwill against the Government in the United States Court of Federal Claims seeking to recover monetary relief for the Government’s refusal to honor certain contracts that it had entered into with the Bank. The suit alleged that such governmental action constituted a breach of contract and an unlawful taking of property by the Government without just compensation or due process in violation of the Constitution of the United States. On July 22, 2003, the United States Court of Federal Claims issued its ruling dismissing the Corporation’s complaint and the Corporation and the Bank determined not to appeal this ruling. As a result, the litigation with respect to the Empire and Territory claims has been terminated with no damages awarded to the Corporation or the Bank.

The Bank also assumed a lawsuit in the merger with Mid Continent against the Government also relating to a supervisory goodwill claim filed by the former Mid Continent. The Mid Continent claim was tried in June and July 2003 with a final summation completed in October 2003. A final ruling was entered on January 29, 2004, awarding the Bank $5,600,000 in damages. On February 12, 2004, the Department of Justice, on behalf of the Government, filed a Defendant’s Motion for Reconsideration of the ruling entered on January 29, 2004. The Government’s motion argued the amount of lost profit damages awarded by the Court was inappropriate. On or about February 26, 2004 the Court denied the Government’s motion. The Government has sixty days to file a formal appeal of the ruling entered on January 29, 2004. The ultimate collectibility of this award is contingent on a number of factors and future events which are beyond the control of the Bank, as to substance, timing and amount of damages that may be paid to the Bank.

Note 18.    Employee Benefit and Incentive Plans

Retirement Savings Plan

The Corporation maintains a contributory deferred savings 401(k) plan covering substantially all employees. The Corporation’s matching contributions are equal to 100% of the first 8% of participant contributions. Participants vest immediately in their own contributions. For contributions of the Corporation, participants vest over a five-year period and, thereafter, vest 100% on an annual basis if employed on the last day of each calendar year. Retirees who meet certain employment and age requirements, vest 100% at the date of their retirement. Contribution expense was $4,497,000, $4,464,000 and $3,668,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

The following table presents the activity of all stock option plans for the years ended December 31, 2003, 2002 and 2001, and the stock options outstanding at the end of the respective periods:

	Stock Option Shares	Weighted Average Price Per Share	Aggregate Amount
Outstanding at December 31, 2000	2,834,980	$21.06	$59,705
Granted	1,086,538	21.71	23,583
Exercised	(354,009)	13.03	(4,613)
Canceled	(335,387)	22.70	(7,612)

Outstanding at December 31, 2001	3,232,122	21.99	71,063
Granted	824,086	24.50	20,188
Exercised	(290,760)	18.18	(5,286)
Canceled	(168,342)	24.61	(4,144)

Outstanding at December 31, 2002	3,597,106	22.75	81,821
Granted	796,553	22.06	17,572
Exercised	(182,798)	17.19	(3,142)
Canceled	(202,844)	26.84	(5,444)

Outstanding at December 31, 2003	4,008,017	$22.66	$90,807

Exercisable at December 31, 2003	2,760,052	$22.37	$61,740

Shares available for future grants at December 31, 2003:
1996 Plan	158,500
2002 Plan	1,683,600

The following table summarizes information about the Corporation’s stock options outstanding at December 31, 2003:

Shares Subject to Outstanding Options				Shares Exercisable
Range of Exercise Prices	Stock Option Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Stock Option Shares Exercisable	Weighted Average Exercise Price
$ 9.01 – $12.14	76,674	1.16	$10.31	76,674	$10.31
12.33 – 14.95	123,043	4.99	13.66	123,043	13.66
15.47 – 18.40	634,814	6.31	16.21	634,814	16.21
20.06 – 22.54	1,634,693	7.69	22.22	810,254	22.04
23.08 – 26.10	1,140,944	7.25	24.65	717,418	24.44
34.16	397,849	4.37	34.16	397,849	34.16

$ 9.01 – $34.16	4,008,017	6.81	$22.66	2,760,052	$22.37

During the year ended December 31, 2003, a total of 311,250 options were granted to executives and managers under the 1996 Plan and 354,900 options under the 2002 Plan. During the years ended December 31, 2002 and 2001, a total of 700,132 options and 957,878 options, respectively, were granted to executives and managers under the 1996 Plan.

The Board of Directors may elect to receive their fees in the form of discounted stock options. During the year ended December 31, 2003, 70,403 options under the 2002 Plan were issued to directors. During the years ended December 31, 2002 and 2001, 63,954 options and 68,660 options, respectively, were issued to directors under the 1996 Plan. Directors compensation expense resulting from the issuance of these stock options totaled $397,000, $430,000 and $321,000 for the respective periods. During the years ended December 31, 2003, 2002 and 2001, non-incentive stock options for 60,000 shares per year were granted to directors under the 1996 Plan. All options granted to directors vest immediately.

The Corporation applies APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock option plans. See Note 1 “Summary of Significant Accounting Policies”—“Stock-Based Compensation” for the effect on the Corporation’s net income and earnings per share as if compensation cost was determined based on the fair value at the grant dates for stock options awarded pursuant to the provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation.” The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions used at December 31, as follows:

	2003	2002	2001
Expected dividend yield	1.50% – 2.72%	1.28% – 2.13%	1.26% – 1.95%
Expected stock price volatility	27% – 28%	28%	29%
Risk-free interest rates	2.65% – 3.69%	3.07% – 5.07%	4.17% – 5.03%
Expected option lives	6 years	6 years	6 years
Weighted average fair value of options granted	$7.25	$9.67	$8.95

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

Restricted stock may also be granted for awards earned under management incentive plans. On the grant dates of December 31, 2003, 2002, and 2001, the Corporation issued restricted stock for 45,884 shares, 81,248 shares and 76,988 shares, respectively, with an aggregate market value of $1,226,000, $1,897,000 and $1,809,000, respectively. The awards of restricted stock vest 20% on each anniversary of the grant date, provided that the employee has completed the specified service requirement, or earlier under certain conditions. Total deferred compensation on the unvested restricted stock totaled $2,776,000, $2,915,000 and $2,027,000 at December 31, 2003, 2002 and 2001, respectively, and is recorded as a reduction of stockholders’ equity. The value of the restricted shares is amortized to compensation expense over the five-year vesting period. Compensation expense applicable to the restricted stock totaled $1,331,000, $909,000 and $196,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Note 19.    Exit Costs and Termination Benefits

On August 14, 2000, the Board of Directors approved a series of strategic initiatives aimed at improving the overall operations of the Corporation. A significant portion of these initiatives were completed, and the related costs incurred, during the six months ended December 31, 2000. Under this initiative, the Corporation closed or consolidated 12 branches and sold 34 branches in 2001. The branches were located in Iowa (22), Kansas (11), Missouri (6), Nebraska (3), Oklahoma (3) and Arizona (1). Deposits totaling $446,267,000 were associated with these branch sales. During the year ended December 31, 2001, the Corporation realized net gains totaling $18,304,000 relating to the sold branches. These gains were from the premiums received on the sales of deposits, loans and fixed assets. Severance costs associated with right-sizing branch personnel and expenses to close branches totaled $1,979,000. During the six months ended December 31, 2000, the Corporation recorded a pre-tax charge of $16,992,000 related to exit costs and write-offs of intangible assets associated with these branch divestitures.

Total exit costs and termination benefits relating to the August 2000 initiatives at December 31 are summarized below:

	2003	2002	2001
Branch sales and closings	$—	$—	$1,979
Exiting leasing operations	—	—	754
Various other charges	—	—	5

Exit costs and termination benefits	—	—	2,738
Less net gains on the sales of branches	—	—	(18,304)

Total exit costs and termination benefits, before tax	—	—	(15,566)
Income tax benefit, net	—	—	5,448

Total exit costs and termination benefits, after tax	$—	$—	$(10,118)

Four branches in Minnesota with deposits totaling approximately $20,000,000 remained to be sold as of December 31, 2001, under the August 2000 initiatives. During the third quarter of 2002, these branches were sold resulting in a pre-tax gain of $875,000. This net gain on sale was reported in other operating expenses in the Consolidated Statement of Income for calendar year 2002.

Note 20.    Financial Information (Parent Company Only)

CONDENSED STATEMENT OF FINANCIAL CONDITION

	December 31,
	2003	2002
ASSETS
Cash	$58,046	$40,206
Other assets	645	3,102
Equity in CF Capital Trust	310	—
Equity in Commercial Federal Bank	820,623	827,053

Total Assets	$879,624	$870,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Other liabilities	$7,636	$4,536
Subordinated extendible notes	21,725	21,725
Term notes	84,600	94,000
Floating rate junior subordinated debt securities	10,310	—

Total Liabilities	124,271	120,261

Stockholders’ Equity	755,353	750,100

Total Liabilities and Stockholders’ Equity	$879,624	$870,361

CONDENSED STATEMENT OF INCOME

	December 31,
	2003	2002	2001
Revenues:
Dividend income from the Bank	$125,000	$85,000	$216,000
Other income	367	513	1,330
Expenses:
Interest expense	(4,656)	(8,068)	(12,601)
Operating expenses	(1,002)	(2,445)	(981)

Income before income taxes and equity in undistributed earnings of subsidiaries	119,709	75,000	203,748
Income tax benefit	(1,979)	(3,545)	(4,215)

Income before equity in undistributed earnings of subsidiaries	121,688	78,545	207,963
Equity in undistributed (overdistributed) earnings (losses) of subsidiaries	(32,668)	28,458	(111,158)

Net income	$89,020	$107,003	$96,805

CONDENSED STATEMENT OF CASH FLOWS

	December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$89,020	$107,003	$96,805
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (overdistributed) losses (earnings) of subsidiaries	32,668	(28,458)	111,158
Other items, net	4,649	(272)	(2,009)

Total adjustments	37,317	(28,730)	109,149

Net cash provided by operating activities	126,337	78,273	205,954

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of common securities of CFC Preferred Trust	—	1,392	—
Proceeds from sales of investment securities available for sale	—	—	121
Maturities and repayments of investment securities available for sale	—	—	180

Net cash provided by investing activities	—	1,392	301

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of notes payable	—	94,000	—
Proceeds from issuance of junior subordinated debentures	10,000	—	—
Payments of notes payable	(9,400)	(64,375)	(37,338)
Redemption of junior subordinated deferrable interest debentures	—	(46,392)	—
Payments for debt issue costs	—	(238)	—
Repurchases of common stock	(95,467)	(25,709)	(180,877)
Issuance of common stock	3,143	5,288	4,579
Payments of cash dividends on common stock	(16,773)	(15,449)	(15,239)
Other items, net	—	—	10

Net cash used by financing activities	(108,497)	(52,875)	(228,865)

CASH AND CASH EQUIVALENTS
Increase (decrease) in net cash position	17,840	26,790	(22,610)
Balance, beginning of year	40,206	13,416	36,026

Balance, end of year	$58,046	$40,206	$13,416

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest expense	$4,604	$8,056	$14,841
Income taxes, net	57,311	68,923	31,049
Non-cash investing and financing activities	(444)	(265)	(114)

Note 21.    Segment Information

The Corporation’s operations are aligned into four lines of business for management reporting purposes: Commercial Banking, Retail Banking, Mortgage Banking and Treasury. The financial information presented does not necessarily represent the business unit’s results of operations or financial condition as if they were independent companies. This information in the following tables is derived from management’s internal reporting system used to measure the performance of the segments and the Corporation in total. Therefore, the reported results of operations and financial condition by business unit generated from this management reporting system are not in accordance with accounting principles generally accepted in the United States.

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

The Retail Banking segment involves a variety of traditional banking and financial services. Retail Banking gathers consumer deposits for the Bank to fund the Bank’s lending and investment activities. Deposits are obtained by providing a variety of consumer deposit services including consumer checking, savings and certificate of deposit accounts (regular and retirement) and other ancillary deposit related retail banking services including overdraft protection, electronic and telephone bill-payment and cash withdrawals or transfers. Retail Banking provides services to meet the credit needs of consumers through loans for home equity, autos and other secured and unsecured purposes, including credit cards. Retail Banking originates mortgage loans for the purchase of residential property or to refinance existing debt on residential property. Mortgage loans are sold to the Treasury or Mortgage Banking segments. Loan servicing rights related to all mortgage loans originated by Retail Banking are sold to the Mortgage Banking segment. The Retail Banking segment also includes services provided primarily to consumer customers for insurance and securities brokerage services. Retail Banking services are offered and delivered through the Bank’s branch network, automated teller machines, customer support telephone centers and the Internet. The Bank also offers these services through a network of agents located throughout Kansas.

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

The Treasury segment is responsible for corporate interest rate risk and asset and liability management. Treasury manages the Corporation’s single-family residential mortgage loan portfolio, investment and mortgage-backed securities, wholesale deposits, FHLB advances and all other borrowings and the valuation of mortgage servicing rights.

Net interest income is determined by the Corporation’s internal funds transfer pricing system, which calculates each segment’s net interest income contribution based on the type, maturity or repricing characteristics of certain assets and liabilities. The provision for loan losses by segment is based upon the current and historical business cycle loss rates. Total other income consists of revenue directly attributable to each segment and allocations based on segment ownership of certain assets and liabilities. Amortization expense of mortgage servicing rights is charged directly to the Mortgage Banking segment. Actual valuation adjustments to the mortgage servicing rights portfolio are charged directly to the Treasury segment with allocations made to the Mortgage Banking segment related to certain acquisitions of mortgage servicing rights and originations of warehouse mortgage loans. Total other expense consists of direct expenses attributable to each segment and indirect expenses allocated by an activity-based costing system using full absorption. Effective the first quarter of 2003, the net effect of transfer pricing loan and deposit balances, the reconciliation of the provision for loan losses, other income, other expense and income taxes to externally reported balances, and any residual effects of unallocated systems and other support functions are allocated to the Treasury segment. The Treasury segment has been restated to reflect these adjustments for the year ended December 31, 2002. The year ended December 31, 2001 has not been restated for these adjustments.

	Commercial Banking	Retail Banking	Mortgage Banking	Treasury	Consolidated Total
Year Ended December 31, 2003:
Net interest income	$118,373	$97,862	$44,604	$14,731	$275,570
Provision for loan losses	10,116	6,828	38	5,021	22,003
Total other income (loss)	(7,237)	117,283	(42,102)	78,737	146,681
Total other expense (income)	47,139	186,180	43,978	(355)	276,942

Income before income taxes	53,881	22,137	(41,514)	88,802	123,306
Income tax provision	18,153	7,859	(14,738)	23,012	34,286

Net income	$35,728	$14,278	$(26,776)	$65,790	$89,020

Total interest and other income	$111,136	$215,145	$2,502	$93,468	$422,251
Intersegment revenue	—	40,991	7,215	45,086
Depreciation and amortization	539	8,297	840	8,950	18,626
Total assets	3,604,644	1,238,573	482,107	6,863,535	12,188,859

Year Ended December 31, 2002:
Net interest income	$94,938	$112,417	$34,714	$85,659	$327,728
Provision for loan losses	12,634	9,313	399	8,656	31,002
Total other income (loss)	4,948	111,899	56,280	(52,689)	120,438
Total other expense	35,939	190,218	33,799	6,482	266,438

Income before income taxes	51,313	24,785	56,796	17,832	150,726
Income tax provision	17,947	9,288	21,072	(4,584)	43,723

Net income	$33,366	$15,497	$35,724	$22,416	$107,003

Total interest and other income	$99,886	$224,316	$90,994	$32,970	$448,166
Intersegment revenue	—	17,711	11,427	(1,711)
Depreciation and amortization	473	8,987	680	9,003	19,143
Total assets	3,151,766	1,196,100	874,077	7,870,989	13,092,932

Year Ended December 31, 2001:
Net interest income	$82,361	$113,726	$16,051	$95,291	$307,429
Provision for loan losses	5,328	7,722	47	25,848	38,945
Total other income (loss)	7,693	109,795	41,025	(36,990)	121,523
Total other expense	38,196	177,763	30,326	3,543	249,828

Income before income taxes	46,530	38,036	26,703	28,910	140,179
Income tax provision	17,186	14,337	9,949	1,902	43,374

Net income	$29,344	$23,699	$16,754	$27,008	$96,805

Total interest and other income	$90,054	$223,521	$57,076	$58,301	$428,952
Intersegment revenue	—	15,935	11,231	982
Depreciation and amortization	256	9,204	345	9,036	18,841
Total assets	3,010,596	1,469,901	887,047	7,535,450	12,902,994

In addition, effective January 1, 2003, the Treasury segment allocates a capital premium charge to the other three segments. This capital premium charge represents the Corporation’s exposure to interest rate risk based on an internal cost of funds rate. The capital premium charge allocated from Treasury to the Commercial Banking, Retail Banking and Mortgage Banking segments is based on each of the respective segment’s average net equity position. This capital premium charge is not reflected in the 2003 results of operations presented above and was not calculated for 2002 and 2001. The capital premium charge totaling $22,385,000 for the year ended December 31, 2003, was allocated from the Treasury segment to the following segments:

Commercial Banking Segment	$14,978
Retail Banking Segment	3,082
Mortgage Banking Segment	4,325

$22,385

Note 22.    Quarterly Financial Data (Unaudited)

The following summarizes the unaudited quarterly results of operations for the periods indicated:

	Quarter Ended
	December 31	September 30	June 30	March 31
Year Ended December 31, 2003:
Total interest income	$151,273	$153,212	$169,885	$176,374
Net interest income	69,350	60,290	71,102	74,828
Provision for loan losses	(5,109)	(5,475)	(4,273)	(7,146)
Gain (loss) on sales of securities, loans and changes in fair values of derivatives, net	531	(21,965)	47,637	24,480
Net income	22,198	21,863	22,260	22,699
Earnings per common share:
Basic	.53	.50	.50	.50
Diluted	.52	.50	.50	.50
Dividends declared per share	.125	.10	.10	.09

Year Ended December 31, 2002:
Total interest income	$190,012	$195,854	$193,171	$198,016
Net interest income	80,383	82,096	80,666	84,583
Provision for loan losses	(9,731)	(9,142)	(5,540)	(6,589)
Gain (loss) on sales of securities, loans and changes in fair values of derivatives, net	26,805	34,234	17,121	(1,404)
Net income	25,718	26,362	27,233	27,690
Earnings per common share:
Basic	.57	.58	.60	.61
Diluted	.57	.58	.59	.60
Dividends declared per share	.09	.09	.09	.08

Year Ended December 31, 2001:
Total interest income	$208,519	$217,914	$220,863	$224,078
Net interest income	82,092	78,227	75,281	71,829
Provision for loan losses	(8,265)	(19,800)	(6,437)	(4,443)
Gain (loss) on sales of securities, loans and changes in fair values of derivatives, net	(185)	18,833	(1,076)	6,589
Net income	25,227	23,649	26,021	21,908
Earnings per common share:
Basic	.54	.48	.51	.42
Diluted	.53	.47	.50	.41
Dividends declared per share	.08	.08	.08	.07

Note 23.    Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107”), requires that the Corporation disclose estimated fair value amounts of its financial instruments. It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Corporation as of December 31, 2003 and 2002, as more fully described in the following discussion. It should be noted that the operations of the Corporation are managed from a going concern basis and not a liquidation basis. As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. The valuation does not consider the intangible franchise value of the institution, which management believes to be substantial.

The following sets forth the methods and assumptions used in determining the fair value estimates for the Corporation’s financial instruments at December 31, 2003 and 2002.

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

Other Borrowings

The fair values of other borrowings are (i) based on quoted market prices or dealer quotes or (ii) estimated by discounting the expected future cash flows using derived interest rates approximating market as of each respective year end, over the contractual maturity of such borrowings.

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

Limitations

It must be noted that fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments without attempting to estimate the value of anticipated future business, customer relationships and the value of assets and liabilities that are not considered financial instruments. These estimates do not reflect any premium or discount that could result from offering the Corporation’s entire holdings of a particular financial instrument for sale at one time. Furthermore, since no market exists for certain of the Corporation’s financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with a high level of precision. Changes in assumptions as well as tax considerations could significantly affect the estimates. Accordingly, based on the limitations described above, the aggregate fair value estimates as of December 31, 2003 and 2002, are not intended to represent the underlying value of the Corporation, on either a going concern or a liquidation basis.

The following presents the carrying value and fair value of the specified assets and liabilities held by the Corporation as of December 31, 2003 and 2002. This information is presented solely for compliance with SFAS No. 107 and is subject to change over time based on a variety of factors.

	December 31, 2003		December 31, 2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash (including short-term investments)	$158,133	$158,133	$200,581	$200,581
Investment securities available for sale	1,055,055	1,055,055	1,296,050	1,296,050
Mortgage-backed securities available for sale	1,337,805	1,337,805	1,632,622	1,632,622
Loans held for sale, net	351,539	352,295	914,474	914,474
Loans receivable, net	7,956,743	8,091,564	7,703,016	7,942,084
Federal Home Loan Bank stock	243,332	243,332	283,193	283,193
Other assets—
Swaption agreements	19,216	19,216	44,966	44,966
Interest rate swap agreements	3,422	3,422	—	—
Conforming loan commitments	878	878	10,505	10,505
Interest rate floor agreements	6,084	6,084	13,556	13,556

Financial Liabilities
Deposits:
Checking accounts	1,484,017	1,484,017	1,469,330	1,469,330
Saving accounts	1,267,916	1,267,916	1,618,593	1,618,593
Money market accounts	1,099,478	1,099,478	505,679	505,679
Certificates of deposit	2,603,199	2,614,949	2,845,439	2,863,102

Total deposits	6,454,610	6,466,360	6,439,041	6,456,704

Advances from Federal Home Loan Bank	4,484,708	4,721,688	4,848,997	5,116,967
Other borrowings	215,243	239,603	621,192	624,725
Other liabilities—
Forward loan sales commitments	2,764	2,764	17,984	17,984
Interest rate swap agreements	100,467	100,467	255,527	255,527

Note 24.    Current Accounting Pronouncements

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

Effective January 1, 2003, the initial recognition and measurement provisions of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” applied to the Corporation. This Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation also identifies several situations where the recognition of a liability at inception for a guarantor’s obligation is not required. The Interpretation expands on the accounting guidance of SFAS No. 5 “Accounting for Contingencies,” SFAS No. 57 “Related Party Disclosures” and SFAS No. 107. The Interpretation also incorporates, without change, the provisions of Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which it superseded. The adoption of this Interpretation did not have a material effect on the Corporation’s financial position, liquidity or results of operations.

In January 2003, FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“Interpretation No. 46”) was issued, and in December 2003, Interpretation No. 46 was revised. This Interpretation was issued in an effort to improve existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in other activities on behalf of another company. The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. Previously, one company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interest. Interpretation No. 46 changes that consolidation process by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation No. 46 applied immediately to variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the effective date for compliance is dependent on various factors with the final effective date no later than the end of the first reporting period ending after March 15, 2004. Effective July 1, 2003, the Corporation early adopted the provisions of Interpretation No. 46 and consolidated certain affordable housing partnerships for which it owns a limited partner interest. There is no potential exposure to loss to the Corporation related to these partnerships. See Note 17 “Commitments and Contingencies” for additional information on these partnerships and the additional disclosure requirements pursuant to Interpretation No. 46. The Corporation also holds a variable interest in a trust which issued mandatorily redeemable debt securities as described in Note 12. This trust is not required to be consolidated into the Corporation’s financial statements in accordance with Interpretation No. 46. The revisions to Interpretation No. 46 issued in December 2003 did not impact the adoption of Interpretation No. 46 for the Corporation.

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

Effective May 15, 2003, Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”), as amended, was issued. This statement provides new accounting treatment for certain financial instruments that could be accounted for as equity under previous guidance. This statement now requires that those instruments be classified as liabilities. The instruments are generally mandatorily redeemable shares, put options and forward purchase contracts on the issuer’s equity shares, and certain obligations that the issuer could settle with a variable number of its equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, or as of July 1, 2003, for the Corporation. The adoption of this statement had no effect on the Corporation’s financial position, liquidity or results of operations.

In December 2003, Statement of Financial Accounting Standards No. 132, “Employer’s Disclosures about Pensions and Other Postretirement Benefits” was revised. This statement revises employers’ disclosures about pension plans and other postretirement benefit plans and does not change the measurement or recognition of these plans required by current accounting literature. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The issuance of this revised statement was not applicable to the Corporation’s disclosures due to immateriality.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, and does not apply to loans originated by an entity. This statement limits the yield that may be accreted to the excess of the investor’s estimate of undiscounted cash flows expected at acquisition to be collected over the investor’s initial investment in the loan. It requires that the excess of contractual cash flows over the cash flows expected to be collected (nonaccretable difference) not be recognized as a yield adjustment, loss accrual or valuation allowance. Additionally, for all loans acquired in a transfer, whether or not there is a concern about credit quality, this statement prohibits “carrying over” or creation of valuation allowances in the initial accounting. This statement is effective for loans acquired in fiscal years beginning after December 15, 2004, with earlier adoption encouraged. The issuance of this statement is not expected to have a material effect on the Corporation’s financial position, liquidity or results of operations.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.    CONTROLS AND PROCEDURES

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-14(c) under the Exchange Act) as of December 31, 2003. Based upon such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2003, such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Corporation in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Any system of controls can only provide reasonable assurance of the objectives the systems are designed to obtain. The Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

There have been no changes in the Corporation’s internal controls over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Corporation’s fourth quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF COMMERCIAL FEDERAL CORPORATION

The information under the section captioned “Proposal I—Election of Directors” in the Corporation’s proxy statement for the 2004 Annual Meeting of Stockholders (the “Proxy Statement”) contains information concerning the Board of Directors of the Corporation and is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference. Information concerning the Audit Committee and the independence of its members, along with information about the audit committee financial expert(s) serving on the Audit Committee, is set forth under the section captioned “Proposal I—Election of Directors—Meetings and Committees of the Board of Directors” in the Proxy Statement and is incorporated herein by reference. The Board of Directors of the Corporation adopted a Code of Ethics for the Corporation’s Chief Executive Officer, Chief Financial Officer, Controller and other Senior Financial Officers. A copy of the Code of Ethics is included as Exhibit 14 to this Report.

The executive officers of the Corporation and/or the Bank as of December 31, 2003, are as follows:

Name	Age at December 31, 2003	Current Position(s) as of December 31, 2003
William A. Fitzgerald	66	Chairman of the Board and Chief Executive Officer
Robert J. Hutchinson	56	Director, President and Chief Operating Officer
David S. Fisher	47	Chief Financial Officer and Executive Vice President
John S. Morris	52	Chief Credit Officer and Executive Vice President of the Bank
Lauren W. Kingry	52	Executive Vice President of the Bank

The principal occupation of each executive officer of the Corporation and/or the Bank for the last five years is set forth below:

William A. Fitzgerald—Chairman of the Board and Chief Executive Officer of the Corporation and the Bank. Mr. Fitzgerald joined Commercial Federal in 1955. He was named Vice President in 1968, Executive Vice President in 1973, President in 1974, Chief Executive Officer in 1983 and Chairman of the Board in 1994. Mr. Fitzgerald joined Commercial Federal’s Board of Directors in 1973. Mr. Fitzgerald is well known in the banking community for his participation in numerous industry organizations, including the Federal Home Loan Bank Board, the Heartland Community Bankers, the Board of America’s Community Bankers and the Board of Governors of the Federal Reserve System Thrift Institutions Advisory Council. Mr. Fitzgerald is the Chairman of the Board for Creighton University, on the Board of Governors for the Knights of Ak-Sar-Ben, a Trustee on the Archbishop’s Committee for Educational Development and a Board Member for the Omaha Symphony.

Robert J. Hutchinson—Director, President and Chief Operating Officer of the Corporation and the Bank. In April 2001, Mr. Hutchinson was appointed President and Chief Operating Officer of the Corporation and the Bank and, in May 2001, was named Director of both the Corporation and the Bank. Mr. Hutchinson served as Senior Vice President of the retail financial services division of Michigan National Bank. Prior to assuming responsibility for retail management in 1996, Mr. Hutchinson was Senior Vice President of Small Business Banking for Michigan National Bank, managing sales, credit management and back office operations for small business and mortgage, as well as non-branch delivery. Before joining Michigan National Bank in 1994, Mr. Hutchinson was Senior Vice President in charge of designated New York branches for Chemical Bank. He also held progressively responsible product management and marketing positions with Chemical Bank and with Manufacturers Hanover Trust prior to its merger with Chemical Bank in 1991. Mr. Hutchinson is a member of the STRATCOM Consultation Committee, a board member and Allocation Committee Chairman for the United Way and a board member for the Salvation Army. Mr. Hutchinson was the 2003 Vice Chair on the United Way Planning, Allocation and Evaluation Cabinet.

David S. Fisher—Chief Financial Officer and Executive Vice President of the Corporation and the Bank. Mr. Fisher oversees all financial functions, as well as Performance Measurement, Legal Services, Investor Relations, Real Estate and Administrative Services. Mr. Fisher joined the Bank in June 2000. Mr. Fisher served as Senior Vice President and Treasurer of Associated Banc-Corp from May 1998 to May 2000 and was responsible for financial analysis and planning, investments, funding, asset/liability management, treasury and investment accounting functions. Previously, Mr. Fisher was Senior Vice President and director of funds management and bank investments at First of America Bank Corporation from 1988 to 1998. Mr. Fisher serves as a board member for the Nebraska Bankers Association and Children’s Hospital.

John S. Morris—Chief Credit Officer and Executive Vice President of the Bank. Mr. Morris joined the Bank in December 2001. Mr. Morris served as Senior Vice President of Credit Administration for U.S. Bank from February 1996 to December 2001. Mr. Morris is a board member for the United Way.

Lauren W. Kingry—Executive Vice President of the Bank. Mr. Kingry joined the Bank in February 1998 through the acquisition of Liberty Bank and Trust. Mr. Kingry was appointed Executive Vice President in December 2001 after holding the position of Senior Vice President and Director of Commercial Banking.

ITEM 11.    EXECUTIVE COMPENSATION

The information under the section captioned “Proposal I—Election of Directors—Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning beneficial owners of more than 5.0% of the Corporation’s common stock and security ownership of the Corporation’s management is included under the section captioned “Principal Stockholders” and “Proposal I—Election of Directors” in the Proxy Statement and is incorporated herein by reference.

The following table sets forth certain information with respect to the Corporation’s equity compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c ) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,008,017	$22.66	1,842,100
Equity compensation plans not approved by security holders	—	—	—

Total	4,008,017	$22.66	1,842,100

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference under the section captioned “Proposal I—Election of Directors” and “Transactions with Management and Others” in the Proxy Statement.

PART IV

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference under the section captioned “Proposal II—Independent Auditors” in the Proxy Statement.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements

(a)	Independent Auditors’ Report

(b)	Consolidated Statement of Financial Condition at December 31, 2003 and 2002

(c)	Consolidated Statement of Income for the Years Ended December 31, 2003, 2002 and 2001

(d)	Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001

(e)	Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001

(f)	Consolidated Statement of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

(g)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted as the required information is not applicable, not required or is included in the consolidated financial statements or related notes included in Item 8 of this Report.

(3)	Exhibits:

See “Index to Exhibits” of this Report.

(B)	Reports on Form 8-K:

On October 2, 2003, the Corporation filed a Form 8-K reporting under Item 5 the decision reached on September 17, 2003, by its Board of Directors not to appeal the judgment issued by the United States Court of Federal Claims relating to the supervisory goodwill litigation that the Corporation and Bank filed against the United States in September 1994. As a result, the litigation with respect to the claims of the Corporation and Bank is terminated with no damages awarded.

On October 30, 2003, the Corporation filed a Form 8-K reporting under Item 12 and Item 7 furnishing its earnings release dated October 30, 2003, for the three and nine months ended September 30, 2003.

On November 26, 2003, the Corporation filed a Form 8-K under Item 5 and Item 7 reporting the Corporation’s November 25, 2003, announcement that the Board of Directors authorized phase seven of its common stock repurchase program. The repurchase consists of 3,000,000 shares to be completed no later than June 2005. These repurchases can be made at any time and in any amount, depending upon market conditions and various other factors. Any repurchase generally will be on the open-market, although privately negotiated transactions are also possible. In compliance with Nebraska law, all repurchased shares will be cancelled. In addition, the Corporation announced on this Form 8-K the decision of its Board of Directors on November 26, 2003, to increase the Corporation’s regular quarterly cash dividend by 25% to $0.125 per common share.

On January 29, 2004, the Corporation filed a Form 8-K reporting under Item 7, Item 9 and Item 12 furnishing its earnings release dated January 29, 2004, for the three and twelve months ended December 31, 2003. The Corporation also announced on this Form 8-K an award for $5.6 million relating to a supervisory goodwill claim against the United States filed by Mid Continent, which was acquired in 1998 by the Bank, a wholly-owned subsidiary of the Corporation. In addition, the Corporation announced on this Form 8-K that it will file with the Securities and Commission in February 2004 the Annual Report Form 10-K/A for the year ended December 31, 2002 (Amendment No. 2) and the Quarterly Report Form 10-Q/A (Amendment No. 1) for the quarters ended September 30, 2003, June 30, 2003 and March 31, 2003. These amended filings reflect the correction to the Corporation’s consolidated financial statements for the error in accounting for certain components of a bank owned life insurance policy. The effects of this error were spread over a 12-quarter period beginning with the three months ended December 31, 2000, when the policy was acquired, through the September 30, 2003, quarter. In addition, the amended filings reflect the restatement of prior consolidated financial statements to conform to current financial statement presentation primarily with respect to certain government agency-owned loans serviced for GNMA that have been repurchased or are eligible for repurchase by the Corporation at the Corporation’s option and without prior authorization from GNMA when specific delinquency criteria are met.

On March 4, 2004, the Corporation filed a Form 8-K reporting under Item 5 that an amendment to a BOLI policy that was acquired in December 2000 was signed. This amendment was effective February 25, 2004 and will result in the recognition of an asset and an increase to net income of approximately $5.3 million (or approximately $.13 per diluted share) for the first quarter ending March 31, 2004. The amendment will allow the Corporation to receive a guaranteed payment of a certain component of the BOLI policy if there is a full and complete surrender of all outstanding certificates of the BOLI.

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

COMMERCIAL FEDERAL CORPORATION

Date: March 5, 2004	By:	/s/ WILLIAM A. FITZGERALD
William A. Fitzgerald Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

/s/ WILLIAM A. FITZGERALD William A. Fitzgerald Chairman of the Board and Chief Executive Officer	Principal Executive Officer	March 5, 2004

/s/ DAVID S. FISHER David S. Fisher Executive Vice President and Chief Financial Officer	Principal Financial Officer	March 5, 2004

/s/ GARY L. MATTER Gary L. Matter Senior Vice President, Controller and Secretary	Principal Accounting Officer	March 5, 2004

/s/ ROBERT J. HUTCHINSON Robert J. Hutchinson President and Chief Operating Officer	Director	March 5, 2004

Talton K. Anderson	Director

/s/ MICHAEL P. GLINSKY Michael P. Glinsky	Director	March 5, 2004

/s/ CARL G. MAMMEL Carl G. Mammel	Director	March 5, 2004

/s/ ROBERT S. MILLIGAN Robert S. Milligan	Director	March 5, 2004

James P. O’Donnell	Director

Robert D. Taylor	Director

Signature	Title	Date

/s/ ALDO J. TESI Aldo J. Tesi	Director	March 5, 2004

/s/ JOSEPH J. WHITESIDE Joseph J. Whiteside	Director	March 5, 2004

George R. Zoffinger	Director

INDEX TO EXHIBITS

Exhibit Number	Identity of Exhibits
3.1	Articles of Incorporation of Registrant, as amended and restated (incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 3, 1998)

3.2	Bylaws of Registrant, as Amended and Restated (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 7, 2001)

4.1	Form of Certificate of Common Stock of Registrant (incorporated by reference to the Registrant’s Form S-1 Registration Statement No. 33-00330)

4.2	Shareholder Rights Agreement between Commercial Federal Corporation and Harris Trust and Savings Bank, as amended (incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarterly Period Ended September 30, 1998)

4.3	The Corporation hereby agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of the Subordinated Extendible Notes of the Corporation.

4.4	The Corporation hereby agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of the Capital Securities and Debt Securities of the Corporation.

10.1	Employment Agreement with William A. Fitzgerald dated June 8, 1995 (incorporated by reference to the Registrant’s Form S-4 Registration Statement No. 33-60589)

10.2	Form of Change of Control Executive Severance Agreements entered into with William A. Fitzgerald, Robert J. Hutchinson, David S. Fisher, Executive Vice Presidents and Senior Vice Presidents dated January 19, 2004 (filed herewith)

10.3	Form of Change of Control Executive Severance Agreements entered into with First Vice Presidents dated January 19, 2004 (filed herewith)

10.4	Commercial Federal Bank Amended and Restated Deferred Compensation Plan for Highly Compensated Employees (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Year Ended December 31, 2002—File No. 1-11515)

10.5	Commercial Federal Bank Management Incentive Plan Amended Effective January 1, 2003 dated September 15, 2003 (filed herewith)

10.6	Employment Agreement with William A. Fitzgerald, dated May 15, 1974, as Amended February 14, 1996 (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1996—File No. 1-11515)

10.7	Commercial Federal Savings and Loan Association Survivor Income Plan, as Amended February 14, 1996 (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1996—File No. 1-11515)

10.8	Commercial Federal Corporation 1996 Stock Option and Incentive Plan as Amended (incorporated by reference to the Registrant’s Form S-8 Registration Statement Nos. 333-20739 and 333-58607)

10.9	Railroad Financial Corporation 1994 Stock Option and Incentive Plan (incorporated by reference to the Registrant’s Form S-8 Registration Statement No. 33-63629)

10.10	Mid Continent Bancshares, Inc. 1994 Stock Option Plan (incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form S-4 under cover of Form S-8—File No. 333-42817)

10.11	Perpetual Midwest Financial, Inc. 1993 Stock Option and Incentive Plan (incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form S-4 under cover of Form S-8—File No. 333-45613)

Exhibit Number	Identity of Exhibits
10.12	First Colorado Bancorp, Inc. 1996 Stock Option Plan (incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form S-4 under cover of Form S-8—File No. 333-49967)

10.13	Commercial Federal 401(k) Plan for Acquired Companies (incorporated by reference to the Registrant’s Form S-8 Registration Statement No. 333-91065)

10.14	Separation, Waiver and Release Agreement with James A. Laphen dated June 8, 2000 (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 2000—File No. 1-11515)

10.15	Retirement, Waiver and Release Agreement with Gary D. White dated August 24, 2000 (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 2000—File No. 1-11515)

10.16	Offer of Employment Agreement with Robert J. Hutchinson dated April 18, 2001 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001—File No. 1-11515)

10.17	Separation, Waiver and Release Agreement with Peter J. Purcell dated February 5, 2002 (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Year Ended December 31, 2001—File No. 1-11515)

10.18	Commercial Federal Corporation 2002 Stock Option and Incentive Plan (incorporated by reference to the Registrant’s Form S-8 Registration Statement No. 333-91476)

10.19	Commercial Federal Bank Stock Option & Restricted Stock Deferral Plan (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Year Ended December 31, 2002—File No. 1-11515)

10.20	Term and Revolving Credit Agreement between Commercial Federal Corporation and First National Bank of Omaha dated December 30, 2002 (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Year Ended December 31, 2002—File No. 1-11515)

10.21	Indenture Dated as of September 25, 2003, Between Commercial Federal Corporation as Issuer and Wilmington Trust Company as Trustee for Floating Rate Junior Subordinated Debt Securities Due 2033 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2003—File No. 1-11515)

10.22	Guarantee Agreement as of September 25, 2003, by Commercial Federal Corporation and Wilmington Trust Company for the Benefit of Holders of the Capital Securities of Commercial Federal Capital Trust I (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2003—File No. 1-11515)

10.23	Commercial Federal Corporation Long-Term Incentive Plan Effective January 1, 2004 dated September 17, 2003 (filed herewith)

14	Commercial Federal Corporation and Commercial Federal Bank Code of Ethics and Conduct for Senior Financial Officers (filed herewith)

21	Subsidiaries of the Corporation (filed herewith)

23	Consent of Independent Auditors (filed herewith)

31.1	Chief Executive Officer’s Rule 13a—14(a) Certification (filed herewith)

31.2	Chief Financial Officer’s Rule 13a—14(a) Certification (filed herewith)

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)