Form 10-Q
period 2004-03-31
COMMERCIAL FEDERAL CORP
filed 2004-05-05
CIK 744778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    YES  ☒    NO  ☐

As of April 30, 2004, the registrant had 40,737,028 shares outstanding of its common stock, par value $.01 per share.

COMMERCIAL FEDERAL CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

(Unaudited)

(Dollars in Thousands)	March 31, 2004	December 31, 2003

ASSETS

Cash (including short-term investments of $18,552 and $1,334)	$179,028	$158,133
Investment securities available for sale, at fair value	1,063,558	1,055,055
Mortgage-backed securities available for sale, at fair value	1,267,483	1,337,805
Loans held for sale, net	449,830	351,539
Loans receivable, net of allowances of $97,765 and $108,154	7,810,613	7,956,743
Federal Home Loan Bank stock	245,447	243,332
Foreclosed real estate	44,800	49,744
Premises and equipment, net	150,504	147,365
Bank owned life insurance	242,142	234,111
Other assets	625,954	475,483
Core value of deposits, net of accumulated amortization of $65,434 and $64,217	15,615	16,832
Goodwill	162,717	162,717

Total Assets	$12,257,691	$12,188,859

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$6,479,634	$6,454,610
Advances from Federal Home Loan Bank	4,290,100	4,484,708
Other borrowings	288,356	215,243
Other liabilities	442,592	278,945

Total Liabilities	11,500,682	11,433,506

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 40,870,272 and 41,498,575 shares issued and outstanding	409	415
Retained earnings	829,182	833,638
Accumulated other comprehensive loss, net	(72,582)	(78,700)

Total Stockholders’ Equity	757,009	755,353

Total Liabilities and Stockholders’ Equity	$12,257,691	$12,188,859

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in Thousands Except Per Share Data)	2004	2003
Interest Income:

Loans receivable	$120,111	$142,351
Mortgage-backed securities	12,362	16,447
Investment securities	14,299	17,576

Total interest income	146,772	176,374
Interest Expense:
Deposits	29,783	39,614
Advances from Federal Home Loan Bank	44,241	56,920
Other borrowings	1,652	5,012

Total interest expense	75,676	101,546
Net Interest Income	71,096	74,828
Provision for Loan Losses	(4,853)	(7,146)

Net Interest Income After Provision for Loan Losses	66,243	67,682

Other Income (Loss):

Retail fees and charges	14,497	13,503
Loan servicing fees, net of amortization	(1,177)	(1,025)
Mortgage servicing rights valuation adjustment	(18,893)	(13,528)
Gain on sales of securities and changes in fair values of derivatives, net	18,382	19,000
Gain on sales of loans	198	5,480
Bank owned life insurance	8,031	2,872
Other operating income	6,619	5,656

Total other income	27,657	31,958

Other Expense:

General and administrative expenses -
Compensation and benefits	32,886	30,813
Occupancy and equipment	10,164	10,436
Data processing	4,621	4,675
Advertising	3,555	4,130
Communication	3,146	3,414
Item processing	3,030	3,469
Outside services	3,872	2,391
Loan expenses	1,505	2,426
Foreclosed real estate, net	1,925	1,381
Other operating expenses	4,080	3,497

Total general and administrative expenses	68,784	66,632
Amortization of core value of deposits	1,217	1,549

Total other expense	70,001	68,181

Income Before Income Taxes	23,899	31,459
Provision for Income Taxes	5,981	8,760

Net Income	$17,918	$22,699

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Continued)

(Unaudited)

(Dollars in Thousands Except Per Share Data)	Three Months Ended March 31,
	2004	2003
Weighted Average Number of Common Shares Outstanding Used in Basic Earnings Per Share Calculation	40,974,071	45,092,714
Add Assumed Exercise of Outstanding Stock Options as Adjustments for Dilutive Securities	782,001	328,646

Weighted Average Number of Common Shares Outstanding Used in Diluted Earnings Per Share Calculation	41,756,072	45,421,360

Basic Earnings Per Common Share	$.44	$.50

Diluted Earnings Per Common Share	$.43	$.50

Dividends Declared Per Common Share	$.125	$.090

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in Thousands)	Three Months Ended March 31,
	2004	2003
Net Income	$17,918	$22,699

Other Comprehensive Income (Loss):
Unrealized holding (gains) losses on securities available for sale	37,164	(2,447)
Fair value adjustment on interest rate swap agreements	(15,644)	11,603
Fair value change on interest only strips	—	(1,024)
Reclassification of net losses (gains) included in net income pertaining to:
Securities sold	(16,976)	(20,271)
Amortization of deferred loss on terminated interest rate swap agreements	4,877	509

Other Comprehensive Income (Loss) Before Income Taxes	9,421	(11,630)
Income Tax Provision (Benefit)	3,303	(4,213)

Other Comprehensive Income (Loss)	6,118	(7,417)

Comprehensive Income	$24,036	$15,282

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$17,918	$22,699
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization of core value of deposits	1,217	1,549
Depreciation and amortization	4,473	4,994
Amortization of deferred discounts and fees, net of premiums	6,566	9,882
Amortization of mortgage servicing rights	12,385	12,062
Valuation adjustment of mortgage servicing rights	18,893	13,528
Provision for losses on loans	4,853	7,146
Gain on sales of real estate and loans, net	(352)	(5,441)
Gain on sales of securities and changes in fair values of derivatives, net	(18,382)	(19,000)
Proceeds from sales of loans	569,046	1,256,144
Origination of loans for resale	(221,451)	(447,480)
Purchases of loans for resale	(460,111)	(1,057,346)
Increase in bank owned life insurance	(8,031)	(2,872)
Stock dividends from Federal Home Loan Bank	(2,115)	—
Increase in broker receivable from sales of securities	(183,447)	(66,114)
Increase in broker payable on derivative settlements and purchases of securities	142,499	61,661
Decrease in interest receivable	7,364	8,207
Decrease in interest payable	(1,199)	(948)
Increase in other liabilities, net	7,666	13,382
Other items, net	(730)	(15,157)

Total adjustments	(120,856)	(225,803)

Net cash used by operating activities	(102,938)	(203,104)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of loans	(65,408)	(283,056)
Repayment of loans, net of originations	208,666	259,197
Principal repayments of mortgage-backed securities available for sale	80,179	252,988
Purchases of mortgage-backed securities available for sale	(18)	(214,805)
Maturities and principal repayments of investment securities available for sale	1,952	6,418
Purchases of investment securities available for sale	(749,060)	(220,650)
Proceeds from sales of investment securities available for sale	763,298	240,485
Bulk purchases of mortgage servicing rights	—	(6,758)
Proceeds from sales of Federal Home Loan Bank stock	—	19,165
Proceeds from sales of real estate	8,999	4,697
Payments to acquire real estate	(1,421)	(184)
Purchases of premises and equipment, net	(7,609)	(524)
Other items, net	1,596	1,074

Net cash provided by investing activities	241,174	58,047

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in Thousands)	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits	$25,024	$301,076
Proceeds from Federal Home Loan Bank advances	—	143,975
Repayments of Federal Home Loan Bank advances	(192,675)	(225,000)
Proceeds from securities sold under agreements to repurchase	204,138	3,544
Repayments of securities sold under agreements to repurchase	(104,188)	(3,350)
Repayments of other borrowings	(20,304)	(33,557)
Purchases of swap and swaption agreements	(6,270)	(4,782)
Payments of cash dividends on common stock	(5,209)	(4,067)
Repurchases of common stock	(20,336)	(10,274)
Issuance of common stock	2,479	40

Net cash (used) provided by financing activities	(117,341)	167,605

CASH AND CASH EQUIVALENTS

Increase in net cash position	20,895	22,548
Balance, beginning of year	158,133	200,581

Balance, end of period	$179,028	$223,129

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest expense	$75,036	$98,820
Income taxes, net	10,014	18,086
Non-cash investing and financing activities:
Loans exchanged for mortgage-backed securities	1,453	7,009
Loans transferred to real estate	5,972	7,498
Net increase to loans held for sale and other borrowings under the Government National Mortgage Association optional repurchase program	6,533	3,625

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2004

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

The accompanying interim condensed consolidated financial statements have not been audited by the Corporation’s independent auditors. In the opinion of management, all adjustments considered necessary to fairly present the condensed consolidated financial statements have been included. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results which may be expected for the entire calendar year 2004.

B. STOCK-BASED COMPENSATION:

The Corporation applies Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. No compensation expense was recognized for stock options granted, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on the Corporation’s net income and earnings per share is presented in the following table at March 31 as if compensation expense was determined based on the fair value at the grant dates for stock options awarded pursuant to the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended March 31,
	2004	2003
Net income as reported	$17,918	$22,699
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,337)	(1,421)

Pro forma net income	$16,581	$21,278

Earnings per share:
Basic -
As reported	$.44	$.50
Pro forma	.40	.47
Diluted -
As reported	$.43	$.50
Pro forma	.40	.47

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model calculates the fair value of stock options awarded based on subjective assumptions. Changes to these assumptions can materially affect the fair value calculation by the model. Therefore, management believes these fair value calculations may not result in a true reflection of the fair value of the amount of stock-based compensation for the Corporation.

C. MORTGAGE BANKING ACTIVITIES:

The Corporation services real estate loans for investors that are not included in the accompanying condensed consolidated financial statements. Mortgage servicing rights are established based on the cost of acquiring the right to service mortgage loans or the allocated fair value of servicing rights retained on loans originated by the Bank and subsequently sold in the secondary market. Mortgage servicing rights are included in the Consolidated Statement of Financial Condition under the caption “Other Assets.” The activity of mortgage servicing rights and the valuation allowance for impairment of mortgage servicing rights for the periods indicated as well as ending balances of mortgage servicing rights and the respective fair values at the periods ended are summarized as follows:

	Three Months Ended March 31,
	2004	2003
Beginning balance before valuation allowance	$185,233	$168,411
Mortgage servicing rights retained through loan sales	6,002	16,753
Bulk purchases of mortgage servicing rights	—	6,758
Amortization expense	(12,385)	(12,062)

Ending balance before valuation allowance	178,850	179,860

Valuation allowance, beginning balance	49,339	80,058
Amounts charged to operations	18,893	13,528

Valuation allowance, ending balance	68,232	93,586

Mortgage servicing rights, net of valuation allowance	$110,618	$86,274

Fair value at the periods ended	$112,232	$86,274

The Corporation is exposed to interest rate risk relating to the potential decrease in the value of mortgage servicing rights due to increased prepayments on mortgage servicing loans resulting from declining interest rates. As part of its overall strategy to manage the level of exposure to the risk of interest rates adversely affecting the value of mortgage servicing rights, the Corporation uses interest rate floor agreements to protect the fair value of the mortgage servicing rights. These derivatives do not qualify as hedges under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and therefore, receive a “no hedging” designation. The fair values of the interest rate floor agreements totaled $11,080,000 and $10,468,000, respectively, at March 31, 2004 and 2003.

The following compares the key assumptions used in measuring the fair values of mortgage servicing rights at the periods presented:

	March 31, 2004		March 31, 2003
	Conventional	Governmental	Conventional	Governmental
Fair value	$77,670	$34,562	$55,289	$30,985
Prepayment speed	7.9% - 84.0%	8.9% - 76.9%	7.3% - 89.5%	7.3% - 85.7%
Weighted average prepayment speed	27.8%	27.1%	34.6%	33.8%
Discount rate	9.2% - 11.3%	10.2% - 12.6%	9.2% - 11.2%	10.3% - 10.9%
Weighted average life (in years)	3.4	3.4	2.7	2.4

C. MORTGAGE BANKING ACTIVITIES (Continued):

As of March 31, 2004, projected amortization expense of the carrying value of the mortgage servicing rights (before reduction for the valuation allowance) for the remaining nine months of 2004 and the next four years and thereafter is estimated as follows:

For the remaining nine months for the year ended December 31, 2004	$35,267
For the years ended December 31:
2005	41,645
2006	30,703
2007	20,836
2008	14,199
2009 and thereafter	36,200

Total carrying value of mortgage servicing rights before valuation allowance	$178,850

Mortgage servicing rights are subject to prepayment risk inherent in the underlying loans that are being serviced. The amortization shown in the preceding table is an estimate based on the expected remaining life of the underlying loans and should be analyzed with caution. The actual remaining life could be significantly different due to actual prepayment experience in future periods. In addition, the estimated amortization expense in the preceding table may be offset, in whole or in part, by reversals of the valuation allowance totaling $68,232,000 at March 31, 2004, since the mortgage servicing rights are stated at the lower of amortized cost or fair value.

D. GOODWILL AND CORE VALUE OF DEPOSITS:

No impairment loss on goodwill has been recognized since the implementation of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). There were no changes in the amount of goodwill by operating segment for the three months ended March 31, 2004. Identifiable intangible assets continue to be amortized over their useful lives and reviewed for impairment under SFAS No. 142. The following table sets forth the estimated amortization expense for core value of deposits at March 31, 2004, for the remaining nine months of 2004 and the next five years:

Nine months ended December 31, 2004	$3,185
For the years ended December 31:
2005	3,875
2006	3,233
2007	2,719
2008	2,242
2009	361

Total	$15,615

E. DERIVATIVE FINANCIAL INSTRUMENTS:

The Corporation manages interest rate risk exposure by establishing and maintaining positions in various derivative financial instruments. During the first quarter of 2004, the Corporation entered into an interest rate cap agreement with a $100,000,000 notional amount to protect against the risk of a potential rise in interest rates. This free-standing derivative does not qualify for hedge accounting. Additionally, the Corporation entered into an interest rate swap agreement with a notional amount of $100,000,000 where the Corporation pays a variable rate of interest and receives a fixed rate of interest. This swap agreement hedges the exposure to changes in the fair value of certain convertible fixed-rate Federal Home Loan Bank (“FHLB”) advances and qualifies as a fair value hedge.

The following summarizes the position of the Corporation’s derivative financial instruments which qualify for hedge accounting under SFAS No. 133 as of March 31, 2004:

Hedged Item	Hedging Instrument	Type of Hedge	Notional Amount	Fair Value Gain (Loss)
Savings deposits	Interest rate swap agreements (pay fixed, receive variable)	Cash flow	$200,000	$(4,740)

Adjustable rate FHLB advances	Interest rate swap agreements (pay fixed, receive variable)	Cash flow	1,020,000	(111,372)

Call options embedded in fixed rate FHLB advances	Swaption agreements	Fair value	600,000	10,717

Fixed rate FHLB advances	Interest rate swap agreements (pay variable, receive fixed)	Fair value	200,000	13,885

At March 31, 2004, the Corporation also had interest rate lock commitments (“IRLC”) to originate mortgage loans, net of estimated fallout, totaling $417,955,000 and mandatory forward sales commitments totaling $698,000,000 that are considered to be derivatives under SFAS No. 133. These derivatives are recorded at fair value with changes in fair value reported currently in earnings. A portion of the mandatory forward sales commitments are designated as hedging the changes in fair value of mortgage loans held for sale in the secondary market (“warehouse loans”) in circumstances where the critical terms of the forward sales commitments match the critical terms of the warehouse loans. The recognized gains and losses associated with the forward loan sales and the hedged warehouse loans with matched critical terms offset, resulting in minimal impact to the Corporation’s earnings. The warehouse loans which do not have matched critical terms with forward sales commitments are carried at the lower of cost or market.

On March 9, 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105 “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”). The guidance provided in this bulletin clarifies issues related to the measurement of fair value for loan commitments. SAB No. 105 further states that the value of expected mortgage servicing cash flows should not be included in the determination of fair value until the underlying loan has been sold or securitized with servicing retained. Therefore, for IRLC entered into January 1, 2004 or later, the Corporation has discontinued the inclusion of the value of mortgage servicing rights in the valuation of IRLC and the corresponding warehouse loans subsequently funded. For IRLC entered into January 1, 2004 and later, and the corresponding warehouse loans, the Corporation estimates fair value by measuring the intrinsic value due to changes in interest rates. The initial fair value of the IRLC is zero on the interest rate lock date. The application of the guidance provided by SAB No. 105 resulted in a reduction totaling $3,258,000 to the gain on sales of loans for the quarter ended March 31, 2004 compared to the application of the Corporation’s previous method for determining the fair value of IRLC and warehouse loans.

The Corporation had call options outstanding with notional amounts totaling $65,000,000 as of March 31, 2004. These call options received a “no hedging” designation and were recorded at a fair value of $322,000 at March 31, 2004. The Corporation also had interest rate floor agreements with notional amounts totaling $1,550,000,000 at March 31, 2004. These interest rate floor agreements are used to protect the fair value of mortgage servicing rights. These derivatives also do not qualify as hedges under SFAS No. 133, and therefore, receive a “no hedging” designation and are carried at a fair value of $11,080,000 at March 31, 2004.

F. COMMITMENTS AND CONTINGENCIES:

The following table presents the Corporation’s outstanding commitments at March 31, 2004, excluding undisbursed portions of loans in process:

Originate and purchase residential mortgage loans	$887,185
Originate commercial real estate loans	33,484
Originate consumer, commercial operating and agricultural loans	23,578
Unused lines of credit for consumer use	268,598
Unused lines of credit for commercial use	219,588

Total	$1,432,433

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

At March 31, 2004, the Corporation had approximately $698,000,000 in mandatory forward delivery commitments to sell residential mortgage loans. These mandatory forward sales commitments are used by the Corporation to mitigate the interest rate risk associated with commitments to originate and purchase mortgage loans for sale in the secondary market and funded mortgage loans held for sale in the secondary market.

During the first quarter of 2004, the Corporation began to sell loans to the FHLB of Topeka under the Mortgage Partnership Finance Program. Under this program, the Corporation receives credit enhancement fees for retaining a certain amount of credit risk related to these loans sold with limited recourse provisions. These credit enhancement fees will be reduced by any loan losses relating to the credit obligation of the Corporation for these loans sold under its agreement with the FHLB of Topeka. As of March 31, 2004, the amount of loans sold to the FHLB of Topeka under this program totaled $154,355,000 with a maximum credit obligation for potential loan losses to the Corporation totaling $893,000. The fair value of this credit guarantee is not material at March 31, 2004.

The Corporation is a guarantor for the obligations of a subsidiary under a lease sale agreement dated December 31, 2000. The maximum potential amount of future payments the Corporation could be required to make under the guarantee is $47,000,000, which is the total purchase price stated in the purchase agreement. The nature of the potential claims for which the Corporation has guaranteed is primarily related to representations and warranties, which are customary in the sale of lease assets. The rights of the buyer in the purchase agreement which are covered by the guarantee to make claims against the representations and warranties expire April 9, 2005. There are no terms in the guarantee providing for a limitation to the maximum potential amount of future payments under the guarantee. At March 31, 2004, the Corporation’s outstanding liability for its estimated potential obligation under this guarantee was not material. The guarantee also includes recourse provisions defining which assets the Corporation could obtain and liquidate under certain conditions of the guarantee.

The parent company has provided a guarantee of payment of certain amounts (“Guaranteed Payments”) for the benefit of holders of $10,000,000 of floating-rate capital securities (“Capital Securities”) issued by Commercial Federal Capital Trust I (“Trust”), a Delaware statutory trust created by the parent company for the purpose of issuing the Capital Securities. The Guaranteed Payments are equal to the amount of (i) all accrued and unpaid distributions on the Capital Securities, (ii) the price payable on redemption of the Capital Securities, and (iii) upon termination of the Trust, the lesser of either the liquidation amount of the Capital Securities and all unpaid distributions thereon or the amount of assets of the Trust remaining available for distribution to holders after satisfaction of all liabilities. The parent company is required to make payments under the guarantee only to the extent the Trust holds funds sufficient to make such payments, but fails to do so. The maximum potential amount of future payments on the guarantee is $10,000,000, equal to the principal of the Capital Securities, plus interest which accrues at a variable rate equal to the three-month London Interbank Offered Rate plus 2.95%. The term of the guarantee ends with the maturity of the Capital Securities (October 8, 2033). The parent company is subrogated to all rights of holders of the Capital Securities with respect to amounts it pays on the guarantee, which amounts would be recoverable from the funds by the Trust. Consequently, the parent company expects that the liquidation of such assets held by the Trust would fully cover the maximum potential amount of future payments the parent company may make on the guarantee. The fair value of this guarantee is not material.

Standby letters of credit issued by the Corporation commit the Corporation to make payments on behalf of customers when certain specified future events occur. The credit risk involved with standby letters of credit is primarily the same as the credit risk involved with issuing a loan. At March 31, 2004, the Corporation had $21,600,000 of standby letters of credit with a weighted average term of approximately nine months. The fees on these standby letters of credit are deferred and recorded at fair value. These fees were not material at March 31, 2004, and no material losses are anticipated from outstanding standby letters of credit.

F. COMMITMENTS AND CONTINGENCIES (Continued):

The Corporation invests in several multi-family affordable housing initiatives within its markets. The Corporation is a limited partner in these various community investment properties and it receives affordable housing tax credits for these limited partnership investments. The Corporation consolidated certain of these partnerships with assets approximating $1,714,000 as of March 31, 2004. The Corporation has no material potential exposure to loss relative to these partnerships. The consolidation provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R do not apply for the other remaining partnerships. Total assets for these other partnerships were approximately $262,746,000 at March 31, 2004, with the maximum potential exposure to loss from investments in these limited partnerships and unfunded commitments totaling approximately $10,465,000 as of March 31, 2004.

The Corporation is a general partner in, and holds certain limited partner interests in, numerous limited partnerships formed in prior years to provide investment opportunities in real estate ventures for customers of the Bank. The consolidation of these limited partnerships is not required under the provisions of FASB Interpretation No. 46R. Assets under the Corporation’s management, which are not included in the accompanying Consolidated Statement of Financial Condition, totaled approximately $18,430,000 as of March 31, 2004. In the unlikely event that all of the assets of these limited partnerships had no value and all other partners failed to meet their obligations, management of the Corporation estimates that its maximum exposure to loss would approximate $31,868,000. This amount represents the total liabilities of the limited partnerships for which the Corporation is a general partner plus the net carrying value of the Corporation’s investments in these entities at March 31, 2004. However, the Corporation expects to recover its recorded investments in these limited partnerships.

The Bank assumed a lawsuit in the merger with Mid Continent Bancshares, Inc. (“Mid Continent”), against the United States government (the “Government”) relating to a supervisory goodwill claim filed by the former Mid Continent. A final ruling in the Mid-Continent claim was entered on January 29, 2004, awarding the Bank $5,600,000 in damages. On February 12, 2004, the Department of Justice, on behalf of the Government, filed a Defendant’s Motion for Reconsideration of the ruling entered on January 29, 2004. The Government’s motion argued the amount of lost profit damages awarded by the Court was inappropriate. On or about February 26, 2004, the Court denied the Government’s motion. On April 16, 2004, the Government filed a Notice of Appeal of the judgment entered on January 29, 2004, and on April 19, 2004, the Corporation filed a cross-appeal of the same judgment. The ultimate collectibility of this award is contingent on a number of factors and future events which are beyond the control of the Bank, as to substance, timing and amount of damages that may be paid to the Bank. The Corporation has not recorded a receivable pursuant to this award.

The Corporation is subject to a number of lawsuits and claims for various amounts, which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Corporation’s financial position or results of operations.

G. SEGMENT INFORMATION:

The Corporation’s operations are aligned into four lines of business for management reporting purposes: Commercial Banking, Retail Banking, Mortgage Banking and Treasury. The financial information presented does not necessarily represent the business unit’s results of operations or financial condition as if they were independent companies. This information in the following tables is derived from management’s internal reporting system used to measure the performance of the segments and the Corporation in total. Therefore, the reported results of operations and financial condition by business unit generated from this management reporting system are not in accordance with accounting principles generally accepted in the United States. Certain amounts in the prior year period have been reclassified to conform to the March 31, 2004, presentation for comparative purposes.

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

Net interest income is determined by the Corporation’s internal funds transfer pricing system, which calculates each segment’s net interest income contribution based on the type, maturity or repricing characteristics of certain assets and liabilities. The provision for loan losses by segment is based upon the current and historical business cycle loss rates. Total other income consists of revenue directly attributable to each segment and allocations based on segment ownership of certain assets and liabilities. Amortization of mortgage servicing rights is expensed directly to the Mortgage Banking segment. Actual valuation adjustments to the mortgage servicing rights portfolio are expensed directly to the Treasury segment. Total other expense consists of direct expenses attributable to each segment and indirect expenses allocated by an activity-based costing system using full absorption. Effective the first quarter of 2003, the net effect of transfer pricing loan and deposit balances, the reconciliation of the provision for loan losses, other income, other expense and income taxes to externally reported balances, and any residual effects of unallocated systems and other support functions are allocated to the Treasury segment.

G. SEGMENT INFORMATION (continued):

The contribution of the business segments to the consolidated results for the three months ended March 31, 2004 and 2003 are summarized in the following tables:

	Commercial Banking	Retail Banking	Mortgage Banking	Treasury	Consolidated Total
Three Months Ended March 31, 2004:
Net interest income	$31,494	$23,333	$4,380	$11,889	$71,096
Provision for loan losses	2,767	1,762	4	320	4,853
Total other income (loss)	686	21,908	(2,534)	7,597	27,657
Total other expense	13,703	43,224	9,766	3,308	70,001

Income (loss) before income taxes	15,710	255	(7,924)	15,858	23,899
Income tax provision (benefit)	5,577	90	(2,813)	3,127	5,981

Net income (loss)	$10,133	$165	$(5,111)	$12,731	$17,918

Total interest and other income	$32,180	$45,241	$1,846	$19,486	$98,753
Intersegment revenue	—	2,849	763	2,663
Depreciation and amortization	128	2,139	179	2,027	4,473
Total assets	3,636,821	1,254,972	400,564	6,965,334	12,257,691

Three Months Ended March 31, 2003:
Net interest income	$26,857	$22,415	$12,484	$13,072	$74,828
Provision for loan losses	2,850	1,704	11	2,581	7,146
Total other income (loss)	(3,333)	27,389	(5,118)	13,020	31,958
Total other expense (income)	11,543	46,833	11,308	(1,503)	68,181

Income (loss) before income taxes	9,131	1,267	(3,953)	25,014	31,459
Income tax provision (benefit)	2,998	450	(1,403)	6,715	8,760

Net income (loss)	$6,133	$817	$(2,550)	$18,299	$22,699

Total interest and other income	$23,524	$49,804	$7,366	$26,092	$106,786
Intersegment revenue	—	4,505	2,905	13,028
Depreciation and amortization	128	2,317	221	2,328	4,994
Total assets	3,325,515	1,179,983	992,935	7,839,325	13,337,758

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following table. Prompt corrective action provisions pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for prompt corrective action provisions under FDICIA, the Bank must maintain certain minimum capital ratios as set forth below. At March 31, 2004, the Bank exceeded the minimum requirements for the well-capitalized category.

The following presents the Bank’s regulatory capital levels and ratios relative to the respective minimum regulatory capital requirements as of March 31, 2004:

	Actual Capital		Required Capital
	Amount	Ratio	Amount	Ratio
OTS capital adequacy:
Tangible capital	$721,410	6.00%	$180,247	1.50%
Core capital	721,535	6.00	480,797	4.00	(1)
Risk-based capital	852,638	11.02	619,244	8.00

FDICIA regulations to be classified well-capitalized:
Tier 1 leverage capital	721,535	6.00	600,996	5.00
Tier 1 risk-based capital	720,642	9.31	464,433	6.00
Total risk-based capital	852,638	11.02	774,055	10.00

(1)	For institutions that have well-diversified risks, including minimal interest rate risk exposure, excellent asset quality, high liquidity, stable and sufficient earnings and are not anticipating or experiencing significant growth, the minimum percentage of required core capital is 3.00%.

As of March 31, 2004, the most recent notification from the Office of Thrift Supervision (“OTS”) categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank’s classification.

I. BROKER RECEIVABLE/PAYABLE ON AVAILABLE-FOR-SALE SECURITY SETTLEMENTS:

The Corporation had a receivable totaling $218,593,000 at March 31, 2004, for cash settlement due from brokers on the sale of available-for-sale securities included in the Consolidated Statement of Financial Condition under the caption “Other Assets.” In addition, the Corporation had a payable to brokers totaling $204,302,000 at March 31, 2004, representing cash settlements to be paid on the purchases of available-for-sale securities included in the Consolidated Statement of Financial Condition under the caption “Other Liabilities.” Both the receivable from brokers and the payable to brokers were settled on April 1, 2004.

J. ACCOUNTING FOR LOAN COMMITMENTS:

On March 9, 2004, the SEC issued SAB No. 105, which summarizes the views of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The guidance clarifies that expected future cash flows related to the servicing of a loan should not be included as part of the measurement of fair value since such treatment essentially results in immediate recognition of a servicing asset. SAB No. 105 states that servicing assets are to be recognized only once the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. Although the guidance in this Bulletin was not required to be applied for loan commitments entered into on or before March 31, 2004, the Corporation elected to apply this guidance to loan commitments entered into as of January 1, 2004 and thereafter. The application of this guidance resulted in a reduction totaling $3,258,000 in the Corporation’s pretax net income for the quarter ended March 31, 2004. The Corporation has also disclosed its accounting policy used to estimate fair value for loan commitments accounted for as derivatives pursuant to SAB No. 105. See Note E “Derivatives Financial Instruments” for additional information related to SAB No. 105.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this Form 10-Q that are not historical fact are forward-looking statements that involve inherent risks and uncertainties. Management cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Factors that might cause a difference include, but are not limited to: fluctuations in interest rates, inflation, the effect of regulatory or government legislative changes, expected cost savings and revenue growth not fully realized, general economic conditions, adequacy of allowance for loan losses, the progress of strategic initiatives and whether realized within expected time frames, technology changes and competitive pressures in the geographic and business areas where the Corporation conducts its operations. These forward-looking statements are based on management’s current expectations. Actual results in future periods may differ materially from those currently expected because of various risks and uncertainties.

CRITICAL ACCOUNTING POLICIES:

The Corporation’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of March 31, 2004, remain unchanged from December 31, 2003. These policies relating to the accounting for the allowance for loan losses, mortgage servicing rights and derivative financial instruments. Disclosure on these critical accounting policies is incorporated by reference under Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s Annual Report on Form 10-K for the Corporation’s year ended December 31, 2003.

EXECUTIVE MANAGEMENT OVERVIEW:

Net income for the quarter ended March 31, 2004, was $17.9 million, or $.43 per diluted share, compared to net income of $22.7 million, or $.50 per diluted share for the same quarter last year. Earnings were negatively impacted by a decline in revenues from the Corporation’s mortgage banking business. The Corporation recognized $5.3 million, or $.13 per diluted share, in additional net income during the first quarter of 2004 as a result of signing an amendment to a bank owned life insurance (“BOLI”) policy it owns. The Corporation’s implementation of guidance provided by SEC SAB No. 105 effective January 1, 2004, regarding the accounting for loan commitments, reduced the gain on sale of loans for the quarter ended March 31, 2004 by $3.3 million. Additionally, lower interest rates during the quarter put pressure on both the valuation and amortization of mortgage servicing rights. The record high levels of refinancings that occurred during 2003 also contributed to lower-yielding assets and lower net interest income comparing the respective quarters.

The Corporation continues to focus on the growth of deposit and loan products that diversify the product mix and contribute to enhanced core profitability. During the quarter ended March 31, 2004, the Corporation recorded net annualized increases since December 31, 2003, in the following targeted core business drivers:

•	8% increase in core deposit balances (excluding custodial escrows),

•	5% increase in the number of retail checking accounts,

•	35% increase in the number of commercial and small business checking accounts,

•	35% increase in commercial operating and small business outstanding loan balances, and

•	8% increase in home equity outstanding loan balances.

Given the recent rise in intermediate and long-term interest rates, the management of the Corporation expects a continued strong net interest rate spread, a return to profitability in the mortgage banking line of business in the second half of 2004, and continued growth in the Corporation’s key higher-margin deposit and loan products.

OPERATING RESULTS BY SEGMENT:

See Note G “Segment Information” for additional information on the Corporation’s lines of business including tabular results of operations for the three months ended March 31, 2004 and 2003. Results of operations for each business unit are derived from management’s internal reporting system used to measure the performance of the segments and the Corporation in total. This management reporting system and the results of operations and financial condition by business unit may not be in accordance with accounting principles generally accepted in the United States. Certain amounts in the prior year periods have been reclassified to conform to the March 31, 2004, presentation for comparative purposes.

Commercial Banking:

The Commercial Banking segment reported net income of $10.1 million for the three months ended March 31, 2004, compared to $6.1 million for the three months ended March 31, 2003. Net interest income increased $4.6 million for the three months ended March 31, 2004, compared to the 2003 period. The increase in net interest income is due primarily to the increase of $339 million in the average balance of the commercial loan portfolio during 2004 over the 2003 period. The portfolio increase is due to the continued successful sales efforts of commercial lenders in 2004 resulting from the growth emphasis and strategic direction of the segment. Total other income increased $4.0 million for the three months ended March 31, 2004, compared to the 2003 period. This increase is due primarily to the Treasury segment charging the Commercial Banking segment loan prepayment fees totaling $1.6 million for the three months ended March 31, 2004, compared to $5.2 million for 2003. This charge, which was implemented in 2003, is a fee on commercial loans paying off in full before maturity. Total other expense increased $2.2 million for the three months ended March 31, 2004, compared to the 2003 period primarily due to increased allocated overhead costs and an increase of $578,000 in impairment losses on foreclosed properties.

Retail Banking:

The Retail Banking segment reported net income of $165,000 for the three months ended March 31, 2004, compared to $817,000 for the three months ended March 31, 2003. Net interest income increased $918,000 for the three months ended March 31, 2004, compared to the 2003 period. Home equity loans contributed $1.1 million to this increase due to a higher average portfolio balance increased by $58.4 million over 2003. Total other income decreased $5.5 million for the three months ended March 31, 2004, compared to the 2003 period. This decrease in total other income is primarily due to lower revenue of $7.1 million from the Mortgage Banking segment relating to the Retail Banking segment’s lower origination volume of residential mortgage loans for the three months ended March 31, 2004 compared to the 2003 period. This decrease is partially offset by an increase in nonsufficient fund charges and overdraft fee income of $855,000 and higher commissions from insurance and securities brokerage services of $635,000. The increase in nonsufficient fund charges and overdraft fees in 2004 over 2003 is primarily the result of a change in the Corporation’s practice beginning in 2004 of the Corporation paying more overdraft presentments. The net change in brokerage commissions is due to increased customer activity in the stock market as consumer confidence in the stock market continued to improve from March 31, 2003. Total other expense decreased $3.6 million for the three months ended March 31, 2004, compared to the three months ended March 31, 2003 due primarily to decreases in incentive pay based on lower mortgage volumes comparing the 2004 quarter to 2003, and the termination of the cash back rebate program on debit card purchases, which increased 2003 expenses by $780,000.

Mortgage Banking:

The Mortgage Banking segment reported a net loss of $5.1 million for the three months ended March 31, 2004, compared to a net loss of $2.6 million for the three months ended March 31, 2003. Net interest income decreased $8.1 million for the three months ended March 31, 2004, compared to 2003. This decrease in net interest income comparing the respective periods is primarily due to a decrease in the credit the Mortgage Banking segment received in the 2004 period compared to 2003 from lower custodial cash earnings. The decrease in custodial cash earnings comparing the respective periods is due to reduced mortgage loan originations and the reduced volume of mortgage loan refinancing activity. Total other income increased $2.6 million for the three months ended March 31, 2004, compared to 2003 primarily due to a decrease of $860,000 in amortization expense of mortgage servicing rights in 2004 compared to 2003, a decrease in the charge of $3.2 million on mortgage servicing rights on newly originated loans, a decrease in charges of $5.5 million from the Treasury segment on the immediate impairment of the mortgage servicing rights. Offsetting these increases in other income was a decrease of $7.6 million on the net gains on sales of warehouse loans comparing the 2004 period to 2003. This decrease in the sale of loans compared to the 2003 quarter is partially due to the Corporation’s application of SEC SAB No. 105 effective January 1, 2004, resulting in a $3.3 million reduction to the gain on sales of loans. Total other expense decreased $1.5 million for the three months ended March 31, 2004, compared to the 2003 periods due to decreased loan origination costs and decreased mortgage servicing costs primarily related to the mid month payoff of mortgage loans.

OPERATING RESULTS BY SEGMENT (Continued):

Treasury:

The Treasury segment reported net income of $12.7 million for the three months ended March 31, 2004, compared to net income of $18.3 million for the three months ended March 31, 2003. Net interest income decreased $1.2 million for the three months ended March 31, 2004, compared to the 2003 period. This decrease is due primarily to the lower yields earned on the Treasury segment’s total interest-earning assets portfolio and a reduction in the average size of the portfolio comparing the respective periods. The provision for loan losses decreased $2.3 million for the three months ended March 31, 2004, compared to the 2003 period. Total other income decreased $5.4 million for the three months ended March 31, 2004, compared to the three month period for 2003. This decrease in total other income comparing the respective periods is due to a net decrease in the valuation allowance for mortgage servicing rights totaling $860,000 allocated to the Treasury segment, a decrease of $3.6 million in fees relating to the prepayment of loans generated from the Commercial Banking segment (which was implemented in 2003) and the decrease in revenue totaling $1.3 million, from the Mortgage Banking and Retail Banking segments (also implemented in 2003) based on the allocated portion of the immediate impairment of the mortgage servicing rights recorded during the respective periods. Total other expense for the three months ended March 31, 2004, increased $4.8 million compared to the three months ended March 31, 2003, due to the decrease in deferred expense from lower mortgage loan originations.

CONSOLIDATED RESULTS OF OPERATIONS:

Net income for the three months ended March 31, 2004, was $17.9 million, or $.43 per diluted share ($.44 per basic share), compared to net income of $22.7 million, or $.50 per basic and diluted share, for the three months ended March 31, 2003. The decrease in net income comparing the respective quarters is primarily due to decreases of $4.3 million in total other income and $3.7 million in net interest income and an increase of $2.2 million in general and administrative expenses. These decreases to net income were partially offset by decreases of $2.3 million in the provision for loan losses and $2.8 million in the provision for income taxes. The following sections of this management’s discussion and analysis explain the reasons for these changes comparing the consolidated results of operations for the three months ended March 31, 2004 to the three months ended March 31, 2003.

Net Interest Income:

Net interest income totaled $71.1 million for the three months ended March 31, 2004, compared to $74.8 million for the three months ended March 31, 2003, a decrease of $3.7 million, or 5.0%. Net interest income on a taxable-equivalent basis was $72.7 million for the three months ended March 31, 2004. The three months ended March 31, 2003 are not restated on a taxable-equivalent basis. During the three months ended March 31, 2004 and 2003, the net interest rate spreads inclusive of noninterest-bearing deposits were 2.76% and 2.54%, respectively, an increase of 22 basis points comparing periods; and the net yield on interest-earning assets was 2.67% and 2.52%, respectively, an increase of 15 basis points. The interest rate spreads and the net yield on interest-earning assets for the three months ended March 31, 2003 are not restated on a taxable-equivalent basis. The increases in the interest rate spread and the net yield on interest-earning assets comparing the respective periods result from a 73 basis point decline in the rate incurred on interest-bearing liabilities partially offset by a 51 basis point decrease in the yield received on interest-earning assets. The primary reason for the $29.6 million decrease in interest income comparing the respective quarterly periods is primarily related to both decreased volume and rates for residential mortgage loans and mortgage-backed securities. Total interest expense decreased approximately $25.9 million comparing periods primarily due to decreases in rates on FHLB advances and deposits in addition to lower average balances for FHLB advances and deposits. These decreases are primarily due to the Corporation’s decision to strategically decrease certain residential mortgage loan and available-for-sale securities portfolios during the latter half of 2003 that were lower margin contributors to net interest income, along with a corresponding decrease in higher-costing FHLB advances. Additionally, during the latter half of 2003, the Corporation executed other debt restructuring and derivative strategies to improve net interest rate spreads and the net yield on interest-earnings assets.

Even with the favorable increases in the net interest rate spread and net yield on interest-earning assets compared to the same quarter last year, the level of net interest income reflects the pressure caused by the continued downward repricing of interest-earning assets with a minimal corresponding downward repricing of interest-bearing liabilities. Future trends in interest rate spreads and net interest income will be dependent upon and influenced by changes in short-term and long-term market interest rates among other factors. Management anticipates that the Corporation’s interest rate spread and the net yield on interest-earning assets will approximate the level achieved in the first quarter of 2004. The Corporation continues to focus on changing the mix of the loan portfolio to carry a greater share of higher-yielding commercial operating and home equity loans, and growth in lower costing core deposits, to improve net interest income.

Net Interest Income (Continued):

The following table presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, average yields earned on interest-earning assets and average rates incurred on total deposits and interest-bearing liabilities during the three months ended March 31, 2004 and 2003:

	March 31, 2004			March 31, 2003
(Dollars in Thousands)	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
Interest-earning assets:
Loans-(1)(2)
Residential real estate	$3,754,381	$47,416	5.05%	$4,618,296	$69,206	5.99%
Commercial real estate	1,935,068	31,410	6.45	1,820,794	32,865	7.22
Construction	515,475	9,149	7.02	489,727	8,744	7.14
Commercial operating and other (3)	520,528	6,901	5.26	340,942	5,123	6.02
Consumer home equity	870,659	14,181	6.53	812,197	14,573	7.28
Consumer other	696,209	11,274	6.50	632,094	11,840	7.60

Total loans (2)	8,292,320	120,331	5.79	8,714,050	142,351	6.55
Mortgage-backed securities	1,278,179	12,362	3.87	1,584,690	16,447	4.15
Investments (2)	1,307,785	15,728	4.81	1,572,581	17,576	4.47

Total interest-earning assets (2)	10,878,284	148,421	5.45	11,871,321	176,374	5.96
Noninterest-earning assets	1,280,698			1,258,260

Total assets	$12,158,982			$13,129,581

Noninterest-bearing checking	$997,465	—	—	$942,232	—	—
Interest-bearing deposits:
Interest-bearing checking	604,503	564.37		491,656	518.43
Savings (4)	1,240,221	10,291	3.33	1,559,288	16,567	4.31
Money market	1,140,489	4,128	1.45	620,845	2,605	1.70

Interest-bearing core deposits	2,985,213	14,983	2.01	2,671,789	19,690	2.99
Certificates of deposit	2,588,433	14,800	2.29	2,851,833	19,924	2.83

Total interest-bearing deposits	5,573,646	29,783	2.14	5,523,622	39,614	2.91

Total deposits	6,571,111	29,783	1.82	6,465,854	39,614	2.48

Advances from FHLB (5)	4,378,492	44,241	4.00	4,906,031	56,920	4.64
Other borrowings	238,366	1,652	2.75	592,683	5,012	3.38

Total interest-bearing liabilities	10,190,504	75,676	2.95	11,022,336	101,546	3.71

Net earnings balance, net interest income and net interest rate spread (2)	687,780	72,745	2.50	848,985	74,828	2.25

Total deposits and interest-bearing liabilities	11,187,969	75,676	2.69	11,964,568	101,546	3.42

Noninterest-bearing liabilities	215,291			399,901
Stockholders’ equity	755,722			765,112

Total liabilities and stockholders’ equity	$12,158,982			$13,129,581

Net earnings balance, net interest income and net interest rate spread including noninterest-bearing deposits (2)	$(309,685)	$72,745	2.76%	$(93,247)	$74,828	2.54%

Net annualized yield on interest-earning assets (2)			2.67%			2.52%

(1)	Includes nonaccruing loans averaging $61.2 million and $71.2 million for the respective periods at a yield of zero percent.
(2)	Includes taxable-equivalent adjustments related to tax-exempt income on certain loans and investments for the three months ended March 31, 2004, using the federal statutory tax rate of 35%. Including taxable-equivalent adjustments for the three months ended March 31, 2004, the yield on total interest-earning assets, the net interest rate spread and the net annualized yield on interest-earning assets each increased by six basis points. The three months ended March 31, 2003, are not restated on a taxable-equivalent basis.
(3)	In addition to commercial operating loans, includes small business, agricultural and Nebraska Investment Finance Authority loans.
(4)	Includes interest expense on interest rate swap agreements totaling $8.2 million and $12.6 million for the respective periods.
(5)	Includes interest expense on interest rate swap and swaption agreements totaling $13.4 million and $19.7 million for the respective periods.

Net Interest Income (Continued):

During the three months ended March 31, 2004, the Corporation’s deposits and interest-bearing liabilities exceeded its interest-earning assets, resulting in a negative average net earnings balance of $309.7 million. The Corporation’s average net earnings balance decreased $216.4 million during the three months ended March 31, 2004, compared to the three months ended March 31, 2003. This decrease in the net average earnings balance comparing these respective periods is primarily due to cash outlays over the last twelve months on the Corporation’s repurchases of its common stock, cash dividends to common stockholders and federal income tax payments.

The following table presents the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities, and the amount of change in each attributable to: (i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The net change attributable to changes in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate. The net change between periods in interest expense on the interest rate swap and swaption agreements on savings and FHLB advances is classified in the rate column. This table demonstrates the effects of the changes in the volume and rates of interest-earning assets and interest-bearing liabilities, and the effect on net interest income as previously discussed:

	Three Months Ended March 31, 2004 Compared to March 31, 2003 Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Total
Interest income on loans and investments:
Residential real estate	$(11,840)	$(9,950)	$(21,790)
Commercial real estate	2,052	(3,507)	(1,455)
Construction	530	(125)	405
Commercial operating and other	2,483	(705)	1,778
Consumer home equity	1,069	(1,461)	(392)
Consumer other	1,180	(1,746)	(566)
Mortgage-backed securities	(3,021)	(1,064)	(4,085)
Investments	(3,078)	1,230	(1,848)

Total interest income	(10,625)	(17,328)	(27,953)

Interest expense on deposits and other debt:
Interest-bearing checking	113	(67)	46
Savings	(692)	(5,584)	(6,276)
Money market	1,947	(424)	1,523
Certificates of deposit	(1,673)	(3,451)	(5,124)
Advances from FHLB	(3,832)	(8,847)	(12,679)
Other borrowings	(2,559)	(801)	(3,360)

Total interest expense	(6,696)	(19,174)	(25,870)

Effect on net interest income	$(3,929)	$1,846	$(2,083)

Provision for Loan Losses and Asset Quality:

The allowance for loan losses is based upon management’s continuous evaluation of the collectibility of outstanding loans, which takes into consideration such factors as changes in the composition of the loan portfolio and economic conditions that affect the borrower’s ability to pay, regular examinations of specific problem loans by the Corporation’s credit review team, quarterly review discussions of criticized loans, and reviews of the overall portfolio quality and real estate market conditions in the Corporation’s lending areas. Management of the Corporation believes that the present level of allowance for loan losses is appropriate to reflect the risks inherent in its portfolios. However, there can be no assurance that the Corporation will not experience increases in its nonperforming assets, that it will not increase the level of its allowance in the future or that significant provisions for losses will not be required based on factors such as deterioration in market conditions, changes in borrowers’ financial conditions, delinquencies and defaults.

The allowance for loan losses consists of two elements. The first element is an allocated allowance established for specifically identified loans that are evaluated and are considered to be individually impaired. The second element is an estimated allowance established for impairment on each of the Corporation’s pools of outstanding loans. These estimated allowances are based on several analysis factors including the Corporation’s past loss experience, general economic and business conditions, geographic and industry concentrations, credit quality, delinquency trends and known and inherent risks in each of the portfolios. These evaluations are inherently subjective and require frequent revisions as updated information becomes available.

The Corporation recorded loan loss provisions totaling $4.9 million for the three months ended March 31, 2004, compared to $7.1 million for the three months ended March 31, 2003. An analysis of the allowance for loan losses is summarized as follows:

	Three Months Ended March 31,
(In Thousands)	2004	2003
Beginning balance	$108,154	$106,291
Provision charged to operations	4,853	7,146
Charge-offs	(16,812)	(7,295)
Recoveries	1,570	2,810
Other	—	(32)

Ending balance	$97,765	$108,920

Net loans charged off totaled $15.2 million for the three months ended March 31, 2004, compared to $4.5 million for the three months ended March 31, 2003. Net charge-offs are higher for the three months ended March 31, 2004 compared to 2003 primarily due to the charge-off totaling $9.2 million of a performing commercial real estate loan. This charge-off occurred as a result of management’s decision to sell this loan at a loss since the real estate securing the loan, which was the primary source of repayment, was in a distressed market with no sign of improvement in the near future coupled with a potential indeterminate holding period until the market would stabilize. Management does not anticipate similar problem loans becoming a material issue to the Corporation in the foreseeable future. However, management will continue to consider the option of accelerating the resolution of specific, selected assets, on a case by case basis, that either are nonperforming or will be nonperforming in the near future.

Provision for Loan Losses and Asset Quality (continued):

Nonperforming assets are monitored on a regular basis by the Corporation’s internal credit review and problem asset teams. Nonperforming assets are summarized as of the dates indicated:

(Dollars in Thousands)	March 31, 2004	December 31, 2003
Loans accounted for on a nonaccrual basis: (1)
Real estate -
Residential real estate	$32,198	$40,065
Commercial real estate	17,539	7,363
Consumer, commercial operating and other loans	7,042	8,491

Total nonperforming loans	56,779	55,919

Foreclosed real estate:
Commercial	30,462	32,839
Residential	14,338	16,905

Total foreclosed real estate	44,800	49,744

Troubled debt restructurings - commercial	4,700	4,712

Total nonperforming assets	$106,279	$110,375

Nonperforming loans to loans receivable (2)	.72%	.69%
Nonperforming assets to total assets	.87%	.91%

Allowance for loan losses	$97,765	$108,154

Allowance for loan losses to:
Loans receivable (2)	1.24%	1.34%
Total nonperforming loans	172.19%	193.41%

(1)	Nonperforming loans consist of nonaccruing loans (generally loans 90 days or more past due) and accruing loans that are contractually past due 90 days or more. At March 31, 2004 and December 31, 2003, there were no accruing loans contractually past due 90 days or more. Residential real estate loans are considered nonperforming if four or more monthly payments are missed. Credit card loans continue to accrue interest up to 120 days past due at which point the credit card loan balances plus accrued interest are charged off.
(2)	Based on the net book value of loans receivable before deducting allowance for loan losses at the respective dates.

The preceding table excludes nonperforming loans held for sale totaling $23.8 million and $25.0 million, respectively, at March 31, 2004 and December 31, 2003, related to the Government National Mortgage Association (“GNMA”) optional repurchase program. These guaranteed mortgage loans serviced for GNMA include loans that have been repurchased or are eligible for repurchase by the Corporation at the Corporation’s option and without prior authorization from GNMA when specific delinquency criteria are met. Therefore, the Corporation is deemed to have regained effective control over these loans. These nonperforming loans are guaranteed by the Federal Housing Administration (“FHA”) or the Department of Veteran’s Administration (“VA”) with the Corporation either reselling these loans or undertaking collection efforts through the FHA/VA foreclosure process for reimbursement of these repurchased loans. The Corporation is reimbursed for substantially all costs incurred after the foreclosure process is complete.

Provision for Loan Losses and Asset Quality (continued):

The decrease in the allowance for loan losses as a percentage of loans receivable of 1.24% at March 31, 2004 compared to 1.34% at December 31, 2003 reflects the impact of the $9.2 million aforementioned charge-off relating to the sale of a performing commercial real estate loan at a loss. The decrease also relates to a decline in the Corporation’s level of classified assets during the quarter and the continuing favorable asset quality trends due to management’s continued focus on prudent loan underwriting, active monitoring of loans and aggressive collection efforts.

Nonperforming loans at March 31, 2004, increased $860,000 compared to December 31, 2003, primarily due to a net increase in commercial real estate loans totaling $10.2 million, partially offset by reductions in residential real estate loans and consumer, commercial operating and other loans. The increase in nonperforming commercial real estate loans is due primarily to four loans totaling $10.4 million becoming 90 days past due during the quarter. The $4.9 million net decrease in foreclosed real estate at March 31, 2004, compared to December 31, 2003, is primarily due to the sale of a residential real estate development property totaling $4.0 million and the sale of a commercial real estate property totaling $1.8 million. Partially offsetting these decreases were capitalized expenses totaling $754,000 on a residential master planned community property in Nevada.

Retail Fees and Charges:

The major components of retail fees and charges for the periods indicated are as follows:

	Three Months Ended March 31,
(In Thousands)	2004	2003
Nonsufficient fund charges and overdraft fees	$8,514	$7,602
Service charges	2,836	2,710
Debit and credit card fees, net	1,917	2,028
Transaction fees and other	1,230	1,163

Retail fees and charges	$14,497	$13,503

The primary source of retail fees is customer charges for retail financial services such as checking account fees and service charges, charges for insufficient checks or uncollected funds, stop payment fees, debit card annual fees, overdraft protection fees, transaction fees for personal checking, interchange revenue from use of debit and credit cards and automatic teller machine services. The net increase totaling $912,000 in nonsufficient fund charges and overdraft fees comparing the 2004 quarter to 2003 is primarily the result of an increase in the Corporation’s customer base and a change in the Corporation’s policy and practice beginning in 2004 related to paying more overdraft paper and electronic transactions presented by the Bank’s customers. The $126,000 increase in service charges comparing periods is primarily due to an increased number of checking accounts for the 2004 period compared to 2003.

The decrease in debit and credit card fees of $111,000 comparing the 2004 period to 2003 is primarily due to a reduction of interchange fees for debit card purchases effective August 1, 2003, due to a third-party settlement of debit card litigation with VISA Inc. to which the Corporation was not a party. As a result of this litigation, the interchange rate paid for debit card transactions was reduced and therefore, the Corporation, which issues VISA debit cards, will generate less fee income per debit card transaction in 2004 compared to fee income generated through July 31, 2003. This decrease was partially offset by an increase in the number of accounts and the dollar amounts of transactions processed comparing the respective periods.

Loan Servicing Fees and Mortgage Servicing Rights Valuation Adjustment:

The major components of loan servicing fees for the periods indicated and the amount of loans serviced for other institutions are as follows:

	Three Months Ended March 31,
(In Thousands)	2004	2003
Revenue:
Loan servicing fees	$9,553	$9,222
Late loan payment fees	1,655	1,815

Total revenues	11,208	11,037
Amortization of mortgage servicing rights	(12,385)	(12,062)

Loan servicing fees, net	$(1,177)	$(1,025)

Valuation adjustment for impairment	$(18,893)	$(13,528)

Loans serviced for other institutions at March 31	$11,166,995	$11,848,058

The amount of revenue generated from loan servicing fees, and changes in comparing periods, is primarily due to the average size of the Corporation’s portfolio of mortgage loans serviced for other institutions and the level of rates for service fees collected. Revenue from loan servicing fees is reduced by the amortization expense of mortgage servicing rights. The loan servicing fees category also includes fees collected for late loan payments.

The increase in revenue from loan servicing fees comparing periods is due to a higher average service fee rate, which increased to .34% for the first quarter of 2004 compared to .32% for the first quarter of 2003. Mortgage servicing rights are amortized over the period of estimated net servicing income. The amortization for mortgage servicing rights continues to reflect a reduction in expected net servicing income cash flows as a result of the increased loan prepayments during this period of continued historically low interest rates.

The fair value of the Corporation’s loan servicing portfolio decreases as mortgage interest rates decline and loan prepayments increase. Conversely, the value of the Corporation’s loan servicing portfolio increases as mortgage interest rates rise. Valuation adjustment losses totaling $18.9 million and $13.5 million were recorded during the three months ended March 31, 2004 and 2003, respectively, as a reduction to the net carrying amount of the mortgage servicing rights portfolio in response to declining mortgage interest rates. At March 31, 2004, the valuation allowance on the mortgage servicing rights portfolio totaled $68.2 million compared to $49.3 million at December 31, 2003, and $93.6 million at March 31, 2003.

Gain on Sales of Securities and Changes in Fair Values of Derivatives, Net:

During the three months ended March 31, 2004 and 2003, the following transactions were recorded:

	Three Months Ended March 31,
(In Thousands)	2004	2003
Gain on the sales of available-for-sale investment securities	$16,976	$20,271

Changes in the fair value of interest rate floor agreements not qualifying for hedge accounting	2,372	(761)
Change in the fair value of an interest rate cap agreement not qualifying for hedge accounting	(900)	—
Other items, net	(66)	(510)

Subtotal	1,406	(1,271)

Gain on the sales of securities and changes in fair values of derivatives, net	$18,382	$19,000

During the three months ended March 31, 2004 and 2003, the Corporation sold available-for-sale investment securities totaling $746.3 million and $220.2 million, respectively, resulting in pre-tax gains of $17.0 million and $20.3 million. The gain in 2004 on the sale of these investment securities was recognized to partially offset the valuation adjustment loss totaling $18.9 million in the mortgage servicing rights portfolio recorded in the three months ended March 31, 2004. The Corporation expects to continue to offset valuation adjustments of mortgage servicing rights with securities gains and losses during 2004. The gain in 2003 on the sale of these investment securities was recognized to partially offset the valuation adjustment loss totaling $13.5 million in the mortgage servicing rights portfolio recorded in the three months ended March 31, 2003, and the higher levels of amortization of mortgage servicing rights due to the low interest rate environment and the resulting increase in mortgage loan prepayments.

At March 31, 2004 and 2003, the Corporation had interest rate floor agreements with notional amounts totaling $1.6 billion and $1.3 billion, respectively. During the quarter ended March 31, 2004, a net market valuation adjustment gain totaling $2.4 million was recorded compared to a net market valuation adjustment loss during the quarter ended March 31, 2003 totaling $761,000 on these interest rate floor agreements. These interest rate floor agreements are used to protect the fair value of the mortgage servicing rights portfolio to impairment exposure risk from declining interest rates.

At March 31, 2004, the Corporation had an interest rate cap agreement with a notional amount totaling $100.0 million. During the quarter ended March 31, 2004, a net market valuation adjustment loss totaling $900,000 was recorded. This interest rate cap agreement is used to protect against the risk of a potential rise in interest rates.

Gain on Sales of Loans:

The Corporation’s mortgage-banking activities involve the origination of mortgage loans and the subsequent sale of these mortgage loans in the secondary market with loan servicing retained. The category in the Consolidated Statement of Income entitled “Gain on Sales of Loans” includes changes in the fair values of certain derivative financial instruments (forward loan sales commitments, rate lock commitments to originate mortgage loans held for sale and call options) and changes in the fair value of hedged items (warehouse loans) in addition to net realized gains on the sales of loans. These derivative financial instruments related to mortgage banking activities and certain hedged warehouse loans are recorded at fair value with the changes in fair value reported in current earnings. Warehouse loans which do not have critical matched terms with related forward loan sales commitments that are used to hedge them are carried at the lower of cost or market. See Note E “Derivative Financial Instruments” for additional information related to derivative financial instruments.

During the three months ended March 31, 2004 and 2003, loans totaling $568.8 million and $1.3 billion were sold. Loans are typically originated by the Corporation and sold in the secondary market with loan servicing retained. The Corporation recorded net gains on (i) the sales of loans and (ii) changes in the fair values of mortgage banking related derivative financial instruments and hedged items during the three months ended March 31, 2004, totaling $198,000 compared to net gains of $5.5 million for the three months ended March 31, 2003. The decrease in net gains is primarily attributable to compressed loan pricing spreads as a result of overcapacity in the industry and to the Corporation’s implementation of guidance provided by the SEC in SAB No. 105 effective January 1, 2004. The application of this guidance resulted in a $3.3 million reduction to the gain on sale of loans for the quarter ended March 31, 2004. See Note E “Derivative Financial Instruments” and Note J “Accounting for Loan Commitments” for additional information.

Bank Owned Life Insurance

In December 2000, the Corporation invested in two BOLI policies with a total contract value of $200.0 million. Revenue from the BOLI program is a significant component of other operating income. During the three months ended March 31, 2004, the Corporation recorded $8.0 million in net revenue from the BOLI program compared to $2.9 million during the three months ended March 31, 2003. This increase comparing the respective quarters is due to an amendment signed to one of these BOLI policies effective February 25, 2004, resulting in the recognition of an asset and an increase to income totaling $5.3 million. This amendment will allow the Corporation to receive a guaranteed payment of a certain component of the BOLI policy if there is a full and complete surrender of all outstanding certificates of the BOLI.

Other Operating Income:

The major components of other operating income for the periods indicated are as follows:

	Three Months Ended March 31,
(In Thousands)	2004	2003
Brokerage commissions	$2,095	$1,874
Insurance services income	1,428	939
Credit life and disability commissions	364	160
Loan fee income	1,058	1,364
Other income	1,674	1,319

Total other operating income	$6,619	$5,656

The net change in brokerage commissions comparing the respective periods is due to increased customer activity in the stock market as consumer confidence in the stock market continued to improve from March 31, 2003. Insurance services income increased comparing the three-month periods due primarily to increases in annuity sales commission income and decreases in life insurance and accident and health insurance-related expenses. Credit life and disability commissions increased for the three months ended March 31, 2004, compared to 2003 primarily due to a higher volume of policies written and a decrease in the cancellation of existing policies. Loan fee income decreased for the 2004 three-month period compared to the 2003 period primarily due to a net decrease in loan volumes and the related fee generation. Other income increased over 2003 primarily due to a gain on the sale of real estate held for investment.

General and Administrative Expenses:

General and administrative expenses totaled $68.8 million for the three months ended March 31, 2004, compared to $66.6 million for the three months ended March 31, 2003. The net increase in the 2004 three-month period compared to 2003 is primarily due to net increases in compensation and benefits and outside services, partially offset by net decreases in loan expenses and advertising. Compensation and benefits increased $2.1 million for the three months ended March 31, 2004, over the 2003 quarter primarily due to reductions in deferred costs associated with loan originations due to lower loan origination volume in 2004 comparing the respective periods, annual merit increases and increases in costs of employer benefits. These increases were partially offset by decreases in mortgage loan commissions and production incentive bonuses in 2004 compared to the 2003 quarter due to record levels of loan prepayments during the 2003 period. Outside services increased $1.5 million for the three months ended March 31, 2004, compared to 2003 primarily due to increased costs in consulting and legal services. Loan expenses decreased by $921,000 comparing the respective periods primarily as a result of significantly higher loan servicing expenses in 2003 related to loan prepayment activity. Advertising decreased $575,000 for the 2004 quarter compared to 2003 primarily due to the termination of the incentive program for debit and credit card transactions, partially offset by the expanded promotion for consumer loans during the 2004 quarter. Management of the Corporation anticipates that general and administrative expenses will remain flat for the remainder of 2004 due to the implementation of expense control measures.

Amortization of Core Value of Deposits:

For the three months ended March 31, 2004, amortization of core value of deposits totaled $1.2 million compared to $1.5 million for the three months ended March 31, 2003. The net decrease in amortization expense for the 2004 three-month period compared to the 2003 period is due to certain core value of deposits amortizing on an accelerated basis.

Provision for Income Taxes:

The provision for income taxes totaled $6.0 million for the three months ended March 31, 2004, compared to $8.8 million for the three months ended March 31, 2003. The effective income tax rate for the three months ended March 31, 2004, was 25.0% compared to 27.8% for the 2003 period. The effective income tax rate is lower for the 2004 period compared to the 2003 period due to the lower level of pre-tax income and increases in BOLI income, tax-exempt interest income and tax credits. The effective tax rates for the three months ended March 31, 2004 and 2003, vary from the statutory rate of 35.0% primarily due to tax benefits from the BOLI, tax-exempt interest income and tax credits.

LIQUIDITY AND CAPITAL RESOURCES:

The Corporation manages its liquidity at both the parent company and subsidiary levels. The objective of liquidity management is to ensure the Corporation has the continuing ability to maintain cash flows that are sufficient to fund operational needs and meet obligations and other commitments on a timely and cost-effective basis. The parent company requires cash for the payment of dividends on its common stock, repurchases of its common stock, principal and interest payments on borrowings, and settlement of income tax payments. The principal asset of the parent company is its investment in the capital stock of the Bank. Since the parent company does not generate any significant revenues independent of the Bank, the parent company’s liquidity is dependent on the extent to which it receives cash distributions from the Bank and the extent to which it is able to borrow funds. The parent company also receives funds from the Bank, or pays funds to the Bank, for income taxes of the parent company as provided in the corporate tax sharing agreement. In addition, the parent company also receives cash from the exercise of stock options.

The Bank’s ability to pay cash distributions to the parent company is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Capital distribution regulations of the OTS, as defined, allow the Bank to pay capital distributions during a calendar year upon notice to the OTS. These capital distributions are limited to the sum of 100% of the Bank’s retained net income (defined as net income determined in accordance with generally accepted accounting principles less total capital distributions declared) for the current calendar year plus the Bank’s retained net income for the preceding two calendar years. Capital distributions in excess of the Bank’s retained net income require the submission of an application for approval from the OTS. At March 31, 2004, the Bank would be permitted to pay an aggregate amount approximating $14.5 million without prior approval of the OTS.

The parent company’s ability to continue its common stock repurchases in 2004 is dependent on the Bank’s ability to generate sufficient earnings, while maintaining regulatory capital at a well-capitalized level. Management closely evaluates its capital and liquidity position before stock repurchases are made. During the quarter ended March 31, 2004, the parent company repurchased 757,400 shares of its common stock at a cost of $20.3 million. At March 31, 2004, 491,300 shares of common stock authorized by the Board of Directors remain to be repurchased by June 30, 2004, and an additional 3,000,000 shares to be repurchased by June 30, 2005.

Cash dividends paid by the parent company to its common stock shareholders are subject to the discretion of the Board of Directors of the Corporation and depend on a variety of factors, including operating results and financial condition, liquidity, regulatory capital limitations and other factors. Payments of cash dividends totaled $5.2 million for the three months ended March 31, 2004, an increase of $1.1 million from the 2003 period. This increase in cash dividends is in line with the Corporation’s goal of increasing dividends at or above the growth rate of earnings in future periods. The Corporation’s ability to meet this goal will be contingent on the Bank’s capacity to pay cash distributions to the parent company in consideration of regulatory limitations.

The Bank’s primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the FHLB and (iv) cash generated from operations. Net cash flows used by operating activities totaled $102.9 million and $203.1 million, respectively, for the three months ended March 31, 2004 and 2003. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the timing of cash outlays for purchases and originations of loans for resale and the receipt of proceeds from the sales of mortgage loans held for sale. The volatility in cash flows associated with loans held for sale is affected by the timing of cash outlays for mortgage loan originations and purchases and the receipt of proceeds from the sales of mortgage loans. However, due to the cyclical pattern of mortgage loan originations/purchases and sales and the short period of time between the origination or purchase of the loans and the subsequent sale (generally, 60 days or less), the amount of funding necessary to sustain the mortgage banking operations does not significantly affect the Bank’s overall liquidity requirements.

Net cash provided or used by investing activities fluctuates from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities, (ii) the purchase and origination of loans held for investment and (iii) the purchases and sales of available-for-sale mortgage-backed and investment securities. During the three-month periods ended March 31, 2004 and 2003, investing activities generated net cash inflows of $241.2 million and $58.0 million, respectively, primarily due to high levels of loan and mortgage-backed security prepayments exceeding the cash outlays for the purchase and origination of loans. These high prepayment levels occurred in response to the low interest rate environment during these periods. In addition, this activity involved the Bank’s sales of securities to generate gains to strategically offset the valuation losses related to mortgage servicing rights totaling $18.9 million and $13.5 million for the three months ended March 31, 2004 and 2003, respectively, and for 2003, the high levels of amortization of mortgage servicing rights, and accelerated amortization of net deferred costs and premiums on mortgage loans and mortgage-backed securities.

LIQUIDITY AND CAPITAL RESOURCES (Continued):

Net cash flows used by financing activities totaled $117.3 million for the three months ended March 31, 2004, compared to net cash flows provided by financing activities totaling $167.6 million for the three months ended March 31, 2003. Advances from the FHLB and deposits have been the primary sources to provide for the Corporation’s funding needs during each of the periods presented. The Corporation experienced a net increase in deposits totaling $25.0 million for the three months ended March 31, 2004, compared to a net increase of $301.1 million for the three months ended March 31, 2003. The net increase in deposits for the three months ended March 31, 2004, is primarily due to net increases in checking and money market accounts totaling $87.3 million and $85.0 million, respectively, partially offset by net decreases of $93.6 million and $53.6 million, respectively, in certificates of deposit and savings accounts. The net increases in the money market and checking accounts are primarily attributable to new product promotion and an increase in new customer accounts. The net decrease in certificates of deposit for the three months ended March 31, 2004, is due to the run-off in the higher costing certificates of deposit portfolio pursuant to the Corporation’s business strategy. The $301.1 million increase in deposits at March 31, 2003, is primarily due to net increases in checking and money market accounts totaling $149.6 million and $234.6 million, respectively, partially offset by net decreases of $102.4 million and $19.3 million in savings accounts and certificates of deposit, respectively. The net reduction in FHLB advances totaling $194.6 million at March 31, 2004, compared to December 31, 2003, is primarily due to scheduled maturity repayments and adjustable-rate three-month FHLB advances the Corporation elected not to renew in conjunction with the Corporation’s ongoing plan to reduce its lower-yielding investment and mortgage-backed securities and pay down a portion of FHLB advances. The net proceeds used to repay these FHLB advances primarily came from the sale of available-for-sale investment securities. At March 31, 2003, the Corporation had a net decrease of FHLB advances totaling $78.7 million primarily due to net repayments. As part of management’s overall strategy to manage the level of exposure to the risk of interest rates adversely affecting net interest income, the Corporation uses interest rate swap agreements that have offsetting characteristics from certain hedged deposits and FHLB advances. In the first quarter of 2004 and 2003, the Corporation entered into interest rate swap agreements for notional amounts of $100.0 million at a cost of $6.3 million and $4.8 million, respectively. During the three months ended March 31, 2004, the Corporation repurchased 757,400 shares of its common stock at a cost of $20.3 million. At March 31, 2004, there remained 491,300 shares of common stock of the Corporation that had been authorized by the Board of Directors to be repurchased by June 30, 2004 and an additional 3,00,000 shares to be repurchased by June 30, 2005. During the three months ended March 31, 2003, the Corporation repurchased shares of its common stock at a cost of $10.3 million.

Through the normal course of operations, the Corporation enters into certain contractual obligations and other commitments. These obligations generally relate to funding of operations through debt issuances as well as leases for premises and equipment. As a financial institution, the Corporation routinely enters into off-balance sheet agreements including commitments to extend credit, standby letters of credit, and financial guarantees on loans sold with recourse and on other contingent obligations. Residential loan commitments are generally expected to settle within three months following March 31, 2004. All other loan commitments are generally expected to settle in less than one year following March 31, 2004. The outstanding commitments to originate loans or fund commercial and consumer lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. Such commitments are subject to the same credit policies and approval processes accorded to loans made by the Corporation. Mortgage loan commitments include loans in the process of approval for which the Corporation has rate lock commitments. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described. At March 31, 2004, the Corporation had $1.4 billion of outstanding loan commitments. See Note F “Commitments and Contingencies” for additional information regarding the Corporation’s commitments and guarantees Certain commitments of the Corporation are derivative financial instruments. See Note E “Derivative Financial Instruments” for additional information regarding derivative financial instruments.

The Corporation’s other contractual obligations: long-term debt, certificates of deposit, capital and operating lease obligations, and purchase obligations, have not changed significantly in the aggregate at March 31, 2004 compared to December 31, 2003. Management closely monitors the availability of liquid and capital resources to meet the Corporation’s funding requirements for operating activities, including commitments and contractual obligations. Management does not foresee any difficulties in meeting its liquidity requirements in order to ensure the safety and soundness of its operations.

Item 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Information as of March 31, 2004, concerning the Corporation’s exposure to market risk, which has not changed significantly from December 31, 2003, is incorporated by reference under Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Corporation’s Annual Report on Form 10-K for the Corporation’s year ended December 31, 2003.

Item 4. CONTROLS AND PROCEDURES

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-14 (c) under the Exchange Act) as of March 31, 2004. Based upon such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2004, such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Corporation in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Any system of controls can only provide reasonable assurance of the objectives the systems are designed to obtain. The Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

There have been no changes in the Corporation’s internal controls over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Corporation’s last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e). Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The following table details the Corporation’s purchases of its common stock during the quarter ended March 31, 2004:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Cumulative Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that can be Purchased Under the Plans

January 2004: Beginning Date - January 2 Ending Date - January 25	563,600	$26.75	21,314,900	3,685,100

February 2004: Beginning Date - February 2 Ending Date - February 25	100,900	$27.05	21,415,800	3,584,200

March 2004: Beginning Date - March 2 Ending Date - March 23	92,900	$27.26	21,508,700	3,491,300

The Corporation has publicly announced seven plans authorizing purchases of its common stock as follows:

Date Purchase Plan Announced	Number of Common Shares Approved for Purchase	Expiration Date of Purchase Plan (As Announced)
April 28, 1999	3,000,000	August 31, 2000
December 27, 1999	3,000,000	June 30, 2001
August 14, 2000	5,500,000	February 28, 2002
May 7, 2001	5,000,000	December 31, 2002
February 28, 2002	500,000	December 31, 2003
November 25, 2002	5,000,000	June 30, 2004
November 27, 2003	3,000,000	June 30, 2005

	25,000,000

Item 5. Other Information

Robert J. Hutchinson, the Corporation’s President and Chief Operating Officer and member of the Board of Directors, resigned effective April 23, 2004. Mr. Hutchinson has withdrawn his nomination for election as a director at the Corporation’s upcoming annual meeting of stockholders on May 11, 2004. A Current Report on Form 8-K was filed by the Corporation on April 26, 2004 announcing the resignation.

The Bank assumed a lawsuit in the merger with Mid Continent against the United States government relating to a supervisory goodwill claim filed by the former Mid Continent. A final ruling on the Mid Continent claim was entered on January 29, 2004, awarding the Bank $5,600,000 in damages. On February 12, 2004, the Department of Justice, on behalf of the Government, filed a Defendant’s Motion for Reconsideration of the ruling entered on January 29, 2004. The Government’s motion argued the amount of lost profit damages awarded by the Court was inappropriate. On or about February 26, 2004 the Court denied the Government’s motion. On April 16, 2004, the Government filed a Notice of Appeal of the judgment entered on January 29, 2004, and on April 19, 2004, the Corporation filed a cross-appeal of the same judgment. The ultimate collectibility of this award is contingent on a number of factors and future events which are beyond the control of the Bank, as to substance, timing and amount of damages that may be paid to the Bank. The Corporation has not recorded a receivable pursuant to this award.

Item 6. Exhibits and Reports on Form 8-K

(a).	Exhibits:

31.1	Chief Executive Officer’s Rule 13a - 14 (a) Certification.

31.2	Chief Financial Officer’s Rule 13a - 14 (a) Certification.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b).	Reports on Form 8-K:

On January 29, 2004, the Corporation filed a Form 8-K reporting under Item 7, Item 9 and Item 12 furnishing its earnings release dated January 29, 2004, for the three and twelve months ended December 31, 2003. The Corporation also announced on this Form 8-K an award for $5.6 million relating to a supervisory goodwill claim against the United States filed by Mid Continent, which was acquired in 1998 by the Bank, a wholly-owned subsidiary of the Corporation. In addition, the Corporation announced on this Form 8-K that it will file with the SEC in February 2004 the Annual Report Form 10-K/A for the year ended December 31, 2002 (Amendment No. 2) and the Quarterly Report Form 10-Q/A (Amendment No. 1) for the quarters ended September 30, 2003, June 30, 2003 and March 31, 2003. These amended filings reflect the correction to the Corporation’s consolidated financial statements for the error in accounting for certain components of a BOLI policy. In addition, the amended filings reflect the restatement of prior consolidated financial statements to conform to current financial statement presentation primarily with respect to certain government agency-owned loans serviced for GNMA that have been repurchased or are eligible for repurchase by the Corporation.

On March 4, 2004, the Corporation filed a Form 8-K reporting under Item 5 regarding an amendment that was signed to a BOLI policy that was acquired in December 2000. This amendment was effective February 25, 2004, and resulted in the recognition of an asset and an increase to income of $5.3 million (or $.13 per diluted share) for the first quarter ending March 31, 2004.

On April 8, 2004, the Corporation filed a Form 8-K reporting under Item 7 and Item 12 that it expects to report net income of approximately $.40 to $.44 per diluted share for the quarter ended March 31, 2004.

On April 26, 2004, the Corporation filed a Form 8-K reporting under Item 5 and Item 7 regarding the resignation of Robert J. Hutchinson as President and Chief Operating Officer and as a member of the Corporation’s Board of Directors. Mr. Hutchinson has also withdrawn his nomination for election as a director at the Corporation’s upcoming annual meeting of shareholders on May 11, 2004.

On April 27, 2004, the Corporation filed a Form 8-K reporting under Item 7 and Item 12 furnishing its earnings release dated April 27, 2004, for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL FEDERAL CORPORATION
(Registrant)

Date: May 5, 2004	/s/ David S. Fisher
David S. Fisher, Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 5, 2004	/s/ Gary L. Matter
Gary L. Matter, Senior Vice President,
Controller and Secretary
(Principal Accounting Officer)