Form 10-Q
period 2004-06-30
COMMERCIAL FEDERAL CORP
filed 2004-08-04
CIK 744778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    YES  ☒    NO  ☐

As of July 30, 2004, the registrant had 39,717,710 shares outstanding of its common stock, par value $.01 per share.

COMMERCIAL FEDERAL CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

(Unaudited)

(Dollars in Thousands, Except Par Value)	June 30, 2004	December 31, 2003
ASSETS

Cash (including short-term investments of $1,841 and $1,334)	$156,229	$158,133
Investment securities available for sale, at fair value	1,031,111	1,055,055
Mortgage-backed securities available for sale, at fair value	1,133,434	1,337,805
Loans held for sale, net	444,774	351,539
Loans receivable, net of allowances of $97,082 and $108,154	7,691,306	7,956,743
Federal Home Loan Bank stock	247,580	243,332
Foreclosed real estate	15,548	49,744
Premises and equipment, net	153,137	147,365
Bank owned life insurance	245,157	234,111
Other assets	418,451	475,483
Core value of deposits, net of accumulated amortization of $66,652 and $64,217	14,397	16,832
Goodwill	162,717	162,717

Total Assets	$11,713,841	$12,188,859

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$6,242,747	$6,454,610
Advances from Federal Home Loan Bank	4,061,840	4,484,708
Other borrowings	419,848	215,243
Other liabilities	238,084	278,945

Total Liabilities	10,962,519	11,433,506

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 120,000,000 shares authorized;
39,870,919 and 41,498,575 shares issued and outstanding	399	415
Retained earnings	816,138	833,638
Accumulated other comprehensive loss, net	(65,215)	(78,700)

Total Stockholders’ Equity	751,322	755,353

Total Liabilities and Stockholders’ Equity	$11,713,841	$12,188,859

See accompanying Notes to Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands Except Per Share Data)	2004	2003	2004	2003
Interest Income:

Loans receivable	$119,750	$140,401	$239,861	$282,752
Mortgage-backed securities	11,651	12,638	24,013	29,085
Investment securities	13,616	16,846	27,915	34,422

Total interest income	145,017	169,885	291,789	346,259
Interest Expense:
Deposits	26,901	38,974	56,684	78,588
Advances from Federal Home Loan Bank	43,384	54,772	87,625	111,692
Other borrowings	3,142	5,037	4,794	10,049

Total interest expense	73,427	98,783	149,103	200,329
Net Interest Income	71,590	71,102	142,686	145,930
Provision for Loan Losses	(3,106)	(4,273)	(7,959)	(11,419)

Net Interest Income After Provision for Loan Losses	68,484	66,829	134,727	134,511

Other Income (Loss):

Retail fees and charges	16,881	15,009	31,378	28,512
Loan servicing fees, net of amortization	(4,174)	(6,496)	(5,351)	(7,521)
Mortgage servicing rights valuation adjustment	38,866	(29,793)	19,973	(43,321)
Gain (loss) on sales of securities and changes in fair values of derivatives, net	(38,990)	39,131	(20,608)	58,131
Gain on sales of loans	2,516	8,506	2,714	13,986
Bank owned life insurance	3,015	2,800	11,046	5,672
Other operating income	7,145	7,627	13,764	13,283

Total other income	25,259	36,784	52,916	68,742

Other Expense:

General and administrative expenses -
Compensation and benefits	31,537	31,841	64,423	62,654
Occupancy and equipment	9,994	10,495	20,158	20,931
Data processing	4,643	4,604	9,264	9,279
Advertising	3,940	5,606	7,495	9,736
Communication	3,332	3,432	6,478	6,846
Item processing	3,156	3,837	6,186	7,306
Outside services	3,872	3,226	7,744	5,617
Loan expenses	2,445	2,667	3,950	5,093
Foreclosed real estate, net	(1,217)	1,004	708	2,385
Other operating expenses	5,671	4,349	9,751	7,846

Total general and administrative expenses	67,373	71,061	136,157	137,693
Amortization of core value of deposits	1,218	1,548	2,435	3,097

Total other expense	68,591	72,609	138,592	140,790

Income Before Income Taxes	25,152	31,004	49,051	62,463

Provision for Income Taxes	6,450	8,744	12,431	17,504

Net Income	$18,702	$22,260	$36,620	$44,959

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands Except Per Share Data)	2004	2003	2004	2003
Weighted Average Number of Common Shares Outstanding Used in Basic Earnings Per Share Calculation	40,527,096	44,302,234	40,750,584	44,697,474
Add Assumed Exercise of Outstanding Stock Options as Adjustments for Dilutive Securities	672,858	279,993	727,430	304,320

Weighted Average Number of Common Shares Outstanding Used in Diluted Earnings Per Share Calculation	41,199,954	44,582,227	41,478,014	45,001,794

Basic Earnings Per Common Share	$.46	$.50	$.90	$1.01

Diluted Earnings Per Common Share	$.45	$.50	$.88	$1.00

Dividends Declared Per Common Share	$.135	$.10	$.26	$.19

See accompanying Notes to Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2004	2003	2004	2003
Net Income	$18,702	$22,260	$36,620	$44,959

Other Comprehensive Income (Loss):
Unrealized holding (gains) losses on securities available for sale	(77,605)	23,016	(40,441)	20,569
Fair value adjustment on interest rate swap agreements	52,600	(11,668)	36,956	(65)
Fair value change on interest only strips	—	—	—	(1,024)
Reclassification of net losses (gains) included in net income pertaining to:
Securities sold	31,351	(33,268)	14,375	(53,539)
Interest only strips	—	5,054	—	5,054
Amortization of deferred loss on terminated interest rate swap agreements	4,984	418	9,861	927

Other Comprehensive Income (Loss) Before Income Taxes	11,330	(16,448)	20,751	(28,078)
Income Tax Provision (Benefit)	3,963	(5,825)	7,266	(10,038)

Other Comprehensive Income (Loss)	7,367	(10,623)	13,485	(18,040)

Comprehensive Income	$26,069	$11,637	$50,105	$26,919

See accompanying Notes to Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in Thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$36,620	$44,959
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization of core value of deposits	2,435	3,097
Depreciation and amortization	8,794	9,854
Amortization of deferred discounts and fees, net of premiums	12,768	20,868
Amortization of mortgage servicing rights	27,285	30,516
Valuation adjustment of mortgage servicing rights	(19,973)	43,321
Provision for losses on loans	7,959	11,419
Gain on sales of loans	(2,714)	(13,986)
(Gain) loss on sales of securities and changes in fair values of derivatives, net	20,608	(58,131)
Proceeds from sales of loans	1,485,477	2,800,767
Origination of loans for resale	(496,136)	(1,046,615)
Purchases of loans for resale	(1,100,690)	(2,032,919)
Increase in bank owned life insurance	(11,046)	(5,672)
Stock dividends from Federal Home Loan Bank	(4,248)	—
Decrease in broker receivable from sales of securities	49,686	67
Decrease in broker payable on derivative settlements and purchases of securities	(39,329)	(1,410)
Decrease in interest receivable	6,412	5,131
Decrease in interest payable	(1,281)	(4,869)
Increase (decrease) in other liabilities, net	34,284	(7,624)
Other items, net	(11,011)	3,552

Total adjustments	(30,720)	(242,634)

Net cash provided (used) by operating activities	5,900	(197,675)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of loans	(130,200)	(672,486)
Repayment of loans, net of originations	408,760	704,119
Proceeds from sales of mortgage-backed securities available for sale	—	3,867
Principal repayments of mortgage-backed securities available for sale	195,237	526,868
Purchases of mortgage-backed securities available for sale	(17)	(226,557)
Maturities and principal repayments of investment securities available for sale	2,614	15,049
Purchases of investment securities available for sale	(1,178,316)	(799,232)
Proceeds from sales of investment securities available for sale	1,171,252	822,589
Bulk purchases of mortgage servicing rights	—	(14,773)
Proceeds from sales of mortgage servicing rights	—	2,000
Proceeds from sales of Federal Home Loan Bank stock	—	35,376
Proceeds from sales of real estate	20,921	10,334
Payments to acquire real estate	(2,318)	(1,734)
Purchases of premises and equipment, net of disposals	(14,560)	(4,568)
Other items, net	6,413	1,550

Net cash provided by investing activities	479,786	402,402

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(Unaudited)

	Six Months Ended June 30,
(Dollars in Thousands)	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in deposits	$(211,863)	$329,327
Proceeds from Federal Home Loan Bank advances	100,000	945,975
Repayments of Federal Home Loan Bank advances	(517,375)	(1,353,000)
Proceeds from securities sold under agreements to repurchase	209,360	9,063
Repayments of securities sold under agreements to repurchase	(9,460)	(8,848)
Proceeds from issuance of other borrowings	14,036	—
Repayments of other borrowings	(4,700)	(30,440)
Purchases of swap and swaption agreements	(13,441)	(11,832)
Payments of cash dividends on common stock	(10,319)	(8,100)
Repurchases of common stock	(48,703)	(29,130)
Issuance of common stock	4,875	177

Net cash used by financing activities	(487,590)	(156,808)

CASH AND CASH EQUIVALENTS

Increase (decrease) in net cash position	(1,904)	47,919
Balance, beginning of year	158,133	200,581

Balance, end of period	$156,229	$248,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest expense	$145,351	$255,849
Income taxes, net	10,019	36,323
Non-cash investing and financing activities:
Loans exchanged for mortgage-backed securities	10,588	16,944
Loans transferred to real estate	14,599	13,849
Loans originated for sale of foreclosed real estate	23,835	—
Net increase to loans held for sale and other borrowings under the Government National Mortgage Association optional repurchase program	4,631	858
Other items, net	(274)	(21)

See accompanying Notes to Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

(Unaudited)

(Columnar Dollars in Footnotes are in Thousands Except Per Share Amounts)

A.	FINANCIAL STATEMENT PRESENTATION:

References in this document to the “Corporation” are to Commercial Federal Corporation and its consolidated subsidiaries, including its wholly-owned subsidiary, Commercial Federal Bank, a Federal Savings Bank, and its consolidated subsidiaries (the “Bank”). Parent company references in this document are to the unitary non-diversified savings and loan holding company only. Certain amounts in the prior year periods have been reclassified for comparative purposes.

The accompanying interim consolidated financial statements have not been audited by the Corporation’s independent auditors. In the opinion of management, all adjustments considered necessary to fairly present the consolidated financial statements have been included. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results which may be expected for the entire calendar year 2004.

B.	STOCK-BASED COMPENSATION:

The Corporation applies Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting under the intrinsic value method of APB No. 25 for its stock option plans. No compensation expense was recognized under the intrinsic value method of APB No. 25 for stock options granted, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on the Corporation’s net income and earnings per share is presented in the following table as if compensation expense was determined based on the fair value at the grant dates for stock options awarded pursuant to the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income as reported	$18,702	$22,260	$36,620	$44,959
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(886)	(1,151)	(2,223)	(2,572)

Pro forma net income	$17,816	$21,109	$34,397	$42,387

Earnings per share:
Basic -
As reported	$.46	$.50	$.90	$1.01
Pro forma	.44	.48	.84	.95
Diluted -
As reported	$.45	$.50	$.88	$1.00
Pro forma	.44	.47	.84	.94

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

Mortgage servicing rights are included in the Consolidated Statement of Financial Condition under the caption “Other Assets.” The activity of mortgage servicing rights and the valuation allowance for impairment of mortgage servicing rights for the periods indicated as well as the ending balances of mortgage servicing rights and the respective fair values at the periods ended are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Beginning balance before valuation allowance	$178,850	$179,860	$185,233	$168,411
Mortgage servicing rights retained through loan sales	11,316	20,378	17,318	37,131
Bulk purchases of mortgage servicing rights	—	8,015	—	14,773
Sale of mortgage servicing rights	—	(9,904)	—	(9,904)
Amortization expense	(14,900)	(18,454)	(27,285)	(30,516)
Other items, net	—	10,503	—	10,503

Ending balance before valuation allowance	175,266	190,398	175,266	190,398

Valuation allowance, beginning balance	68,232	93,586	49,339	80,058
Amounts (credited) charged to operations	(38,866)	29,793	(19,973)	43,321
Sale of mortgage servicing rights	—	(1,914)	—	(1,914)

Valuation allowance, ending balance	29,366	121,465	29,366	121,465

Mortgage servicing rights, net of valuation allowance	$145,900	$68,933	$145,900	$68,933

Fair value at the periods ended	$157,955	$68,933	$157,955	$68,933

The Corporation is exposed to interest rate risk relating to the potential decrease in the value of mortgage servicing rights in the event of increased prepayments on mortgage servicing loans resulting from declining interest rates. As part of its overall strategy to manage the level of exposure to the risk of interest rates adversely affecting the value of mortgage servicing rights, the Corporation uses interest rate floor and interest rate swaption agreements to protect the fair value of the mortgage servicing rights. These derivatives do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The interest rate floor agreements had fair values of $2,575,000 and $15,045,000, respectively, at June 30, 2004 and 2003. The fair value of the interest rate swaption agreements totaled $7,402,000 at June 30, 2004.

The following compares the key assumptions used in measuring the fair values of mortgage servicing rights at June 30:

	2004		2003
	Conventional	Governmental	Conventional	Governmental
Fair value	$111,077	$46,878	$46,741	$22,192
Prepayment speed	4.9% - 64.5%	6.5% - 47.6%	10.3% - 115.6%	9.4% - 97.7%
Weighted average prepayment speed	14.2%	16.3%	49.7%	42.6%
Discount rate	9.2% -11.3%	10.1% - 12.5%	9.2% - 11.3%	10.3% - 13.0%
Weighted average life (in years)	6.6	5.8	1.9	2.0

C.	MORTGAGE BANKING ACTIVITIES (Continued):

As of June 30, 2004, projected amortization expense of the carrying value of the mortgage servicing rights (before reduction for the valuation allowance) for the remaining six months of 2004, the next four years and thereafter is estimated as follows:

For the remaining six months for the year ended December 31, 2004	$19,320
For the years ended December 31:
2005	34,252
2006	28,564
2007	23,079
2008	17,754
2009 and thereafter	52,297

Total carrying value of mortgage servicing rights before valuation allowance	$175,266

Mortgage servicing rights are subject to prepayment risk inherent in the underlying loans that are being serviced. The amortization shown in the preceding table is an estimate based on the expected remaining life of the underlying loans and should be analyzed with caution. The actual remaining life could be significantly different due to actual prepayment experience in future periods. In addition, the estimated amortization expense in the preceding table may be offset, in whole or in part, by reversals of the valuation allowance since the mortgage servicing rights are stated at the lower of amortized cost or fair value. The valuation allowance totaled $29,366,000 at June 30, 2004.

D.	GOODWILL AND CORE VALUE OF DEPOSITS:

No impairment loss on goodwill has been recognized since the implementation of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). There were no changes in the amount of goodwill by operating segment for the three and six months ended June 30, 2004. Identifiable intangible assets continue to be amortized over their useful lives and reviewed for impairment under SFAS No. 142. The following table sets forth the estimated amortization expense for core value of deposits at June 30, 2004, for the remaining six months of 2004 and the next five years:

For the remaining six months for the year ended December 31, 2004	$1,967
For the years ended December 31:
2005	3,875
2006	3,233
2007	2,719
2008	2,242
2009	361

Total	$14,397

E.	DERIVATIVE FINANCIAL INSTRUMENTS:

During the first quarter of 2004, the Corporation entered into an interest rate swap agreement with a notional amount of $100,000,000 where the Corporation pays a variable rate of interest and receives a fixed rate of interest. This swap agreement hedges the exposure to changes in the fair value of certain convertible fixed-rate Federal Home Loan Bank (“FHLB”) advances and qualifies as a fair value hedge.

The following summarizes the position of the Corporation’s derivative financial instruments which qualify for hedge accounting under SFAS No. 133 as of June 30, 2004:

Hedged Item	Hedging Instrument	Type of Hedge	Notional Amount	Fair Value Gain (Loss)
Savings deposits	Interest rate swap agreements (pay fixed, receive variable)	Cash flow	$200,000	$(2,087)
Adjustable rate FHLB advances	Interest rate swap agreements (pay fixed, receive variable)	Cash flow	1,020,000	(61,424)
Call options embedded in fixed rate FHLB advances	Swaption agreements	Fair value	600,000	14,374
Fixed rate FHLB advances	Interest rate swap agreements (pay variable, receive fixed)	Fair value	200,000	4,210

At June 30, 2004, the Corporation also had interest rate lock commitments (“IRLC”) to originate mortgage loans, net of estimated fallout, totaling $283,567,000 and mandatory forward sales commitments totaling $521,593,000 that are considered to be derivatives under SFAS No. 133. These derivatives are recorded at fair value with changes in fair value reported currently in earnings. A portion of the mandatory forward sales commitments are designated as hedging the changes in fair value of mortgage loans held for sale in the secondary market (“warehouse loans”) in circumstances where the critical terms of the forward sales commitments match the critical terms of the warehouse loans. The recognized gains and losses associated with the forward loan sales and the hedged warehouse loans with matched critical terms offset, resulting in minimal impact to the Corporation’s earnings. The warehouse loans which do not have matched critical terms with forward sales commitments are carried at the lower of cost or market.

On March 9, 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105 “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”). The guidance provided in this bulletin clarified issues related to the measurement of fair value for loan commitments. SAB No. 105 further stated that the value of expected mortgage servicing cash flows should not be included in the determination of fair value until the underlying loan has been sold or securitized with servicing retained. Therefore, for IRLC entered into on January 1, 2004 and later, the Corporation has discontinued the inclusion of the value of mortgage servicing rights in the valuation of IRLC and the corresponding warehouse loans subsequently funded. For IRLC entered into January 1, 2004 and later, and the corresponding warehouse loans, the Corporation estimates fair value by measuring the intrinsic value due to changes in interest rates. The initial fair value of the IRLC is zero on the interest rate lock date. The initial application of the guidance provided by SAB No. 105 resulted in a reduction totaling $3,258,000 to the gain on sales of loans for the first quarter of 2004 compared to the application of the Corporation’s previous method for determining the fair value of IRLC and warehouse loans.

The Corporation also holds certain derivative financial instruments used for various economic hedging strategies that do not qualify for hedge accounting. These free-standing derivatives include call options as well as interest rate floor, swaption and cap agreements. During the three months ended June 30, 2004, the Corporation entered into three interest rate swaption agreements with notional amounts totaling $150,000,000 at a cost of $7,171,000 and a fair value at June 30, 2004 totaling $7,402,000. These swaptions are used to protect the fair value of the mortgage servicing right portfolio to impairment exposure risk from declining interest rates. During the first quarter of 2004, the Corporation entered into an interest rate cap agreement with a $100,000,000 notional amount and a fair value at June 30, 2004 of $3,320,000. This interest rate cap agreement is used to protect against the risk of a potential rise in interest rates. At June 30, 2004, the Corporation had call options outstanding with notional amounts totaling $60,000,000 and a fair value of $281,000. These call options provide protection for unexpected fluctuations in the fallout of loans with rate lock commitments. The Corporation also had interest rate floor agreements with notional amounts totaling $1,550,000,000 and a fair value totaling $2,575,000 at June 30, 2004. These interest rate floor agreements are used to protect the fair value of mortgage servicing rights.

F.	COMMITMENTS AND CONTINGENCIES:

The following table presents the Corporation’s outstanding commitments at June 30, 2004, excluding undisbursed portions of loans in process:

Originate and purchase residential mortgage loans	$667,296
Originate commercial real estate loans	35,225
Originate consumer, commercial operating and agricultural loans	26,095
Unused lines of credit for consumer use	288,684
Unused lines of credit for commercial use	295,140

Total	$1,312,440

At June 30, 2004, the Corporation had approximately $521,593,000 in mandatory forward delivery commitments to sell residential mortgage loans. These mandatory forward sales commitments are used by the Corporation to mitigate the interest rate risk associated with commitments to originate and purchase mortgage loans for sale in the secondary market and funded mortgage loans held for sale in the secondary market.

During the first quarter of 2004, the Corporation began to sell loans to the FHLB of Topeka (“FHLBT”) under the Mortgage Partnership Finance Program. The credit risk associated with these sold loans is structured into various layers. The first layer of losses, after mortgage insurance coverage, up to 1.0% of the principal amount funded (“First Loss Account”) is borne by the FHLBT. Losses in excess of the first layer of losses are absorbed by the Corporation up to a specified credit enhancement amount which may vary from .25% to 1.5% of the outstanding principal amount of the loans sold. Thereafter, the FHLBT bears the remaining credit risk. In exchange for the providing the credit enhancement to the FHLBT, the Corporation receives a credit enhancement fee from the FHLBT. This credit enhancement fee may be reduced by actual losses taken by the FHLBT in the First Loss Account. As of June 30, 2004, the amount of loans sold to the FHLBT under this program totaled $437,392,000 with a maximum credit obligation for potential loan losses to the Corporation totaling $2,405,000. The fair value of this credit obligation was not material at June 30, 2004.

The Bank is a guarantor for the obligations of a subsidiary under a lease sale agreement dated December 31, 2000. Although a highly remote possibility, the maximum potential amount of future payments the Bank could be required to make under the guarantee is $47,000,000, which is the total purchase price stated in the purchase agreement. The nature of the potential claims for which the Bank has guaranteed is primarily related to representations and warranties, which are customary in the sale of lease assets. The rights of the buyer in the purchase agreement, which are covered by the guarantee to make claims against the representations and warranties, expire April 9, 2005. There were no terms in the guarantee providing for a limitation to the maximum potential amount of future payments under the guarantee. On May 7, 2004, a Settlement Agreement was entered whereby substantially all the guarantee obligations of the Bank were released, except for any claims exceeding $25,000 arising from any future breaches of such representations and warranties. At June 30, 2004, the Bank’s outstanding liability for its estimated potential obligation under this guarantee was not material. The guarantee also includes recourse provisions defining which assets the Bank could obtain and liquidate under certain conditions of the guarantee.

The parent company has provided a guarantee of payment of certain amounts for the benefit of holders of $10,000,000 of floating-rate capital securities (“Capital Securities”) issued by Commercial Federal Capital Trust I (“Trust”), a Delaware statutory trust created by the parent company for the purpose of issuing the Capital Securities. The parent company is required to make payments under the guarantee only to the extent the Trust holds funds sufficient to make such payments, but fails to do so. The maximum potential amount of future payments on the guarantee is $10,000,000, equal to the principal of the Capital Securities, plus interest which accrues at a variable rate equal to the three-month London Interbank Offered Rate plus 2.95%. The term of the guarantee ends on October 8, 2033, the maturity of the Capital Securities. The parent company is subrogated to all rights of holders of the Capital Securities with respect to amounts it pays on the guarantee, which amounts would be recoverable from the funds by the Trust. Consequently, the parent company expects that the liquidation of such assets held by the Trust would fully cover the maximum potential amount of future payments the parent company may make on the guarantee. The fair value of this guarantee is not material.

Standby letters of credit issued by the Corporation commit the Corporation to make payments on behalf of customers when certain specified future events occur. The credit risk involved with standby letters of credit is primarily the same as the credit risk involved with issuing a loan. At June 30, 2004, the Corporation had $24,450,000 of standby letters of credit with a weighted average term of approximately nine months. The fees on these standby letters of credit are deferred and recorded at fair value. These fees were not material at June 30, 2004, and no material losses are anticipated from these outstanding standby letters of credit.

F.	COMMITMENTS AND CONTINGENCIES (Continued):

The Corporation invests in several multi-family affordable housing initiatives within its markets. The Corporation is a limited partner in these various community investment properties and receives affordable housing tax credits for these limited partnership investments. The Corporation consolidated certain of these partnerships with assets approximating $1,664,000 as of June 30, 2004. The Corporation has no material potential exposure to loss relative to these partnerships. The consolidation provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R do not apply for the other remaining partnerships. Total assets for these other partnerships approximated $262,746,000 at June 30, 2004, with the maximum potential exposure to loss from investments in these limited partnerships and unfunded commitments totaling approximately $10,192,000 as of June 30, 2004.

The Corporation is a general partner, and holds certain limited partner interests, in numerous limited partnerships formed in prior years to provide investment opportunities in real estate ventures for customers of the Bank. The consolidation of these limited partnerships is not required under the provisions of FASB Interpretation No. 46R. The carrying value of the assets under the Corporation’s management, which are not included in the accompanying Consolidated Statement of Financial Condition, totaled approximately $17,885,000 as of June 30, 2004. In the unlikely event that all of the assets of these limited partnerships had no value and all other partners failed to meet their obligations, management of the Corporation estimates that its maximum exposure to loss would approximate $31,322,000. This amount represents the total liabilities of the limited partnerships for which the Corporation is a general partner plus the net carrying value of the Corporation’s investments in these entities at June 30, 2004. However, the Corporation expects to recover its recorded investments in these limited partnerships.

The Bank assumed a lawsuit in its merger with Mid Continent Bancshares, Inc. (“Mid Continent”) against the United States government (the “Government”) relating to a supervisory goodwill claim. A final ruling on this claim was entered on January 29, 2004, awarding the Bank $5,600,000 in damages. On February 12, 2004, the Department of Justice, on behalf of the Government, filed a Motion for Reconsideration of this ruling. The Government’s Motion was denied. On July 16, 2004, the Government filed its appellate brief with the United States Court of Appeals for the Federal District. The Bank will file a responsive brief on or before August 25, 2004. The ultimate collectibility of this award is contingent on a number of factors and future events which are beyond the control of the Bank, as to substance, timing and amount of damages that may be paid to the Bank. The Corporation has not recorded a receivable pursuant to this award.

The Corporation is subject to a number of other lawsuits and claims for various amounts, which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Corporation’s financial position or results of operations.

G.	SEGMENT INFORMATION:

The Corporation’s operations are aligned into four lines of business for management reporting purposes: Commercial Banking, Retail Banking, Mortgage Banking and Treasury. The financial information presented does not necessarily represent the business unit’s results of operations or financial condition as if they were independent companies. The information in the following tables is derived from management’s internal reporting system used to measure the performance of the segments and the Corporation in total. Therefore, the reported results of operations and financial condition by business unit generated from this management reporting system may not be in accordance with accounting principles generally accepted in the United States. Certain amounts in the prior year periods have been reclassified to conform for comparative purposes to the June 30, 2004 three and six month presentations.

The contribution of the business segments to the consolidated results for the three and six months ended June 30, 2004 and 2003 are summarized in the following tables:

	Commercial Banking	Retail Banking	Mortgage Banking	Treasury and Other	Consolidated Total
Three Months Ended June 30, 2004:
Net interest income	$33,199	$25,323	$5,980	$7,088	$71,590
Provision for loan losses	2,856	1,785	7	(1,542)	3,106
Total fee and other income (loss)	987	26,176	(4,697)	2,793	25,259
Total other expense	12,250	44,684	9,141	2,516	68,591

Income (loss) before income taxes	19,080	5,030	(7,865)	8,907	25,152
Income tax provision (benefit)	6,773	1,786	(2,792)	683	6,450

Net income (loss)	$12,307	$3,244	$(5,073)	$8,224	$18,702

Total net interest and other income	$34,186	$51,499	$1,283	$9,881	$96,849
Intersegment revenue	—	4,731	740	3,120
Depreciation and amortization	127	2,121	205	1,868	4,321
Total assets	3,754,279	1,288,880	459,422	6,211,260	11,713,841

Three Months Ended June 30, 2003:
Net interest income	$29,364	$21,839	$13,500	$6,399	$71,102
Provision for loan losses	2,949	1,690	11	(377)	4,273
Total fee and other income (loss)	(4,395)	30,980	(9,349)	19,548	36,784
Total other expense (income)	11,813	49,604	11,519	(327)	72,609

Income (loss) before income taxes	10,207	1,525	(7,379)	26,651	31,004
Income tax provision (benefit)	3,380	541	(2,620)	7,443	8,744

Net income (loss)	$6,827	$984	$(4,759)	$19,208	$22,260

Total net interest and other income	$24,969	$52,819	$4,151	$25,947	$107,886
Intersegment revenue	—	11,951	2,441	18,149
Depreciation and amortization	135	2,200	217	2,308	4,860
Total assets	3,394,847	1,185,749	996,179	7,368,250	12,945,025

G.	SEGMENT INFORMATION (continued):

	Commercial Banking	Retail Banking	Mortgage Banking	Treasury and Other	Consolidated Total
Six Months Ended June 30, 2004:
Net interest income	$64,693	$48,656	$10,360	$18,977	$142,686
Provision for loan losses	5,623	3,547	11	(1,222)	7,959
Total fee and other income (loss)	1,673	48,084	(7,231)	10,390	52,916
Total other expense	25,953	87,908	18,907	5,824	138,592

Income (loss) before income taxes	34,790	5,285	(15,789)	24,765	49,051
Income tax provision (benefit)	12,350	1,876	(5,605)	3,810	12,431

Net income (loss)	$22,440	$3,409	$(10,184)	$20,955	$36,620

Total net interest and other income	$66,366	$96,740	$3,129	$29,367	$195,602
Intersegment revenue	—	7,580	1,503	5,783
Depreciation and amortization	255	4,260	384	3,895	8,794
Total assets	3,754,279	1,288,880	459,422	6,211,260	11,713,841

Six Months Ended June 30, 2003:
Net interest income	$56,221	$44,254	$25,984	$19,471	$145,930
Provision for loan losses	5,799	3,394	22	2,204	11,419
Total fee and other income (loss)	(7,728)	58,369	(14,467)	32,568	68,742
Total other expense (income)	23,356	96,437	22,827	(1,830)	140,790

Income (loss) before income taxes	19,338	2,792	(11,332)	51,665	62,463
Income tax provision (benefit)	6,378	991	(4,023)	14,158	17,504

Net income (loss)	$12,960	$1,801	$(7,309)	$37,507	$44,959

Total net interest and other income	$48,493	$102,623	$11,517	$52,039	$214,672
Intersegment revenue	—	16,456	5,346	31,177
Depreciation and amortization	263	4,517	438	4,636	9,854
Total assets	3,394,847	1,185,749	996,179	7,368,250	12,945,025

H.	REGULATORY CAPITAL:

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Regulators can initiate certain mandatory, and possibly additional discretionary, actions if the Bank fails to meet minimum capital requirements. These actions could have a direct material effect on the Corporation’s financial position and results of operations.

Prompt corrective action provisions pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) require more extensive regulatory controls and restrictions as an institution’s capital levels decrease. To be considered well-capitalized under the regulatory framework for prompt corrective action provisions under FDICIA, the Bank must maintain certain minimum capital ratios as set forth below. At June 30, 2004, the Bank exceeded the minimum requirements for the well-capitalized category. As of June 30, 2004, the most recent notification from the Office of Thrift Supervision (“OTS”) categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank’s classification.

The following presents the Bank’s regulatory capital levels and ratios relative to the respective minimum regulatory capital requirements as of June 30, 2004:

	Actual Capital		Required Capital
	Amount	Ratio	Amount	Ratio
OTS capital adequacy:
Tangible capital	$727,684	6.31%	$172,937	1.50%
Core capital	727,684	6.31	461,166	4.00
Risk-based capital	855,225	11.25	608,288	8.00

FDICIA regulations to be classified well-capitalized:
Tier 1 leverage capital	727,684	6.31	576,458	5.00
Tier 1 risk-based capital	725,279	9.54	456,216	6.00
Total risk-based capital	855,225	11.25	760,360	10.00

I.	CURRENT ACCOUNTING PRONOUNCEMENTS:

On March 9, 2004, the SEC issued SAB No. 105, which summarized the views of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. Management of the Corporation elected to apply this guidance to loan commitments effective January 1, 2004. The initial application of this guidance resulted in a reduction totaling $3,258,000 in the Corporation’s pretax net income for the quarter ended March 31, 2004. See Note E “Derivatives Financial Instruments” for this policy and additional information related to SAB No. 105.

Effective March 31, 2004, Emerging Issues Task Force Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) was issued. EITF 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Corporation can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied to reporting periods beginning after June 15, 2004, or as of July 1, 2004 for the Corporation. The disclosures for investments accounted for under SFAS 115 are effective December 31, 2004 for the Corporation’s annual financial statements. Historically, and during 2004, the Corporation has sold a portion of its investment portfolio at losses to offset mortgage servicing rights valuation recoveries and for other strategic purposes. Therefore, management is currently evaluating how the requirements of EITF 03-1 will affect the Corporation. As of June 30, 2004, the Corporation had total unrealized pre-tax losses in its available-for-sale portfolios of $26,736,000 ($17,378,000 after-tax), included in other comprehensive income, which would have been the maximum loss required to be recognized if management did not have the intent and ability to hold their available-for-sale securities until recovery. This unrealized loss is measured as of a point in time and could fluctuate significantly as interest rates change.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this Form 10-Q that are not historical fact are forward-looking statements that involve inherent risks and uncertainties. Management cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Factors that might cause a difference include, but are not limited to: fluctuations in interest rates, inflation, the effect of regulatory or government legislative changes, expected cost savings and revenue growth not fully realized, general economic conditions, the progress of strategic initiatives and whether realized within expected time frames, technology changes and competitive pressures in the geographic and business areas where the Corporation conducts its operations. These forward-looking statements are based on management’s current expectations. Actual results in future periods may differ materially from those currently expected because of various risks and uncertainties.

CRITICAL ACCOUNTING POLICIES:

The Corporation’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2004, remain unchanged from December 31, 2003. These policies relate to the accounting for the allowance for loan losses, mortgage servicing rights and derivative financial instruments. Disclosure on these critical accounting policies is incorporated by reference under Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s Annual Report on Form 10-K for the Corporation’s year ended December 31, 2003.

EXECUTIVE MANAGEMENT OVERVIEW:

Net income for the three months ended June 30, 2004, was $18.7 million, or $.45 per diluted share, compared to net income of $22.3 million, or $.50 per diluted share for the same quarter last year. Net income for the six months ended June 30 2004, was $36.6 million, or $.88 per diluted share, compared to net income of $45.0 million, or $1.00 per diluted share for the six months ended June 30, 2003.

Earnings were negatively impacted by a decline in revenues from the Corporation’s mortgage banking business primarily driven by the continuation of an industry-wide trend of decreasing residential mortgage loan refinancing and new origination volume in response to rising long-term interest rates. In addition, continued periods of high prepayments resulted in higher than normal levels of mortgage servicing rights amortization. Conversely, increased long-term interest rates positively affected the Corporation’s earnings resulting in a partial recovery in the valuation of mortgage servicing rights. The Corporation sold lower-yielding securities during the first two quarters of 2004 at a net loss to offset the recovery in the valuation of mortgage-servicing rights.

Earnings for the second quarter of 2004 were also positively impacted by the disposition of and valuation adjustments associated with a foreclosed residential master planned community development property in Nevada resulting in the recognition of pre-tax income for $2.2 million and a corresponding reduction in nonperforming assets of $30.0 million. The lower provision for loan losses in the quarterly and six month period ending June 30, 2004 reflects the sustained strong credit quality of the Corporation. Additionally, the increase in retail fees and charges for the same periods reflects management’s continued focus on retail deposit generation and a change in overdraft payment practices. Results for the second quarter of 2004 also reflect severance costs totaling $750,000 and losses on sales and impairments of branches totaling $1.0 million. The Corporation recognized $5.3 million, or $.13 per diluted share, in additional net income during the first quarter of 2004 as a result of signing an amendment to a bank owned life insurance (“BOLI”) policy it owns.

The Corporation continues to focus on the growth of deposit and loan products that diversify the product mix and contribute to enhanced core profitability. During the six months ended June 30, 2004, the Corporation recorded net annualized increases in the following targeted core business drivers:

•	3% in core deposit balances (excluding custodial escrows),

•	5% in the number of retail checking accounts,

•	37% in the number of commercial and small business checking accounts,

•	26% in commercial operating and small business outstanding loan balances, and

•	12% in home equity outstanding loan balances.

EXECUTIVE MANAGEMENT OVERVIEW (Continued):

Given the recent increase of 25 basis points in the federal funds rate to 1.25% and a continued slow rise in short-term interest rates coupled with an upward trend in intermediate and long-term interest rates, management of the Corporation anticipates a stable to slightly improved net interest rate spread for the remainder of the year. The financial results of the mortgage banking line of business is anticipated to improve during the remainder of 2004 as management executes its strategy to improve the profitability of mortgage originations, develops new outlets for the sale of mortgage loans and reduces the amount of the retained mortgage servicing rights. Profitability is also expected to be enhanced with continued growth in the Corporation’s key higher-margin deposit and loan products and the continued emphasis on expense control measures.

OPERATING RESULTS BY SEGMENT:

See Note G “Segment Information” for additional information on the Corporation’s lines of business including tabular results of operations for the three and six months ended June 30, 2004 and 2003. Results of operations for each business unit are derived from management’s internal reporting system used to measure the performance of the segments and the Corporation in total. This management reporting system and the results of operations and financial condition by business unit may not be in accordance with accounting principles generally accepted in the United States. Certain amounts in the prior year periods have been reclassified to conform to the June 30, 2004, presentation for comparative purposes.

Commercial Banking:

The Commercial Banking segment reported net income of $12.3 million and $22.4 million for the three and six months ended June 30, 2004, compared to $6.8 million and $13.0 million for the respective 2003 periods. Net interest income increased $3.8 million and $8.5 million for the three and six months ended June 30, 2004, compared to the 2003 periods. The increases in net interest income are due primarily to the increases totaling $339 million and $337 million, respectively, in the average balances of the commercial loan portfolio in 2004 over the 2003 periods. The portfolio increases in 2004 compared to 2003 are due to the continued successful sales efforts of commercial lenders resulting from the implementation and focus of this strategic directive. Total other income increased $5.4 million and $9.4 million for the three and six months ended June 30, 2004, compared to the 2003 periods. These increases are due primarily to the Treasury segment charging less prepayment fees to the Commercial Banking segment. These loan prepayment fees totaled $1.6 million and $3.2 million, respectively, for the three and six months ended June 30, 2004, compared to $5.2 million and $12.0 million for the 2003 periods. This charge represents a fee assessed when commercial loans payoff in full before maturity. Total other expense increased $437,000 and $2.6 million for the three and six months ended June 30, 2004, compared to the 2003 periods primarily due to increased revenues which resulted in a corresponding increase in allocated overhead costs.

Retail Banking:

The Retail Banking segment reported net income of $3.2 million and $3.4 million for the three and six months ended June 30, 2004, compared to $984,000 and $1.8 million for the three and six months ended June 30, 2003. Net interest income increased $3.5 million and $4.4 million for the three and six months ended June 30, 2004, compared to the 2003 periods. The increases in net interest income for the 2004 periods compared to the 2003 periods are due to changes in the transfer pricing spread on certificates of deposit which contributed $2.0 million and $2.7 million, respectively, and to home equity loans which contributed $1.2 million and $2.3 million, due to higher average portfolio balances totaling $90 million and $74 million over the respective 2003 periods. Total other income decreased $4.8 million and $10.3 million for the three and six months ended June 30, 2004, compared to the 2003 periods. These decreases in total other income comparing periods are primarily due to lower revenue totaling $5.8 million and $12.9 million, respectively, from the Mortgage Banking segment relating to the Retail Banking segment’s lower origination volume on residential mortgage loans ($302 million and $540 million in the 2004 periods compared to $638 million and $1.1 billion in 2003). These decreases are partially offset by increases in insufficient fund charges and overdraft fee income of $1.2 million and $2.9 million for the respective periods. The increases in insufficient fund charges and overdraft fees in 2004 over 2003 are primarily the result of an increase in the Corporation’s customer base and a change in the Corporation’s practice beginning in March 2004 of paying more overdraft presentments. Total other expense decreased $4.9 million and $8.5 million, respectively, for the three and six months ended June 30, 2004, compared to the 2003 periods due primarily to decreases in incentive pay totaling $1.4 million and $2.8 million comparing the 2004 periods to 2003 based on lower mortgage origination volumes, and the termination of the cash back rebate program on debit card purchases, which decreased 2004 expenses by $850,000 and $1.3 million, respectively, over the 2003 periods.

OPERATING RESULTS BY SEGMENT (Continued):

Mortgage Banking:

The Mortgage Banking segment reported net losses of $5.1 million and $10.2 million for the three and six months ended June 30, 2004, compared to net losses of $4.8 million and $7.3 million for the three and six months ended June 30, 2003. Net interest income decreased $7.5 million and $15.6 million, respectively, for the three and six months ended June 30, 2004, compared to 2003. These decreases in net interest income comparing the respective periods are due to decreases in the credit the Mortgage Banking segment received in the 2004 periods compared to 2003 resulting from lower custodial cash earnings and lower interest earned on reduced warehouse loan balances. The decrease in the custodial cash earnings comparing the respective periods is due to reduced volume of mortgage loan refinancing and prepayment activity. The average custodial cash balance decreased $123 million and $158 million, respectively, comparing periods, resulting in decreased earnings of $1.8 million and $3.7 million. The average warehouse loan balance decreased $511 million and $479 million, respectively, resulting in decreased earnings of $6.3 million and $11.9 million, comparing the respective periods. Total other income increased $4.7 million and $7.2 million for the three and six months ended June 30, 2004, compared to the respective 2003 periods primarily due to decreases in (i) the service release premium expense totaling $4.4 million and $8.1 million, (ii) mortgage servicing rights on newly originated loans totaling $4.6 million and $7.8 million and (iii) immediate impairment of the mortgage servicing rights from the Treasury segment totaling $3.8 million and $7.0 million. These increases to total other income were partially offset by decreases in the gain on sale of loans totaling $6.5 million and $12.3 million and in loan servicing fee income of $1.7 million and $2.3 million, respectively. Total other expense decreased $2.4 million and $3.9 million for the three and six months ended June 30, 2004, compared to the 2003 periods due to decreased loan origination costs and decreased mortgage servicing costs primarily related to the accelerated payoff of mortgage loans.

Treasury and Other:

The Treasury segment reported net income of $8.2 million and $21.0 million for the three and six months ended June 30, 2004, compared to net income of $19.2 million and $37.5 million for the three and six months ended June 30, 2003. Net interest income increased $689,000 for the three months ended June 30, 2004, compared to the 2003 period and decreased $494,000 for the six months ended June 30, 2004, compared to 2003. The net increase is primarily attributable to the Corporation’s change in the second quarter of 2004 in the estimation of the amount of uncollectible interest on residential mortgage loans. The decrease is due primarily to the lower yields earned on the Treasury segment’s total interest-earning assets portfolio and a reduction in the average size of the portfolio comparing the respective periods. The provision for loan losses decreased $1.2 million and $3.4 million for the three and six months ended June 30, 2004, compared to the 2003 periods due to lower net loan charge-offs comparing periods. The allocated provision for loan losses is based on a percentage of net loan charge-offs, net of the residual effect of the allocated provision to the other segments. Total other income decreased $16.8 million and $22.2 million for the three and six months ended June 30, 2004, compared to the 2003 periods. These decreases in total other income comparing the respective periods are due to net decreases in (i) fees totaling $5.1 million and $8.8 million, respectively, relating to the prepayment of loans generated from the Commercial Banking segment and (ii) revenue totaling $10.7 million and $18.5 million, respectively, from the Mortgage Banking and Retail Banking segments based on the allocated portion of the immediate impairment of the mortgage servicing rights recorded during the respective periods. Partially offsetting the net decrease for the six months ended June 30, 2004 was an increase totaling $5.3 million in BOLI income. Total other expense for the three and six months ended June 30, 2004, increased $2.8 million and $7.7 million, respectively, compared to the 2003 periods, primarily due to decreases in deferred expense from lower mortgage loan originations.

CONSOLIDATED RESULTS OF OPERATIONS:

Net income for the three months ended June 30, 2004, was $18.7 million, or $.45 per diluted share ($.46 per basic share), compared to net income of $22.3 million, or $.50 per basic and diluted share, for the three months ended June 30, 2003. The decrease in net income comparing the respective quarters is primarily due to a decrease of $11.5 million in total other income partially offset by decreases of $3.7 million in general and administrative expenses, $2.3 million in the provision for income taxes and $1.2 million in the provision for loan losses.

Net income for the six months ended June 30, 2004, was $36.6 million, or $.88 per diluted share ($.90 per basic share), compared to net income of $45.0 million, or $1.00 per diluted share ($1.01 per basic share), for the six months ended June 30, 2003. The decrease in net income comparing the respective periods is primarily due to decreases of $15.8 million in total other income and $3.2 million in net interest income. These decreases to net income were partially offset by decreases of $5.1 million in the provision for income taxes, $3.5 million in the provision for loan losses and $2.2 million in total other expense.

The following sections of this management’s discussion and analysis explain the reasons for these changes comparing the consolidated results of operations for the three and six months ended June 30, 2004 to the respective 2003 periods.

Net Interest Income:

Net interest income totaled $71.6 million for the three months ended June 30, 2004, compared to $71.1 million for the three months ended June 30, 2003, an increase of $488,000, or 0.7%. Net interest income on a taxable-equivalent basis totaled $73.2 million for the three months ended June 30, 2004 compared to $72.8 million for 2003. During the three months ended June 30, 2004 and 2003, the net interest rate spreads inclusive of noninterest-bearing deposits were 2.79% and 2.49%, respectively, an increase of 30 basis points comparing periods; and the net yield on interest-earning assets was 2.74% and 2.45%, respectively, an increase of 29 basis points. The increases in the interest rate spread and the net yield on interest-earning assets comparing the respective periods are the result of a 67 basis point decline in the rate incurred on interest-bearing liabilities, partially offset by a 29 basis point decrease in the yield received on interest-earning assets, and a lower balance of noninterest-bearing deposits. The primary reason for the $24.9 million decrease in total interest income comparing the respective quarters is due to decreased volume and rates for residential mortgage loans resulting from rising interest rates and decreased volume for mortgage-backed securities and investments based on management’s strategic directive to decrease these portfolios. Total interest expense decreased $25.4 million comparing periods primarily due to decreases in both rates and average balances for FHLB advances and deposits. These decreases are primarily due to the Corporation’s decision to strategically decrease certain portfolios of residential mortgage loan and available-for-sale securities during the latter half of 2003 that were lower margin contributors to net interest income, along with a corresponding decrease in higher-costing FHLB advances. Additionally, during the latter half of 2003, the Corporation executed other debt restructuring and derivative strategies to improve net interest rate spreads and the net yield on interest-earning assets.

Net interest income totaled $142.7 million for the six months ended June 30, 2004, compared to $145.9 million for the six months ended June 30, 2003, a decrease of $3.2 million, or 2.2%. Net interest income on a taxable-equivalent basis totaled $146.0 million for the six months ended June 30, 2004 compared to $149.3 million for 2003. During the six months ended June 30, 2004 and 2003, the net interest rate spreads inclusive of noninterest-bearing deposits were 2.77% and 2.54%, respectively, an increase of 23 basis points comparing periods; and the net yield on interest-earning assets was 2.71% and 2.51%, respectively, an increase of 20 basis points. The increases in the interest rate spread and the net yield on interest-earning assets comparing the respective periods result from a 71 basis point decline in the rate incurred on interest-bearing liabilities, partially offset by a 43 basis point decrease in the yield received on interest-earning assets, and a lower balance of noninterest-bearing deposits. The primary reason for the $54.6 million decrease in total interest income comparing the respective periods is due to decreased volume and rates for residential mortgage loans due to rising interest rates and decreased volume for mortgage-backed securities and investments based on management’s strategic decision to decrease these portfolios. Total interest expense decreased $51.2 million comparing periods primarily due to decreases in rates on FHLB advances and total deposits in addition to lower average balances for FHLB advances. As mentioned in the preceding paragraph, during the latter half of 2003, the Corporation executed other debt restructuring and derivative strategies to improve net interest rate spreads and the net yield on interest-earning assets.

Future trends in interest rate spreads and net interest income will be dependent upon and influenced by changes in short-term and long-term market interest rates among other factors. Assuming a slow rise in short-term interest rates and a continued steep yield curve whereby intermediate and long-term interest rates are higher than short-term interest rates, management anticipates that the Corporation’s interest rate spread and the net yield on interest-earning assets will remain stable or slightly improve for the remainder of the year. The Corporation continues to focus on changing the mix of the loan portfolio to a greater concentration of higher-yielding commercial operating and home equity loans, and growth in lower costing core deposits, to enhance net interest income.

Net Interest Income (Continued):

The following table presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, average yields earned on interest-earning assets and average rates incurred on total deposits and interest-bearing liabilities during the three months ended June 30:

	2004			2003
(Dollars in Thousands)	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
Interest-earning assets:
Loans-(1)(2)
Residential real estate	$3,642,880	$45,852	5.03%	$4,714,442	$66,758	5.66%
Commercial real estate	1,939,279	31,279	6.41	1,852,780	33,023	7.09
Construction	535,181	10,103	7.47	489,455	8,828	7.14
Commercial operating and other (3)	523,816	7,175	5.43	426,702	5,946	5.52
Consumer home equity	897,695	14,421	6.44	808,435	14,175	7.03
Consumer other	717,989	11,137	6.22	657,346	11,945	7.29

Total loans (2)	8,256,840	119,967	5.80	8,949,160	140,675	6.28
Mortgage-backed securities	1,181,297	11,651	3.95	1,414,739	12,638	3.57
Investments (2)	1,288,277	15,044	4.67	1,552,076	18,264	4.70

Total interest-earning assets (2)	10,726,414	146,662	5.46	11,915,975	171,577	5.75
Noninterest-earning assets	1,152,315			1,285,919

Total assets	$11,878,729			$13,201,894

Noninterest-bearing checking	$973,883	—	—	$1,139,402	—	—
Interest-bearing deposits:
Interest-bearing checking	597,076	354.24		512,494	833.65
Savings (4)	1,204,818	9,545	3.18	1,439,382	16,133	4.50
Money market	1,196,584	3,557	1.19	865,978	3,966	1.84

Interest-bearing core deposits	2,998,478	13,456	1.80	2,817,854	20,932	2.98
Certificates of deposit	2,437,465	13,445	2.21	2,773,380	18,042	2.61

Total interest-bearing deposits	5,435,943	26,901	1.98	5,591,234	38,974	2.80

Total deposits	6,409,826	26,901	1.68	6,730,636	38,974	2.32

Advances from FHLB (5)	3,922,409	43,384	4.38	4,730,946	54,772	4.58
Other borrowings	599,866	3,142	2.07	588,229	5,037	3.39

Total interest-bearing liabilities	9,958,218	73,427	2.93	10,910,409	98,783	3.60

Net earnings balance, net interest income and net interest rate spread (2)	768,196	73,235	2.53	1,005,566	72,794	2.15

Total deposits and interest-bearing liabilities	10,932,101	73,427	2.67	12,049,811	98,783	3.26
Other noninterest-bearing liabilities	210,495			388,417
Stockholders’ equity	736,133			763,666

Total liabilities and stockholders’ equity	$11,878,729			$13,201,894

Net interest income and net interest rate spread including noninterest-bearing deposits (2)		$73,235	2.79%		$72,794	2.49%

Net annualized yield on interest-earning assets (2)			2.74%			2.45%

(1)	Includes nonaccruing loans averaging $44.7 million and $68.7 million for the respective periods at a yield of zero percent.
(2)	Includes taxable-equivalent adjustments totaling $1.6 million and $1.7 million, respectively, related to tax-exempt income on certain loans and investments for the three months ended June 30, 2004 and 2003 using the federal statutory tax rate of 35%.
(3)	In addition to commercial operating loans, includes small business, agricultural and Nebraska Investment Finance Authority loans.
(4)	Includes interest expense on derivative related transactions totaling $7.2 million and $13.1 million for the respective periods.
(5)	Includes interest expense on derivative related transactions totaling $13.3 million and $19.1 million for the respective periods.

Net Interest Income (Continued):

The following table presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, average yields earned on interest-earning assets and average rates incurred on total deposits and interest-bearing liabilities during the six months ended June 30:

	2004			2003
(Dollars in Thousands)	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
Interest-earning assets:
Loans-(1)(2)
Residential real estate	$3,698,631	$93,268	5.04%	$4,666,685	$135,963	5.83%
Commercial real estate	1,937,173	62,689	6.43	1,836,875	66,111	7.18
Construction	525,328	19,252	7.25	489,590	17,573	7.14
Commercial operating and other (3)	522,172	14,076	5.34	384,059	11,147	5.78
Consumer home equity	884,177	28,602	6.49	810,306	28,748	7.15
Consumer other	707,099	22,411	6.36	644,790	23,785	7.44

Total loans (2)	8,274,580	240,298	5.79	8,832,305	283,327	6.42
Mortgage-backed securities	1,229,738	24,013	3.91	1,499,244	29,085	3.88
Investments (2)	1,298,031	30,772	4.74	1,562,273	37,257	4.77

Total interest-earning assets (2)	10,802,349	295,083	5.45	11,893,822	349,669	5.88
Noninterest-earning assets	1,216,507			1,281,035

Total assets	$12,018,856			$13,174,857

Noninterest-bearing checking	$985,674	—	—	$1,041,361	—	—
Interest-bearing deposits:
Interest-bearing checking	600,790	918.31		502,132	1,351.54
Savings (4)	1,222,519	19,836	3.25	1,499,004	32,701	4.40
Money market	1,168,536	7,685	1.32	744,089	6,572	1.78

Interest-bearing core deposits	2,991,845	28,439	1.91	2,745,225	40,624	2.98
Certificates of deposit	2,512,949	28,245	2.25	2,812,390	37,964	2.72

Total interest-bearing deposits	5,504,794	56,684	2.07	5,557,615	78,588	2.85

Total deposits	6,490,468	56,684	1.75	6,598,976	78,588	2.40

Advances from FHLB (5)	4,150,451	87,625	4.18	4,818,005	111,692	4.61
Other borrowings	419,116	4,794	2.27	590,733	10,049	3.38

Total interest-bearing liabilities	10,074,361	149,103	2.94	10,966,353	200,329	3.65

Net earnings balance, net interest income and net interest rate spread (2)	727,988	145,980	2.51	927,469	149,340	2.23

Total deposits and interest-bearing liabilities	11,060,035	149,103	2.68	12,007,714	200,329	3.34
Other noninterest-bearing liabilities	212,893			402,758
Stockholders’ equity	745,928			764,385

Total liabilities and stockholders’ equity	$12,018,856			$13,174,857

Net interest income and net interest rate spread including noninterest-bearing deposits (2)		$145,980	2.77%		$149,340	2.54%

Net annualized yield on interest-earning assets (2)			2.71%			2.51%

(1)	Includes nonaccruing loans averaging $52.9 million and $70.6 million for the respective periods at a yield of zero percent.
(2)	Includes taxable-equivalent adjustments totaling $3.3 million and $3.4 million, respectively, related to tax-exempt income on certain loans and investments for the six months ended June 30, 2004 and 2003, using the federal statutory tax rate of 35%.
(3)	In addition to commercial operating loans, includes small business, agricultural and Nebraska Investment Finance Authority loans.
(4)	Includes interest expense on derivative related transactions totaling $15.5 million and $25.7 million for the respective periods.
(5)	Includes interest expense on derivative related transactions totaling $26.6 million and $38.8 million for the respective periods.

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

	Three Months Ended June 30, 2004 Compared to June 30, 2003 Increase (Decrease) Due to			Six Months Ended June 30, 2004 Compared to June 30, 2003 Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income on loans and investments:
Residential real estate	$(14,042)	$(6,864)	$(20,906)	$(25,903)	$(16,792)	$(42,695)
Commercial real estate	1,513	(3,257)	(1,744)	3,562	(6,984)	(3,422)
Construction	851	424	1,275	1,386	293	1,679
Commercial operating and other	1,330	(101)	1,229	3,819	(890)	2,929
Consumer home equity	1,491	(1,245)	246	2,578	(2,724)	(146)
Consumer other	1,040	(1,848)	(808)	2,214	(3,588)	(1,374)
Mortgage-backed securities	(2,218)	1,231	(987)	(5,261)	189	(5,072)
Investments	(3,090)	(130)	(3,220)	(6,218)	(267)	(6,485)

Total interest income	(13,125)	(11,790)	(24,915)	(23,823)	(30,763)	(54,586)

Interest expense on deposits and other debt:
Interest-bearing checking	120	(599)	(479)	231	(664)	(433)
Savings	(470)	(6,118)	(6,588)	(1,147)	(11,718)	(12,865)
Money market	1,237	(1,646)	(409)	3,109	(1,996)	1,113
Certificates of deposit	(2,038)	(2,559)	(4,597)	(3,717)	(6,002)	(9,719)
Advances from FHLB	(5,881)	(5,507)	(11,388)	(9,021)	(15,046)	(24,067)
Other borrowings	98	(1,993)	(1,895)	(2,459)	(2,796)	(5,255)

Total interest expense	(6,934)	(18,422)	(25,356)	(13,004)	(38,222)	(51,226)

Effect on net interest income	$(6,191)	$6,632	$441	$(10,819)	$7,459	$(3,360)

Provision for Loan Losses and Asset Quality:

The allowance for loan losses is based upon management’s continuous evaluation of the collectibility of outstanding loans, which takes into consideration such factors as changes in the composition of the loan portfolio and economic conditions that affect the borrower’s ability to pay, regular examinations of specific problem loans by the Corporation’s credit review team, quarterly review of criticized loans, and reviews of the overall portfolio quality and real estate market conditions in the Corporation’s lending areas. Management of the Corporation believes that the present level of allowance for loan losses is appropriate to reflect the risks inherent in its portfolios. However, there can be no assurance that the Corporation will not experience increases in its nonperforming assets, that it will not increase the level of its allowance in the future or that significant provisions for losses will not be required based on factors such as deterioration in market conditions, changes in borrowers’ financial conditions, delinquencies and defaults.

The allowance for loan losses consists of two elements. The first element is an allocated allowance established for specifically identified loans that are evaluated and are considered to be individually impaired. The second element is an estimated allowance established for impairment on each of the Corporation’s pools of outstanding loans. These estimated allowances are based on several factors including the Corporation’s past loss experience, general economic and business conditions, geographic and industry concentrations, credit quality, delinquency trends and known and inherent risks in each of the portfolios. These evaluations are inherently subjective and require frequent revisions as updated information becomes available.

The Corporation recorded loan loss provisions totaling $3.1 million and $8.0 million for the three and six months ended June 30, 2004, compared to $4.3 million and $11.4 million for the three and six months ended June 30, 2003. An analysis of the allowance for loan losses is summarized below:

	Three Months Ended June 30		Six Months Ended June 30
(In Thousands)	2004	2003	2004	2003
Beginning balance	$97,765	$108,920	$108,154	$106,291
Provision charged to operations	3,106	4,273	7,959	11,419
Charge-offs	(5,711)	(6,003)	(22,523)	(13,298)
Recoveries	1,922	1,582	3,492	4,392
Other	—	(32)	—	(64)

Ending balance	$97,082	$108,740	$97,082	$108,740

Net loans charged off totaled $3.8 million and $19.0 million, respectively, for the three and six months ended June 30, 2004, compared to $4.4 million and $8.9 million, respectively, for the three and six months ended June 30, 2003. Net charge-offs are higher for the six months ended June 30, 2004 compared to 2003 primarily due to the charge-off totaling $9.2 million of a performing commercial real estate loan during the first quarter of 2004. This charge-off occurred as a result of management’s decision to sell this loan at a loss since the real estate securing the loan, which was the primary source of repayment, was in a distressed market with no sign of improvement in the near future coupled with a potential indeterminate holding period until the market would stabilize. Management does not anticipate similar problem loans becoming a material issue to the Corporation in the foreseeable future. However, management will continue to consider the option of accelerating the resolution of specific, selected assets, on a case by case basis, that either are nonperforming or are expected to be nonperforming in the near future.

Provision for Loan Losses and Asset Quality (continued):

Nonperforming assets and related information are summarized as of the dates indicated:

(Dollars in Thousands)	June 30, 2004	December 31, 2003
Loans accounted for on a nonaccrual basis (1):
Real estate -
Residential (1)	$10,401	$40,065
Commercial	10,764	7,363
Consumer, commercial operating and other loans	7,411	8,491

Total nonperforming loans	28,576	55,919

Foreclosed real estate:
Commercial	2,224	32,839
Residential	13,324	16,905

Total foreclosed real estate	15,548	49,744

Troubled debt restructurings - commercial	4,690	4,712

Total nonperforming assets	$48,814	$110,375

Nonperforming loans to loans receivable (1)(2)	.37%	.69%
Nonperforming assets to total assets (1)	.42%	.91%

Allowance for loan losses	$97,082	$108,154

Allowance for loan losses to:
Loans receivable (2)	1.25%	1.34%
Total nonperforming loans (1)	339.73%	193.41%

Accruing loans deliquent more than 90 days (1)(3):
Residential real estate	$20,443	$—

(1)	Effective June 30, 2004, management of the Corporation changed its estimate for determining when the collection of residential first mortgage loans becomes doubtful and therefore, when these loans are placed on nonaccrual status. Previously, the Corporation placed all residential first mortgage loans on nonaccrual status when four or more payments were past due. The Corporation now generally places a residential first mortgage loans on nonaccrual when more than twelve payments are missed unless the loan is not both well-secured and in the process of collection. If it is determined that a residential first mortgage loan is not both well-secured and in the process of collection before more than twelve payments are missed, the loan is placed on nonaccrual at this earlier point in time. The impact of this change in estimate was not material to the Corporation’s results of operations. For all other loans, except credit card loans, interest is generally not accrued when the loan becomes contractually delinquent 90 days or more. Credit card loans continue to accrue interest up to 120 days past due at which point the credit card loan balance plus accrued interest are charged off.
(2)	Based on the net book value of loans receivable before deducting allowance for loan losses at the respective dates.
(3)	At December 31, 2003, there were no accruing loans contractually past due 90 days or more.

The preceding table excludes nonperforming loans held for sale totaling $24.2 million and $25.0 million, respectively, at June 30, 2004 and December 31, 2003, related to the Government National Mortgage Association (“GNMA”) optional repurchase program. These guaranteed mortgage loans serviced for GNMA include loans that have been repurchased or are eligible for repurchase by the Corporation at the Corporation’s option and without prior authorization from GNMA when specific delinquency criteria are met. Therefore, the Corporation is deemed to have regained effective control over these loans. These nonperforming loans are guaranteed by the Federal Housing Administration (“FHA”) or the Department of Veteran’s Administration (“VA”) with the Corporation either reselling these loans or undertaking collection efforts through the FHA/VA foreclosure process for reimbursement of these repurchased loans. The Corporation is reimbursed for substantially all costs incurred after the foreclosure process is complete.

Provision for Loan Losses and Asset Quality (continued):

The decrease in the allowance for loan losses as a percentage of loans receivable of 1.25% at June 30, 2004 compared to 1.34% at December 31, 2003 reflects the impact of the aforementioned $9.2 million charge-off relating to the sale of a performing commercial real estate loan. The decrease also relates to a decline in the Corporation’s level of nonperforming and classified assets during the first six months of 2004 and the favorable asset quality trends due to management’s continued focus on prudent loan underwriting, active monitoring of loans and aggressive collection efforts. Management actively monitors the adequacy of the allowance for loan losses, including the appropriateness of the allowance in consideration of the risk characteristics and trends of the loan portfolio.

Nonperforming loans at June 30, 2004, decreased $27.3 million compared to December 31, 2003, primarily due to management of the Corporation changing its estimate of determining when the collection of residential first mortgage loans becomes doubtful and therefore when the loans are placed on nonaccrual status. This change in estimate reduced the Corporation’s nonperforming loans by approximately $20.4 million at June 30, 2004. In addition, all categories of nonperforming loans declined, partially offset by a net increase in nonperforming commercial real estate loans. The $34.2 million net decrease in foreclosed real estate at June 30, 2004, compared to December 31, 2003, is primarily due to the sales of a residential master planned community in Nevada totaling $30.0 million, a commercial real estate development property totaling $4.0 million and a commercial real estate property totaling $1.8 million.

Retail Fees and Charges:

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2004	2003	2004	2003
Nonsufficient fund charges and overdraft fees	$10,718	$8,579	$19,232	$16,181
Service charges	2,851	2,899	5,687	5,609
Debit and credit card fees, net	2,058	2,409	3,975	4,437
Transaction fees and other	1,254	1,122	2,484	2,285

Retail fees and charges	$16,881	$15,009	$31,378	$28,512

The net increases in nonsufficient fund charges and overdraft fees totaling $2.1 million and $3.1 million, respectively, comparing the 2004 three and six-month periods to 2003, are primarily the result of an increase in the Corporation’s customer base and a change in the Corporation’s policy and practice beginning in March 2004 related to paying more overdraft transactions presented by the Bank’s customers.

Net decreases in debit and credit card fees totaling $351,000 and $462,000, respectively, comparing the 2004 three and six-month periods to 2003 are primarily due to a reduction of interchange fees for debit card purchases effective August 1, 2003, due to a third-party settlement of debit card litigation with VISA Inc. to which the Corporation was not a party. As a result of this litigation, the interchange rate paid for debit card transactions was reduced and, therefore, the Corporation generated less fee income per VISA debit card transaction in 2004 compared to fee income generated through July 31, 2003. This decrease was partially offset by an increase in the number of accounts and the dollar amounts of transactions processed comparing the respective periods.

Loan Servicing Fees and Mortgage Servicing Rights Valuation Adjustment:

The major components of loan servicing fees for the periods indicated and the amount of loans serviced for other institutions are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2004	2003	2004	2003
Revenue:
Loan servicing fees	$9,246	$10,201	$18,799	$19,423
Late loan payment fees	1,480	1,757	3,135	3,572

Total revenues	10,726	11,958	21,934	22,995
Amortization of mortgage servicing rights	(14,900)	(18,454)	(27,285)	(30,516)

Loan servicing fees, net	$(4,174)	$(6,496)	$(5,351)	$(7,521)

Mortgage servicing rights valuation recoveries (losses)	$38,866	$(29,793)	$19,973	$(43,321)

Loans serviced for other institutions at June 30			$11,049,759	$11,864,111

The amount of revenue generated from loan servicing fees, and changes in comparable periods, are primarily due to the average size of the Corporation’s portfolio of mortgage loans serviced for other institutions and the level of rates for service fees collected. The net increases in revenue from loan servicing fees comparing the respective three and six-month periods of 2004 to 2003 are due to a higher average service fee rate, which increased to .34% for the three and six months ended June 30, 2004 compared to .32% for the same periods of 2003. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The amortization of mortgage servicing rights for the periods presented reflects a reduction in expected net servicing income cash flows resulting from increased loan prepayments during these periods of historically low interest rates.

The fair value of the Corporation’s loan servicing portfolio decreases as mortgage interest rates decline and loan prepayments increase. Conversely, the value of the Corporation’s loan servicing portfolio increases as mortgage interest rates rise. Valuation adjustment recoveries totaling $38.9 million and $20.0 million, respectively, were recorded during the three and six months ended June 30, 2004, as an increase to the net carrying amount of the mortgage servicing rights portfolio in response to rising mortgage interest rates. This compares to valuation adjustments totaling $29.8 million and $43.3 million, respectively, in impairment losses recorded during the three and six months ended June 30, 2003. At June 30, 2004, the valuation allowance on the mortgage servicing rights portfolio totaled $29.4 million compared to $49.3 million at December 31, 2003, and $121.5 million at June 30, 2003.

Gain (Loss) on Sales of Securities and Changes in Fair Values of Derivatives, Net:

The following transactions were recorded for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2004	2003	2004	2003
Gain (loss) on the sales of available-for-sale securities:
Investment securities	$(31,351)	$33,170	$(14,375)	$53,441
Mortgage-backed securities	—	98	—	98

Net gain (loss) on the sale of available for sale securities	(31,351)	33,268	(14,375)	53,539
Changes in the fair value of interest rate floor agreements not qualifying for hedge accounting	(8,491)	5,752	(6,119)	4,991
Changes in the fair value of interest rate swaption agreements not qualifying for hedge accounting	230	—	230	—
Change in the fair value of an interest rate cap agreement not qualifying for hedge accounting	620	90	(280)	90
Other items, net	2	21	(64)	(489)

Subtotal	(7,639)	5,863	(6,233)	4,592

Gain (loss) on sales of securities and changes in fair values of derivatives, net	$(38,990)	$39,131	$(20,608)	$58,131

During the three and six months ended June 30, 2004, the Corporation sold available-for-sale investment securities totaling $439.3 million and $1.2 billion, respectively, resulting in pre-tax losses of $31.4 million and $14.4 million. The losses in 2004 on the sales of these investment securities were recognized primarily to offset the valuation adjustment recoveries totaling $38.9 million and $20.0 million in the mortgage servicing rights portfolio recorded in the three and six months ended June 30, 2004. During the three and six months ended June 30, 2003, the Corporation sold available-for-sale investment and mortgage-backed securities totaling $552.7 million and $772.9 million, respectively, resulting in pre-tax gains of $33.3 million and $53.5 million. The gains in 2003 on the sales of these investment securities were recognized as part of management’s strategy to partially offset the valuation adjustment losses totaling $29.8 million and $43.3 million, respectively, in the mortgage servicing rights portfolio recorded in the three and six months ended June 30, 2003, and the higher levels of amortization of mortgage servicing rights due to the low interest rate environment and the resulting increase in mortgage loan prepayments.

At June 30, 2004 and 2003, the Corporation had interest rate floor agreements with notional amounts totaling $1.6 billion and $1.5 billion, respectively. During the three and six months ended June 30, 2004, net market valuation adjustment losses totaling $8.5 million and $6.1 million, respectively, were recorded compared to net market valuation adjustment gains recorded during the 2003 periods totaling $5.8 million and $5.0 million, respectively, on these interest rate floor agreements. These interest rate floor agreements are used to protect the fair value of the mortgage servicing rights portfolio to impairment exposure risk from declining interest rates. During the three months ended June 30, 2004, the Corporation entered into three interest rate swaption agreements with notional amounts totaling $150.0 million. These swaption agreements are also used to protect the fair value of the mortgage servicing portfolio. During the 2004 second quarter, a net market valuation adjustment gain of $230,000 was recorded related to these interest rate swaption agreements.

At June 30, 2004, the Corporation had an interest rate cap agreement with a notional amount totaling $100.0 million. During 2004, net market valuation adjustments were recorded resulting in a gain of $620,000 for the 2004 second quarter and a loss totaling $280,000 for the 2004 six month period. This interest rate cap agreement is used to protect against the risk of a potential rise in interest rates.

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

During the three and six months ended June 30, 2004, loans totaling $913.9 million and $1.5 billion were sold. This compares to loans sold totaling $1.5 billion and $2.8 billion, respectively, during the three and six months ended June 30, 2003. Loans are typically originated by the Corporation and sold in the secondary market with loan servicing retained. The Corporation recorded net gains on (i) the sales of loans and (ii) changes in the fair values of mortgage banking related derivative financial instruments and hedged items during the three and six months ended June 30, 2004, totaling $2.5 million and $2.7 million, compared to net gains of $8.5 million and $14.0 million, respectively, for the three and six months ended June 30, 2003. The decreases in net gains are primarily attributable to compressed loan pricing spreads as a result of overcapacity in the industry and to the Corporation’s implementation of guidance provided by the SEC in SAB No. 105 effective January 1, 2004. The initial application of this guidance resulted in a reduction to the gain on sale of loans totaling $3.3 million for the six months ended June 30, 2004.

Bank Owned Life Insurance:

In December 2000, the Corporation invested in two BOLI policies with a total contract value of $200.0 million. During the three and six months ended June 30, 2004, the Corporation recorded $3.0 million and $11.0 million, respectively, in net revenue from the BOLI program compared to $2.8 million and $5.7 million during the three and six months ended June 30, 2003. These increases comparing the respective periods are due to an amendment signed on one of these BOLI policies effective February 25, 2004, resulting in the recognition of an asset and an increase to income totaling $5.3 million in the first quarter of 2004. This amendment will allow the Corporation to receive a guaranteed payment of a certain component of the BOLI policy if there is a full and complete surrender of all outstanding certificates of the BOLI.

Other Operating Income:

The major components of other operating income for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2004	2003	2004	2003
Brokerage commissions	$2,207	$2,232	$4,302	$4,106
Insurance services income	1,453	1,871	2,881	2,810
Credit life and disability commissions	585	207	949	367
Loan fee income	1,147	1,416	2,205	2,780
Other income	1,753	1,901	3,427	3,220

Total other operating income	$7,145	$7,627	$13,764	$13,283

Brokerage commissions for the six months ended June 30, 2004 are up over 2003 due to increased trade volume. Insurance services income decreased $418,000 comparing the 2004 second quarter to 2003 primarily due to increased life and accidental death claims. For the six months of 2004 insurance services income increased slightly over 2003 primarily due to increased annuity sales commission income. Credit life and disability commissions increased for the three and six months ended June 30, 2004, compared to the respective 2003 periods primarily due to higher volumes of policies written. Loan fee income decreased for the 2004 three and six-month periods compared to the 2003 periods primarily due to net decreases in loan volumes and the related fee generation.

General and Administrative Expenses:

General and administrative expenses totaled $67.4 million for the three months ended June 30, 2004, compared to $71.1 million for the three months ended June 30, 2003. The net decrease in the 2004 second quarter compared to 2003 is primarily due to net decreases in foreclosed real estate and advertising, partially offset by net increases in other operating expenses and outside services. Foreclosed real estate decreased $2.2 million for the 2004 period compared to 2003 primarily due to the recognition of income totaling $2.2 million related to the sale and valuation adjustment of a residential master planned community in Nevada. Advertising decreased $1.7 million for the 2004 quarter compared to 2003 primarily due to the termination of the 2003 cash incentive program for debit and credit card transactions and a reduction in promotional expenses for checking products and consumer loans. The $1.3 million increase in other operating expense comparing the three months ended June 30, 2004, to 2003 is due primarily to a $1.1 million increase in losses on the sales and impairment of certain branch properties. Outside services increased $646,000 for the three months ended June 30, 2004, compared to 2003 primarily due to increased costs in special project-related consulting services.

General and administrative expenses totaled $136.2 million for the six months ended June 30, 2004, compared to $137.7 million for 2003, a decrease of $1.5 million. Advertising decreased $2.2 million for the 2004 six-month period compared to 2003 primarily due to the termination of the cash incentive program for debit and credit card transactions and to increased 2003 expenses relating to expanded promotions for checking products and consumer loans. Foreclosed real estate decreased $1.7 million for the 2004 period compared to 2003 primarily due to the recognition of income totaling $2.2 million on the sale of a residential master planned community in Nevada. Loan expenses decreased by $1.1 million comparing the respective periods primarily as a result of significantly higher loan servicing expenses in 2003 related to loan prepayment activity. The $1.1 million decrease in item processing comparing periods is due to a decrease in internet banking fees. Outside services increased $2.1 million for the 2004 period compared to 2003 primarily due to increased special project-related consulting costs. Other operating expense increased $1.9 million during the 2004 period compared to 2003 due primarily to a $1.1 million increase in losses on the sales and impairment of certain branch properties. The net increase totaling $1.8 million in compensation and benefits for the six months ended June 30, 2004, compared to 2003 is primarily due to reductions in deferred costs associated with loan originations due to lower loan origination volume in 2004 comparing the respective periods, annual merit increases, severance costs and increases in costs of employer benefits. These increases were partially offset by decreases in mortgage loan commissions and production incentive bonuses in the 2004 period compared to the 2003 period due to record levels of loan prepayments during 2003. Management of the Corporation anticipates that general and administrative expenses will remain stable or decrease slightly for the remainder of 2004 due to the continued emphasis on expense control measures.

Amortization of Core Value of Deposits:

For the three and six months ended June 30, 2004, amortization of core value of deposits totaled $1.2 million and $2.4 million, respectively, compared to $1.5 million and $3.1 million, respectively, for the three and six months ended June 30, 2003. The net decreases in amortization expense for the 2004 three and six-month periods compared to the 2003 periods are due to certain core value of deposits amortizing on an accelerated basis.

Provision for Income Taxes:

The provision for income taxes totaled $6.5 million and $12.4 million, respectively, for the three and six months ended June 30, 2004, compared to $8.7 million and $17.5 million, respectively, for the three and six months ended June 30, 2003. The effective income tax rates for the three and six months ended June 30, 2004, were 25.6% and 25.3%, respectively, compared to 28.2% and 28.0%, for the respective 2003 periods. The effective income tax rates are lower for the 2004 periods compared to the 2003 periods due to the lower levels of pre-tax income and increases in BOLI income, tax-exempt interest income and tax credits. The effective tax rates for the three and six months ended June 30, 2004 and 2003, vary from the statutory rate of 35.0% primarily due to tax benefits from the BOLI, tax-exempt interest income and tax credits.

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

The Bank’s ability to pay cash distributions to the parent company is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Capital distribution regulations of the OTS, as defined, allow the Bank to pay capital distributions during a calendar year upon notice to the OTS. These capital distributions are limited to the sum of 100% of the Bank’s retained net income (defined as net income determined in accordance with generally accepted accounting principles less total capital distributions declared) for the current calendar year plus the Bank’s retained net income for the preceding two calendar years. Capital distributions in excess of the Bank’s retained net income require the submission of an application for approval from the OTS. At June 30, 2004, the Bank would be permitted to pay an aggregate amount approximating $14.2 million without prior approval of the OTS.

The parent company’s ability to continue its common stock repurchases through the remainder of 2004 is dependent on the Bank’s ability to generate sufficient earnings, while maintaining regulatory capital at a well-capitalized level. Management closely evaluates its capital and liquidity position before stock repurchases are made. During the three and six months ended June 30, 2004, the parent company repurchased 1,077,500 and 1,834,900 shares, respectively, of its common stock at a cost of $28.4 million and $48.7 million, respectively. As of June 30, 2004, there remained 2,413,800 shares of the Corporation’s common stock to be repurchased by June 30, 2005, under repurchase programs approved by the Board of Directors.

Cash dividends paid by the parent company to its common stock shareholders are subject to the discretion of the Board of Directors of the Corporation and depend on a variety of factors, including operating results and financial condition, liquidity, regulatory capital limitations and other factors. Payments of cash dividends totaled $5.1 million and $10.3 million, respectively, for the three and six months ended June 30, 2004, compared to $4.0 million and $8.1 million for the respective 2003 periods. The increases in the current year cash dividend payments are in line with the Corporation’s goal of increasing dividends at or above the growth rate of earnings in future periods. The Corporation’s ability to meet this goal will be contingent on the Bank’s capacity to pay cash distributions to the parent company in consideration of regulatory limitations.

The Bank’s primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the FHLB and (iv) cash generated from operations. Net cash flows provided by operating activities totaled $5.9 million for the six months ended June 30, 2004, compared to net cash flows used totaling $197.7 million for the six months ended June 30, 2003. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the timing of cash outlays for purchases and originations of loans for resale and the receipt of proceeds from the sales of mortgage loans held for sale. The volatility in cash flows associated with loans held for sale is affected by the timing of cash outlays for mortgage loan originations and purchases and the receipt of proceeds from the sales of mortgage loans. However, due to the cyclical pattern of mortgage loan originations/purchases and sales and the short period of time between the origination or purchase of the loans and the subsequent sale (generally, 60 days or less), the amount of funding necessary to sustain the mortgage banking operations does not significantly affect the Bank’s overall liquidity requirements.

Net cash provided or used by investing activities fluctuates from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities, (ii) the purchase and origination of loans held for investment and (iii) the purchases and sales of available-for-sale mortgage-backed and investment securities. Net cash flows provided by investing activities totaled $479.8 million and $402.4 million, respectively, during the six months ended June 30, 2004 and 2003. The current period net cash inflow is primarily due to the high level of loan and mortgage-backed security prepayments exceeding the cash outlays for the purchase and origination of loans. These high prepayment levels occurred in response to the low interest rate environment during this period. In addition, this activity involved the Bank’s sales of securities to generate losses to strategically offset the valuation adjustment recovery related to mortgage servicing rights totaling $20.0 million for the six months ended June 30, 2004, and for 2003, the sales of securities to generate gains to strategically offset the valuation adjustment loss totaling $43.3 million, the high levels of amortization of mortgage servicing rights, and accelerated amortization of net deferred costs and premiums on mortgage loans and mortgage-backed securities.

LIQUIDITY AND CAPITAL RESOURCES (Continued):

Net cash flows used by financing activities totaled $487.6 million and $156.8 million, respectively, for the six months ended June 30, 2004 and 2003. Advances from the FHLB and deposits have been the primary sources to provide for the Corporation’s funding needs during each of the periods presented. The Corporation experienced a net decrease in deposits totaling $211.9 million for the six months ended June 30, 2004, compared to a net increase of $329.3 million for the six months ended June 30, 2003. The net decrease in deposits for the six months ended June 30, 2004, is due to net decreases in certificates of deposits, savings accounts and custodial escrow accounts totaling $250.1 million, $56.6 million and $13.6 million, respectively, partially offset by net increases of $103.8 million and $4.6 million, respectively, in money market accounts and checking accounts. The net decrease in certificates of deposit is due to the run-off in the higher costing certificates of deposit portfolio pursuant to the Corporation’s business strategy. Custodial escrow accounts are lower due to lower mortgage loan activity due to higher interest rates. The net increases in the money market and checking accounts are primarily attributable to new product promotion and a corresponding increase in new customer accounts. The $329.3 million increase in deposits at June 30, 2003, is due to net increases in money market, checking, and custodial escrow accounts totaling $452.6 million, $133.2 million and $111.0 million, respectively, partially offset by net decreases in savings accounts and certificates of deposit totaling $227.9 million and $139.6 million, respectively. The net reduction in FHLB advances totaling $422.9 million at June 30, 2004, compared to December 31, 2003, is primarily due to scheduled maturity repayments and adjustable-rate three-month FHLB advances the Corporation elected not to renew in conjunction with the Corporation’s ongoing plan to reduce its lower-yielding investment and mortgage-backed securities and pay down a portion of FHLB advances. The net proceeds used to repay these FHLB advances primarily came from the sale of available-for-sale investment securities. At June 30, 2003, the Corporation had a net decrease of FHLB advances totaling $412.7 million primarily due to net repayments. As part of management’s overall strategy to manage the level of exposure to the risk of interest rates adversely affecting net interest income, the Corporation uses interest rate swap agreements that have offsetting characteristics from certain hedged deposits and FHLB advances. In the first quarter of 2004 and 2003, the Corporation entered into interest rate swap agreements for notional amounts of $100.0 million at a cost of $6.3 million and $4.8 million, respectively. During the second quarter of 2004, the Corporation entered into interest rate swaption agreements for notional amounts of $150.0 million at a cost of $7.2 million. During the six months ended June 30, 2004, the Corporation repurchased 1,834,900 shares of its common stock at a cost of $48.7 million. At June 30, 2004, there remained 2,413,800 shares of common stock of the Corporation that had been authorized by the Board of Directors to be repurchased by June 30, 2005. During the six months ended June 30, 2003, the Corporation repurchased 1,339,900 shares of its common stock at a cost of $29.1 million.

During the second quarter of 2004, the Community Development Financial Institutions Fund of the United States Department of the Treasury selected a subsidiary of the Bank to participate in the New Markets Tax Credit Program (“NMTC Program”). The NMTC Program was enacted in December 2000 and is designed to foster job creation and stimulate economic growth in low-income communities across the United States. Participation in the NMTC Program enables the Corporation to acquire federal tax credits by making loans to qualified businesses and individuals in low-income communities in accordance with the NMTC Program’s criteria. The Corporation’s overall maximum tax credit would be equal to 39% of its $23.0 million total allowable equity investment, credited at a rate of 5% in each of the first 3 years and 6% in each of the final 4 years. In order for tax credits to be obtained, the subsidiary must enter into an allocation agreement with the Treasury Department, make loans in accordance with regulatory guidelines, and otherwise comply with NMTC Program requirements.

Through the normal course of operations, the Corporation enters into certain contractual obligations and other commitments. These obligations generally relate to the funding of operations through debt issuances as well as leases for premises and equipment. As a financial institution, the Corporation routinely enters into off-balance sheet agreements including commitments to extend credit, standby letters of credit, and financial guarantees on loans sold with recourse and on other contingent obligations. Residential loan commitments are generally expected to settle within three months following June 30, 2004. All other loan commitments are generally expected to settle in less than one year following June 30, 2004. The outstanding commitments to originate loans or fund commercial and consumer lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. Such commitments are subject to the same credit policies and approval processes accorded to loans made by the Corporation. Mortgage loan commitments include loans in the process of approval for which the Corporation has rate lock commitments. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described. At June 30, 2004, the Corporation had $1.3 billion of outstanding loan commitments. See Note F “Commitments and Contingencies” for additional information regarding the Corporation’s commitments and guarantees. Certain commitments of the Corporation are derivative financial instruments. See Note E “Derivative Financial Instruments” for additional information regarding derivative financial instruments.

The Corporation’s other contractual obligations - long-term debt, certificates of deposit, capital and operating lease obligations, and purchase obligations - have not changed significantly in the aggregate at June 30, 2004 compared to December 31, 2003. Management closely monitors the availability of liquid and capital resources to meet the Corporation’s funding requirements for operating activities, including commitments and contractual obligations. Management does not foresee any difficulties in meeting its liquidity requirements in order to ensure the safety and soundness of its operations.

Item 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Information as of June 30, 2004, concerning the Corporation’s exposure to market risk, has not changed significantly compared to the December 31, 2003, disclosures presented under Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Corporation’s Annual Report on Form 10-K for the Corporation’s year ended December 31, 2003.

Item 4. CONTROLS AND PROCEDURES

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-14 (c) under the Exchange Act) as of June 30, 2004. Based upon such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2004, such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Corporation in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Any system of controls can only provide reasonable assurance of the objectives the systems are designed to obtain. The Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e). Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The following table details the Corporation’s purchases of its common stock during the six months ended June 30, 2004:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that can be Purchased Under the Plans
January 2004: Beginning Date - January 2 Ending Date - January 25	563,600	$26.75	563,600	3,685,100

February 2004: Beginning Date - February 2 Ending Date - February 25	100,900	$27.05	100,900	3,584,200

March 2004: Beginning Date - March 2 Ending Date - March 23	92,900	$27.26	92,900	3,491,300

April 2004: Beginning Date - April 28 Ending Date - April 30	145,800	$25.59	145,800	3,345,500

May 2004: Beginning Date - May 3 Ending Date - May 19	439,000	$25.67	439,000	2,906,500

June 2004: Beginning Date - June 22 Ending Date - June 29	492,700	$26.96	492,700	2,413,800

Information concerning the Corporation’s publicly announced plans authorizing purchases of its common stock during the six months ended June 30, 2004 is as follows:

Date Purchase Plan Announced	Number of Common Shares Approved for Purchase	Expiration Date of Purchase Plan (As Announced)
November 25, 2002	5,000,000	Purchase plan was 100% completed on May 14, 2004 (Plan was to expire June 30, 2004)
November 25, 2003	3,000,000	June 30, 2005

Item 4. Submission of Matters to a Vote of Security Holders

(a).	The Corporation held its Annual Meeting of Stockholders on May 11, 2004, in Omaha, Nebraska. The inspector of election issued his certified final report on May 11, 2004, for the election of directors voted upon at such Annual Meeting.

(b).	Not applicable.

(c).	The proposals voted upon at the Annual Meeting were for the election of three individuals as directors for three year terms and the ratification of independent auditors for the year ending December 31, 2004. Proposal 1 voted on at the Annual Meeting was for the election of three individuals as directors for three year terms. The fourth individual standing for election as a director, Robert J. Hutchinson, withdrew his nomination April 23, 2004. The results of the voting were as follows:

Proposal	1 – Election of Directors:

Nominees	Votes For	Votes Withheld	Broker Non Votes
For terms to expire in 2007:
Talton K. Anderson	25,221,232	12,449,034	None
James P. O’Donnell	25,215,202	12,455,064	None
Jane E. Miller	35,131,656	2,538,610	None

The following individuals whose term of office continued after the Annual Meeting are: Messrs. William A. Fitzgerald, Robert D. Taylor, Aldo J. Tesi, Michael P. Glinsky, Robert S. Milligan, George R. Zoffinger and Joseph J. Whiteside.

Proposal 2 – Ratification of the appointment of Deloitte & Touche LLP as the Registrant’s independent auditors for the year ending December 31, 2004:

Votes For	Votes Against	Votes Abstained	Broker Non Votes
36,102,061	1,531,353	36,852	None

(d).	Not applicable.

Item 5. Other Information

The Bank assumed a lawsuit in its merger with Mid Continent against the Government relating to a supervisory goodwill claim. A final ruling on this claim was entered on January 29, 2004, awarding the Bank $5,600,000 in damages. On February 12, 2004, the Government filed a Motion for Reconsideration of this ruling. The Government’s Motion was denied. On July 16, 2004, the Government filed its appellate brief with the United States Court of Appeals for the Federal District. The Bank will file a responsive brief on or before August 25, 2004. The ultimate collectibility of this award is contingent on a number of factors and future events which are beyond the control of the Bank, as to substance, timing and amount of damages that may be paid to the Bank. The Corporation has not recorded a receivable pursuant to this award.

Item 6. Exhibits and Reports on Form 8-K

(a).	Exhibits:

10.24	Separation, Waiver and Release Agreement Between Robert J. Hutchinson and Commercial Federal Corporation Dated May 5, 2004

31.1	Chief Executive Officer’s Rule 13a - 14 (a) Certification

31.2	Chief Financial Officer’s Rule 13a - 14 (a) Certification.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b).	Reports on Form 8-K:

On April 8, 2004, the Corporation filed a Form 8-K reporting under Item 7 and Item 12 that it expected to report net income of approximately $.40 to $.44 per diluted share for the quarter ended March 31, 2004.

On April 26, 2004, the Corporation filed a Form 8-K reporting under Item 5 and Item 7 regarding the resignation of Robert J. Hutchinson as President and Chief Operating Officer and as a member of the Corporation’s Board of Directors. Mr. Hutchinson also withdrew his nomination for election as a director at the Corporation’s annual meeting of shareholders on May 11, 2004.

On April 27, 2004, the Corporation filed a Form 8-K reporting under Item 7 and Item 12 furnishing its earnings release dated April 27, 2004, for the three months ended March 31, 2004.

On May 12, 2004, the Corporation filed a Form 8-K reporting under Item 5 and Item 7 announcing (i) an increase in its quarterly cash dividend to $.135 per share, (ii) the appointment of Daniel P. Neary to the Board of Directors of the Bank and (iii) the results of the voting at the Annual Meeting of Stockholders on May 11, 2004 for the election of directors and the ratification of independent auditors for the year ending December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL FEDERAL CORPORATION
(Registrant)

Date: August 4, 2004	/s/ David S. Fisher
David S. Fisher, Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: August 4, 2004	/s/ Gary L. Matter
Gary L. Matter, Senior Vice President,
Controller and Secretary
(Principal Accounting Officer)