Form 10-Q
period 2004-09-30
COMMERCIAL FEDERAL CORP
filed 2004-11-04
CIK 744778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    YES  ☒    NO  ☐

As of October 29, 2004, the registrant had 39,355,740 shares outstanding of its common stock, par value $.01 per share.

COMMERCIAL FEDERAL CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

(Unaudited)

(Dollars in Thousands, Except Par Value)	September 30, 2004	December 31, 2003
ASSETS

Cash (including short-term investments of $2,060 and $1,334)	$165,652	$158,133
Investment securities available for sale, at fair value	1,063,033	1,055,055
Mortgage-backed securities available for sale, at fair value	1,068,713	1,337,805
Loans held for sale, net	287,757	351,539
Loans receivable, net of allowances of $94,857 and $108,154	7,651,557	7,956,743
Federal Home Loan Bank stock	202,284	243,332
Foreclosed real estate	17,047	49,744
Premises and equipment, net	163,987	147,365
Bank owned life insurance	248,057	234,111
Other assets	372,514	475,483
Core value of deposits, net of accumulated amortization of $67,636 and $64,217	13,413	16,832
Goodwill	162,717	162,717

Total Assets	$11,416,731	$12,188,859

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$6,249,222	$6,454,610
Advances from Federal Home Loan Bank	3,767,837	4,484,708
Other borrowings	424,327	215,243
Other liabilities	207,487	278,945

Total Liabilities	10,648,873	11,433,506

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 39,352,564 and 41,498,575 shares issued and outstanding	394	415
Retained earnings	816,688	833,638
Accumulated other comprehensive loss, net	(49,224)	(78,700)

Total Stockholders’ Equity	767,858	755,353

Total Liabilities and Stockholders’ Equity	$11,416,731	$12,188,859

See accompanying Notes to Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Dollars in Thousands Except Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest Income:

Loans receivable	$116,447	$128,291	$356,308	$411,043
Mortgage-backed securities	10,930	8,688	34,943	37,773
Investment securities	14,628	16,233	42,543	50,655

Total interest income	142,005	153,212	433,794	499,471
Interest Expense:
Deposits	28,765	36,547	85,449	115,135
Advances from Federal Home Loan Bank	45,191	51,545	132,816	163,237
Other borrowings	3,655	4,830	8,449	14,879

Total interest expense	77,611	92,922	226,714	293,251
Net Interest Income	64,394	60,290	207,080	206,220
Provision for Loan Losses	(2,869)	(5,475)	(10,828)	(16,894)

Net Interest Income After Provision for Loan Losses	61,525	54,815	196,252	189,326

Other Income (Loss):

Retail fees and charges	17,625	14,805	49,003	43,317
Loan servicing fees, net of amortization	138	(11,078)	(5,213)	(18,599)
Mortgage servicing rights valuation adjustment	(21,644)	51,800	(1,671)	8,479
Gain (loss) on sales of securities and changes in fair values of derivatives, net	21,253	(31,294)	645	26,837
Gain on sales of loans	1,393	9,329	4,107	23,315
Bank owned life insurance	2,900	2,771	13,946	8,443
Other operating income	7,926	7,398	21,690	20,681

Total other income	29,591	43,731	82,507	112,473

Other Expense:

General and administrative expenses -
Compensation and benefits	30,582	30,233	95,005	92,887
Occupancy and equipment	9,825	10,188	29,983	31,119
Data processing	4,698	4,460	13,962	13,739
Advertising	2,963	3,742	10,458	13,478
Communication	3,263	3,505	9,741	10,351
Item processing	3,195	3,210	9,381	10,516
Outside services	4,087	3,410	11,831	9,027
Loan expenses	1,494	3,909	5,444	9,002
Foreclosed real estate, net	643	289	1,351	2,674
Other operating expenses	2,571	4,141	12,322	11,987

Total general and administrative expenses	63,321	67,087	199,478	204,780
Amortization of core value of deposits	984	1,218	3,419	4,315

Total other expense	64,305	68,305	202,897	209,095

Income Before Income Taxes	26,811	30,241	75,862	92,704
Provision for Income Taxes	6,578	8,378	19,009	25,882

Net Income	$20,233	$21,863	$56,853	$66,822

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Continued)

(Unaudited)

(Dollars in Thousands Except Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted Average Number of Common Shares Outstanding Used in Basic Earnings Per Share Calculation	39,583,989	43,523,639	40,361,719	44,306,196
Add Assumed Exercise of Outstanding Stock Options as Adjustments for Dilutive Securities	666,114	410,330	706,991	339,656

Weighted Average Number of Common Shares Outstanding Used in Diluted Earnings Per Share Calculation	40,250,103	43,933,969	41,068,710	44,645,852

Basic Earnings Per Common Share	$.51	$.50	$1.41	$1.51

Diluted Earnings Per Common Share	$.50	$.50	$1.38	$1.50

Dividends Declared Per Common Share	$.135	$.10	$.395	$.29

See accompanying Notes to Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2004	2003	2004	2003
Net Income	$20,233	$21,863	$56,853	$66,822

Other Comprehensive Income (Loss):
Unrealized holding gains (losses) on securities available for sale	49,207	(29,687)	8,766	(9,118)
Fair value adjustment on interest rate swap agreements	(16,999)	54,412	19,957	54,347
Fair value change on interest only strips	—	—	—	(1,024)
Reclassification of net losses (gains) included in net income pertaining to:
Securities sold	(12,588)	(4,000)	1,787	(57,539)
Termination of interest rate swap agreements	—	29,412	—	29,412
Interest only strips	—	—	—	5,054
Amortization of deferred loss on terminated interest rate swap agreements	4,984	224	14,845	1,151

Other Comprehensive Income Before Income Taxes	24,604	50,361	45,355	22,283
Income Tax Provision	8,613	17,252	15,879	7,214

Other Comprehensive Income	15,991	33,109	29,476	15,069

Comprehensive Income	$36,224	$54,972	$86,329	$81,891

See accompanying Notes to Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56,853	$66,822
Adjustments to reconcile net income to net cash from operating activities:
Amortization of core value of deposits	3,419	4,315
Depreciation and amortization	13,026	14,296
Amortization of deferred discounts and fees, net of premiums	16,712	37,534
Amortization of mortgage servicing rights	37,901	52,505
Valuation adjustment of mortgage servicing rights	1,671	(8,479)
Provision for losses on loans	10,828	16,894
Gain on sales of loans	(4,107)	(23,315)
Gain on sales of securities and changes in fair values of derivatives, net	(645)	(26,837)
Proceeds from sales of loans	2,204,687	4,322,710
Origination of loans for resale	(662,153)	(1,647,849)
Purchases of loans for resale	(1,509,315)	(2,804,557)
Increase in bank owned life insurance	(13,946)	(8,444)
Stock dividends from Federal Home Loan Bank	(6,200)	—
Decrease (increase) in broker receivable from sales of securities	36,984	(270,200)
Increase (decrease) in broker payable on derivative settlements and purchases of securities	(61,802)	285,414
Decrease in interest receivable	2,057	20,418
Increase (decrease) in interest payable	90	(5,569)
Increase (decrease) in other liabilities, net	11,866	(55,034)
Other items, net	22,584	(46,511)

Total adjustments	103,657	(142,709)

Net cash provided (used) by operating activities	160,510	(75,887)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of loans	(163,541)	(1,084,544)
Repayment of loans, net of originations	486,786	1,087,221
Proceeds from sales of mortgage-backed securities available for sale	—	280,476
Principal repayments of mortgage-backed securities available for sale	272,898	847,500
Purchases of mortgage-backed securities available for sale	(17)	(544,184)
Maturities and principal repayments of investment securities available for sale	3,276	20,722
Purchases of investment securities available for sale	(1,422,131)	(1,527,774)
Proceeds from sales of investment securities available for sale	1,420,181	1,748,347
Bulk purchases of mortgage servicing rights	—	(23,715)
Proceeds from sales of mortgage servicing rights	—	5,100
Proceeds from sales of Federal Home Loan Bank stock	51,948	41,987
Purchases of Federal Home Loan Bank stock	(4,700)	—
Proceeds from sales of real estate	25,574	16,494
Payments to acquire real estate	(2,318)	(4,317)
Purchases of premises and equipment, net of disposals	(29,640)	(10,092)
Other items, net	7,243	1,204

Net cash provided by investing activities	645,559	854,425

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended September 30,
(Dollars in Thousands)	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in deposits	$(205,388)	$153,818
Proceeds from Federal Home Loan Bank advances	807,600	659,950
Repayments of Federal Home Loan Bank advances	(1,519,300)	(1,553,000)
Proceeds from securities sold under agreements to repurchase	215,126	13,745
Repayments of securities sold under agreements to repurchase	(15,326)	(14,016)
Proceeds from issuance of other borrowings	13,467	10,000
Repayments of other borrowings	(7,050)	(14,094)
Proceeds from termination of swap agreements	—	16,840
Purchases of swap and swaption agreements	(13,441)	(4,782)
Payments of cash dividends on common stock	(15,721)	(12,496)
Repurchases of common stock	(66,117)	(68,939)
Issuance of common stock	7,600	1,966

Net cash used by financing activities	(798,550)	(811,008)

CASH AND CASH EQUIVALENTS

Increase (decrease) in net cash position	7,519	(32,470)
Balance, beginning of year	158,133	200,581

Balance, end of period	$165,652	$168,111

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid (received) during the period for:
Interest expense	$219,027	$287,470
Income taxes, net	(12,950)	39,847
Non-cash investing and financing activities:
Loans exchanged for mortgage-backed securities	14,403	113,628
Loans transferred to real estate	21,405	23,882
Loans originated for sale of foreclosed real estate	23,835	—
Net increase (decrease) to loans held for sale and other borrowings under the Government National Mortgage Association optional repurchase program	2,867	(1,315)
Common stock received in connection with stock option and incentive plans, net	(274)	(21)

See accompanying Notes to Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

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

The accompanying interim consolidated financial statements have not been audited by the Corporation’s independent auditors. In the opinion of management, all adjustments considered necessary to fairly present the consolidated financial statements have been included. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results which may be expected for the entire calendar year 2004.

B. STOCK-BASED COMPENSATION:

The Corporation applies Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting under the intrinsic value method of APB No. 25 for its stock option plans. No compensation expense was recognized under the intrinsic value method of APB No. 25 for stock options granted, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on the Corporation’s net income and earnings per share is presented in the following table as if compensation expense was determined based on the fair value at the grant dates for stock options awarded pursuant to the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income as reported	$20,233	$21,863	$56,853	$66,822
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(702)	(1,151)	(2,925)	(3,723)

Pro forma net income	$19,531	$20,712	$53,928	$63,099

Earnings per share:
Basic -
As reported	$.51	$.50	$1.41	$1.51
Pro forma	.49	.48	1.34	1.42
Diluted -
As reported	$.50	$.50	$1.38	$1.50
Pro forma	.49	.47	1.32	1.42

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model calculates the fair value of stock options awarded based on subjective assumptions. Changes to these assumptions can materially affect the fair values calculated by the model. Therefore, management believes these fair value calculations may not result in a true reflection of the fair value of the amount of stock-based compensation for the Corporation.

C. MORTGAGE BANKING ACTIVITIES:

Mortgage servicing rights are included in the Consolidated Statement of Financial Condition under the caption “Other Assets.” The activity of mortgage servicing rights and the valuation allowance for impairment of mortgage servicing rights for the periods indicated as well as the ending balances of mortgage servicing rights and the respective fair values at the periods ended are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Beginning balance before valuation allowance	$175,266	$190,398	$185,233	$168,411
Mortgage servicing rights retained through loan sales	6,966	19,916	24,284	57,047
Bulk purchases of mortgage servicing rights	—	8,942	—	23,715
Sale of mortgage servicing rights	—	—	—	(9,904)
Amortization expense	(10,616)	(21,989)	(37,901)	(52,505)
Other items, net	—	—	—	10,503

Ending balance before valuation allowance	171,616	197,267	171,616	197,267

Valuation allowance, beginning balance	29,366	121,465	49,339	80,058
Amounts charged (credited) to operations	21,644	(51,800)	1,671	(8,479)
Sale of mortgage servicing rights	—	—	—	(1,914)

Valuation allowance, ending balance	51,010	69,665	51,010	69,665

Mortgage servicing rights, net of valuation allowance	$120,606	$127,602	$120,606	$127,602

Fair value at the periods ended	$121,876	$129,136	$121,876	$129,136

The Corporation is exposed to interest rate risk relating to the potential decrease in the value of mortgage servicing rights in the event of increased prepayments on mortgage servicing loans resulting from declining interest rates. As part of its overall strategy to manage the level of exposure to the risk of interest rates adversely affecting the value of mortgage servicing rights, the Corporation uses interest rate floor and interest rate swaption agreements to protect the fair value of the mortgage servicing rights. These derivatives do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Additionally, to further manage this interest rate risk exposure, the Corporation holds certain available-for-sale securities for the purpose of partially offsetting changes in fair value with the changes in fair value of mortgage servicing rights.

The following compares the key assumptions used in measuring the fair values of mortgage servicing rights at September 30:

	2004		2003
	Conventional	Governmental	Conventional	Governmental
Fair value	$84,178	$37,698	$92,535	$36,601
Prepayment speed	6.2% - 59.2%	6.1% - 65.0%	6.3% - 40.1%	7.7% - 36.5%
Weighted average prepayment speed	19.5%	22.7%	21.5%	21.9%
Discount rate	9.2% - 11.3%	10.1% - 12.5%	9.2% - 11.3%	10.2% - 13.2%
Weighted average life (in years)	4.7	4.0	4.5	4.2

C. MORTGAGE BANKING ACTIVITIES (Continued):

As of September 30, 2004, projected amortization expense of the carrying value of the mortgage servicing rights (before reduction for the valuation allowance) for the remaining three months of 2004, the next four years and thereafter is estimated as follows:

For the remaining three months for the year ended December 31, 2004	$9,979
For the years ended December 31:
2005	37,693
2006	29,179
2007	22,236
2008	16,917
2009 and thereafter	55,612

Total carrying value of mortgage servicing rights before valuation allowance	$171,616

Mortgage servicing rights are subject to prepayment risk inherent in the underlying loans that are being serviced. The amortization shown in the preceding table is an estimate based on the expected remaining life of the underlying loans and should be analyzed with caution. The actual remaining life could be significantly different due to actual prepayment experience in future periods. In addition, the estimated amortization expense in the preceding table may be offset, in whole or in part, by reversals of the valuation allowance since mortgage servicing rights are recorded at the lower of amortized cost or fair value. The valuation allowance totaled $51,010,000 at September 30, 2004.

D. GOODWILL AND CORE VALUE OF DEPOSITS:

No impairment loss on goodwill has been recognized since the implementation of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Identifiable intangible assets continue to be amortized over their useful lives and reviewed for impairment under SFAS No. 142. The following table sets forth the estimated amortization expense for core value of deposits at September 30, 2004, for the remaining three months of 2004 and the next five years:

For the remaining three months for the year ended December 31, 2004	$983
For the years ended December 31:
2005	3,875
2006	3,233
2007	2,719
2008	2,242
2009	361

Total	$13,413

E. DERIVATIVE FINANCIAL INSTRUMENTS:

During the third quarter of 2004, the Corporation entered into an interest rate swap agreement with a notional amount of $100,000,000 where the Corporation pays a fixed rate of interest and receives a variable rate of interest. This swap agreement hedges the variable cash flows associated with interest payments on high performance savings deposits and qualifies as a cash flow hedge. Also, in September 2004 two interest rate swap agreements with notional amounts totaling $200,000,000 that were cash flow hedges of savings deposits matured.

During the first quarter of 2004, the Corporation entered into an interest rate swap agreement with a notional amount of $100,000,000 where the Corporation pays a variable rate of interest and receives a fixed rate of interest. This swap agreement hedges the exposure to changes in the fair value of certain convertible fixed-rate Federal Home Loan Bank (“FHLB”) advances and qualifies as a fair value hedge. In addition, in September 2004 three interest rate swap agreements with notional amounts totaling $300,000,000 that were cash flow hedges of FHLB advances matured.

The following summarizes the position of the Corporation’s derivative financial instruments which qualify for hedge accounting under SFAS No. 133 as of September 30, 2004:

Hedged Item	Hedging Instrument	Type of Hedge	Notional Amount	Fair Value Gain (Loss)
Savings deposits	Interest rate swap agreements (pay fixed, receive variable)	Cash flow	$100,000	$(1,645)

Adjustable rate FHLB advances	Interest rate swap agreements (pay fixed, receive variable)	Cash flow	720,000	(78,865)

Call options embedded in fixed rate FHLB advances	Swaption agreements	Fair value	600,000	8,651

Fixed rate FHLB advances	Interest rate swap agreements (pay variable, receive fixed)	Fair value	200,000	7,796

At September 30, 2004, the Corporation also had interest rate lock commitments (“IRLC”) to originate mortgage loans, net of estimated fallout, totaling $214,052,000 and mandatory forward sales commitments totaling $363,974,000 that are considered to be derivatives under SFAS No. 133. These derivatives are recorded at fair value with changes in fair value reported in current in earnings. A portion of the mandatory forward sales commitments are designated as hedging the changes in fair value of mortgage loans held for sale in the secondary market (“warehouse loans”) in circumstances which qualify for hedge accounting. The recognized gains and losses associated with forward loan sales and hedged warehouse loans qualifying for hedge accounting offset resulting in minimal impact to the Corporation’s earnings. The warehouse loans which do not qualify for hedge accounting are carried at the lower of cost or market.

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

E. DERIVATIVE FINANCIAL INSTRUMENTS (Continued):

The Corporation also holds certain derivative financial instruments used for various economic hedging strategies that do not qualify for hedge accounting. These free-standing derivatives include call options as well as interest rate floor, swaption and cap agreements. During the second quarter of 2004, the Corporation entered into three interest rate swaption agreements with notional amounts totaling $150,000,000 at a cost of $7,171,000 and a fair value at September 30, 2004 totaling $12,659,000. These swaptions are purchased with the intent to partially offset impairment exposure risk associated with adjustments to the fair value of risks resulting from declining interest rates. During the first quarter of 2004, the Corporation entered into an interest rate cap agreement with a $100,000,000 notional amount and a fair value at September 30, 2004 of $2,034,000. This interest rate cap agreement is used to protect against the risk of a potential rise in interest rates. At September 30, 2004, the Corporation had call options outstanding with notional amounts totaling $40,000,000 and a fair value of $63,000. These call options provide protection for unexpected fluctuations in the fallout of loans with rate lock commitments. The Corporation also had interest rate floor agreements with notional amounts totaling $1,550,000,000 and a fair value totaling $7,202,000 at September 30, 2004. These interest rate floor agreements are used to protect the fair value of mortgage servicing rights.

F. COMMITMENTS AND CONTINGENCIES:

The following table presents the Corporation’s outstanding loan commitments at September 30, 2004, excluding undisbursed portions of loans in process:

Originate and purchase residential mortgage loans	$501,972
Originate commercial real estate loans	34,427
Originate consumer, commercial operating and agricultural loans	23,932
Unused lines of credit for consumer use	308,101
Unused lines of credit for commercial use	340,498

Total	$1,208,930

At September 30, 2004, the Corporation had approximately $363,974,000 in mandatory forward delivery commitments to sell residential mortgage loans. These mandatory forward sales commitments are used by the Corporation to mitigate the interest rate risk associated with commitments to originate and purchase mortgage loans for sale in the secondary market and funded mortgage loans held for sale in the secondary market.

During the first quarter of 2004, the Corporation began to sell loans to the FHLB of Topeka (“FHLBT”) under the Mortgage Partnership Finance Program. The credit risk associated with these sold loans is structured into various layers. The first layer of losses, after mortgage insurance coverage, is borne by the FHLBT up to 1.0% of the principal amount funded (“First Loss Layer”). Losses in excess of the First Loss Layer, if any, will be absorbed by the Corporation up to a specified credit enhancement amount which may vary from .25% to 1.5% of the outstanding principal amount of the loans sold. Thereafter, the FHLBT bears the remaining credit risk. In exchange for the providing the credit enhancement to the FHLBT, the Corporation receives a credit enhancement fee from the FHLBT. This credit enhancement fee may be reduced by actual losses taken by the FHLBT in the First Loss Layer. As of September 30, 2004, the amount of loans sold to the FHLBT under this program totaled $555,744,000 with a maximum credit obligation for potential loan losses to the Corporation totaling $3,583,000. The fair value of this credit obligation was not material at September 30, 2004 since it is highly probable that most credit losses on these loans sold to the FHLBT under this program will be absorbed by the FHLBT in the First Loss Layer.

The Bank is a guarantor for the obligations of a subsidiary under a lease sale agreement dated December 31, 2000. Although a highly remote possibility, the maximum potential amount of future payments the Bank could be required to make under the guarantee is $47,000,000, which is the total purchase price stated in the purchase agreement. The nature of the potential claims for which the Bank has guaranteed is primarily related to representations and warranties, which are customary in the sale of lease assets. The rights of the buyer in the purchase agreement, which are covered by the guarantee, to make claims against the representations and warranties, expire April 9, 2005. There were no terms in the guarantee providing for a limitation to the maximum potential amount of future payments under the guarantee. On May 7, 2004, a Settlement Agreement was entered whereby substantially all the guarantee obligations of the Bank were released, except for any claims exceeding $25,000 arising from any future breaches of such representations and warranties. At September 30, 2004, the Bank’s outstanding liability for its estimated potential obligation under this guarantee was not material. The guarantee also includes recourse provisions defining which assets the Bank could obtain and liquidate under certain conditions of the guarantee.

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

Standby letters of credit issued by the Corporation commit the Corporation to make payments on behalf of customers when certain specified future events occur. The credit risk involved with standby letters of credit is primarily the same as the credit risk involved with issuing a loan. At September 30, 2004, the Corporation had $23,152,000 of standby letters of credit with a weighted average term of approximately eight months. The fees on these standby letters of credit are deferred and recorded at fair value. These fees were not material at September 30, 2004, and no material losses are anticipated from these outstanding standby letters of credit.

F. COMMITMENTS AND CONTINGENCIES (Continued):

The Corporation is a limited partner in several multi-family affordable housing investment properties for which it receives affordable housing tax credits. The Corporation consolidated certain of these partnerships with assets approximating $910,000 as of September 30, 2004 that are included in the accompanying Consolidated Statement of Financial Condition. The Corporation has no material potential exposure to loss relative to these partnerships. The consolidation of the remaining partnerships, with assets approximating $262,746,000 at September 30, 2004, is not required under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R. The Corporation’s maximum potential exposure to loss from investments in these limited partnerships and unfunded commitments totaled approximately $9,902,000 as of September 30, 2004.

The Corporation is also a general partner in numerous limited real estate partnerships formed in prior years to provide investment opportunities for customers of the Bank. The Corporation also holds limited partner interests in certain of these limited partnerships. The consolidation of these limited partnerships is not required under the provisions of FASB Interpretation No. 46R. Therefore, assets with a net carry value totaling approximately $17,019,000 at September 30, 2004 are not included in the accompanying Consolidated Statement of Financial Condition. In the highly unlikely event that all of the assets of these limited partnerships had no value and all other partners failed to meet their obligations, management of the Corporation estimates that its maximum potential exposure to loss would approximate $30,558,000. This amount represents the total liabilities of the limited partnerships for which the Corporation is a general partner plus the net carrying value of the Corporation’s investments in these entities at September 30, 2004.

The Bank assumed a lawsuit in its merger with Mid Continent Bancshares, Inc. (“Mid Continent”) against the United States government (the “Government”) relating to a supervisory goodwill claim. A final ruling on this claim was entered on January 29, 2004, awarding the Bank $5,600,000 in damages. On February 12, 2004, the Department of Justice, on behalf of the Government, filed a Motion for Reconsideration of this ruling. The Government’s Motion was denied. On July 16, 2004, the Government filed its appellate brief with the United States Court of Appeals for the Federal District (the “Court”). The Bank filed an appellate brief with the Court on September 22, 2004. It is anticipated that the Government will file a responsive brief on or about November 4, 2004. The ultimate collectibility of this award is contingent on a number of factors and future events which are beyond the control of the Bank, as to substance, timing and amount of damages that may be paid to the Bank. The Corporation has not recorded a receivable pursuant to this award.

The Corporation is subject to a number of other lawsuits and claims for various amounts, which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Corporation’s financial position or results of operations.

G. SEGMENT INFORMATION:

The Corporation’s operations are aligned into four lines of business for management reporting purposes: Commercial Banking, Retail Banking, Mortgage Banking and Treasury. The financial information presented does not necessarily represent the business unit’s results of operations or financial condition as if they were independent companies. The information in the following tables is derived from management’s internal reporting system used to measure the performance of the segments and the Corporation in total. Therefore, the reported results of operations and financial condition by business unit generated from this management reporting system may not be in accordance with accounting principles generally accepted in the United States. Certain amounts in the prior year periods have been reclassified to conform for comparative purposes to the September 30, 2004 three and nine month presentations.

The contribution of the business segments to the consolidated results for the three and nine months ended September 30, 2004 and 2003 are summarized in the following tables:

	Commercial Banking	Retail Banking	Mortgage Banking	Treasury and Other	Consolidated Total
Three Months Ended September 30, 2004:
Net interest income	$32,784	$25,480	$4,184	$1,946	$64,394
Provision for loan losses	2,956	1,851	4	(1,942)	2,869
Total fee and other income (loss)	2,062	24,859	(1,267)	3,937	29,591
Total other expense	11,952	41,292	8,530	2,531	64,305

Income (loss) before income taxes	19,938	7,196	(5,617)	5,294	26,811
Income tax provision (benefit)	7,078	2,555	(1,994)	(1,061)	6,578

Net income (loss)	$12,860	$4,641	$(3,623)	$6,355	$20,233

Total net interest and other income	$34,846	$50,339	$2,917	$5,883	$93,985
Intersegment revenue	—	3,072	690	3,223
Depreciation and amortization	129	2,085	231	1,787	4,232
Total assets	3,820,575	1,343,070	291,743	5,961,343	11,416,731

Three Months Ended September 30, 2003:
Net interest income (loss)	$30,585	$22,857	$12,805	$(5,957)	$60,290
Provision for loan losses	3,078	1,723	12	662	5,475
Total fee and other income (loss)	(869)	34,203	(9,630)	20,027	43,731
Total other expense (income)	11,440	46,078	11,337	(550)	68,305

Income (loss) before income taxes	15,198	9,259	(8,174)	13,958	30,241
Income tax provision (benefit)	5,151	3,287	(2,902)	2,842	8,378

Net income (loss)	$10,047	$5,972	$(5,272)	$11,116	$21,863

Total net interest and other income	$29,716	$57,060	$3,175	$14,070	$104,021
Intersegment revenue	—	13,662	786	5,749
Depreciation and amortization	136	1,938	206	2,162	4,442
Total assets	3,548,425	1,215,962	796,788	6,956,111	12,517,286

G. SEGMENT INFORMATION (continued):

	Commercial Banking	Retail Banking	Mortgage Banking	Treasury and Other	Consolidated Total
Nine Months Ended September 30, 2004:
Net interest income	$97,477	$74,136	$14,544	$20,923	$207,080
Provision for loan losses	8,579	5,398	15	(3,164)	10,828
Total fee and other income (loss)	3,735	72,943	(8,498)	14,327	82,507
Total other expense	37,905	129,200	27,437	8,355	202,897

Income (loss) before income taxes	54,728	12,481	(21,406)	30,059	75,862
Income tax provision (benefit)	19,428	4,431	(7,599)	2,749	19,009

Net income (loss)	$35,300	$8,050	$(13,807)	$27,310	$56,853

Total net interest and other income	$101,212	$147,079	$6,046	$35,250	$289,587
Intersegment revenue	—	10,652	2,193	9,006
Depreciation and amortization	384	6,345	615	5,682	13,026
Total assets	3,820,575	1,343,070	291,743	5,961,343	11,416,731

Nine Months Ended September 30, 2003:
Net interest income	$86,806	$67,111	$38,789	$13,514	$206,220
Provision for loan losses	8,877	5,117	34	2,866	16,894
Total fee and other income (loss)	(8,597)	92,572	(24,097)	52,595	112,473
Total other expense (income)	34,796	142,515	34,164	(2,380)	209,095

Income (loss) before income taxes	34,536	12,051	(19,506)	65,623	92,704
Income tax provision (benefit)	11,529	4,278	(6,925)	17,000	25,882

Net income (loss)	$23,007	$7,773	$(12,581)	$48,623	$66,822

Total net interest and other income	$78,209	$159,683	$14,692	$66,109	$318,693
Intersegment revenue	—	30,118	6,132	36,926
Depreciation and amortization	399	6,455	644	6,798	14,296
Total assets	3,548,425	1,215,962	796,788	6,956,111	12,517,286

H. REGULATORY CAPITAL:

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Regulators can initiate certain mandatory, and possibly additional discretionary, actions if the Bank fails to meet minimum capital requirements. These actions could have a direct material effect on the Corporation’s financial position and results of operations.

Prompt corrective action provisions pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) require more extensive regulatory controls and restrictions as an institution’s capital levels decrease. To be considered well-capitalized under the regulatory framework for prompt corrective action provisions under FDICIA, the Bank must maintain certain minimum capital ratios as set forth below. At September 30, 2004, the Bank exceeded the minimum requirements for the well-capitalized category. As of September 30, 2004, the most recent notification from the Office of Thrift Supervision (“OTS”) categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank’s classification.

The following presents the Bank’s regulatory capital levels and ratios relative to the respective minimum regulatory capital requirements as of September 30, 2004:

	Actual		For OTS Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital to tangible assets	$713,324	6.37%	$167,884	1.50%	n/a	n/a
Tier 1 core (leverage) capital to adjusted total assets	713,324	6.37	447,691	4.00	$559,614	5.00%
Adjusted Tier 1 capital to risk-weighted assets	709,740	9.42	n/a	n/a	452,127	6.00
Total risk-based capital to risk-weighted assets	833,679	11.06	602,836	8.00	753,545	10.00

I. CURRENT ACCOUNTING PRONOUNCEMENTS:

On March 9, 2004, the SEC issued SAB No. 105, which summarized the views of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. Management of the Corporation elected to apply this guidance to loan commitments effective January 1, 2004. For the nine months ended September 30, 2004, the application of this guidance resulted in a reduction in the Corporation’s gain on sales of loans totaling $2,446,000. See Note E “Derivative Financial Instruments” for this policy and additional information related to SAB No. 105.

Effective March 31, 2004, Emerging Issues Task Force Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) was issued. EITF 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Corporation can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. On September 30, 2004, the FASB issued FASB Staff Position (“FSP”) EITF Issue 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1. The delay of the effective date of EITF 03-1 will be superceded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a will provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. The comment period for proposed EITF 03-1-a ended on October 29, 2004. As of September 30, 2004, the Corporation had total unrealized pretax losses in its available-for-sale portfolios of $9,094,000 ($5,911,000 after-tax), included in other comprehensive income, which would have been the maximum loss required to be recognized if management did not have the intent and ability to hold their available-for-sale securities until recovery. This unrealized loss is measured as of a point in time and could fluctuate significantly as interest rates change. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Corporation.

On March 31, 2004, the FASB issued an exposure draft titled, “Share-Based Payment – an Amendment of Statements No. 123 and 95”. This exposure draft addresses the accounting for share-based payments where companies receive employee service in exchange for (i) equity instruments of the company or (ii) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity. The objective of the accounting required by this exposure draft is to recognize in a company’s financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions. The Corporation currently applies APB No. 25 and related interpretations in the accounting for stock options under the intrinsic value method of APB No. 25. Management of the Corporation plans to adopt the provisions of the final statement when required, which as of October 2004 is anticipated to be as of July 1, 2005. See Note B “Stock-Based Compensation,” for a proforma disclosure of the Corporation’s stock-based compensation expense as currently required by SFAS No. 123.

J. SUBSEQUENT EVENT – ANNOUNCEMENT TO REDEEM DEBT:

On October 22, 2004 the Corporation announced its election to redeem on December 1, 2004 all $21,725,000 of its 7.95% fixed-rate subordinated extendible notes due December 1, 2006 (the “Notes”). These Notes will be redeemed at par plus accrued interest for a total cash outlay approximating $21,869,000 on December 1, 2004. The Corporation is currently considering financing alternatives to fund the pay-off of these Notes including using available funds at the parent company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this Form 10-Q that are not historical fact are forward-looking statements that involve inherent risks and uncertainties. Management cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Factors that might cause a difference include, but are not limited to: fluctuations in interest rates, inflation, the effect of regulatory or government legislative changes, general economic conditions, competitive pressures in the geographic and business areas where the Corporation conducts its operations, expected cost savings and revenue growth not fully realized, the progress of strategic initiatives and whether realized within expected time frames and technology changes. These forward-looking statements are based on management’s current expectations. Actual results in future periods may differ materially from those currently expected because of various risks and uncertainties.

CRITICAL ACCOUNTING POLICIES:

The Corporation’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2004, remain unchanged from December 31, 2003. These policies relate to the accounting for the allowance for loan losses, mortgage servicing rights and derivative financial instruments. Disclosure on these critical accounting policies is incorporated by reference under Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s Annual Report on Form 10-K for the Corporation’s year ended December 31, 2003.

EXECUTIVE MANAGEMENT OVERVIEW:

Net income for the three months ended September 30, 2004, was $20.2 million, or $.50 per diluted share, compared to net income of $21.9 million, or $.50 per diluted share for the same quarter last year. Net income for the nine months ended September 30 2004, was $56.9 million, or $1.38 per diluted share, compared to net income of $66.8 million, or $1.50 per diluted share for the nine months ended September 30, 2003.

Earnings for the 2004 three and nine-month periods compared to the respective 2003 periods were positively impacted by slower loan prepayment speeds and therefore lower amortization of mortgage servicing rights. However, even though short-term interest rates have risen during 2004 in response to the Federal Reserve’s gradual increases in the targeted federal funds rate, long-term interest rates have not risen materially over this same time period. Consequently, although loan prepayment speeds have slowed in 2004 compared to 2003, they continue to be at higher than historical levels resulting in a high level of mortgage servicing rights amortization. Additionally, during the third quarter of 2004, long-term interest rates decreased from the previous 2004 quarter resulting in the Corporation recording an adjustment loss totaling $21.6 million on the valuation of mortgage servicing rights. This valuation adjustment loss was partially offset by the recognition of gains on the sales of securities totaling $12.6 million which are specifically held by the Corporation to offset changes in the fair value of mortgage servicing rights. This valuation adjustment loss was further offset by an increase of $10.0 million in the fair value of certain derivatives used to protect the fair value of mortgage servicing rights from impairment exposure.

As compared to the respective 2003 periods, earnings for the 2004 three and nine-month periods were also negatively impacted by a reduction in the gain on sales of mortgage loans. This trend reflects the industry-wide slowdown in refinancing and new loan origination activity as well as increasingly competitive pricing due to overcapacity in the mortgage industry.

Net interest income improved from the 2003 three and nine-month periods primarily due to reductions in interest expense occurring at a faster rate than reductions in interest income. The decrease in interest income was primarily due to a significant decrease in the average outstanding volume of residential mortgage loans. This decrease was offset by increases in the average outstanding volumes of higher-yielding commercial and consumer loans and improved yields on securities. The yields on loans and securities also improved due to lower amortization of net deferred costs and premiums on mortgage loans and mortgage-backed securities as a result of lower prepayment speeds compared to the 2003 periods. Additionally, the cost of savings deposits and FHLB advances decreased during 2004 reflecting the benefits of the termination and maturity of interest rate swap agreements from September 2003 through September 2004. However, net interest income decreased from the previous quarter in response to increases in the Federal Reserve’s targeted federal funds rate and due to the pricing of new deposits at increased rates in response to competitive market pressures. The net interest spread did not improve from the prior quarter since the rise in intermediate and long-term rates did not keep pace with the gradual rise in short-term interest rates.

Earnings for the 2004 three and nine-month periods also reflect reductions in the provision for loan losses from the previous quarter and from the same periods in 2003. These reductions reflect a sustained period of strong credit quality of the Corporation’s loan portfolio.

EXECUTIVE MANAGEMENT OVERVIEW (Continued):

The increases in retail fees and charges in 2004 compared to the respective 2003 periods reflect the Corporation’s continued focus on retail deposit generation, a change in overdraft payment practices and changes in the retail fee structure. Year-to-date results for 2004 also reflect the recognition of additional pretax income of $5.3 million as a result of signing an amendment to a bank owned life insurance (“BOLI”) policy in the 2004 first quarter. Additionally, 2004 year-to-date results reflect a reduction of the gain on sales of loans totaling $2.4 million resulting from the January 1, 2004 implementation of SAB No. 105 which applies to the accounting for loan commitments accounted for as derivative instruments.

The decreases in total general and administrative expenses in the 2004 periods compared to the respective 2003 periods demonstrate management’s focus on prudent expense control measures. The decreases also reflect a decline in loan expenses primarily related to the slowdown in mortgage loan prepayments.

The Corporation continues to focus on its strategic initiative to grow deposits and loan products that diversify the product mix and contribute to enhanced core profitability. During the nine months ended September 30, 2004, the Corporation recorded net annualized increases in the following five targeted core business drivers:

•	3% in core deposit balances (excluding custodial escrows),

•	5% in the number of retail checking accounts,

•	37% in the number of commercial and small business checking accounts,

•	34% in commercial operating and small business outstanding loan balances, and

•	16% in home equity outstanding loan balances.

Management currently projects minimal changes in interest rates during the remainder of 2004. Consequently, the net interest rate spread is expected to remain at current levels or slightly increase during the fourth quarter of 2004 as favorable changes in the mix of the loan portfolio continue to occur through the execution of the Corporation’s strategic plan. Furthermore, as was evident during the third quarter, management anticipates that the financial results of the mortgage banking line of business will continue to improve going forward as management continues to execute its strategy to enhance the profitability of mortgage originations by developing new outlets for the sale of mortgage loans, reducing the size of the mortgage servicing portfolio and decreasing expenses associated with the origination and servicing of mortgage loans. Profitability is also expected to be enhanced from continued growth in the Corporation’s key higher-margin deposit and loan products and a continued emphasis on prudent expense control measures.

OPERATING RESULTS BY SEGMENT:

See Note G “Segment Information” for additional information on the Corporation’s lines of business including tabular results of operations for the three and nine months ended September 30, 2004 and 2003. Results of operations for each business unit are derived from management’s internal reporting system used to measure the performance of the segments and the Corporation in total. This management reporting system and the results of operations and financial condition by business unit may not be in accordance with accounting principles generally accepted in the United States. Certain amounts in the prior year periods have been reclassified to conform to the September 30, 2004, presentation for comparative purposes.

Commercial Banking:

The Commercial Banking segment reported net income of $12.9 million and $35.3 million, respectively, for the three and nine months ended September 30, 2004, compared to $10.0 million and $23.0 million for the respective 2003 periods. Net interest income increased $2.2 million and $10.7 million for the three and nine months ended September 30, 2004 compared to the 2003 periods. The increases in net interest income are due primarily to increases totaling $337.0 million in the average balances of the commercial loan portfolio in the 2004 periods over 2003. These commercial loan portfolio increases are due to the continued successful sales efforts of the Corporation’s commercial lenders resulting from the implementation and strategic focus to expand commercial and industrial lending. Total fee and other income increased $2.9 million and $12.3 million for the three and nine months ended September 30, 2004 compared to the 2003 periods primarily due to less intersegment prepayment charges. This intersegment charge, which reduces total fee and other income, represents a fee assessed when commercial loans pay off in full before maturity. These loan prepayment fees totaled $1.7 million and $4.9 million, respectively, for the three and nine months ended September 30, 2004 compared to $3.8 million and $15.8 million for the 2003 periods. Total other expense increased $512,000 and $3.1 million for the three and nine months ended September 30, 2004 compared to the 2003 periods due to increased allocated overhead costs attributable to increases in this segment’s revenues.

OPERATING RESULTS BY SEGMENT (Continued):

Retail Banking:

The Retail Banking segment reported net income of $4.6 million and $8.1 million, respectively, for the three and nine months ended September 30, 2004, compared to $6.0 million and $7.8 million for the respective 2003 periods. Net interest income increased $2.6 million and $7.0 million for the three and nine months ended September 30, 2004, compared to the 2003 periods. The increases in net interest income are due to changes in the transfer pricing spread on certificates of deposit which contributed $2.6 million and $5.3 million, respectively. In addition, interest income on home equity loans increased $773,000 and $3.1 million, respectively, due to higher average portfolio balances totaling $114.8 million and $87.5 million over the 2003 periods. Total fee and other income decreased $9.3 million and $19.6 million for the three and nine months ended September 30, 2004 compared to the 2003 periods. The decreases in total fee and other income comparing periods are due primarily to lower revenue totaling $12.2 million and $25.1 million, respectively, from lower origination volume on residential mortgage loans ($181.5 million and $721.7 million in the 2004 periods compared to $647.2 million and $1.8 billion in the respective 2003 periods). Decreases in total fee and other income are partially offset by increases in insufficient fund charges and overdraft fee income totaling $3.1 million and $6.0 million for the respective periods. These increases are primarily the result of an increase in the Corporation’s customer base and a change in the Corporation’s practice beginning in March 2004 of accepting more overdraft presentments. Total other expense decreased $4.8 million and $13.3 million, respectively, for the three and nine months ended September 30, 2004 compared to the 2003 periods. These net decreases are due primarily to decreases in incentive pay totaling $2.4 million and $7.1 million comparing the 2004 periods to 2003 based on lower mortgage origination volumes. In addition, the termination of the cash back rebate program on debit card purchases decreased 2004 expenses by $262,000 and $1.9 million, respectively, compared to the 2003 periods.

Mortgage Banking:

The Mortgage Banking segment reported net losses of $3.6 million and $13.8 million for the three and nine months ended September 30, 2004, compared to net losses of $5.3 million and $12.6 million for the respective 2003 periods. Compared to the 2003 periods, net interest income decreased $8.6 million and $24.2 million, respectively, for the three and nine months ended September 30, 2004. These decreases in net interest income are due to decreases in interest earned in the 2004 periods compared to 2003 resulting from lower custodial cash earnings and lower warehouse loan balances. The decrease in the custodial cash earnings comparing the respective periods is due to reduced volume of mortgage loan refinancing and prepayment activity. The average custodial cash balance decreased $373.4 million and $229.9 million, respectively, resulting in lower earnings totaling $1.9 million and $5.6 million comparing respective periods. The average warehouse loan balance decreased $550.8 million and $490.2 million, respectively, due to lower mortgage origination volume, resulting in decreased earnings of $7.1 million and $19.6 million comparing the respective periods. Total fee and other income increased $8.4 million and $15.6 million for the 2004 periods over 2003 primarily due to decreases in (i) the service release premium expense totaling $5.7 million and $13.7 million, (ii) amortization of mortgage servicing rights on loans serviced for outsiders totaling $10.8 million and $12.4 million due to slower prepayment speeds and (iii) immediate impairment of mortgage servicing rights totaling $14.7 million that was recorded for the 2003 nine-month period. These increases to total fee and other income were partially offset by decreases in the gain on sale of loans totaling $9.4 million and $21.7 million, respectively, due to a decline in the volumes of loans sold due to lower originations in 2004 and compressed pricing spreads as a result of overcapacity in the industry. Total other expense decreased $2.8 million and $6.7 million for the three and nine months ended September 30, 2004 compared to the 2003 periods due to decreased loan origination costs attributable to lower mortgage loan volume. In addition, mortgage servicing costs decreased due to a lower volume in the pay off of mortgage loans over the respective periods.

Treasury and Other:

The Treasury segment reported net income of $6.4 million and $27.3 million, respectively, for the three and nine months ended September 30, 2004, compared to net income of $11.1 million and $48.6 million for the respective 2003 periods. Net interest income increased $7.9 million and $7.4 million, respectively, for the three and nine months ended September 30, 2004, compared to the 2003 periods. The increases are due primarily to the higher yields earned on the interest-earning investment portfolio. The allocated provision for loan losses is based on a percentage of outstanding loan balances, net of the residual effect of the allocated provision to the other segments. The provision for loan losses decreased $2.6 million and $6.0 million for the three and nine months ended September 30, 2004 compared to the 2003 periods in relation to improved credit quality and lower net loan charge-offs.

OPERATING RESULTS BY SEGMENT (Continued):

Treasury and Other (Continued):

Compared to the 2003 periods, total fee and other income decreased $16.1 million and $38.3 million for the three and nine months ended September 30, 2004. The net decrease comparing the 2004 third quarter to 2003 is due to an increased mortgage servicing valuation adjustment loss of $28.9 million partially offset by net increases of $8.6 million on the sales of investment securities and $4.5 million in allocated net fee income. The net decrease for the 2004 nine-month period compared to the 2003 nine months is due primarily to net decreases of $59.3 million on the sales of investment securities and $18.5 million in revenue from the Mortgage Banking and Retail segments from the allocated portion of the immediate impairment of mortgage servicing rights based on origination volumes. These decreases were partially offset by a decreased servicing valuation adjustment loss of $26.9 million and an increase of $10.5 million in allocated net fee income. The changes in the adjustment to the servicing valuation allowance are due to the changes in prepayment speeds of mortgage loans serviced for others in response to the volatile mortgage interest rate environment. The gains and losses on the sales of available-for-sale investment securities are recognized as part of management’s strategy to partially offset valuation adjustments in the mortgage servicing rights portfolio. Total other expense for the three and nine months ended September 30, 2004, increased $3.1 million and $10.7 million, respectively, compared to the 2003 periods, primarily due to decreases in deferred expenses from lower mortgage loan originations.

CONSOLIDATED RESULTS OF OPERATIONS:

The following sections of this management’s discussion and analysis explain the changes in the major components of net income comparing the consolidated results of operations for the three and nine months ended September 30, 2004 to the respective 2003 periods.

Net Interest Income:

Net interest income totaled $64.4 million for the three months ended September 30, 2004, compared to $60.3 million for the three months ended September 30, 2003, an increase of $4.1 million, or 6.8%. Net interest income on a taxable-equivalent basis totaled $66.0 million for the three months ended September 30, 2004 compared to $62.0 million for 2003. During the three months ended September 30, 2004 and 2003, the net interest rate spreads inclusive of noninterest-bearing deposits were 2.60% and 2.22%, respectively, an increase of 38 basis points comparing periods; and the net yields on interest-earning assets were 2.55% and 2.16%, respectively, an increase of 39 basis points. The increases in the interest rate spread and the net yield on interest-earning assets comparing the respective periods are the result of a 33 basis point decline in the rate incurred on interest-bearing liabilities and a 15 basis point increase in the yield received on interest-earning assets. Although total interest income decreased $11.2 million comparing the respective quarters primarily due to a decrease in the average balance of residential mortgage loans in 2004 in response to a slowdown in refinancing and new loan origination activity, the increase in the yield on interest-earning assets reflects the impact of higher-yielding commercial and consumer loans in the Corporation’s loan mix. Additionally, the improved yield on interest-earning assets reflects lower amortization of net deferred costs and premiums on loans, mortgage-backed securities and investments due to slower prepayment speeds when compared to the prior year. Although the volume of mortgage-backed securities and investments decreased as a result of management’s strategic decision to decrease these portfolios, the yields on these portfolios improved partially due to the replacement of the lower-yielding securities sold with higher-yielding securities. Total interest expense decreased $15.3 million comparing periods due to decreases in both rates and average balances for total deposits, although the benefits provided by noninterest-bearing deposits decreased due to reduced custodial escrow balances associated with the reduction in loans serviced for others compared to last year. The decreases in the cost of savings deposits and FHLB advances reflect the benefits of the termination and maturity of interest rate swap agreements from September 2003 through September 2004. A reduction in the average balance of higher costing FHLB advances also contributed to the overall reduction in the cost of interest-bearing liabilities. This decrease in FHLB advances is related to management’s decision to strategically decrease certain portfolios of residential mortgage loans and available-for-sale securities during the latter half of 2003 that were lower margin contributors to net interest income, along with a corresponding decrease in higher-costing FHLB advances. Additionally, during the latter half of 2003, the Corporation executed other debt restructuring and derivative strategies to improve net interest rate spreads and the net yield on interest-earning assets, the results of which are reflected in 2004 net interest income.

Net Interest Income (Continued):

Net interest income totaled $207.1 million for the nine months ended September 30, 2004, compared to $206.2 million for the nine months ended September 30, 2003, an increase of $860,000. Net interest income on a taxable-equivalent basis totaled $212.0 million for the nine months ended September 30, 2004 compared to $211.3 million for 2003. During the nine months ended September 30, 2004 and 2003, the net interest rate spreads inclusive of noninterest-bearing deposits were 2.72% and 2.44%, respectively, an increase of 28 basis points comparing periods; and the net yields on interest-earning assets were 2.66% and 2.40%, respectively, an increase of 26 basis points. The increases in the interest rate spread and the net yield on interest-earning assets comparing the respective periods result from a 59 basis point decline in the rate incurred on interest-bearing liabilities, partially offset by a 24 basis point decrease in the yield received on interest-earning assets. Although total interest income decreased $65.8 million comparing the respective periods primarily due to a decrease in the average balance of residential mortgage loans in 2004 in response to a slowdown in refinancing and new loan origination activity, the increase in the yield on interest-earning assets reflects the impact of higher-yielding commercial and consumer loans in the Corporation’s loan mix. Additionally, the improved yield on interest-earning assets reflects lower amortization of net deferred costs and premiums on loans, mortgage-backed securities and investments due to slower prepayment speeds when compared to the prior year. Although the volume of mortgage-backed securities and investments decreased as a result of management’s strategic decision to decrease these portfolios, the yields on these portfolios improved partially due to the replacement of the lower-yielding securities sold with higher-yielding securities. Total interest expense decreased $66.5 million comparing periods due to decreases in both rates and average balances for total deposits, although the benefits provided by noninterest-bearing deposits decreased due to reduced custodial escrow balances associated with the reduction in loans serviced for others compared to last year. The decreases in the cost of savings deposits and FHLB advances reflect the benefits of the termination and maturity of interest rate swap agreements from September 2003 through September 2004. A reduction in the average balance of higher-costing FHLB advances also contributed to the overall reduction in the cost of interest-bearing liabilities. This decrease in FHLB advances is related to management’s decision, as mentioned in the preceding paragraph, of the Corporation executing other debt restructuring and derivative strategies during the latter half of 2003 to improve net interest rate spreads and the net yield on interest-earning assets.

Future trends in interest rate spreads and net interest income will be dependent upon and influenced by changes in short-term and long-term market interest rates among other factors. Management currently projects minimal changes in interest rates during the remainder of 2004. Consequently, the net interest rate spread is expected to remain at current levels or slightly increase during the fourth quarter of 2004. In order to further enhance net interest income, the Corporation continues to focus on changing the mix of the loan portfolio to a greater concentration of higher-yielding commercial operating and home equity loans, and increasing lower-costing core deposits.

Net Interest Income (Continued):

The following table presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, average yields earned on interest-earning assets and average rates incurred on total deposits and interest-bearing liabilities during the three months ended September 30:

	2004			2003
(Dollars in Thousands)	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
Interest-earning assets:
Loans-(1)(2)
Residential real estate	$3,306,347	$41,321	5.00%	$4,501,626	$55,170	4.90%
Commercial real estate	1,932,985	30,924	6.32	1,881,969	32,285	6.78
Construction	611,740	10,525	6.73	490,509	8,759	6.99
Commercial operating and other (3)	543,716	7,731	5.58	457,568	6,300	5.40
Consumer home equity	941,580	14,824	6.25	827,289	14,090	6.76
Consumer other	726,110	11,331	6.19	688,074	11,951	6.89

Total loans (2)	8,062,478	116,656	5.74	8,847,035	128,555	5.77
Mortgage-backed securities	1,086,720	10,930	4.02	1,160,610	8,688	2.99
Investments (2)	1,257,317	16,056	5.09	1,545,695	17,641	4.54

Total interest-earning assets (2)	10,406,515	143,642	5.48	11,553,340	154,884	5.33
Noninterest-earning assets	1,153,483			1,304,031

Total assets	$11,559,998			$12,857,371

Noninterest-bearing checking	$911,825	—	—	$1,272,527	—	—
Interest-bearing deposits:
Interest-bearing checking	592,255	375.25		523,930	556.42
Savings (4)	1,207,525	10,869	3.57	1,366,473	15,730	4.57
Money market	1,204,886	4,237	1.40	1,008,238	3,646	1.44

Interest-bearing core deposits	3,004,666	15,481	2.04	2,898,641	19,932	2.73
Certificates of deposit	2,338,196	13,284	2.25	2,650,774	16,615	2.49

Total interest-bearing deposits	5,342,862	28,765	2.14	5,549,415	36,547	2.61

Total deposits	6,254,687	28,765	1.82	6,821,942	36,547	2.13

Advances from FHLB (5)	3,855,121	45,191	4.59	4,357,013	51,545	4.63
Other borrowings	490,400	3,655	2.92	591,168	4,830	3.20

Total interest-bearing liabilities	9,688,383	77,611	3.15	10,497,596	92,922	3.48

Net earnings balance, net interest income and net interest rate spread (2)	718,132	66,031	2.33	1,055,744	61,962	1.85

Total deposits and interest-bearing liabilities	10,600,208	77,611	2.88	11,770,123	92,922	3.11
Other noninterest-bearing liabilities	195,176			378,981
Stockholders’ equity	764,614			708,267

Total liabilities and stockholders’ equity	$11,559,998			$12,857,371

Net interest income and net interest rate spread including noninterest-bearing deposits (2)		$66,031	2.60%		$61,962	2.22%

Net annualized yield on interest-earning assets (2)		2.55%			2.16%

(1)	Includes nonaccruing loans averaging $37.9 million and $64.5 million for the respective periods at a yield of zero percent.
(2)	Includes taxable-equivalent adjustments totaling $1.6 million and $1.7 million, respectively, related to tax-exempt income on certain loans and investments for the three months ended September 30, 2004 and 2003 using the federal statutory tax rate of 35%.
(3)	In addition to commercial operating loans, includes small business, agricultural and Nebraska Investment Finance Authority loans.
(4)	Includes interest expense on derivative related transactions totaling $7.5 million and $13.4 million for the respective periods.
(5)	Includes interest expense on derivative related transactions totaling $12.2 million and $18.7 million for the respective periods.

Net Interest Income (Continued):

The following table presents average interest-earning assets and average interest-bearing liabilities, interest income and interest expense, average yields earned on interest-earning assets and average rates incurred on total deposits and interest-bearing liabilities during the nine months ended September 30:

	2004			2003
(Dollars in Thousands)	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
Interest-earning assets:
Loans-(1)(2)
Residential real estate	$3,566,915	$134,589	5.03%	$4,623,333	$191,133	5.51%
Commercial real estate	1,935,767	93,613	6.40	1,852,075	98,397	7.04
Construction	554,342	29,777	7.06	489,900	26,331	7.09
Commercial operating and other (3)	529,406	21,807	5.42	408,827	17,447	5.64
Consumer home equity	903,451	43,426	6.40	816,029	42,838	7.02
Consumer other	713,482	33,742	6.30	659,376	35,736	7.25

Total loans (2)	8,203,363	356,954	5.78	8,849,540	411,882	6.19
Mortgage-backed securities	1,181,718	34,943	3.94	1,385,127	37,773	3.64
Investments (2)	1,284,360	46,828	4.85	1,556,686	54,897	4.70

Total interest-earning assets (2)	10,669,441	438,725	5.46	11,791,353	504,552	5.70
Noninterest-earning assets	1,195,346			1,276,350

Total assets	$11,864,787			$13,067,703

Noninterest-bearing checking	$960,878	—	—	$1,112,138	—	—
Interest-bearing deposits:
Interest-bearing checking	597,924	1,293.29		516,604	1,908.49
Savings (4)	1,217,485	30,706	3.36	1,454,341	48,431	4.45
Money market	1,180,741	11,921	1.34	833,106	10,217	1.64

Interest-bearing core deposits	2,996,150	43,920	1.95	2,804,051	60,556	2.89
Certificates of deposit	2,454,273	41,529	2.25	2,757,926	54,579	2.65

Total interest-bearing deposits	5,450,423	85,449	2.09	5,561,977	115,135	2.77

Total deposits	6,411,301	85,449	1.78	6,674,115	115,135	2.31

Advances from FHLB (5)	4,051,289	132,816	4.31	4,662,652	163,237	4.62
Other borrowings	443,051	8,449	2.51	591,016	14,879	3.32

Total interest-bearing liabilities	9,944,763	226,714	3.01	10,815,645	293,251	3.60

Net earnings balance, net interest income and net interest rate spread (2)	724,678	212,011	2.45	975,708	211,301	2.10

Total deposits and interest-bearing liabilities	10,905,641	226,714	2.74	11,927,783	293,251	3.26
Other noninterest-bearing liabilities	206,944			394,447
Stockholders’ equity	752,202			745,473

Total liabilities and stockholders’ equity	$11,864,787			$13,067,703

Net interest income and net interest rate spread including noninterest-bearing deposits (2)		$212,011	2.72%		$211,301	2.44%

Net annualized yield on interest-earning assets (2)			2.66%			2.40%

(1)	Includes nonaccruing loans averaging $47.9 million and $68.5 million for the respective periods at a yield of zero percent.
(2)	Includes taxable-equivalent adjustments totaling $4.9 million and $5.1 million, respectively, related to tax-exempt income on certain loans and investments for the nine months ended September 30, 2004 and 2003, using the federal statutory tax rate of 35%.
(3)	In addition to commercial operating loans, includes small business, agricultural and Nebraska Investment Finance Authority loans.
(4)	Includes interest expense on derivative related transactions totaling $23.0 million and $39.1 million for the respective periods.
(5)	Includes interest expense on derivative related transactions totaling $38.8 million and $57.5 million for the respective periods.

Net Interest Income (Continued):

The following table presents the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities, and the amount of change in each attributable to: (i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The net change attributable to changes in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate. The net change between periods in interest expense from interest rate swap and swaption agreements used to hedge savings and FHLB advances is classified in the rate column.

	Three Months Ended September 30, 2004 Compared to September 30, 2003 Increase (Decrease) Due to			Nine Months Ended September 30, 2004 Compared to September 30, 2003 Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income on loans and investments:
Residential real estate	$(14,918)	$1,069	$(13,849)	$(40,915)	$(15,629)	$(56,544)
Commercial real estate	883	(2,244)	(1,361)	4,419	(9,203)	(4,784)
Construction	2,096	(330)	1,766	3,555	(109)	3,446
Commercial operating and other	1,218	213	1,431	5,039	(679)	4,360
Consumer home equity	1,851	(1,117)	734	4,455	(3,867)	588
Consumer other	637	(1,257)	(620)	2,832	(4,826)	(1,994)
Mortgage-backed securities	(584)	2,826	2,242	(5,844)	3,014	(2,830)
Investments	(3,536)	1,951	(1,585)	(9,847)	1,778	(8,069)

Total interest income	(12,353)	1,111	(11,242)	(36,306)	(29,521)	(65,827)

Interest expense on deposits and other debt:
Interest-bearing checking	65	(246)	(181)	267	(882)	(615)
Savings	(302)	(4,559)	(4,861)	(1,476)	(16,249)	(17,725)
Money market	694	(103)	591	3,758	(2,054)	1,704
Certificates of deposit	(1,858)	(1,473)	(3,331)	(5,565)	(7,485)	(13,050)
Advances from FHLB	(3,689)	(2,665)	(6,354)	(12,860)	(17,561)	(30,421)
Other borrowings	(777)	(398)	(1,175)	(3,255)	(3,175)	(6,430)

Total interest expense	(5,867)	(9,444)	(15,311)	(19,131)	(47,406)	(66,537)

Effect on net interest income	$(6,486)	$10,555	$4,069	$(17,175)	$17,885	$710

Provision for Loan Losses and Asset Quality:

The allowance for loan losses is based upon management’s continuous evaluation of the collectibility of outstanding loans, which takes into consideration such factors as changes in the composition of the loan portfolio and economic conditions that affect the borrower’s ability to pay, regular examinations of specific problem loans by the Corporation’s credit review team, quarterly review of criticized loans, and reviews of the overall portfolio quality and market conditions in the Corporation’s lending areas. The Corporation records a provision for loan losses to adjust the allowance for loan losses to an appropriate level to reflect the risks inherent in its portfolios. There can be no assurance that the Corporation will not experience increases in its nonperforming assets or that it will not increase the level of its allowance in the future based on factors such as deterioration in market conditions, changes in borrowers’ financial conditions, delinquencies and defaults.

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

The Corporation recorded loan loss provisions totaling $2.9 million and $10.8 million for the three and nine months ended September 30, 2004, compared to $5.5 million and $16.9 million for the three and nine months ended September 30, 2003. An analysis of the allowance for loan losses is summarized below:

	Three Months Ended September 30		Nine Months Ended September 30
(In Thousands)	2004	2003	2004	2003
Beginning balance	$97,082	$108,740	$108,154	$106,291
Provision charged to operations	2,869	5,475	10,828	16,894
Charge-offs	(6,069)	(6,787)	(28,592)	(20,085)
Recoveries	975	1,295	4,467	5,687
Other	—	(715)	—	(779)

Ending balance	$94,857	$108,008	$94,857	$108,008

Loans charged-off, net of recoveries (“net charge-offs”), totaled $5.1 million and $24.1 million, respectively, for the three and nine months ended September 30, 2004, compared to $5.5 million and $14.4 million, respectively, for the three and nine months ended September 30, 2003. Net charge-offs are higher for the nine months ended September 30, 2004 compared to 2003 primarily due to the charge-off totaling $9.2 million of a performing commercial real estate loan during the first quarter of 2004. This charge-off occurred as a result of management’s decision to sell this loan at a loss since the real estate securing the loan, which was the primary source of repayment, was in a distressed market with no sign of improvement in the near future coupled with a potential indeterminate holding period until the market would stabilize. Management does not anticipate similar problem loans becoming a material issue to the Corporation in the foreseeable future. However, management will continue to consider the option of accelerating the resolution of specific, selected assets, on a case by case basis, that either are nonperforming or are expected to be nonperforming in the near future.

Provision for Loan Losses and Asset Quality (continued):

Nonperforming assets and related information are summarized as of the dates indicated:

(Dollars in Thousands)	September 30, 2004	December 31, 2003
Loans accounted for on a nonaccrual basis (1):
Real estate -
Residential (1)	$12,793	$40,065
Commercial	23,194	7,363
Consumer, commercial operating and other loans	7,663	8,491

Total nonperforming loans	43,650	55,919

Foreclosed real estate:
Commercial	2,407	32,839
Residential	14,640	16,905

Total foreclosed real estate	17,047	49,744

Troubled debt restructurings - commercial	4,676	4,712

Total nonperforming assets	$65,373	$110,375

Nonperforming loans to loans receivable (1)(2)	.56%	.69%
Nonperforming assets to total assets (1)	.57%	.91%

Allowance for loan losses	$94,857	$108,154

Allowance for loan losses to:
Loans receivable (2)	1.22%	1.34%
Total nonperforming loans (1)	217.31%	193.41%

Accruing loans delinquent more than 90 days (1)(3):
Residential real estate	$18,518	$—

(1)	Effective June 30, 2004, management of the Corporation changed its estimate for determining when the collection of residential first mortgage loans becomes doubtful and therefore, when these loans are placed on nonaccrual status. Previously, the Corporation placed all residential first mortgage loans on nonaccrual status when four or more payments were past due. The Corporation now places residential first mortgage loans on nonaccrual when more than twelve payments are missed unless the loan is not both well-secured and in the process of collection. If it is determined that a residential first mortgage loan is not both well-secured and in the process of collection before more than twelve payments are missed, the loan may be placed on nonaccrual at this earlier point in time. The impact of this change in estimate was not material to the Corporation’s results of operations. For all other loans, except credit card loans, interest is generally not accrued when the loan becomes contractually delinquent 90 days or more. Credit card loans continue to accrue interest up to 120 days past due at which point the credit card loan balance plus accrued interest are charged off.
(2)	Based on the net book value of loans receivable before deducting allowance for loan losses at the respective dates.
(3)	At December 31, 2003, there were no accruing loans contractually past due 90 days or more.

The preceding table excludes nonperforming loans held for sale totaling $32.8 million and $25.0 million, respectively, at September 30, 2004 and December 31, 2003, related to the Government National Mortgage Association (“GNMA”) optional repurchase program. These guaranteed mortgage loans serviced for GNMA include loans that have been repurchased or are eligible for repurchase by the Corporation at the Corporation’s option and without prior authorization from GNMA when specific delinquency criteria are met. Therefore, the Corporation is deemed to have regained effective control over these loans. These nonperforming loans are guaranteed by the Federal Housing Administration (“FHA”) or the Department of Veteran’s Administration (“VA”) with the Corporation either reselling these loans or undertaking collection efforts through the FHA/VA foreclosure process for reimbursement of these repurchased loans. The Corporation is reimbursed for substantially all costs incurred after the foreclosure process is complete.

Provision for Loan Losses and Asset Quality (continued):

The allowance for loan losses as a percentage of loans receivable decreased 12 basis points to 1.22% at September 30, 2004 from 1.34% at December 31, 2003 reflecting the impact of the aforementioned $9.2 million charge-off relating to the sale of a performing commercial real estate loan. The decrease also relates to a decline in the Corporation’s level of nonperforming and classified assets during the last nine months of 2004 and the favorable asset quality trends due to management’s continued focus on prudent loan underwriting, active monitoring of loans and aggressive collection efforts. Management actively monitors the adequacy of the allowance for loan losses, including the appropriateness of the allowance in consideration of the risk characteristics and trends of the loan portfolio.

Nonperforming loans at September 30, 2004, decreased $12.3 million compared to December 31, 2003, primarily due to management of the Corporation changing its estimate as of June 30, 2004 of determining when the collection of residential first mortgage loans becomes doubtful and therefore when the loans are placed on nonaccrual status. This change in estimate reduced the Corporation’s nonperforming loans by approximately $18.5 million as of September 30, 2004 accounting for a substantial portion of the $27.3 million decrease in residential nonperforming loans. Partially offsetting the decrease in residential real estate nonperforming loans is an increase in nonperforming commercial real estate loans totaling $15.8 million due primarily to two well-secured commercial real estate loans totaling $11.7 million becoming delinquent during the three months ended September 30, 2004. The $32.7 million net decrease in foreclosed real estate at September 30, 2004, compared to December 31, 2003, is primarily due to the sale in the second quarter of 2004 of a residential master planned community in Nevada totaling $30.0 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2004	2003	2004	2003
Nonsufficient fund charges and overdraft fees	$11,855	$8,466	$31,087	$24,647
Service charges	2,830	3,090	8,517	8,699
Debit and credit card fees, net	1,797	1,963	5,772	6,400
Transaction fees and other	1,143	1,286	3,627	3,571

Retail fees and charges	$17,625	$14,805	$49,003	$43,317

The net increases in nonsufficient fund charges and overdraft fees totaling $3.4 million and $6.4 million, respectively, comparing the 2004 three and nine-month periods to 2003, are primarily the result of an increase in the Corporation’s customer base and a change in the Corporation’s policy and practice beginning in March 2004 related to accepting more overdraft transactions presented by the Bank’s customers. Fees charged on nonsufficient funds and overdraft transactions were increased effective July 1, 2004, which also contributed to the overall increase in retail fees and charges comparing the 2004 periods to 2003.

Net decreases in debit and credit card fees totaling $166,000 and $628,000, respectively, comparing the 2004 three and nine-month periods to 2003 are primarily due to the elimination of the VISA debit annual fee charged to customers during the third quarter of 2004. Another factor contributing to the decrease was the reduction of interchange fees for debit card purchases effective August 1, 2003, due to a third-party settlement of debit card litigation with VISA Inc. to which the Corporation was not a party. As a result of this litigation, the interchange rate paid for debit card transactions was reduced and, therefore, the Corporation generated less fee income per VISA debit card transaction in 2004 compared to fee income generated through July 31, 2003. These decreases were partially offset by an increase in the number of accounts and the dollar amounts of transactions processed comparing the respective periods.

Loan Servicing Fees and Mortgage Servicing Rights Valuation Adjustment:

The major components of loan servicing fees for the periods indicated and the amount of loans serviced for other institutions are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2004	2003	2004	2003
Revenue:
Loan servicing fees	$9,252	$9,278	$28,051	$28,701
Late loan payment fees	1,502	1,633	4,637	5,205

Total revenues	10,754	10,911	32,688	33,906
Amortization of mortgage servicing rights	(10,616)	(21,989)	(37,901)	(52,505)

Loan servicing fees, net	$138	$(11,078)	$(5,213)	$(18,599)

Mortgage servicing rights valuation recoveries (losses)	$(21,644)	$51,800	$(1,671)	$8,479

Loans serviced for other institutions at September 30			$10,902,957	$11,307,562

The amount of revenue generated from loan servicing fees, and changes in comparable periods, are primarily due to the average size of the Corporation’s portfolio of mortgage loans serviced for other institutions and the level of rates for service fees collected. The net decreases in revenues from loan servicing fees comparing the respective three and nine-month periods of 2004 to 2003 are primarily due to a lower balance of loans serviced for others, net of a higher average service fee rate, which increased to .34% for the three and nine months ended September 30, 2004 compared to .33% for the 2003 quarter and .32% for the 2003 nine month period. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The lower amortization of mortgage servicing rights for the 2004 periods compared to 2003 reflects slower loan prepayments comparing the respective periods.

The fair value of the Corporation’s loan servicing portfolio decreases as mortgage interest rates decline and loan prepayments increase. Conversely, the value of the Corporation’s loan servicing portfolio increases as mortgage interest rates rise. Valuation adjustment losses totaling $21.6 million and $1.7 million, respectively, were recorded during the three and nine months ended September 30, 2004, as a reduction to the net carrying amount of the mortgage servicing rights portfolio in response to decreasing long-term interest rates in these periods. These losses compare to valuation adjustment recoveries totaling $51.8 million and $8.5 million, respectively, recorded during the 2003 periods as a result of an increase in interest rates during the latter part of the 2003 third quarter. At September 30, 2004, the valuation allowance on the mortgage servicing rights portfolio totaled $51.0 million compared to $49.3 million at December 31, 2003, and $69.7 million at September 30, 2003.

Gain (Loss) on Sales of Securities and Changes in Fair Values of Derivatives, Net:

The following transactions were recorded for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2004	2003	2004	2003
Gain (loss) on the sales of available-for-sale securities:
Investment securities	$12,588	$(6,625)	$(1,787)	$46,816
Mortgage-backed securities	—	10,625	—	10,723

Net gain (loss) on the sale of available for sale securities	12,588	4,000	(1,787)	57,539
Changes in the fair value of interest rate floor agreements not qualifying for hedge accounting	4,693	(6,308)	(1,426)	(1,317)
Changes in the fair value of interest rate swaption agreements not qualifying for hedge accounting	5,258	—	5,488	—
Change in the fair value of an interest rate cap agreement not qualifying for hedge accounting	(1,286)	650	(1,566)	740
Termination of interest rate swap agreements	—	(29,412)	—	(29,412)
Other items, net	—	(224)	(64)	(713)

Subtotal	8,665	(35,294)	2,432	(30,702)

Gain (loss) on sales of securities and changes in fair values of derivatives, net	$21,253	$(31,294)	$645	$26,837

During the three and nine months ended September 30, 2004, the Corporation sold available-for-sale investment securities totaling $236.3 million and $1.4 billion, respectively, resulting in a pretax gain of $12.6 million for the three month period and a pretax loss totaling $1.8 million for the nine-month period. The pretax gain in the 2004 third quarter on the sale of these investment securities was recognized to partially offset the valuation adjustment loss totaling $21.6 million in the mortgage servicing rights portfolio recorded in the three months ended September 30, 2004. Changes in the fair value of interest rate floor agreements and interest rate swaption agreements discussed in the following paragraph, which do not qualify for hedge accounting also partially offset valuation adjustment losses recognized in the mortgage servicing rights portfolio. During the three and nine months ended September 30, 2003, the Corporation sold available-for-sale investment and mortgage-backed securities totaling $1.2 billion and $2.0 billion, respectively, resulting in pretax gains of $4.0 million and $57.5 million, respectively. A portion of the 2003 gains were recognized to partially offset the impact to net income caused by the recognition of a $29.4 million loss on the termination of certain swap agreements that were previously hedging FHLB advance debt that was paid down. The Corporation’s sales of securities recorded in the three and nine months ended September 30, 2003 also reflect gains and losses recognized as part of management’s strategy to offset valuation adjustments in the mortgage servicing rights portfolio, continued high levels of amortization of mortgage servicing rights due to the low interest rate environment and the resulting increase in mortgage loan prepayments, and accelerated amortization of net deferred costs and premiums on mortgage loans and mortgage-backed securities.

At September 30, 2004 and 2003, the Corporation had interest rate floor agreements with notional amounts totaling $1.6 billion and $1.4 billion, respectively. During 2004, net market valuation adjustments related to these interest rate floor agreements were recorded resulting in a gain of $4.7 million for the third quarter and a loss of $1.4 million for the 2004 nine-month period. During the three and nine months ended September 30, 2003, net market valuation adjustment losses totaled $6.3 million and $1.3 million, respectively. These interest rate floor agreements are used to protect the fair value of the mortgage servicing rights portfolio to impairment exposure risk from declining interest rates. During the three months ended June 30, 2004, the Corporation entered into three interest rate swaption agreements with notional amounts totaling $150.0 million. These swaption agreements are also used to protect the fair value of the mortgage servicing portfolio. During the 2004 three and nine-month periods, net market valuation adjustment gains of $5.3 million and $5.5 million, respectively, were recorded related to these interest rate swaption agreements.

At September 30, 2004, the Corporation had an interest rate cap agreement with a notional amount totaling $100.0 million. Net market valuation adjustments were recorded during the three and nine months ended September 30, 2004 resulting in losses totaling $1.3 million and $1.6 million, respectively. This interest rate cap agreement is used to protect against the risk of a potential rise in interest rates.

Gain on Sales of Loans:

The Corporation’s mortgage-banking activities involve the origination of mortgage loans and the subsequent sale of these mortgage loans in the secondary market with loan servicing retained. The category in the Consolidated Statement of Income entitled “Gain on Sales of Loans” includes changes in the fair values of certain derivative financial instruments (forward loan sales commitments, rate lock commitments to originate mortgage loans held for sale and call options) and changes in the fair value of hedged items (warehouse loans) in addition to net realized gains on the sales of loans. These derivative financial instruments relate to mortgage banking activities. Warehouse loans which qualify for hedge accounting are recorded at fair value with the changes in fair value reported in current earnings. Warehouse loans which do not qualify for hedge accounting are carried at the lower of cost or market. See Note E “Derivative Financial Instruments” for additional information related to derivative financial instruments.

During the three and nine months ended September 30, 2004, mortgage loans totaling $717.8 million and $2.2 billion were sold. This compares to mortgage loans sold totaling $1.5 billion and $4.3 billion, respectively, during the three and nine months ended September 30, 2003. Mortgage loans are typically originated by the Corporation and sold in the secondary market. Generally, for loans originated during 2004 within the Corporation’s market area, the loans are sold with loan servicing retained while loans originated outside of the Corporation’s market area are sold with loan servicing released. The Corporation recorded net gains on (i) the sales of loans and (ii) changes in the fair values of mortgage banking related derivative financial instruments and hedged items during the three and nine months ended September 30, 2004, totaling $1.4 million and $4.1 million, compared to net gains of $9.3 million and $23.3 million, respectively, for the three and nine months ended September 30, 2003. The decreases in net gains are primarily attributable to a significant decline in the volume of loans sold due to lower originations in 2004 and compressed loan pricing spreads as a result of overcapacity in the industry. Furthermore, the Corporation’s implementation of guidance provided by the SEC in SAB No. 105 effective January 1, 2004, resulted in a reduction to the gain on sales of loans totaling $2.4 million for the nine months ended September 30, 2004.

Bank Owned Life Insurance:

In December 2000, the Corporation invested in two BOLI policies with a total contract value of $200.0 million. During the three and nine months ended September 30, 2004, the Corporation recorded $2.9 million and $13.9 million, respectively, in net revenue from the BOLI program compared to $2.8 million and $8.4 million during the three and nine months ended September 30, 2003. The increase for the nine months ended September 30, 2004, compared to 2003 is due to an amendment signed on one of these BOLI policies effective February 25, 2004, resulting in the recognition of an asset and an increase to income totaling $5.3 million in the first quarter of 2004. This amendment allows the Corporation to receive a guaranteed payment of a certain component of the BOLI policy if there is a full and complete surrender of all outstanding certificates of the BOLI.

Other Operating Income:

The major components of other operating income for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2004	2003	2004	2003
Brokerage commissions	$2,255	$1,687	$6,557	$5,793
Insurance services income	1,211	1,551	4,092	4,361
Credit life and disability commissions	445	288	1,394	655
Loan fee income	2,944	1,991	5,149	4,771
Other income	1,071	1,881	4,498	5,101

Other operating income	$7,926	$7,398	$21,690	$20,681

Brokerage commissions for the three and nine months ended September 30, 2004, increased over the 2003 periods due primarily to increased trade volume due to more favorable market conditions in 2004 compared to 2003. Insurance services income decreased due to lower sales comparing the 2004 periods to 2003 attributable to lower rates of return offered on annuity products making the annuity products less attractive to customers and lower commissions paid by insurance companies in 2004 compared to 2003. Credit life and disability commissions increased for the three and nine months ended September 30, 2004, compared to the respective 2003 periods primarily due to higher volumes of policies written due to increased consumer and home equity loan volume. Loan fee income increased for the 2004 three and nine-month periods compared to the 2003 periods primarily due to a $1.7 million prepayment penalty collected in the 2004 third quarter on the early pay-off of a commercial real estate loan partially offset by lower loan fee income due to decreases in certain loan volumes and related fee generation.

General and Administrative Expenses:

General and administrative expenses totaled $63.3 million for the three months ended September 30, 2004, compared to $67.1 million for the three months ended September 30, 2003. The net decrease in the 2004 third quarter compared to 2003 is primarily due to net decreases in loan expenses, other operating expenses and advertising, partially offset by net increases in outside services, foreclosed real estate and compensation and benefits. Loan expenses decreased $2.4 million for the 2004 period compared to 2003 primarily as a result of significantly higher loan servicing expenses in 2003 related to higher loan prepayment activity. Other operating expenses decreased $1.6 million for the 2004 quarter compared to 2003 primarily due to adjustments recorded on the impairment of fixed assets and losses on the sales and disposals of fixed assets. The $780,000 decrease in advertising is primarily due to the discontinuation of promotions relating to checking products and the termination of the cash incentive program for debit card transactions offered through July 31, 2003. The $677,000 increase in outside services comparing the three months ended September 30, 2004, to 2003 is due primarily to increased costs in special project-related consulting services. The $354,000 increase in foreclosed real estate is primarily due to a net decrease in the gain on the sale of foreclosed properties and an increase in impairment losses recorded on foreclosed properties. These increases are partially offset by a decrease to net operating expenses due to the sale of the residential master planned community in Nevada during the second quarter of 2004. Compensation and benefits increased $349,000 for the three months ended September 30, 2004, compared to 2003 primarily due to reductions in deferred costs associated with loan originations due to lower loan origination volume in 2004, annual merit increases, severance costs and increases in costs of employer benefits. These increases were partially offset by decreases in mortgage loan commissions and production incentive bonuses in the 2004 period compared to the 2003 period due to record levels of loan origination volumes spurred by historically low interest rates during 2003 and a decrease in management incentive plan bonuses for 2004 compared to 2003.

General and administrative expenses totaled $199.5 million for the nine months ended September 30, 2004, compared to $204.8 million for 2003, a decrease of $5.3 million. Loan expenses decreased by $3.6 million comparing the respective periods primarily as a result of significantly higher loan servicing expenses in 2003 related to higher loan prepayment activity. Advertising decreased $3.0 million for the 2004 nine-month period compared to 2003 primarily due to the discontinuation of promotions relating to checking products and the termination of the cash incentive program for debit card transactions. Foreclosed real estate decreased $1.3 million for the 2004 period compared to 2003 primarily due to the recognition of income totaling $2.2 million on the sale of a residential master planned community in Nevada. The $1.1 million decrease in occupancy and equipment is due primarily to a decrease in equipment depreciation partially due to accelerated depreciation taken in 2003 in anticipation of the company-wide upgrade of personal computers that occurred during 2004 and the latter part of 2003. The $1.1 million decrease in item processing comparing periods is due to a decrease in internet banking expenses. Outside services increased $2.8 million for the 2004 period compared to 2003 primarily due to increased special project-related consulting costs. The net increase totaling $2.1 million in compensation and benefits for the nine months ended September 30, 2004, compared to 2003 is primarily due to reductions in deferred costs associated with loan originations due to lower loan origination volume in 2004, annual merit increases, severance costs and increases in costs of employer benefits. These increases were partially offset by decreases in mortgage loan commissions, production incentive bonuses in the 2004 period compared to the 2003 period due to record levels of loan origination volumes spurred by historically low interest rates during 2003 and a decrease in management incentive plan bonuses for 2004 compared to 2003. Management of the Corporation anticipates that general and administrative expenses will remain stable or decrease slightly for the remainder of 2004 due to the continued emphasis on prudent expense control measures.

Amortization of Core Value of Deposits:

For the three and nine months ended September 30, 2004, amortization of core value of deposits totaled $984,000 and $3.4 million, respectively, compared to $1.2 million and $4.3 million, respectively, for the three and nine months ended September 30, 2003. The net decreases in amortization expense for the 2004 three and nine-month periods compared to the 2003 periods are due to core value of deposits amortizing on an accelerated run-off basis and certain core value of deposits fully amortized as of June 30, 2004.

Provision for Income Taxes:

The provision for income taxes totaled $6.6 million and $19.0 million, respectively, for the three and nine months ended September 30, 2004, compared to $8.4 million and $25.9 million, respectively, for the three and nine months ended September 30, 2003. The effective income tax rates for the three and nine months ended September 30, 2004, were 24.5% and 25.1%, respectively, compared to 27.7% and 27.9%, for the respective 2003 periods. The effective income tax rates are lower for the 2004 periods compared to the 2003 periods due to the lower levels of pre-tax income and to increases primarily in BOLI income, tax-exempt interest income and tax credits. The effective tax rates for the three and nine months ended September 30, 2004 and 2003, vary from the statutory rate of 35.0% due primarily to tax benefits from the BOLI, tax-exempt interest income and tax credits.

LIQUIDITY AND CAPITAL RESOURCES:

The Corporation manages its liquidity at both the parent company and subsidiary levels. The objective of liquidity management is to ensure the Corporation has the continuing ability to maintain cash flows that are sufficient to fund operational needs and meet obligations and other commitments on a timely and cost-effective basis. The parent company requires cash for the payment of dividends on its common stock, principal and interest payments on borrowings, settlement of income tax payments, and repurchases of its common stock. The principal asset of the parent company is its investment in the capital stock of the Bank. Since the parent company does not generate any significant revenues independent of the Bank, the parent company’s liquidity is dependent on the extent to which it receives cash distributions from the Bank and the extent to which it is able to borrow funds. The parent company also receives funds from the Bank, or pays funds to the Bank, for income taxes of the parent company as provided in the corporate tax sharing agreement. In addition, the parent company also receives cash from the exercise of stock options by employees and directors.

On October 22, 2004 the parent company announced its election to redeem on December 1, 2004 all $21.7 million of its 7.95% fixed-rate subordinated extendible notes due December 1, 2006. These Notes will be redeemed at par plus accrued interest for a total cash outlay approximating $21.9 million on December 1, 2004. The parent company is currently considering financing alternatives to fund the redemption of these Notes including using available cash.

The Bank’s ability to pay cash distributions to the parent company is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Capital distribution regulations of the OTS, as defined, allow the Bank to pay capital distributions during a calendar year upon notice to the OTS. These capital distributions are limited to the sum of 100% of the Bank’s retained net income (defined as net income determined in accordance with generally accepted accounting principles less total capital distributions declared) for the current calendar year plus the Bank’s retained net income for the preceding two calendar years. Capital distributions in excess of the Bank’s retained net income require the submission of an application for approval from the OTS. At September 30, 2004, the Bank would be permitted to pay an aggregate amount approximating $340,000 without prior approval of the OTS.

The parent company’s ability to continue its common stock repurchases through the remainder of 2004 is dependent on the Bank’s ability to generate sufficient earnings, while maintaining regulatory capital at a well-capitalized level. Management closely evaluates its capital and liquidity position before stock repurchases are made. During the three and nine months ended September 30, 2004, the parent company repurchased 655,000 and 2,489,900 shares, respectively, of its common stock at a cost of $17.4 million and $66.1 million, respectively. As of September 30, 2004, there remained 1,758,800 shares of the Corporation’s common stock to be repurchased by June 30, 2005, under a repurchase program approved by the Board of Directors.

Cash dividends paid by the parent company to its common stock shareholders are subject to the discretion of the Board of Directors of the Corporation and depend on a variety of factors, including operating results and financial condition, liquidity, regulatory capital limitations and other factors. Payments of cash dividends totaled $5.4 million and $15.7 million, respectively, for the three and nine months ended September 30, 2004, compared to $4.4 million and $12.5 million for the respective 2003 periods. The increases in the current year cash dividend payments are in line with the Corporation’s goal of increasing dividends at or above the growth rate of earnings in future periods. The Corporation’s ability to meet this goal will be contingent on the Bank’s capacity to pay cash distributions to the parent company in consideration of regulatory limitations.

The Bank’s primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the FHLB and (iv) cash generated from operations. Net cash flows provided by operating activities totaled $160.5 million for the nine months ended September 30, 2004, compared to net cash flows used totaling $75.9 million for the nine months ended September 30, 2003. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the timing of cash outlays for purchases and originations of loans for resale and the receipt of proceeds from the sales of mortgage loans held for sale. The volatility in cash flows associated with loans held for sale is affected by the timing of cash outlays for mortgage loan originations and purchases and the receipt of proceeds from the sales of mortgage loans. However, due to the cyclical pattern of mortgage loan activity (originations, purchases and sales) and the short period of time between the origination or purchase of the loans and the subsequent sale (generally, 60 days or less), the amount of funding necessary to sustain the mortgage banking operations does not significantly affect the Bank’s overall liquidity requirements.

Net cash provided or used by investing activities fluctuates from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities, (ii) the purchase and origination of loans held for investment and (iii) the purchases and sales of available-for-sale mortgage-backed and investment securities. Net cash flows provided by investing activities totaled $645.6 million and $854.4 million, respectively, during the nine months ended September 30, 2004 and 2003. The current 2004 period net cash inflow is primarily due to loan and mortgage-backed security prepayments exceeding the cash outlays for the purchase of loans. These prepayments occurred as a result of the relatively low interest rate environment during this period. In addition, this activity involved the Bank’s sales of securities to generate net gains to strategically offset the valuation adjustment loss related to mortgage servicing rights totaling $1.7 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2003, gains on sales of securities were recognized to partially offset the impact to net income due to the recognition of a $29.4 million loss on the termination of certain swap agreements that were previously hedging FHLB debt that was paid down. The Bank’s sales of securities in

LIQUIDITY AND CAPITAL RESOURCES (Continued):

2003 also reflect net gains recognized to strategically offset valuation adjustments of mortgage servicing rights, high levels of amortization of mortgage servicing rights and accelerated amortization of net deferred costs and premiums on mortgage loans and mortgage-backed securities.

Net cash flows used by financing activities totaled $798.6 million and $811.0 million, respectively, for the nine months ended September 30, 2004 and 2003. Advances from the FHLB and deposits have been the primary sources to provide for the Corporation’s funding needs during each of the periods presented. The Corporation experienced a net decrease in deposits totaling $205.4 million for the nine months ended September 30, 2004, compared to a net increase of $153.8 million for the nine months ended September 30, 2003. The net decrease in deposits for the nine months ended September 30, 2004, is due to net decreases in certificates of deposits and custodial escrow accounts totaling $249.8 million and $46.7 million, respectively, partially offset by a net increase of $91.0 million in core deposits. The net decrease in certificates of deposit is due to the run-off in the higher costing certificates of deposit portfolio pursuant to the Corporation’s business strategy. The Corporation’s current pricing is to offer rates in the mid-range relative to its markets. Custodial escrow accounts are lower due to lower mortgage loan activity attributed to higher interest rates and the decrease in the Corporation’s residential mortgage loan servicing portfolio. The net increase of $91.0 million in core deposits, which excludes escrow accounts, is primarily attributable to new product promotion and a corresponding increase in new customer accounts. The $153.8 million increase in deposits at September 30, 2003, is due to net increases in core deposits excluding escrow accounts totaling $420.6 million partially offset by net decreases in certificates of deposit and custodial escrow accounts totaling $256.0 million and $10.8 million, respectively. The net reduction in FHLB advances totaling $716.9 million at September 30, 2004, compared to December 31, 2003, is primarily due to scheduled maturity repayments and adjustable-rate three-month FHLB advances the Corporation elected not to renew in conjunction with the Corporation’s ongoing plan to reduce its lower-yielding investment and mortgage-backed securities and pay down a portion of FHLB advances. The net proceeds used to repay these FHLB advances primarily came from the sale of available-for-sale investment securities. At September 30, 2003, the Corporation had a net decrease of FHLB advances totaling $889.1 million primarily due to net repayments. During the nine months ended September 30, 2004, the Corporation repurchased 2,489,900 shares of its common stock at a cost of $66.1 million. At September 30, 2004, there remained 1,758,800 shares of common stock of the Corporation that had been authorized by the Board of Directors to be repurchased by June 30, 2005. During the nine months ended September 30, 2003, the Corporation repurchased 2,988,700 shares of its common stock at a cost of $68.9 million.

During the second quarter of 2004, the Community Development Financial Institutions Fund of the United States Department of the Treasury selected a subsidiary of the Bank to participate in the New Markets Tax Credit Program (“NMTC Program”). Participation in the NMTC Program enables the Corporation to acquire federal tax credits by making loans to qualified businesses and individuals in low-income communities. The Corporation’s overall maximum tax credit would be equal to 39% of its $23.0 million total allowable equity investment, credited at a rate of 5% in each of the first three years and 6% in each of the final four years. There was no activity during the 2004 third quarter under this program.

Through the normal course of operations, the Corporation enters into certain contractual obligations and other commitments. These obligations generally relate to the funding of operations through debt issuances as well as leases for premises and equipment. As a financial institution, the Corporation routinely enters into off-balance sheet agreements including commitments to extend credit, standby letters of credit, and financial guarantees on loans sold with recourse and on other contingent obligations. Residential loan commitments are generally expected to settle within three months following September 30, 2004. All other loan commitments are generally expected to settle in less than one year following September 30, 2004. The outstanding commitments to originate loans or fund commercial and consumer lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. Such commitments are subject to the same credit policies and approval processes accorded to loans made by the Corporation. Mortgage loan commitments include loans in the process of approval for which the Corporation has rate lock commitments. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described. At September 30, 2004, the Corporation had $1.2 billion of outstanding loan commitments. See Note F “Commitments and Contingencies” for additional information regarding the Corporation’s commitments and guarantees. Certain commitments of the Corporation are derivative financial instruments. See Note E “Derivative Financial Instruments” for additional information regarding derivative financial instruments.

The Corporation’s other contractual obligations (long-term debt, certificates of deposit, capital and operating lease obligations, and purchase obligations) have not changed significantly in the aggregate at September 30, 2004 compared to December 31, 2003. Management closely monitors the availability of liquid and capital resources to meet the Corporation’s funding requirements for operating activities, including commitments and contractual obligations. Management does not foresee any difficulties in meeting its liquidity requirements in order to ensure the safety and soundness of its operations.

Item 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Information as of September 30, 2004, concerning the Corporation’s exposure to market risk, has not changed significantly compared to the December 31, 2003, disclosures presented under Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Corporation’s Annual Report on Form 10-K for the Corporation’s year ended December 31, 2003.

Item 4. CONTROLS AND PROCEDURES

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-14(c) under the Exchange Act) as of September 30, 2004. Based upon such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2004, such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Corporation in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Any system of controls can only provide reasonable assurance of the objectives the systems are designed to obtain. The Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

There have been no significant changes in the Corporation’s internal controls over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Corporation’s last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e). Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The following table details the Corporation’s purchases of its common stock during the third quarter ended September 30, 2004:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that can be Purchased Under the Plans
July 2004:
Beginning Date - July 1 Ending Date - July 30	176,300	$26.45	176,300	2,237,500

August 2004:
Beginning Date - August 2 Ending Date - August 24	327,700	$26.49	327,700	1,909,800

September 2004:
Beginning Date - September 22 Ending Date - September 30	151,000	$26.96	151,000	1,758,800

Information concerning the Corporation’s publicly announced plans authorizing purchases of its common stock during the nine months ended September 30, 2004, is as follows:

Date Purchase Plan Announced	Number of Common Shares Approved for Purchase	Expiration Date of Purchase Plan (As Announced)
November 25, 2002	5,000,000	Purchase plan was 100%
		completed on May 14, 2004
		(Plan was to expire June 30, 2004)

November 25, 2003	3,000,000	June 30, 2005

Item 5. Other Information

The Bank assumed a lawsuit in its merger with Mid Continent against the Government relating to a supervisory goodwill claim. The Bank was awarded $5,600,000 in damages in January 2004. The Government filed a Motion for Reconsideration of this ruling in February 2004 which was denied. On July 16, 2004, the Government filed its appellate brief with the United States Court of Appeals for the Federal District. The Bank filed an appellate brief with the Court on September 22, 2004. It is anticipated that the Government will file a responsive brief on or about November 4, 2004. The ultimate collectibility of this award is contingent on a number of factors and future events which are beyond the control of the Bank, as to substance, timing and amount of damages that may be paid to the Bank. The Corporation has not recorded a receivable pursuant to this award.

On October 22, 2004 the Corporation announced its election to redeem on December 1, 2004 all $21,725,000 of its 7.95% fixed-rate subordinated extendible notes due December 1, 2006 (the “Notes”). These Notes will be redeemed at par plus accrued interest for a total cash outlay approximating $21,869,000 on December 1, 2004. The Corporation is currently considering financing alternatives to fund the pay-off of these Notes including using available funds at the parent company.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a).

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a).

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL FEDERAL CORPORATION
(Registrant)

Date: November 4, 2004	/s/ David S. Fisher
David S. Fisher, Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 4, 2004	/s/ Gary L. Matter
Gary L. Matter, Senior Vice President,
Controller and Secretary
(Principal Accounting Officer)