Form 10-K
period 2004-12-31
COMMERCIAL FEDERAL CORP
filed 2005-03-01
CIK 744778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2004

Commission File Number: 1-11515

 COMMERCIAL FEDERAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Nebraska	47-0658852
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13220 California Street, Omaha, Nebraska	68154
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:    (402) 554-9200

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.01 Per Share Shareholder Rights Plan	New York Stock Exchange New York Stock Exchange
Title of Each Class	Name of Each Exchange on Which Registered

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

As of June 30, 2004, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average high and low sales price of the registrant’s common stock as quoted on the New York Stock Exchange was $762,895,090. As of February 17, 2005, there were issued and outstanding 39,233,436 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders—See Part III.

COMMERCIAL FEDERAL CORPORATION

FORM 10-K INDEX

i

COMMERCIAL FEDERAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS TABLE INDEX

ii

PART I

ITEM 1.	BUSINESS

Forward Looking Statements

The statements in this Form 10-K that are not historical fact are forward-looking statements that involve inherent risks and uncertainties. Management cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied by, the forward looking statements. Factors that might cause a difference include, but are not limited to: fluctuations in interest rates, the effect of regulatory or government legislative changes, general economic conditions, competitive pressures in the geographic and business areas where Commercial Federal Corporation conducts its operations, changes in real estate values, expected cost savings and revenue growth not fully realized, the progress of strategic initiatives and whether realized within expected time frames and technology changes. These forward-looking statements are based on management’s current expectations. Actual results in future periods may differ materially from those currently expected because of various risks and uncertainties. Forward-looking statements may be identified by the use of words such as ‘anticipate,’ ‘believe,’ ‘estimate,’ ‘expect,’ ‘intend,’ ‘plan,’ ‘should,’ ‘will,’ or similar expressions.

General

Commercial Federal Corporation (the “parent company”) was incorporated in Nebraska on August 18, 1983, as a unitary non-diversified savings and loan holding company. References in this document to the “Corporation” are to Commercial Federal Corporation and its consolidated subsidiaries and references to the “Bank” are to Commercial Federal Bank, a Federal Savings Bank, and its consolidated subsidiaries. The parent company’s status as a unitary non-diversified savings and loan holding company provides an organizational structure that permits the Corporation to diversify its financial services to activities allowed by regulation at the parent company level and at the Bank level. The general offices of the Corporation are located at 13220 California Street, Omaha, Nebraska 68154.

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

The Bank is a federally chartered savings institution with deposits insured by the Savings Association Insurance Fund (“SAIF”) that is administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to regulatory oversight, supervision and examination by the Office of Thrift Supervision (“OTS”). The Bank operates as a community banking institution offering commercial and retail banking services including mortgage loan origination and servicing, commercial and industrial lending, small business banking, construction lending, cash management services, deposit services, brokerage and insurance services, and Internet banking.

At December 31, 2004, the Corporation had assets of $11.5 billion and operated 198 branches located in its seven-state region of Colorado (50), Nebraska (43), Iowa (40), Kansas (27), Oklahoma (19), Missouri (13) and Arizona (6). The Bank is one of the largest retail financial institutions headquartered in the Midwest and, based upon total assets at December 31, 2004, the Bank was one of the largest thrift institutions in the United States. In addition, the Corporation serviced a residential mortgage loan portfolio totaling $13.4 billion at December 31, 2004, with $10.6 billion in mortgage loans serviced for third parties and approximately $2.8 billion in mortgage loans owned by the Bank. For additional information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) under Item 7 of this Form 10-K Annual Report for the Year Ended December 31, 2004 (the “Report”).

The Corporation’s results of operations may be sensitive to general business and economic conditions in the United States and, in particular, the seven-state region where it has significant operations. These conditions include, among other things, interest rates, monetary supply, debt and equity capital market activity, national and local economies, real estate values, consumer spending, and borrowing and savings habits. As examples, an economic downturn, an increase in unemployment or higher interest rates could decrease the demand for loans and other products and services and result in deterioration in overall credit quality. The relationship of short-term interest rates to long-term interest rates impacts the shape of the yield curve which directly influences the Corporation’s interest rate risk management strategies.

The long-term economic and political effects of international hostilities and terrorism remain uncertain, which could impact the economy and could negatively affect the Corporation’s financial condition. Events that could adversely affect the Corporation’s business and operating results in other ways cannot be predicted. Uncertainty in the economy could negatively impact the purchasing and decision-making activities of the Corporation’s customers as well. If international hostilities, terrorist activity, or other unpredictable factors cause an economic decline, the financial condition and operating results of the Corporation could be materially adversely affected.

The Corporation’s operations also are significantly affected by the fiscal and monetary policies of the federal government and by the policies of financial institution regulatory authorities, including the OTS, the Board of Governors of the Federal Reserve System and the FDIC. The policies of the Federal Reserve Board impact the Corporation significantly since they regulate the supply of money and credit in the United States. Those policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments the Corporation holds. Those policies determine to a significant extent the Corporation’s cost of funds for lending and investing. Changes in those policies are beyond the Corporation’s control and are difficult to predict. Deposit flows and costs of funds are also influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for consumer and commercial financing, which are influenced by the interest rates at which such financings may be offered, the availability of funds, and other factors, such as the supply of housing for mortgage loans and regional economic situations.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Topeka, which is one of the 12 regional banks comprising the FHLB System. The Bank is further subject to regulations of the Federal Reserve Board, which governs reserves required to be maintained against deposits and certain other matters. As a federally chartered savings bank, the Bank is subject to numerous restrictions on operations and investments imposed by applicable statutes and regulations. See the “Supervision and Regulation” section of this Report.

Principal Products, Services and Business Activities

The Bank operates as a community banking institution offering commercial banking, retail banking and mortgage banking related products and services. Principal products offered by commercial banking include commercial operating loans, commercial and multi-family real estate loans, commercial and residential construction loans, agricultural loans, small business loans, dealer services, commercial demand deposits, and cash management products and services. Traditional consumer banking and financial services, including the origination of residential mortgage loans, are provided through retail banking operating activities. The mortgage banking line of business is principally focused on the origination and purchase of residential mortgage loans and the sale of these mortgage loans in the secondary market, in addition to the purchase and sale of the rights to service mortgage loans.

The Corporation is strongly focused on the growth of its commercial operating and small business loan portfolios through its branch network. The Corporation offers commercial demand deposit products and an Internet-based cash management program to strengthen its commercial banking relationships. Cash management services allow businesses access to electronic banking features such as funds transfers, vendor payments, direct payroll deposits, wire transfers and other services.

The Corporation also leverages its network of branch offices to originate commercial and multi-family real estate loans and commercial and residential construction loans. Commercial real estate loans are secured by various types of commercial properties including office buildings, shopping centers, warehouses and other income-producing properties primarily located within the Corporation’s principal market areas of Denver, Colorado; Omaha, Nebraska; Des Moines, Iowa; and the Kansas City metropolitan areas. Multi-family residential loans consist of loans secured by various types of properties, including town-homes, condominiums and apartment projects with more than four dwelling units located in these same market areas. The Corporation’s commercial and residential construction lending activity is primarily tied to operations in its seven-state region and in the greater Las Vegas, Nevada area.

The Corporation originates and purchases first mortgage loans for the purpose of financing or refinancing existing single-family residential properties through its branch network and nationwide wholesale network of correspondent banks and residential mortgage brokers. These single-family residential loans are generally originated following the underwriting, appraisal, and documentation standards acceptable to the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) to facilitate the sale of such loans in the secondary market. Mortgage loans sold to these agencies have generally been sold with servicing rights retained by the Corporation, thereby generating ongoing loan servicing fee income. Additionally, the Corporation sells qualifying single-family residential loans to the FHLB with servicing rights retained or in some cases, to other investors with the accompanying rights to service such loans generally released and sold to the buyer. The Corporation also chooses to retain the ownership of certain originated and purchased residential mortgage loans in accordance with its asset/liability management strategies.

The Corporation’s residential mortgage loan servicing portfolio is subject to reduction as a result of the normal amortization and prepayment of outstanding mortgage loans. The servicing income generated from the loan servicing portfolio and the value of the Corporation’s loan servicing portfolio may be adversely affected as mortgage interest rates decline and loan prepayments increase. The Corporation manages this risk through the use of interest rate floor agreements and other hedging strategies.

The Corporation aggressively markets its various deposit and consumer loan products since these are the principal entry points for consumers seeking a banking relationship. Deposit products primarily include checking, savings, money market and certificates of deposit. Consumer loan products offered primarily include home equity loans, auto loans, secured and unsecured loans, and credit card loans. These products are offered through the Corporation’s retail banking network and direct mail solicitations. Many other related consumer services are offered by the Corporation including overdraft protection, on-line bill paying, cash advances, safe deposit and night depository facilities, electronic funds transfers, and wire transfer services. The Corporation also offers investment services and a variety of insurance products. The Bank has free-standing branch offices and supermarket locations, many of which offer extended weekday and weekend hours. Customers are further provided with the convenience of alternative delivery channels including online banking via the Bank’s website, www.comfedbank.com; telephone banking, utilizing a 24-hour AccessNow automated customer service system tied to extended-hour operator availability; and ATMs through the Corporation’s proprietary network and links to other national and international ATM services.

The Corporation is not dependent upon a single or a few customers whereby the loss of which would result in a material adverse effect to the Corporation. No material portion of the Corporation’s business is considered seasonal.

Segment Reporting

The Corporation’s operations are aligned into four lines of business for management reporting purposes: Commercial Banking, Retail Banking, Mortgage Banking and Treasury. This business operation alignment allows management to make well-informed operating decisions, to focus resources to benefit both the Corporation and its customers, and to assess performance and products on a continuous basis. See “MD&A — Operating Results by Segment” and Note 20 “Segment Information” of this Report for additional information.

Subsidiaries

Commercial Federal Bank, a Federal Savings Bank, is the principal subsidiary of the parent company. At December 31, 2004, the Bank held 11 wholly-owned subsidiaries. Descriptions of the principal active subsidiaries of the Bank follow.

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

Commercial Federal Insurance Corporation (“CFIC”)

CFIC serves as a full-service independent insurance agency, offering a full line of homeowners’, commercial (including property and casualty), health, auto and life insurance products. Additionally, a wholly-owned subsidiary of CFIC provides reinsurance on credit life and disability policies written by an unaffiliated carrier for consumer loan borrowers of the Corporation.

Commercial Federal Service Corporation (“CFSC”)

CFSC was formed primarily to develop and manage real estate, principally apartment complexes located in eastern Nebraska, directly and through a number of limited partnerships. Subsidiaries of CFSC act as general partner and syndicator in many of the limited partnerships. Under the capital regulations of the Bank, investments in and loans to CFSC are fully excluded from regulatory capital. See “Supervision and Regulation — Regulatory Capital Requirements” of this Report for additional information.

REIT Holding Company (“REIT”)

The real estate investment trust was formed to hold mortgage loan participation interests. All earnings from the REIT are derived from loan participation interests acquired from the Bank.

For a complete listing of all subsidiaries of the Corporation, see Exhibit 21 “Subsidiaries of the Corporation” of this Report, which is incorporated herein by reference.

Employees

At December 31, 2004, the Corporation and its wholly-owned subsidiaries had 2,827 employees.

Competition

The Corporation faces strong competition in the attraction of deposits and in the origination of real estate, consumer and commercial loans. Its most direct competition for deposits comes from financial institutions located in its primary market areas. In addition, the Corporation competes with mortgage banking companies, insurance companies and other institutional lenders. The Corporation’s primary market area for deposits includes its seven-state region and, for retail loan originations, also includes Las Vegas, Nevada (primarily residential construction lending). Management believes that the Corporation’s extensive branch network enables the Corporation to compete effectively for deposits and loans against other financial institutions. The Corporation has been able to attract deposits primarily by offering depositors a wide variety of deposit accounts, the convenience of alternative delivery channels, a full range of financial services and competitive rates of interest. The Corporation competes for loans principally through the efficiency and quality of the service provided to borrowers and the interest rates and loan fees charged. Interest rates charged by the Corporation on its loans are primarily determined by pricing requirements in the secondary market and competitive loan rates offered in its lending areas.

Supervision and Regulation

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

As a savings and loan holding company, the parent company is also subject to the OTS’s regulation, examination, supervision and reporting requirements. In addition, since the Corporation’s common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation is subject to regulation by the Securities and Exchange Commission (the “SEC”) under the federal securities laws and must comply with the Exchange Act information, proxy solicitation, insider trading restrictions and other requirements. Finally, as the Corporation’s common stock is listed on the New York Stock Exchange (the “NYSE”), the Corporation must comply with the NYSE’s listing standards in order for the common stock to continue to be listed. Certain of these regulatory requirements are referred to within this “Supervision and Regulation” section or appear elsewhere in this Report.

Regulatory Capital Requirements

At December 31, 2004, the Bank exceeded all minimum regulatory capital requirements mandated by the OTS. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five regulatory capital categories: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, and authorized banking regulatory agencies to take prompt corrective action with respect to institutions in the three undercapitalized categories. These corrective actions become increasingly more stringent as an institution’s regulatory capital declines. Prompt corrective action may include, without limitation, restricting the ability of the Corporation to pay dividends, restricting acquisitions or other activities, and placing limitations on asset growth. At December 31, 2004, the Bank exceeded the minimum requirements for the well-capitalized category under FDICIA.

The OTS requires savings institutions with more than a “normal” level of interest rate risk to maintain additional total capital. The Bank is not deemed to have more than a normal level of interest rate risk, as defined, and therefore is not required to increase its total capital as a result of the rule. In addition, the Director of the OTS is authorized to establish higher minimum levels of capital for a savings institution if the Director determines that such institution is in need of more capital in light of the particular circumstances of the institution. The Director of the OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC. See Note 16 “Regulatory Capital” of this Report for additional information.

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

The Bank was in compliance with this requirement at December 31, 2004.

Liquidity Requirements

Under OTS regulations, savings associations are required to maintain sufficient liquidity to ensure their safe and sound operation. Management believes that the Bank’s procedures for managing liquidity are sufficient to ensure the Bank’s safe and sound operations.

Qualified Thrift Lender Test

Savings institutions like the Bank are required to satisfy a qualified thrift lender (“QTL”) test. To be a QTL, an institution must either meet the Home Owner’s Loan Act (“HOLA”) QTL test or the Internal Revenue Service (“IRS”) tax code Domestic Building and Loan Association (“DBLA”) test. To be a QTL under the HOLA test, the Bank must maintain at least 65.0% of its portfolio assets (total assets less goodwill and other intangible assets, property the Bank uses in conducting its business and liquid assets in an amount not exceeding 20.0% of total assets) in “Qualified Thrift Investments.” Qualified Thrift Investments consist primarily of residential mortgage loans, mortgage-backed securities, home equity loans and other securities related to domestic, residential real estate or manufactured housing. The shares of stock the Bank owns in the FHLB of Topeka also qualify as Qualified Thrift Investments as do loans for educational purposes, loans to small businesses and loans made through credit card accounts. Certain other types of assets also qualify as Qualified Thrift Investments subject to an aggregate limit of 20.0% of portfolio assets.

Compliance with the QTL HOLA test is measured on a monthly basis and the Bank must meet the test in nine out of 12 months. To be a QTL under the DBLA test, an institution must meet a business operations test and a 60.0% of assets test during its taxable year, with both tests defined under IRS regulations. Savings institutions may use either test to qualify as a QTL and may switch from one test to the other. If the Bank satisfies either test, it will continue to enjoy full borrowing privileges from the FHLB of Topeka. If it does not satisfy either test it may lose its borrowing privileges and be subject to activities and branching restrictions applicable to national banks. The Bank was in compliance with the QTL test throughout 2004.

Restrictions on Capital Distributions

The OTS limits the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution must submit notice to the OTS prior to making a capital distribution if:

•	it does not qualify for expedited treatment under OTS application processing regulations,

•	it would not be well-capitalized after the distribution,

•	the distribution would result in the retirement of any of the institution’s common or preferred stock or debt counted as its regulatory capital, or

•	it is a subsidiary of a holding company.

A savings institution must file an application to the OTS and obtain its approval prior to paying a capital distribution if:

•	it does not qualify for expedited treatment under OTS application processing regulations,

•	it would not be adequately-capitalized following the distribution,

•	its total distributions for the calendar year exceeds its net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or

•	the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS.

The Bank pays cash distributions to the parent company on a periodic basis primarily to cover the amount of the principal and interest payments on the parent company’s debt, to fund the parent company’s common stock repurchases and to repay the parent company for the common stock cash dividends paid to the parent company’s stockholders. The Bank is currently required to file an application to the OTS to obtain its approval prior to paying a capital distribution. Total distributions exceeded the Bank’s retained net income for calendar year 2004 plus the preceding two years (the “retained net income standard”) by $19.2 million. In addition to the above authority, the OTS may prohibit any savings institution from making a capital distribution if the OTS determined that the distribution constituted an unsafe or unsound practice. Furthermore, under the OTS’s prompt corrective action regulations, the Bank would be prohibited from making any capital distributions if, after making the distribution, the Bank would not satisfy its minimum capital requirements.

Deposit Insurance

The Bank’s deposit accounts are insured up to applicable regulatory limits by the SAIF which is administered by the FDIC. The FDIC establishes an assessment rate for deposit insurance premiums which protects the insurance fund and considers the fund’s operating expenses, case resolution expenditures, income and effect of the assessment rate on the earnings and capital of SAIF members. The SAIF assessment is based on the capital adequacy and supervisory rating of the institution and is assigned by the FDIC.

The FDIC’s assessment schedule for SAIF deposit insurance mandates the assessment rate for well-capitalized institutions. Institutions with the highest supervisory ratings are assessed at a zero rate and institutions in the lower risk classification are assessed at the rate of .27% of insured deposits. The insured deposits of the Bank are assessed at a zero rate. In addition, all institutions are required to pay assessments to help fund interest payments on certain bonds issued by the Financing Corporation. The Financing Corporation assessment rate is reset quarterly. The annualized rates assessed on insured deposits for each of the calendar quarters during 2004 were 1.54 basis points, 1.54 basis points, 1.48 basis points and 1.46 basis points, respectively.

Transactions with Related Parties

Generally, transactions between the Bank and any of its affiliates must comply with Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder as interpreted by the OTS. Section 23A limits the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate up to an amount equal to 10.0% of such institution’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates up to an amount equal to 20.0% of such capital stock and surplus. Savings institutions are also prohibited from making loans to any affiliate that is not engaged in activities permissible to bank holding companies. Section 23B requires that such transactions be on terms as substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. An affiliate of a savings institution is any company or entity that controls, is controlled by, or is under common control with, the savings institution. In a holding company context, the parent holding company of a savings institution and any companies that are controlled by such parent holding company are affiliates of the savings institution.

Loans to Executive Officers, Directors and Principal Stockholders

Savings institutions are also subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10.0% stockholder of a savings institution and certain affiliated interests of such persons may not exceed, together with all other outstanding loans to such persons and affiliated interests, the institution’s loans-to-one-borrower limit (generally equal to 15.0% of the institution’s unimpaired capital and surplus). Section 22(h) also prohibits the making of loans above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10.0% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting. Regulation O requires board of director approval for loans to executive officers, directors and principal stockholders for loan amounts aggregating $500,000 or more as well as for loan amounts exceeding the greater of $25,000 or 5.0% of capital and surplus. Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

Savings institutions must also comply with Section 22(g) of the Federal Reserve Act and Regulation O on loans to executive officers and the restrictions of 12 U.S.C. Section 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act restricts the amounts and types of loans that can be made to executive officers. Section 1972 prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions. Section 1972 also prohibits extensions of credit to executive officers, directors, and greater than 10.0% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

Federal Reserve System Reserve Requirements

Pursuant to current regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3.0% on transaction account balances over $7.0 million and up to $47.6 million, plus 10.0% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

Savings and Loan Holding Company Regulation

The parent company is a registered savings and loan holding company. As such, it is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the parent company and any affiliates.

Activities Restrictions

Since the parent company only owns one thrift institution that was acquired prior to May 4, 1999, it is classified as a grandfathered unitary savings and loan holding company. There are generally no restrictions on the activities of a grandfathered unitary savings and loan holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity that constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose restrictions to address such risk. If the parent company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the parent company would become a multiple savings and loan holding company. In addition, if the Bank fails to meet the QTL test, then the parent company would also become subject to the activity restrictions applicable to multiple holding companies. A multiple savings and loan holding company may only engage in the following activities:

•	furnishing or performing management services for a subsidiary savings institution;

•	conducting an insurance agency or escrow business;

•	holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution;

•	holding or managing properties used or occupied by a subsidiary savings institution;

•	acting as trustee under deeds of trust;

•	those activities authorized by regulation as of March 5, 1987, to be engaged in by multiple holding companies;

•	those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities; or

•	activities permitted for financial holding companies under the Bank Holding Company Act.

The parent company would also have to register as a bank holding company and become subject to applicable restrictions unless the Bank requalified as a QTL within one year thereafter. See “Supervision and Regulation — Qualified Thrift Lender Test” of this Report.

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

The USA PATRIOT Act

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

The Bank has implemented the policies and procedures that federal banking agencies have passed as regulations pursuant to the USA PATRIOT Act.

The Gramm-Leach-Bliley Act

On November 12, 1999, the Gramm-Leach-Bliley Act (the “GLB Act”) was signed into law. Effective March 11, 2000, the GLB Act authorized affiliations between banking, securities and insurance firms and authorized bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities permitted for bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The GLB Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the parent company, by firms which are engaged in commercial activities, unless the parent company ceases to engage in activities that are not permissible for a savings and loan holding company which is not an exempt unitary holding company, and it limits the permissible activities of unitary holding companies formed after May 4, 1999.

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

Corporate Governance

On July 30, 2002, the President of the United States signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) which mandated a variety of reforms intended to address corporate and accounting fraud. The Corporation believes that it has complied with all provisions of the Act. The Act provides for the establishment of a new Public Company Accounting Oversight Board (“PCAOB”) which enforces auditing, quality control and independence standards for firms that audit SEC-reporting companies and is funded by fees from all SEC-reporting companies. The Act imposes higher standards for auditor independence and restricts performance of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client requires preapproval by the Corporation’s audit committee members. In addition, certain audit partners must be rotated periodically. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, the Corporation’s counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

The Act also increases the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent, pursuant to Rule 10A-3 of the Exchange Act and the listing standards of the NYSE, and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, all SEC reporting companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC rules) and if not, why not. Audit committees of publicly traded companies have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters.

It is unlawful for any person that is not a registered public accounting firm (“RPAF”) with the PCAOB to audit an SEC-reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Corporation’s financial statements for the purpose of rendering the financial statement’s materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to management’s assessment of and report on the Corporation’s internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

The NYSE submitted corporate governance rules to the SEC which were approved on November 4, 2003, and subsequently amended. Failure to comply with these rules could result in the delisting of the common stock of the Corporation or subject the Corporation to other penalties as determined by the NYSE. The Corporation has complied with all of the NYSE corporate governance standards as follows:

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

Subsidiaries

The Bank is permitted to invest an amount up to 2.0% of its consolidated regulatory assets in capital stock and secured and unsecured loans in its service corporations, as defined, and an amount up to an additional 1.0% of its consolidated regulatory assets when such additional investment is used for community development purposes. In addition, federal savings institutions meeting regulatory capital requirements and certain other tests may invest up to 50.0% of their regulatory core capital in conforming first mortgage loans to service corporations. As of December 31, 2004, the Bank was in compliance with this limitation requirement for investment in service corporations. In addition, the Bank has authority to invest without separate or aggregate limit in operating subsidiaries engaged in activities in which the Bank could conduct directly.

Regulatory capital standards require savings associations to deduct from capital 100% of all post-April 12, 1989, investments in and extensions of credit to subsidiaries engaged in activities not permissible for national banks. The Bank has two subsidiaries (Commercial Federal Service Corporation and First Savings Investment Corporation) engaged in activities not permissible for national banks. At December 31, 2004, the Bank’s total investment in these two subsidiaries was $4.5 million, which was deducted from regulatory capital. At December 31, 2004, the Bank had 11 wholly-owned subsidiaries. With the exception of the two real estate subsidiaries discussed above, these subsidiaries engage in activities considered permissible for national banks, therefore not requiring deductions from capital.

The Bank is required to give the FDIC and the Director of the OTS 30 days prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. Both the FDIC and the Director of the OTS have authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of an institution.

Taxation

The Corporation is subject to the provisions of the Internal Revenue Code of 1986, as amended. The Corporation and all includible subsidiaries file a consolidated federal income tax return based on a June 30 fiscal year end. Taxable income is determined on an accrual basis. The IRS has completed examination of the income tax returns of the Corporation through June 30, 1999.

The State of Nebraska imposes a franchise tax on all financial institutions. The franchise tax is assessed at a rate of $.47 per $1,000 of average deposits, limited to 3.81% of the financial institution’s income before tax (including subsidiaries) as reported on the financial institution’s regulatory filings. Many of the other states in which the Corporation conducts business impose franchise or income taxes on companies doing business in those states. For further information regarding income taxes see Note 14 “Income Taxes” of this Report.

Available Information

The Corporation makes its annual, current and quarterly reports and any amendments to these reports available, free of charge, on its corporate website, www.comfedbank.com, as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Other information on the Corporation and the Bank are also available on this website. Information and reports on the Corporation’s website are not incorporated by reference to this Annual Report on Form 10-K.

Executive Officers of the Registrant

The executive officers of the Corporation and/or the Bank are as follows:

Name	Age at December 31, 2004	Current Position(s)

William A. Fitzgerald	67	Chairman of the Board and Chief Executive Officer

Frederick R. Kulikowski	46	Director, President and Chief Operating Officer

David S. Fisher	48	Chief Financial Officer and Executive Vice President

John S. Morris	53	Chief Credit Officer and Executive Vice President of the Bank

Lauren W. Kingry	53	Executive Vice President of the Bank

Robert E. Gruwell	56	Senior Vice President of the Bank

Kevin C. Parks	50	Senior Vice President of the Bank

Officers of the Corporation are elected annually by the Board of Directors and serve at the pleasure of the Board of Directors. The principal occupation of each executive officer of the Corporation and/or the Bank for the last five years is set forth below:

William A. Fitzgerald — Chairman of the Board and Chief Executive Officer of the Corporation and the Bank. Mr. Fitzgerald joined Commercial Federal in 1955. He was named Vice President in 1968, Executive Vice President in 1973, President in 1974, Chief Executive Officer in 1983 and Chairman of the Board in 1994. Mr. Fitzgerald joined Commercial Federal’s Board of Directors in 1973. Mr. Fitzgerald is well known in the banking community for his participation in numerous industry organizations, including the Federal Home Loan Bank Board, the Heartland Community Bankers, the Board of America’s Community Bankers and the Board of Governors of the Federal Reserve System Thrift Institutions Advisory Council. Mr. Fitzgerald is the Chairman of the Board for Creighton University, on the Board of Governors for the Knights of Ak-Sar-Ben, a Trustee on the Archbishop’s Committee for Educational Development and a Board Member for the Omaha Symphony.

Frederick R. Kulikowski — Director, President and Chief Operating Officer of the Corporation and the Bank. Mr. Kulikowski joined the Bank in December 2004. Mr. Kulikowski served as Senior Vice President of Small Business Banking at M&T Bank from 2002 to November 2004. From 1998 to 2002, Mr. Kulikowski served as Senior Vice President for M&T Bank’s Consumer Banking operations. Prior to joining M&T in 1998, Mr. Kulikowski served as President and Chief Executive Officer of Citibank (New York State), a commercial and retail bank subsidiary of Citicorp.

David S. Fisher — Chief Financial Officer and Executive Vice President of the Corporation and the Bank. Mr. Fisher oversees all financial functions, as well as Operations, Information Technology, Investor Relations, Real Estate and Administrative Services. Mr. Fisher joined the Bank in June 2000. Mr. Fisher served as Senior Vice President and Treasurer of Associated Banc-Corp from May 1998 to May 2000 and was responsible for financial analysis and planning, investments, funding, asset/liability management, treasury and investment accounting functions. Previously, Mr. Fisher was Senior Vice President and director of funds management and bank investments at First of America Bank Corporation from 1988 to 1998. Mr. Fisher serves as a board member for the Nebraska Bankers Association and Children’s Hospital.

John S. Morris — Chief Credit Officer and Executive Vice President of the Bank. Mr. Morris joined the Bank in December 2001. Mr. Morris served as Senior Vice President of Credit Administration for U.S. Bank from February 1996 to December 2001. Mr. Morris is a board member for Nebraska Methodist College.

Lauren W. Kingry — Executive Vice President of the Bank. In February 2005, Mr. Kingry was appointed Southwest Regional President. Since December 2001, Mr. Kingry served as the Director of Commercial Banking and Executive Vice President after holding the position of Senior Vice President. Mr. Kingry joined the Bank in February 1998 through the acquisition of Liberty Bank and Trust.

Robert E. Gruwell — Senior Vice President of the Bank. Mr. Gruwell has served as Treasurer since 2000 and has also served as the Director of Mortgage Banking since March 2004. Mr. Gruwell served as Assistant Treasurer from December 1996 through 2000.

Kevin C. Parks — Senior Vice President of the Bank. Mr. Parks has served as Director of Retail Banking since December 2001. Mr. Parks served as Director of Internal Audit from November 1993 through November 2001. Mr. Parks has resigned from the Bank effective March 2005.

ITEM 2.	PROPERTIES

As of December 31, 2004, the Corporation conducted business through 198 branch offices in seven states: Colorado (50), Nebraska (43), Iowa (40), Kansas (27), Oklahoma (19), Missouri (13) and Arizona (6). During 2004, seven new branches were opened in Colorado, Nebraska and Iowa. In addition, construction of a new operations center building in Omaha, Nebraska started in 2004 with the completion scheduled for April 2005.

At December 31, 2004, the Corporation owned the buildings for 110 of its branch offices and leased the remaining 88 branches under leases expiring (not assuming exercise of renewal options) between February 2005 and August 2031. The Corporation has 249 “Cashbox” ATMs located throughout its seven-state region. At December 31, 2004, the total net book value of land, office properties and equipment owned by the Corporation was $174.4 million. Management believes that the Corporation’s premises are suitable for its present and anticipated needs. The Corporation’s business segments utilize the Corporation’s properties except for the Treasury segment which primarily only utilizes the corporate headquarters.

ITEM 3.	LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Corporation, the Bank or any subsidiary is a party or to which any of their property is subject which are expected to have a material adverse effect on the Corporation’s financial position.

The Bank assumed a lawsuit in its merger with Mid Continent Bancshares, Inc. (“Mid Continent”), a 1998 acquisition, against the United States government (the “Government”) relating to a supervisory goodwill claim filed by the former Mid Continent. The Bank was awarded $5.6 million in damages on January 29, 2004. The Government filed a Motion for Reconsideration of this ruling on February 12, 2004, which was denied. On July 16, 2004, the Government filed its appellate brief with the United States Court of Appeals for the Federal District (the “Court”). The Bank filed an appellate brief with the Court on September 22, 2004. The Government filed a responsive brief on November 22, 2004, and a corrected brief on November 30, 2004. The Bank filed a reply brief on December 20, 2004. The Government filed a joint appendix on December 23, 2004. Oral arguments are scheduled for April 7, 2005. The ultimate collectibility of this award is contingent on a number of factors and future events which are beyond the control of the Bank, as to substance, timing and amount of damages that may be paid to the Bank. The Corporation has not recorded a receivable pursuant to this award.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR COMMERCIAL FEDERAL CORPORATION’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded on the New York Stock Exchange under the symbol “CFB.” The following table sets forth the high, low and closing sales prices and dividends declared for the periods indicated for the common stock:

	Common Stock Price			Dividends Declared
Quarter Ended	High	Low	Close
December 31, 2004	$30.38	$26.94	$29.71	$.135
September 30, 2004	28.22	25.73	26.98	.135
June 30, 2004	28.35	24.58	27.10	.135
March 31, 2004	28.33	26.25	27.60	.125

December 31, 2003	27.68	24.13	26.71	.125
September 30, 2003	25.18	21.38	24.35	.100
June 30, 2003	23.75	20.25	21.20	.100
March 31, 2003	24.10	20.70	21.72	.090

The following table details the Corporation’s purchases of its common stock during the fourth quarter ended December 31, 2004:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that can be Purchased Under the Plan
October 2004: Beginning Date—October 1 Ending Date—October 31	12,500	$27.38	12,500	1,746,300

November 2004: Beginning Date—November 1 Ending Date—November 30	28,300	$28.94	28,300	1,718,000

December 2004: Beginning Date—December 1 Ending Date—December 31	251,200	$29.71	251,200	1,466,800

(1)	On November 25, 2003, the Corporation’s Board of Directors approved and the Corporation publicly announced the repurchase of 3,000,000 shares of common stock to be completed by June 30, 2005.

As of December 31, 2004, there were 39,254,139 shares of common stock issued and outstanding that were held by approximately 5,100 shareholders of record and 4,067,833 shares subject to outstanding stock options. The number of shareholders of record does not reflect the persons or entities who hold their stock in nominee or “street” name.

Cash dividends declared for 2004 totaled $21.2 million, or $.53 per common share, compared to $17.9 million, or $.415 per common share, for 2003. For information regarding the payment of future dividends and any possible restrictions see “MD&A — Liquidity and Capital Resources” and Note 15 “Stockholders’ Equity and Regulatory Restrictions” of this Report.

ITEM 6.	SELECTED FINANCIAL DATA

	As of or for the Year Ended December 31,				As of or for the Six Months Ended December 31, 2000 (1)	As of or for the Year Ended June 30, 2000
	2004	2003	2002	2001
	(Dollars in Thousands Except Per Share Data)

Interest income	$575,525	$650,744	$777,053	$871,374	$498,732	$927,690
Interest expense	303,244	375,174	449,325	563,945	344,297	585,549

Net interest income	272,281	275,570	327,728	307,429	154,435	342,141
Provision for credit losses	(14,002)	(22,003)	(31,002)	(38,945)	(27,854)	(13,760)
Retail fees and charges	66,181	57,798	55,279	53,519	25,650	43,230
Loan servicing fees, net of mortgage servicing rights amortization	(4,917)	(29,995)	8,099	22,680	12,104	25,194
Mortgage servicing rights valuation adjustment, net	4,313	28,678	(60,417)	(19,058)	(583)	—
Gain (loss) on sales of securities and changes in fair values of derviatives, net	(6,219)	26,767	40,583	15,422	(69,462)	—
Gain (loss) on sales of loans	5,039	23,916	36,173	8,739	(18,023)	(110)
Bank owned life insurance	17,470	11,574	12,654	12,986	(3,370)	—
Other operating income	28,611	27,943	28,067	27,235	12,123	33,613
General and administrative expenses	263,716	271,409	260,070	234,483	151,017	252,019
Amortization of core value of deposits	4,402	5,533	6,368	7,211	3,903	8,563
Amortization of goodwill	—	—	—	8,134	4,250	8,673

Income (loss) before income taxes and cumulative effect of change in accounting principle	100,639	123,306	150,726	140,179	(74,150)	161,053
Income tax provision (benefit)	24,276	34,286	43,723	43,374	(19,691)	55,269

Income (loss) before cumulative effect of change in accounting principle	76,363	89,020	107,003	96,805	(54,459)	105,784
Cumulative effect of change in accounting principle, net (2)	—	—	—	—	(19,125)	(1,776)

Net income (loss)	$76,363	$89,020	$107,003	$96,805	$(73,584)	$104,008

Earnings (loss) per common share: (3)
Income (loss) before cumulative effect of change in accounting principle	$1.87	$2.02	$2.33	$1.92	$(1.00)	$1.82
Cumulative effect of change in accounting principle, net (2)	—	—	—	—	(.35)	(.03)

Net income (loss)	$1.87	$2.02	$2.33	$1.92	$(1.35)	$1.79

Dividends declared per common share	$.53	$.415	$.35	$.31	$.14	$.28

Other data:
Net interest rate spread (4)	2.70%	2.49%	2.80%	2.65%	2.49%	2.70%
Net yield on interest-earning assets (4)	2.64%	2.44%	2.79%	2.68%	2.47%	2.80%
Return on average total assets	.65%	.70%	.81%	.75%	(1.07)%	.77%
Return on average total stockholders’ equity	10.09%	12.01%	14.10%	12.12%	(16.19)%	10.85%
Average total stockholders’ equity to average total assets	6.44%	5.79%	5.76%	6.21%	6.62%	7.10%
Dividend payout ratio	28.34%	20.54%	15.02%	16.15%	n/a	15.36%
Total number of branches at end of period	198	192	189	196	241	255

(Continued on next page)

	As of or for the Year Ended December 31,				As of or for the Six Months Ended December 31, 2000 (1)	As of or for the Year Ended June 30, 2000
	2004	2003	2002	2001
	(Dollars in Thousands Except Per Share Data)

Total assets	$11,451,453	$12,188,859	$13,092,932	$12,902,994	$12,536,221	$13,793,038
Investment securities	1,071,223	1,055,055	1,296,050	1,150,345	771,137	993,167
Mortgage-backed securities	996,844	1,337,805	1,632,622	1,829,728	1,514,510	1,220,138
Loans held for sale, net	276,772	351,539	914,474	381,365	242,200	183,356
Loans receivable, net	7,698,970	7,956,743	7,703,016	8,066,375	8,651,174	10,224,336
Core value of deposits	12,430	16,832	22,365	28,733	36,209	42,488
Goodwill	162,717	162,717	162,717	162,717	171,218	188,362
Deposits	6,422,783	6,454,610	6,439,041	6,396,522	7,694,486	7,330,500
Advances from Federal Home Loan Bank	3,685,630	4,484,708	4,848,997	4,939,056	3,565,465	5,049,582
Other borrowings	310,958	215,243	621,192	526,582	175,343	206,026
Stockholders’ equity	789,330	755,353	750,100	729,694	859,656	987,978
Book value per common share	20.11	18.20	16.57	15.87	16.16	17.67
Regulatory capital ratios of the Bank:
Tangible capital	6.19%	5.93%	5.75%	5.54%	6.48%	6.55%
Core capital (Tier 1 capital)	6.19%	5.88%	5.69%	5.56%	6.51%	6.59%
Risk-based capital—
Tier 1 capital	9.03%	9.13%	9.15%	9.47%	10.80%	11.74%
Total capital	10.61%	10.87%	10.87%	11.37%	11.79%	12.59%

(1)	In 2000, the Corporation changed its year end to December 31 from June 30.
(2)	Represents the cumulative effect of the change in method of accounting for derivative instruments and hedging activities, net of income tax benefit, for the six months ended December 31, 2000, and for start-up and organizational costs, net of income tax benefit, for the fiscal year ended June 30, 2000.
(3)	All periods presented are based on diluted earnings (loss) per share. The conversion of stock options for the six months ended December 31, 2000, is not assumed since the Corporation incurred a loss from operations. As a result, for the six months ended December 31, 2000, the diluted loss per share is computed the same as the basic loss per share.
(4)	Includes taxable-equivalent adjustments related to tax-exempt income using the statutory tax rate of 35.0%.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commercial Federal Corporation is a unitary non-diversified savings and loan holding company whose primary asset is Commercial Federal Bank, a Federal Savings Bank. The Bank is one of the largest financial institutions headquartered in the Midwest and one of the largest thrift holding companies in the United States. The Bank, with a thrift charter, operates as a community banking institution, offering commercial and retail banking, mortgage banking, insurance and investment services.

Executive Management Overview

The Corporation, headquartered in Omaha, Nebraska, operated 198 branches in Colorado, Nebraska, Iowa, Kansas, Oklahoma, Missouri and Arizona as of December 31, 2004. The Corporation conducts commercial and retail banking activities, as well as loan origination activities through its branch network, other alternative delivery channels, loan offices and a nationwide wholesale network of correspondent banks and residential mortgage brokers. The Corporation also provides insurance products and securities brokerage services in addition to other retail financial services.

The Corporation’s revenues are from three principal sources: net interest income, retail fee income and loan servicing income. These revenues are derived from loan products and services (primarily single-family residential, consumer, commercial real estate and commercial operating loans), deposit products and services, and mortgage loan servicing. Consistent with its continuing strategy, the Corporation has been highly focused on the growth of commercial and consumer loan products and core deposit products that diversify the product mix and contribute to enhanced core profitability. This focus aligns with the Corporation’s continuing objective to transition its balance sheet from that of a traditional thrift institution to more of a commercial banking franchise.

The Corporation’s strategy is further centered on building multiple product relationships with the Bank’s existing customer base and expanding the Bank’s market share most predominantly in its high-growth markets. Seven new branches were opened in 2004 across Colorado, Nebraska and Iowa utilizing a state of the art design that leverages the latest technology to most conveniently and effectively serve the customer. By incorporating new technology and creating a customer experience focused on client convenience and service, the new offices offer alternatives to broaden and strengthen customer relationships. The Corporation emphasizes the importance of its sales and service culture to deepen and broaden its relationships with retail and commercial banking clients to enhance core profitability. During 2004, the Corporation recorded net increases in the following five targeted core business drivers:

•	7% in core deposit balances (checking, savings, and money market accounts, excluding custodial escrows),

•	4% in the number of retail checking accounts,

•	33% in the number of commercial and small business checking accounts,

•	47% in commercial operating outstanding loan balances, and

•	16% in home equity outstanding loan balances.

As the above results indicate, the Corporation has made notable progress in the growth of these targeted commercial and consumer banking products. With the expansion and strengthening of the Bank’s customer relationships, the potential for growth in net interest and fee income will be enhanced. The Corporation’s operations are also continually reviewed in order to gain efficiencies, enhance productivity and minimize costs.

The Corporation’s net income for 2004 was $76.4 million, or $1.87 per diluted share, compared to net income of $89.0 million, or $2.02 per diluted share for 2003 and $107.0 million, or $2.33 per diluted share for 2002. The financial results of the Corporation were largely influenced by general economic conditions and the interest rate environment, including the shape of the yield curve. Improved general economic conditions during 2004 positively impacted the Corporation which is reflected in improvements in credit quality and loan growth. However, the Federal Reserve gradually raised the short-term targeted Federal Funds rate from 1.00% to 2.25% during the second half of 2004, while long-term interest rates were nearly unchanged during 2004. This flattening of the yield curve has put pressure on the Corporation’s net interest margin and its ability to increase net interest income. Although economic conditions and the interest rate environment are not in the Corporation’s control, management strives to mitigate risks and optimize opportunities presented by changes in these external factors through the execution of its business plan and overall balance sheet management strategies.

The financial results of the Corporation were largely impacted by the performance of the mortgage banking segment. For the year ended December 31, 2004, the mortgage banking segment incurred a net loss of $17.9 million compared to a net loss of $26.8 million for the year ended December 31, 2003. The reduction in the net loss reflects the effects of slower loan prepayments, due to an industry-wide slowdown in mortgage loan refinancing activity, and the resulting $26.6 million reduction in the Corporation’s amortization of mortgage servicing rights. In spite of the positive impact from these slower loan prepayments, loan prepayment speeds continued to be at higher than historical levels resulting in higher than normal levels of mortgage servicing rights amortization during 2004. Additionally, the Corporation experienced a reduction in the gain on sale of mortgage loans of $18.9 million comparing 2004 to 2003 due to the industry-wide slowdown in refinancing and new loan origination activity as well as increasingly competitive pricing due to overcapacity in the mortgage industry. Of this reduction, $2.8 million relates to the Corporation’s implementation of guidance pursuant to SEC Staff Accounting Bulletin No. 105 (“SAB No. 105”) effective January 1, 2004. See Note 23 “Current Accounting Pronouncements” of this Report for additional information on SAB No. 105.

The slight increase in long-term interest rates at year end 2004 compared to a year ago resulted in the recognition of a $4.3 million net recovery in the valuation of mortgage servicing rights for 2004. This valuation recovery was mostly offset by the recognition of losses on the sales of available-for-sale securities which were specifically held by the Corporation to offset changes in the fair value of mortgage servicing rights and changes in the fair value of certain derivatives also used to offset changes in the fair value of mortgage servicing rights.

Net interest income for 2004, on a taxable-equivalent basis, decreased by $3.4 million from 2003, while the Corporation’s net interest rate spread improved by 21 basis points (inclusive of the effects of noninterest-bearing deposits). The improvement in the net interest rate spread resulted primarily from the reduction in the cost of interest-bearing liabilities reflecting the benefits of the termination and maturity of certain interest rate swap agreements from September 2003 through September 2004. The decrease in net interest income was largely due to the decrease in the average outstanding balances for residential mortgage loans and the reduction in the yield on the Corporation’s real estate loan portfolios primarily during the first half of 2004 when residential and commercial real estate mortgage interest rates resumed a downward trend. These decreases in interest income were substantially offset by decreases in interest expense caused by a decrease in the average balance of advances from the FHLB and the reduced costs of FHLB advances and savings deposits as a result of the previously mentioned termination and maturity of certain interest rate swap agreements that were used to hedge these funding sources. The decrease in net interest income also reflects the pressure caused by the flattening yield curve in 2004 whereby the rise in intermediate and long-term rates did not keep pace with the gradual rise in short-term interest rates.

Earnings for 2004 also reflect a reduction of $8.0 million in the provision for credit losses from 2003. This reduction reflects further improvements in the strength of the overall credit quality of the Corporation’s loan portfolio and the general stability of the seven-state region where the Corporation operates. The Corporation continues to emphasize prudent underwriting and credit monitoring procedures as well as a strong focus on identifying and limiting credit concentrations.

The increases in retail fees and charges in 2004 compared to 2003 reflect the Corporation’s continued focus on retail deposit generation, a change in overdraft payment practices and changes in the retail fee structure.

Results for 2004 also reflect the recognition of additional pretax income of $5.3 million as a result of signing an amendment to a bank owned life insurance (“BOLI”) policy in the first quarter of 2004.

The decrease in total general and administrative expenses in 2004 compared to 2003 demonstrates management’s focus on expense control measures and reduced loan-related expenses primarily due to the slowdown in residential mortgage loan origination volumes and prepayments year over year. Compensation and benefits rose only slightly even with the continued pace of benefits cost escalation and the opening of seven new branches in 2004, while advertising expense decreased as a result of management’s decision to focus on advertising programs and outlets having the most immediate impact.

Future trends in the Corporation’s interest rate spreads and net interest income will be dependent upon and influenced by changes in short-term and long-term market interest rates among other factors that are not in the Corporation’s control. Management anticipates that if the yield curve continues to flatten in 2005, the Corporation’s net interest rate spread would be unfavorably impacted. Management’s continued focus on changing the mix of the loan portfolio to carry a greater concentration of higher-yielding commercial operating and consumer loans, as well as growth in lower-costing core deposits, should result in higher net interest income, absent any potential pressures due to interest rate changes or changes in the shape of the yield curve. The Corporation is also currently evaluating certain strategic options associated with its future role in mortgage banking including, but potentially not limited to, decreasing its mortgage servicing portfolio. Actions taken, if any, with respect to this evaluation could potentially result in short-term expense recognition related to changes in funding sources, hedging activities and asset/liability management strategies, to the extent any such areas would be affected.

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

During 2003, the Corporation sold available-for-sale securities which resulted in the recognition of net gains to strategically offset continued high levels of amortization of mortgage servicing rights, accelerated amortization of net deferred costs and premiums on mortgage loans and mortgage-backed securities, and losses recognized on the termination of certain swap agreements. The Corporation also sold available-for-sale securities during 2003 that resulted in net losses to strategically offset net recoveries in the valuation allowance of mortgage servicing rights. Gains on sales of loans decreased in 2003 compared to 2002 as production volumes for residential mortgages held for sale slowed during the latter part of 2003 and pricing spreads began to shrink in response to changing competitive market factors.

The Corporation’s credit quality saw additional improvement in 2003 which was indicative of the Corporation’s diligence in credit underwriting and monitoring procedures, as well as the Corporation’s focus on identifying and limiting credit concentrations. The positive trends in credit quality also reflect the general stability of the economy in the seven-state region where the Corporation operates.

During the second half of 2003, the Corporation strategically reduced the size of its balance sheet as part of a plan to decrease certain residential mortgage loan and available-for-sale securities portfolios that were lower margin contributors to net interest income. In addition to decreasing lower-yielding assets, a portion of the advances from the FHLB was paid down. As a related part of this strategy, the Corporation sold certain available-for-sale securities resulting in net gains realized to partially offset the recognition of a $29.4 million loss on the termination of certain interest rate swap agreements that were previously hedging the FHLB debt that was paid down. The Corporation also executed FHLB debt restructuring strategies in the fourth quarter of 2003 that favorably impacted net interest margin. The reduction in the size of the balance sheet also resulted in a decrease to required levels of regulatory capital allowing management to continue repurchasing approximately 3.8 million shares of the Corporation’s common stock in 2003.

Critical Accounting Estimates

The MD&A, and disclosures included within this Form 10-K Annual Report, are based on the Corporation’s audited consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The significant accounting policies of the Corporation are described in Note 1 of the consolidated financial statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates the estimates used, including the adequacy of allowances for loan losses, valuation of mortgage-servicing rights and contingencies. Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities where these values are not readily available from other sources as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies involve the more significant judgments and assumptions used in the preparation of the consolidated financial statements.

Allowance for Loan Losses and Allowance for Unfunded Loan Commitments and Letters of Credit

The allowance for loan losses and the allowance for unfunded loan commitments and letters of credit represents management’s best estimate of probable losses inherent in the loan portfolio and unfunded credit facilities as of the balance sheet date. The adequacy of the allowances is regularly evaluated and is subject to numerous estimates and applications of judgment. The allowance for loan losses is measured by estimating two primary elements. The first element is an allocated allowance established for specifically identified loans that are evaluated individually for impairment. A specific loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal and interest, when due, according to the contractual terms of the loan agreement. Impairment is measured by (i) the fair value of the collateral if the loan is collateral dependent (the primary method used by the Corporation), (ii) the present value of expected future cash flows, or (iii) the loan’s observable market price. The second element is an estimated allowance established for impairment on each of the Corporation’s pools of outstanding loans. The determination of the allowance for unfunded commitments and letters of credit is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for similar types of loans outstanding and the terms of the unfunded credit facilities.

The estimated allowances for loan losses and unfunded loan commitments and letters of credit are based on several analysis factors including the Corporation’s past loss experience, economic and business conditions that may affect the borrower’s ability to pay, geographic and industry concentrations, composition of the loan portfolio, credit quality and delinquency trends, regular examinations of specific problem loans by the Corporation’s credit review team, the overall portfolio quality and market conditions in the Corporation’s lending areas, and known and inherent risks in each of the portfolios. These evaluations are inherently subjective because, while they are based on objective data (delinquency trends, portfolio composition, loan grading and other data), it is the interpretation of that data by management that ultimately determines the estimate of the appropriate allowance level. Due to the interplay of the variety of factors that impact the estimated allowances, a significant change in a single factor generally may not result in a considerable change in the overall required allowance levels. Additionally, while the allowance estimate attempts to measure the impairment inherent in the loan portfolio and in unfunded credit facilities at the balance sheet date, its adequacy is uncertain and will ultimately be dependent upon how conditions existing at the balance sheet date impact the loans in the future. Consequently, these estimates require revisions as new or changed information becomes available.

A significant portion of the Corporation’s loans are collateralized by residential or commercial real estate. Therefore, the collectibility of such loans is susceptible to changes in prevailing real estate market conditions and other factors, which can cause the fair value of the collateral to decline below the loan balance. If it becomes necessary to initiate foreclosure on real estate collateralizing a loan, a new appraisal is obtained to determine if the market value of the underlying collateral has declined to justify a charge-off of the loan. Recoveries of loan charge-offs occur when loan payments are received on the deficient loan in excess of the remaining recorded book balance of the loan. Upon foreclosure and conversion of the loan into real estate owned, the Corporation may realize income through the disposition of such real estate when the sale proceeds exceed the carrying value of the real estate.

Although management believes that the Corporation’s allowances for loan losses and unfunded loan commitments and letters of credit are adequate to reflect the risk inherent in its loan portfolios, there can be no assurance that the Corporation will not experience increases in its nonperforming assets, that it will not increase the level of its allowances in the future or that significant provisions for credit losses will not be required based on factors such as deterioration in market conditions, changes in borrowers’ financial conditions, delinquencies and defaults. In addition, regulatory agencies review the adequacy of the allowances on a regular basis as an integral part of their examination process. Such agencies may require additions to the allowances based on their judgments of information available to them at the time of their examinations.

Mortgage Servicing Rights

Mortgage servicing rights are recorded based on the cost of acquiring the right to service mortgage loans or the allocated fair value of servicing rights retained on loans originated by the Bank and subsequently sold in the secondary market. These costs are initially capitalized and then amortized in proportion to, and over the period of, estimated net servicing revenues. Projected net servicing revenues are based on the estimated future balance of the underlying mortgage loan portfolio which decreases over time from scheduled loan amortization and prepayments. Future prepayment rates are estimated based on data from third party sources and relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience, as well as current interest rate levels, market forecasts and other economic conditions.

The Corporation records mortgage servicing rights at the lower of carrying value or fair value for individual stratums with similar risk characteristics. The determination of fair value is an important estimate. Since mortgage servicing rights are not quoted in an active market, the fair value of mortgage servicing rights is determined using a software model which factors in the calculation of the present value of estimated future cash flows and incorporates assumptions that market participants would use in their estimates of values. Among these assumptions are the overall level of mortgage interest rates, the expected rate of prepayment activity on the underlying loans, estimated servicing costs, the level of liquidity in the servicing trading market, the relative strength of supply and demand in the market, the number and quality of servicing market participants at any given point in time, and the market’s overall required return for other financial instruments of similar risk. These assumptions may be difficult to measure and bear the risk of change due to their subjective nature. Management also uses third party estimates of prepayment speeds and maintains relationships with servicing brokers to keep abreast of any market developments which may impact the value of this asset. Furthermore, on a periodic basis, management of the Corporation obtains an independent valuation report for comparison to the valuation results of the software model. See Note 7 “Mortgage Banking Activities” of this Report for a sensitivity analysis of how changes in prepayment speeds and discount rates affect the fair value of mortgage servicing rights.

Derivative Financial Instruments

Derivatives are recognized as either assets or liabilities in the consolidated statement of financial condition and measured at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative designated as hedging the exposure to changes in fair value of an asset or liability (referred to as a fair value hedge), any gain or loss associated with the derivative is reported in earnings along with the change in fair value of the asset or liability being hedged. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change. For purposes of measuring fair value and the resulting gain or loss on derivatives and hedged items, when applicable, the Corporation uses various methods depending on the nature of the derivative or hedged item such as quotes obtained from independent pricing services, valuation models of independent pricing services with known factors put into the model, or software models utilizing assumptions or data obtained from independent sources. Changes in market conditions and actual liquidation experience may result in additional valuation adjustments that could impact earnings in future periods.

Segment Reporting

Operating Results by Segment

The Corporation’s operations consist of four lines of business for management reporting purposes. These lines of business are Commercial Banking, Retail Banking, Mortgage Banking and Treasury. See Note 20 “Segment Information” for additional information on the Corporation’s lines of business including tabular results of operations for the years ended December 31, 2004, 2003 and 2002. The financial information presented does not necessarily represent results of operations or financial condition as if the lines of business were independent companies. Results of operations for each line of business are derived from management’s internal reporting system used to measure the performance of the segments and the Corporation in total. This management reporting system and the results of operations and financial condition by reported line of business may not be in accordance with accounting principles generally accepted in the United States.

Commercial Banking

The Commercial Banking segment involves the origination of commercial operating loans, commercial real estate loans, commercial and residential construction loans, agricultural loans, small business loans and dealer services. Also included in this segment are commercial demand deposits and cash management products and services. The Commercial Banking segment reported net income of $48.1 million for the year ended December 31, 2004, compared to $34.8 million and $33.4 million, respectively, for the years ended December 31, 2003 and 2002.

For the year ended December 31, 2004, net interest income increased $12.5 million compared to the year ended December 31, 2003. This increase in net interest income is due primarily to a $344.1 million increase in the average balance of the commercial loan portfolio during 2004 over 2003. This increase is due to the continued sales efforts of the commercial lenders resulting from the strategic focus to expand commercial and industrial lending. The provision for credit losses decreased $339,000 for 2004 compared to 2003. The primary reason for the provision decrease was a reduction in the anticipated loss percentage for the segment due to changes in the portfolio mix. Total other income increased $12.8 million in 2004. This increase is primarily due to the Treasury segment charging the Commercial Banking segment a break funding fee totaling $5.6 million in 2004 compared to $17.8 million in 2003, relating to commercial real estate loans paying off in full prior to maturity. This intersegment charge was implemented in 2003. In addition, other income from commercial deposits, primarily from cash management services, increased $1.4 million in 2004. Offsetting these increases was a decrease of $700,000 in loan prepayment fees relating to a reduction in early payoffs. Total other expense increased $3.6 million for 2004 compared to 2003 driven mostly by a $1.0 million increase in new production costs relating to increased production and a $1.5 million increase in allocated overhead cost attributable to increases in this segment’s revenues.

For the year ended December 31, 2003, net interest income increased $23.9 million compared to 2002. This increase in net interest income was due primarily to the $315 million increase in the average balance of the commercial loan portfolio during 2003 over 2002. The provision for credit losses decreased $570,000 due to a reduction in the anticipated loss percentage compared to 2002. Total other income decreased $12.2 million for 2003 compared to 2002. This decrease was primarily due to the Treasury segment charging the Commercial Banking segment a break funding fee totaling $17.8 million relating to commercial real estate loans paying off in full prior to maturity which was implemented in 2003. Partially offsetting this charge was an increase in other income from cash management services which increased $1.7 million in 2003. Total other expense increased $11.2 million for 2003 compared to 2002 primarily due to (i) the $8.4 million reclassification of commercial deposit cost entirely to the Commercial segment for 2003 while this segment only had 50% of the cost in 2002, (ii) increased production incentive bonuses and (iii) more full-time equivalent employees during the year ended December 31, 2003, compared to 2002.

Retail Banking

The Retail Banking segment involves a variety of traditional banking and financial services, including the origination of residential mortgage loans through the Bank’s branch network and the sale of these mortgage loans to the Treasury segment or the Mortgage Banking segment. In addition, rights to service mortgage loans are sold to the Mortgage Banking segment. Other core Retail Banking services include consumer checking, savings and certificate of deposit accounts (regular and retirement); consumer loans for home equity, autos, secured and unsecured purposes, as well as credit cards; and other ancillary retail banking services including overdraft protection, electronic and telephone bill-paying and cash advances. Also included in this segment are insurance and securities brokerage services. The Retail Banking segment reported net income of $11.3 million for the year ended December 31, 2004, compared to $9.2 million and $15.5 million for the years ended December 31, 2003 and 2002.

Net interest income increased $8.8 million for 2004 compared to 2003. This increase in net interest income is primarily due to an improvement in the transfer pricing spread on certificates of deposit which accounted for $7.6 million of this increase. Overall, the transfer pricing spread for the segment improved by 29 basis points for 2004 compared to 2003. In addition, net interest income on home equity loans increased $3.5 million due to a $99.0 million increase in the average balance of the portfolio. The provision for credit losses increased $456,000 for 2004 compared to 2003 due to an increase in home equity loans. Total other income decreased $20.5 million for 2004 compared to 2003. The decrease was primarily related to the $28.3 million decrease in retail mortgage loan income due to a $1.2 billion decrease in originations of residential mortgage loans. This decrease was offset by an $8.5 million increase in nonsufficient funds and overdraft charges comparing 2004 to 2003 due to the implementation of an enhanced authorization matrix for electronic transactions, an increase in the number of accounts and a fee increase during 2004. Total other expense decreased $15.3 million for 2004 compared to 2003. This decrease was primarily due to a $6.9 million decrease in incentive pay comparing 2004 to 2003 based on lower mortgage origination volumes. In addition, the termination of the cash back rebate program on debit card purchases decreased 2004 expenses $1.9 million compared to 2003 and allocated overhead and support area cost decreased $5.3 million due to lower overall revenue and certain cost control initiatives.

Net interest income decreased $22.4 million for 2003 compared to 2002. This decrease in net interest income was primarily due to a lower transfer pricing spread on consumer deposits and the reallocation of commercial deposits to the Commercial segment in 2003. The spread on consumer deposits for December 2003 was 4.03% compared to 5.33% for December 2002. The movement of commercial deposits to the Commercial segment reduced net interest income $4.5 million. The provision for credit losses decreased $2.4 million for 2003 compared to 2002 due to a reduction in the anticipated loss percentage for home equity loans. Total other income increased $5.4 million for 2003 compared to 2002 primarily due to the $626 million increase in mortgage loan volume. This was offset by a $1.7 million decrease in credit life income due to a change in federal regulations limiting premiums on loans. In addition, reimbursed loan fees collected were reclassified from other income in 2002 to other expense in 2003. These fees totaled $1.8 million in 2002. Total other expense decreased $4.0 million for 2003 compared to 2002. The primary reasons for this decrease are the $8.4 million reclassification of costs associated with commercial deposits being allocated entirely to the

Commercial segment for 2003 while the segment was charged 50% of the cost in 2002, reimbursed loan fees reclassified from other income in 2002 to other expense in 2003 totaling $1.4 million and a $700,000 decrease in title search fees due to the segment switching to the use of third party title insurance in 2003 for home equity loans. In addition, there was a $500,000 decrease in fraud loss due to increased fraud monitoring activities in 2003 and a $500,000 decrease in item processing cost in 2003 due to less paper items being processed for checking accounts. These decreases were offset by an increase of $6 million in compensation due to higher staffing of the branches over the summer, a $2.2 million increase in advertising cost for the Bank’s promotion to provide cash back on debit card activity and a $1.3 million increase in facilities expense due to additional maintenance done to improve the appearance of the branches.

Mortgage Banking

The Mortgage Banking segment involves the acquisition of certain correspondent, broker and originated residential mortgage loans, the sale of these mortgage loans in the secondary mortgage market and to the Treasury segment, the purchase and origination of rights to service mortgage loans, and the servicing of mortgage loans for the Treasury segment and outside investors. The Mortgage Banking segment reported a net loss of $17.9 million for the year ended December 31, 2004, compared to net loss of $26.8 million and net income of $35.7 million, respectively, for the years ended December 31, 2003 and 2002.

For 2004, net interest income decreased $27.1 million compared to the year ended December 31, 2003. This decrease in net interest income is due to decreases in its custodial cash earnings that were credited using an internal cost of funds rate and net interest income from mortgage loans in the warehouse. The custodial cash earnings decreased due to decreases in escrow balances resulting from the lower volume of mortgage refinancing activity and mortgage originations. The average balance of the warehouse decreased $411.6 million for 2004 compared to 2003 primarily due to a reduction in mortgage originations. Total mortgage loan production for 2004 was $2.8 billion compared to $6.5 billion for 2003. Total other income increased $32.7 million for 2004 primarily due to a decrease of $27.8 million in amortization of mortgage servicing rights in 2004. This was due to the payoff of $3.5 billion in principal balances in the loan servicing portfolio for 2004 compared to $7.8 billion in 2003. In addition, in 2003 a $14.8 million intersegment charge for impairment of mortgage servicing rights on originated loans and purchased servicing was received from the Treasury segment with no charge in 2004 due to improved pricing of servicing rights. This was offset by a decrease of $8.3 million on the net gains on sales due to the unfavorable interest rate market conditions in 2004. Total other expense decreased $8.1 million for the year ended December 31, 2004, compared to 2003. The decrease is due to decreased mortgage loan origination costs of $2.6 million over 2003 due to reduced originations and $5.5 million decrease in mortgage servicing costs due to the reduction in loan payoffs over 2003.

For 2003, net interest income increased $9.9 million compared to the year ended December 31, 2002. This increase in net interest income comparing the respective years was primarily due to increases in its custodial cash earnings that were credited using an internal cost of funds rate and higher warehouse loan balances. The custodial cash earnings increased due to increases in escrow balances primarily from the higher volume of mortgage refinancing activity and the increase in the average escrow balance resulting from the purchase of bulk loan servicing totaling $1.9 million during the latter half of 2002. Total other income decreased $98.4 million for 2003 primarily due to an increase of $49.5 million in amortization of mortgage servicing rights in 2003. This was due to the payoff of $7.8 billion in principal balances in the loan servicing portfolio and a $14.8 million intersegment charge for impairment of mortgage servicing rights on originated loans and purchased servicing. Also, a decrease of $5.4 million on the net gains on sales of warehouse loans was due to the competitive interest rate market conditions in 2003. Total other expense increased $10.2 million for the year ended December 31, 2003, compared to 2002 due to increased loan origination costs from mortgage loan originations of $611 million over the 2002 activity and increased servicing costs due to mid month loan payoffs, which increased $5.8 million in 2003 over 2002. The change in net income for the Mortgage Banking segment was also significantly affected by a shift from income tax expense of $21.1 million in 2002 to an income tax benefit of $14.7 million for 2003.

Treasury and Other

The Treasury segment is responsible for managing corporate interest rate risk through asset and liability management strategies. The Treasury segment manages the Corporation’s single-family residential mortgage loan portfolio, mortgage servicing rights portfolio, investment and mortgage-backed securities, wholesale deposits, advances from the FHLB and all other borrowings. The Treasury segment reported net income of $34.9 million for year ended December 31, 2004, compared to net income of $71.8 million and $22.4 million, respectively, for the years ended December 31, 2003 and 2002.

Net interest income increased $2.4 million for 2004 compared to 2003 due to a $7.5 million increase from higher yields earned on the Treasury investment portfolio offset by a decrease of $5.1 million in the mortgage loan portfolio due to a $531.5 million reduction in the average size of the portfolio comparing 2004 to 2003. The provision for credit losses decreased $8.1 million for 2004 compared to 2003 due primarily to an overall reduction in the Bank’s anticipated loss percentage which impacted the allocation of the provision to the Treasury segment. Total other income decreased $61.2 million for 2004 compared to 2003 due to a decrease in intersegment loan prepayment fees totaling $12.2 million generated from the Commercial Banking segment due to lower loan prepayments. In addition, intersegment revenue related to the immediate impairment of the mortgage servicing rights purchased during the year from the Mortgage Banking and Retail Banking segments decreased $18.6 million. Also contributing to the decrease were reductions in net gains and losses on sales of securities and changes in fair values of derivatives totaling $36.1 million in 2004 compared to 2003. The gains and losses on the sales of available-for-sale investment securities are recognized as part of management’s strategy to partially offset valuation adjustments in the mortgage servicing rights portfolio. These decreases were offset by a $5.9 million increase in income from bank owned life insurance. Total other expense increased $11.1 million for 2004 compared to 2003, primarily due to a decrease in deferred expense from mortgage loan originations.

Net interest income decreased $63.5 million for 2003 compared to 2002 due primarily to the lower yields earned on the Treasury segment’s total interest-earning assets portfolio and a reduction in the average size of the portfolio comparing 2003 to 2002. The provision for credit losses decreased $5.6 million for 2003 compared to 2002 due primarily to an overall reduction in the anticipated loss percentage for the Bank comparing the respective periods. Total other income increased $131.4 million for 2003 primarily as a result of the credit relating to the net valuation recovery for mortgage servicing rights totaling $49.6 million, intersegment loan prepayment fees totaling $17.8 million generated from the Commercial Banking segment (which was implemented in 2003) and the intersegment revenue totaling $18.6 million in 2003 from the Mortgage Banking and Retail Banking segments (also implemented in 2003) from the immediate impairment of the mortgage servicing rights purchased during 2003. These increases to total other income were partially offset by decreases in net gains and losses on sales of securities and changes in fair values of derivatives totaling $55 million compared to 2002. Total other expense for 2003 is a net credit balance of $355,000 compared to expense of $6.5 million for 2002 due to the increase in deferred expense from mortgage loan originations. The change in net income for the Treasury segment was also impacted by a shift from an income tax benefit of $4.6 million in 2002 to an income tax expense of $26.3 million for 2003.

CONSOLIDATED STATEMENT OF INCOME ANALYSIS

Net Interest Income

Throughout the second half of 2004, the Federal Reserve gradually increased the targeted Federal Funds rate from 1.00% to 2.25% which triggered increases in overall short-term interest rates, while long-term interest rates were nearly unchanged during 2004. This flattening of the yield curve and the overall low interest rate environment resulted in continued pressure on the Corporation’s net interest margin and its inability to improve its net interest income during 2004.

Net interest income, before adjustment to a taxable-equivalent basis, totaled $272.3 million for 2004, compared to $275.6 million for 2003, a decrease of $3.3 million. Net interest income for 2004, on a taxable-equivalent basis, decreased by $3.4 million from 2003, while the Corporation’s net interest rate spread improved by 21 basis points (inclusive of the effects of noninterest-bearing deposits). The improvement in the net interest rate spread resulted primarily from the reduction in the cost of interest-bearing liabilities reflecting the benefits of the termination and maturity of certain interest rate swap agreements from September 2003 through September 2004. Total interest income decreased $75.4 million comparing the respective periods primarily due to a decrease in the average balance of residential mortgage loans held for sale and in the Corporation’s portfolio in response to a slowdown in refinancing and new loan origination activity that occurred during 2004. Additionally, reductions in yields on the Corporation’s real estate and consumer loan portfolios, primarily during the first half of 2004 when mortgage interest rates resumed a downward trend, contributed to this decrease. Although the volume of mortgage-backed securities and investments decreased as a result of management’s strategic decision to decrease these portfolios, the yields on these portfolios improved partially due to the sale of the lower-yielding securities. Total interest expense decreased $71.9 million comparing periods largely due to a reduction in the average balance of higher-costing FHLB advances and the benefits derived from the previously mentioned termination and maturity of certain interest rate swap agreements from September 2003 through September 2004. The decrease in FHLB advances and the termination of certain interest rate swap agreements were related to management’s execution of debt restructuring and derivative strategies during the latter half of 2003 to improve net interest rate spreads and the net yield on interest-earning assets. Decreases in rates paid on deposits and management’s planned reduction in the balances of certificates of deposit also contributed to the overall reduction in the cost of interest-bearing liabilities, although the benefits provided by noninterest-bearing deposits decreased due to reduced custodial escrow balances associated with the reduction in loans serviced for others compared to last year. The cost of interest-bearing liabilities also continues to reflect the effects of certain derivative positions, which have effectively locked in long-term fixed rates of interest at costs higher than current market interest rates. See the section entitled “Asset/Liability Management” of this MD&A and Note 13 “Derivative Financial Instruments” of this Report for a discussion of the Corporation’s use of derivative financial instruments in managing its interest rate risk.

Net interest income, before adjustment to a taxable-equivalent basis, totaled $275.6 million for 2003, compared to $327.7 million for 2002, a decrease of $52.1 million. Net interest income on a taxable-equivalent basis totaled $282.3 million for 2003 compared to $334.4 million for 2002. During 2003 and 2002, the net interest rate spreads inclusive of noninterest-bearing deposits were 2.49% and 2.80%, respectively, a decrease of 31 basis points comparing periods; and the net yields on interest-earning assets were 2.44% and 2.79%, respectively, a decrease of 35 basis points. The decreases in the interest rate spread and the net yield earned on interest-earning assets comparing 2003 to 2002 were due primarily to an 86 basis point decrease in the yield earned on interest-earning assets resulting from historically low market interest rates driven by the Federal Reserve’s reduction of the targeted Federal Funds rate to the lowest level in over 40 years. Earning assets contractually repriced downward during 2003 and higher-yielding assets were replaced with lower-yielding assets as the Corporation’s customers took advantage of the historically low interest rates to originate or refinance loans. The decrease in yield was further magnified by the acceleration of amortization of net deferred costs and premiums on mortgage loans and mortgage-backed securities, which are fully amortized against interest income when a loan or mortgage-backed security pays off. The decrease in yield for interest-earning assets was partially offset by a 55 basis point decline in the rate incurred on total deposits and interest-bearing liabilities. This decrease was also due to the downward repricing of interest-bearing liabilities in response to lower market interest rates, but at a slower rate than the repricing of interest-earning assets. The cost of interest-bearing liabilities also reflects the effects of certain derivative positions, which effectively locked in long-term fixed rates of interest at costs higher than current market interest rates.

Future trends in interest rate spreads and net interest income will be dependent upon and influenced by changes in short-term and long-term market interest rates among other factors that are not in the Corporation’s control. Management anticipates that if the yield curve continues to flatten in 2005, the Corporation’s net interest spread would be unfavorably impacted. Management’s continued focus on changing the mix of the loan portfolio to carry a greater concentration of higher-yielding commercial operating and consumer loans, as well as growth in lower-costing core deposits, should result in higher net interest income, absent any potential pressures due to adverse interest rate or yield curve shifts.

The following table presents average interest-earning and non-interest earning assets and average interest-bearing and non-interest bearing liabilities and stockholders’ equity, interest income and interest expense, and average yields earned on interest-earning assets and average rates incurred on total deposits and interest-bearing liabilities during the years ended December 31:

TABLE 1

	2004			2003			2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans-(1) (2) Residential real estate	$3,431,913	$172,646	5.03%	$4,413,645	$242,915	5.50%	$4,799,413	$304,460	6.34%
Commercial real estate	1,937,102	124,657	6.38	1,870,574	130,495	6.93	1,707,469	136,503	7.94
Construction	578,562	42,037	7.15	492,376	35,571	7.13	519,790	39,469	7.49
Commercial operating and other (3)	548,720	30,751	5.52	433,873	24,298	5.53	283,473	19,363	6.74
Consumer home equity	924,563	58,552	6.32	826,128	56,701	6.86	784,117	60,875	7.76
Consumer other	724,332	45,292	6.24	667,725	47,544	7.12	587,139	48,150	8.20

Total loans (2)	8,145,192	473,935	5.79	8,704,321	537,524	6.16	8,681,401	608,820	6.99
Mortgage-backed securities	1,141,453	45,238	3.96	1,362,145	49,836	3.66	1,799,174	93,047	5.17
Investments (2)	1,285,192	62,922	4.88	1,490,856	70,107	4.69	1,494,011	81,887	5.48

Total interest-earning assets (2)	10,571,837	$582,095	5.48%	11,557,322	$657,467	5.67%	11,974,586	$783,754	6.53%

Noninterest-earning assets	1,180,220			1,248,143			1,200,976

Total assets	$11,752,057			$12,805,465			$13,175,562

Noninterest-bearing deposits	$960,874	—	—	$1,059,562	—	—	$728,774	—	—
Interest-bearing deposits:
Interest-bearing checking	599,758	$1,688.28%		540,489	$2,523.47%		549,767	$1,364.25%
Savings (4)	1,251,434	41,533	3.31	1,416,203	60,226	4.25	1,802,558	77,896	4.32
Money market	1,169,488	16,372	1.40	893,820	14,137	1.58	314,243	4,144	1.32

Interest-bearing core deposits	3,020,680	59,593	1.97	2,850,512	76,886	2.70	2,666,568	83,404	3.13
Certificates of deposit	2,428,907	55,393	2.27	2,719,225	70,204	2.58	2,862,960	96,192	3.36

Total interest-bearing deposits	5,449,587	114,986	2.10	5,569,737	147,090	2.64	5,529,528	179,596	3.25

Total deposits	6,410,461	114,986	1.79	6,629,299	147,090	2.22	6,258,302	179,596	2.87

Advances from FHLB (5)	3,900,623	174,229	4.39	4,542,015	210,045	4.56	5,204,501	243,710	4.68
Other borrowings	486,570	14,029	2.84	526,397	18,039	3.38	581,838	26,019	4.41

Total interest-bearing liabilities	9,836,780	303,244	3.05	10,638,149	375,174	3.50	11,315,867	449,325	3.94

Net earnings balance, net interest income and net interest rate spread (2)	$735,057	$278,851	2.43%	$919,173	$282,293	2.17%	$658,719	$334,429	2.59%

Total deposits and interest-bearing liabilities	$10,797,654	$303,244	2.78%	$11,697,711	$375,174	3.18%	$12,044,641	$449,325	3.73%

Other noninterest-bearing liabilities	197,793			366,417			372,262
Stockholders’ equity	756,610			741,337			758,659

Total liabilities and stockholders’ equity	$11,752,057			$12,805,465			$13,175,562

Net interest income and net interest rate spread including noninterest-bearing deposits (2)		$278,851	2.70%		$282,293	2.49%		$334,429	2.80%

Net yield on interest-earning assets (2)			2.64%			2.44%			2.79%

(1)	Includes nonaccruing loans averaging $47.2 million, $65.8 million and $76.2 million for the respective years at a yield of zero percent.
(2)	Includes taxable-equivalent adjustments totaling $6.6 million, $6.7 million and $6.7 million, respectively, related to tax-exempt income on certain loans and investments for 2004, 2003 and 2002 using the statutory tax rate of 35%.
(3)	In addition to commercial operating loans, includes small business, agricultural and Nebraska Investment Finance Authority loans.
(4)	Includes interest expense on derivative-related transactions totaling $28.4 million, $48.6 million and $50.4 million, respectively, for 2004, 2003 and 2002.
(5)	Includes interest expense incurred on derivative-related transactions totaling $46.9 million, $72.2 million and $66.0 million, respectively, for 2004, 2003 and 2002.

The following table presents the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities, and the amount of change in each attributable to: (i) changes in volume (change in volume multiplied by prior year rate), and (ii) change in rate (change in rate multiplied by prior year volume). The net change attributable to changes in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate. The net change between years in interest expense from interest rate swap and swaption agreements used to hedge savings and FHLB advances is classified in the rate column.

TABLE 2

	2004 Compared to 2003			2003 Compared to 2002
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In Thousands)
Interest income on loans and investments:
Residential real estate	$(50,682)	$(19,587)	$(70,269)	$(23,247)	$(38,298)	$(61,545)
Commercial real estate	4,654	(10,492)	(5,838)	12,413	(18,421)	(6,008)
Construction	6,358	108	6,466	(2,029)	(1,869)	(3,898)
Commercial operating and other	6,497	(44)	6,453	8,886	(3,951)	4,935
Consumer home equity	6,529	(4,678)	1,851	3,142	(7,316)	(4,174)
Consumer other	3,878	(6,130)	(2,252)	6,164	(6,770)	(606)
Mortgage-backed securities	(8,518)	3,920	(4,598)	(19,602)	(23,609)	(43,211)
Investments	(9,961)	2,776	(7,185)	(171)	(11,609)	(11,780)

Total interest income	(41,245)	(34,127)	(75,372)	(14,444)	(111,843)	(126,287)

Interest expense on deposits and other debt:
Interest-bearing checking	253	(1,088)	(835)	(23)	1,182	1,159
Savings	(1,451)	(17,242)	(18,693)	(5,038)	(12,632)	(17,670)
Money market	4,022	(1,787)	2,235	9,018	975	9,993
Certificates of deposit	(7,001)	(7,810)	(14,811)	(4,630)	(21,358)	(25,988)
Advances from FHLB	(24,334)	(11,482)	(35,816)	(20,010)	(13,655)	(33,665)
Other borrowings	(1,285)	(2,725)	(4,010)	(2,318)	(5,662)	(7,980)

Total interest expense	(29,796)	(42,134)	(71,930)	(23,001)	(51,150)	(74,151)

Effect on net interest income	$(11,449)	$8,007	$(3,442)	$8,557	$(60,693)	$(52,136)

Provision for Credit Losses

The Corporation recorded provisions for credit losses totaling $14.0 million, $22.0 million and $31.0 million for 2004, 2003 and 2002, respectively. The decreases in the provision for credit losses relate to improvements in general economic conditions and favorable asset quality trends due to management’s continued focus on prudent loan underwriting, active monitoring of loans and aggressive collection efforts. Additionally, the decreases in the provision for credit losses reflect the declines in the Corporation’s level of nonperforming loans to $36.9 million at December 31, 2004, from $55.9 million and $72.4 million at December 31, 2003 and 2002, respectively. See the “Asset Quality” section in the MD&A of this Report for additional information.

Non-Interest Income

Retail Fees and Charges

The primary source of retail fees is customer charges for retail financial services such as checking account fees and service charges, charges for nonsufficient checks or uncollected funds, stop payment fees, overdraft protection fees, transaction fees for personal checking, interchange revenue from use of debit and credit cards and automatic teller machine services. The following table presents the major components of retail fees and charges for the years ended December 31:

TABLE 3

	2004	2003	2002
	(In Thousands)

Nonsufficient fund charges and overdraft fees	$42,287	$33,233	$31,320
Service charges	11,208	11,665	12,042
Debit and credit card fees, net	8,013	8,135	7,506
Transaction fees and other	4,673	4,765	4,411

Total retail fees and charges	$66,181	$57,798	$55,279

The net increase in nonsufficient fund charges and overdraft fees totaling $9.1 million comparing 2004 to 2003 is primarily the result of a change in the Corporation’s policy and practice beginning in March 2004 related to accepting more overdraft transactions presented by the Bank’s customers and an increase in the number of customers. Fees charged on nonsufficient funds and overdraft transactions were increased effective July 1, 2004, which also contributed to the overall increase in retail fees and charges comparing 2004 to 2003. The net decrease in debit and credit card fees totaling $122,000 comparing 2004 to 2003 is primarily due to the elimination of the VISA debit annual fee charged to customers during the third quarter of 2004. Another factor contributing to the decrease was the reduction of interchange fees for debit card purchases effective August 1, 2003, due to a third-party settlement of debit card litigation with VISA Inc. to which the Corporation was not a party. As a result of this litigation, the interchange rate paid for debit card transactions was reduced and, therefore, the Corporation generated less fee income per VISA debit card transaction in 2004 compared to fee income generated through July 31, 2003. These decreases were partially offset by an increase in the number of accounts and the dollar amounts of transactions processed comparing the respective periods.

The net increase in nonsufficient fund and overdraft fees totaling $1.9 million comparing 2003 to 2002 is due primarily to increases in transaction volumes and a 5.6% increase in the number of checking accounts. The increase in debit and credit card fees of $629,000 comparing 2003 to 2002 is due to an increase in the number of accounts and the dollar amounts of transactions comparing the respective periods. These increases were partially offset by a reduction of interchange fees for debit card purchases effective August 1, 2003, due to the aforementioned third-party settlement of debit card litigation with VISA Inc. which reduced the interchange rate paid for debit card transactions.

Loan Servicing Fees, Net of Mortgage Servicing Rights Amortization

The following table presents the major components of loan servicing fees for the years ended December 31 and the amount of loans serviced for other institutions at December 31:

TABLE 4

	2004	2003	2002
	(In Thousands)
Revenue:
Loan servicing fees	$37,375	$38,341	$32,580
Late loan payment fees	6,154	6,709	6,544

Total revenue	43,529	45,050	39,124
Amortization of mortgage servicing rights	(48,446)	(75,045)	(31,025)

Loan servicing fees, net	$(4,917)	$(29,995)	$8,099

Mortgage loans serviced by the Bank at December 31:
For other institutions	$10,640,028	$11,439,187	$11,531,755
For loans owned by the Bank	2,749,939	3,559,050	4,144,861

Total mortgage loans serviced by the Bank at December 31	$13,389,967	$14,998,237	$15,676,616

The amount of revenue generated from loan servicing fees, and change in comparing periods, is primarily due to the average size of the Corporation’s portfolio of mortgage loans serviced for other institutions and the level of rates for service fees collected. Revenue from loan servicing fees is reduced by the amortization expense of mortgage servicing rights and, as necessary, adjusted for changes to the valuation allowance for impairment. The loan servicing fees category also includes fees collected for late loan payments for all loans serviced by the Bank. The net decrease in revenue from loan servicing fees comparing 2004 to 2003 is primarily due to a lower balance of loans serviced for others, net of a higher average service fee rate, which increased to .34% of outstanding loan balances for 2004 compared to .33% for 2003. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The lower amortization of mortgage servicing rights for 2004 compared to 2003 reflects slower loan prepayments comparing the respective periods. Management anticipates lower levels of mortgage servicing rights amortization during 2005 in anticipation of decreased loan prepayment speeds in 2005.

The increase in revenues from loan servicing fees comparing 2003 to 2002 is due to a higher average balance of mortgage loans serviced for others of $11.5 billion during 2003 compared to $9.7 billion during 2002. The higher average balance of loans serviced for others related to the purchases of loan servicing portfolios of $2.0 billion during the latter part of 2002, net of a sale of servicing which occurred during the second quarter of 2003 for $501.9 million. The average service fee rate remained constant at .33% for 2003 compared to 2002. Since the expected future net servicing income cash flows were reduced as a result of a sharp increase in loan prepayments during this period of historically low interest rates, amortization expense of mortgage servicing rights was significantly increased comparing periods.

Mortgage Servicing Rights Valuation Adjustment, Net

The fair value of the Corporation’s loan servicing portfolio increases as mortgage interest rates increase resulting in slower loan prepayments. Conversely, the value of the Corporation’s loan servicing portfolio decreases as mortgage interest rates decline. A net valuation adjustment recovery totaling $4.3 million was recorded during 2004 as an increase to the net carrying amount of the mortgage servicing rights portfolio in response to an increase in long-term interest rates during the latter part of 2004. During 2003, a net valuation adjustment recovery totaling $28.7 million was recorded resulting from increased interest rates during the latter part of 2003, and a net valuation adjustment loss totaling $60.4 million was recorded during 2002 in response to declining interest rates. The valuation allowance on the mortgage servicing rights portfolio totaled $41.2 million, $49.3 million and $80.1 million, respectively, at December 31, 2004, 2003 and 2002. During 2004, the Corporation recorded a permanent impairment on mortgage servicing rights totaling $3.9 million. Unlike a valuation allowance, a permanent impairment reduces the carrying value of the mortgage servicing rights asset and the valuation allowance, precluding subsequent reversals.

Gain (Loss) on Sales of Securities and Changes in Fair Values of Derivatives, Net

The following transactions were recorded during the years ended December 31:

TABLE 5

	2004	2003	2002
	(In Thousands)
Gain (loss) on sales of available-for-sale securities:
Investment securities	$(6,787)	$47,699	$35,365
Mortgage-backed securities	—	11,693	520

Net gain (loss) on sales of available-for-sale securities	(6,787)	59,392	35,885

Changes in the fair value of interest rate floor agreements not qualifying for hedge accounting	(3,184)	(3,225)	6,667
Changes in the fair value of interest rate swaption agreements not qualifying for hedge accounting	5,950	—	—
Changes in the fair value of interest rate cap agreement not qualifying for hedge accounting	(2,134)	—	—
Termination of interest rate swap agreements	—	(29,426)	—
Other items, net	(64)	26	(1,969)

Subtotal	568	(32,625)	4,698

Gain (loss) on sales of securities and changes in fair values of derivatives, net	$(6,219)	$26,767	$40,583

During 2004, the Corporation sold available-for-sale investment securities totaling $1.9 billion resulting in a pretax loss totaling $6.8 million. This pretax loss in 2004 on the sale of these investment securities was recognized to primarily offset the net valuation adjustment recovery totaling $4.3 million in the mortgage servicing rights portfolio recorded during 2004. Changes in the fair value of interest rate floor agreements and interest rate swaption agreements discussed in the following paragraph, which do not qualify for hedge accounting, also partially offset valuation adjustments recognized in the mortgage servicing rights portfolio. During 2003 and 2002, the Corporation sold available-for-sale investment and mortgage-backed securities totaling $2.1 billion and $1.1 billion, respectively, resulting in net pretax gains of $59.4 million and $35.9 million. A portion of the 2003 gain was recognized to partially offset the impact to net income caused by the recognition of a $29.4 million loss on the termination of certain swap agreements that were previously hedging FHLB advance debt that was paid down. Before these FHLB advances were paid off, the fair value loss for these interest rate swap agreements was previously recorded as a component of other comprehensive income since these swap agreements were designated as cash flow hedges. The Corporation’s sales of securities recorded in 2003 also reflect net gains recognized as part of management’s strategy to offset valuation adjustments in the mortgage servicing rights portfolio, continued high levels of amortization of mortgage servicing rights due to the low interest rate environment and the resulting increase in mortgage loan prepayments, and accelerated amortization of net deferred costs and premiums on mortgage loans and mortgage-backed securities. The Corporation expects to continue to offset valuation adjustments of mortgage servicing rights with securities gains and losses during 2005.

At December 31, 2004, 2003 and 2002, the Corporation had interest rate floor agreements with notional amounts totaling $1.6 billion, $1.4 billion and $1.2 billion, respectively, with net market valuation adjustment losses totaling $3.2 million for both 2004 and 2003, and a net gain totaling $6.7 million for 2002. These interest rate floor agreements are used to protect the fair value of the mortgage servicing rights portfolio to impairment exposure risk from declining interest rates. During the second quarter of 2004, the Corporation entered into three interest rate swaption agreements with notional amounts totaling $150.0 million. These swaption agreements are also used to protect the fair value of the mortgage servicing portfolio. During 2004, a net market valuation adjustment gain of $6.0 million was recorded related to these interest rate swaption agreements.

At December 31, 2004, the Corporation had an interest rate cap agreement with a notional amount totaling $100.0 million. Net market valuation adjustments were recorded during 2004 resulting in a loss totaling $2.1 million. This interest rate cap agreement is used to protect against the risk of a potential rise in interest rates.

Gain on Sales of Loans

The category in the consolidated statement of income entitled “Gain on Sales of Loans” includes changes in the fair values of certain derivative financial instruments (forward loan sales commitments, rate lock commitments to originate mortgage loans held for sale and call options) and changes in the fair value of hedged items (warehouse loans) in addition to net realized gains on the sales of loans. These derivative financial instruments relate to mortgage banking activities. Warehouse loans which qualify for hedge accounting are recorded at fair value with the changes in fair value reported in current earnings. Warehouse loans which do not qualify for hedge accounting are carried at the lower of cost or market. See Note 13 “Derivative Financial Instruments” of this Report for additional information related to derivative financial instruments.

During 2004, 2003 and 2002, mortgage loans totaling $2.7 billion, $5.1 billion and $3.4 billion, respectively, were sold. Mortgage loans are typically originated by the Corporation and sold in the secondary market. Generally, for loans originated during 2004 within the Corporation’s market area, the loans were sold with loan servicing retained while certain loans originated outside of the Corporation’s market area totaling $308.4 million were sold with loan servicing released. During 2004, 2003 and 2002, the Corporation recorded net gains on (i) the sales of loans and (ii) changes in the fair values of mortgage banking related derivative financial instruments and hedged items totaling $5.0 million, $23.9 million and $36.2 million, respectively. The significant decrease in the volume of loans sold during 2004 compared to 2003 and 2002 relates to reduced demand for new loan originations in 2004 compared to the record high mortgage loan production volumes that occurred in 2003 and 2002 as consumers took advantage of historically low market interest rates to refinance or originate mortgage loans. The decreases in gains on sales of loans in 2004 compared to 2003 and in 2003 compared to 2002 are primarily attributable to a significant decline in the volume of residential mortgage loans sold in 2004 and the latter part of 2003, and compressed loan pricing spreads resulting from overcapacity in the industry. Furthermore, the Corporation’s implementation of guidance provided by the SEC in SAB No. 105 effective January 1, 2004, resulted in a reduction to the gain on sales of loans totaling $2.8 million for 2004. Management anticipates a continuation of 2004 levels for gains on sales of loans during 2005 primarily due to continued low expectations for mortgage loan production volumes and competitive market conditions.

Bank Owned Life Insurance

In December 2000, the Corporation invested in two BOLI policies with a total contract value of $200.0 million. In 2004, the Corporation recorded $17.5 million in net revenue from the BOLI program compared to $11.6 million and $12.7 million, respectively, during 2003 and 2002. The increase in 2004 compared to 2003 is due to an amendment signed on one of these BOLI policies effective February 25, 2004, resulting in the recognition of an asset and an increase to income totaling $5.3 million in the first quarter of 2004. The amendment allows the Corporation to receive a guaranteed payment of a certain component of the BOLI policy if there is a full and complete surrender of all outstanding certificates of the BOLI.

Other Operating Income

The following table details the major components of other operating income for the years ended December 31:

TABLE 6

	2004	2003	2002
	(In Thousands)

Brokerage commissions	$8,560	$7,825	$7,460
Insurance services income	5,414	5,724	6,134
Credit life and disability commissions	1,863	890	2,544
Loan fee income	6,359	5,942	4,803
Other	6,415	7,562	7,126

Total other operating income	$28,611	$27,943	$28,067

Brokerage commissions for 2004 increased over 2003 primarily due to increased trade volume resulting from more favorable market conditions in 2004 compared to 2003. Insurance services income decreased in 2004 compared to 2003 due to lower sales on annuity products and lower commissions paid by insurance companies comparing 2004 to 2003. Sales of annuity products declined because of lower annuity rates offered making annuity products less attractive to customers. Credit life and disability commissions increased for 2004 compared to 2003 primarily due to higher volumes of policies written resulting from increased consumer and home equity loan volume. Loan fee income increased for 2004 compared to 2003 primarily due to a $1.7 million prepayment penalty collected in 2004 on the early pay-off of a commercial real estate loan partially offset by lower loan fee income due to decreases in certain loan volumes and related fee generation.

The increase in brokerage commissions comparing 2003 to 2002 was due to increased customer activity in the stock market as consumer confidence in the stock market began to improve during 2003. Insurance services income decreased slightly comparing periods due primarily to increases in life insurance and accident and health insurance-related expenses. Credit life and disability commissions decreased $1.7 million in 2003 compared to 2002 due to lower commission rates on policies sold and lower sales as a result of regulatory changes that capped the amount of credit life insurance that could be sold in connection with a consumer loan. The $1.1 million increase in loan fee income was related to increased loan production and prepayment activity as a result of the low interest rate environment.

Non-Interest Expense

General and Administrative Expenses

The following table details the components of general and administrative expenses for the years ended December 31, 2004, 2003 and 2002, and the increases and decreases by dollar amount and percentage for 2004 compared to 2003 and 2003 compared to 2002:

TABLE 7

			2004 to 2003			2003 to 2002
	2004	2003	Increase (Decrease)	Percentage Change	2002	Increase (Decrease)	Percentage Change
	(Dollars in Thousands)

Compensation and benefits	$127,405	$123,847	$3,558	2.9%	$114,022	$9,825	8.6%
Occupancy and equipment	40,077	41,190	(1,113)	(2.7)	38,956	2,234	5.7
Data processing	18,726	18,157	569	3.1	17,861	296	1.7
Advertising	13,172	16,073	(2,901)	(18.0)	15,171	902	5.9
Communication	13,227	13,663	(436)	(3.2)	13,071	592	4.5
Item processing	12,543	13,718	(1,175)	(8.6)	14,225	(507)	(3.6)
Outside services	14,614	12,456	2,158	17.3	13,833	(1,377)	(10.0)
Loan expenses	7,065	10,981	(3,916)	(35.7)	5,236	5,745	109.7
Foreclosed real estate, net	2,486	3,924	(1,438)	(36.6)	6,805	(2,881)	(42.3)
Other operating expenses	14,401	17,400	(2,999)	(17.2)	20,890	(3,490)	(16.7)

Total general and administrative expenses	$263,716	$271,409	$(7,693)	(2.8)%	$260,070	$11,339	4.4%

The net decrease for 2004 compared to 2003 is due primarily to decreases in loan expenses, other operating expenses, advertising and foreclosed real estate partially offset by net increases in compensation and benefits and outside services. Despite the 2.8% decrease in general and administrative expenses, the efficiency ratio (general and administrative expenses as a percentage of the total of net interest income and total other income) increased to 68.9% at December 31, 2004, from 64.3% at December 31, 2003, largely due to the decreases in net interest income and total other income during 2004.

Loan expenses decreased comparing 2004 to 2003 primarily as a result of significantly higher loan servicing expenses in 2003 related to higher loan prepayment activity. Advertising decreased for 2004 compared to 2003 primarily due to the discontinuation of promotions relating to checking products and the termination of the cash incentive program for debit card transactions. The 2004 decrease in other operating expense is largely due to a reduction in operating and fraud losses due to the Corporation’s heightened attention to training and other loss mitigation techniques. Net expenses on foreclosed real estate decreased for 2004 compared to 2003 primarily due to the recognition of income totaling $2.2 million related to foreclosed property in Nevada. The decrease in item processing comparing periods is due to a decrease in Internet banking expenses. The decrease in occupancy and equipment is due primarily to a decrease in equipment depreciation partially due to accelerated depreciation taken in 2003 in anticipation of the company-wide upgrade of personal computers that occurred during 2004 and the latter part of 2003. The net increase in compensation and benefits for 2004 compared to 2003 is primarily due to annual merit increases, severance costs, increases in the Corporation’s portion of costs for employee benefits, the opening of seven new branches during 2004 and certain executive payments. These increases were partially offset by lower incentive costs during the year. Outside services increased for 2004 compared to 2003 primarily due to executive search fees, increased special project-related consulting costs, and increased public accounting fees associated with the additional costs to comply with the expanded requirements of the Sarbanes-Oxley Act.

The net increase for 2003 compared to 2002 is due primarily to increases in compensation and benefits, loan expenses, occupancy and equipment and advertising partially offset by net decreases in other operating expenses, foreclosed real estate and outside services. This net increase in general and administrative expenses resulted in an unfavorable increase in the Corporation’s efficiency ratio to 64.3% at December 31, 2003, from 58.0% at December 31, 2002. The increase in compensation and benefits was due primarily to increased labor costs associated with record levels of loan prepayments, increased production incentive bonuses, annual merit increases and increased employee benefits and taxes. Loan expenses increased primarily as a result of significantly higher loan servicing expenses related to loan prepayment activity. Occupancy and equipment increased due primarily to additional costs related to new branch expansion and retail system upgrades comparing the respective periods. Advertising increased primarily due to a cash back incentive program for debit and credit card transactions that generated higher interchange revenue for the Bank offset by increased expenses in the first part of 2003 and expanded promotions of products relating to checking accounts and Internet banking. Other operating expenses decreased for 2003 compared to 2002 due primarily to decreases in contributions totaling $2.7 million and decreased losses on the sale of fixed assets totaling $1.6 million. These decreases to other operating expenses were partially offset by a net gain totaling $895,000 on the sale of four Minnesota branches in 2002 which reduced 2002 expenses. Foreclosed real estate expenses decreased $2.9 million due primarily to a $1.9 million impairment loss recorded in the 2002 period on the residential master planned community property in Nevada. Outside services decreased due primarily to decreases in consulting services comparing periods.

Amortization of Core Value of Deposits

During 2004, the amortization of core value of deposits totaled $4.4 million compared to $5.5 million and $6.4 million, respectively, for 2003 and 2002. The decrease in amortization expense for 2004 compared to 2003 is primarily due to the core value of deposits amortizing on an accelerated run-off basis and certain core values of deposits that became fully amortized by June 30, 2004. The decrease comparing 2003 to 2002 is primarily due to certain core values of deposits amortizing on an accelerated basis.

Provision for Income Taxes

The provision for income taxes totaled $24.3 million for 2004 compared to $34.3 million and $43.7 million, respectively, for 2003 and 2002. The effective income tax rate was 24.1% for 2004 compared to 27.8% and 29.0% for 2003 and 2002, respectively. The effective income tax rates are lower for 2004 compared to 2003 due to the lower level of pre-tax income and to increases primarily in non-taxable BOLI income, tax-exempt interest income and tax credits. The effective tax rate is lower for 2003 compared to 2002 due to the lower level of pre-tax income and increases in tax-exempt interest income and tax credits. The effective tax rates for 2004, 2003 and 2002 vary from the statutory rate of 35.0% primarily due to tax benefits from the BOLI, tax-exempt interest income and tax credits.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Total assets of the Corporation decreased $737.4 million, or 6.0%, to $11.5 billion at December 31, 2004, compared to $12.2 billion at the end of 2003. The net decrease in total assets is primarily attributable to reductions in the residential mortgage loan portfolio, loans held-for-sale and the mortgage-backed securities portfolio. Total liabilities decreased $771.4 million at December 31, 2004 compared to 2003 primarily due to reductions in FHLB advances and certificates of deposits. Total stockholders’ equity was $789.3 million at December 31, 2004, compared to $755.4 million at December 31, 2003.

Loans

Loans Receivable

The Corporation’s loan portfolio includes residential real estate loans, commercial real estate loans, commercial and residential construction loans, commercial operating loans, agricultural loans, small business loans, and consumer loans, including home equity mortgage loans, automobile loans, credit card and other loans. The following table details the composition of the Corporation’s loan portfolio at December 31:

TABLE 8

	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Residential real estate	$2,638,548	33.9%	$3,420,692	42.5%	$3,670,388	47.1%	$4,329,595	53.1%	$5,286,232	60.7%
Commercial real estate	2,002,645	25.8	1,969,802	24.5	1,834,512	23.5	1,711,171	21.0	1,252,744	14.4
Construction, net of loans-in-process	670,302	8.6	519,599	6.5	492,409	6.3	534,719	6.5	517,788	5.9
Commercial operating and other	650,399	8.4	525,431	6.5	302,906	3.9	247,823	3.0	297,904	3.4
Consumer home equity	997,738	12.8	859,383	10.7	817,912	10.5	738,784	9.1	795,821	9.1
Consumer other	814,440	10.5	750,745	9.3	675,477	8.7	592,481	7.3	564,084	6.5

Total loans receivable	7,774,072	100.0%	8,045,652	100.0%	7,793,604	100.0%	8,154,573	100.0%	8,714,573	100.0%

Unearned income, net	14,739		19,245		15,560		14,161		18,864
Allowance for loan losses	(89,841)		(108,154)		(106,148)		(102,359)		(82,263)

Total loans receivable, net	$7,698,970		$7,956,743		$7,703,016		$8,066,375		$8,651,174

For additional information regarding the Corporation’s loans receivable portfolio, see Note 4 “Loans Receivable” of this Report.

As the preceding table reflects, the Corporation has made progress in the shift of its loan portfolio mix from lower-yielding residential mortgage loans to an increased proportion of higher-yielding commercial, construction and consumer loans. This shift has occurred because of management’s strategic initiative to diversify its loan product mix to enhance core profitability as part of a plan to transform the Corporation’s balance sheet from that of a traditional thrift to one more like a commercial bank.

The following section provides a general description of the various loan types in the Corporation’s loan portfolio and the risks associated with these loan types. The Corporation exercises prudent and conservative underwriting standards to appropriately minimize the risks outlined for each loan type.

Residential Real Estate Loans

The Corporation originates and purchases mortgage loans secured by single-family units primarily through its branch network and nationwide wholesale network of correspondent banks and residential mortgage brokers. The Corporation offers a variety of residential mortgage loan products including:

•	conventional mortgage loans which comply with the requirements for sale to, or conversion into securities issued by, FNMA or FHLMC (“conforming loans”),

•	mortgage loans which exceed the maximum loan amount allowed by FNMA or FHLMC but which otherwise generally comply with FNMA and FHLMC loan requirements, or mortgage loans not exceeding the maximum loan amount allowed by FNMA or FHLMC but do not meet all of the conformity requirements of FNMA and FHLMC (“nonconforming loans”) or

•	Federal Housing Administration (“FHA”) and Department of Veteran’s Administration (“VA”) guaranteed loans which qualify for sale in the form of securities guaranteed by GNMA.

To minimize the risk of loss in the event of foreclosure, the Corporation originates substantially all conforming and nonconforming loans with loan-to-value ratios at or below 80.0% unless the borrower obtains private mortgage insurance. Occasional exceptions to the 80.0% loan-to-value ratio for mortgage loans are made to facilitate the resolution of nonperforming assets.

Commercial Real Estate Loans

The commercial real estate portfolio primarily consists of loans secured by retail, office, apartment, or industrial warehouse properties. As noted in Table 9 below, this portfolio is well diversified geographically, with 94.4% of the commercial real estate portfolio secured by properties in the Corporation’s seven-state region and Nevada.

Commercial real estate lending entails significant additional risks compared with residential real estate lending. These additional risks are due to larger loan balances, which are more sensitive to business cycle downturns and changes in economic conditions. The payment of principal and interest due on the Corporation’s commercial real estate loans is substantially dependent upon the performance of the projects securing the loans. As an example, to the extent that the occupancy and rental rates on the secured commercial real estate are not high enough to generate the income necessary to make payments, the Corporation could experience an increased rate of delinquency and could be required either to declare the loans in default and foreclose upon the properties or to make concessions on the terms of the repayment of the loans.

Construction Loans

The Corporation conducts its construction lending operations in its seven-state region and Nevada. Construction financing is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the total estimated cost, including interest. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Corporation may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, the Corporation may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

Real Estate Loans by State

The following table presents the primary composition of the Corporation’s real estate loans receivable portfolio (before any reduction for unearned income and allowance for loan losses) by state and property type at December 31, 2004:

TABLE 9

	Residential Real Estate	Commercial Real Estate	Construction, Net of Loans in Process	Total	Percent of Total
	(Dollars in Thousands)

Colorado	$349,590	$470,676	$132,943	$953,209	17.9%
Iowa	174,060	434,942	107,501	716,503	13.5
Nebraska	253,053	150,947	52,551	456,551	8.6
Kansas	220,044	178,490	50,129	448,663	8.4
Arizona	98,619	211,331	108,694	418,644	7.9
Missouri	108,892	209,958	38,680	357,530	6.7
Oklahoma	95,183	180,741	17,716	293,640	5.5
Nevada	10,262	52,575	146,508	209,345	3.9
Massachusetts	195,588	—	—	195,588	3.7
Minnesota	129,395	269	—	129,664	2.4
Georgia	119,508	2,710	—	122,218	2.3
Other states (39 states)	884,354	110,006	15,580	1,009,940	19.2

Total	$2,638,548	$2,002,645	$670,302	$5,311,495	100.0%

Percent of total	49.7%	37.7%	12.6%	100.0%

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

Consumer Loans

Consumer loans originated by the Corporation include second mortgage home equity loans, automobile loans, credit card loans, loans secured by savings accounts of depositors, and other loans to consumers. In some cases, these loans, which may be unsecured or secured entail greater risk than do residential mortgage loans. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by changes in the borrower’s economic circumstances brought about by events such as job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Loans to One Borrower

Regulatory guidelines generally limit loans and extensions of credit to one borrower, as defined, equal to 15.0% of an institution’s unimpaired capital and surplus (or $117.4 million at December 31, 2004). At December 31, 2004, all loans of the Corporation were within the regulatory limitation for loans to one borrower.

Scheduled Loan Repayments

The following table shows the maturities of loans receivable of the Corporation’s portfolios based on contractual terms as of December 31, 2004. The table does not reflect the effects of loan prepayments or scheduled principal amortization. Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less. Since prepayments significantly shorten the average life of loans, management believes that the following table will bear little resemblance to what will be the actual repayments. Loan balances have not been reduced for (i) unearned income (ii) allowance for loan losses or (iii) nonperforming loans.

TABLE 10

	Due During the Year Ended December 31,
	2005	2006-2009	After 2009	Total
	(In Thousands)
Residential real estate:
Fixed-rate	$3,669	$81,495	$840,515	$925,679
Adjustable-rate	3,715	21,940	1,687,214	1,712,869

	7,384	103,435	2,527,729	2,638,548

Commercial real estate:
Fixed-rate	72,173	600,880	247,744	920,797
Adjustable-rate	86,033	226,358	769,457	1,081,848

	158,206	827,238	1,017,201	2,002,645

Construction loans, net of loans in process:
Fixed-rate	58,016	2,901	—	60,917
Adjustable-rate	609,385	—	—	609,385

	667,401	2,901	—	670,302

Commercial operating and other:
Fixed-rate	52,409	228,999	23,063	304,471
Adjustable-rate	203,120	85,324	57,484	345,928

	255,529	314,323	80,547	650,399

Consumer home equity:
Fixed-rate	5,669	128,834	458,342	592,845
Adjustable-rate	854	4,608	399,431	404,893

	6,523	133,442	857,773	997,738

Consumer other:
Fixed-rate	69,183	549,010	195,795	813,988
Adjustable-rate	155	106	191	452

	69,338	549,116	195,986	814,440

Total principal repayments	$1,164,381	$1,930,455	$4,679,236	$7,774,072

Loans Held for Sale

In addition to originating residential first mortgage loans for its portfolio, the Corporation also originates mortgage loans for sale in the secondary market to FNMA, GNMA, FHLMC, FHLB or institutional investors. Mortgage loans sold to FNMA, GNMA and FHLMC must meet required underwriting, appraisal and documentation standards and are generally sold without recourse, but with the rights to service the loans, and thereby the ongoing loan servicing fee income, retained by the Corporation. The Corporation also sells mortgage loans meeting certain requirements to the FHLB with the rights to service these loans retained by the

Corporation. These mortgage loans are sold to the FHLB with limited recourse provisions. For further information regarding the Corporation’s sale of loans to the FHLB, see Note 17 “Commitments and Contingencies” of this Report. Loans sold to other institutional investors are generally sold without recourse and may be sold with servicing rights released.

Loans held for sale totaled $276.8 million, $351.5 million and $914.5 million at December 31, 2004, 2003 and 2002, respectively. The balances decreased comparing the respective years primarily due to reduced volumes of mortgage loan refinancing and prepayment activity resulting from increases in mortgage interest rates year over year, reduced demand for mortgage loan refinancings and general overcapacity in the mortgage banking industry.

Asset Quality

Management of the Corporation actively monitors credit risk associated with its loan portfolio and unfunded loan commitments and letters of credit. Credit risks are inherently different for each type of loan and may be affected by a variety of factors including the current economic conditions impacting the borrower and the value of the underlying collateral. Credit risks for each loan type are briefly discussed in the preceding MD&A section entitled “Loans Receivable.”

To ensure credit risk is properly monitored in a timely fashion, the Corporation’s credit review team actively reviews asset credit quality. The primary objectives of the credit review team are to:

•	examine the risk of collectibility of the Corporation’s loans,

•	assess the likelihood of partial or full liquidation of foreclosed real estate and other repossessed assets,

•	confirm processes are in place to identify problem assets at the earliest possible time,

•	assure an adequate level of allowances for credit losses is established to cover identified and anticipated credit risks,

•	monitor the Corporation’s compliance with established policies and procedures, and

•	provide the Corporation’s management with information obtained through the credit review process.

Allowance for Loan Losses and Allowance for Unfunded Loan Commitments and Letters of Credit

The allowance for loan losses and the allowance for unfunded loan commitments and letters of credit represents management’s best estimate of probable losses inherent in the loan portfolio and unfunded credit facilities. These estimated allowances are based on several analysis factors including the Corporation’s past loss experience, economic and business conditions that may affect the borrower’s ability to pay, geographic and industry concentrations, composition of the loan portfolio, credit quality and delinquency trends, regular examinations of specific problem loans by the Corporation’s credit review team, the overall portfolio quality and market conditions in the Corporation’s lending areas, and known and inherent risks in each of the portfolios. The determination of the allowance for credit losses on unfunded commitments and letters of credit is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for similar types of loans outstanding and the terms of the unfunded credit facilities. Management considers the determination of the allowance for loan losses and the allowance for unfunded loan commitments and letters of credit a critical accounting estimate. See the section of this MD&A entitled “Critical Accounting Estimates” for more information. See Note 1 “Summary of Significant Accounting Policies” of this Report for the Corporation’s accounting policies related to the allowances for credit losses.

The Corporation’s policy is to charge-off loans or portions thereof against the allowance for loan losses in the period in which loans or portions thereof are determined to be uncollectible. When the Corporation records charge-offs on loans secured by real estate, it typically has already begun the foreclosure process for gaining possession of real estate which served as collateral for such loans and has obtained an updated appraised value for the secured real estate. A significant portion of the Corporation’s loans are collateralized by residential or commercial real estate. The collectibility of such loans is susceptible to changes in prevailing real estate market conditions and other factors which can cause the fair value of the collateral to decline below the loan balance. Recoveries of loan charge-offs occur when the loan payments are received on the deficient loan in excess of the remaining recorded book balance of the loan.

The following tables set forth the activity in the Corporation’s allowances for loan losses for the periods indicated:

TABLE 11

	Year Ended December 31,				Six Months Ended December 31, 2000
	2004	2003	2002	2001
	(Dollars in Thousands)
Allowance for loan losses at beginning of year	$108,154	$106,291	$102,451	$83,439	$70,556

Loans charged-off:
Residential real estate	(422)	(547)	(2,210)	(2,074)	(854)
Commercial real estate	(10,189)	(2,205)	(8,247)	(423)	(2,564)
Construction, net of loans-in-process	(960)	(2,481)	(2,533)	(962)	(55)
Commercial operating and other	(3,420)	(1,820)	(3,303)	(3,981)	(505)
Consumer	(20,287)	(19,275)	(16,400)	(17,634)	(12,930)

Loans charged-off	(35,278)	(26,328)	(32,693)	(25,074)	(16,908)

Recoveries:
Residential real estate	183	—	—	6	9
Commercial real estate	84	429	60	—	—
Construction, net of loans-in-process	2	1	—	—	—
Commercial operating and other	246	1,679	288	55	30
Consumer	5,107	4,697	5,327	5,257	2,509

Recoveries	5,622	6,806	5,675	5,318	2,548

Net loans charged-off	(29,656)	(19,522)	(27,018)	(19,756)	(14,360)

Provision charged to operations	14,002	22,003	31,002	38,945	27,854
Change in estimate or charge-offs for bulk purchase loans and sale of securitized loans, net	—	(618)	(144)	(177)	(611)
Transfer of allowance for unfunded loan commitments and letters of credit	(2,659)	—	—	—	—

Allowance for loan losses at end of year (1)	$89,841	$108,154	$106,291	$102,451	$83,439

Allowance for loan losses to loans receivable (2)	1.15%	1.34%	1.36%	1.25%	.96%
Ratio of net loans charged-off to average loans receivable outstanding during the period	.38%	.25%	.34%	.23%	.14%
Average balance of outstanding loans receivable	$7,753,842	$7,851,848	$7,951,229	$8,440,881	$10,049,346

(1)	Includes allowances for loan losses on loans held for sale of $143,000, $92,000 and $1,176,000 at December 31, 2002, 2001, and 2000, respectively.
(2)	Based on the net book value of loans receivable before deducting allowance for loan losses at the respective dates.

The change in the allowance for loan losses is related to several factors, including but not limited to, changes in the composition of the Corporation’s loan portfolio (see Table 8), net charge-offs (see Table 11), and nonperforming loans (see Table 13). Improvements in general economic conditions and favorable asset quality trends due to management’s continued focus on prudent loan underwriting, active monitoring of loans and aggressive collection efforts have contributed to the decline in the allowance as a percentage of loans receivable from 2003 to 2004. The decrease in the allowance for loan losses also relates to the charge-off of a commercial real estate loan totaling $9.2 million during the first quarter of 2004 for which the allowance previously provided. This charge-off occurred as a result of management’s decision to sell this loan at a loss since the real estate securing the loan, which was the primary source of repayment, was in a distressed market with no sign of improvement in the near future coupled with a potential indeterminate holding period until the market would stabilize. Management does not anticipate similar problem loans becoming a material issue to the Corporation in the foreseeable future. However, management will continue to consider the option of accelerating the resolution of specific, selected assets, on a case by case basis, that either are nonperforming or are expected to be nonperforming in the near future. The allowance for loan losses as a percentage of loans receivable for the years ended 2003 and 2002 remained relatively flat due to minimal change in management’s assessment of the credit quality of the loan portfolios, general economic conditions, and other factors. The allowance for unfunded commitments and letters of credit, which is classified in other liabilities, totaled $2.7 million at December 31, 2004.

The following table sets forth the allocation of the Corporation’s allowance for loan losses at December 31 and the categories of loans as a percentage of total loans. Changes in the allocation over time reflect changes in the loan portfolio, risk profile and refinements to the methodologies for determining the allowance for loan losses.

TABLE 12

	2004		2003		2002		2001		2000
	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans
	(Dollars in Thousands)
Residential real estate	$1,478	33.9%	$6,107	42.5%	$9,604	47.1%	$11,621	53.1%	$13,597	60.7%
Commercial real estate	21,375	25.8	26,234	24.5	22,776	23.5	27,703	21.0	18,166	14.4
Construction	5,578	8.6	7,652	6.5	8,095	6.3	7,321	6.5	6,461	5.9
Commercial operating and other	9,557	8.4	8,083	6.5	5,287	3.9	3,442	3.0	5,116	3.4
Consumer	31,117	23.3	27,883	20.0	24,620	19.2	21,315	16.4	16,458	15.6
Unallocated	20,736	n/a	32,195	n/a	35,766	n/a	30,957	n/a	22,465	n/a

Totals	$89,841	100.0%	$108,154	100.0%	$106,148	100.0%	$102,359	100.0%	$82,263	100.0%

The allocation methodology applied by the Corporation is designed to assist in the assessment of the adequacy of the allowance for loan losses. Among other qualitative and quantitative factors considered in the allocation methodology, the Corporation takes into consideration the size and characteristic of the loans in a specific loan type, changes to the level of nonperforming loans for each loan type, concentrations of loans to specific borrowers or industries, existing economic conditions, underlying collateral, historical delinquency and charge-off trends and the unique credit risks associated with the various types of loans. The allocation of the allowance is primarily based on specifically identifiable loans that are evaluated individually for impairment or the evaluation of pools of similar loans. For additional information on the Corporation’s policy for allowance for loan losses, see Note 1 “Summary of Significant Accounting Policies” of this Report. In addition, the allowance for loan losses includes an unallocated component established to provide coverage for probable losses not considered in the specific and pool methodologies related to factors such as overall economic conditions or uncertainty in the subjective factors considered in the allocation methodology. The determination of the unallocated component also factors in the Corporation’s recognition that changes in the allowance may not directly coincide with changes in the risk ratings of the loan portfolio due to the lagging effect that may exist when changes in business cycles occur and the delay that may occur when the exposure and mix of loans changes within risk rating categories or in levels of nonperforming loans. The Corporation also performs an analysis of the estimated minimum and maximum potential loss ranges by type of loan and the overall loan portfolio. Management ensures that the total of the components of the allowance for loan losses for specifically identifiable loans, pools of similar loans and the unallocated component falls within this estimated range of potential loss. Furthermore, while allocations are made to specific loans and pools of loans, the total allowance is available to absorb losses from any part of the loan portfolio. The allocation of the loan loss allowance is subject to change and is not necessarily indicative of the trend of future losses for any particular loan type.

As part of the Corporation’s credit risk assessment, the Corporation classifies its loans into various risk categories. Loans that are evaluated individually for impairment may be classified as “special mention,” “substandard,” “doubtful,” or “loss” as defined by OTS regulations. The Corporation establishes estimated valuation allowances for loans classified as substandard or doubtful. If a loan is classified as a loss, the Corporation generally charges off the amount of the loss or it may establish a specific valuation allowance equal to the amount classified as loss. A loan which does not warrant classification as substandard but which possesses credit deficiencies or potential weaknesses deserving close attention is designated as “special mention.” The OTS has the authority to approve, disapprove or modify any loan classification or any amount established as an allowance pursuant to such classification. At December 31, 2004, the Corporation had $37.9 million in assets classified as special mention, $122.8 million in assets classified as substandard, $2.0 million in assets classified as doubtful and no assets classified as loss. Substantially all nonperforming assets at December 31, 2004, are classified as substandard pursuant to applicable asset classification standards. Of the Corporation’s loans which were not classified at December 31, 2004, there were no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

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

Nonperforming Assets

Nonperforming assets include nonaccrual loans, foreclosed real estate and troubled debt restructurings. For all loans, except residential first mortgage loans and credit card loans, interest is generally not accrued when the loan becomes contractually delinquent 90 days or more. Credit card loans continue to accrue interest up to 120 days past due at which point the credit card loan balance plus accrued interest are charged off. Effective June 30, 2004, management of the Corporation changed its estimate for determining when the collection of residential first mortgage loans becomes doubtful and therefore, when these loans are placed on nonaccrual status. Previously, the Corporation placed all residential first mortgage loans on nonaccrual status when four or more payments were past due. The Corporation now places residential first mortgage loans on nonaccrual when more than twelve payments are missed unless the loan is not both well-secured and in the process of collection. If it is determined that a residential first mortgage loan is not both well-secured and in the process of collection before more than twelve payments are missed, the loan is placed on nonaccrual at this earlier point in time. The impact of this change in estimate was not material to the Corporation’s results of operations.

Real estate acquired by the Corporation as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate. At foreclosure, such property is stated at the lower of cost or fair value, minus estimated costs to sell. Subsequent impairment losses are recorded when the carrying value exceeds the fair value minus estimated costs to sell the property. The Corporation may also realize income through the disposition of such real estate when the sales proceeds exceed the carrying value of the real estate.

In certain circumstances, the Corporation does not immediately foreclose when a delinquency is not cured promptly, particularly when the borrower does not intend to abandon the collateral, since by not foreclosing the risk of ownership would still be retained by the borrower. The evaluation of borrowers and collateral may involve determining that the most economical way to reduce the Corporation’s risk of loss may be to allow the borrower to remain in possession of the property and to restructure the debt as a troubled debt restructuring. A troubled debt restructuring is a loan in which the Corporation, for reasons related to the debtor’s financial difficulties, grants a concession to the debtor, such as a reduction in the loan’s interest rate, a reduction in the face amount of the debt, or an extension of the maturity date of the loan, that the Corporation would not otherwise consider. In circumstances in which the Corporation decides to restructure debt as a troubled debt restructuring, the Corporation would strive to ensure that the borrower’s continued participation in and management of the collateral does not put the Corporation at further risk of loss. In situations in which the borrower is not performing under the restructured terms, foreclosure proceedings are commenced when legally allowable. A loan classified as a troubled debt restructuring may be removed from troubled debt restructuring status if the loan exhibits improving fundamentals including a majority of the following criteria:

•	the loan has returned to performing status,

•	the loan is amortizing at a market rate of interest,

•	the loan has had a good payment history for six months,

•	the loan to value ratio is 80.0% or less,

•	the cash flows generated from the collateralized property support the loan amount subject to minimum debt service coverage, as defined, and

•	overall applicable economic conditions are favorable.

If a borrower fails to make required payments on a loan, the Corporation generally will take immediate action to satisfy its claim against the security on the loan. If a delinquency cannot otherwise be cured, the Corporation records a notice of default and, in the case of loans secured by real estate, commences foreclosure proceedings. When a trustee sale is held, the Corporation generally acquires title to the property. The property may then be sold for cash or with financing conforming to normal loan requirements, or it may be sold or financed with a “loan to facilitate” involving terms more favorable to the borrower than those permitted by applicable regulations for new loans. The Corporation did not have a material amount of loans to facilitate outstanding as of December 31, 2004.

The following table sets forth information with respect to the Corporation’s nonperforming assets at December 31:

TABLE 13

	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis (1)(2):
Real estate—
Residential (1)	$9,598	$40,065	$46,394	$52,792	$46,075
Commercial	20,206	7,363	17,890	23,423	27,349
Consumer, commercial operating and other loans	7,119	8,491	8,130	6,929	10,019

Total nonperforming loans	36,923	55,919	72,414	83,144	83,443

Foreclosed real estate:
Commercial	3,071	32,839	24,707	30,368	10,198
Residential	14,764	16,905	15,301	14,840	15,824

Total foreclosed real estate	17,835	49,744	40,008	45,208	26,022

Troubled debt restructurings (3):
Commercial	5,846	4,712	1,547	3,057	4,195
Residential	—	—	—	84	90

Total troubled debt restructurings	5,846	4,712	1,547	3,141	4,285

Total nonperforming assets	$60,604	$110,375	$113,969	$131,493	$113,750

Nonperforming loans to loans receivable (1)(4)	.47%	.69%	.93%	1.02%	.96%
Nonperforming assets to total assets	.53%	.91%	.87%	1.02%	.91%
Allowance for loan losses	$89,841	$108,154	$106,291	$102,451	$83,439
Allowance for loan losses to:
Loans receivable (4)	1.15%	1.34%	1.36%	1.25%	.96%
Total nonperforming loans (1)	243.32%	193.41%	146.78%	123.22%	100.00%
Accruing loans deliquent more than 90 days (1):
Residential real estate	$17,849	$—	$—	$—	$—

(1)	Effective June 30, 2004, management of the Corporation changed its estimate for determining when the collection of residential first mortgage loans becomes doubtful and therefore, when these loans are placed on nonaccrual status. Previously, the Corporation placed all residential first mortgage loans on nonaccrual status when four or more payments were past due. The Corporation now places residential first mortgage loans on nonaccrual when more than 12 payments are missed unless the loan is not both well-secured and in the process of collection. If it is determined that a residential first mortgage loan is not both well-secured and in the process of collection before more than twelve payments are missed, the loan is placed on nonaccrual at this earlier point in time. The impact of this change in estimate was not material to the Corporation’s results of operations. For all other loans, except credit card loans, interest is generally not accrued when the loan becomes contractually delinquent 90 days or more. Credit card loans continue to accrue interest up to 120 days past due at which point the credit card loan balance plus accrued interest are charged off.
(2)	Had nonaccruing loans, excluding credit card loans, been current in accordance with their original terms and had been outstanding throughout the year or since origination, if held for part of the year, the Corporation would have recorded gross interest income on these loans totaling $2.9 million, $3.4 million, $6.5 million, $6.4 million and $5.3 million, respectively, during the aforementioned periods. The amount of interest income on these loans included in net income for the years presented was not material. Credit card loans continue to accrue interest up to 120 days past due at which point the credit card loan balances plus accrued interest are charged off.

(Continued on next page)

(3)	During the years ended December 31, 2004, 2003, 2002 and 2001, and the six months ended December 31, 2000, the Corporation recognized interest income on loans classified as troubled debt restructurings aggregating $103,000, $238,000, $224,000, $236,000 and $176,000, respectively, whereas under their original terms the Corporation would have recognized interest income of $219,000, $254,000, $255,000, $268,000 and $194,000, respectively. At December 31, 2004, the Corporation had no commitments to lend additional funds to borrowers whose loans were subject to troubled debt restructuring.
(4)	Based on the net book value of loans receivable before deducting allowance for loan losses at the respective dates.

The preceding table excludes nonperforming loans held for sale totaling $34.3 million, $25.0 million, $32.0 million and $37.9 million, respectively, at December 31, 2004, 2003, 2002 and 2001, related to the GNMA optional repurchase program. These guaranteed mortgage loans serviced for GNMA primarily include loans that are eligible for repurchase, or to a lesser extent, loans that have been repurchased by the Corporation at the Corporation’s option and without prior authorization from GNMA when specific delinquency criteria are met. Therefore, the Corporation is deemed to have regained effective control over these loans. These nonperforming loans are guaranteed by the FHA or VA with the Corporation either reselling these loans or undertaking collection efforts through the FHA/VA foreclosure process for reimbursement of these repurchased loans. The Corporation is reimbursed for substantially all costs incurred after the foreclosure process is complete. There were no nonperforming loans held for sale at December 31, 2000.

Nonperforming loans at December 31, 2004, decreased $19.0 million compared to December 31, 2003, primarily due to management of the Corporation changing its estimate as of June 30, 2004, of determining when the collection of residential first mortgage loans becomes doubtful and therefore when the loans are placed on nonaccrual status. This change in estimate reduced the Corporation’s nonperforming loans by approximately $17.8 million as of December 31, 2004, accounting for a substantial portion of the $30.5 million decrease in residential nonperforming loans. This change in estimating the doubtful and resulting nonaccrual status for residential mortgage loans had no impact on the Corporation’s estimation of the allowance for loan losses. Partially offsetting the decrease in residential real estate nonperforming loans is an increase in nonperforming commercial real estate loans totaling $12.8 million due primarily to two well-secured commercial real estate loans totaling $11.7 million becoming delinquent during 2004. Nonperforming loans at December 31, 2003 decreased by $16.5 million compared to December 31, 2002, due primarily to net decreases in commercial real estate loans totaling $10.5 million and residential real estate loans totaling $6.3 million. The reductions in nonperforming loans is partially attributable to the foreclosure of real estate collateralizing certain loans in addition to the strength of the credit underwriting, loan review and collection processes of the Corporation.

The higher concentrations of nonperforming loans at December 31, 2004, were secured by properties in Oklahoma (23%), Florida (22%) and Iowa (12%). At December 31, 2003, the higher concentration levels of nonperforming loans were secured by properties in Iowa (15%), Oklahoma (13%), Colorado (12%) and Kansas (12%). Similarly, the higher concentration levels of nonperforming loans at December 31, 2002 were secured by properties located in Iowa (13%), Oklahoma (13%) and Kansas (13%). The economy of these markets has remained relatively stable during 2004.

The $31.9 million net decrease in foreclosed real estate at December 31, 2004, compared to December 31, 2003, is primarily due to the 2004 sale of a residential master planned community in Nevada totaling $30.0 million. The $9.7 million increase in foreclosed real estate at December 31, 2003 compared to 2002 is due to capitalized expenses totaling $6.2 million on the residential master planned community property in Nevada and the foreclosure of a residential construction project in Colorado totaling $4.0 million. Foreclosed real estate at December 31, 2004, was located primarily in Kansas (19%), Colorado (13%), Iowa (11%), Oklahoma (10%) and Nevada (10%) compared to December 31, 2003, where the highest concentrations were located primarily in Nevada (57%), Colorado (10%) and Iowa (8%), and to December 31, 2002, where the highest concentrations were located primarily in Nevada (55%), Iowa (7%) and Missouri (6%).

Troubled debt restructurings increased $1.1 million at December 31, 2004, compared to December 31, 2003, primarily due to the restructuring of two commercial real estate loans totaling $2.4 million, partially offset by the removal of one commercial real estate loan from troubled debt restructurings totaling $1.3 million. Troubled debt restructurings increased $3.2 million at December 31, 2003, compared to December 31, 2002, primarily due to the restructuring of a commercial real estate loan during 2003.

Investment and Mortgage-Backed Securities Portfolios

The Corporation manages the available-for-sale investment and mortgage-backed securities portfolios for various liquidity and asset-liability management purposes as well as for collateral against the Corporation’s derivative positions and borrowings. Additionally, certain available-for-sale investment securities are held for the purpose of economically hedging changes in the fair value of mortgage servicing rights. The Corporation’s management objective for liquidity is to maintain a sufficient level of readily available funds by investing primarily in short-term liquid assets, taking into account anticipated cash flows and available sources of credit. The Bank’s procedures for managing its liquidity also allow for flexibility to meet withdrawal requests, fund loan commitments, maximize income while protecting against credit risks and balance the repricing characteristics of the Corporation’s assets and liabilities. Such liquid funds are managed in an effort to produce the highest yield consistent with minimizing risk of principal loss. The Corporation’s asset-liability management strategies also impact the relative size and mix of the Corporation’s securities portfolios. The Bank invests only in permissible investments consistent with all applicable regulations.

The available-for-sale mortgage-backed securities portfolio consists mainly of high-quality collateralized mortgage obligations and government-backed securities. The carrying value of the Corporation’s available-for-sale mortgage-backed securities totaled $1.0 billion at December 31, 2004, compared to $1.3 billion at December 31, 2003. This decrease in mortgage-backed securities comparing years is attributable primarily to normal mortgage loan pay-downs as well as management’s strategic decision to decrease this portfolio. For further information regarding the Corporation’s available-for-sale mortgage-backed securities portfolio, see Note 3 “Mortgage-Backed Securities” of this Report.

The following table sets forth the scheduled maturities, amortized cost, fair values and weighted average yields for the Corporation’s investment securities at December 31, 2004. Weighted average yields do not give effect to changes in fair value that are reflected as a component of stockholders’ equity. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

TABLE 14

	One Year or Less		Over One Within Five Years		Over Five Within Ten Years		More Than Ten Years		Total
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Fair Value
	(Dollars in Thousands)

U.S. Treasury obligations	$—	—%	$188	5.96%	$—	—%	$—	—%	$188	5.96%	$197
Government-sponsored enterprise debt obligations	—	—	—	—	678,670	4.78	—	—	678,670	4.78	692,161
State and political subdivisions	5,017	7.12	16,923	5.80	17,125	4.77	178,456	5.13	217,521	5.20	234,027
Other securities	1	1.21	1,581	4.85	6,969	7.14	135,604	3.74	144,155	3.92	144,838

Total	$5,018	7.12%	$18,692	5.72%	$702,764	4.80%	$314,060	4.53%	$1,040,534	4.75%	$1,071,223

For further information regarding the Corporation’s investment securities available-for-sale, see Note 2 “Investment Securities” of this Report.

Funding Sources

Deposits are the primary source of the Corporation’s funding for lending and other investment purposes. In addition to deposits, the Corporation derives funds from principal and interest repayments on loans and mortgage-backed securities, sales of loans, FHLB advance borrowings, prepayment and maturity of investment securities, and other borrowings. At December 31, 2004, deposits made up 61.6% of total deposits and interest-bearing liabilities compared to 57.9% at December 31, 2003 which reflects the Corporation’s intent to increase its proportion of funding from customer depository sources versus borrowings. Deposit levels are significantly influenced by general interest rates, economic conditions and competition. Other borrowings, primarily FHLB advances, are utilized to compensate for any decreases in the normal or expected inflow of deposits.

Deposits

The Corporation emphasizes the acquisition and retention of consumer and commercial deposits obtained primarily through the retail branch network from retail, commercial and small business customers. The Corporation also offers a variety of alternative customer service delivery channels including: the Bank’s website, www.comfedbank.com; supermarket locations, many of which offer extended weekday and weekend hours; telephone, utilizing a 24-hour AccessNow automated customer service system tied to extended hour operator availability; and ATMs through the Corporation’s proprietary network and links to other national and international ATM services. Deposits are obtained through extensive marketing and advertising efforts and product promotion, such as offering a variety of checking accounts and other deposit programs to satisfy customer needs. Rates on deposits are set based on the competitive environment, what is considered necessary in order to retain the customer deposit and relationship, and also considering other investment opportunities available to the customers. In addition, rates on deposits are established in consideration of the Corporation’s asset/liability management strategies which factor in the level of deposits necessary to meet defined business objectives and the cost of alternative sources of funds. For further information regarding the Corporation’s deposits, see “Liquidity and Capital Resources” and Note 10 “Deposits” of this Report.

The following table shows the composition of average deposit balances and average rates for the years ended December 31:

TABLE 15

	2004		2003		2002
	Average Balance	Avg. Rate	Average Balance	Avg. Rate	Average Balance	Avg. Rate
	(Dollars in Thousands)

Noninterest-bearing checking accounts	$647,211	—%	$576,761	—%	$530,036	—%
Interest-bearing checking accounts	599,758.28		540,489.47		549,767.25

Total checking excluding escrow accounts	1,246,969		1,117,250		1,079,803
Savings accounts (1)	1,251,434	3.31	1,416,203	4.25	1,802,558	4.32
Money market accounts	1,169,488	1.40	893,820	1.58	314,243	1.32

Total core deposits	3,667,891		3,427,273		3,196,604
Custodial escrow accounts	313,663	—	482,801	—	198,738	—
Certificates of deposit	2,428,907	2.27	2,719,225	2.58	2,862,960	3.36

Average deposit accounts	$6,410,461	1.79%	$6,629,299	2.22%	$6,258,302	2.87%

(1)	The average rate is affected by interest expense on interest rate swap agreements totaling $28.4 million, $48.6 million and $50.4 million for the respective years.

As Table 15 reflects, the Corporation’s average core deposits reflect an upward trend over previous years as the intensity of the sales and service culture of the Corporation continues to evolve. The Corporation plans to continue this focus on the growth of core deposits, particularly noninterest-bearing checking accounts in the future. In addition, the Corporation intends to continue pricing its deposit products at rates that minimize the Corporation’s total costs of funds while still allowing the Corporation to retain the customer deposit and the overall customer relationship.

The following table presents the outstanding amount of certificates of deposit of $100,000 or more by time remaining until maturity at December 31:

TABLE 16

	2004	2003	2002
	(In Thousands)

Three months or less	$276,792	$221,992	$180,134
Over three through six months	118,834	133,289	196,738
Over six through twelve months	99,271	129,689	183,690
Over twelve months	139,867	161,096	99,868

Total	$634,764	$646,066	$660,430

Borrowed Funds

The Corporation also relies upon other borrowings, primarily advances from the FHLB as additional funding sources. The maximum amount of FHLB advances that the Corporation is permitted to borrow fluctuates from time to time in accordance with federal regulatory policies. The Corporation is required to maintain a minimum investment in FHLB stock per federal regulations based on the amount of FHLB advances outstanding. The Corporation is also required to pledge such stock as collateral for FHLB advances. In addition to this collateral requirement, the Corporation is required to pledge either unencumbered residential first mortgage loans or U.S. government or U.S. government agency guaranteed securities, including mortgage-backed securities, as collateral for the outstanding FHLB advances.

The following table sets forth certain information relating to the Corporation’s short-term FHLB advances as of December 31:

TABLE 17

	2004	2003	2002
	(Dollars in Thousands)

Maximum month-end balance	2,171,000	2,370,000	3,246,000
Average balance	1,560,873	2,178,358	2,400,667
Weighted average interest rate during the year	1.44%	1.20%	1.76%
Weighted average interest rate at end of year	2.26%	1.11%	1.44%

For additional information on the Corporation’s FHLB advances, repurchase agreements and other borrowings, see Note 11 “Advances from the Federal Home Loan Bank” and Note 12 “Other Borrowings.” See Note 13 “Derivative Financial Instruments” of this Report for additional information relating to the Corporation’s hedging strategies for the management of interest rate risk involving FHLB advances.

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

The Corporation entered into swaption agreements beginning in 2001 to hedge the exposure to changes in the fair value of the call options embedded in certain fixed rate FHLB advances. All terms of the swaption agreements exactly match the terms of these FHLB advances. In the event any of these FHLB advances are called, the Corporation will exercise its corresponding option to enter into a swap agreement paying a fixed rate of interest and receiving a variable rate of interest. In November 2003, the Corporation terminated swaption agreements with a notional amount of $1.1 billion. These terminations occurred in conjunction with the aforementioned restructuring of terms of fixed-rate callable FHLB advances for which the embedded call options were being hedged by these terminated swaption agreements. See Note 13 “Derivative Financial Instruments” of this Report for additional information regarding the Corporation’s swap and swaption agreements.

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

The following table represents management’s projected maturity and repricing of the Corporation’s interest-earning assets and interest-bearing liabilities at December 31, 2004. The amounts of interest-earning assets, interest-bearing liabilities and interest rate swap agreements presented which mature or reprice within a particular period were determined in accordance with the contractual terms and expected behavior over time of such assets, liabilities and interest rate swap agreements. Adjustable-rate loans and mortgage-backed securities are included in the period in which they are first scheduled to adjust and not in the period in which they mature. All loans and mortgage-backed securities are adjusted for prepayment rates based on information provided by independent sources as of December 31, 2004, and the Corporation’s historical prepayment experience. Fixed-rate savings accounts, checking accounts and non-indexed money market accounts are assumed to reprice or mature according to the decay rates defined by regulatory guidelines. Indexed money market accounts are deemed to reprice or mature within the 90-day category. Management believes that these assumptions approximate actual experience and considers such assumptions reasonable; however, the actual interest rate sensitivity of the Corporation’s interest-earning assets and interest-bearing liabilities may vary substantially if actual experience differs from the assumptions used.

TABLE 18

	Within 90 Days	91 Days to 1 Year	Over 1 to 3 Years	3 Years and Over	Total
	(Dollars in Thousands)
Interest-earning assets:
Fixed-rate mortgage loans (1)	$387,145	$497,749	$555,486	$601,568	$2,041,948
Other loans (2)	2,318,452	1,473,214	1,888,966	1,250,006	6,930,638
Investments (3)	418,317	6,860	16,775	928,146	1,370,098

Interest-earning assets	3,123,914	1,977,823	2,461,227	2,779,720	10,342,684

Total deposits and interest-bearing liabilities:
Checking, savings and money market deposits	1,936,558	546,057	504,212	1,096,592	4,083,419
Certificates of deposit	737,027	911,371	528,378	162,588	2,339,364
Borrowings (4)	2,020,571	200,000	300,000	1,465,869	3,986,440
Impact of interest rate swap agreements	(720,000)	—	—	720,000	—

Total deposits and interest-bearing liabilities	3,974,156	1,657,428	1,332,590	3,445,049	10,409,223

Gap position	$(850,242)	$320,395	$1,128,637	$(665,329)	$(66,539)

Gap as a percentage of total assets	(7.42)%	2.80%	9.86%	(5.81)%	(0.58)%

Cumulative gap position	$(850,242)	$(529,847)	$598,790	$(66,539)	$(66,539)

Cumulative gap as a percentage of total assets	(7.42)%	(4.63)%	5.23%	(0.58)%	(0.58)%

(1)	Includes single-family loans, multi-family mortgage loans and mortgage-backed securities.
(2)	Includes adjustable-rate single-family mortgage loans, adjustable-rate mortgage-backed securities and all other types of loans with either fixed or adjustable interest rates.
(3)	Included in the “Within 90 Days” column is FHLB stock of $204.4 million.
(4)	Includes advances from the FHLB and other borrowings (excluding capital and financing lease obligations).

The Corporation’s one-year cumulative gap is a negative $529.8 million, or 4.63% of total assets at December 31, 2004, a significant improvement compared to a negative $1.4 billion, or 11.15%, of total assets at December 31, 2003. The interest rate risk policy of the Corporation limits a liability sensitive one-year cumulative gap to not exceed 15.0% of total assets.

The Corporation’s interest rate sensitivity is also monitored through analysis of the change in the net portfolio value (“NPV”). The Corporation’s Asset/Liability Management Committee (“ALCO”), comprised of members of senior management, monitors the sensitivity of the value of the balance sheet to changes in market interest rates. The primary purpose of the asset/liability management function is to manage the Corporation’s combined portfolio such that its capital is leveraged effectively into assets and liabilities which maximize corporate profitability while minimizing exposure to changes in interest rates. The ALCO and the Board of Directors review the interest rate risk position of the Corporation on a quarterly basis.

Several measures are employed to determine the Corporation’s exposure to interest rate risk. Market value sensitivity analysis measures the change in the Bank’s NPV ratio in the event of sudden and sustained changes in market interest rates. The NPV ratio is defined as the market value of the Bank’s capital divided by the market value of its assets. Interest rate sensitivity gap analysis is used to compare the repricing characteristics of the Bank’s assets and liabilities. Finally, net interest income sensitivity analysis is used to measure the impact of changing interest rates on corporate earnings.

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

The OTS monitors the Bank’s interest rate risk management procedures under guidelines set forth in Thrift Bulletin 13a. This bulletin requires that the Corporation’s Board of Directors set interest rate risk limits that would prohibit the Bank from exhibiting a post-shock NPV ratio and interest rate sensitivity measure of “significant risk” or “high risk,” as defined by the OTS. The OTS limits generally set a minimum NPV ratio of 6.00% at the 200 basis points rate shock level, and a maximum change in NPV ratio of 4.00% at the same level. Alternately, the OTS set a minimum NPV ratio of 4.00% at the 200 basis point rate shock level and a maximum change in the NPV ratio of 2.00% at the same level.

The following table presents the projected change in the Bank’s NPV ratio as of December 31, 2004, for various hypothetical rate shock levels.

TABLE 19

	Market Value of Capital	Market Value of Assets	NPV Ratio	Minimum Board Limit	Change in NPV Ratio Over Base Scenario	Board Maximum Allowable Change
Hypothetical Change in Interest Rates
	(Dollars in Thousands)

200 basis point rise	$647,374	$10,797,855	6.00%	4.00%	.01%	(2.00)%
100 basis point rise	677,371	11,014,522	6.15%	4.00%	.17%	n/a
Base Scenario	669,756	11,197,758	5.98%	4.00%	—	n/a
100 basis point decline	556,395	11,366,814	4.89%	4.00%	(1.09)%	n/a

At December 31, 2004, the Bank’s NPV ratios were within the targets set by the Board of Directors in all rate scenarios. In addition, at December 31, 2004, the Bank was within the limits set by the OTS to maintain a risk rating of “minimal risk,” the most favorable risk rating. The NPV ratio is calculated by the Corporation pursuant to guidelines established by the OTS. The modeling calculation is based on the net present value of discounted estimated cash flows utilizing prepayment assumptions and market rates of interest provided by independent sources as of December 31, 2004, with adjustments made to reflect the shift in interest rates as appropriate. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit decay, and should not be relied upon as indicative of what actual results will be. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

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

The Bank’s ability to pay cash distributions to the parent company is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Capital distribution regulations of the OTS, as defined, allow the Bank to pay capital distributions during a calendar year upon notice to the OTS. These capital distributions are limited to the sum of 100% of the Bank’s retained net income (defined as net income determined in accordance with generally accepted accounting principles less total capital distributions declared) for the current calendar year plus the Bank’s retained net income for the preceding two calendar years. Capital distributions in excess of such amount require the submission of an application for approval from the OTS. At December 31, 2004, the Bank’s total distributions exceeded its retained net income by $19.2 million under this regulation thereby requiring the Bank to file an application with the OTS for any capital distribution. The Bank has received approvals from the OTS on all applications for capital distributions.

The parent company’s ability to complete its current Board approved authorization of common stock repurchases by the June 30, 2005, expiration date is dependent on the Bank’s ability to generate sufficient earnings in order to pay dividends to the parent company, while maintaining regulatory capital at a well-capitalized level. Management closely evaluates its capital and liquidity position before stock repurchases are made. During 2004, cash distributions totaling $95.0 million from the Bank to the Corporation were used primarily for common stock repurchases. During 2004, the parent company repurchased 2,781,900 shares of its common stock at a cost of $74.7 million. As of December 31, 2004, there remained 1,466,800 shares of the Corporation’s common stock to be repurchased by June 30, 2005, under a repurchase program approved by the Board of Directors. During 2003, the parent company repurchased 3,992,100 shares of its common stock at a cost of $95.5 million, up from $25.7 million in 2002. This escalation in the level of common stock repurchases required increased cash distributions from the Bank to the parent company totaling $125.0 million in 2003, up from $85.0 million in 2002. See Note 15 “Stockholders’ Equity and Regulatory Restrictions” of this Report for additional information regarding the Corporation’s repurchases of its common stock.

On December 1, 2004, the parent company early redeemed the remaining balance of its $21.7 million, 7.95% fixed-rate subordinated extendible notes due December 1, 2006. Subsequently, on December 15, 2004, the parent company issued $25.8 million of floating-rate junior subordinated debt securities through Commercial Federal Capital Trust II which was formed for the purpose of issuing capital securities to unrelated investors and for investing the proceeds thereof in these junior subordinated debt securities. See Note 12 “Other Borrowings” for additional information related to these debt securities.

In September 2003, the parent company issued $10.3 million of floating-rate junior subordinated debt securities through Commercial Federal Capital Trust I which was also formed for the purpose of issuing capital securities to unrelated investors and for investing the proceeds thereof in these junior subordinated debt securities. The issuance of these debt securities provided an additional funding source for common stock repurchases. See Note 12 “Other Borrowings” for additional information related to other borrowings.

Cash dividends paid by the parent company to its common stock shareholders are declared by the Board of Directors of the Corporation and depend on a variety of factors, including operating results and financial condition, liquidity, regulatory capital limitations and other factors. The Corporation currently expects that cash dividends will continue to be paid in the future. Cash dividends declared were $.53 per common share for 2004, representing an increase over 2003 and 2002. Cash dividends in 2003 and 2002 were $.415 and $.35, respectively, per common share. The increase in the 2004 cash dividend is in line with the Corporation’s goal of increasing dividends at or above the growth rate of earnings in future periods. The Corporation’s ability to meet this goal will be contingent on the Bank’s capacity to pay cash distributions to the parent company in consideration of regulatory limitations.

The Bank’s primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the FHLB and (iv) cash generated from operations. Deposits and FHLB advances continue to provide the Bank with a significant source of stable funding. The Bank’s continuing ability to retain and grow its deposit base depends on various factors, such as customer convenience and satisfaction, and the competitiveness of the Bank’s products and interest rates offered. Management continues to focus on high customer service levels and actively considers competitive factors in determining its product offerings and pricing. Although the Corporation strives to reduce its dependency on FHLB advances as a primary source of funding, they remain a significant source of funding. Therefore, the Corporation’s asset-liability management strategies consider the need to plan for the availability of required assets to pledge as collateral to obtain these funds. Management does not foresee any obstacles in the Corporation’s ability to continue to rely on deposits and FHLB advances as primary sources of funding.

The variability in cash flow requirements related to mortgage banking activity can result in significant short-term fluctuations in the level of cash provided or used by operating activities. As mortgage rates increase, customer payoff and refinancing activities decelerate, while in a decreasing rate environment, the opposite effect tends to occur. The volatility in cash flows associated with loans held for sale is affected by the timing of cash outlays for mortgage loan originations and purchases and the receipt of proceeds from the sales of mortgage loans. However, due to the cyclical pattern of mortgage loan activity (originations, purchases and sales) and the short period of time between the origination or purchase of the loans and the subsequent sale (generally, 60 days or less), the amount of funding necessary to sustain the mortgage banking operations does not significantly affect the Bank’s overall liquidity requirements. The short-term variability in cash flows related to mortgage banking is reflected in the net increase in cash provided by operating activities of $722.4 million during 2003 compared to 2002 which is primarily related to the net change in loans held for sale and the proceeds from such sales. As the volume of mortgage loan originations has significantly decreased during 2004, there was less volatility in cash provided by operating activities in 2004 related to mortgage banking.

Net cash provided or used by investing activities fluctuates from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities, (ii) the purchase and origination of loans held for investment and (iii) the purchases and sales of available-for-sale securities. For the years ended 2004, 2003 and 2002, investing activities generated net cash inflows of $656.2 million, $605.6 million, and $447.2 million, respectively, primarily due to high levels of loan and mortgage-backed security prepayments exceeding the cash outlays for the purchases and originations of loans. These prepayments occurred in response to the historically low interest rate environment during these years. In addition, during 2004 this activity involved the Bank’s sales of securities to generate net losses to strategically offset the net valuation adjustment recovery related to mortgage servicing rights totaling $4.3 million. During 2003, a significant amount of activity occurred relating to the Bank’s investment and mortgage-backed securities portfolio generating a net cash outflow. This activity involved the Bank’s sales of securities to generate gains or losses to strategically offset net valuation recoveries related to mortgage servicing rights totaling $28.7 million, high levels of amortization of mortgage servicing rights, accelerated amortization of net deferred costs and premiums on mortgage loans and mortgage-backed securities, and a $29.4 million loss on the termination of certain interest rate swap agreements that were previously hedging FHLB debt that was paid down. Investment activity also occurred in conjunction with the Bank’s asset-liability management strategies including sales of investments and mortgage-backed securities that were lower margin contributors to net interest income. During 2002, investment activity also resulted in a net cash outflow. This activity included the sales of securities to strategically generate gains to offset valuation adjustment losses of $60.4 million recognized in the Bank’s mortgage servicing rights portfolio in addition to other investment activity related to the Bank’s asset-liability management strategies.

Net cash flows used by financing activities total $846.0 million and $871.4 million, respectively, for the years ended December 31, 2004 and 2003. The use of cash flows reflected in these totals primarily relates to the net reduction in FHLB advances as repayments of FHLB advances exceeded proceeds from the issuance of new FHLB advances. This net reduction is in line with the Corporation’s initiative to reduce its dependency on FHLB advances as a primary source of funding while focusing on the growth of core deposits as a primary source of funding. The net changes in deposits for these years was relatively flat since the growth in core deposits for these years was mostly offset by a reduction in non-core custodial escrow deposits and certificates of deposit. Additionally, the net cash used by financing activities for 2003 reflects the purchase of reverse repurchase agreements for $400 million which offset proceeds received from repurchase agreements. During 2002, net cash provided by financing activities totaled $45.8 million. This net cash inflow resulted from a net increase of $67.8 million in deposits, excluding the effect of branch sales, primarily related to an increase in money market and checking accounts largely due to new product promotions and a resulting increase in new customer accounts. Net cash used by financing activities also reflects repurchases of the Corporation’s common stock for $74.7 million, $95.5 million, and $25.7 million, for the years ended 2004, 2003 and 2002, respectively.

During the second quarter of 2004, the Community Development Financial Institutions Fund of the United States Department of the Treasury selected a subsidiary of the Bank to participate in the New Markets Tax Credit Program (“NMTC Program”). Participation in the NMTC Program enables the Corporation to acquire federal tax credits by making loans to qualified businesses and individuals in low-income communities. The Corporation’s overall maximum tax credit would be equal to 39.0% of its $23.0 million total allowable equity investment, credited at a rate of 5.0% in each of the first three years and 6.0% in each of the final four years. There was no activity during 2004 under this program.

The Corporation’s other contractual obligations (long-term debt, certificates of deposit, capital and operating lease obligations, and purchase obligations) have not changed significantly in the aggregate at December 31, 2004, compared to December 31, 2003. Management closely monitors the availability of liquid and capital resources to meet the Corporation’s funding requirements for operating activities, including commitments and contractual obligations. Management does not foresee any difficulties in meeting its liquidity requirements in order to ensure the safety and soundness of its operations.

Capital Adequacy

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Regulators can initiate certain mandatory, and possibly additional discretionary, actions if the Bank fails to meet minimum capital requirements. These actions could have a direct material effect on the Corporation’s financial position and results of operations. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors. See Note 16 “Regulatory Capital” of this Report for further information regarding the Bank’s regulatory capital levels and ratios relative to minimum requirements.

As of December 31, 2004, the most recent notification from the OTS categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events that management believes have changed the Bank’s classification. Management closely monitors its capital levels and intends to maintain a “well-capitalized” classification.

Contractual Obligations and Other Commitments

Through the normal course of operations, the Corporation enters into certain contractual obligations and other commitments. These obligations generally relate to funding of operations through debt issuances as well as leases for premises and equipment. As a financial institution, the Bank routinely enters into off-balance sheet agreements including commitments to extend credit, standby letters of credit, and financial guarantees on loans sold with recourse and on other contingent obligations. Loan commitments secured by real estate are generally expected to settle within three months of origination, while commercial operating loan and line of credit commitments generally expire within 12 months and are renewable annually. The outstanding commitments to originate loans or fund commercial and consumer lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. Such commitments are subject to the same credit policies and approval processes accorded to loans made by the Corporation. Mortgage loan commitments include loans in the process of approval for which the Corporation has rate lock commitments. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described. See Note 17 “Commitments and Contingencies” of this Report for additional information regarding the Corporation’s commitments and guarantees.

The following presents the Corporation’s outstanding commitments relating to loans at December 31, 2004:

TABLE 20

(In Thousands)
To fund and purchase:
Residential mortgage loans	$312,897
Commercial real estate loans	34,889
Consumer, commercial operating and agricultural loans	22,770
Consumer unused lines of credit	308,326
Commercial unused lines of credit	356,511

Total — commitments to fund and purchase	$1,035,393

Mandatory forward delivery commitments to sell residential mortgage loans	$251,152

Certain commitments of the Corporation are derivative financial instruments. See “Asset/Liability Management” and Note 13 “Derivative Financial Instruments” of this Report for additional information regarding derivative financial instruments.

The following presents the Corporation’s other contractual obligations at December 31, 2004:

TABLE 21

	Payments Due by Period
	Less than one year	1-3 years	3-5 years	More than 5 years	Total
	(In Thousands)

Certificates of deposit (1)	$1,648,495	$528,388	$159,078	$3,403	$2,339,364
FHLB advances and other borrowings (2)	1,494,364	892,862	878,709	1,797,953	5,063,888
Operating lease obligations	6,057	8,727	5,882	20,801	41,467
Purchase obligations	30,870	48,710	25,356	—	104,936

Total contractual obligations	$3,179,786	$1,478,687	$1,069,025	$1,822,157	$7,549,655

(1)	Excludes interest payments since it is not practicable to estimate such payments.
(2)	Includes estimated interest payments.

Management closely monitors the availability of liquid and capital resources to meet the Corporation’s funding requirements for operating activities, including the commitments and obligations presented in the tables above. As discussed in the “Liquidity and Capital Resources” section of this Report, management does not foresee any difficulties in meeting its liquidity requirements in order to ensure the safety and soundness of its operations.

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

Recently Issued Accounting Pronouncements

During 2004, the following new accounting guidance was applicable to the Corporation and has been or will be adopted by the Corporation:

•	SEC Staff Accounting Bulletin No. 105 “Application of Accounting Principles to Loan Commitments,”

•	Emerging Issues Task Force Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,”

•	Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment,” and

•	Statement of Financial Accounting Standards No. 153 “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.”

See Note 23 “Current Accounting Pronouncements” of this Report for further information regarding these recently issued accounting standards.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information included in the “Asset/Liability Management” section of the MD&A, included under Item 7 of this Report, is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Commercial Federal Corporation

Omaha, Nebraska

We have audited the accompanying consolidated statements of financial condition of Commercial Federal Corporation and subsidiaries (the “Corporation”) as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Federal Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004, based upon the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation’s internal control over reporting.

Omaha, Nebraska

February 28, 2005

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	December 31,
	2004	2003
	(Dollars in Thousands Except Par Value)
ASSETS
Cash (including short-term investments of $35,334 and $1,334)	$189,179	$158,133
Investment securities available for sale, at fair value	1,071,223	1,055,055
Mortgage-backed securities available for sale, at fair value	996,844	1,337,805
Loans held for sale, net	276,772	351,539
Loans receivable, net of allowances of $89,841 and $108,154	7,698,970	7,956,743
Federal Home Loan Bank stock	204,409	243,332
Foreclosed real estate	17,835	49,744
Premises and equipment, net	174,394	147,365
Bank owned life insurance	251,581	234,111
Other assets	395,099	475,483
Core value of deposits, net of accumulated amortization of $68,619 and $64,217	12,430	16,832
Goodwill	162,717	162,717

Total Assets	$11,451,453	$12,188,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$6,422,783	$6,454,610
Advances from Federal Home Loan Bank	3,685,630	4,484,708
Other borrowings	310,958	215,243
Other liabilities	242,752	278,945

Total Liabilities	10,662,123	11,433,506

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 39,254,139 and 41,498,575 shares issued and outstanding	393	415
Retained earnings	826,169	833,638
Accumulated other comprehensive loss, net	(37,232)	(78,700)

Total Stockholders’ Equity	789,330	755,353

Total Liabilities and Stockholders’ Equity	$11,451,453	$12,188,859

See accompanying Notes to Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
Interest Income:
Loans receivable	$473,077	$536,451	$607,370
Mortgage-backed securities	45,238	49,836	93,047
Investment securities	57,210	64,457	76,636

Total interest income	575,525	650,744	777,053
Interest Expense:
Deposits	114,986	147,090	179,596
Advances from Federal Home Loan Bank	174,229	210,045	243,710
Other borrowings	14,029	18,039	26,019

Total interest expense	303,244	375,174	449,325
Net Interest Income	272,281	275,570	327,728
Provision for Credit Losses	(14,002)	(22,003)	(31,002)

Net Interest Income After Provision for Credit Losses	258,279	253,567	296,726
Other Income (Loss):
Retail fees and charges	66,181	57,798	55,279
Loan servicing fees, net of mortgage servicing rights amortization	(4,917)	(29,995)	8,099
Mortgage servicing rights valuation adjustment, net	4,313	28,678	(60,417)
Gain (loss) on sales of securities and changes in fair values of derivatives, net	(6,219)	26,767	40,583
Gain on sales of loans	5,039	23,916	36,173
Bank owned life insurance	17,470	11,574	12,654
Other operating income	28,611	27,943	28,067

Total other income	110,478	146,681	120,438
Other Expense:
General and administrative expenses—
Compensation and benefits	127,405	123,847	114,022
Occupancy and equipment	40,077	41,190	38,956
Data processing	18,726	18,157	17,861
Advertising	13,172	16,073	15,171
Communication	13,227	13,663	13,071
Item processing	12,543	13,718	14,225
Outside services	14,614	12,456	13,833
Loan expenses	7,065	10,981	5,236
Foreclosed real estate, net	2,486	3,924	6,805
Other operating expenses	14,401	17,400	20,890

Total general and administrative expenses	263,716	271,409	260,070
Amortization of core value of deposits	4,402	5,533	6,368

Total other expense	268,118	276,942	266,438

Income Before Income Taxes	100,639	123,306	150,726
Provision for Income Taxes	24,276	34,286	43,723

Net Income	$76,363	$89,020	$107,003

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Continued)

	Year Ended December 31,
	2004	2003	2002
Weighted Average Number of Common Shares Outstanding Used in Basic Earnings Per Share Calculation	40,106,337	43,731,535	45,289,967
Add Assumed Exercise of Outstanding Stock Options as Adjustments for Dilutive Securities	730,991	422,481	560,237

Weighted Average Number of Common Shares Outstanding Used in Diluted Earnings Per Share Calculation	40,837,328	44,154,016	45,850,204

Basic Earnings Per Common Share	$1.90	$2.04	$2.36

Diluted Earnings Per Common Share	$1.87	$2.02	$2.33

Dividends Declared Per Common Share	$.53	$.415	$.35

See accompanying Notes to Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)

Net Income	$76,363	$89,020	$107,003
Other Comprehensive Income (Loss):
Unrealized holding gains (losses) on securities available for sale	7,765	(25,481)	107,148
Fair value adjustment on interest rate swap agreements	29,476	85,762	(145,614)
Fair value change on interest only strips	—	(1,024)	(6,289)
Reclassification of net losses (gains) included in net income pertaining to:
Securities sold	6,787	(59,392)	(35,885)
Amortization of deferred loss on terminated interest rate swap agreements	19,829	4,007	2,034
Interest only strips	—	5,054	—
Termination of interest rate swap agreements	—	29,426	—

Other Comprehensive Income (Loss) Before Income Taxes	63,857	38,352	(78,606)
Income Tax Provision (Benefit)	22,389	13,630	(26,949)

Other Comprehensive Income (Loss)	41,468	24,722	(51,657)

Comprehensive Income	$117,831	$113,742	$55,346

See accompanying Notes to Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total
	(Dollars in Thousands)

Balance, December 31, 2001	$460	$80,799	$700,200	$(51,765)	$729,694
Issuance of 353,412 shares under certain compensation and employee plans	4	5,745	—	—	5,749
Restricted stock and deferred compensation plans, net	—	866	—	—	866
Purchase and cancellation of 1,057,700 shares of common stock	(11)	(25,698)	—	—	(25,709)
Cash dividends declared	—	—	(15,846)	—	(15,846)
Net income	—	—	107,003	—	107,003
Other comprehensive loss	—	—	—	(51,657)	(51,657)

Balance, December 31, 2002	453	61,712	791,357	(103,422)	750,100
Issuance of 182,798 shares under certain compensation and employee plans	2	3,404	—	—	3,406
Restricted stock and deferred compensation plans, net	—	1,466	—	—	1,466
Purchase and cancellation of 3,992,100 shares of common stock	(40)	(66,582)	(28,845)	—	(95,467)
Cash dividends declared	—	—	(17,894)	—	(17,894)
Net income	—	—	89,020	—	89,020
Other comprehensive income	—	—	—	24,722	24,722

Balance, December 31, 2003	415	—	833,638	(78,700)	755,353
Issuance of 554,778 shares under certain compensation and employee plans	6	11,872	—	—	11,878
Restricted stock and deferred compensation plans, net	—	171	—	—	171
Purchase and cancellation of 2,781,900 shares of common stock	(28)	(12,043)	(62,671)	—	(74,742)
Cash dividends declared	—	—	(21,161)	—	(21,161)
Net income	—	—	76,363	—	76,363
Other comprehensive income	—	—	—	41,468	41,468

Balance, December 31, 2004	$393	$—	$826,169	$(37,232)	$789,330

See accompanying Notes to Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$76,363	$89,020	$107,003
Adjustments to reconcile net income to net cash from operating activities:
Amortization of core value of deposits	4,402	5,533	6,368
Depreciation and amortization	17,453	18,626	19,143
Amortization of deferred discounts and fees, net of premiums	20,305	44,709	20,775
Amortization of mortgage servicing rights	48,446	75,045	31,025
Amortization of deferred loss on terminated interest rate swap agreements	19,829	4,007	2,034
Provision for credit losses	14,002	22,003	31,002
Valuation adjustment of mortgage servicing rights, net	(4,313)	(28,678)	60,417
Deferred tax provision (benefit)	5,932	3,525	(29,580)
Gain on sales of loans	(5,039)	(23,916)	(36,173)
Loss (gain) on sales of securities and changes in fair values of derivatives, net	6,219	(26,767)	(40,583)
Proceeds from sales of loans	2,704,990	5,145,777	3,389,897
Origination of loans for resale	(826,021)	(1,853,633)	(1,186,151)
Purchases of loans for resale	(1,839,914)	(3,110,026)	(2,766,441)
Increase in bank owned life insurance	(17,470)	(11,574)	(12,912)
Gain on sales of branches and other facilities	—	—	(875)
Stock dividends from Federal Home Loan Bank	(8,325)	(2,126)	—
Decrease (increase) in broker receivable from sales of securities	30,371	(35,020)	(123)
(Decrease) increase in broker payable on derivative settlements and purchases of securities	(9,152)	60,393	1,410
Decrease in interest receivable	3,784	12,405	3,637
Increase (decrease) in interest payable	402	(10,149)	(5,038)
Increase (decrease) in other liabilities, net	6,071	(22,751)	(35,591)
Other items, net	(27,442)	(133,112)	(58,365)

Total adjustments	144,530	134,271	(606,124)

Net cash provided (used) by operating activities	220,893	223,291	(499,121)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of loans	(182,653)	(1,380,247)	(835,317)
Repayment of loans, net of originations	461,782	1,269,566	1,109,472
Purchases of investment securities available for sale	(1,872,679)	(1,608,255)	(1,184,749)
Proceeds from sales of investment securities available for sale	1,862,096	1,810,607	1,102,022
Maturities and principal repayments of investment securities available for sale	4,203	22,009	28,036
Principal repayments of mortgage-backed securities available for sale	341,250	993,494	1,038,420
Purchases of mortgage-backed securities available for sale	(18)	(851,690)	(818,299)
Proceeds from sales of mortgage-backed securities available for sale	—	326,965	51,260
Proceeds from sales of Federal Home Loan Bank stock	51,948	41,987	20,544
Purchases of Federal Home Loan Bank stock	(4,700)	—	(49,791)
Proceeds from sales of real estate	31,714	21,080	33,300
Payments to acquire real estate	(2,318)	(6,338)	(2,676)
Purchases of premises and equipment, net	(34,464)	(17,593)	(8,906)
Bulk purchases of mortgage servicing rights	—	(23,756)	(18,315)
Proceeds from sales of mortgage servicing rights	—	5,100	—
Divestiture of branches, net	—	—	(23,673)
Other items, net	—	2,688	5,827

Net cash provided by investing activities	656,161	605,617	447,155

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Year Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	$(31,827)	$15,569	$67,809
Proceeds from Federal Home Loan Bank advances	800,000	575,600	900,000
Repayments of Federal Home Loan Bank advances	(1,592,701)	(950,000)	(934,675)
Proceeds from securities sold under agreements to repurchase	119,261	118,831	218,660
Repayments of securities sold under agreements to repurchase	(19,286)	(119,012)	(20,126)
Purchases of reverse repurchase agreements	—	(400,000)	—
Proceeds from issuances of other borrowings	25,000	10,000	94,000
Repayments of other borrowings	(48,132)	(19,115)	(209,441)
Purchases of swap and swaption agreements	(13,441)	(4,782)	(34,337)
Proceeds from termination of swap and swaption agreements	—	53,209	—
Payments related to termination of swap agreements	—	(42,559)	—
Payments of cash dividends on common stock	(21,086)	(16,773)	(15,449)
Repurchases of common stock	(74,742)	(95,467)	(25,709)
Issuance of common stock	10,946	3,143	5,288
Other items, net	—	—	(238)

Net cash (used) provided by financing activities	(846,008)	(871,356)	45,782

CASH AND CASH EQUIVALENTS
Increase (decrease) in net cash position	31,046	(42,448)	(6,184)
Balance, beginning of year	158,133	200,581	206,765

Balance, end of year	$189,179	$158,133	$200,581

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest expense	$292,663	$371,064	$441,734
Income taxes, net	1,413	57,768	69,596
Non-cash investing and financing activities:
Loans exchanged for mortgage-backed securities	14,403	216,049	76,947
Loans transferred to real estate	28,802	29,761	34,838
Loans originated for sale of foreclosed real estate	23,835	—	—
Net increase to loans held for sale and other borrowings under the Government National Mortgage Association optional repurchase program	7,950	3,037	11,517
Capital lease and financing obligations incurred	10,148	—	—
Common stock received in connection with employee benefit and incentive plans, net	(469)	(444)	(265)

See accompanying Notes to Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Columnar Dollars in Footnotes are in Thousands Except Per Share Amounts)

Note 1.	Summary of Significant Accounting Policies

Nature of Business

Commercial Federal Corporation is a unitary non-diversified savings and loan holding company whose primary asset is the Bank. The Bank has 198 branches located in Colorado, Nebraska, Iowa, Kansas, Oklahoma, Missouri and Arizona. The Bank offers a wide range and variety of products and services related to commercial, retail and mortgage banking to meet the banking needs of its customers. Included in these products and services is loan origination and servicing, insurance services, financial and investment services, cash management services for commercial customers and Internet banking for all customers.

Basis of Presentation

The consolidated financial statements are prepared on an accrual basis and include the accounts of Commercial Federal Corporation and its consolidated subsidiaries (the “Corporation”), including its wholly-owned subsidiary, Commercial Federal Bank, a Federal Savings Bank, and its consolidated subsidiaries (the “Bank”). Parent company references in this document are to the unitary non-diversified savings and loan holding company only. Certain entities, referred to as variable interest entities, in which the parent company or Bank do not have a controlling financial interest or for which there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, are not consolidated if the parent company or Bank will not absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. Investments in unconsolidated affiliates, in which the Corporation has 20% or more ownership interest and where the Corporation has the ability to exercise significant influence, but not substantive control over the affiliates’ operating and financial policies, are accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior years presented have been reclassified to conform to the December 31, 2004, presentation for comparative purposes.

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

Cash and Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold with an original maturity when purchased of three months or less and are readily convertible into cash.

Securities

Securities are classified in one of three categories and are accounted for as follows:

•	Debt securities for which the Corporation has the positive intent and ability to hold to maturity are classified as “held-to-maturity securities.” Held-to-maturity securities are reported at amortized cost.

•	Debt and equity securities bought and held principally for the purpose of selling them in the near term are classified as “trading securities.” Trading securities are reported at fair value, with unrealized gains and losses included in earnings.

•	Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as “available-for-sale securities.” Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of deferred income taxes as a separate component of accumulated other comprehensive income.

Fair value is determined using quoted market prices. If quoted market prices are not available, fair value is determined using quoted market prices of similar instruments. At December 31, 2004, 2003 and 2002, the Corporation did not have any securities classified as held to maturity or trading in its portfolio.

Generally, premiums and discounts on securities are amortized using the level yield method. Any unrealized losses on securities reflecting a decline in their fair value considered to be other than temporary are charged against earnings. Realized gains or losses on securities available for sale are based on the specific identification method and are included in results of operations on the trade date of the sales transaction.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are carried at the unpaid principal balance, net of deferred loan costs and fees, and any discounts or premiums. Deferred costs and fees, discounts, and premiums are generally amortized using the level yield method over the contractual life of the related loans, adjusted for actual prepayments when applicable.

Interest on loans is accrued to income as earned, except the accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to make the payments as they become due. When the interest accrual is discontinued, all accrued interest is reversed against interest income. Effective June 30, 2004, interest was not accrued on residential first mortgage loans missing more than 12 payments unless it is determined that the loan is not both well-secured and in the process of collection. If it is determined that a residential first mortgage loan is not both well-secured and in the process of collection before more than 12 payments are missed, the loan is placed on nonaccrual at this earlier point in time. Prior to June 30, 2004, interest income was not accrued on first mortgage residential loans if four or more monthly payments were missed. Credit card loans continue to accrue interest up to 120 days past due at which point the credit card loan balance plus accrued interest is charged off. For all other loans interest is generally not accrued when the loan becomes contractually delinquent 90 days or more. Generally, a nonaccrual loan may be restored to accrual status when interest and principal payments are brought current and collectibility of future payments is no longer in doubt.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for estimated credit losses inherent in the loan portfolio as of the balance sheet date. The allowance for loan losses is increased by charges to earnings for the provision for loan losses and decreased by charge-offs, net of recoveries. The allowance for loan losses consists of two elements. The first element is an allocated allowance established for specifically identified loans that are evaluated individually for impairment. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured by (i) the fair value of the collateral if the loan is collateral dependent (the primary method used by the Corporation), (ii) the present value of expected future cash flows, or (iii) the observable market price of the loan, if available. The second element is an estimated allowance established for impairment on each of the Corporation’s pools of outstanding loans. These estimated allowances are based on several analysis factors including the Corporation’s past loss experience, general economic and business conditions, geographic and industry concentrations, credit quality and delinquency trends, known and inherent risks in each of the portfolios, and other relevant factors. These evaluations are inherently subjective and require ongoing revisions as updated information becomes available.

Allowance for Unfunded Loan Commitments and Letters of Credit

The Corporation maintains an allowance for unfunded loan commitments and letters of credit, classified in other liabilities, at a sufficient level to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for similar types of loans outstanding and the terms of the unfunded credit facilities. The provision for credit losses includes net adjustments to the allowance for unfunded loan commitments and letters of credit.

Foreclosed Real Estate

Foreclosed real estate includes real estate acquired through foreclosure and real estate in judgment. Foreclosed real estate is recorded at the lower of cost or fair value less estimated costs to sell at the date of foreclosure. After foreclosure, impairment losses are recorded when the carrying value exceeds the fair value less estimated costs to sell the property.

Mortgage Servicing Rights

Mortgage servicing rights are recorded based on the cost of acquiring the right to service mortgage loans or the allocated fair value of servicing rights retained on loans originated by the Bank and subsequently sold in the secondary market. These costs are initially capitalized and then amortized in proportion to, and over the period of estimated net servicing revenues. The fair value of mortgage servicing rights is determined using present value of estimated future cash flow techniques, incorporating assumptions that market participants would use in their estimates of values. Mortgage servicing rights are assessed for impairment quarterly, based on fair value, with temporary impairment recognized through a valuation allowance and permanent impairment, if any, recognized through a write-off of the mortgage servicing rights asset and the related valuation allowance. For purposes of measuring impairment, the rights are stratified based on loan type and note rate. Loan types include government, conventional and adjustable-rate mortgage loans. Since mortgage servicing rights are carried at the lower of carrying value or fair value for each stratum, impairment losses are recognized to the extent the unamortized carrying value of the mortgage servicing rights for each stratum exceeds the current fair value of that stratum.

Premises and Equipment

Land is recorded at cost. Buildings, building improvements, leasehold improvements, assets under capital and financing leases and furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets. Estimated lives range from 10 to 50 years for buildings and three to seven years for furniture, fixtures and equipment. Leasehold improvements are generally amortized on the straight-line method over the shorter of their estimated lives or lease terms. Certain buildings under capital and financing leases are recorded in premises and equipment with the corresponding obligations carried as long-term debt in other borrowings. The amount capitalized is the present value of the aggregate future minimum lease payments. Whenever events or changes in circumstances warrant, the Corporation recognizes impairment losses on premises and equipment to the extent the carrying amount of the premises and equipment exceeds related fair value.

Core Value of Deposits and Goodwill

Core value of deposits represents the identifiable intangible value assigned to core deposit bases arising from purchase acquisitions. Core value of deposits is amortized on an accelerated basis over a period not to exceed 10 years. Core value of deposits continues to be amortized over its useful life and reviewed for impairment under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) at least annually or whenever events or changes in circumstances indicate that the carrying amount of core value of deposits may not be recoverable. An impairment loss would be recognized if the core value of deposits is not recoverable and the fair value of the asset is less than the carrying amount of the asset.

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. Effective January 1, 2002, the Corporation adopted the provisions of SFAS No. 142, which required that amortization of goodwill cease. Goodwill was evaluated for transitional impairment as of January 1, 2002, at a reporting unit level. Goodwill is tested annually for impairment.

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

The Corporation also enters into agreements under which it purchases securities subject to an obligation to resell the same or substantially the same security (“reverse repurchase agreements”). Since the Corporation meets the conditions specified in Financial Interpretation No. 41 “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements” which allow the Corporation to offset the amounts recognized for repurchase agreements as liabilities with amounts recognized as receivables under reverse repurchase agreements, the receivable amounts for these reverse repurchase agreements are offset against the amounts recognized as other borrowings for repurchase agreements.

Derivative Financial Instruments

Derivatives are recognized as either assets or liabilities in the consolidated statement of financial condition and measured at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a derivative not meeting the conditions for designation as a hedge, changes in fair value are recognized in earnings in the period of change.

When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the consolidated statement of financial condition at its fair value, and gains and losses that were accumulated in other comprehensive income (loss) will be either recognized immediately in earnings or over the period during which the hedged forecasted transaction affects earnings. In situations in which fair value hedge accounting is discontinued, the derivative will be carried at its fair value on the consolidated statement of financial condition, with changes in its fair value recognized in current period earnings. The adjustment of the carrying amount of an interest-bearing hedged asset or liability in a fair value hedge is amortized into earnings when the hedged item ceases to be adjusted for changes in its fair value attributable to the risk being hedged.

On the date the Corporation enters into a derivative contract, management designates the derivative as a hedge of the identified cash flow exposure, fair value exposure, or as a “no hedging” derivative. The Corporation formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Corporation specifically identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Corporation formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The methods used to measure effectiveness vary depending on the hedging relationship; however, the method chosen at the inception of each hedge is not subsequently changed.

Stock-Based Compensation

The Corporation applies APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for its stock option plans. No compensation cost was recognized for stock options granted, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on the Corporation’s net income and earnings per share is presented in the following table as if compensation cost was determined based on the fair value at the grant dates for stock options awarded pursuant to the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). See Note 18 “Employee Benefit and Incentive Plans” for information on the assumptions used in determining the fair value of the stock options.

	Year Ended December 31,
	2004	2003	2002
Net income as reported	$76,363	$89,020	$107,003
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,821)	(4,711)	(4,384)

Pro forma net income	$71,542	$84,309	$102,619

Earnings per share:
Basic—
As reported	$1.90	$2.04	$2.36
Pro forma	1.78	1.93	2.27
Diluted—
As reported	1.87	2.02	2.33
Pro forma	1.77	1.92	2.25

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model calculates the fair value of stock options awarded based on subjective assumptions. Changes to these assumptions can materially affect the fair value calculation by the model. Therefore, management believes these fair value calculations may not result in a true reflection of the fair value or cost of stock-based compensation for the Corporation. See Note 23 “Current Accounting Pronouncements” relating to Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” and its revisions to SFAS No. 123 effective July 1, 2005, for the Corporation.

Income Taxes

The parent company and all includible subsidiaries file a consolidated federal income tax return. The parent company and its subsidiaries entered into a tax-sharing agreement that provides for the allocation and payment of federal and state income taxes. The provision for income taxes is computed on a separate company basis, subject to certain adjustments. The Corporation calculates income taxes using the liability method. Under the liability method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various assets and liabilities of the Corporation giving current recognition to changes in tax rates and laws.

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

Note 2.	Investment Securities

Investment securities available for sale at December 31 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2004:
U.S. Treasury obligations	$188	$9	$—	$197
Government-sponsored enterprise debt obligations	678,670	13,491	—	692,161
State and political subdivisions	217,521	16,507	(1)	234,027
Other securities	144,155	780	(97)	144,838

	$1,040,534	$30,787	$(98)	$1,071,223

2003:
U.S. Treasury obligations	$176	$18	$—	$194
Government-sponsored enterprise debt obligations	675,136	538	(6,378)	669,296
State and political subdivisions	218,681	16,609	(14)	235,276
Other securities	150,036	413	(160)	150,289

	$1,044,029	$17,578	$(6,552)	$1,055,055

At December 31, 2004 and 2003, the Corporation recorded net unrealized gains on securities available for sale to accumulated other comprehensive income totaling $30,689,000 and $11,026,000, respectively, before deferred taxes of $10,772,000 and $3,861,000.

The amortized cost and fair value of investment securities available for sale by contractual maturity at December 31, 2004, are shown below. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$5,018	$5,091
Due after one year through five years	18,692	19,435
Due after five years through ten years	702,764	717,569
Due after ten years	314,060	329,128

	$1,040,534	$1,071,223

Activity from the sales of investment securities available for sale for the three years ended December 31 is summarized as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses	Net Gain (Loss)
2004	$1,862,096	$31,677	$(38,464)	$(6,787)
2003	1,810,607	74,023	(26,324)	47,699
2002	1,102,022	38,143	(2,778)	35,365

At December 31, 2004 and 2003, investment securities totaling $394,005,000 and $260,078,000, respectively, were pledged primarily to secure public funds and Federal Home Loan Bank (“FHLB”) advances.

Investment securities available for sale with unrealized losses as of December 31, 2004, are summarized as follows:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$162	$1	$130	$—	$292	$1
Other securities	10,072	97	—	—	10,072	97

Total temporarily impaired securities	$10,234	$98	$130	$—	$10,364	$98

The investment securities available for sale in a continuous loss position for 12 months or longer consisted of two municipal securities with unrealized losses totaling less than $1,000 at December 31, 2004. The unrealized losses on these securities result from market value reductions created by decreases in interest rates and are not due to the credit quality of these investment securities.

Note 3.	Mortgage-Backed Securities

Mortgage-backed securities available for sale at December 31 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2004:
Federal Home Loan Mortgage Corporation	$61,586	$625	$(10)	$62,201
Government National Mortgage Association	221,140	4,277	(152)	225,265
Federal National Mortgage Association	54,296	1,608	(263)	55,641
Collateralized Mortgage Obligations	649,176	762	(5,001)	644,937
Other	8,799	2	(1)	8,800

	$994,997	$7,274	$(5,427)	$996,844

2003:
Federal Home Loan Mortgage Corporation	$77,592	$1,581	$(65)	$79,108
Government National Mortgage Association	257,911	4,885	(242)	262,554
Federal National Mortgage Association	71,741	2,377	(37)	74,081
Collateralized Mortgage Obligations	908,638	3,646	(5,188)	907,096
Other	14,965	2	(1)	14,966

	$1,330,847	$12,491	$(5,533)	$1,337,805

At December 31, 2004 and 2003, the Corporation recorded net unrealized gains on securities available for sale to accumulated other comprehensive income totaling $1,847,000 and $6,958,000, respectively, before a deferred income tax benefit of $408,000 in 2004 and before deferred income taxes of $1,371,000 in 2003.

Activity from the sales of mortgage-backed securities available for sale for the three years ended December 31 is summarized as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses	Net Gain
2004	$—	$—	$—	$—
2003	326,965	12,235	(542)	11,693
2002	51,260	891	(371)	520

At December 31, 2004 and 2003, mortgage-backed securities totaling $932,186,000 and $986,100,000, respectively, were pledged as collateral primarily for collateralized mortgage obligations, public funds, advances from the FHLB, repurchase agreements and interest rate swap agreements.

Mortgage-backed securities available for sale with unrealized losses as of December 31, 2004, are summarized as follows:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agency mortgage-backed securities	$312,233	$2,648	$62,951	$843	$375,184	$3,491
Other mortgage-backed securities	148,581	1,650	19,038	286	167,619	1,936

Total temporarily impaired securities	$460,814	$4,298	$81,989	$1,129	$542,803	$5,427

The Corporation has concluded that these securities are not other-than-temporarily impaired. The mortgage-backed securities available for sale in a continuous loss position for 12 months or longer consisted of 11 agency collateralized mortgage obligations and seven non-agency mortgage-backed securities with unrealized losses totaling $843,000 and $286,000, respectively, at December 31, 2004. The unrealized losses on all of these aforementioned securities primarily result from market value reductions created by prepayment concerns due to decreases in interest rates and are not due to the credit quality of these mortgage-backed securities. Additionally, the Corporation currently has the intent and ability to hold these securities until maturity or recovery, unless changes in facts or circumstances in the future warrant their sale before maturity.

Note 4.	Loans Receivable

Loans receivable at December 31 are summarized as follows:

	2004	2003
Residential real estate	$2,638,548	$3,420,692
Commercial real estate	2,002,645	1,969,802
Construction, net of loans-in-process	670,302	519,599
Commercial operating and other	650,399	525,431
Consumer home equity	997,738	859,383
Consumer other	814,440	750,745

	7,774,072	8,045,652
Unearned income, net	14,739	19,245
Allowance for loan losses	(89,841)	(108,154)

	$7,698,970	$7,956,743

Real estate loans at December 31 were secured by properties located primarily in the Bank’s seven-state region and Nevada as follows:

	Commercial Real Estate		Residential Real Estate		Construction Real Estate
	2004	2003	2004	2003	2004	2003
Colorado	24%	23%	13%	14%	20%	23%
Iowa	22	21	7	6	16	19
Arizona	11	11	4	4	16	16
Missouri	10	11	4	4	6	4
Oklahoma	9	10	4	3	3	5
Kansas	9	8	8	8	7	6
Nebraska	8	7	10	9	8	6
Nevada	3	3	—	—	22	18
Other states	4	6	50	52	2	3

	100%	100%	100%	100%	100%	100%

Nonperforming loans at December 31, 2004 and 2003, aggregated $36,923,000 and $55,919,000, respectively. Of the nonperforming loans at December 31, 2004, approximately 23% were secured by properties located in Oklahoma, 22% in Florida and 12% in Iowa, and the remaining 43% in 25 other states. Of the nonperforming loans at December 31, 2003, approximately 15% were secured by properties located in Iowa, 13% in Oklahoma, 12% each in Colorado and Kansas and the remaining 48% in 35 other states.

The Bank offers loans to its directors, officers and employees. Loans to executive officers and directors are made in the ordinary course of business on substantially the same terms and collateral, including interest rates and loan fee charges, as those of comparable transactions prevailing at the time and do not involve more than the normal risk of collectibility or present other unfavorable features. The aggregate amount of loans to directors, executive officers, or principal stockholders did not exceed 5.0% of total stockholders’ equity at December 31, 2004.

At December 31, 2004 and 2003, the Corporation pledged real estate loans totaling $3,385,652,000 and $4,080,490,000, respectively, as collateral for FHLB advances and other borrowings.

Note 5.	Allowance for Loan Losses

An analysis of the allowance for losses on loans is summarized as follows:

Balance, December 31, 2001	$102,451
Provision charged to operations	31,002
Charge-offs	(32,693)
Recoveries	5,675
Other	(144)

Balance, December 31, 2002	106,291
Provision charged to operations	22,003
Charge-offs	(26,328)
Recoveries	6,806
Other	(618)

Balance, December 31, 2003	108,154
Provision charged to operations	14,002
Charge-offs	(35,278)
Recoveries	5,622
Transfer of allowance for unfunded loan commitments and letters of credit	(2,659)

Balance, December 31, 2004	$89,841

Note 6.	Foreclosed Real Estate

Foreclosed real estate at December 31 is classified as follows:

	2004	2003
Residential real estate	$14,764	$16,905
Commercial real estate	3,071	32,839

	$17,835	$49,744

Foreclosed real estate at December 31, 2004, was located primarily in Kansas (19%), Colorado (13%), Iowa (11%), Oklahoma (10%) and Nevada (10%) with the remaining 37% in 23 other states. Foreclosed real estate at December 31, 2003, was located primarily in Nevada (57%) with the remaining 43% in 29 other states. The net decrease in foreclosed commercial real estate at December 31, 2004, compared to 2003 was primarily due to the sale in 2004 of a residential master planned community in Nevada.

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

Mortgage loans sold to the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) are generally sold without recourse with the rights to service the loans retained by the Corporation. The Corporation also sells mortgage loans meeting certain requirements to the FHLB with limited recourse provisions and with the rights to service these loans retained by the Corporation. See Note 17 “Commitments and Contingencies” for additional information relating to loans sold to the FHLB. Loans sold to other institutional investors are generally sold without recourse and may be sold with servicing rights released. During 2004, 2003 and 2002, the Corporation sold mortgage loans totaling $2,699,182,000, $5,107,012,000 and $3,361,384,000, respectively, resulting in recognized pre-tax gains of $5,039,000, $23,916,000 and $36,173,000, respectively. For the loans sold where the Corporation retains servicing responsibilities, the Corporation receives annual servicing fees ranging from .18% to .57% of the outstanding balances of loans serviced for others. The average service fee collected by the Corporation was .34%, .33% and .33%, respectively, for 2004, 2003 and 2002.

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

The following are the key assumptions used in measuring the fair values of mortgage servicing rights for the sales of mortgage loans for the years ended December 31:

	Conventional	Governmental
2004:
Prepayment speed	6.7%—64.9%	6.7%—59.9%
Weighted average prepayment speed	17.6%	21.7%
Discount rate	9.2%—11.7%	10.0%—12.0%
Weighted average life (in years)	6.0	5.2

2003:
Prepayment speed	6.4%—57.0%	6.4%—58.0%
Weighted average prepayment speed	17.3%	18%
Discount rate	9.2%—11.3%	10.1%—12.0%
Weighted average life (in years)	6.0	5.9

2002:
Prepayment speed	9.2%—88.4%	11.6%—89.3%
Weighted average prepayment speed	37.4%	27.2%
Discount rate	9.1%—11.5%	10.0%—12.0%
Weighted average life (in years)	3.0	4.0

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

	2004	2003
Loans serviced for others	$10,640,028	$11,439,187
Custodial escrow balances	264,463	295,045

A significant portion of the mortgage servicing portfolio is covered by servicing agreements pursuant to the mortgage-backed securities programs of GNMA, FNMA and FHLMC. Under these agreements, the Corporation may be required to advance funds temporarily to make scheduled payments of principal, interest, taxes or insurance if the borrower fails to make such payments. Although the Corporation cannot charge any interest on these advance funds, the Corporation typically recovers the advances within a reasonable number of days upon receipt of the borrower’s payment. In the absence of any payment, advances are recovered through Federal Housing Administration (“FHA”) insurance, Department of Veteran’s Administration (“VA”) guarantees or FNMA or FHLMC reimbursement provisions in connection with loan foreclosures. The amount of funds advanced by the Corporation for these servicing agreements is not material.

Mortgage servicing rights are included in the consolidated statement of financial condition under the caption “Other Assets.” The activity of mortgage servicing rights and the valuation allowance for impairment of mortgage servicing rights for the years indicated as well as the ending balances of mortgage servicing rights and the respective fair values at December 31 are summarized as follows:

	2004	2003	2002
Beginning balance before valuation allowance	$185,233	$168,411	$133,787
Mortgage servicing rights retained through loan sales	29,488	67,512	47,334
Bulk purchases of mortgage servicing rights	—	23,756	18,315
Sale of mortgage servicing rights	—	(9,904)	—
Amortization expense	(48,446)	(75,045)	(31,025)
Permanent impairment	(3,852)	—	—
Other items, net	—	10,503	—

Ending balance before valuation allowance	162,423	185,233	168,411

Valuation allowance, beginning balance	49,339	80,058	19,641
Amounts (credited) charged to operations	(4,313)	(28,678)	60,417
Sale of mortgage servicing rights	—	(2,041)	—
Permanent impairment	(3,852)	—	—

Valuation allowance, ending balance	41,174	49,339	80,058

Mortgage servicing rights, net of valuation allowance	$121,249	$135,894	$88,353

Fair value at the year ended December 31	$122,770	$143,696	$94,476

The Corporation is exposed to interest rate risk relating to the potential decrease in the value of mortgage servicing rights due to increased prepayments on mortgage loans resulting from declining interest rates. As part of its overall strategy to manage the level of exposure to the risk of interest rates adversely affecting the value of mortgage servicing rights, the Corporation uses interest rate floor and interest rate swaption agreements to protect the fair value of the mortgage servicing rights. These derivatives do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Additionally, to further manage this interest rate risk exposure, the Corporation holds certain available-for-sale securities for the purpose of partially offsetting changes in fair value with the changes in fair value of mortgage servicing rights. During 2004 the Corporation recorded a permanent impairment on mortgage servicing rights totaling $3,852,000. Unlike a valuation adjustment recorded through the valuation allowance, a permanent impairment reduces the carrying value of the mortgage servicing rights asset and the valuation allowance, precluding subsequent reversals.

The following compares the key assumptions used in measuring the fair values and the sensitivity of the fair values of mortgage servicing rights at December 31:

	2004		2003
	Conventional	Governmental	Conventional	Governmental
Fair value	$83,691	$39,079	$103,161	$40,535
Prepayment speed	6.1%—67.0%	6.1%—83.4%	6.4%—61.4%	6.4%—68.8%
Weighted average prepayment speed	19.3%	22.0%	21.5%	22.0%
Impact on fair value of 10% adverse change	$4,033	$1,903	$5,631	$2,881
Impact on fair value of 20% adverse change	$7,797	$3,675	$10,625	$4,810
Discount rate	9.7%	10.7%	9.5%	10.8%
Impact on fair value of 10% adverse change	$1,867	$887	$2,621	$1,755
Impact on fair value of 20% adverse change	$3,639	$1,737	$5,106	$2,743
Weighted average life (in years)	4.8	4.2	4.5	4.2

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

Projected amortization expense of the carrying value of the mortgage servicing rights (before reduction for the valuation allowance) at December 31, 2004, for the next five years and thereafter is estimated as follows:

2005	$36,585
2006	28,656
2007	22,061
2008	16,915
2009	13,067
2010 and thereafter	45,139

Total carrying value of mortgage servicing rights before valuation allowance	$162,423

Mortgage servicing rights are subject to prepayment risk inherent in the underlying loans that are being serviced. The amortization shown in the preceding table is an estimate based on the expected remaining life of the underlying loans and should be analyzed with caution. The actual remaining life could be significantly different due to actual prepayment experience in future periods. In addition, the estimated amortization expense in the preceding table may be offset, in whole or in part, by reversals of the valuation allowance (totaling $41,174,000 at December 31, 2004) since mortgage servicing rights are recorded at the lower of amortized cost or fair value.

A summary of certain cash flows received from and paid to securitization trusts for the years ended December 31 is as follows:

	2004	2003	2002
Proceeds from new securitizations	$1,567,735	$4,846,287	$3,237,020
Servicing fees received (1)	37,375	38,341	34,674
Purchases of delinquent or foreclosed assets	85,911	119,803	198,310
Servicing advances	479,554	572,885	559,267
Repayments of servicing advances	480,672	574,420	557,894

(1)	Includes servicing fees related to securitized loans and loans sold to institutional investors.

The following table presents quantitative information about delinquencies and components of the unpaid principal balance of the Corporation’s managed mortgage loan portfolio at December 31:

`	2004	2003
Mortgage loans held in portfolio	$2,601,360	$3,386,622
Mortgage loans serviced for others	10,640,028	11,439,187
Mortgage loans held for sale (1)	274,376	346,408

Total managed mortgage loans	$13,515,764	$15,172,217

Principal amount of managed loans 90 days or more past due	$143,247	$166,117

(1)	Mortgage loans held for sale include loans related to the GNMA optional repurchase program totaling $42,608,000 and $39,730,000 at December 31, 2004 and 2003, respectively. These guaranteed mortgage loans serviced for GNMA include loans that have been repurchased or are eligible for repurchase by the Corporation at the Corporation’s option and without prior authorization from GNMA when specific delinquency criteria are met. Therefore, the Corporation is deemed to have regained effective control over these loans.

At December 31, 2004 and 2003, there were no commitments to purchase bulk packages of mortgage loan servicing rights or to sell any bulk packages of mortgage servicing rights.

Note 8.	Premises and Equipment

Premises and equipment at December 31 are summarized as follows:

	2004	2003
Land	$41,540	$42,602
Buildings and improvements	135,620	103,984
Leasehold improvements	11,967	11,134
Furniture, fixtures and equipment	105,877	103,353

	295,004	261,073
Less accumulated depreciation and amortization	120,610	113,708

	$174,394	$147,365

Included in buildings and improvements at December 31, 2004, are assets under capital and financing leases totaling $10,969,000. Depreciation and amortization of premises and equipment included in occupancy and equipment expenses totaled $17,453,000, $18,626,000 and $19,143,000, respectively, for 2004, 2003 and 2002.

The Bank has capital and financing lease and operating lease commitments on certain premises and equipment. Annual minimum capital and financing lease payments and operating lease payments as of December 31, 2004, for the next five years and thereafter are as follows:

	Capital and Financing Leases	Operating Leases
2005	$1,170	$6,057
2006	1,165	4,845
2007	1,176	3,882
2008	1,183	3,254
2009	1,226	2,628
2010 and thereafter	22,633	20,801

Total minimum lease payments	28,553	$41,467

Less amount representing interest	(18,411)

Present value of net minimum lease payments	$10,142

Rent expense totaled $8,440,000, $8,903,000 and $7,671,000, respectively, for 2004, 2003 and 2002.

Note 9.	Intangible Assets

Intangible assets consist of core value of deposits, goodwill and mortgage servicing rights. See Note 7 “Mortgage Banking Activities” for activity related to mortgage servicing rights which are included in the consolidated statement of financial condition under the caption “Other Assets.”

An analysis of core value of deposits and goodwill is summarized as follows:

	Core Value of Deposits	Goodwill
Balance, December 31, 2001	$28,733	$162,717
Amortization expense	(6,368)	—

Balance, December 31, 2002	22,365	162,717
Amortization expense	(5,533)	—

Balance, December 31, 2003	16,832	162,717
Amortization expense	(4,402)	—

Balance, December 31, 2004	$12,430	$162,717

The following table sets forth the estimated amortization expense for core value of deposits for the next five years after December 31, 2004:

2005	$3,875
2006	3,233
2007	2,719
2008	2,242
2009	361

Total	$12,430

Goodwill totaling $162,717,000 is no longer amortized to expense but is now evaluated annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Identifiable intangible assets continue to be amortized over their useful lives and reviewed for impairment under SFAS No. 142.

The Corporation completed the transitional impairment test on its goodwill as of January 1, 2002, with the fair value of each of the Corporation’s reporting units exceeding their carrying value, thereby supporting the conclusion that the allocated goodwill of each reporting unit was not impaired. In addition to the transitional goodwill impairment test, the Corporation performed the required annual goodwill impairment test as of October 1, 2004, 2003 and 2002. No impairment was recognized as a result of these tests. The following table sets forth the total carrying amount of goodwill by operating segment as of and for the years ended December 31, 2004 and 2003:

Commercial Banking	$93,553
Retail Banking	45,249
Mortgage Banking	3,488
Treasury	20,427

Total	$162,717

Note 10.	Deposits

Deposits at December 31 are summarized as follows:

	2004		2003
Description and interest rates	Amount	%	Amount	%
Checking accounts:
Noninterest-bearing	$675,967	10.5%	$576,872	9.0%
Noninterest-bearing custodial escrow accounts	268,392	4.2	299,249	4.6
Interest-bearing (average annual rate of .28% and .47%)	615,868	9.6	607,896	9.4

Total checking accounts	1,560,227	24.3	1,484,017	23.0
Savings accounts (average annual rate of 3.31% and 4.25%)(1)	1,442,706	22.5	1,267,916	19.6
Money market accounts (average annual rate of 1.40% and 1.58%)	1,080,486	16.8	1,099,478	17.1

Total (no stated maturities)	4,083,419	63.6	3,851,411	59.7

Certificates of deposit:
Less than 2.00%	1,037,181	16.2	1,264,333	19.6
2.00%—2.99%	807,703	12.6	765,263	11.9
3.00%—3.99%	257,888	4.0	291,322	4.5
4.00%—4.99%	219,897	3.4	260,992	4.0
5.00%—5.99%	13,834.2		17,361.3
6.00%—6.99%	1,449	—	2,279	—
7.00% and over	1,412	—	1,649	—

Total certificates of deposit (fixed maturities; average annual rate of 2.27% and 2.58%)	2,339,364	36.4	2,603,199	40.3

	$6,422,783	100.0%	$6,454,610	100.0%

Interest expense on deposit accounts for the three years ended December 31 is summarized as follows:

	2004	2003	2002
Checking accounts	$1,688	$2,523	$1,364
Savings accounts (1)	41,533	60,226	77,896
Money market accounts	16,372	14,137	4,144
Certificates of deposit	55,393	70,204	96,192

	$114,986	$147,090	$179,596

(1)	Includes interest expense on interest rate swap agreements totaling $28,369,000, $48,614,000 and $50,355,000, respectively, for 2004, 2003 and 2002.

At December 31, 2004, scheduled maturities of certificates of deposit are as follows:

	Year Ending December 31,
Rate	2005	2006	2007	2008	2009	Thereafter	Total
Less than 2.00%	$924,249	$112,691	$184	$44	$13	$—	$1,037,181
2.00%—2.99%	629,090	141,130	29,551	7,415	276	241	807,703
3.00%—3.99%	53,543	38,448	47,821	86,197	29,899	1,980	257,888
4.00%—4.99%	37,989	34,272	113,222	16,536	17,309	569	219,897
5.00%—5.99%	1,626	1,207	9,623	551	807	20	13,834
6.00%—6.99%	1,353	66	6	—	—	24	1,449
7.00% and over	645	143	24	12	19	569	1,412

	$1,648,495	$327,957	$200,431	$110,755	$48,323	$3,403	$2,339,364

Certificates of deposit in amounts of $100,000 or more totaled $634,764,000 and $646,066,000, respectively, at December 31, 2004 and 2003. Brokered certificates of deposit totaled $138,235,000 and $86,223,000, respectively, at December 31, 2004 and 2003.

At December 31, 2004 and 2003, deposits of certain state and municipal agencies and other various non-retail entities were collateralized by mortgage-backed securities with carrying values of $25,933,000 and $33,457,000, respectively. In compliance with regulatory requirements, at December 31, 2004 and 2003 the Corporation maintained $11,704,000 and $42,061,000, respectively, in cash on hand and deposits at the Federal Reserve Bank. The funds at the Federal Reserve Bank were held in noninterest earning reserves against certain transaction checking accounts and nonpersonal certificates of deposit.

Note 11.	Advances from the Federal Home Loan Bank

The Corporation was indebted to the Federal Home Loan Bank at December 31 as follows:

	2004					2003
	Interest Rate Range			Weighted Average Contractual Rate	Amount	Interest Rate Range			Weighted Average Contractual Rate	Amount
Scheduled Maturities Due:
Within 1 year	2.02%	–	6.55%	2.26%	$1,320,050	1.04%	–	6.55%	1.12%	$2,512,700
Over 1 year to 2 years	2.81	–	6.55	3.01	300,050	6.55	–	6.55	6.55	50
Over 2 years to 3 years	2.47	–	7.29	4.44	300,050	1.68	–	6.55	1.68	100,050
Over 3 years to 4 years	5.05	–	6.55	5.16	6,050	6.55	–	7.29	7.29	100,050
Over 4 years to 5 years	4.30	–	6.55	4.72	600,050	5.05	–	6.55	5.16	6,050
Over 5 years	4.74	–	6.55	4.97	1,200,050	3.84	–	6.55	4.81	1,800,100

	2.02%	–	7.29%	3.77%	3,726,300	1.04%	–	7.29%	2.74%	4,519,000

Net carrying value adjustments (1)					(40,670)					(34,292)

					$3,685,630					$4,484,708

(1)	Net carrying value adjustments consist of fair value adjustments related to embedded call options hedged by swaption agreements including adjustments related to terminated swaption agreements. Portions of these carrying values are accreted as a component of FHLB advance interest expense.

Fixed-rate advances totaling $606,000,000 at December 31, 2004 and 2003, were convertible into one-month adjustable-rate advances on a quarterly basis at the option of the FHLB. The Corporation also has the option to prepay these advances without penalty if converted by the FHLB. These advances had scheduled maturities ranging from January 2008 to May 2009. During 2003 the Corporation modified the terms related to

$1,100,000,000 of convertible fixed-rate advances. The modifications primarily involved the extension of maturity dates and interest rate changes for the advances and integrated a fixed-rate term followed by an adjustable-rate term for the modified advances. Since the resulting modified advances were not substantially different than the original advances, the carrying value adjustments of the original FHLB advances, inclusive of the carrying value adjustments related to swaption agreements that were terminated as part of the restructuring strategy, were carried over to the modified advances and are accreting to interest expense over the remaining life of the modified advances. See Note 13 “Derivative Financial Instruments” for information related to swaption agreements used by the Corporation to hedge the exposure to changes in the fair value of the call options embedded in fixed-rate FHLB advances and for information related to the termination of swaption and interest rate swap agreements used in various hedging strategies related to advances during 2003.

At December 31, 2004 and 2003, outstanding advances were collateralized by real estate loans totaling $3,385,652,000 and $4,080,490,000, respectively, mortgage-backed securities totaling $287,846,000 and $400,202,000, respectively, and investment securities totaling $333,249,000 and $199,332,000, respectively. The Corporation is also required to hold shares of FHLB stock in an amount at least equal to the greater of 1.0% of certain of its residential mortgage loans or 5.0% of its outstanding advances. The Corporation was in compliance with this requirement at December 31, 2004 and 2003, holding FHLB stock totaling $204,409,000 and $243,332,000, respectively. At December 31, 2004 and 2003, there were no outstanding commitments for advances from the FHLB.

Note 12.	Other Borrowings

Other borrowings at December 31 consist of the following:

	2004	2003
Securities sold under agreements to repurchase, net	$100,240	$265
Term note, adjustable interest, due December 31, 2007	75,200	84,600
Subordinated notes, adjustable interest, due December 8, 2011	30,000	30,000
Subordinated notes, adjustable interest, due December 18, 2031	20,000	20,000
Floating rate junior subordinated debt securities, due October 8, 2033	10,310	10,310
Floating rate junior subordinated debt securities, due December 15, 2034	25,774	—
Loans eligible to be repurchased from GNMA	28,872	20,923
United States treasury tax and loan borrowings	10,414	27,420
Capital and financing lease obligations	10,148	—
Subordinated extendible notes, interest 7.95%, due December 1, 2006	—	21,725

	$310,958	$215,243

At December 31, 2004 and 2003, repurchase agreements totaling $500,000,000 and $400,000,000, respectively, were offset by reverse repurchase agreements totaling $400,000,000 for each year. At December 31, 2004, the repurchase agreements and reverse repurchase agreements each had identical maturity dates with $100,000,000 due December 2006, March 2007, April 2008 and March 2011, respectively. In addition, one repurchase agreement totaling $100,000,000 had a maturity date in April 2009. During 2004 and 2003, the repurchase agreements carried a weighted average rate of 2.71% and 3.02%, respectively, and the reverse repurchase agreements carried a weighted average rate of 3.36% and 3.27%, respectively. Other repurchase agreements totaling $240,000 and $265,000 at December 31, 2004 and 2003, respectively, matured overnight. At December 31, 2004, mortgage-backed securities with a carrying value totaling $521,145,000 and a fair value totaling $521,681,000, respectively, were pledged as collateral for the repurchase agreements.

The term note with a balance of $75,200,000 at December 31, 2004, requires quarterly principal payments of $2,350,000 and quarterly interest payable at an adjustable rate (4.25% at December 31, 2004) priced at 100 basis points below the lender’s national base rate. The Corporation entered into this term and revolving credit agreement for $104,000,000 on December 30, 2002. This credit facility is in the form of an unsecured, five-year term note due December 31, 2007, originally totaling $94,000,000 and an unsecured revolving note totaling $10,000,000. The unsecured revolving line of credit for $10,000,000, none of which was drawn down at December 31, 2004, is renewable annually and has interest rate terms the same as the term note. As part of an unrelated debt replacement transaction which occurred in December 2004, the Corporation anticipated exceeding a covenant limitation associated with this credit facility regarding additional debt incurred. The Corporation received a waiver from the lenders on this covenant on September 8, 2004, for the remaining term of this agreement.

On November 28, 2001, the Bank issued and sold $30,000,000 of floating rate subordinated debt securities due December 8, 2011, with interest payable semi-annually. At December 31, 2004, the interest rate was 6.44% which resets semi-annually on each successive interest payment date equal to the six-month London Interbank Offered Rate (“LIBOR”) plus 3.75%. The interest rate shall not exceed 12.50%. These subordinated debt securities are not redeemable, unless certain events occur, as defined in the Indenture. The subordinated debt securities, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Bank. These subordinated debt securities are includable as part of supplementary Tier 2 regulatory capital for the Bank.

On December 18, 2001, the Bank issued and sold $20,000,000 of floating rate junior subordinated debentures due December 18, 2031, with interest payable quarterly. At December 31, 2004, the interest rate was 6.11% which resets quarterly on each successive interest payment date equal to the three-month LIBOR plus 3.60%. The interest rate shall not exceed 12.50% prior to December 18, 2011. These junior subordinated debentures may be redeemed by the Bank on or after December 18, 2006, and on any subsequent interest reset date through September 18, 2030, and any time after September 30, 2030, with proper notice. The junior subordinated debentures, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Bank. These junior subordinated debentures are includable as part of supplementary Tier 2 regulatory capital for the Bank.

Effective September 25, 2003, Commercial Federal Capital Trust I (“Trust I”), a Delaware statutory trust of the parent company, was formed for the purpose of issuing 10,000 shares totaling $10,000,000 of floating-rate capital securities to unrelated investors and for investing the proceeds thereof in junior subordinated debentures issued by the parent company. Also effective September 25, 2003, Trust I issued $310,000 of common securities to the parent company. The proceeds from the issuance of the capital securities and the common securities were used by Trust I to purchase the parent company’s junior subordinated debentures in the amount of $10,310,000. The capital securities and debentures bear interest equal to the three-month LIBOR as of the applicable reset date plus 2.95% (or 5.02% at December 31, 2004) and are guaranteed by the parent company. See Note 17 “Commitments and Contingencies” for additional information regarding the guarantee. The obligations of the parent company under that guarantee and the debentures are subordinate to all senior indebtedness as defined in the indenture agreement. The distribution rate payable on the capital securities is cumulative and is payable quarterly in arrears commencing on January 8, 2004. The capital securities are subject to mandatory redemption upon repayment of the debentures. The debentures mature on October 8, 2033, which may be shortened to not earlier than October 8, 2008, if certain conditions are met. The debentures are redeemable at the option of the parent company on or after October 8, 2008, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of Trust I, the debentures or the capital securities. Trust I is not required to be consolidated into the financial statements of the Corporation in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R).

Effective December 15, 2004, Commercial Federal Capital Trust II (“Trust II”), a Delaware statutory trust of the parent company, was formed for the purpose of issuing 25,000 shares totaling $25,000,000 of floating-rate capital securities to unrelated investors and for investing the proceeds thereof in junior subordinated debentures issued by the parent company. Also effective December 15, 2004, Trust II issued $774,000 of common securities to the parent company. The proceeds from the issuance of the capital securities and the common securities were used by Trust II to purchase the parent company’s junior subordinated debentures in the amount of $25,774,000. The capital securities and debentures bear interest equal to the three-month LIBOR as of the applicable reset date plus 2.08% (or 4.57% at December 31, 2004) and are guaranteed by the parent company. See Note 17 “Commitments and Contingencies” for additional information regarding the guarantee. The obligations of the parent company under that guarantee and the debentures are subordinate to all senior indebtedness as defined in the indenture agreement. The distribution rate payable on the capital securities is cumulative and is payable quarterly in arrears commencing on March 15, 2005. The capital securities are subject to mandatory redemption upon repayment of the debentures. The debentures mature on December 15, 2034, which may be shortened to not earlier than December 15, 2009, if certain conditions are met. The debentures are redeemable at the option of the parent company on or after December 15, 2009, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of Trust II, the debentures or the capital securities. Trust II is not required to be consolidated into the financial statements of the Corporation in accordance with FASB Interpretation No. 46(R).

The loans eligible to be repurchased from GNMA represent other borrowings (at a zero percent interest rate) that are offset by like amounts of loans held for sale for which the Corporation has an option to repurchase from GNMA as of the respective year end.

United States treasury tax and loan borrowings carried interest rates of 1.97% and .94%, respectively, at December 31, 2004 and 2003. These borrowings are open-ended interest-bearing notes that are callable by the United States Treasury and, at December 31, 2004 and 2003, were secured by investment securities with book values totaling $60,756,000 and $60,746,000, respectively, and mortgage-backed securities totaling $5,648,000 and $6,258,000, respectively.

At December 31, 2004, the obligations for capital and financing leases carried a weighted average interest rate of 11.93% maturing at various dates between August 2015 and November 2030. On December 1, 2004, the Corporation redeemed all $21,725,000 of its fixed-rate subordinated extendible notes due December 1, 2006.

Contractual principal maturities of other borrowings as of December 31, 2004, for the next five years are as follows: 2005—$49,012,000; 2006—$9,487,000; 2007—$56,506,000; 2008—$121,000; 2009—$100,173,000 and 2010 and thereafter—$95,659,000.

Note 13.	Derivative Financial Instruments

The Corporation utilizes derivative financial instruments as part of an overall interest rate risk management strategy.

Interest Rate Swap Agreements

The Corporation is exposed to interest rate risk relating to the variable cash flows of certain deposit liabilities and FHLB advances attributable to changes in market interest rates. As part of its overall strategy to manage the level of exposure to the risk of interest rates adversely affecting net interest income, the Corporation uses interest rate swap agreements that have offsetting characteristics from the hedged deposit liabilities and FHLB advances. These derivatives are designated and qualify as cash flow hedges with the fair value gain or loss reported as a component of accumulated other comprehensive income. The fair value of the interest rate swaps at December 31, 2004 and 2003, totaled $70,991,000 and $100,467,000, respectively, which represents the amount that the Corporation would need to pay if the swap agreements were terminated.

The following table summarizes the Corporation’s interest rate swap agreements accounted for as for cash flow hedges by maturity dates at December 31:

	2004			2003
	Notional Amount	Interest Rate		Notional Amount	Interest Rate
		Paying	Receiving		Paying	Receiving
Scheduled Maturities Due:
Within 1 year	$—	—%	—%	$600,000	6.14%	1.12%
Over 1 year to 2 years	—	—	—	—	—	—
Over 2 years to 3 years	—	—	—	—	—	—
Over 3 years to 4 years	150,000	3.48	2.14	—	—	—
Over 4 years to 5 years	—	—	—	—	—	—
Over 5 years	770,000	5.74	2.20	720,000	5.89	1.16

	$920,000	5.38%	2.19%	$1,320,000	6.00%	1.14%

Under the interest rate swap agreements listed in the preceding table, the Corporation pays fixed rates of interest and receives variable rates of interest. The variable interest rates are based on either the 13-week average yield of the three-month U.S. Treasury bill or the three-month LIBOR average, and the net interest is settled with the counterparty on a quarterly basis. During 2004 the Corporation entered into interest rate swap agreements with notional amounts of $200,000,000 where the Corporation pays a fixed rate of interest and receives a variable rate of interest. These swap agreements hedge the variable cash flows associated with interest payments on high performance savings deposits and qualify as a cash flow hedge. Also, three interest rate swap agreements with notional amounts totaling $300,000,000 that were cash flow hedges of savings deposits and three interest rate swap agreements totaling $300,000,000 that were cash flow hedges of FHLB advances matured in 2004.

Also during 2004, the Corporation entered into an interest rate swap agreement with a notional amount totaling $100,000,000 where the Corporation pays a variable rate of interest and receives a fixed rate of interest. This swap agreement hedges the exposure to changes in the fair value of certain convertible fixed-rate FHLB advances and qualifies as a fair value hedge. This swap agreement matures May 3, 2009, and had a fair value of $3,686,000 at December 31, 2004, which represents the amount that the Corporation would receive if the swap agreement was terminated. The variable rate of interest the Corporation was paying under this swap agreement based on the three-month LIBOR average at December 31, 2004, was 2.28%, while the fixed rate of interest the Corporation was receiving was 4.71%. During 2003 the Corporation entered into an interest rate swap agreement for which the Corporation pays a variable rate of interest and receives a fixed rate of interest. This swap agreement hedges the exposure to changes in the fair value of certain convertible fixed-rate FHLB advances and qualifies as a fair value hedge. This swap has a notional amount of $100,000,000 and matures February 1, 2009. The fair value of this swap agreement at December 31, 2004 and 2003, was $2,077,000 and $3,422,000, respectively, which represents the amount that the Corporation would receive if the swap agreement was terminated. The variable rate of interest the Corporation was paying under this swap agreement based on the three-month LIBOR average at December 31, 2004, was 2.31%, while the fixed rate of interest the Corporation was receiving was 4.30%.

During 2003, the Corporation recognized a loss of $29,426,000 on the termination of certain swap agreements that were previously hedging the adjustable interest payments related to $300,000,000 in adjustable rate FHLB advances that were paid off. This loss was recognized as a component of the other income category “Gain on Sale of Securities and Changes in Fair Values of Derivatives, Net” in the consolidated statement of income. Since these swap agreements were designated as cash flow hedges, the fair value loss for these swap agreements was previously recorded as a component of other comprehensive income.

During 2003, the Corporation also terminated interest rate swap agreements that were designated as cash flow hedges of adjustable interest payments related to $500,000,000 in adjustable rate savings deposits. Since the hedged savings deposits were still outstanding at the time the swap agreements were terminated, the total loss of $39,871,000 was deferred as a component of other comprehensive income. This loss is being amortized over the remaining term of the swap agreements. During 2004 and 2003, $18,911,000 and $2,627,000, respectively, of this loss was amortized as a component of savings deposit interest expense. The unamortized deferred loss related to these terminations remaining in other comprehensive income as of December 31, 2004 and 2003, totaled $18,334,000 and $37,245,000, respectively.

In December 2000, the Corporation incurred losses totaling $8,601,000 on terminated interest rate swap agreements. Since the related hedged savings deposits were still outstanding, this loss was deferred in other comprehensive income and is being amortized to expense over the remaining terms of the swap agreements. The amortization of this deferred loss was $918,000, $1,380,000 and $2,034,000, respectively, in 2004, 2003 and 2002. The unamortized balance of these terminated interest rate swap agreements reflected as a component of other comprehensive income totaled $2,065,000 and $2,983,000, respectively, at December 31, 2004 and 2003.

Net interest expense on these swap agreements totaled $72,750,000, $120,586,000 and $116,349,000, respectively, for the years ended December 31, 2004, 2003 and 2002.

The interest rate swap agreements were collateralized by mortgage-backed securities with carrying values totaling $76,720,000 and $109,051,000 at December 31, 2004 and 2003. Entering into interest rate swap agreements involves the credit risk of dealing with intermediary and primary counterparties and their ability to meet the terms of the respective contracts. The Corporation is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swaps if the Corporation is in a net interest receivable position at the time of potential default by the counterparties. At December 31, 2004 and 2003, the Corporation was in a net interest payable position regarding the pay fixed/receive variable interest rate swap agreements, and a net interest receivable position regarding the pay variable/receive fixed interest rate swap agreements. The Corporation does not anticipate nonperformance by the counterparties.

Swaption Agreements

The Corporation entered into swaption agreements beginning in 2001 to hedge the exposure to changes in the fair value of the call options embedded in certain convertible fixed-rate FHLB advances. All terms of these swaption agreements exactly match the terms of these FHLB advances. In the event the FHLB exercises its quarterly option to convert these fixed-rate advances into variable rate advances, the Corporation may exercise its corresponding option to enter into a swap agreement whereby the Corporation would pay a fixed rate of interest and receive a variable rate of interest. At December 31, 2004 and 2003, the Corporation had $600,000,000 of convertible fixed-rate FHLB advances with interest rates ranging from 4.30% to 5.10% and maturity dates ranging from January 2009 to May 2009 for which the embedded call options were being hedged by swaption agreements. At December 31, 2004 and 2003, the fair value of the swaption agreements was recorded as an asset totaling $7,020,000 and $19,216,000, respectively.

During 2004 the Corporation entered into three interest rate swaption agreements with notional amounts totaling $150,000,000 at a cost of $7,171,000 and a fair value at December 31, 2004, totaling $13,121,000. These swaptions were purchased with the intent to partially offset impairment exposure risk associated with changes in the fair value of mortgage servicing rights resulting from declining interest rates. These free-standing derivatives do not qualify for hedge accounting, and therefore, changes in their fair value are recognized currently in earnings.

During 2003 the Corporation terminated swaption agreements with a notional amount of $1,100,000,000. These terminations occurred in conjunction with the modification of terms related to FHLB advances for which the embedded call options were being hedged by these terminated swaption agreements. Since the modified FHLB debt was not substantially different than the former FHLB debt, the carrying value adjustments of the former FHLB debt, inclusive of carrying value adjustments related to the terminated swaption agreements, was carried over to the modified FHLB debt to be accreted over the remaining life of the newly modified debt as a component of interest expense. As of December 31, 2004 and 2003, the unamortized carrying value adjustment to the modified FHLB debt related to the terminated swaption agreements was $22,451,000 and $25,020,000, respectively. The accretion of this carrying value adjustment increased interest expense related to the modified FHLB advances by $2,569,000 and $254,000, respectively, for the years ended December 31, 2004 and 2003.

Interest Rate Floor Agreements

The Corporation is also exposed to interest rate risk relating to the potential decrease in the value of mortgage servicing rights due to increased prepayments on mortgage loans resulting from declining interest rates. As part of its overall strategy to manage the level of exposure to the risk of interest rates adversely affecting the value of mortgage servicing rights, the Corporation uses interest rate floor agreements, as well as certain swaptions, to protect the fair value of the mortgage servicing rights. By purchasing floor agreements, the Corporation is paid cash based on the differential between a short-term rate and the strike rate, applied to the notional principal amount, if the current short-term rate falls below the strike rate level of the agreement. These derivatives do not qualify as hedges under SFAS No. 133, and therefore, receive a “no hedging” designation, with changes in their fair value recognized currently in earnings.

At December 31, 2004 and 2003, the Corporation had interest rate floor agreements with notional amounts totaling $1,550,000,000 and $1,350,000,000, respectively, with fair value gains of $5,443,000 and $6,084,000, respectively, representing the amount that would be received to terminate the floor agreements. At December 31, 2004, the interest rate floor agreements had strike rates ranging from 3.45% to 4.75% and mature between September 2007 and February 2009. At December 31, 2003, the interest rate floor agreements had strike rates ranging from 3.45% to 4.30% and matured between September 2007 and June 2008.

Interest Rate Cap Agreements

The Corporation periodically uses interest rate cap agreements to hedge against the risk of a potential rise in interest rates. These agreements do not qualify for hedge accounting. During 2004 the Corporation entered into an interest rate cap agreement with a $100,000,000 notional amount at a cost of $3,600,000 and a fair value at December 31, 2004, of $1,466,000. During 2003 a cap agreement was purchased with a notional amount of $100,000,000. This cap agreement was subsequently sold later in 2003 resulting in a pre-tax gain of $650,000. No interest rate cap agreements were outstanding as of December 31, 2003.

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

At December 31, 2004 and 2003, the Corporation had mandatory forward sales commitments totaling $251,152,000 and $407,000,000, respectively, that are considered to be derivatives under SFAS No. 133. These derivatives are recorded at fair value with changes in fair value reported currently in earnings. These sales commitments had fair value net losses of $385,000 and $2,764,000, respectively, at December 31, 2004 and 2003. The losses on these mandatory forward sales commitments were partially offset by fair value gains of $458,000 and $878,000 on interest rate lock commitments (“IRLC”) to originate mortgage loans of $118,452,000 and $159,201,000, net of estimated fallout, as of December 31, 2004 and 2003, respectively. The gains and losses associated with mandatory forward loan sales commitments that were designated as hedges of warehouse loans held for sale in the secondary market and qualified for hedge accounting treatment were offset by the recognition of gains and losses on the hedged warehouse loans. The warehouse loans which did not qualify for hedge accounting were carried at the lower of cost or market. At December 31, 2004 and 2003, the Corporation had call options outstanding with notional amounts of $20,000,000 and $35,000,000 which were recorded at fair values of $28,000 and $131,000, respectively.

On March 9, 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105 “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”). The guidance provided in this bulletin clarified issues related to the measurement of fair value for loan commitments. SAB No. 105 further stated that the value of expected mortgage servicing cash flows should not be included in the determination of fair value until the underlying loan has been sold or securitized with servicing retained. Therefore, for IRLC entered into on January 1, 2004, and later, the Corporation discontinued the inclusion of the value of mortgage servicing rights in the valuation of IRLC and the corresponding warehouse loans subsequently funded. For IRLC entered into January 1, 2004, and later, and the corresponding warehouse loans, the Corporation estimates fair value by measuring the intrinsic value due to changes in interest rates. The initial fair value of the IRLC is zero on the interest rate lock date. The initial application of the guidance provided by SAB No. 105 resulted in a reduction totaling $2,825,000 to the gain on sales of loans for 2004 compared to the application of the Corporation’s previous method for determining the fair value of IRLC and warehouse loans.

Note 14.	Income Taxes

A comparative analysis of the federal and state income tax provision at December 31 follows:

	2004	2003	2002
Current:
Federal	$17,649	$30,114	$71,669
State	695	647	1,634

	18,344	30,761	73,303

Deferred:
Federal	5,924	2,949	(29,107)
State	8	576	(473)

	5,932	3,525	(29,580)

Total income tax provision	$24,276	$34,286	$43,723

The following is a reconciliation of the statutory federal income tax rate to the consolidated effective tax rate at December 31:

	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase in value of Bank owned life insurance	(6.1)	(3.4)	(3.2)
Tax exempt interest	(4.4)	(3.6)	(2.9)
Income tax credits	(1.4)	(.8)	(.6)
State income taxes, net of federal income taxes	.4	.6	.5
Other items, net	.6	—	.2

Effective tax rate	24.1%	27.8%	29.0%

The components of deferred tax assets and liabilities at December 31 are as follows:

	2004	2003
Deferred tax assets:
Allowance for losses on loans and real estate not currently deductible	$37,230	$43,351
Interest rate swap agreements	34,500	51,876
State net operating loss carryforwards	15,208	12,749
Mortgage servicing rights	11,236	8,468
Employee benefits	4,674	4,298
Basis differences between tax and financial reporting arising from acquisitions	4,299	5,790
Other items	6,680	6,833

	113,827	133,365
Valuation allowance	(19,207)	(16,853)

	94,620	116,512

Deferred tax liabilities:
Federal Home Loan Bank stock	12,734	12,301
Mark-to-market of securities available for sale	9,222	3,956
Real estate investment trust deferred income	7,791	8,904
Differences between book and tax basis of premises and equipment	7,016	5,529
Core value of acquired deposits	4,253	5,547
Deferred loan costs	3,732	—
Deferred loan fees	2,185	3,675
Other items	7,738	8,244

	54,671	48,156

Net deferred tax asset	$39,949	$68,356

At December 31, 2004, the Corporation and certain subsidiaries had state net operating loss carryforwards totaling approximately $258,579,000 available for income tax purposes. A valuation allowance was established for these carryforwards which expire through 2024. The valuation allowance is primarily attributable to state deferred tax assets at December 31, 2004. The valuation allowance increased to $19,207,000 at December 31, 2004, compared to $16,853,000 at December 31, 2003, primarily due to increases in net state deferred tax assets.

A deferred tax liability has not been recognized for the bad debt reserves of the Bank created in the tax years which began prior to December 31, 1987 (the base year). At December 31, 2004, these reserves totaled approximately $105,266,000 with an unrecognized deferred tax liability approximating $38,527,000. This unrecognized deferred tax liability could be recognized in the future, in whole or in part, if there is a change in federal tax law, the Bank fails to meet certain definitional tests and other conditions in the federal tax law, certain distributions are made with respect to the stock of the Bank, or the bad debt reserves are used for any purpose other than absorbing bad debt losses.

Note 15.	Stockholders’ Equity and Regulatory Restrictions

On February 24, 2005, the Board of Directors of the Corporation approved a resolution to amend the Corporation’s Shareholder Rights Plan so that the expiration date of the rights was as of February 28, 2005. Accordingly, effective February 28, 2005, the Corporation’s Shareholder Rights Plan was terminated. In December 1988 the Board of Directors adopted this Shareholder Rights Plan and declared a dividend of stock purchase rights. This dividend consisted of one primary right and one secondary right for each outstanding share of common stock payable on December 30, 1988, and for each share of common stock issued by the Corporation at any time after December 30, 1988, and prior to the earlier of the occurrence of certain events or expiration of these rights. These rights were attached to and traded only together with the common stock shares. The Corporation’s Shareholder Rights Plan had been amended effective December 18, 1998, primarily to extend the expiration date of such rights to December 19, 2008. At December 31, 2004, no such rights had been exercised.

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

The capital distribution regulations of the Office of Thrift Supervision (“OTS”), as defined, allow the Bank to pay capital distributions during a calendar year upon notice to the OTS. These capital distributions are limited to the sum of 100% of the Bank’s retained net income for the current calendar year plus the Bank’s retained net income for the preceding two calendar years. Retained net income is net income determined in accordance with generally accepted accounting principles less total capital distributions declared. Capital distributions in excess of the Bank’s retained net income require the submission of an application for approval of payment from the OTS. At December 31, 2004, the Bank’s total distributions exceeded its retained net income by $19,171,000 under this regulation thereby requiring the Bank to file an application with the OTS for any proposed capital distribution. Applicable regulations require approval by the OTS of any proposed distribution and, in some cases, could prohibit the distribution. The Bank has received approvals from the OTS on all applications for capital distributions.

In April 1999 the Corporation began repurchasing its outstanding common stock. From April 1999 through December 31, 2004, the Corporation purchased 23,533,000 shares of its common stock at a cost of $525,860,000. At December 31, 2004, there remained 1,466,800 shares to be repurchased by June 30, 2005, under the authorization approved by the Board of Directors on November 25, 2003. The Corporation’s repurchasing and cancellation of its common stock reduced additional paid-in-capital to a zero balance as of December 31, 2004 and 2003.

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

The following presents the Bank’s regulatory capital levels and ratios relative to its minimum capital requirements:

	Actual		For OTS Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Tangible capital to tangible assets	$695,213	6.19%	$168,359	1.50%	n/a	n/a
Tier 1 core (leverage) capital to adjusted total assets	695,213	6.19	448,956	4.00	$561,195	5.00%
Adjusted Tier 1 capital to risk-weighted assets	690,779	9.03	n/a	n/a	459,169	6.00
Total risk-based capital to risk-weighted assets	812,259	10.61	612,225	8.00	765,282	10.00

As of December 31, 2003:
Tangible capital to tangible assets	710,670	5.93	179,707	1.50	n/a	n/a
Tier 1 core (leverage) capital to adjusted total assets	704,350	5.88	478,966	4.00	598,707	5.00
Adjusted Tier 1 capital to risk-weighted assets	704,350	9.13	n/a	n/a	462,961	6.00
Total risk-based capital to risk-weighted assets	838,437	10.87	617,803	8.00	772,253	10.00

As of December 31, 2004, the most recent notification from the OTS categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank’s classification.

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

The following table presents outstanding commitments at December 31 excluding undisbursed portions of loans in process:

	2004	2003
Originate and purchase residential mortgage loans	$312,897	$451,241
Originate commercial real estate loans	34,889	56,824
Originate consumer, commercial operating and agricultural loans	22,770	32,134
Unused lines of credit for consumer use	308,326	254,560
Unused lines of credit for commercial use	356,511	137,137

	$1,035,393	$931,896

Loan commitments secured by residential and commercial real estate are generally expected to settle within three months following December 31, 2004. Commercial operating loan and line of credit commitments generally expire within 12 months and are renewable annually. Residential mortgage loan commitments include loans in the process of approval for which the Corporation has rate lock commitments. Generally, unused loan commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

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

At December 31, 2004 and 2003, the Corporation had approximately $251,152,000 and $407,000,000, respectively, in mandatory forward delivery commitments to sell residential mortgage loans. These mandatory forward sales commitments are used by the Corporation to mitigate the interest rate risk associated with commitments to originate and purchase mortgage loans for sale in the secondary market and funded mortgage loans held for sale in the secondary market.

Beginning in 2004 the Corporation sold loans to the FHLB of Topeka (“FHLBT”) under the Mortgage Partnership Finance Program. The credit risk associated with these sold loans is structured into various layers. The first layer of losses, after mortgage insurance coverage, is covered by the FHLBT up to 1.0% of the principal amount funded (“First Loss Layer”). Losses in excess of the First Loss Layer, if any, will be absorbed by the Corporation up to a specified credit enhancement amount which may vary from .25% to 1.5% of the outstanding principal amount of the loans sold. Thereafter, the FHLBT bears the remaining credit risk. In exchange for providing the credit enhancement to the FHLBT, the Corporation receives a credit enhancement fee from the FHLBT. This credit enhancement fee may be reduced by actual losses taken by the FHLBT in the First Loss Layer. As of December 31, 2004, the amount of loans sold to the FHLBT under this program totaled $638,611,000 with a maximum credit obligation for potential loan losses to the Corporation totaling $4,434,000. The fair value of this credit obligation was not material at December 31, 2004, since it is highly probable that most credit losses on these loans sold to the FHLBT under this program will be absorbed by the FHLBT in the First Loss Layer.

The Bank is a guarantor for the obligations of a subsidiary under a lease sale agreement dated December 31, 2000. Although a highly remote possibility, the maximum potential amount of future payments the Bank could be required to make under the guarantee is $47,000,000, which is the total purchase price stated in the purchase agreement. The nature of the potential claims for which the Bank has guaranteed is primarily related to representations and warranties, which are customary in the sale of lease assets. The rights of the buyer in the purchase agreement, which are covered by the guarantee, to make claims against the representations and warranties, expire April 9, 2005. There were no terms in the guarantee providing for a limitation to the maximum potential amount of future payments under the guarantee. On May 7, 2004, a settlement agreement was entered whereby substantially all the guarantee obligations of the Bank were released, except for any claims exceeding $25,000 arising from any future breaches of such representations and warranties. At December 31, 2004, the Bank’s outstanding liability for its estimated potential obligation under this guarantee was not material. The guarantee also includes recourse provisions defining which assets the Bank could obtain and liquidate under certain conditions of the guarantee.

The parent company provides guarantees of payments of certain amounts (“Guaranteed Payments”) for the benefit of holders of capital securities issued by both Commercial Federal Capital Trust I and Commercial Federal Capital Trust II, Delaware statutory trusts created by the parent company for the purpose of issuing these capital securities. The Guaranteed Payments are equal to the amount of (i) all accrued and unpaid distributions on the capital securities; (ii) the price payable on redemption of the capital securities; and (iii) upon termination of either Trust I or Trust II, the lesser of either the liquidation amount of the respective capital securities and all unpaid distributions thereon, or the amount of assets of Trust I or Trust II remaining available for distribution to respective holders after satisfaction of all respective liabilities. The parent company is required to make payments under the guarantees only to the extent that the trusts hold funds sufficient to make such payments, but fail to do so. The maximum potential amount of future payments on these guarantees totals $35,000,000 ($10,000,000 for Trust I and $25,000,000 for Trust II), which is equal to the total principal of the capital securities, plus accrued interest. The terms of the guarantees end with the maturities of the respective capital securities, which are October 8, 2033, for Trust I and December 15, 2034, for Trust II. The parent company is subrogated to all rights of holders of the capital securities with respect to amounts it pays on the guarantees, which amounts would be recoverable from the funds by the respective trusts. Consequently, the parent company expects that the liquidation of such assets held by the respective trusts would fully cover the maximum potential amount of future payments the parent company may make on the guarantees. The fair values of these guarantees are not material.

Standby letters of credit issued by the Corporation commit the Corporation to make payments on behalf of customers when certain specified future events occur. The credit risk involved with standby letters of credit is primarily the same as credit risks involved with issuing a loan. At December 31, 2004, the Corporation had $19,944,000 of standby letters of credit with a weighted average term of approximately 21 months. The fees on these standby letters of credit are deferred and recorded at fair value. These fees were not material at December 31, 2004, and no material losses are anticipated from these outstanding standby letters of credit.

The Corporation is a limited partner in several multi-family affordable housing investment properties for which it receives affordable housing tax credits. The Corporation consolidated certain of these partnerships with assets approximating $910,000 as of December 31, 2004, that are included in the accompanying consolidated statement of financial condition. The Corporation has no material potential exposure to loss relative to these partnerships. The consolidation of the remaining partnerships, with assets approximating $262,746,000 at December 31, 2004, is not required under the provisions of FASB Interpretation No. 46(R). The Corporation’s maximum potential exposure to loss from investments in these limited partnerships and unfunded commitments totaled approximately $10,692,000 as of December 31, 2004.

The Corporation is also a general partner in numerous limited real estate partnerships formed in prior years to provide investment opportunities for customers of the Bank. The Corporation also holds limited partner interests in certain of these limited partnerships. The consolidation of these limited partnerships is not required under the provisions of FASB Interpretation No. 46(R). Therefore, assets with a net carry value totaling approximately $17,019,000 at December 31, 2004, are not included in the accompanying consolidated statement of financial condition. In the highly unlikely event that all of the assets of these limited partnerships had no value and all other partners failed to meet their obligations, management of the Corporation estimates that its maximum potential exposure to loss would approximate $30,909,000. This amount represents the total liabilities of the limited partnerships for which the Corporation is a general partner plus the net carrying value of the Corporation’s investments in these entities at December 31, 2004.

The Bank assumed a lawsuit in its merger with Mid Continent Bancshares, Inc. (“Mid Continent”) against the United States government (the “Government”) relating to a supervisory goodwill claim. A final ruling on this claim was entered on January 29, 2004, awarding the Bank $5,600,000 in damages. The Government has appealed this award. For additional information, see Item 3 “Legal Proceedings” of this Form 10-K Annual Report for the year ended December 31, 2004. The ultimate collectibility of this award is contingent on a number of factors and future events which are beyond the control of the Bank, as to substance, timing and amount of damages that may be paid to the Bank. The Corporation has not recorded a receivable pursuant to this award.

The Corporation is subject to a number of lawsuits and claims for various amounts, which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Corporation’s financial position or results of operations.

Note 18.	Employee Benefit and Incentive Plans

Retirement Savings Plan

The Corporation maintains a contributory deferred savings 401(k) plan covering substantially all employees. The Corporation’s matching contributions are equal to 100% of the first 8% of participant contributions. Participants vest immediately in their own contributions. For contributions of the Corporation, participants vest over a five-year period and, thereafter, vest 100% on an annual basis if employed on the last day of each calendar year. Retirees, who meet certain employment and age requirements, vest 100% at the date of their retirement. Contribution expense was $4,785,000, $4,497,000 and $4,464,000 for 2004, 2003 and 2002, respectively.

Stock Option and Incentive Plans

The Corporation maintains the 2002 Stock Option and Incentive Plan (the “2002 Plan”) and the 1996 Stock Option and Incentive Plan (the “1996 Plan”), and various stock option and incentive plans assumed in certain mergers since 1995. These plans permit the granting of stock options, discounted stock options, restricted stock awards and stock appreciation rights. The Corporation’s stock options expire over periods not to exceed 10 years from the date of grant with the option price equal to market value on the date of grant. Stock options either are exercisable and vest on the date of grant or over various periods not exceeding three years. All options granted to members of the Board of Directors vest immediately. Recipients of restricted stock have the usual rights of a shareholder, including the right to receive dividends and to vote the shares; however, the common stock will not be vested until certain restrictions are satisfied. The term of the 1996 Plan, as amended, extends to September 11, 2006, and the term of the 2002 Plan extends to June 27, 2012.

The following table presents the activity of all stock option plans for the years ended December 31, 2004, 2003 and 2002, and the stock options outstanding at the end of the respective periods:

	Stock Option Shares	Weighted Average Price Per Share	Aggregate Amount
Outstanding at December 31, 2001	3,232,122	$21.99	$71,063
Granted	824,086	24.50	20,188
Exercised	(290,760)	18.18	(5,286)
Canceled	(168,342)	24.61	(4,144)

Outstanding at December 31, 2002	3,597,106	22.75	81,821
Granted	796,553	22.06	17,572
Exercised	(182,798)	17.19	(3,142)
Canceled	(202,844)	26.84	(5,444)

Outstanding at December 31, 2003	4,008,017	22.66	90,807
Granted	871,424	27.77	24,198
Exercised	(554,778)	19.73	(10,945)
Canceled	(256,830)	25.67	(6,593)

Outstanding at December 31, 2004	4,067,833	$23.96	$97,467

Exercisable at December 31, 2004	3,127,350	$23.52	$73,552

Shares available for future grants at December 31, 2004:
1996 Plan	308,600
2002 Plan	908,200

The following table summarizes information about the Corporation’s stock options outstanding at December 31, 2004:

Shares Subject to Outstanding Options				Shares Exercisable
Range of Exercise Prices	Stock Option Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Stock Option Shares Exercisable	Weighted Average Exercise Price
$ 9.01 – $12.14	32,067.40		$11.42	32,067	$11.42
12.33 – 14.95	72,968	4.38	13.66	72,968	13.66
15.47 – 18.40	522,026	5.33	16.22	522,026	16.22
20.06 – 22.54	1,369,443	6.75	22.15	1,030,710	22.02
23.08 – 26.10	959,514	6.23	24.64	782,939	24.55
27.90 – 34.16	1,111,815	7.37	30.28	686,640	31.75

$ 9.01 – $34.16	4,067,833	6.52	$23.96	3,127,350	$23.52

The following table summarizes stock options granted by the Corporation during the years ended December 31:

	2004	2003	2002
Granted under the 2002 Plan to:
Executives and Managers	757,925	354,900	—
Members of the Board of Directors (1)(2)	113,499	70,403	—
Granted under the 1996 Plan to:
Executives and Managers	—	311,250	700,132
Members of the Board of Directors (1)(2)	—	60,000	123,954

Total stock options granted	871,424	796,553	824,086

(1)	Non-incentive stock options for 60,000 shares were granted during each year presented.
(2)	The members of the Board of Directors may elect to receive their director fees in the form of discounted stock options. Discounted stock options for 53,499, 70,403 and 63,954 shares were issued during 2004, 2003 and 2002, respectively, resulting in directors’ compensation expense recorded by the Corporation totaling $364,000, $397,000 and $430,000, respectively.

The Corporation applies APB No. 25 and related Interpretations in accounting for its stock option plans. See Note 1 “Summary of Significant Accounting Policies” — “Stock-Based Compensation” for the effect on the Corporation’s net income and earnings per share as if compensation cost was determined based on the fair value at the grant dates for stock options awarded pursuant to the provisions of SFAS No. 123. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions used at December 31 as follows:

	2004	2003	2002
Expected dividend yield	1.79%—2.67%	1.50%—2.72%	1.28%—2.13%
Expected stock price volatility	25%—27%	27%—28%	28%
Risk-free interest rates	3.17%—4.03%	2.65%—3.69%	3.07%—5.07%
Expected option lives	6 years	6 years	6 years
Weighted average fair value of options granted	$8.22	$7.25	$9.67

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model calculates the fair value of stock options awarded based on subjective assumptions. Changes to these assumptions can materially affect the fair values calculated by the model. Therefore, management believes these fair value amounts may not result in a true reflection of the fair value of the amount of stock-based compensation for the Corporation.

Restricted stock may also be granted for awards earned under management incentive plans. No awards of restricted stock were granted under the management incentive plan for 2004. On December 31, 2003 and 2002, the Corporation issued restricted stock totaling 45,884 shares and 81,248 shares, respectively, with an aggregate market value of $1,226,000 and $1,897,000, respectively. These awards of restricted stock vest 20% on each anniversary of the grant date, provided that the employee has completed the specified service requirement, or earlier under certain conditions. In December 2004 the Corporation issued 40,000 shares of restricted stock with an aggregate market value of $1,172,000 to a newly-hired executive as part of his employment agreement. These restricted shares vest equally over a three year period. Total deferred compensation on all unvested restricted stock totaled $2,305,000, $2,776,000 and $2,915,000 at December 31, 2004, 2003 and 2002, respectively, and is recorded as a reduction of stockholders’ equity. The value of the restricted shares is amortized to compensation expense over the five-year vesting period. Compensation expense applicable to the restricted stock totaled $1,139,000, $1,331,000 and $909,000 for 2004, 2003 and 2002, respectively.

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

Note 19.	Financial Information (Parent Company Only)

CONDENSED STATEMENT OF FINANCIAL CONDITION

	December 31,
	2004	2003
ASSETS
Cash	$56,123	$58,046
Other assets	262	645
Equity in Commercial Federal Capital Trust I	310	310
Equity in Commercial Federal Capital Trust II	774	—
Equity in Commercial Federal Bank	848,335	820,623

Total Assets	$905,804	$879,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Other liabilities	$5,190	$7,636
Term notes	75,200	84,600
Floating rate junior subordinated debt securities due 2033	10,310	10,310
Floating rate junior subordinated debt securities due 2034	25,774	—
Subordinated extendible notes	—	21,725

Total Liabilities	116,474	124,271
Stockholders’ Equity	789,330	755,353

Total Liabilities and Stockholders’ Equity	$905,804	$879,624

CONDENSED STATEMENT OF INCOME

	Year Ended December 31,
	2004	2003	2002
Revenues:
Dividend income from the Bank	$95,000	$125,000	$85,000
Other income	483	367	513
Expenses:
Interest expense	(4,982)	(4,656)	(8,068)
Operating expenses	(1,327)	(1,002)	(2,445)

Income before income taxes and equity in undistributed earnings of subsidiaries	89,174	119,709	75,000
Income tax benefit	(2,021)	(1,979)	(3,545)

Income before equity in undistributed earnings of subsidiaries	91,195	121,688	78,545
Equity in undistributed (overdistributed) earnings (losses) of subsidiaries	(14,832)	(32,668)	28,458

Net Income	$76,363	$89,020	$107,003

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$76,363	$89,020	$107,003
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (overdistributed) losses (earnings) of subsidiaries	14,832	32,668	(28,458)
Other items, net	(2,111)	4,649	(272)

Total adjustments	12,721	37,317	(28,730)

Net cash provided by operating activities	89,084	126,337	78,273

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of common securities of CFC Preferred Trust	—	—	1,392

Net cash provided by investing activities	—	—	1,392

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of junior subordinated debentures	25,000	10,000	—
Payments of notes payable	(9,400)	(9,400)	(64,375)
Proceeds from issuances of notes payable	—	—	94,000
Redemption of junior subordinated debentures	(21,725)	—	(46,392)
Repurchases of common stock	(74,742)	(95,467)	(25,709)
Issuance of common stock	10,946	3,143	5,288
Payments of cash dividends on common stock	(21,086)	(16,773)	(15,449)
Other items, net	—	—	(238)

Net cash used by financing activities	(91,007)	(108,497)	(52,875)

CASH AND CASH EQUIVALENTS
(Decrease) increase in net cash position	(1,923)	17,840	26,790
Balance, beginning of year	58,046	40,206	13,416

Balance, end of year	$56,123	$58,046	$40,206

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest expense	$4,937	$4,604	$8,056
Income taxes, net	895	57,311	68,923
Non-cash investing and financing activities	(469)	(444)	(265)

Note 20.	Segment Information

The Corporation’s operations consist of four lines of business for management reporting purposes: Commercial Banking, Retail Banking, Mortgage Banking and Treasury. The financial information presented does not necessarily represent the results of operations or financial condition of these lines of business as if they were independent companies. This information in the following table is derived from management’s internal reporting system used to measure the performance of the segments and the Corporation in total. Therefore, the reported results of operations and financial condition by line of business generated from this management reporting system are not in accordance with accounting principles generally accepted in the United States. Certain amounts in 2003 have been reclassified to conform to the 2004 presentation for comparative purposes. The year ended December 31, 2002, was not restated.

The Commercial Banking segment involves the origination of commercial operating loans, commercial and multi-family real estate loans, commercial and residential construction loans, agricultural loans, small business loans and dealer services. Also included in this segment are commercial demand deposits, time deposits as well as cash management products and services. Commercial Banking services are offered through the Bank’s branch network, lending offices and the Internet.

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

The Treasury segment is responsible for corporate interest rate risk and asset/liability management. Treasury manages the Corporation’s single-family residential mortgage loan portfolio, investment and mortgage-backed securities, wholesale deposits, FHLB advances and all other borrowings and absorbs the valuation adjustments related to mortgage servicing rights.

Net interest income is determined by the Corporation’s internal funds transfer pricing system, which calculates each segment’s net interest income contribution based on the type, maturity or repricing characteristics of certain assets and liabilities. The provision for credit losses by segment is based upon the current and historical business cycle loss rates. Total other income consists of revenue directly attributable to each segment and allocations based on segment ownership of certain assets and liabilities. Amortization expense of mortgage servicing rights is charged directly to the Mortgage Banking segment. Actual valuation adjustments to the mortgage servicing rights portfolio are charged directly to the Treasury segment with allocations made to the Mortgage Banking segment related to certain acquisitions of mortgage servicing rights and originations of warehouse mortgage loans. Total other expense consists of direct expenses attributable to each segment and indirect expenses allocated by an activity-based costing system using full absorption. Beginning in 2003, the net effect of transfer pricing loan and deposit balances; the reconciliation of the provision for credit losses, other income, other expense and income taxes to externally reported balances; and any residual effects of unallocated systems and other support functions are allocated to the Treasury segment. The Treasury segment was restated to reflect these adjustments for 2002.

	Commercial Banking	Retail Banking	Mortgage Banking	Treasury and Other	Consolidated Total
Year Ended December 31, 2004:
Net interest income	$131,359	$98,804	$17,552	$24,566	$272,281
Provision for credit losses	11,725	7,334	18	(5,075)	14,002
Total other income (loss)	5,575	96,825	(9,446)	17,524	110,478
Total other expense	50,693	170,841	35,831	10,753	268,118

Income (loss) before income taxes	74,516	17,454	(27,743)	36,412	100,639
Income tax provision (benefit)	26,453	6,196	(9,849)	1,476	24,276

Net income (loss)	$48,063	$11,258	$(17,894)	$34,936	$76,363

Total interest and other income	$136,934	$195,629	$8,106	$42,090	$382,759
Intersegment revenue	—	13,533	2,822	11,225
Depreciation and amortization	465	8,475	794	7,719	17,453
Total assets	3,986,253	1,379,834	281,224	5,804,142	11,451,453

Year Ended December 31, 2003:
Net interest income	$118,815	$90,027	$44,604	$22,124	$275,570
Provision for credit losses	12,064	6,878	38	3,023	22,003
Total other income (loss)	(7,237)	117,283	(42,102)	78,737	146,681
Total other expense (income)	47,139	186,180	43,978	(355)	276,942

Income (loss) before income taxes	52,375	14,252	(41,514)	98,193	123,306
Income tax provision (benefit)	17,618	5,060	(14,738)	26,346	34,286

Net income (loss)	$34,757	$9,192	$(26,776)	$71,847	$89,020

Total interest and other income	$111,578	$207,310	$2,502	$100,861	$422,251
Intersegment revenue	—	40,991	7,215	45,086
Depreciation and amortization	539	8,297	840	8,950	18,626
Total assets	3,604,644	1,238,573	482,107	6,863,535	12,188,859

Year Ended December 31, 2002:
Net interest income	$94,938	$112,417	$34,714	$85,659	$327,728
Provision for credit losses	12,634	9,313	399	8,656	31,002
Total other income (loss)	4,948	111,899	56,280	(52,689)	120,438
Total other expense	35,939	190,218	33,799	6,482	266,438

Income before income taxes	51,313	24,785	56,796	17,832	150,726
Income tax provision (benefit)	17,947	9,288	21,072	(4,584)	43,723

Net income	$33,366	$15,497	$35,724	$22,416	$107,003

Total interest and other income	$99,886	$224,316	$90,994	$32,970	$448,166
Intersegment revenue	—	17,711	11,427	(1,711)
Depreciation and amortization	473	8,987	680	9,003	19,143
Total assets	3,151,766	1,196,100	874,077	7,870,989	13,092,932

Note 21.	Quarterly Financial Data (Unaudited)

The following summarizes the unaudited quarterly results of operations for the periods indicated:

	Quarter Ended
	December 31	September 30	June 30	March 31
Year Ended December 31, 2004:
Total interest income	$141,731	$142,005	$145,017	$146,772
Net interest income	65,799	64,089	71,422	70,971
Provision for credit losses	(3,174)	(2,869)	(3,106)	(4,853)
Gain (loss) on sales of securities, loans and changes in fair values of derivatives, net	(5,932)	22,646	(36,474)	18,580
Net income	19,510	20,233	18,702	17,918
Earnings per common share:
Basic	.50	.51	.46	.44
Diluted	.49	.50	.45	.43
Dividends declared per share	.135	.135	.135	.125

Year Ended December 31, 2003:
Total interest income	$151,273	$153,212	$169,885	$176,374
Net interest income	69,350	60,290	71,102	74,828
Provision for credit losses	(5,109)	(5,475)	(4,273)	(7,146)
Gain (loss) on sales of securities, loans and changes in fair values of derivatives, net	531	(21,965)	47,637	24,480
Net income	22,198	21,863	22,260	22,699
Earnings per common share:
Basic	.53	.50	.50	.50
Diluted	.52	.50	.50	.50
Dividends declared per share	.125	.10	.10	.09

Year Ended December 31, 2002:
Total interest income	$190,012	$195,854	$193,171	$198,016
Net interest income	80,383	82,096	80,666	84,583
Provision for credit losses	(9,731)	(9,142)	(5,540)	(6,589)
Gain (loss) on sales of securities, loans and changes in fair values of derivatives, net	26,805	34,234	17,121	(1,404)
Net income	25,718	26,362	27,233	27,690
Earnings per common share:
Basic	.57	.58	.60	.61
Diluted	.57	.58	.59	.60
Dividends declared per share	.09	.09	.09	.08

Note 22.	Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107”), requires that the Corporation disclose estimated fair value amounts of its financial instruments. It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Corporation as of December 31, 2004 and 2003, as more fully described in the following discussion. It should be noted that the operations of the Corporation are managed from a going concern basis and not a liquidation basis. As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. The valuation does not consider the intangible franchise value of the institution, which management believes to be substantial.

The following sets forth the methods and assumptions used in determining the fair value estimates for the Corporation’s financial instruments at December 31, 2004 and 2003.

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

Federal Home Loan Bank Stock

The fair value of such stock approximates book value since the Corporation is able to redeem this stock with the FHLB at par value.

Deposits

The fair value of savings deposits was determined as follows: (i) for savings accounts, checking accounts and money market accounts, fair value is determined to approximate the carrying value (the amount payable on demand) since such deposits are primarily withdrawable immediately; and (ii) for certificates of deposit, the fair value has been estimated by discounting expected future cash flows by derived current market rates offered on certificates of deposit with similar remaining maturities as of each respective year end. In accordance with the provisions of this statement, no value has been assigned to the Corporation’s long-term relationships with its deposit customers (core value of deposits intangible) since such intangible is not a financial instrument as defined under this statement.

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

Derivative Financial Instruments

The fair value of the swaption, interest rate swap, cap and floor agreements, obtained from market quotes from independent security brokers, is the estimated amount that would be paid or received to terminate such agreements.

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

Limitations

It must be noted that fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments without attempting to estimate the value of anticipated future business, customer relationships and the value of assets and liabilities that are not considered financial instruments. These estimates do not reflect any premium or discount that could result from offering the Corporation’s entire holdings of a particular financial instrument for sale at one time. Furthermore, since no market exists for certain of the Corporation’s financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with a high level of precision. Changes in assumptions as well as tax considerations could significantly affect the estimates. Accordingly, based on the limitations described above, the aggregate fair value estimates as of December 31, 2004 and 2003, are not intended to represent the underlying value of the Corporation, on either a going concern or a liquidation basis.

The following information on specified assets and liabilities held by the Corporation as of December 31 is presented solely for compliance with SFAS No. 107 and is subject to change over time based on a variety of factors.

	2004		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash (including short-term investments)	$189,179	$189,179	$158,133	$158,133
Investment securities available for sale	1,071,223	1,071,223	1,055,055	1,055,055
Mortgage-backed securities available for sale	996,844	996,844	1,337,805	1,337,805
Loans held for sale, net	276,772	277,893	351,539	352,295
Loans receivable, net	7,698,970	7,688,916	7,956,743	8,091,564
Federal Home Loan Bank stock	204,409	204,409	243,332	243,332
Other assets—
Swaption agreements	20,141	20,141	19,216	19,216
Interest rate swap agreements	5,763	5,763	3,422	3,422
Conforming loan commitments	458	458	878	878
Interest rate floor agreements	5,443	5,443	6,084	6,084
Interest rate cap agreements	1,466	1,466	—	—

Financial Liabilities
Deposits:
Checking accounts	$1,560,227	$1,560,227	$1,484,017	$1,484,017
Saving accounts	1,442,706	1,442,706	1,267,916	1,267,916
Money market accounts	1,080,486	1,080,486	1,099,478	1,099,478
Certificates of deposit	2,339,364	2,331,273	2,603,199	2,614,949

Total deposits	6,422,783	6,414,692	6,454,610	6,466,360
Advances from Federal Home Loan Bank	3,685,630	3,880,091	4,484,708	4,721,688
Other borrowings	310,958	335,247	215,243	239,603
Other liabilities—
Forward loan sales commitments	385	385	2,764	2,764
Interest rate swap agreements	70,991	70,991	100,467	100,467

Note 23.	Current Accounting Pronouncements

On March 9, 2004, the SEC issued SAB No. 105, which summarized the views of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. Management of the Corporation elected to apply this guidance to loan commitments effective January 1, 2004. The application of this guidance for 2004 resulted in a reduction in the Corporation’s gain on sales of loans totaling $2,825,000 compared to the application of the Corporation’s previous method of determining the fair value of loan commitments and corresponding warehouse loans subsequently funded. See Note 13 “Derivative Financial Instruments” for additional information related to SAB No. 105.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and investments accounted for under the cost method. The quantitative and qualitative disclosure requirements of EITF 03-1 were previously implemented as of December 31, 2003. The guidance in paragraphs 10-20 of EITF 03-1 which covers how to evaluate and recognize an impairment loss that is other than temporary would have been effective for the quarter ending September 30, 2004. However, on September 30, 2004, the FASB issued FASB Staff Position (“FSP”)

EITF Issue 03-1-1 delaying the effective date of the guidance in these paragraphs pending finalization of implementation guidance for these paragraphs proposed in a draft FSP entitled EITF Issue 03-1-a. Due to the significant volume of generally critical responses to the proposed FSP Issue 03-1-a, the FASB is reconsidering the measurement and recognition guidance for all securities analyzed for impairment in accordance with paragraphs 10-20 of EITF 03-1 in its entirety. Management continues to apply existing relevant “other-than temporarily impaired” guidance related to securities and is closely monitoring developments related to this issue and the potential impact to the Corporation.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), entitled “Share-Based Payment” (“SFAS No. 123(R)”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Corporation currently applies APB No. 25 and related interpretations in the accounting for stock options under the intrinsic value method of APB No. 25 and provides pro forma disclosure of the Corporation’s stock-based compensation expense as currently required by SFAS No. 123. See Note 1 “Summary of Significant Accounting Policies” for this pro forma disclosure. Management of the Corporation intends to adopt SFAS No. 123(R) as required on July 1, 2005, using the modified prospective application method. Under this method of transition, compensation cost for the portion of awards that are outstanding as of July 1, 2005, for which the requisite service has not yet been rendered will be recognized as the requisite service is rendered after July 1, 2005. The compensation cost for these awards will be based on the grant-date fair value as previously calculated for the pro forma disclosures under SFAS No. 123.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29” (“SFAS No. 153”). Under APB No. 29 there was an exception from fair value measurement for nonmonetary exchanges of similar productive assets. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and shall be applied prospectively. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods after December 2004. Management does not believe that the provisions of this statement will have a material effect on the Corporation’s financial position, liquidity or results of operations since the Corporation does not engage in material nonmonetary asset exchange transactions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-14(c) under the Exchange Act, as amended) as of December 31, 2004. Based upon such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2004, such disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by the Corporation in the reports it files under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act, as amended). As of December 31, 2004, management assessed the Corporation’s system of internal control over financial reporting. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Corporation maintained an effective system of internal control over financial reporting based on these criteria as of December 31, 2004.

The Corporation’s independent registered public accounting firm, Deloitte and Touche LLP, who audited the financial statements included in the Corporation’s annual report, has issued an audit report on management’s assessment of the Corporation’s system of internal control over financial reporting which is included herein.

There are inherent limitations, such as the possibility of human error and the circumvention or overriding of controls, in the effectiveness of any system of internal control, including disclosure controls and the system of internal control over financial reporting. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial reporting. Further, because of changes in conditions, the effectiveness of any system of internal control may vary over time. The design of any internal control system also factors in resource constraints and consideration for the benefit of the control relative to the cost of implementing the control. Because of these inherent limitations in any system of internal control, management cannot provide absolute assurance that all control issues and instances of fraud within the Corporation have been detected.

There have been no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the Corporation’s last fiscal quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Audit Committee

Commercial Federal Corporation

Omaha, Nebraska

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Commercial Federal Corporation and subsidiaries (the “Corporation”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of and for the year ended December 31, 2004, of the Corporation and our report dated February 28, 2005, expressed an unqualified opinion on those financial statements.

Omaha, Nebraska

February 28, 2005

ITEM 9B. OTHER	INFORMATION

There was no reportable information under this item that was required to be disclosed in a report on Form 8-K during the fourth quarter ended December 31, 2004.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF COMMERCIAL FEDERAL

CORPORATION

The section captioned “Proposal I — Election of Directors” in the Corporation’s proxy statement for the 2005 Annual Meeting of Stockholders (the “Proxy Statement”) contains information concerning the Board of Directors of the Corporation and is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

The sections captioned “Proposal I — Election of Directors — Meetings and Committees of the Board of Directors” and “Audit Committee Report” in the Proxy Statement contain information concerning the Audit Committee of the Board of Directors of the Corporation, the independence of the Audit Committee members and the designation of Audit Committee financial experts serving on the Audit Committee, and is incorporated herein by reference.

On June 9, 2004, the Corporation’s Chairman and Chief Executive Officer certified to the New York Stock Exchange that he is not aware, as of such date, of any violation by the Corporation of the Corporate Governance listing standards of the New York Stock Exchange.

The Board of Directors of the Corporation adopted a Code of Ethics for the Corporation’s Chief Executive Officer, Chief Financial Officer, Controller and other Senior Financial Officers. Copies of the Code of Ethics and Conduct for Members of the Board of Directors, the Code of Ethics and Conduct for Senior Financial Officers and the Statement of Business Ethics and Employee Code of Conduct are available on the Corporation’s website www.comfedbank.com.

ITEM 11. EXECUTIVE	COMPENSATION

The information under the section captioned “Proposal I — Election of Directors — Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Information concerning beneficial owners of more than 5.0% of the Corporation’s common stock and security ownership of the Corporation’s management is included under the section captioned “Principal Stockholders” in the Proxy Statement and is incorporated herein by reference.

The following table sets forth certain information with respect to the Corporation’s equity compensation plans.

	(a)	(b)	(c )
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,067,833	$23.96	1,216,800
Equity compensation plans not approved by security holders	None	n/a	None

Total	4,067,833	$23.96	1,216,800

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference under the section captioned “Proposal I — Election of Directors” and “Transactions with Management and Others” in the Proxy Statement.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference under the section captioned “Proposal II — Independent Auditors” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

(A)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements:

(a)	Report of Independent Registered Public Accounting Firm

(b)	Consolidated Statement of Financial Condition at December 31, 2004 and 2003

(c)	Consolidated Statement of Income for the Years Ended December 31, 2004, 2003 and 2002

(d)	Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002

(e)	Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

(f)	Consolidated Statement of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

(g)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted as the required information is not applicable, not required, or is included in the consolidated financial statements or related notes included in Item 8 of this Report.

(3)	Exhibits:

See “Index to Exhibits” of this Report.

(B)	Exhibits to this Form 10-K are filed or incorporated by reference as listed in the “Index to Exhibits” of this Report.

(C)	No financial statement schedules required by Regulation S-X are filed, and as such are excluded from the Annual Report as provided by Exchange Act Rule 14a-3(b)(i).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL FEDERAL CORPORATION

Date: March 1, 2005	By:	/S/ WILLIAM A. FITZGERALD
William A. Fitzgerald Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Date	Capacity	Signature

March 1, 2005	Director and Principal Executive Officer	/S/ WILLIAM A. FITZGERALD William A. Fitzgerald Chairman of the Board and Chief Executive Officer

March 1, 2005	Principal Financial Officer	/S/ DAVID S. FISHER David S. Fisher Executive Vice President and Chief Financial Officer

March 1, 2005	Principal Accounting Officer	/S/ GARY L. MATTER Gary L. Matter Senior Vice President, Controller and Secretary

March 1, 2005	Director	/S/ FREDERICK R. KULIKOWSKI Frederick R. Kulikowski President and Chief Operating Officer

	Director	Talton K. Anderson

March 1, 2005	Director	/S/ MICHAEL P. GLINSKY Michael P. Glinsky

	Director	Jane E. Miller

March 1, 2005	Director	/S/ ROBERT S. MILLIGAN Robert S. Milligan

	Director	Daniel P. Neary

March 1, 2005	Director	/S/ ROBERT D. TAYLOR Robert D. Taylor

	Director	Aldo J. Tesi

March 1, 2005	Director	/S/ JOSEPH J. WHITESIDE Joseph J. Whiteside

	Director	George R. Zoffinger

INDEX TO EXHIBITS

Exhibit Number	Identity of Exhibits

3.1	Articles of Incorporation of Registrant, as amended and restated (incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 3, 1998)

3.2	Bylaws of Registrant, as Amended and Restated (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 7, 2001)

4.1	Form of Certificate of Common Stock of Registrant (incorporated by reference to the Registrant’s Form S-1 Registration Statement No. 33-00330)

4.2	Shareholder Rights Agreement between Commercial Federal Corporation and Harris Trust and Savings Bank, as amended (incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarterly Period Ended September 30, 1998)

4.3	The Corporation hereby agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of the Subordinated Extendible Notes of the Corporation.

4.4	Omitted

4.5	The Corporation hereby agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of the capital securities of Commercial Federal Capital Trust I (as of September 25, 2003) and Commercial Federal Capital Trust II (as of December 15, 2004) and related junior subordinated debt securities of Commercial Federal Corporation due October 8, 2033 ($10,310,000) and December 15, 2034 ($25,774,000), respectively.

10.1	Employment Agreement with William A. Fitzgerald dated June 8, 1995 (incorporated by reference to the Registrant’s Form S-4 Registration Statement No. 33-60589)

10.2	Form of Change of Control Executive Severance Agreements entered into with William A. Fitzgerald, Frederick R. Kulilowski, Executive Vice Presidents and Senior Vice Presidents (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Year Ended December 31, 2003 – File No. 1-11515)

10.3	Form of Change of Control Executive Severance Agreements entered into with First Vice Presidents (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Year Ended December 31, 2003 – File No. 1-11515)

10.4	Commercial Federal Bank Amended and Restated Deferred Compensation Plan for Highly Compensated Employees (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Year Ended December 31, 2002—File No. 1-11515)

10.5	Commercial Federal Bank Management Incentive Plan Amended Effective January 1, 2003 dated September 15, 2003 (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Year Ended December 31, 2003—File No. 1-11515)

10.6	Employment Agreement with William A. Fitzgerald, dated May 15, 1974, as Amended February 14, 1996 (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1996—File No. 1-11515)

10.7	Commercial Federal Savings and Loan Association Survivor Income Plan, as Amended February 14, 1996 (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 1996—File No. 1-11515)

10.8	Commercial Federal Corporation 1996 Stock Option and Incentive Plan as Amended (incorporated by reference to the Registrant’s Form S-8 Registration Statement Nos. 333-20739 and 333-58607)

10.9	Railroad Financial Corporation 1994 Stock Option and Incentive Plan (incorporated by reference to the Registrant’s Form S-8 Registration Statement No. 33-63629)

Exhibit Number	Identity of Exhibits

10.10	Mid Continent Bancshares, Inc. 1994 Stock Option Plan (incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form S-4 under cover of Form S-8—File No. 333-42817)

10.11	Omitted

10.12	First Colorado Bancorp, Inc. 1996 Stock Option Plan (incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form S-4 under cover of Form S-8—File No. 333-49967)

10.13	Commercial Federal 401(k) Plan for Acquired Companies (incorporated by reference to the Registrant’s Form S-8 Registration Statement No. 333-91065)

10.14	Separation, Waiver and Release Agreement with James A. Laphen dated June 8, 2000 (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended June 30, 2000—File No. 1-11515)

10.15	Omitted

10.16	Offer of Employment Agreement with Robert J. Hutchinson dated April 18, 2001 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2001—File No. 1-11515)

10.17	Separation, Waiver and Release Agreement with Peter J. Purcell dated February 5, 2002 (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Year Ended December 31, 2001—File No. 1-11515)

10.18	Commercial Federal Corporation 2002 Stock Option and Incentive Plan (incorporated by reference to the Registrant’s Form S-8 Registration Statement No. 333-91476)

10.19	Commercial Federal Bank Stock Option & Restricted Stock Deferral Plan (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Year Ended December 31, 2002—File No. 1-11515)

10.20	Term and Revolving Credit Agreement between Commercial Federal Corporation and First National Bank of Omaha dated December 30, 2002 (incorporated by reference to the Registrant’s Form 10-K Annual Report for the Year Ended December 31, 2002—File No. 1-11515)

10.21	Omitted

10.22	Omitted

10.23	Omitted

10.24	Summary Offer of Employment Agreement for Frederick R. Kulikowski dated October 13, 2004 (filed herewith)

10.25	Employment Agreement with Frederick R. Kulikowski dated November 29, 2004 (filed herewith)

14	Commercial Federal Corporation and Commercial Federal Bank Code of Ethics and Conduct for Senior Financial Officers (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2003—File No. 1-11515 and available on the Registrant’s website www.comfedbank.com)

21	Subsidiaries of the Corporation (filed herewith)

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)