Form 10-Q
period 2005-03-31
COMMERCIAL FEDERAL CORP
filed 2005-05-06
CIK 744778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO   ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    YES  ☒    NO  ☐

As of April 29, 2005, the registrant had 38,244,866 shares outstanding of its common stock, par value $.01 per share.

COMMERCIAL FEDERAL CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

(Unaudited)

(Dollars in Thousands Except Par Value)	March 31, 2005	December 31, 2004

ASSETS
Cash (including short-term investments of $2,592 and $35,334)	$163,793	$189,179
Investment securities available for sale, at fair value	519,964	1,071,223
Mortgage-backed securities available for sale, at fair value	702,984	996,844
Loans held for sale, net	211,154	276,772
Loans receivable, net of allowances of $90,000 and $89,841	7,733,977	7,698,970
Federal Home Loan Bank stock	173,614	204,409
Foreclosed real estate	11,207	17,835
Premises and equipment, net	174,720	174,394
Bank owned life insurance	254,477	251,581
Other assets	268,701	395,099
Core value of deposits, net of accumulated amortization of $69,596 and $68,619	11,453	12,430
Goodwill	159,229	162,717

Total Assets	$10,385,273	$11,451,453

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$6,545,720	$6,422,783
Advances from Federal Home Loan Bank	2,575,466	3,685,630
Other borrowings	327,587	310,958
Other liabilities	171,445	242,752

Total Liabilities	9,620,218	10,662,123

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 39,019,557 and 39,254,139 shares issued and outstanding	390	393
Retained earnings	759,891	826,169
Accumulated other comprehensive income (loss), net	4,774	(37,232)

Total Stockholders’ Equity	765,055	789,330

Total Liabilities and Stockholders’ Equity	$10,385,273	$11,451,453

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(Dollars in Thousands)	Three Months Ended March 31,
	2005	2004
Interest Income:
Loans receivable	$114,539	$120,111
Mortgage-backed securities	9,996	12,362
Investment securities	14,486	14,299

Total interest income	139,021	146,772
Interest Expense:
Deposits	31,931	29,783
Advances from Federal Home Loan Bank	40,271	44,241
Other borrowings	10,562	1,777

Total interest expense	82,764	75,801
Net Interest Income	56,257	70,971
Provision for Loan Losses	(8,320)	(4,853)

Net Interest Income After Provision for Loan Losses	47,937	66,118

Other Income (Loss):

Retail fees and charges	16,102	14,497
Loan servicing fees, net of mortgage servicing rights amortization	1,169	(1,177)
Mortgage servicing rights valuation adjustment, net	8,302	(18,893)
Gain (loss) on sales of securities	(18,359)	16,976
Changes in fair values of derivatives, net	(1,147)	1,406
Loss on termination of interest rate swap agreements	(42,457)	—
Loss on early extinguishment of debt	(40,731)	—
Gain on sale of mortgage servicing rights and wholesale mortgage origination network	5,412	—
Gain on sales of loans	2,405	198
Bank owned life insurance	2,896	8,031
Other operating income	6,508	6,619

Total other income (loss)	(59,900)	27,657

Other Expense:

General and administrative expenses -
Compensation and benefits	33,130	32,886
Occupancy and equipment	9,566	10,164
Data processing	5,075	4,621
Advertising	2,688	3,555
Communication	2,954	3,146
Item processing	2,738	3,030
Outside services	3,414	3,872
Loan expenses	1,798	1,505
Foreclosed real estate, net	1,434	1,925
Other operating expenses	3,379	3,955
Exit costs	2,792	—

Total general and administrative expenses	68,968	68,659
Amortization of core value of deposits	977	1,217
Impairment of goodwill	3,488	—

Total other expense	73,433	69,876

Income (Loss) Before Income Taxes	(85,396)	23,899
Income Tax Provision (Benefit)	(32,184)	5,981

Net Income (Loss)	$(53,212)	$17,918

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Continued)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Weighted Average Number of Common Shares Outstanding Used in Basic Earnings (Loss) Per Share Calculation	39,009,537	40,974,071
Add Assumed Exercise of Outstanding Stock Options as Adjustments for Dilutive Securities (1)	—	782,001

Weighted Average Number of Common Shares Outstanding Used in Diluted Earnings (Loss) Per Share Calculation	39,009,537	41,756,072

Basic Earnings (Loss) Per Common Share	$(1.36)	$.44

Diluted Earnings (Loss) Per Common Share (1)	$(1.36)	$.43

Dividends Declared Per Common Share	$.135	$.125

(1)	The conversion of stock options for the three months ended March 31, 2005, is not assumed since the Corporation incurred a loss from operations. As a result, for the three months ended March 31, 2005, the diluted loss per share is computed the same as the basic loss per share.

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in Thousands)	2005	2004
Net Income (Loss)	$(53,212)	$17,918

Other Comprehensive Income (Loss):
Unrealized holding gains (losses) on securities available for sale	(35,694)	37,164
Fair value adjustment on interest rate swap agreements	32,408	(15,644)
Reclassification of net losses (gains) included in net income (loss) pertaining to:
Securities sold	18,359	(16,976)
Termination of interest rate swap agreements	42,457	—
Amortization of deferred loss on terminated interest rate swap agreements	7,085	4,877

Other Comprehensive Income Before Income Taxes	64,615	9,421
Income Tax Provision	22,609	3,303

Other Comprehensive Income	42,006	6,118

Comprehensive Income (Loss)	$(11,206)	$24,036

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(53,212)	$17,918
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of core value of deposits	977	1,217
Impairment of goodwill	3,488	—
Depreciation and amortization	4,217	4,473
Amortization of deferred discounts and fees, net of premiums	3,562	6,566
Amortization of mortgage servicing rights	8,829	12,385
Amortization of deferred loss on terminated interest rate swap agreements	7,085	4,877
Valuation adjustment of mortgage servicing rights, net	(8,302)	18,893
Provision for losses on loans	8,320	4,853
Loss on termination of interest rate swap agreements	42,457	—
Loss on early extinguishment of debt	40,731	—
Gain on sales of loans	(2,405)	(352)
Loss (gain) on sales of securities and changes in fair values of derivatives, net	19,506	(18,382)
Gain on sale of mortgage servicing rights and wholesale mortgage origination network	(5,412)	—
Proceeds from sales of loans	431,080	569,046
Origination of loans for resale	(142,453)	(221,451)
Purchases of loans for resale	(231,031)	(460,111)
Increase in bank owned life insurance	(2,896)	(8,031)
Stock dividends from Federal Home Loan Bank	(2,239)	(2,115)
Increase in broker receivable from sales of securities and derivative settlements	(7,093)	(183,447)
Increase (decrease) in broker payable on derivative settlements and purchases of securities	(3,022)	142,499
Decrease in interest receivable	9,083	7,364
Decrease in interest payable	(5,133)	(1,199)
Increase (decrease) in other liabilities, net	(32,254)	7,666
Other items, net	15,526	(5,607)

Total adjustments	152,621	(120,856)

Net cash provided (used) by operating activities	99,409	(102,938)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of loans	(7,961)	(65,408)
Repayment of loans, net of originations	(31,095)	208,666
Proceeds from sales of investment securities available for sale	672,904	763,298
Purchases of investment securities available for sale	(154,732)	(749,060)
Maturities and principal repayments of investment securities available for sale	8,489	1,952
Proceeds from sales of mortgage-backed securities available for sale	665,909	—
Purchases of mortgage-backed securities available for sale	(442,207)	(18)
Principal repayments of mortgage-backed securities available for sale	58,395	80,179
Proceeds from sales of mortgage servicing rights and wholesale mortgage origination network	96,578	—
Proceeds from sales of Federal Home Loan Bank stock	33,034	—
Proceeds from sales of real estate	6,149	8,999
Payments to acquire real estate	—	(1,421)
Purchases of premises and equipment, net	(3,819)	(7,609)
Other items, net	—	1,596

Net cash provided by investing activities	901,644	241,174

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in Thousands)	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits	$122,937	$25,024
Proceeds from Federal Home Loan Bank advances	500,000	—
Repayments of Federal Home Loan Bank advances	(1,648,101)	(192,675)
Proceeds from securities sold under agreements to repurchase	3,924	204,138
Repayments of securities sold under agreements to repurchase	(3,749)	(104,188)
Proceeds from issuances of other borrowings	24,800	—
Repayments of other borrowings	(9,484)	(20,304)
Proceeds from termination of swap and swaption agreements	9,055	—
Payments related to termination of swap agreements	(11,520)	—
Purchases of swap and swaption agreements	—	(6,270)
Payments of cash dividends on common stock	(5,312)	(5,209)
Repurchases of common stock	(16,694)	(20,336)
Issuance of common stock	7,705	2,479

Net cash used by financing activities	(1,026,439)	(117,341)

CASH AND CASH EQUIVALENTS

Increase (decrease) in net cash position	(25,386)	20,895
Balance, beginning of year	189,179	158,133

Balance, end of period	$163,793	$179,028

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid (received) during the period for:
Interest expense	$85,500	$75,036
Income taxes, net	(1,562)	10,014
Non-cash investing and financing activities:
Loans exchanged for mortgage-backed securities	1,601	1,453
Loans transferred to real estate	1,260	5,972
Net increase (decrease) to loans held for sale and other borrowings under the Government National Mortgage Association optional repurchase program	(204)	6,533
Capital lease and financing obligations incurred	723	2,612

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2005

(Unaudited)

(Columnar Dollars in Footnotes are in Thousands Except Per Share Amounts)

A. FINANCIAL STATEMENT PRESENTATION:

References in this document to the “Corporation” are to Commercial Federal Corporation and its consolidated subsidiaries, including its wholly-owned subsidiary, Commercial Federal Bank, a Federal Savings Bank, and its consolidated subsidiaries (the “Bank”). Parent company references in this document are to the unitary non-diversified savings and loan holding company only. Certain amounts in the prior year period presented have been reclassified to conform to the March 31, 2005 presentation for comparative purposes. These amounts include the reclassification of average balances from other liabilities to other borrowings for certain capital lease and financing obligations and the related interest expense from general and administrative expenses to interest expense on other borrowings.

The accompanying interim condensed consolidated financial statements have not been audited by the Corporation’s independent auditors. In the opinion of management, all adjustments considered necessary to fairly present the condensed consolidated financial statements have been included. The condensed statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results which may be expected for the entire calendar year 2005.

B. SALE OF MORTGAGE SERVICING AND WHOLESALE MORTGAGE ORIGINATION NETWORK:

As of March 31, 2005, the Corporation sold the mortgage servicing rights relating to $9.3 billion of mortgage loans serviced for other investors and its broker and correspondent bank (“wholesale”) mortgage origination network for a total sales price of $120.0 million. This sale was in connection with the Corporation’s plan to exit the mortgage loan servicing and wholesale mortgage loan origination businesses. The pre-tax gain recorded on the sale totaled $5.4 million for the quarter ended March 31, 2005. In accordance with contractual terms, at March 31, 2005, a net receivable totaling $23.4 million related to the sale is outstanding from the buyer. The Corporation will receive these funds as the servicing is transferred to the buyer. In addition, during the first quarter of 2005, the Corporation also recognized a $3.5 million impairment loss on goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) relating to its mortgage banking segment as a result of its plan to exit the mortgage servicing and wholesale mortgage loan origination businesses.

The Corporation also entered into an interim sub-servicing arrangement with the buyer of the mortgage servicing rights to continue to service the mortgage loans sold until the loan servicing can be transferred. The transfer of loan servicing is expected to occur approximately 90 to 120 days after the March 31, 2005 sale date. Associated with the Corporation’s sale of mortgage servicing rights and the wholesale mortgage origination network, the Corporation recognized exit costs of $2.8 million which are included in the consolidated statement of operations in general and administrative expenses under the category “exit costs.” Of the $2.8 million charged to expense, $2.1 million represents a liability at March 31, 2005 relating to estimated contract termination costs. Additionally, primarily in the second and third quarters of 2005, the Corporation expects to recognize severance expense of approximately $1.3 million related to the termination of the employees associated with these business activities. These severance expenses will be recognized ratably over the various retention periods during which the terminated employees are required to render service. These retention periods and termination dates primarily correspond with the transfer of the mortgage loan servicing and wholesale mortgage origination relationships to the buyer expected to take place during the second quarter and early third quarter of 2005. The Corporation’s remaining rights to service mortgage loans for other investors totaled $17.5 million, net of valuation allowance, at March 31, 2005 associated with loan balances of $1.1 billion. The remaining balance of loans serviced for other investors as of March 31, 2005 is expected to be substantially sold by June 30, 2005. The Bank will continue to service its own residential mortgage portfolio which totaled $2.6 billion at March 31, 2005.

B. SALE OF MORTGAGE SERVICING AND WHOLESALE MORTGAGE ORIGINATION NETWORK (Continued):

The activity for mortgage servicing rights and the valuation allowance for impairment of mortgage servicing rights for the periods indicated, the ending balances of mortgage servicing rights and the respective fair values at the periods ended are summarized below:

	Three Months Ended March 31,
	2005	2004
Beginning balance before valuation allowance	$162,423	$185,233
Mortgage servicing rights retained through loan sales	4,512	6,002
Sale of mortgage servicing rights	(137,449)	—
Amortization expense	(8,829)	(12,385)

Ending balance before valuation allowance	20,657	178,850

Valuation allowance, beginning balance	41,174	49,339
Amounts charged (credited) to operations	(8,302)	18,893
Sale of mortgage servicing rights	(29,716)	—

Valuation allowance, ending balance	3,156	68,232

Mortgage servicing rights, net of valuation allowance	$17,501	$110,618

Fair value at the periods ended March 31	$17,834	$112,232

Mortgage loans serviced by the Bank at March 31 are summarized below:
	2005	2004
Total mortgage loans serviced by the Bank	$12,968,577	$14,623,162
Less loans sub-serviced for buyer of servicing until servicing is transferred	9,289,733	—

Total mortgage loans serviced by the Bank, excluding loans sub-serviced	$3,678,844	$14,623,162

Total mortgage loans serviced by the Bank, excluding loans sub-serviced:
Other investors	$1,120,505	$11,166,995
Loans owned by the Bank	2,558,339	3,456,167

	$3,678,844	$14,623,162

C. DERIVATIVE FINANCIAL INSTRUMENTS:

The following table summarizes the position of the Corporation’s derivative financial instruments which qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) as of March 31, 2005 and December 31, 2004:

			March 31, 2005		December 31, 2004
Hedged Item	Hedging Instrument	Type of Hedge	Notional Amount	Fair Value Gain (Loss)	Notional Amount	Fair Value Gain (Loss)
Savings deposits	Interest rate swap agreements (pay fixed, receive variable)	Cash flow	$200,000	$3,874	$200,000	$(545)

Adjustable-rate FHLB advances	Interest rate swap agreements (pay fixed, receive variable)	Cash flow	—	—	720,000	(70,446)

Call options embedded in fixed-rate FHLB advances	Swaption agreements	Fair value	—	—	600,000	7,020

Fixed-rate FHLB advances	Interest rate swap agreements (pay variable, receive fixed)	Fair value	—	—	200,000	5,762

The Corporation also holds certain derivative financial instruments used for various economic hedging strategies that do not qualify for hedge accounting. These free-standing derivatives include call options as well as interest rate floor, swaption and cap agreements. As a result of the Corporation’s sale of mortgage servicing rights as of March 31, 2005, the Corporation terminated interest rate floor agreements with a notional amount of $950.0 million and interest rate swaption agreements with a notional amount of $150.0 million. At March 31, 2005, the Corporation continued to hold certain free-standing derivatives for general balance sheet interest rate risk management purposes including interest rate floor agreements with a notional amount of $600.0 million recorded as a fair value asset of $479,000 and an interest rate cap agreement with a notional amount of $100.0 million recorded as a fair value asset of $1.3 million.

Additionally, in conjunction with the Corporation’s sale of mortgage servicing rights, the Corporation prepaid certain Federal Home Loan Bank (“FHLB”) advances and terminated associated interest rate swap and swaption agreements during the quarter ended March 31, 2005 to realign its balance sheet to sustain an acceptable interest rate risk profile for the Corporation. Specifically, the Corporation terminated pay-fixed interest rate swap agreements with a notional amount of $720.0 million which had been accounted for as cash flow hedges on three-month adjustable-rate FHLB advances totaling $720.0 million. These adjustable-rate FHLB advances either were not renewed or were prepaid during March 2005. The termination of these pay-fixed swap agreements resulted in a cash payment of $42.5 million to the counterparty of the interest rate swap agreement and the recognition of a $42.5 million loss.

Also, the Corporation prepaid $600.0 million in convertible fixed-rate FHLB advances resulting in the recognition of a loss on early extinguishment of debt of $40.7 million comprised of a $19.1 million prepayment penalty paid to the FHLB and the write off of carrying value adjustments of $21.6 million associated with fair value hedges on these FHLB advances. Correspondingly, the Corporation terminated interest rate swaption agreements with a notional amount of $600.0 million and interest rate swap agreements with a notional amount of $200.0 million which had been accounted for as fair value hedges on this convertible fixed-rate FHLB debt. The Corporation received $7.7 million upon the termination of these agreements equal to the fair value of these derivatives. Subsequent to the payoff of the $600.0 million in convertible fixed-rate FHLB advances during March 2005, the Corporation entered into forward-starting interest rate swap agreements with a notional amount of $500.0 million to hedge the interest rate risk related to interest payments generated by the forecasted issuance of new fixed-rate FHLB advances. When this new FHLB debt was taken down later in the month of March 2005, these forward-starting swaps were terminated. The fair value gain of $2.3 million on these cash flow hedges was recorded in other comprehensive income in the consolidated statement of financial condition and will be amortized as a reduction to interest expense over the life of the new FHLB debt.

At March 31, 2005, the Corporation also had interest rate lock commitments (“IRLC”) to originate mortgage loans, net of estimated fallout, totaling $141.1 million and mandatory forward sales commitments totaling $220.5 million that are considered to be derivatives under SFAS No. 133. These derivatives are recorded at fair value with a decrease in the fair value totaling $1.1 million reported in current operations for the quarter ended March 31, 2005. A portion of the mandatory forward sales commitments are designated as hedging the changes in fair value of mortgage loans held for sale in the secondary market (“warehouse loans”) in circumstances which qualify for hedge accounting. The recognized gains and losses associated with forward loan sales and hedged warehouse loans qualifying for hedge accounting offset, resulting in minimal impact to the Corporation’s earnings. The warehouse loans which do not qualify for hedge accounting are carried at the lower of cost or market.

D. GOODWILL AND CORE VALUE OF DEPOSITS:

The following table sets forth the estimated amortization expense for core value of deposits at March 31, 2005 for the remaining nine months of 2005 and the next four years:

For the remaining nine months for the year ended December 31, 2005	$2,898
For the years ended December 31:
2006	3,233
2007	2,719
2008	2,242
2009	361

Total	$11,453

On March 31, 2005, the Corporation sold mortgage servicing rights relating to $9.3 billion of mortgage loans serviced for other investors and its wholesale mortgage origination network in connection with its plan to exit the mortgage servicing and wholesale mortgage origination businesses. See Note B, “Sale of Mortgage Servicing and Wholesale Mortgage Origination Network,” for additional information. Goodwill included in the Mortgage Banking segment was deemed impaired and written-off as of March 31, 2005 in accordance with the provisions of FASB No. 142. The table below sets forth the total carrying amount of goodwill by operating segment and the impairment loss recorded for the Mortgage Banking segment for the periods indicated below:

Segment	Balance December 31, 2004	Impairment Loss	Balance March 31, 2005
Commercial Banking	$93,553	$—	$93,553
Retail Banking	45,249	—	45,249
Mortgage Banking	3,488	(3,488)	—
Treasury	20,427	—	20,427

Total	$162,717	$(3,488)	$159,229

In conjunction with these aforementioned sales and the anticipated sale of the remaining mortgage servicing rights by June 30, 2005, as well as in consideration of the recent changes in executive management, the Corporation is reviewing the organization of its segments during the second quarter of 2005.

E. STOCK-BASED COMPENSATION:

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

	Three Months Ended March 31,
	2005	2004
Net income (loss) as reported	$(53,212)	$17,918
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,419)	(1,337)

Pro forma net income (loss)	$(54,631)	$16,581

Earnings (loss) per share:
Basic -
As reported	$(1.36)	$.44
Pro forma	(1.40)	.40
Diluted -
As reported	$(1.36)	$.43
Pro forma	(1.40)	.40

The fair value of each option grant after January 1, 2005 was estimated on the date of grant using a binomial lattice model and the fair value of each option grant prior to January 1, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model. The pro forma expense for each option grant after January 1, 2005 is being amortized on an accelerated basis over the vesting period of the option grants and the pro forma expense for each option grant prior to January 1, 2005 was amortized on a straight-line basis over the vesting period of the option grants. The Corporation believes the use of an accelerated basis of amortization, as if each separately vesting portion of the award was in substance a separate award, provides a more refined estimate of the expense. The option-pricing models calculate the fair value of stock options awarded based on subjective assumptions. Changes to these assumptions can materially affect the fair value calculation by the models. Therefore, management believes these fair value calculations may not result in a true reflection of the fair value or cost of stock-based compensation for the Corporation. See Note I, “Current Accounting Pronouncements,” relating to Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment.”

F. COMMITMENTS AND CONTINGENCIES:

The following table presents the Corporation’s outstanding loan commitments at March 31, 2005, excluding undisbursed portions of loans in process:

Originate and purchase residential mortgage loans	$408,281
Originate commercial real estate loans	30,223
Originate consumer, commercial operating and agricultural loans	22,057
Unused lines of credit for consumer use	348,319
Unused lines of credit for commercial use	365,423

Total	$1,174,303

At March 31, 2005, the Corporation had approximately $220.5 million in mandatory forward delivery commitments to sell residential mortgage loans. These mandatory forward sales commitments are used by the Corporation to mitigate the interest rate risk associated with commitments to originate and purchase mortgage loans for sale in the secondary market and funded mortgage loans held for sale in the secondary market.

During 2004, the Corporation sold loans to the FHLB of Topeka (“FHLBT”) under the Mortgage Partnership Finance Program. The credit risk associated with these sold loans is structured into various layers. The first layer of losses, after mortgage insurance coverage, is covered by the FHLBT up to 1.0% of the principal amount funded (“First Loss Layer”). Losses in excess of the First Loss Layer, if any, will be absorbed by the Corporation up to a specified credit enhancement amount which may vary from .25% to 1.5% of the outstanding principal amount of the loans sold. Thereafter, the FHLBT bears the remaining credit risk. In exchange for providing the credit enhancement to the FHLBT, the Corporation receives a credit enhancement fee from the FHLBT. This credit enhancement fee may be reduced by actual losses taken by the FHLBT in the First Loss Layer. As of March 31, 2005, the amount of loans sold to the FHLBT under this program totaled $638.6 million with a maximum credit obligation for potential loan losses to the Corporation totaling $4.4 million. The fair value of this credit obligation was not material at March 31, 2005, since it is highly probable that most credit losses on these loans sold to the FHLBT under this program will be absorbed by the FHLBT in the First Loss Layer.

The Bank was a guarantor for the obligations of a subsidiary under a lease sale agreement dated December 31, 2000. The nature of the potential claims for which the Bank had guaranteed was primarily related to representations and warranties, which are customary in the sale of lease assets. In May 2004, a settlement agreement was entered whereby substantially all the guarantee obligations of the Bank were released, except for any claims exceeding $25,000 arising from any future breaches of such representations and warranties. The rights of the buyer in the purchase agreement, which were covered by the guarantee, to make claims against the representations and warranties, expired April 9, 2005. There were no terms in the guarantee providing for a limitation to the maximum potential amount of future payments under the guarantee. At March 31, 2005, the Bank’s outstanding liability for its estimated potential obligation under this guarantee was not material.

The parent company provides guarantees of payments of certain amounts (“Guaranteed Payments”) for the benefit of holders of capital securities issued by Commercial Federal Capital Trust I, Commercial Federal Capital Trust II and Commercial Federal Capital Trust III, Delaware statutory trusts created by the parent company for the purpose of issuing these capital securities. The Guaranteed Payments are equal to the amount of (i) all accrued and unpaid distributions on the capital securities; (ii) the price payable on redemption of the capital securities; and (iii) upon termination of either Trust I, Trust II or Trust III, the lesser of either the liquidation amount of the respective capital securities and all unpaid distributions thereon, or the amount of assets of Trust I, Trust II or Trust III remaining available for distribution to respective holders after satisfaction of all respective liabilities. The parent company is required to make payments under the guarantees only to the extent that the trusts hold funds sufficient to make such payments, but fail to do so. The maximum potential amount of future payments on these guarantees totals $55.0 million ($10.0 million for Trust I, $25.0 million for Trust II and $20.0 million for Trust III), which is equal to the total principal of the capital securities, plus accrued interest. The terms of the guarantees end with the maturities of the respective capital securities, which are October 8, 2033, for Trust I, December 15, 2034, for Trust II and May 23, 2035 for Trust III. The parent company is subrogated to all rights of holders of the capital securities with respect to amounts it pays on the guarantees, which amounts would be recoverable from the funds by the respective trusts. Consequently, the parent company expects that the liquidation of such assets held by the respective trusts would fully cover the maximum potential amount of future payments the parent company may make on the guarantees. The fair values of these guarantees are not material.

F. COMMITMENTS AND CONTINGENCIES (Continued):

Standby letters of credit issued by the Corporation commit the Corporation to make payments on behalf of customers when certain specified future events occur. The credit risk involved with standby letters of credit is primarily the same as the credit risk involved with issuing a loan. At March 31, 2005 the Corporation had $21.9 million of standby letters of credit with a weighted average term of approximately 18 months. The fees on these standby letters of credit are deferred and recorded at fair value. These fees were not material at March 31, 2005, and no material losses are anticipated from these outstanding standby letters of credit.

The Corporation is a limited partner in several multi-family affordable housing investment properties for which it receives affordable housing tax credits. The Corporation consolidated certain of these partnerships with assets approximating $880,000 as of March 31, 2005, that are included in the accompanying consolidated statement of financial condition. The Corporation has no material potential exposure to loss relative to these partnerships. The consolidation of the remaining partnerships, with assets approximating $336.0 million at March 31, 2005, is not required under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R). The Corporation’s maximum potential exposure to loss from investments in these limited partnerships and unfunded commitments totaled approximately $10.5 million as of March 31, 2005.

The Corporation is also a general partner in numerous limited real estate partnerships formed in prior years to provide investment opportunities for customers of the Bank. The Corporation also holds limited partner interests in certain of these limited partnerships. The consolidation of these limited partnerships is not required under the provisions of FASB Interpretation No. 46(R). Therefore, assets with a net carrying value totaling approximately $17.4 million at March 31, 2005 are not included in the accompanying consolidated statement of financial condition. In the highly unlikely event that all of the assets of these limited partnerships had no value and all other partners failed to meet their obligations, management of the Corporation estimates that its maximum potential exposure to loss would approximate $30.9 million. This amount represents the total liabilities of the limited partnerships for which the Corporation is a general partner plus the net carrying value of the Corporation’s investments in these entities at March 31, 2005.

The Bank entered into a Servicing Rights Purchase and Sale Agreement (“Sale Agreement”) as of March 31, 2005 for the sale of mortgage servicing rights relating to $9.3 billion of mortgage loans serviced for other investors and its wholesale mortgage origination network in connection with its plan to exit these activities. The Sale Agreement includes various representations and warranties which are customary for the sale of mortgage servicing rights. In the ordinary course of transferring servicing rights to the buyer, the Bank will sub-service the loans on behalf of the buyer for approximately 90 to 120 days after the sale date in accordance with an Interim Servicing Agreement dated March 31, 2005. The transfer of the servicing to the buyer is subject to the receipt of consent from the investors for whom the servicing is performed in addition to the completion of other steps necessary for the transfer to occur. The Sale Agreement requires the repayment of the applicable purchase price received for any servicing on which requirements, such as investor consents, are not obtained to complete the transfer.

The Bank assumed a lawsuit in its merger with Mid Continent Bancshares, Inc. (“Mid Continent”) against the United States government (the “Government”) relating to a supervisory goodwill claim. A final ruling on this claim was entered on January 29, 2004, awarding the Bank $5.6 million in damages. The Government has appealed this award. On April 8, 2005, the United States Court of Appeals, without oral arguments and without issuing an opinion, affirmed the ruling of the United States Court of Federal Claims in its entirety. Both parties have 60 days from April 8, 2005 to seek further appeal to the United States Supreme Court. For additional information, see Item 5 “Other Information” of this Form 10-Q. The ultimate collectibility of this award is contingent on a number of factors and future events which are beyond the control of the Bank, as to substance, timing and amount of damages that may be paid to the Bank. The Corporation has not recorded a receivable pursuant to this award.

The Corporation is subject to a number of other lawsuits and claims for various amounts, which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Corporation’s financial position or results of operations.

G. SEGMENT INFORMATION:

The Corporation’s operations consist of four lines of business for management reporting purposes: Commercial Banking, Retail Banking, Mortgage Banking and Treasury. The financial information presented does not necessarily represent the results of operations or financial condition of these lines of business as if they were independent companies. This information in the following table is derived from management’s internal reporting system used to measure the performance of the segments and the Corporation in total. Therefore, the reported results of operations and financial condition by line of business generated from this management reporting system may not be in accordance with accounting principles generally accepted in the United States. Certain amounts in the prior year periods have been reclassified to conform for comparative purposes to the March 31, 2005, three-month presentations.

The Commercial Banking segment involves the origination of commercial operating loans, commercial and multi-family real estate loans, commercial and residential construction loans, agricultural loans and dealer services. Also included in this segment are commercial demand deposits, as well as cash management products and services. Commercial Banking services are offered through the Bank’s branch network, lending offices and the Internet.

The Retail Banking segment involves a variety of traditional banking and financial services. Retail Banking gathers consumer deposits for the Bank to fund the Bank’s lending and investment activities. Deposits are obtained by providing a variety of consumer deposit services including consumer checking, savings and certificate of deposit accounts (regular and retirement) and other ancillary deposit-related retail banking services including overdraft protection, electronic and telephone bill-payment and cash withdrawals or transfers. Retail Banking provides services to meet the credit needs of consumers through loans for home equity, small business, autos and other secured and unsecured purposes, including credit cards. Retail Banking originates mortgage loans for the purchase of residential property or to refinance existing debt on residential property. Mortgage loans are sold to the Treasury or Mortgage Banking segments. Loan servicing rights related to all mortgage loans originated by Retail Banking are sold to the Mortgage Banking segment. The Retail Banking segment also includes services provided primarily to consumer customers for insurance and securities brokerage services. Retail Banking services are offered and delivered through the Bank’s branch network, automated teller machines, customer support telephone centers and the Internet. The Bank also offers these services through network agents located throughout Kansas.

The Mortgage Banking segment involves the acquisition of selected correspondent, broker and originated residential mortgage loans and the sale of these mortgage loans to both the secondary mortgage market and the Treasury segment. The Mortgage Banking segment also encompasses the servicing of mortgage loans for others and the Bank., as well as the origination, purchase and sale of the associated retained rights to service mortgage loans. Mortgage Banking activities are conducted through the Bank’s branches, loan offices and a nationwide correspondent network of mortgage loan originators. On March 31, 2005, the Corporation sold the mortgage servicing rights relating to $9.3 billion of mortgage loans serviced for other investors and its broker and correspondent bank mortgage origination network for a total sales price of $120.0 million. These sales were in connection with the Corporation’s plan to exit the mortgage loan servicing and wholesale mortgage origination business.

The Treasury segment is responsible for corporate interest rate risk and asset/liability management. Treasury manages the Corporation’s single-family residential mortgage loan portfolio, investment and mortgage-backed securities, wholesale deposits, FHLB advances and all other borrowings and absorbs the valuation adjustments related to mortgage servicing rights.

Net interest income is determined by the Corporation’s internal funds transfer pricing system, which calculates each segment’s net interest income contribution based on the type, maturity or repricing characteristics of certain assets and liabilities. The provision for credit losses by segment is based upon the current and historical business cycle loss rates. Total other income consists of revenue directly attributable to each segment and allocations based on segment ownership of certain assets and liabilities. Amortization expense of mortgage servicing rights is charged directly to the Mortgage Banking segment. Actual valuation adjustments to the mortgage servicing rights portfolio are charged directly to the Treasury segment with allocations made to the Mortgage Banking segment related to certain acquisitions of mortgage servicing rights and originations of warehouse mortgage loans. Total other expense consists of direct expenses attributable to each segment and indirect expenses allocated by an activity-based costing system using full absorption. With the sale of the mortgage servicing rights and the wholesale mortgage origination network, and in consideration of the recent changes in executive management, the Corporation is reviewing the organization of its segments during the second quarter of 2005.

G. SEGMENT INFORMATION (Continued):

The contribution of the business segments to the consolidated results for the three months ended March 31, 2005 and 2004 is summarized in the following table:

	Commercial Banking	Retail Banking	Mortgage Banking	Treasury and Other	Consolidated Total
Three Months Ended March 31, 2005:
Net interest income	$28,881	$28,933	$2,286	$(3,843)	$56,257
Provision for loan losses	4,324	3,013	2	981	8,320
Total fee and other income (loss)	756	24,500	1,110	(86,266)	(59,900)
Total other expense	8,761	47,651	14,211	2,810	73,433

Income (loss) before income taxes	16,552	2,769	(10,817)	(93,900)	(85,396)
Income tax provision (benefit)	5,876	983	(2,602)	(36,441)	(32,184)

Net income (loss)	$10,676	$1,786	$(8,215)	$(57,459)	$(53,212)

Total net interest and other income	$29,637	$53,433	$3,396	$(90,109)	$(3,643)
Intersegment revenue	—	3,089	575	1,923
Depreciation and amortization	95	2,035	213	1,874	4,217
Total assets	4,153,118	1,412,095	223,991	4,596,069	10,385,273

Three Months Ended March 31, 2004:
Net interest income	$29,486	$25,340	$4,381	$11,764	$70,971
Provision for loan losses	2,681	1,847	4	321	4,853
Total fee and other income (loss)	93	22,680	(2,420)	7,304	27,657
Total other expense (income)	9,764	47,308	9,448	3,356	69,876

Income (loss) before income taxes	17,134	(1,135)	(7,491)	15,391	23,899
Income tax provision (benefit)	5,989	(403)	(2,660)	3,055	5,981

Net income (loss)	$11,145	$(732)	$(4,831)	$12,336	$17,918

Total net interest and other income	$29,579	$48,020	$1,961	$19,068	$98,628
Intersegment revenue	—	2,849	763	2,663
Depreciation and amortization	124	1,731	178	2,440	4,473
Total assets	3,636,317	1,253,459	581,688	6,786,227	12,257,691

H. REGULATORY CAPITAL:

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Regulators can initiate certain mandatory, and possibly additional discretionary, actions if the Bank fails to meet minimum capital requirements. These actions could have a direct material effect on the Corporation’s financial position and results of operations.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following table. Prompt corrective action provisions pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for prompt corrective action provisions under FDICIA, the Bank must maintain certain minimum capital ratios as set forth below. At March 31, 2005, the Bank exceeded the minimum requirements for the well-capitalized category.

The following presents the Bank’s regulatory capital levels and ratios relative to its minimum capital requirements as of March 31, 2005:

	Actual		For OTS Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital to tangible assets	$675,848	6.63%	$152,868	1.50%	n/a	n/a
Tier 1 core (leverage) capital to adjusted total assets	675,848	6.63	407,649	4.00	$509,561	5.00%
Adjusted Tier 1 capital to risk-weighted assets	671,401	8.86	n/a	n/a	454,868	6.00
Total risk-based capital to risk-weighted assets	794,963	10.49	606,491	8.00	758,113	10.00

As of March 31, 2005, the most recent notification from the Office of Thrift Supervision (“OTS”) categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank’s classification.

I. CURRENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), entitled “Share-Based Payment” (“SFAS No. 123(R)”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25 and its related implementation guidance. The Corporation currently applies APB No. 25 and related interpretations in the accounting for stock options under the intrinsic value method of APB No. 25 and provides pro forma disclosure of the Corporation’s stock-based compensation expense as currently required by SFAS No. 123. See Note E “Stock-Based Compensation” for this pro forma disclosure. The implementation date of this statement was scheduled for July 1, 2005 for the Corporation, until the Securities and Exchange Commission (“SEC”) adopted a new rule on April 14, 2005, amending the implementation compliance date which now allows public companies to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. Management of the Corporation intends to adopt SFAS No. 123(R) as allowed on January 1, 2006, using the modified prospective application method. Under this method of transition, compensation cost for the portion of awards that are outstanding as of January 1, 2006, for which the requisite service has not yet been rendered will be recognized as the requisite service is rendered after January 1, 2006. The compensation cost for these awards will be based on the grant-date fair value as previously calculated for the pro forma disclosures under SFAS No. 123. The SEC also issued Staff Accounting Bulletin No. 107 “Share-Based Payment” on March 29, 2005 which provides interpretive guidance on the use of valuation methods, disclosures and assumptions as applicable to public companies in administering the disclosure requirements of the federal securities laws. It is effective upon the adoption of SFAS No. 123(R).

In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143.” This interpretation clarifies that the term ‘conditional asset retirement obligation’ as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005, or December 31, 2005 for the Corporation. Early adoption is permitted and retrospective application for interim financial information is permitted but not required. Management does not believe that the provisions of this interpretation will have a material effect on the Corporation’s financial position, liquidity or results of operations.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this Form 10-Q that are not historical fact are forward-looking statements that involve inherent risks and uncertainties. Management cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied by, the forward looking statements. Factors that might cause a difference include, but are not limited to: fluctuations in interest rates, the effect of regulatory or government legislative changes, general economic conditions, competitive pressures in the geographic and business areas where the Corporation conducts its operations, changes in real estate values, expected cost savings and revenue growth not fully realized, the progress of strategic initiatives and whether realized within expected time frames and technology changes. These forward-looking statements are based on management’s current expectations. Actual results in future periods may differ materially from those currently expected because of various risks and uncertainties. Forward-looking statements may be identified by the use of words such as ‘anticipate,’ ‘believe,’ ‘estimate,’ ‘expect,’ ‘intend,’ ‘plan,’ ‘should,’ ‘will,’ or similar expressions.

CRITICAL ACCOUNTING POLICIES:

The Corporation’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of March 31, 2005, remain unchanged from December 31, 2004. These policies relate to the accounting for the allowance for loan losses and allowance for unfunded loan commitments and letters of credit, mortgage servicing rights and derivative financial instruments. Disclosure on these critical accounting policies is incorporated by reference under Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s Annual Report on Form 10-K for the Corporation’s year ended December 31, 2004.

EXECUTIVE MANAGEMENT OVERVIEW:

Net loss for the three months ended March 31, 2005, was $53.2 million, or a loss of $1.36 per diluted share, compared to net income of $17.9 million, or $.43 per diluted share for the same quarter last year.

Results for the quarter reflect the March 31, 2005 sale of $107.7 million of mortgage servicing rights relating to $9.3 billion of mortgage loans serviced for other investors in addition to the sale of its wholesale mortgage origination network. In conjunction with these exit activities, the Corporation recognized a gain on the sale of the mortgage servicing rights and its wholesale mortgage origination network of $5.4 million and exit costs of $2.8 million in the first quarter of 2005. In addition, the Corporation will record severance expense of approximately $1.3 million primarily in the second and third quarters of 2005 related to the termination of the employees associated with these lines of business. The expense associated with these severance benefits will be recognized ratably over the various retention periods during which the terminated employees will be required to render service in order to transfer the mortgage servicing and broker and correspondent relationships to the buyer. The Corporation also recognized a $3.5 million impairment loss on goodwill in accordance with the provisions of SFAS No. 142 relating to its mortgage banking segment as a result of management’s plan to exit these mortgage servicing and wholesale mortgage origination activities.

Associated with the sale of the mortgage servicing rights, the Corporation executed certain balance sheet transactions to realign its balance sheet and sustain an acceptable interest rate risk profile. These transactions included the prepayment of certain FHLB advances and reverse repurchase agreements, the termination of associated interest rate hedges and the sale of certain mortgage-backed securities during March 2005. Specifically, the Corporation terminated pay-fixed swaps that were hedging $720.0 million of three-month adjustable-rate FHLB advances which were not renewed or were prepaid during March 2005. The termination of these pay-fixed swaps resulted in the recognition of a $42.5 million loss. Additionally, the Corporation prepaid $600.0 million in convertible fixed-rate FHLB advances which resulted in the recognition of a loss on early extinguishment of debt of $40.7 million comprised of a $19.1 prepayment penalty paid to the FHLB and the write off of carrying value adjustments of $21.6 million associated with fair value hedges on these FHLB advances. The Corporation also terminated $200.0 million in reverse repurchase agreements resulting in penalties of $4.6 million reflected in interest expense and sold $678.6 million in mortgage-backed securities resulting in a loss of $12.7 million. The total pre-tax loss related to these balance sheet transactions was $100.5 million, or $65.3 million on an after-tax basis.

Prior to the sale of the Corporation’s mortgage servicing rights, a valuation recovery of $8.3 million was recorded. This valuation recovery was mostly offset by hedging losses of $5.7 million on the sale of securities held by the Corporation to offset changes in fair value of mortgage servicing rights and a net loss of $1.1 million from other hedging vehicles used to protect against fair value changes in the Corporation’s mortgage servicing rights asset. As of March 31, 2005, these securities and hedging vehicles previously held by the Corporation for the purpose of hedging its mortgage servicing rights asset were no longer outstanding since a substantial portion of the Corporation’s mortgage servicing rights had been sold.

EXECUTIVE MANAGEMENT OVERVIEW (Continued):

Net interest income decreased $14.7 million from the same 2004 quarter primarily due to a $923.5 million decrease in average outstanding residential mortgage loans and the $4.6 million penalty recorded in the first quarter of 2005 relating to the termination of reverse repurchase agreements reflected in other borrowings. Additionally, spurred by increases in the targeted Federal Funds rate from 1.00% in the first quarter of 2004 to 2.75% at the end of the first quarter in 2005, the Corporation experienced an increase in the volume and rate paid on savings accounts, and an increase in the rates paid for certificates of deposit and FHLB advances, while there was only a minimal increase in the average rate earned on interest-earning assets. Net interest income was positively impacted by a decrease of $1.0 billion in average FHLB advances, net of a $335.5 million increase in average outstanding repurchase agreements.

Earnings for the first quarter of 2005 were also unfavorably impacted by a $3.5 million increase in the provision for loan losses compared to the first quarter of 2004, and a $5.1 million increase compared to the fourth quarter of 2004. This increase relates to the growth in the level of nonperforming loans and net charge-offs for commercial real estate and construction loans during the first quarter of 2005 and the Corporation’s concern about the impact of recently enacted national bankruptcy legislation on charge-off rates as consumers may opt to file for bankruptcy protection before stricter rules go into effect.

The increases in retail fees and charges in the first quarter of 2005 compared to the respective 2004 quarter reflect the Corporation’s continued focus on retail deposit generation, a change in overdraft payment practices and changes in the retail fee structure. Total general and administrative expenses increased $309,000 compared to the respective 2004 quarter. Excluding the exit costs of $2.8 million recorded in the first quarter of 2005, general and administrative expenses declined $2.5 million compared to the 2004 quarter, which is indicative of management’s ongoing emphasis on prudent expense control measures.

The Corporation continues to focus on its strategic initiative to grow deposits and loan products that diversify the product mix and contribute to enhanced core profitability. During the three months ended March 31, 2005, the Corporation recorded increases from December 31, 2004, in the following targeted core business drivers:

•	average commercial outstanding loan balances grew 6.2%, or 24.9% annualized,

•	average home equity loan outstanding balances expanded 1.9%, or 7.5% annualized,

•	average core deposit balances, excluding custodial escrows, increased 2.9%, or 11.5% annualized,

•	the number of period-end retail checking and commercial checking accounts increased 2.3%, or 9.2% annualized.

Management expects the Corporation’s future profitability to be enhanced from continued growth in the Corporation’s fee income generation, key higher-margin deposit and loan products and a continued emphasis on prudent expense control measures. Furthermore, the balance sheet transactions which occurred during the first quarter of 2005 and management’s continued focus on maintaining an acceptable interest rate risk balance sheet profile should result in an improved net interest rate margin going forward absent any potential pressures due to adverse interest rate or yield curve shifts.

OPERATING RESULTS BY SEGMENT:

See Note G “Segment Information” for additional information on the Corporation’s lines of business including tabular results of operations for the three months ended March 31, 2005 and 2004. Results of operations for each business unit are derived from management’s internal reporting system used to measure the performance of the segments and the Corporation in total. This management reporting system and the results of operations and financial condition by business unit may not be in accordance with accounting principles generally accepted in the United States. Certain amounts in the prior year periods have been reclassified to conform to the March 31, 2005, presentation for comparative purposes.

Commercial Banking:

The Commercial Banking segment reported net income of $10.7 million for the three months ended March 31, 2005, compared to $11.1 million for the three months ended March 31, 2004. Net interest income decreased $605,000 for the three months ended March 31, 2005, compared to the 2004 period. The decrease in net interest income is due to a 26 basis point decrease in the spread on the commercial real estate portfolio during 2005 over the respective 2004 period. In addition, the spread decreased on commercial and residential construction loans by 178 and 223 basis points, respectively, related to a positive impact to yields associated with construction fee income. These decreases were offset by commercial operating loans which increased net interest income by $954,000 primarily due to a $134.8 million increase in average balances outstanding during 2005 compared to 2004. In addition, average balances for commercial deposits increased $42.4 million resulting in an increase to net interest income for the segment of $401,000. The provision for loan losses increased $1.6 million for the three months ended March 31, 2005, compared to the 2004 period. This

OPERATING RESULTS BY SEGMENT (Continued):

increase comparing periods is primarily due to an increase in the loss percentage for the segment as well as an increase of $445.4 million in average balances of loans outstanding. Total other income increased $663,000 for the three months ended March 31, 2005, compared to the 2004 period. This increase is due primarily to a $1.1 million decrease in charges by the Treasury segment to the Commercial Banking segment for loan prepayment fees for the three months ended March 31, 2005, compared to $5.2 million for the respective 2004 period. This intersegment charge, which was implemented in 2003, is a prepayment fee on commercial loans paying in full before maturity. This was offset by a $122,000 decrease in prepayment fees collected on commercial real estate loans and a $243,000 decrease in cash management fees during 2005 compared to 2004. Total other expense decreased $1.0 million for the three months ended March 31, 2005, compared to the 2004 period due to a decrease of $1.0 million in impairments on foreclosed properties.

Retail Banking:

The Retail Banking segment reported net income of $1.8 million for the three months ended March 31, 2005, compared to a loss of $732,000 for the three months ended March 31, 2004. Net interest income increased $3.6 million for the three months ended March 31, 2005, compared to the 2004 period. The increase in net interest income is due to the increase in the transfer pricing spread on certificates of deposit and money market accounts which contributed $2.3 million and $1.6 million respectively. The provision for loan losses increased $1.2 million for the three months ended March 31, 2005, compared to the 2004 period related to the increase in the home equity portfolio average balance. Total other income increased $1.8 million for the three months ended March 31, 2005, compared to the 2004 period. This increase in total other income is due to a $1.7 million increase in nonsufficient funds and overdraft charges from an increase in the fee amount and an increase in the number of total checking accounts when compared to the 2004 period. Total other expense increased $343,000 for the three months ended March 31, 2005, compared to the three months ended March 31, 2004.

Mortgage Banking:

The Mortgage Banking segment reported a net loss of $8.2 million for the three months ended March 31, 2005, compared to a net loss of $4.8 million for the three months ended March 31, 2004. Net interest income decreased $2.1 million for the three months ended March 31, 2005, compared to the 2004 period primarily related to a lower average balance of $162.2 million in warehouse loans. Total other income increased $3.5 million for the three months ended March 31, 2005, compared to 2004 primarily due to an increase in the gain on sale of warehouse loans of $3.7 million. Total other expense increased $4.8 million for the three months ended March 31, 2005, compared to the 2004 periods due to $2.8 million in exit costs and $3.5 million impairment of goodwill related to the Corporation’s plan to exit the mortgage loan servicing and wholesale mortgage origination business These increases were offset by a $708,000 reduction in loan servicing activities due to slower prepayment speeds and a $1.0 million reduction in allocated overhead. On March 31, 2005, the Corporation sold mortgage servicing rights relating to $9.3 billion of mortgage loans serviced for other investors and its broker and correspondent bank mortgage origination network for a total sales price of $120.0 million.

Treasury and Other:

The Treasury segment reported a net loss of $57.5 million for the three months ended March 31, 2005, compared to net income of $12.3 million for the three months ended March 31, 2004. Net interest income decreased $15.6 million for the three months ended March 31, 2005, compared to the 2004 period. This decrease is due primarily to the lower yields earned on the Treasury segment’s total interest-earning assets portfolio and a reduction in the average size of the portfolio comparing the respective periods. The provision for loan losses increased $660,000 for the three months ended March 31, 2005, compared to the 2004 period due primarily to an overall increase in the expected loss rate applied to the Bank’s loans. Total other income decreased $93.6 million for the three months ended March 31, 2005, compared to the three month period for 2004. This decrease in total other income comparing the respective periods is due to the Bank’s realignment of the interest rate risk profile of its balance sheet resulting in the following: (i) a loss of $42.4 million due to the termination of swaps, (ii) a loss of $40.7 million from the early extinguishment of debt, (iii) a loss of $4.6 million from a termination penalty from the early payoff of reverse repurchase agreements, and (iv) a $12.7 million loss on the sale of mortgage-backed securities. This was partially offset by the $5.4 million gain from the sale of mortgage servicing rights and the wholesale mortgage loan origination network. Total other expense for the three months ended March 31, 2005, decreased $546,000 compared to the three months ended March 31, 2004, due to the decrease in allocated overhead cost.

In conjunction with the Corporation’s plan to exit the mortgage loan servicing and wholesale mortgage origination business, as well as in consideration of the recent changes in executive management, the Corporation is reviewing the organization of its segments during the second quarter of 2005.

CONSOLIDATED RESULTS OF OPERATIONS:

The following sections of this management’s discussion and analysis explain the changes in the major components of net income comparing the consolidated results of operations for the three months ended March 31, 2005 to the respective 2004 periods.

Net Interest Income:

Net interest income totaled $56.3 million for the three months ended March 31, 2005, compared to $71.0 million for the three months ended March 31, 2004, a decrease of $14.7 million, or 20.7%. Net interest income on a taxable-equivalent basis totaled $58.0 million for the three months ended March 31, 2005, compared to $72.6 million for 2004. During the three months ended March 31, 2005 and 2004, net interest margin was 2.28% and 2.67%, respectively, a decrease of 39 basis points comparing periods. Excluding the effect of the $4.6 million penalty recorded in the first quarter of 2005 relating to the termination of reverse repurchase agreements reflected in other borrowings, net interest margin would have been 2.46%, resulting in a decrease of 21 basis points in the net interest margin when compared to the first quarter of 2004. The decrease in net interest margin was primarily due to a $923.5 million decrease in average outstanding residential mortgage loans due to slowdowns in refinancing and new mortgage loan origination activity comparing respective quarters. Although the volume of mortgage-backed securities decreased as a result of the transactions executed by the Corporation to maintain an acceptable interest rate risk profile for its balance sheet, the yield on the remaining portfolio improved. Additionally, with the gradual increases in the targeted Federal Funds rate from 1.00% in the first quarter of 2004 to 2.75% at the end of the first quarter in 2005, the Corporation experienced an increase in the volume and rate paid on savings accounts, and an increase in the rates paid for certificates of deposit and FHLB advances, while there was only a slight increase in the average rate earned on longer term interest-earning assets. Net interest income was also positively impacted by a decrease of $1.0 billion in average FHLB advances, net of a $335.5 million increase in average outstanding repurchase agreements. The decrease in FHLB advances was related to reduced funding requirements as a result of management’s decision to strategically decrease certain portfolios of investments related to the hedging of its mortgage servicing rights asset and the reduction in the Corporation’s mortgage loan and mortgage-backed securities portfolios that were lower margin contributors to net interest income. As interest rates have increased from the first quarter of 2004, pay-fixed interest rate swap agreements, which hedged certain floating rate liabilities, reduced the impact of these rate increases to the Corporation’s net interest income compared to the first quarter of 2004.

Future trends in the level of net interest margin will be dependent upon and influenced by changes in short-term and long-term market interest rates among other factors that are not in the Corporation’s control. Management anticipates that if the yield curve continues to flatten during 2005, the Corporation’s net interest margin would be unfavorably impacted. Management’s continued focus on changing the mix of the loan portfolio to carry a greater concentration of higher-yielding commercial operating and consumer loans, as well as growth in lower-costing core deposits, should result in higher net interest income, absent any potential pressures due to adverse interest rate or yield curve shifts.

Net Interest Income (Continued):

The following table presents average interest-earning and non-interest earning assets and average interest-bearing and non-interest bearing liabilities and stockholders’ equity, interest income and interest expense, and average yields earned on interest-earning assets and average rates incurred on total deposits and interest-bearing liabilities during the three months ended March 31:

	2005			2004
(Dollars in Thousands)	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
Interest-earning assets:
Loans-(1)(2)
Residential real estate	$2,830,843	$35,499	5.02%	$3,754,381	$47,416	5.05%
Commercial real estate	1,991,875	31,397	6.30	1,935,068	31,410	6.45
Construction	701,190	11,001	6.28	515,475	9,149	7.02
Commercial operating and other (3)	636,406	9,504	5.99	520,528	6,901	5.26
Consumer home equity	1,005,894	15,813	6.38	870,659	14,181	6.53
Consumer other	777,527	11,605	6.05	696,209	11,274	6.50

Total loans (2)	7,943,735	114,819	5.80	8,292,320	120,331	5.79
Mortgage-backed securities	946,715	9,996	4.22	1,278,179	12,362	3.87
Investments (2)	1,293,055	15,913	4.93	1,307,785	15,728	4.81

Total interest-earning assets (2)	10,183,505	140,728	5.54	10,878,284	148,421	5.45
Noninterest-earning assets	1,191,931			1,280,698

Total assets	$11,375,436			$12,158,982

Noninterest-bearing checking	$931,593	—	—	$997,465	—	—
Interest-bearing deposits:
Interest-bearing checking	613,153	406.27		604,503	564.37
Savings (4)	1,642,455	13,703	3.38	1,240,221	10,291	3.33
Money market	950,052	3,593	1.53	1,140,489	4,128	1.45

Interest-bearing core deposits	3,205,660	17,702	2.24	2,985,213	14,983	2.01
Certificates of deposit	2,302,824	14,229	2.51	2,588,433	14,800	2.29

Total interest-bearing deposits	5,508,484	31,931	2.35	5,573,646	29,783	2.14

Total deposits	6,440,077	31,931	2.01	6,571,111	29,783	1.82

Advances from FHLB (5)	3,329,883	40,271	4.84	4,378,492	44,241	4.00
Other borrowings (6)	589,986	10,562	7.16	240,106	1,777	2.94

Total interest-bearing liabilities	9,428,353	82,764	3.53	10,192,244	75,801	2.96

Net earnings balance, net interest income and net interest rate spread (2)	755,152	57,964	2.01	686,040	72,620	2.49

Total deposits and interest-bearing liabilities	10,359,946	82,764	3.21	11,189,709	75,801	2.70
Other noninterest-bearing liabilities	238,723			213,551
Stockholders’ equity	776,767			755,722

Total liabilities and stockholders’ equity	$11,375,436			$12,158,982

Net interest income and net interest rate spread including noninterest-bearing deposits (2)		$57,964	2.33%		$72,620	2.75%

Net interest margin (2)			2.28%			2.67%

(1)	Includes nonaccruing loans averaging $40.6 million and $61.2 million for the respective periods at a yield of zero percent.
(2)	Includes taxable-equivalent adjustments totaling $1.7 million and $1.6 million, respectively, related to tax-exempt income on certain loans and investments for the three months ended March 31, 2005 and 2004 using the federal statutory tax rate of 35%.
(3)	In addition to commercial operating loans, includes small business, agricultural and Nebraska Investment Finance Authority loans.
(4)	Includes interest expense on derivative related transactions totaling $5.3 million and $8.2 million for the respective periods.
(5)	Includes interest expense on derivative related transactions totaling $7.3 million and $13.4 million for the respective periods.
(6)	Includes penalties of $4.6 million related to the termination of reverse repurchase agreements as of March 31, 2005.

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

	Three Months Ended March 31, 2005 Compared to March 31, 2004 Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Total
Interest income on loans and investments:
Residential real estate	$(11,584)	$(333)	$(11,917)
Commercial real estate	811	(824)	(13)
Construction	2,932	(1,080)	1,852
Commercial operating and other	1,604	999	2,603
Consumer home equity	2,005	(373)	1,632
Consumer other	1,179	(848)	331
Mortgage-backed securities	(3,423)	1,057	(2,366)
Investments	(28)	213	185

Total interest income	(6,504)	(1,189)	(7,693)

Interest expense on deposits and other debt:
Interest-bearing checking	8	(166)	(158)
Savings	837	2,575	3,412
Money market	(748)	213	(535)
Certificates of deposit	(1,801)	1,230	(571)
Advances from FHLB	(7,273)	3,303	(3,970)
Other borrowings	4,421	4,364	8,785

Total interest expense	(4,556)	11,519	6,963

Effect on net interest income	$(1,948)	$(12,708)	$(14,656)

Provision for Loan Losses and Asset Quality:

The allowance for loan losses is based upon management’s continuous evaluation of the collectibility of outstanding loans, which takes into consideration such factors as changes in the composition of the loan portfolio and economic conditions that affect the borrower’s ability to pay, regular examinations of specific problem loans by the Corporation’s credit review team, quarterly review of criticized loans, and reviews of the overall portfolio quality and market conditions in the Corporation’s lending areas. The Corporation records a provision for loan losses to adjust the allowance for loan losses to an appropriate level to reflect the risks inherent in its portfolios. There can be no assurance that the Corporation will not experience changes in its nonperforming assets or that it will not adjust the level of its allowance in the future based on factors such as deterioration in market conditions, changes in borrowers’ financial conditions, delinquencies and defaults.

The allowance for loan losses consists of three elements. The first element is an allocated allowance established for specifically identified loans that are evaluated and are considered to be individually impaired. The second element is an estimated allowance established for impairment on each of the Corporation’s pools of outstanding loans. These elements are based on several factors including the Corporation’s past loss experience, general economic and business conditions, geographic and industry concentrations, credit quality, delinquency trends and known and inherent risks in each of the portfolios. The third element is an allowance for unallocated impairment used to account for imprecision and to incorporate the range of probable outcomes inherent in estimates used for the previous two elements. These evaluations are inherently subjective and require frequent revisions as updated information becomes available.

An analysis of the allowance for loan losses is summarized below:

	Three Months Ended March 31,
(In Thousands)	2005	2004
Beginning balance	$89,841	$108,154
Provision charged to operations	8,320	4,853
Loans Charged-off:
Residential real estate	(262)	(91)
Commercial real estate	(2,142)	(9,172)
Construction	(567)	(33)
Commercial operating, small business and agricultural	(1,027)	(1,427)
Consumer	(5,533)	(6,089)

Loans Charged-off	(9,531)	(16,812)

Recoveries:
Residential real estate	—	133
Commercial real estate	1	27
Construction	—	—
Commercial operating, small business and agricultural	76	84
Consumer	1,293	1,326

Recoveries	1,370	1,570

Net loans charged-off	(8,161)	(15,242)

Ending balance	$90,000	$97,765

The Corporation recorded loan loss provisions totaling $8.3 million for the three months ended March 31, 2005, compared to $4.9 million for the three months ended March 31, 2004. This increase in loan loss provision relates to the growth in the level of nonperforming loans and net charge-offs as compared to the respective 2004 quarter, related primarily to commercial real estate and residential construction loans during the first quarter of 2005 and the Corporation’s concern about the impact of pending national bankruptcy legislation on charge-off rates as consumers may opt to file for bankruptcy protection before stricter rules go into effect.

Loans charged-off, net of recoveries (“net charge-offs”), totaled $8.2 million for the three months ended March 31, 2005, compared to $15.2 million for the three months ended March 31, 2004. Net charge-offs are lower for the three months ended March 31, 2005 compared to 2004 primarily due to the charge-off totaling $9.2 million of a performing commercial real estate loan during the first quarter of 2004. This charge-off occurred as a result of management’s decision to sell this loan at a loss since the real estate securing the loan, which was the primary source of repayment, was in a distressed market with no sign of improvement in the near future coupled with a potential indeterminate holding period until the market would stabilize. Management does not anticipate similar

Provision for Loan Losses and Asset Quality (continued):

problem loans becoming a material issue to the Corporation in the foreseeable future. However, management will continue to consider the option of accelerating the resolution of specific, selected assets, on a case by case basis, that either are nonperforming or are expected to be nonperforming in the near future. Excluding the effects of this $9.2 million commercial real estate charge-off in the first quarter of 2004, net charge-offs increased $2.1 million in comparison to the first quarter of 2004 primarily related to commercial real estate and construction loans.

Nonperforming assets and related information are summarized as of the dates indicated:

(Dollars in Thousands)	March 31, 2005	December 31, 2004
Loans accounted for on a nonaccrual basis (1):
Real estate -
Residential	$16,327	$9,598
Commercial	18,576	20,206
Consumer, commercial operating and other loans	9,939	7,119

Total nonperforming loans	44,842	36,923

Foreclosed real estate:
Commercial	3,529	3,071
Residential	7,678	14,764

Total foreclosed real estate	11,207	17,835

Troubled debt restructurings - commercial	5,846	5,846

Total nonperforming assets	$61,895	$60,604

Nonperforming loans to loans receivable (2)	.57%	.47%
Nonperforming assets to total assets	.60%	.53%

Allowance for loan losses	$90,000	$89,841

Allowance for loan losses to:
Loans receivable (2)	1.15%	1.15%
Total nonperforming loans	200.70%	243.32%

Accruing loans delinquent more than 90 days:
Residential real estate	$16,246	$17,849

(1)	The Corporation places residential first mortgage loans on nonaccrual when more than 12 payments are missed unless the loan is not both well-secured and in the process of collection. If it is determined that a residential first mortgage loan is not both well-secured and in the process of collection before more than twelve payments are missed, the loan is placed on nonaccrual at this earlier point in time. For all other loans, except credit card loans, interest is generally not accrued when the loan becomes contractually delinquent 90 days or more. Credit card loans continue to accrue interest up to 120 days past due at which point the credit card loan balance plus accrued interest are charged off.
(2)	Based on the net book value of loans receivable before deducting allowance for loan losses at the respective dates.

The preceding table excludes nonperforming loans held for sale totaling $34.5 million and $34.3 million, respectively, at March 31, 2005 and December 31, 2004, related to the Government National Mortgage Association (“GNMA”) optional repurchase program. These guaranteed mortgage loans serviced for GNMA include loans that have been repurchased or are eligible for repurchase by the Corporation at the Corporation’s option and without prior authorization from GNMA when specific delinquency criteria are met. Therefore, the Corporation is deemed to have regained effective control over these loans. These nonperforming loans are guaranteed by the Federal Housing Administration (“FHA”) or the Department of Veteran’s Administration (“VA”) with the Corporation either reselling these loans or undertaking collection efforts through the FHA/VA foreclosure process for reimbursement of these repurchased loans. The Corporation is reimbursed for substantially all costs incurred after the foreclosure process is complete.

The allowance for loan losses as a percentage of loans receivable remained constant at 1.15% as of March 31, 2005, and December 31, 2004. Management actively monitors the adequacy of the allowance for loan losses, including the appropriateness of the allowance in consideration of the risk characteristics and trends of the loan portfolio.

Provision for Loan Losses and Asset Quality (continued):

Nonperforming loans at March 31, 2005, increased $7.9 million compared to December 31, 2004, primarily due to a residential construction loan totaling $7.6 million becoming 90 days delinquent during the first quarter of 2005. The $6.6 million net decrease in foreclosed real estate at March 31, 2005, compared to December 31, 2004, is primarily due to a decrease in residential real estate owned.

Retail Fees and Charges:

The primary source of retail fees is customer charges for retail financial services such as checking account fees and service charges, charges for insufficient checks or uncollected funds, stop payment fees, overdraft protection fees, transaction fees for personal checking, interchange revenue from use of debit and credit cards and automatic teller machine services. The major components of retail fees and charges for the periods indicated are as follows:

	Three Months Ended March 31,
(In Thousands)	2005	2004
Nonsufficient fund charges and overdraft fees	$10,354	$8,514
Service charges	2,708	2,836
Debit and credit card fees, net	2,007	1,917
Transaction fees and other	1,033	1,230

Retail fees and charges	$16,102	$14,497

The net increase in nonsufficient fund charges and overdraft fees totaling $1.8 million comparing the 2005 three-month period to 2004, is primarily the result of an increase in the Corporation’s customer base and a change in the Corporation’s policy and practice beginning in March 2004 related to accepting more overdraft transactions presented by the Bank’s customers. Fees charged on nonsufficient funds and overdraft transactions were increased effective July 1, 2004, which also contributed to the overall increase in retail fees and charges comparing the 2005 period to 2004.

Loan Servicing Fees:

The major components of loan servicing fees for the periods indicated are as follows:

	Three Months Ended March 31,
(In Thousands)	2005	2004
Revenue:
Loan servicing fees	$8,455	$9,553
Late loan payment fees	1,543	1,655

Total revenues	9,998	11,208
Amortization of mortgage servicing rights	(8,829)	(12,385)

Loan servicing fees, net	$1,169	$(1,177)

Mortgage loans serviced by the Bank at March 31 are summarized below:

	2005	2004
Total mortgage loans serviced by the Bank	$12,968,577	$14,623,162
Less loans sub-serviced for buyer of servicing until servicing is transferred	9,289,733	—

Total mortgage loans serviced by the Bank, excluding loans sub-serviced	$3,678,844	$14,623,162

Total mortgage loans serviced by the Bank, excluding loans sub-serviced:
Other investors	$1,120,505	$11,166,995
Loans owned by the Bank	2,558,339	3,456,167

	$3,678,844	$14,623,162

On March 31, 2005, the Corporation sold mortgage servicing rights relating to $9.3 billion of mortgage loans serviced for other investors and its wholesale mortgage origination network. These sales were in connection with the Corporation’s plan to exit the mortgage loan servicing and wholesale mortgage origination businesses. The Corporation intends to sell the remaining rights to service mortgage loans with outstanding balances of $1.1 billion for other investors by the end of the second quarter of 2005. The Corporation has entered into an interim sub-servicing arrangement with the buyer of the mortgage servicing rights to continue to service the mortgage loans until the loan servicing can be transferred. The transfer of loan servicing is expected to occur approximately 90 to 120 days after the March 31, 2005 sale date.

Mortgage Servicing Rights Valuation Adjustment:

Prior to the aforementioned sale of the Corporation’s mortgage servicing rights, a valuation recovery of $8.3 million was recorded. This valuation recovery was mostly offset by losses of $5.7 million on the sale of securities held by the Corporation as an economic hedge of the mortgage servicing rights and a net loss of $1.1 million from other hedging vehicles used to protect against fair value changes in the Corporation’s mortgage servicing rights asset. As of March 31, 2005, these securities and hedging vehicles previously held by the Corporation for the purpose of hedging its mortgage servicing rights asset were no longer outstanding. The $8.3 million valuation recovery during the 2005 period compares to a valuation adjustment loss totaling $18.9 million recorded during the 2004 period as a result of an increase in interest rates during the 2005 first quarter. At March 31, 2005, the valuation allowance on the mortgage servicing rights portfolio totaled $3.2 million compared to $41.2 million at December 31, 2004, and $68.2 million at March 31, 2004. This decrease primarily relates to the sale of mortgage servicing rights and the recovery of previously recognized losses during the first quarter of 2005.

Gain (Loss) on Sales of Securities:

As part of management’s strategy to partially offset valuation adjustments in its mortgage servicing rights portfolio, the Corporation sold $678.6 million and $746.3 million of available for sale investment securities at a pre-tax loss of $5.7 million and at a pre-tax gain of $17.0 million for the quarters ended March 31, 2005 and 2004, respectively. Additionally, during the first quarter of 2005, in conjunction with the Corporation’s sale of mortgage servicing rights and its need to realign the balance sheet to sustain an acceptable balance sheet interest rate risk profile, the Corporation sold $678.6 million of available for sale mortgage-backed securities at a loss of $12.7 million.

Changes in Fair Values of Derivatives, Net:

The following changes in fair value of derivatives were recorded for the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2005	2004
Increase (decrease) in the fair value of:
Interest rate floor agreements not qualifying for hedge accounting	$2,388)	$2,372
Interest rate swap and swaption agreements not qualifying for hedge accounting	1,371	—
Interest rate cap agreement not qualifying for hedge accounting	(130)	(900)
Other items, net	—	(66)

Changes in fair values of derivatives, net	$(1,147)	$1,406

The interest rate floor, swap and swaption agreements not qualifying for hedge accounting were principally held by the Corporation as free-standing derivatives to hedge against changes in the fair value of the Corporation’s mortgage servicing rights portfolio. For the quarters ended March 31, 2005 and 2004, the net change in fair value of these free standing derivatives of a $1.0 million loss and a $2.4 million gain, respectively, partially offset the mortgage servicing rights valuation adjustment in conjunction with the aforementioned securities losses and gains.

As a result of the Corporation’s sale of its mortgage servicing rights portfolio as of March 31, 2005, the Corporation terminated interest rate floor agreements with a notional amount of $950.0 million and interest rate swaption agreements with a notional amount of $150.0 million that were previously outstanding as of December 31, 2004. At March 31, 2005, the Corporation continued to hold certain free-standing derivatives for general balance sheet interest rate risk management purposes including interest rate floors with a notional amount of $600.0 million and an interest rate cap agreement with a notional amount of $100.0 million. Net market valuation adjustments related to the interest rate caps recorded during the three months ended March 31, 2005 and 2004 resulted in losses totaling $130,000 and $900,000, respectively.

Loss on Termination of Interest Rate Swap Agreements:

The Corporation terminated pay-fixed swap agreements with a notional amount of $720.0 million which had been accounted for as cash flow hedges on three-month adjustable rate FHLB advances totaling $720.0 million. These adjustable rate FHLB advances were not renewed or were prepaid during March 2005. The termination of these pay-fixed swap agreements resulted in the payment of cash to the counterparty of the swap of $42.5 million and the recognition of a $42.5 million loss. See Note C “Derivative Financial Instruments” for additional information.

Loss on Early Extinguishment of Debt:

The Corporation prepaid $600.0 million in convertible fixed-rate FHLB advances which resulted in the recognition of a loss on early extinguishment of debt of $40.7 million comprised of a $19.1 million prepayment penalty paid to the FHLB and the write off of carrying value adjustments of $21.6 million associated with fair value hedges on these FHLB advances. See Note C “Derivative Financial Instruments” for additional information.

Gain on Sale of Mortgage Servicing Rights and Wholesale Mortgage Origination Network:

The Corporation sold $107.7 million of mortgage servicing rights associated with $9.3 billion of mortgage loans serviced for other investors and its wholesale mortgage origination network. In conjunction with the sale, the Corporation recognized a gain of $5.4 million.

Gain on Sales of Loans:

The Corporation’s mortgage-banking activities involve the origination of mortgage loans and the subsequent sale of these mortgage loans in the secondary market. The category in the Consolidated Statement of Income entitled “Gain on Sales of Loans” includes changes in the fair values of certain derivative financial instruments (forward loan sales commitments, rate lock commitments to originate mortgage loans held for sale and call options) and changes in the fair value of hedged items (warehouse loans) in addition to net realized gains on the sales of loans. These derivative financial instruments relate to mortgage banking activities. Warehouse loans which qualify for hedge accounting are recorded at fair value with the changes in fair value reported in current earnings. Warehouse loans which do not qualify for hedge accounting are carried at the lower of cost or market. See Note C “Derivative Financial Instruments” for additional information related to derivative financial instruments.

During the three months ended March 31, 2005 and 2004, mortgage loans totaling $430.6 million and $568.8 million were sold. Mortgage loans are typically originated by the Corporation and sold in the secondary market. Generally, for loans originated during the first quarter of 2005 within the Corporation’s market area, the loans were sold with loan servicing retained while loans originated outside of the Corporation’s market area totaling $97.8 million were sold with loan servicing released. The Corporation did not sell loans with servicing released during the first quarter of 2004. The Corporation recorded net gains on (i) the sales of loans and (ii) changes in the fair values of mortgage banking related derivative financial instruments and hedged items during the three months ended March 31, 2005, totaling $2.4 million compared to a net gain of $198,000 for the three months ended March 31, 2004. The increase in net gains in the first quarter of 2005 compared to the 2004 period primarily relates to the improved pricing of retail loan originations which were sold in the secondary market. Additionally, the increase reflects the recognition of gains associated with certain warehouse loans with market values greater than cost which had been carried at the lower of cost or market thereby deferring gain recognition until the loans were actually sold.

Bank Owned Life Insurance:

In December 2000, the Corporation invested in two BOLI policies with a total contract value of $200.0 million. During the three months ended March 31, 2005, the Corporation recorded $2.9 million in net revenue from the BOLI program compared to $8.0 million during the three months ended March 31, 2004. The decrease for the three months ended March 31, 2005, compared to 2004 is due to an amendment signed on one of these BOLI policies effective February 25, 2004, resulting in the recognition of an asset and an increase to pre-tax income totaling $5.3 million in the first quarter of 2004. This amendment allows the Corporation to receive a guaranteed payment of a certain component of the BOLI policy if there is a full and complete surrender of all outstanding certificates of the BOLI.

Other Operating Income:

The following table details the major components of other operating income for the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2005	2004
Brokerage commissions	$2,703	$2,095
Insurance services income	1,280	1,428
Credit life and disability commissions	272	364
Loan fee income	1,042	1,058
Other income	1,211	1,674

Other operating income	$6,508	$6,619

Brokerage commissions for the three months ended March 31, 2005, increased over the 2004 period due primarily to improved productivity and expansion of the number of financial consultants. Insurance services income decreased due to lower sales comparing the 2005 periods to 2004 attributable to lower rates of return offered on annuity products making the annuity products less attractive to customers. Credit life and disability commissions decreased for the three months ended March 31, 2005, compared to the respective 2004 period primarily due to lower volumes of policies written due to a decrease in consumer and home equity term loan volume. Loan fee income decreased slightly for the 2005 three-month period compared to the 2004 period primarily due to lower loan fee income resulting from decreases in certain loan volumes and related fee generation.

General and Administrative Expenses:

The following table details the components of general and administrative expenses for the three months ended March 31, 2005 and 2004, and the increases and decreases by dollar amount and percentage for 2005 compared to 2004:

	Three Months Ended March 31,		2005 to 2004
(Dollars in Thousands)	2005	2004	Increase (Decrease)	Percentage Change
Compensation and benefits	$33,130	$32,886	$244.7%
Occupancy and equipment	9,566	10,164	(598)	(5.9)
Data processing	5,075	4,621	454	9.8
Advertising	2,688	3,555	(867)	(24.4)
Communication	2,954	3,146	(192)	(6.1)
Item processing	2,738	3,030	(292)	(9.6)
Outside services	3,414	3,872	(458)	(11.8)
Loan expenses	1,798	1,505	293	19.5
Foreclosed real estate, net	1,434	1,925	(491)	(25.5)
Other operating expenses	3,379	3,955	(576)	(14.6)
Exit costs	2,792	—	2,792	N/M

Total general and administrative expenses	$68,968	$68,659	$309.5%

The net increase in the 2005 quarter compared to 2004 is primarily due to net increases comparing periods in data processing, loan expenses and compensation and benefits. Primarily offsetting these increases are net decreases in advertising, occupancy and equipment, foreclosed real estate and outside services. The 2005 increase in data processing is primarily due to increases in maintenance and licensing expenses. The increase in compensation and benefits for the three months ended March 31, 2005, compared to 2004 is primarily due to annual merit increases, executive hiring bonuses and severance costs. The decrease in advertising is primarily due to the reduction of promotions relating to checking account and consumer loan products. The decrease in occupancy and equipment is primarily due to decreases in depreciation, equipment rental and equipment repairs. The decrease in foreclosed real estate is primarily due to decreases in impairment losses recorded on foreclosed properties, decreases in net real estate owned operating expenses due to the sale of the residential master planned community in Nevada during the second quarter of 2004, and to an increase in the net gain on the sale of foreclosed properties. The decrease in outside services comparing the three months ended March 31, 2005 to 2004 is due primarily to decreased costs in special project-related consulting services. Management expects 2005 expense growth will generally be tied to the growth in its sales force in key market areas which is expected to be favorably offset with future revenue growth.

Also adding to the increase in general and administrative expenses was $2.8 million in exit costs related to the sale of $107.7 million of mortgage servicing rights and the Corporation’s wholesale mortgage origination network. See Note B, “Sale of Mortgage Servicing and Wholesale Mortgage Origination Network” for additional information about the exit costs recorded in the first quarter of 2005.

Amortization of Core Value of Deposits:

For the three months ended March 31, 2005, amortization of core value of deposits totaled $977,000 compared to $1.2 million for the three months ended March 31, 2004. The net decrease in amortization expense for the 2005 three-month period compared to the 2004 period is due primarily to core value of deposits amortizing on an accelerated run-off basis and certain core values of deposits that became fully amortized by June 30, 2004.

Impairment of Goodwill:

The Corporation intends to eliminate the Mortgage Banking segment as a result of the sale of mortgage servicing rights and wholesale mortgage origination network, and in anticipation of the sale of the remaining mortgage servicing rights during the second quarter of 2005. Therefore, the goodwill for the Mortgage Banking segment of $3.5 million was deemed impaired and written-off as of March 31, 2005 in accordance with the provisions of SFAS No. 142. See Note D, “Goodwill and Core Value of Deposits” for additional information.

Income Tax Provision (Benefit):

For the three months ended March 31, 2005, the Corporation had an income tax benefit totaling $32.2 million compared to an income tax provision totaling $6.0 million for the three months ended March 31, 2004. The income tax benefit in 2005 was favorably affected by a refund of federal income taxes totaling $1.6 million received in the first quarter. The tax benefit related to the refund claim was not previously recognized because there was no assurance the claim would be approved. The effective income tax benefit rate on the loss from operations for the three months ended March 31, 2005, was 37.7% compared to an income tax rate of 25.0% on income from operations for the respective 2004 period. The change in the effective income tax rates is due to the lower levels of pre-tax income in 2005 compared to 2004. The effective tax rate for the three months ended March 31, 2005 and 2004, vary from the statutory rate of 35.0% due primarily to tax benefits from the BOLI, tax-exempt interest income and tax credits.

ASSET/LIABILITY MANAGEMENT:

Associated with the sale of the mortgage servicing portfolio during the quarter ended March 31, 2005, the Corporation executed certain balance sheet transactions to realign the balance sheet and sustain an acceptable interest rate risk profile for the Corporation. These transactions included the prepayment of certain FHLB advances and reverse repurchase agreements, the termination of associated interest rate hedges and the sale of certain mortgage-backed securities. Specifically, the Corporation terminated pay-fixed swap agreements with a notional amount of $720.0 million which had been accounted for as cash flow hedges of three-month adjustable rate FHLB advances totaling $720.0 million. These adjustable-rate FHLB advances were not renewed or were prepaid during March 2005. The termination of these pay-fixed swap agreements resulted in the payment of cash to the counterparty of the swap of $42.5 million and the recognition of a $42.5 million loss which had previously been recorded as a loss in other comprehensive income in accordance with the accounting rules for cash flow hedges. Additionally, the Corporation prepaid $600.0 million in convertible fixed-rate FHLB advances which resulted in the recognition of a loss on early extinguishment of debt of $40.7 million comprised of a $19.1 prepayment penalty paid to the FHLB and the write off of carrying value adjustments of $21.6 million associated with fair value hedges on these FHLB advances. Correspondingly, the Corporation terminated interest rate swaption agreements with a notional amount of $600.0 million and interest rate swap agreements with a notional amount of $200.0 million which had been accounted for as fair value hedges of this convertible fixed-rate FHLB debt. The Corporation received $7.7 million upon the termination of these agreements equal to the fair value of these derivatives. Subsequent to the payoff of the $600.0 million in convertible fixed-rate FHLB advances during mid-March 2005, the Corporation entered into forward-starting swaps with a notional amount of $500.0 million to hedge the interest rate risk related to interest payments generated by the forecasted issuance of new fixed-rate FHLB debt. When this new FHLB debt was taken down later in the month of March 2005, these forward-starting swaps were terminated. The fair value gain of $2.3 million on these cash flow hedges remains in other comprehensive income and will be amortized as a reduction to interest expense over the life of the new FHLB debt. The Corporation also terminated $200.0 million in reverse repurchase agreements resulting in a $4.6 million penalty and sold $678.6 million in mortgage-backed securities resulting in a loss of $12.7 million. The total pre-tax loss related to these balance sheet realignment transactions was $100.5 million, or $65.3 million on an after-tax basis.

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

The Bank’s ability to pay cash distributions to the parent company is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Capital distribution regulations of the OTS, as defined, allow the Bank to pay capital distributions during a calendar year upon notice to the OTS. These capital distributions are limited to the sum of 100% of the Bank’s retained net income (defined as net income determined in accordance with generally accepted accounting principles less total capital distributions declared) for the current calendar year plus the Bank’s retained net income for the preceding two calendar years. Capital distributions in excess of such amount require the submission of an application for approval from the OTS. At March 31, 2005, the Bank’s total distributions exceeded its retained net income by $101.7 million under this regulation thereby requiring the Bank to file an application with the OTS for any capital distribution.

The parent company’s ability to complete its current Board approved authorization of common stock repurchases by the June 30, 2005, expiration date is dependent on the Bank’s ability to generate sufficient earnings in order to pay dividends to the parent company, while maintaining regulatory capital at a well-capitalized level. Management closely evaluates its capital and liquidity position before stock repurchases are made. During the three months ended March 31, 2005, the parent company repurchased 609,700 of its common stock at a cost of $16.7 million. As of March 31, 2005, there remained 857,100 shares of the Corporation’s common stock to be repurchased by June 30, 2005, under a repurchase program approved by the Board of Directors.

On March 30, 2005, the parent company issued $20.6 million of floating-rate junior subordinated debt securities through Commercial Federal Capital Trust III which was formed for the purpose of issuing capital securities to unrelated investors and for investing the proceeds thereof in these junior subordinated debt securities. On March 31, 2005, the parent company used the proceeds to inject a $20.0 million capital infusion to the Bank.

Cash dividends paid by the parent company to its common stock shareholders are declared by the Board of Directors of the Corporation and depend on a variety of factors, including operating results and financial condition, liquidity, regulatory capital limitations and other factors. The Corporation currently expects that cash dividends will continue to be paid in the future. Payments of cash dividends totaled $5.3 million for the three months ended March 31, 2005, compared to $5.2 million for the respective 2004 period. The increases in the current year cash dividend payments are in line with the Corporation’s goal of increasing dividends at or above the growth rate of earnings in future periods, partially reduced by the decrease in common shares outstanding due to the repurchase of such shares. The Corporation’s ability to meet this goal will be contingent on the Bank’s capacity to pay cash distributions to the parent company in consideration of regulatory limitations.

The Bank’s primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the FHLB, and (iv) cash generated from operations. Net cash flows provided by operating activities totaled $99.4 million for the three months ended March 31, 2005, compared to net cash flows used for operating activities totaling $102.9 million for the three months ended March 31, 2004. Amounts fluctuate from period to period primarily as a result of mortgage banking activity relating to the timing of cash outlays for purchases and originations of loans for resale and the receipt of proceeds from the sales of mortgage loans held for sale. The volatility in cash flows associated with loans held for sale is affected by the timing of cash outlays for mortgage loan originations and purchases and the receipt of proceeds from the sales of mortgage loans. However, due to the cyclical pattern of mortgage loan activity (originations, purchases and sales) and the short period of time between the origination or purchase of the loans and the subsequent sale (generally, 60 days or less), the amount of funding necessary to sustain the mortgage banking operations does not significantly affect the Bank’s overall liquidity requirements.

Net cash provided or used by investing activities fluctuates from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities, (ii) the purchase and origination of loans held for investment and (iii) the purchases and sales of available-for-sale securities. Net cash flows provided by investing activities totaled $901.6 million and $241.2 million, respectively, during the three months ended March 31, 2005 and 2004. The 2005 period net cash inflow is primarily due to mortgage-backed and

LIQUIDITY AND CAPITAL RESOURCES (Continued):

investment securities sales associated with the sale of mortgage servicing rights and the transactions executed during the current quarter to realign the Corporation’s balance sheet and sustain an acceptable interest rate risk profile for the Corporation (see the preceding “Asset/Liability Management” section). The 2004 period net cash inflow is primarily due to loan and mortgage-backed securities prepayments exceeding the cash outlays for the purchase of loans. These prepayments occurred as a result of the relatively low interest rate environment during this 2004 period. In addition, this activity involved the Bank’s sales of securities to generate net gains to strategically offset the valuation adjustment loss related to mortgage servicing rights totaling $18.9 million for the three months ended March 31, 2004.

Net cash flows used by financing activities totaled $1.0 billion and $117.3 million, respectively, for the three months ended March 31, 2005 and 2004. Advances from the FHLB and deposits have been the primary sources to provide for the Corporation’s funding needs during each of the periods presented. The Corporation experienced a net increase in deposits totaling $122.9 million for the three months ended March 31, 2005, compared to a net increase of $25.0 million for the three months ended March 31, 2004. The net increase in deposits for the three months ended March 31, 2005, is due to a net increase of $194.9 million in core deposits partially offset by net decreases in certificates of deposits and custodial escrow accounts totaling $64.2 million and $7.8 million, respectively. The net increase of $122.9 million in deposits, which excludes escrow accounts, is primarily attributable to new product promotion and a corresponding increase in new customer accounts. The net decrease in certificates of deposit is due to the run-off in the higher costing certificates of deposit portfolio pursuant to the Corporation’s business strategy. The Corporation’s current pricing is to offer rates in the mid-range relative to its markets. Custodial escrow accounts are lower due to lower mortgage loan activity attributed to higher interest rates and the decrease in the Corporation’s residential mortgage loan servicing portfolio. The $25.0 million increase in deposits at March 31, 2004, is due to net increases in core deposits and custodial escrow accounts totaling $69.1 million and $49.6 million, respectively, partially offset by a net decrease in certificates of deposit totaling $93.6 million. The net reduction in FHLB advances totaling $1.1 billion at March 31, 2005, compared to December 31, 2004, is primarily due to transactions related to the aforementioned balance sheet alignment associated with the sale of mortgage servicing rights as of March 31, 2005. See the preceding “Asset/Liability Management” section for additional information on these transactions. For the quarter ended March 31, 2004, the Corporation had a net decrease of FHLB advances totaling $194.6 million primarily due to net repayments. During the three months ended March 31, 2005, the Corporation repurchased 609,700 shares of its common stock at a cost of $16.7 million compared to 757,400 shares at a cost of $20.3 million during the three months ended March 31, 2004.

During the second quarter of 2004, the Community Development Financial Institutions Fund of the United States Department of the Treasury selected a subsidiary of the Bank to participate in the New Markets Tax Credit Program (“NMTC Program”). Participation in the NMTC Program enables the Corporation to acquire federal tax credits by making loans to qualified businesses and individuals in low-income communities. The Corporation’s overall maximum tax credit would be equal to 39% of its $23.0 million total allowable equity investment, credited at a rate of 5% in each of the first three years and 6% in each of the final four years. In the first quarter of 2005, the Bank invested $7.0 million of its $23.0 million allowable equity investment into this subsidiary. The Corporation has also made application for an additional investment allocation pursuant to this NMTC Program.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS:

Through the normal course of operations, the Corporation enters into certain contractual obligations and other commitments. These obligations generally relate to the funding of operations through debt issuances as well as leases for premises and equipment. As a financial institution, the Corporation routinely enters into off-balance sheet agreements including commitments to extend credit, standby letters of credit, and financial guarantees on loans sold with recourse and on other contingent obligations. Loan commitments secured by real estate are generally expected to settle within three months of origination, while commercial operating loan and line of credit commitments generally expire within 12 months and are renewable annually. The outstanding commitments to originate loans or fund commercial and consumer lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. Such commitments are subject to the same credit policies and approval processes accorded to loans made by the Corporation. Mortgage loan commitments include loans in the process of approval for which the Corporation has rate lock commitments. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described. At March 31, 2005, the Corporation had $1.2 billion of outstanding loan commitments. See Note F “Commitments and Contingencies” for additional information regarding the Corporation’s commitments and guarantees. Certain commitments of the Corporation are derivative financial instruments. See Note C “Derivative Financial Instruments” for additional information regarding derivative financial instruments.

The Corporation’s other contractual obligations consist of certificates of deposit, FHLB advances and other borrowings, operating lease obligations and purchase obligations. Contractual obligations have not changed significantly in the aggregate at March 31, 2005 compared to December 31, 2004 except for the decrease in FHLB advances of $1.1 billion. Management closely monitors the availability of liquid and capital resources to meet the Corporation’s funding requirements for operating activities, including commitments and contractual obligations. Management does not foresee any difficulties in meeting its liquidity requirements in order to ensure the safety and soundness of its operations.

Item 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Information as of March 31, 2005, concerning the Corporation’s exposure to market risk, has not changed significantly compared to the December 31, 2004, disclosures presented under Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Corporation’s Annual Report on Form 10-K for the Corporation’s year ended December 31, 2004. The absolute level of the Bank’s net portfolio value ratio has risen primarily as a result of the reduction in assets during the first quarter of 2005. The Bank’s net portfolio value ratios for various hypothetical rate shocks continue to be within all of the limits set by the Bank’s Board of Directors and the OTS to maintain the most favorable risk rating.

Item 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2005, such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Corporation in the reports it files under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Controls over Financial Reporting. There have been no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c).	Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The following table details the Corporation’s purchases of its common stock during the quarter ended March 31, 2005:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that can be Purchased Under the Plan
January 2005: Beginning Date - January 1 Ending Date - January 31	242,300	$27.37	242,300	1,224,500

February 2005: Beginning Date - February 1 Ending Date - February 28	140,300	$27.26	140,300	1,084,200

March 2005: Beginning Date - March 1 Ending Date - March 31	227,100	$27.47	227,100	857,100

(1)	On November 25, 2003, the Corporation’s Board of Directors approved and the Corporation publicly announced the repurchase of 3,000,000 shares of common stock to be completed by June 30, 2005.

Item 5. Other Information

The Bank assumed a lawsuit in its merger with Mid Continent Bancshares, Inc., a 1998 acquisition, against the United States government relating to a supervisory goodwill claim filed by the former Mid Continent. The Bank was awarded $5.6 million in damages on January 29, 2004. The Government filed a Motion for Reconsideration of this ruling on February 12, 2004, which was denied. On July 16, 2004, the Government filed its appellate brief with the United States Court of Appeals for the Federal District (the “Court”). The Bank filed an appellate brief with the Court on September 22, 2004. The Government filed a responsive brief on November 22, 2004, and a corrected brief on November 30, 2004. The Bank filed a reply brief on December 20, 2004. The Government filed a joint appendix on December 23, 2004. On April 8, 2005, the United States Court of Appeals, without oral arguments and without issuing an opinion, affirmed the ruling of the United States Court of Federal Claims in its entirety. Both parties have 60 days from April 8, 2005 to seek further appeal to the Unites States Supreme Court. The ultimate collectibility of this award is contingent on a number of factors and future events which are beyond the control of the Bank, as to substance, timing and amount of damages that may be paid to the Bank. The Corporation has not recorded a receivable pursuant to this award.

Item 6. Exhibits

2.1	Servicing Rights Purchase and Sale Agreement Between Wells Fargo Bank, N.A. (Purchaser) and Commercial Federal Bank (Seller) Dated March 31, 2005. Exhibit A “Purchase Price Percentage” is omitted and the Registrant agrees to supplementally furnish a copy of this exhibit to the Securities and Commission upon request.

4.6	The Corporation hereby agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of the capital securities of Commercial Federal Capital Trust III (as of March 30, 2005) and related junior subordinated debt securities of Commercial Federal Corporation due March 23, 2035 ($20,619,000).

10.11	Interim Servicing Agreement Between Wells Fargo Bank, N. A. as Servicer and Commercial Federal Bank as Interim Servicer Dated as of March 31, 2005.

10.20	Term Credit Business Promissory Note Dated March 25, 2005 and Third Amendment to Loan Agreement Dated March 25, 2005 to the Loan Agreement Dated December 30, 2002 as Amended December 29, 2003 (Amendment No. 1) and December 30, 2004 (Amendment No. 2) Between Commercial Federal Corporation and First National Bank of Omaha.

10.21	Form of Notice of Stock Option Award Dated March 11, 2005 to each Director of the Board of Directors of the Corporation and the Bank awarded stock options under the Commercial Federal Corporation 2002 Stock Option and Incentive Plan.

10.22	Form of Notice of Stock Option Award Dated March 11, 2005 to each employee of the Bank awarded stock options under the Commercial Federal Corporation 2002 Stock Option and Incentive Plan.

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a).

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a).

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL FEDERAL CORPORATION
(Registrant)

Date: May 6, 2005	/s/ David S. Fisher
David S. Fisher, Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 6, 2005	/s/ Gary L. Matter
Gary L. Matter, Senior Vice President,
Controller and Secretary
(Principal Accounting Officer)