Form 10-Q
period 2005-06-30
COMMERCIAL FEDERAL CORP
filed 2005-08-04
CIK 744778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    YES  ☒    NO  ☐

As of July 29, 2005, the registrant had 38,222,771 shares outstanding of its common stock, par value $.01 per share.

COMMERCIAL FEDERAL CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

(Unaudited)

(Dollars in Thousands Except Par Value)	June 30, 2005	December 31, 2004
ASSETS

Cash (including short-term investments of $30,874 and $35,334)	$212,696	$189,179
Investment securities available for sale, at fair value	522,403	1,071,223
Mortgage-backed securities available for sale, at fair value	608,906	996,844
Loans held for sale, net	198,570	276,772
Loans receivable, net of allowances of $89,268 and $89,841	7,758,037	7,698,970
Federal Home Loan Bank stock	157,700	204,409
Foreclosed real estate	11,316	17,835
Premises and equipment, net	176,083	174,394
Bank owned life insurance	250,875	251,581
Other assets	250,317	395,099
Core value of deposits, net of accumulated amortization of $70,566 and $68,619	10,483	12,430
Goodwill	159,229	162,717

Total Assets	$10,316,615	$11,451,453

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$6,354,932	$6,422,783
Advances from Federal Home Loan Bank	2,798,108	3,685,630
Other borrowings	306,848	310,958
Other liabilities	101,334	242,752

Total Liabilities	9,561,222	10,662,123

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 38,213,347 and 39,254,139 shares issued and outstanding	382	393
Retained earnings	746,748	826,169
Accumulated other comprehensive income (loss), net	8,263	(37,232)

Total Stockholders’ Equity	755,393	789,330

Total Liabilities and Stockholders’ Equity	$10,316,615	$11,451,453

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2005	2004	2005	2004
Interest Income:
Loans receivable	$120,585	$119,750	$235,124	$239,861
Mortgage-backed securities	7,711	11,651	17,707	24,013
Investment securities	8,199	13,616	22,685	27,915

Total interest income	136,495	145,017	275,516	291,789

Interest Expense:
Deposits	33,359	26,901	65,290	56,684
Advances from Federal Home Loan Bank	30,035	43,384	70,306	87,625
Other borrowings	6,038	3,310	16,600	5,087

Total interest expense	69,432	73,595	152,196	149,396
Net Interest Income	67,063	71,422	123,320	142,393
Provision for Loan Losses	(4,079)	(3,106)	(12,399)	(7,959)

Net Interest Income After Provision for Loan Losses	62,984	68,316	110,921	134,434

Other Income (Loss):
Retail fees and charges	18,853	16,881	34,955	31,378
Loan servicing fees, net of mortgage servicing rights amortization	2,399	(4,174)	3,568	(5,351)
Mortgage servicing rights valuation adjustment, net	(702)	38,866	7,600	19,973
Gain (loss) on sales of securities	1,738	(31,351)	(16,621)	(14,375)
Changes in fair values of derivatives, net	(139)	(7,639)	(1,286)	(6,233)
Loss on termination of interest rate swap agreements	—	—	(42,457)	—
Loss on early extinguishment of debt	—	—	(40,731)	—
Gain (loss) on sale of mortgage servicing rights and wholesale mortgage origination network	(2,106)	—	3,306	—
Gain on sales of loans	885	2,516	3,290	2,714
Bank owned life insurance	2,976	3,015	5,872	11,046
Other operating income	5,625	7,145	12,133	13,764

Total other income (loss)	29,529	25,259	(30,371)	52,916

Other Expense:
General and administrative expenses -
Compensation and benefits	34,226	31,537	67,356	64,423
Occupancy and equipment	9,673	9,994	19,239	20,158
Data processing	5,103	4,643	10,178	9,264
Advertising	1,802	3,940	4,490	7,495
Communication	3,104	3,332	6,058	6,478
Item processing	3,040	3,156	5,778	6,186
Outside services	2,474	3,872	5,888	7,744
Loan expenses	1,021	2,445	2,819	3,950
Foreclosed real estate, net	510	(1,217)	1,944	708
Other operating expenses	1,469	5,503	4,848	9,458
Merger costs	7,578	—	7,578	—
Exit costs	864	—	3,656	—

Total general and administrative expenses	70,864	67,205	139,832	135,864
Amortization of core value of deposits	970	1,218	1,947	2,435
Impairment of goodwill	—	—	3,488	—

Total other expense	71,834	68,423	145,267	138,299

Income (Loss) Before Income Taxes	20,679	25,152	(64,717)	49,051
Income Tax Provision (Benefit)	6,712	6,450	(25,472)	12,431

Net Income (Loss)	$13,967	$18,702	$(39,245)	$36,620

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted Average Number of Common Shares Outstanding Used in Basic Earnings (Loss) Per Share Calculation	38,124,743	40,527,096	38,567,140	40,750,584
Add Assumed Exercise of Outstanding Stock Options as Adjustments for Dilutive Securities (1)	636,063	672,858	—	727,430

Weighted Average Number of Common Shares Outstanding Used in Diluted Earnings (Loss) Per Share Calculation	38,760,806	41,199,954	38,567,140	41,478,014

Basic Earnings (Loss) Per Common Share	$.37	$.46	$(1.02)	$.90

Diluted Earnings (Loss) Per Common Share (1)	$.36	$.45	$(1.02)	$.88

Dividends Declared Per Common Share	$.145	$.135	$.28	$.26

(1)	The conversion of stock options for the six months ended June 30, 2005, is not assumed since the Corporation incurred a loss from operations. As a result, for the six months ended June 30, 2005, the diluted loss per share is computed the same as the basic loss per share.

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2005	2004	2005	2004
Net Income (Loss)	$13,967	$18,702	$(39,245)	$36,620

Other Comprehensive Income (Loss):
Unrealized holding gains (losses) on securities available for sale	8,668	(77,605)	(27,026)	(40,441)
Fair value adjustment on interest rate swap agreements	(3,986)	52,600	28,422	36,956
Reclassification of net losses (gains) included in net income (loss) pertaining to:
Securities sold	(1,738)	31,351	16,621	14,375
Termination of interest rate swap agreements	—	—	42,457	—
Amortization of deferred loss on terminated interest rate swap agreements	2,435	4,984	9,520	9,861

Other Comprehensive Income Before Income Taxes	5,379	11,330	69,994	20,751
Income Tax Provision	1,890	3,963	24,499	7,266

Other Comprehensive Income	3,489	7,367	45,495	13,485

Comprehensive Income	$17,456	$26,069	$6,250	$50,105

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in Thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(39,245)	$36,620
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of core value of deposits	1,947	2,435
Impairment of goodwill	3,488	—
Depreciation and amortization	8,502	8,794
Amortization of deferred discounts and fees, net of premiums	4,779	12,768
Amortization of mortgage servicing rights	8,887	27,285
Amortization of deferred loss on terminated interest rate swap agreements	9,520	9,861
Valuation adjustment of mortgage servicing rights, net	(7,600)	(19,973)
Provision for losses on loans	12,399	7,959
Loss on termination of interest rate swap agreements	42,457	—
Loss on early extinguishment of debt	40,731	—
Gain on sales of loans	(3,290)	(2,714)
Loss on sales of securities and changes in fair values of derivatives, net	17,907	20,608
Gain on sale of mortgage servicing rights and wholesale mortgage origination network	(3,306)	—
Proceeds from sales of loans	729,049	1,485,477
Origination of loans for resale	(294,559)	(496,136)
Purchases of loans for resale	(418,130)	(1,100,690)
Decrease (increase) in bank owned life insurance	706	(11,046)
Stock dividends from Federal Home Loan Bank	(4,163)	(4,248)
Decrease (increase) in broker receivable from sales of securities and derivative settlements	(4,306)	49,686
Decrease in broker payable on derivative settlements and purchases of securities	(52,650)	(39,329)
Decrease in interest receivable	7,151	6,412
Decrease in interest payable	(4,216)	(1,281)
Increase (decrease) in other liabilities, net	(22,075)	34,284
Other items, net	5,593	(20,872)

Total adjustments	78,821	(30,720)

Net cash provided by operating activities	39,576	5,900

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of loans	(21,018)	(130,200)
Repayment of loans, net of originations	(23,420)	408,760
Proceeds from sales of investment securities available for sale	672,925	1,171,252
Purchases of investment securities available for sale	(204,850)	(1,178,316)
Maturities and principal repayments of investment securities available for sale	61,761	2,614
Proceeds from sales of mortgage-backed securities available for sale	783,624	—
Purchases of mortgage-backed securities available for sale	(485,821)	(17)
Principal repayments of mortgage-backed securities available for sale	81,975	195,237
Proceeds from sales of mortgage servicing rights and wholesale mortgage origination network	95,008	—
Proceeds from sales of Federal Home Loan Bank stock	55,544	—
Purchases of Federal Home Loan Bank stock	(4,672)	—
Proceeds from sales of real estate	10,015	20,921
Payments to acquire real estate	—	(2,318)
Purchases of premises and equipment, net	(7,330)	(14,560)
Other items, net	—	6,413

Net cash provided by investing activities	1,013,741	479,786

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(Unaudited)

	Six Months Ended June 30,
(Dollars in Thousands)	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES

Net decrease in deposits	$(67,851)	$(211,863)
Proceeds from Federal Home Loan Bank advances	500,000	100,000
Repayments of Federal Home Loan Bank advances	(1,426,101)	(517,375)
Proceeds from securities sold under agreements to repurchase	8,500	209,360
Repayments of securities sold under agreements to repurchase	(8,690)	(9,460)
Proceeds from issuances of other borrowings	24,800	14,036
Repayments of other borrowings	(1,166)	(4,700)
Proceeds from termination of swap and swaption agreements	24,857	—
Payments related to termination of swap agreements	(42,457)	—
Purchases of swap and swaption agreements	(66)	(13,441)
Payments of cash dividends on common stock	(10,595)	(10,319)
Repurchases of common stock	(40,843)	(48,703)
Issuance of common stock	9,812	4,875

Net cash used by financing activities	(1,029,800)	(487,590)

CASH AND CASH EQUIVALENTS

Increase (decrease) in net cash position	23,517	(1,904)
Balance, beginning of year	189,179	158,133

Balance, end of period	$212,696	$156,229

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid (received) during the period for:
Interest expense	$153,333	$145,351
Income taxes, net	(3,959)	10,019
Non-cash investing and financing activities:
Loans exchanged for mortgage-backed securities	2,518	10,588
Loans transferred to real estate	6,627	14,599
Loans originated for sale of foreclosed real estate	—	23,835
Net increase (decrease) to loans held for sale and other borrowings under the Government National Mortgage Association optional repurchase program	(28,873)	4,631
Capital lease and financing obligations incurred	700	7,426
Other items, net	—	(274)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

(Unaudited)

(Columnar Dollars in Footnotes are in Thousands Except Per Share Amounts)

A. FINANCIAL STATEMENT PRESENTATION:

References in this document to the “Corporation” are to Commercial Federal Corporation and its consolidated subsidiaries, including its wholly-owned subsidiary, Commercial Federal Bank, a Federal Savings Bank, and its consolidated subsidiaries (the “Bank”). Parent company references in this document are to the unitary non-diversified savings and loan holding company only. Certain amounts in the prior year periods presented have been reclassified to conform to the June 30, 2005 presentation for comparative purposes. These amounts include the reclassification of average balances from other liabilities to other borrowings for certain capital lease and financing obligations and the related interest expense from general and administrative expenses to interest expense on other borrowings.

The accompanying interim condensed consolidated financial statements have not been audited by the Corporation’s independent auditors. In the opinion of management, all adjustments considered necessary to fairly present the condensed consolidated financial statements have been included. The condensed statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results which may be expected for the entire calendar year 2005.

B. MERGER AGREEMENT WITH BANK OF THE WEST:

On June 13, 2005, the Corporation and Bank of the West entered into an agreement and plan of merger pursuant to which the Corporation and the Bank will be merged into Bank of the West, a California state banking corporation and a subsidiary of BancWest Corporation (“BancWest”). The boards of directors of the Corporation, Bank of the West, BancWest and the board of BancWest’s parent company, BNP Paribas, have approved the transaction. Subject to the terms and conditions of the merger agreement, each outstanding share of the Corporation’s common stock will be converted into the right to receive $34.00 in cash, and the Corporation may also declare and pay a special one-time cash dividend of $.50 per share immediately prior to completion of the merger. The merger is subject to customary closing conditions, including approval of the Corporation’s shareholders and federal and state banking regulators. Once all approvals are received, the merger is expected to close in the fourth quarter of 2005.

The merger agreement includes terms and conditions which affect the conduct of the Corporation’s business until the merger is completed or the agreement is terminated. Among other items, the merger agreement generally requires the Corporation to carry on business in its ordinary course consistent with past practice and in accordance with sound banking practices, and to observe in all material respects its legal and contractual obligations. The merger agreement generally restricts the ability of the Corporation to make material changes in any aspect of the conduct of its business without the consent of BancWest, including significant capital expenditures, new material lines of business or the disposition of assets or incurring of obligations outside of the ordinary course of business. The Corporation is in compliance with its obligations under the merger agreement.

C. MERGER COSTS:

Reflected in merger costs for the second quarter of 2005 is a $6.6 million write-off of a portion of the contract value related to one of the Corporation’s bank owned life insurance (“BOLI”) policies. The contract value was previously increased in the first quarter of 2004 in other income as a result of an amendment to the BOLI policy which allowed the Corporation to receive a guaranteed payment of a certain component of the BOLI policy if there is a full and complete surrender of all outstanding certificates of the BOLI policy under certain conditions. One of these conditions is that the Corporation has not undergone a “change of control” as defined by the amendment. Since the Corporation has met the definition of a “change of control”, as defined, as of June 13, 2005, due to the approval by the Corporation’s board of directors of an agreement and plan of merger with the Corporation and Bank into Bank of the West, the payment of this portion of the contract value is no longer guaranteed and therefore, has been expensed as a merger-related cost. This component of the BOLI policy may be recorded as an increase to the contract value again in the future after certain conditions are met. Also included in merger costs are investment banking fees totaling $1.0 million.

D. SALE OF MORTGAGE SERVICING AND WHOLESALE MORTGAGE ORIGINATION NETWORK:

During the quarter ended June 30, 2005, the Corporation substantially completed the sale of its remaining mortgage servicing rights relating to $1.2 billion of mortgage loans serviced for other investors for a total sales price of $18.0 million. During the quarter ended March 31, 2005, the Corporation sold the mortgage servicing rights relating to $9.3 billion of mortgage loans serviced for other investors and its broker and correspondent bank (“wholesale”) mortgage origination network for a total sales price of $120.0 million. These sales were in connection with the Corporation’s plan to exit the mortgage loan servicing and wholesale mortgage loan origination businesses. The pre-tax loss recorded on the sale during the second quarter of 2005 totaled $2.1 million and the pre-tax gain recorded on the sale during the first quarter of 2005 totaled $5.4 million, resulting in a net year-to-date pre-tax gain of $3.3 million. In accordance with contractual terms, at June 30, 2005, a net receivable totaling $40.8 million related to the sale is outstanding from the buyer. The Corporation received most of these funds as the servicing was transferred to the buyer during July 2005. In addition, during the first quarter of 2005, the Corporation also recognized a $3.5 million impairment loss on goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) relating to its mortgage banking segment as a result of the Corporation exiting the mortgage loan servicing and wholesale mortgage loan origination businesses. No goodwill impairment was recognized during the second quarter of 2005.

The Corporation also entered into an interim sub-servicing arrangement with the buyer of the mortgage servicing rights to continue to service the mortgage loans sold until the loan servicing was transferred. The transfer of loan servicing was completed in July 2005. Associated with the Corporation’s sale of mortgage servicing rights and the wholesale mortgage origination network, the Corporation recognized exit costs of $3.7 million which are included in the consolidated statement of operations in general and administrative expenses under the category “exit costs.” Of the $3.7 million charged to expense, $2.1 million represents estimated contract termination costs. The Corporation expects to recognize severance expense of approximately $1.2 million related to the termination of the employees associated with these business activities of which $894,000 was expensed under the category “exit costs” in the second quarter of 2005. These severance expenses are being recognized ratably over the various retention periods during which the terminated employees are required to render service. These retention periods and termination dates primarily correspond with the transfer of the mortgage loan servicing expected to occur during the third quarter of 2005 and with the transfer of wholesale mortgage origination relationships to the buyer which occurred in the second quarter of 2005. The Corporation’s remaining rights to service mortgage loans for other investors totaled $264,000, net of valuation allowance, at June 30, 2005 associated with loan balances of $57.6 million. The remaining balance of loans serviced for other investors as of June 30, 2005 is expected to be sold by September 30, 2005. The Bank will continue to service its own residential mortgage portfolio which totaled $2.4 billion at June 30, 2005.

D. SALE OF MORTGAGE SERVICING AND WHOLESALE MORTGAGE ORIGINATION NETWORK (continued):

The activity for mortgage servicing rights and the valuation allowance for impairment of mortgage servicing rights for the periods indicated, as well as, the ending balances of mortgage servicing rights and the respective fair values are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Beginning balance before valuation allowance	$20,657	$178,850	$162,423	$185,233
Mortgage servicing rights retained through loan sales	1,796	11,316	6,308	17,318
Sale of mortgage servicing rights	(22,130)	—	(159,579)	—
Amortization expense	(58)	(14,900)	(8,887)	(27,285)

Ending balance before valuation allowance	265	175,266	265	175,266

Valuation allowance, beginning balance	3,156	68,232	41,174	49,339
Amounts charged (credited) to operations	702	(38,866)	(7,600)	(19,973)
Sale of mortgage servicing rights	(3,857)	—	(33,573)	—

Valuation allowance, ending balance	1	29,366	1	29,366

Mortgage servicing rights, net of valuation allowance	$264	$145,900	$264	$145,900

Fair value at the periods ended June 30	$352	$157,955	$352	$157,955

Mortgage loans serviced by the Bank at June 30 are summarized below:

	2005	2004
Total mortgage loans serviced by the Bank	$12,377,984	$14,266,383
Less loans sub-serviced for buyer of servicing until servicing is transferred	9,874,805	—

Total mortgage loans serviced by the Bank, excluding loans sub-serviced	$2,503,179	$14,266,383

Total mortgage loans serviced by the Bank, excluding loans sub-serviced:
Other investors	$57,570	$11,049,759
Loans owned by the Bank	2,445,609	3,216,624

	$2,503,179	$14,266,383

E. DERIVATIVE FINANCIAL INSTRUMENTS:

The following table summarizes the position of the Corporation’s derivative financial instruments which qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) as of June 30, 2005 and December 31, 2004:

			June 30, 2005		December 31, 2004
Hedged Item	Hedging Instrument	Type of Hedge	Notional Amount	Fair Value Gain (Loss)	Notional Amount	Fair Value Gain (Loss)
Savings deposits	Interest rate swap agreements (pay fixed, receive variable)	Cash flow	$200,000	$(112)	$200,000	$(545)

Adjustable-rate FHLB advances	Interest rate swap agreements (pay fixed, receive variable)	Cash flow	—	—	720,000	(70,446)

Call options embedded in fixed-rate FHLB advances	Swaption agreements	Fair value	—	—	600,000	7,020

Fixed-rate FHLB advances	Interest rate swap agreements (pay variable, receive fixed)	Fair value	—	—	200,000	5,762

The Corporation also holds certain derivative financial instruments used for various economic hedging strategies that do not qualify for hedge accounting. These free-standing derivatives include interest rate floor, swaption and cap agreements. In conjunction with the Corporation’s sale of mortgage servicing rights as of March 31, 2005, the Corporation terminated interest rate floor agreements with a notional amount of $950.0 million and interest rate swaption agreements with a notional amount of $150.0 million. At June 30, 2005, the Corporation continued to hold certain free-standing derivatives for general balance sheet interest rate risk management purposes including interest rate floor agreements with a notional amount of $600.0 million recorded as an asset with a fair value of $1.1 million and an interest rate cap agreement with a notional amount of $100.0 million recorded as an asset with a fair value of $527,000. Additionally, the Corporation holds swaption agreements with a notional amount of $5.0 million, which are accounted for as free-standing derivatives and are used to hedge certain interest rate lock commitments (“IRLC”).

In conjunction with the Corporation’s sale of mortgage servicing rights, the Corporation prepaid certain Federal Home Loan Bank (“FHLB”) advances and terminated associated interest rate swap and swaption agreements during the quarter ended March 31, 2005 to realign its balance sheet to sustain an acceptable interest rate risk profile for the Corporation. Specifically, the Corporation terminated pay-fixed interest rate swap agreements with a notional amount of $720.0 million which had been accounted for as cash flow hedges on three-month adjustable-rate FHLB advances totaling $720.0 million. These adjustable-rate FHLB advances either were not renewed or were prepaid during March 2005. The termination of these pay-fixed swap agreements resulted in a cash payment of $42.5 million to the counterparty of the interest rate swap agreements and the recognition of a $42.5 million loss.

Also, during the first quarter of 2005, the Corporation prepaid $600.0 million in convertible fixed-rate FHLB advances resulting in the recognition of a loss on early extinguishment of debt of $40.7 million comprised of a $19.1 million prepayment penalty paid to the FHLB and the write off of carrying value adjustments of $21.6 million associated with fair value hedges on these FHLB advances. Correspondingly, the Corporation terminated interest rate swaption agreements with a notional amount of $600.0 million and interest rate swap agreements with a notional amount of $200.0 million which had been accounted for as fair value hedges on this convertible fixed-rate FHLB debt. The Corporation received $7.7 million upon the termination of these agreements equal to the fair value of these derivatives. Subsequent to the payoff of the $600.0 million in convertible fixed-rate FHLB advances during March 2005, the Corporation entered into forward-starting interest rate swap agreements with a notional amount of $500.0 million to hedge the interest rate risk related to interest payments generated by the forecasted issuance of new fixed-rate FHLB advances. When this new FHLB debt was taken down later in the month of March 2005, these forward-starting swaps were terminated. The fair value gain of $2.3 million on these cash flow hedges was recorded in other comprehensive income in the consolidated statement of financial condition and is being amortized as a reduction to interest expense over the life of the new FHLB debt. At June 30, 2005, the unamortized balance of this gain totaled $2.2 million.

E. DERIVATIVE FINANCIAL INSTRUMENTS (continued):

At June 30, 2005, the Corporation had IRLC to originate mortgage loans, net of estimated fallout, totaling $54.9 million and mandatory forward sales commitments totaling $180.0 million that are considered to be derivatives under SFAS No. 133. The IRLC are recorded as an asset with a fair value totaling $139,000 while the mandatory forward sales commitments are recorded as a liability with a fair value of $855,000 as of June 30, 2005. A portion of the mandatory forward sales commitments are designated as hedges against the changes in fair value of mortgage loans held for sale in the secondary market (“warehouse loans”) in circumstances which qualify for hedge accounting. The recognized gains and losses associated with forward loan sales and hedged warehouse loans qualifying for hedge accounting offset, resulting in minimal impact to the Corporation’s earnings. The warehouse loans which do not qualify for hedge accounting are carried at the lower of cost or market.

F. GOODWILL AND CORE VALUE OF DEPOSITS:

The following table sets forth the estimated amortization expense for core value of deposits at June 30, 2005 for the remaining six months of 2005 and the next four years:

For the remaining six months for the year ended December 31, 2005	$1,928
For the years ended December 31:
2006	3,233
2007	2,719
2008	2,242
2009	361

Total	$10,483

During the six months ended June 30, 2005, the Corporation sold mortgage servicing rights relating to $10.5 billion of mortgage loans serviced for other investors and its wholesale mortgage origination network in connection with its plan to exit the mortgage servicing and wholesale mortgage origination businesses. See Note D, “Sale of Mortgage Servicing and Wholesale Mortgage Origination Network,” for additional information. Effective for the June 30, 2005 reporting period the Corporation’s Mortgage Banking segment is now reported as Exited Operations for segment reporting purposes. Exited Operations reflect the results of servicing operations which continued through the second quarter of 2005, and will continue until the transfer of the remaining servicing occurs in the 2005 third quarter. See Note I, “Segment Information,” for additional discussion on this change. Goodwill included in Mortgage Banking (Exited Operations) was deemed impaired and expensed as of March 31, 2005 in accordance with the provisions of SFAS No. 142. The table below sets forth the total carrying amount of goodwill by operating segment and the impairment loss recorded for Mortgage Banking (Exited Operations) for the periods indicated below:

Segment	Balance December 31, 2004	Impairment Loss	Balance June 30, 2005
Commercial Banking	$93,553	$—	$93,553
Retail Banking	45,249	—	45,249
Treasury	20,427	—	20,427
Mortgage Banking / Exited Operations	3,488	3,488	—

Total	$162,717	$3,488	$159,229

G. STOCK-BASED COMPENSATION:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$13,967	$18,702	$(39,245)	$36,620
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(210)	(886)	(1,629)	(2,223)

Pro forma net income (loss)	$13,757	$17,816	$(40,874)	$34,397

Earnings (loss) per share:
Basic -
As reported	$.37	$.46	$(1.02)	$.90
Pro forma	.36	.44	(1.05)	.84
Diluted -
As reported	.36	.45	(1.02)	.88
Pro forma	.36	.44	(1.05)	.84

The fair value of each option grant after January 1, 2005 was estimated on the date of grant using a binomial lattice model and the fair value of each option grant prior to January 1, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model. The pro forma expense for each option grant after January 1, 2005 is being amortized on an accelerated basis over the vesting period of the option grants and the pro forma expense for each option grant prior to January 1, 2005 was amortized on a straight-line basis over the vesting period of the option grants. The Corporation believes the use of an accelerated basis of amortization, as if each separately vesting portion of the award was in substance a separate award, provides a more refined estimate of the expense, however, the effect was not material between the two assumptions. The option-pricing models calculate the fair value of stock options awarded based on subjective assumptions. Changes to these assumptions can materially affect the fair value calculation by the models. Therefore, management believes these fair value calculations may not result in a true reflection of the fair value or cost of stock-based compensation for the Corporation. See Note K, “Current Accounting Pronouncements,” relating to Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment.”

.

H. COMMITMENTS AND CONTINGENCIES:

The following table presents the Corporation’s outstanding loan commitments at June 30, 2005, excluding undisbursed portions of loans in process:

Originate and purchase residential mortgage loans	$212,150
Originate commercial real estate loans	34,498
Originate consumer, commercial operating and agricultural loans	26,173
Unused lines of credit for consumer use	383,250
Unused lines of credit for commercial use	303,231

Total	$959,302

At June 30, 2005, the Corporation had $180.0 million in mandatory forward delivery commitments to sell residential mortgage loans. These mandatory forward sales commitments are used by the Corporation to mitigate the interest rate risk associated with commitments to originate and purchase mortgage loans for sale in the secondary market and funded mortgage loans held for sale in the secondary market.

The Corporation began selling loans to the FHLB of Topeka (“FHLBT”) under the Mortgage Partnership Finance Program in 2004. The credit risk associated with these sold loans is structured into various layers. The first layer of losses, after mortgage insurance coverage, is covered by the FHLBT up to 1.0% of the principal amount funded (“First Loss Layer”). Losses in excess of the First Loss Layer, if any, will be absorbed by the Corporation up to a specified credit enhancement amount which may vary from .25% to 1.5% of the outstanding principal amount of the loans sold. Thereafter, the FHLBT bears the remaining credit risk. In exchange for providing the credit enhancement to the FHLBT, the Corporation receives a credit enhancement fee from the FHLBT. This credit enhancement fee may be reduced by actual losses taken by the FHLBT in the First Loss Layer. As of June 30, 2005, the amount of loans sold to the FHLBT under this program totaled $638.6 million with a maximum credit obligation for potential loan losses to the Corporation totaling $4.4 million. The fair value of this credit obligation was not material at June 30, 2005, since it is highly probable that most credit losses on these loans sold to the FHLBT under this program will be absorbed by the FHLBT in the First Loss Layer.

The parent company provides guarantees of payments of certain amounts (“Guaranteed Payments”) for the benefit of holders of capital securities issued by Commercial Federal Capital Trust I (“Trust I”), Commercial Federal Capital Trust II (“Trust II”) and Commercial Federal Capital Trust III (“Trust III”), Delaware statutory trusts created by the parent company for the purpose of issuing these capital securities. The Guaranteed Payments are equal to the amount of (i) all accrued and unpaid distributions on the capital securities; (ii) the price payable on redemption of the capital securities; and (iii) upon termination of either Trust I, Trust II or Trust III, the lesser of either the liquidation amount of the respective capital securities and all unpaid distributions thereon, or the amount of assets of Trust I, Trust II or Trust III remaining available for distribution to respective holders after satisfaction of all respective liabilities. The parent company is required to make payments under the guarantees only to the extent that the trusts hold funds sufficient to make such payments, but fail to do so. The maximum potential amount of future payments on these guarantees totals $55.0 million ($10.0 million for Trust I, $25.0 million for Trust II and $20.0 million for Trust III), which is equal to the total principal of the capital securities plus accrued interest. The terms of the guarantees end with the maturities of the respective capital securities, which are October 8, 2033, for Trust I, December 15, 2034, for Trust II and May 23, 2035 for Trust III. The parent company is subrogated to all rights of holders of the capital securities with respect to amounts it pays on the guarantees, which amounts would be recoverable from the funds by the respective trusts. Consequently, the parent company expects that the liquidation of such assets held by the respective trusts would fully cover the maximum potential amount of future payments the parent company may make on the guarantees. The fair values of these guarantees are not material.

Standby letters of credit issued by the Corporation commit the Corporation to make payments on behalf of customers when certain specified future events occur. The credit risk involved with standby letters of credit is primarily the same as the credit risk involved with issuing a loan. At June 30, 2005 the Corporation had $30.4 million of standby letters of credit with a weighted average term of approximately 24 months. The fees on these standby letters of credit are deferred and recorded at fair value. These fees were not material at June 30, 2005, and no material losses are anticipated from these outstanding standby letters of credit.

The Corporation is a limited partner in several multi-family affordable housing investment properties for which it receives affordable housing tax credits. The Corporation consolidated certain of these partnerships with assets approximating $857,000 as of June 30, 2005 that are included in the accompanying consolidated statement of financial condition. The Corporation has no material potential exposure to loss relative to these partnerships. The consolidation of the remaining partnerships, with assets approximating $336.0 million at June 30, 2005, is not required under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R). The Corporation’s maximum potential exposure to loss from investments in these limited partnerships and unfunded commitments totaled approximately $9.6 million as of June 30, 2005.

H. COMMITMENTS AND CONTINGENCIES (Continued):

The Corporation is also a general partner in numerous limited real estate partnerships formed in prior years to provide investment opportunities for customers of the Bank. The Corporation also holds limited partner interests in certain of these limited partnerships. The consolidation of these limited partnerships is not required under the provisions of FASB Interpretation No. 46(R). Therefore, assets with a net carrying value totaling approximately $17.3 million at June 30, 2005 are not included in the accompanying consolidated statement of financial condition. In the highly unlikely event that all of the assets of these limited partnerships had no value and all other partners failed to meet their obligations, management of the Corporation estimates that its maximum potential exposure to loss would approximate $30.7 million. This amount represents the total liabilities of the limited partnerships for which the Corporation is a general partner plus the net carrying value of the Corporation’s investments in these entities at June 30, 2005.

The Bank entered into a Servicing Rights Purchase and Sale Agreement (“Sale Agreement”) as of March 31, 2005 and an Addendum to Servicing Rights Purchase and Sale Agreement (“Addendum”) as of May 31, 2005 for the sale of mortgage servicing rights relating to $10.5 billion of mortgage loans serviced for other investors and its wholesale mortgage origination network in connection with its plan to exit these activities. The Sale Agreement and Addendum include various representations and warranties which are customary for the sale of mortgage servicing rights. In the ordinary course of transferring servicing rights to the buyer, the Bank sub-serviced the loans on behalf of the buyer through July 2005 in accordance with an Interim Servicing Agreement dated March 31, 2005. The transfer of the servicing to the buyer was subject to the receipt of consent from the investors for whom the servicing was performed in addition to the completion of other steps necessary for the transfer to occur. The Sale Agreement and Addendum required the repayment of the applicable purchase price received for any servicing on which requirements, such as investor consents, were not obtained to complete the transfer. The transfer of servicing under the Sale Agreement and the Addendum was completed in July 2005.

The Bank assumed a lawsuit in its merger with Mid Continent Bancshares, Inc. (“Mid Continent”) against the United States government (the “Government”) relating to a supervisory goodwill claim. A final ruling on this claim was entered on January 29, 2004, awarding the Bank $5.6 million in damages. The Government appealed this award. On April 8, 2005, the United States Court of Appeals, without oral arguments and without issuing an opinion, affirmed the ruling of the United States Court of Federal Claims in its entirety. The Government had 60 days from April 8, 2005 to seek further appeal to the United States Supreme Court but did not appeal this latest ruling. For additional information, see Item 1 “Legal Proceedings” of this Form 10-Q. The ultimate collectibility of this award is contingent on a number of factors and future events which are beyond the control of the Bank. The Corporation has not received the funds nor recorded a receivable pursuant to this award.

The Corporation is subject to a number of other lawsuits and claims for various amounts which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Corporation’s financial position or results of operations.

I. SEGMENT INFORMATION:

The Corporation reorganized its business segments beginning the second quarter of 2005 due to the current year sales of its mortgage servicing rights and broker and correspondent bank mortgage origination network in connection with the Corporation exiting the mortgage loan servicing and wholesale mortgage origination business. The Corporation’s operations now consist of three lines of business for management reporting purposes: Commercial Banking, Retail Banking, and Treasury. The previously reported Mortgage Banking segment is now reported as Exited Operations. Secondary marketing functions and servicing activities for Bank owned loans, which were previously included in the Mortgage Banking segment have been reclassified to the Treasury segment for all reporting periods presented. The financial information presented does not necessarily represent the results of operations or financial condition of these lines of business as if they were independent companies. This information in the following tables is derived from management’s internal reporting system used to measure the performance of the segments and the Corporation in total. Therefore, the reported results of operations and financial condition by line of business generated from this management reporting system may not be in accordance with accounting principles generally accepted in the United States. Certain amounts in the prior year periods have been reclassified to conform to the June 30, 2005 presentation for comparative purposes.

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

The Retail Banking segment involves a variety of traditional banking and financial services. Retail Banking gathers consumer deposits for the Bank to fund the Bank’s lending and investment activities. Deposits are obtained by providing a variety of consumer deposit services including consumer checking, savings and certificate of deposit accounts (regular and retirement) and other ancillary deposit-related retail banking services including overdraft protection, electronic and telephone bill-payment and cash withdrawals or transfers. Retail Banking provides services to meet the credit needs of consumers through loans for home equity, small business, autos and other secured and unsecured purposes, including credit cards. Retail Banking originates mortgage loans for the purchase of residential property or to refinance existing debt on residential property. Mortgage loans are sold to the Treasury segment. Loan servicing rights related to all mortgage loans originated by Retail Banking are sold to the Treasury segment. The Retail Banking segment also includes services provided primarily to consumer customers for insurance and securities brokerage services. Retail Banking services are offered and delivered through the Bank’s branch network, automated teller machines, customer support telephone centers and the Internet. The Bank also offers these services through network agents located throughout Kansas.

The Treasury segment is responsible for corporate interest rate risk, asset/liability management, the servicing of Bank owned loans, and the sale of mortgages in the secondary market. Treasury manages the Corporation’s single-family residential mortgage loan portfolio, investment and mortgage-backed securities, wholesale deposits, FHLB advances and all other borrowings and absorbs the valuation adjustments related to mortgage servicing rights.

Exited Operations reflect the results of servicing operations for others which continued through the second quarter of 2005, and will continue until the transfer of the remaining servicing occurs in the 2005 third quarter. Exited operations encompasses the interim sub servicing of mortgage loans for others until the loan servicing can be transferred. Exited Operations (through Mortgage Banking activities) involved the acquisition of selected correspondent and broker mortgage loans, as well as the origination, purchase, and sale of the associated retained rights to service mortgage loans.

Net interest income is determined by the Corporation’s internal funds transfer pricing system, which calculates each segment’s net interest income contribution based on the type, maturity or repricing characteristics of certain assets and liabilities. The provision for loan losses by segment is based upon the current and historical business cycle loss rates. Total other income consists of revenue directly attributable to each segment and allocations based on segment ownership of certain assets and liabilities. Amortization expense of mortgage servicing rights is charged directly to Exited Operations. Actual valuation adjustments to the mortgage servicing rights portfolio are charged directly to the Treasury segment with allocations made to Exited Operations that related to certain acquisitions of mortgage servicing rights and originations of warehouse mortgage loans. Total other expense consists of direct expenses attributable to each segment and indirect expenses allocated by an activity-based costing system using full absorption.

I. SEGMENT INFORMATION (Continued):

The contribution of the business segments to the consolidated results for the three months ended June 30, 2005 and 2004 is summarized in the following table:

	Commercial Banking	Retail Banking	Treasury and Other	Exited Operations	Consolidated Total
Three Months Ended June 30, 2005:
Net interest income	$30,849	$30,875	$2,574	$2,765	$67,063
Provision for loan losses	4,523	3,020	(3,464)	—	4,079
Total fee and other income (loss)	(290)	26,837	21	2,961	29,529
Total other expense	9,243	48,073	8,294	6,224	71,834

Income (loss) before income taxes	16,793	6,619	(2,235)	(498)	20,679
Income tax provision (benefit)	5,962	2,216	(1,361)	(105)	6,712

Net income (loss)	$10,831	$4,403	$(874)	$(393)	$13,967

Total net interest and other income	$30,559	$57,712	$2,595	$5,726	$96,592
Intersegment revenue	—	3,641	1,940	797
Depreciation and amortization	111	2,062	2,047	64	4,284
Total assets	4,277,252	1,442,340	4,403,284	193,739	10,316,615

Three Months Ended June 30, 2004:
Net interest income	$31,041	$27,313	$11,864	$1,204	$71,422
Provision for loan losses	2,766	1,876	(1,536)	—	3,106
Total fee and other income (loss)	(222)	27,527	(711)	(1,335)	25,259
Total other expense	10,026	48,979	1,497	7,921	68,423

Income (loss) before income taxes	18,027	3,985	11,192	(8,052)	25,152
Income tax provision (benefit)	6,295	1,415	1,599	(2,859)	6,450

Net income (loss)	$11,732	$2,570	$9,593	$(5,193)	$18,702

Total net interest and other income (loss)	$30,819	$54,840	$11,153	$(131)	$96,681
Intersegment revenue	—	4,731	3,119	3,759
Depreciation and amortization	124	1,836	2,157	204	4,321
Total assets	3,753,712	1,295,687	6,215,517	448,925	11,713,841

I. SEGMENT INFORMATION (Continued):

The contribution of the business segments to the consolidated results for the six months ended June 30, 2005 and 2004 is summarized in the following table:

	Commercial Banking	Retail Banking	Treasury and Other	Exited Operations	Consolidated Total
Six Months Ended June 30, 2005:
Net interest income	$59,730	$59,808	$163	$3,619	$123,320
Provision for loan losses	8,847	6,033	(2,481)	—	12,399
Total fee and other income (loss)	467	50,962	(85,938)	4,138	(30,371)
Total other expense	18,004	95,724	11,868	19,671	145,267

Income (loss) before income taxes	33,346	9,013	(95,162)	(11,914)	(64,717)
Income tax provision (benefit)	11,838	3,200	(37,589)	(2,921)	(25,472)

Net income (loss)	$21,508	$5,813	$(57,573)	$(8,993)	$(39,245)

Total net interest and other income (loss)	$60,197	$110,770	$(85,775)	$7,757	$92,949
Intersegment revenue	—	6,730	3,863	2,134
Depreciation and amortization	207	4,097	3,921	277	8,502
Total assets	4,277,252	1,442,340	4,403,284	193,739	10,316,615

Six Months Ended June 30, 2004:
Net interest income	$60,527	$52,529	$27,278	$2,059	$142,393
Provision for loan losses	5,447	3,724	(1,212)	—	7,959
Total fee and other income (loss)	(129)	50,207	2,190	648	52,916
Total other expense	19,789	96,163	6,627	15,720	138,299

Income (loss) before income taxes	35,162	2,849	24,053	(13,013)	49,051
Income tax provision (benefit)	12,283	1,012	3,756	(4,620)	12,431

Net income (loss)	$22,879	$1,837	$20,297	$(8,393)	$36,620

Total net interest and other income	$60,398	$102,736	$29,468	$2,707	$195,309
Intersegment revenue	—	7,580	5,809	7,338
Depreciation and amortization	248	3,568	4,597	381	8,794
Total assets	3,753,712	1,295,687	6,215,517	448,925	11,713,841

J. REGULATORY CAPITAL:

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Regulators can initiate certain mandatory, and possibly additional discretionary, actions if the Bank fails to meet minimum capital requirements. These actions could have a direct material effect on the Corporation’s financial position and results of operations.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following table. Prompt corrective action provisions pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for prompt corrective action provisions under FDICIA, the Bank must maintain certain minimum capital ratios as set forth below. At June 30, 2005, the Bank exceeded the minimum requirements for the well-capitalized category.

The following presents the Bank’s regulatory capital levels and ratios relative to its minimum capital requirements as of June 30, 2005:

	Actual		For OTS Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital to tangible assets	$689,957	6.82%	$151,735	1.50%	n/a	n/a
Tier 1 core (leverage) capital to adjusted total assets	689,957	6.82	404,626	4.00	$505,783	5.00%
Adjusted Tier 1 capital to risk-weighted assets	685,510	8.74	n/a	n/a	470,696	6.00
Total risk-based capital to risk-weighted assets	808,157	10.30	627,594	8.00	784,493	10.00

As of June 30, 2005, the most recent notification from the Office of Thrift Supervision (“OTS”) categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank’s classification.

K. CURRENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), entitled “Share-Based Payment” (“SFAS No. 123(R)”) that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25 and its related implementation guidance. The Corporation currently applies APB No. 25 and related interpretations in the accounting for stock options under the intrinsic value method and provides pro forma disclosure of the Corporation’s stock-based compensation expense as currently required by SFAS No. 123. See Note G “Stock-Based Compensation,” for this pro forma disclosure. The Securities and Exchange Commission (“SEC”) adopted a rule on April 14, 2005 that amended the implementation date of SFAS No. 123(R) allowing publicly-held companies to adopt this statement at the beginning of their next fiscal year that begins after June 15, 2005, or as of January 1, 2006 for the Corporation. Absent the completion of the BancWest merger currently anticipated to be in December 2005, management of the Corporation will adopt SFAS 123(R) using the modified prospective application method. Under this method of transition, compensation cost for the portion of awards that are outstanding as of January 1, 2006, for which the requisite service has not yet been rendered, will be recognized as the requisite service is rendered after January 1, 2006. The compensation cost for these awards will be based on the grant-date fair value as previously calculated for the pro forma disclosures under SFAS No. 123. The SEC also issued Staff Accounting Bulletin No. 107 “Share-Based Payment” on March 29, 2005 which is effective upon the adoption of SFAS No. 123(R) and provides interpretive guidance on the use of valuation methods, disclosures and assumptions as applicable to public companies in administering the disclosure requirements of the federal securities laws.

In March 2005, FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” was issued. This interpretation clarifies that the term ‘conditional asset retirement obligation’ as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005, or as of December 31, 2005 for the Corporation. Management does not believe that this statement will have a material effect on the Corporation’s financial position, liquidity or results of operations.

In December 2004, Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29” (“SFAS No. 153”) was issued. Under APB No. 29 there was an exception from fair value measurement for nonmonetary exchanges of similar productive assets. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, or as of January 1, 2006 for the Corporation, and shall be applied prospectively. Management does not believe that this statement will have a material effect on the Corporation’s financial position, liquidity or results of operations.

In May 2005, Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”), was issued. This statement replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” (“APB No. 20”), and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB No. 20 requiring justification of a change in accounting principle on the basis of preferability. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, or as January 1, 2006 for the Corporation. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement is issued. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this Form 10-Q that are not historical fact are forward-looking statements that involve inherent risks and uncertainties. Management cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied by, the forward looking statements. Factors that might cause a difference include, but are not limited to: completion of the planned merger with Bank of the West, fluctuations in interest rates, the effect of regulatory or government legislative changes, general economic conditions, competitive pressures in the geographic and business areas where the Corporation conducts its operations, changes in real estate values, expected cost savings and revenue growth not fully realized, the progress of strategic initiatives and whether realized within expected time frames and technology changes. These forward-looking statements are based on management’s current expectations. Actual results in future periods may differ materially from those currently expected because of various risks and uncertainties. Forward-looking statements may be identified by the use of words such as ‘anticipate,’ ‘believe,’ ‘estimate,’ ‘expect,’ ‘intend,’ ‘plan,’ ‘should,’ ‘will,’ or similar expressions.

CRITICAL ACCOUNTING POLICIES:

The Corporation’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of June 30, 2005 remain unchanged from December 31, 2004. These policies relate to the accounting for the allowance for loan losses and allowance for unfunded loan commitments and letters of credit, mortgage servicing rights and derivative financial instruments. Disclosure on these critical accounting policies is incorporated by reference under Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s Annual Report on Form 10-K for the Corporation’s year ended December 31, 2004.

EXECUTIVE MANAGEMENT OVERVIEW:

On June 13, 2005, Bank of the West and the Corporation jointly announced that they entered into an agreement and plan of merger pursuant to which Bank of the West would acquire the Corporation. The boards of directors of the Corporation, Bank of the West, BancWest, and the board of BancWest’s parent, BNP Paribas, have approved the transaction. Subject to the terms and conditions of the merger agreement, each outstanding share of the Corporation’s common stock will be converted into the right to receive $34.00 in cash and the Corporation may also declare and pay a special one-time cash dividend of $.50 per share immediately prior to the completion of the merger. The merger is subject to customary closing conditions, including approval of the Corporation’s shareholders and federal and state banking regulators. Once all approvals are received, the merger is expected to close in the fourth quarter of 2005. Following the transaction, the Corporation and the Bank will merge into Bank of the West, at which time all of the Bank’s branches will become branches of Bank of the West, a banking subsidiary of BancWest.

Net income for the three months ended June 30, 2005, was $14.0 million, or $.36 per diluted share compared to net income totaling $18.7 million, or $.45 per diluted share for the same quarter last year. Results for the quarter reflect the $6.6 million write-off of a portion of the contract value related to one of the Corporation’s BOLI policies as a result of the approval by the Corporation’s board of directors of the plan of merger of the Corporation and the Bank into Bank of the West. Net loss for the six months ended June 30, 2005, was $39.2 million, or a loss of $1.02 per diluted share, compared to net income of $36.6 million, or $.88 per diluted share for the six months ended June 30, 2004.

Results for the quarter reflect the substantial completion of the sale of the Corporation’s remaining mortgage servicing rights relating to $1.2 billion of mortgage loans serviced for other investors. In conjunction with the sale recorded during the second quarter, the Corporation recognized a loss on sale of mortgage servicing rights of $2.1 million. Prior to recording the sale, a mortgage servicing rights valuation loss of $702,000 was recorded. These losses on the sale of mortgage servicing rights and the valuation loss were partially offset by the recognition of $1.7 million in gains from the sale of mortgage-backed securities. In addition, the Corporation recognized exit costs of $864,000 relating to the termination of employees associated with the mortgage servicing and wholesale mortgage origination network lines of business. This severance expense is being recognized ratably over the various retention periods during which the terminated employees are required to render service in order to transfer the mortgage servicing and broker and correspondent relationships to the buyer. The transfer of the broker and correspondent relationships was completed during the second quarter of 2005 and the transfer of substantially all mortgage loans serviced for other investors was completed in July 2005.

EXECUTIVE MANAGEMENT OVERVIEW (Continued):

Net interest income decreased $4.4 million from the same 2004 quarter primarily due to a $973.3 million decrease in average outstanding residential mortgage loans resulting in an $11.8 million reduction in residential mortgage loan interest. Additionally, reduced average balances of mortgage-backed and investment securities, partially offset by higher yields earned on these securities, contributed to a $9.4 million decrease in interest income on a taxable-equivalent basis. Continued increases in the targeted Federal Funds rate from 1.00% in the first quarter of 2004 to 3.25% at the end of the second quarter in 2005 impacted the increased volume and rates paid on the Corporation’s savings deposits resulting in a $5.3 million increase in interest expense. These unfavorable factors impacting net interest income were positively offset by a $13.3 million decrease in interest expense recorded on advances from the FHLB due to a decrease of $1.3 billion in average outstanding FHLB advances. This decrease was primarily related to the balance sheet restructuring activities which occurred during the first quarter of 2005. Increased volumes and rates earned on commercial and consumer loans also positively impacted net interest margin comparing respective quarters.

The increases in retail fees and charges in the second quarter of 2005 compared to the respective 2004 quarter reflect the Corporation’s continued focus on retail deposit generation, a change in overdraft payment practices and changes in the retail fee structure. Loan servicing fees decreased $8.3 million offset by a favorable decrease in the amortization of mortgage servicing rights of $14.8 million from the same 2004 quarter due to the sale of the Corporation’s mortgage servicing rights. Total general and administrative expenses increased $3.7 million compared to the respective 2004 quarter primarily due to the write-off of a portion of the contract value related to one of the Corporation’s BOLI policies totaling $6.6 million and an increase in compensation expense. These increases were partially offset by the recognition of a $2.2 million gain on the sale of Bank property, as well as decreased advertising, outside services and mortgage loan servicing expenses.

The Corporation continues to focus on its strategic initiative to grow deposits and loan products that diversify the product mix and contribute to enhanced core profitability. During the six months ended June 30, 2005, the Corporation recorded increases from December 31, 2004, in the following targeted core business drivers:

•	average commercial outstanding loan balances grew 5.2%, or 10.5% annualized,

•	average home equity loan outstanding balances expanded 5.5%, or 10.9% annualized,

•	average core deposit balances, excluding custodial escrows, increased 5.1%, or 10.3% annualized, and

•	the number of period-end retail checking and commercial checking accounts increased 3.9%, or 7.7% annualized.

Management expects to sustain the Corporation’s profitability from continued growth in the Corporation’s fee income generation, key higher-margin deposit and loan products and a continued emphasis on prudent expense control measures. Furthermore, the balance sheet transactions which occurred during the first quarter of 2005 and management’s continued focus on maintaining an acceptable interest rate risk balance sheet profile should result in continued improvements in net interest rate margin absent any potential pressures due to adverse interest rate or yield curve shifts.

OPERATING RESULTS BY SEGMENT:

See Note I, “Segment Information,” for additional information on the Corporation’s lines of business including tabular results of operations for the three and six months ended June 30, 2005 and 2004. Results of operations for each business unit are derived from management’s internal reporting system used to measure the performance of the segments and the Corporation in total. This management reporting system and the results of operations and financial condition by business unit may not be in accordance with accounting principles generally accepted in the United States. Certain amounts in the prior year periods have been reclassified to conform to the June 30, 2005, presentation for comparative purposes.

Commercial Banking:

The Commercial Banking segment reported net income of $10.8 million for the three months ended June 30, 2005, compared to $11.7 million for the three months ended June 30, 2004. Net interest income decreased $192,000 for the three months ended June 30, 2005, compared to the 2004 period. The decrease in net interest income is due to a 21 basis point decrease in the spread on the commercial real estate portfolio during 2005 over the respective 2004 period. In addition, the spread decreased on residential construction loans by 132 basis points (or $1.1 million), related to the amortization of deferred loan costs compared to the prior quarter. These decreases were offset by commercial operating loans which increased net interest income by $716,000 primarily due to a $121.1 million increase in average balances outstanding during 2005 compared to 2004. In addition, average balances for commercial deposits increased $39.6 million resulting in an increase to net interest income for the segment of $350,000. The provision for loan losses increased $1.8 million for the three months ended June 30, 2005, compared to the 2004 period. This increase comparing periods is primarily due to an increase in the loss percentage for the segment as well as an increase of $368.8 million in average balances of loans outstanding. Total other income decreased $68,000 for the three months ended June 30, 2005, compared to the 2004 period. This decrease is due primarily to a $212,000 increase in charges by the Treasury segment to the Commercial Banking segment for loan prepayment fees. This intersegment charge, which was implemented in 2003, is a prepayment fee on commercial loans paying in full before maturity. This was offset by a $134,000 increase in fee income from the commercial loan and dealer services divisions during 2005 compared to 2004. Total other expense decreased $783,000 for the three months ended June 30, 2005, compared to the 2004 period due to a decrease of $958,000 in amortization of deferred loan costs on construction loans. This decrease was partially offset by an increase of $200,000 in incentive pay for the production of commercial loans.

The Commercial Banking segment reported net income of $21.5 million for the six months ended June 30, 2005, compared to $22.9 million for the six months ended June 30, 2004. Net interest income decreased $797,000 for the six months ended June 30, 2005, compared to the 2004 period. The decrease in net interest income is due to a 24 basis point decrease in the spread on the commercial real estate portfolio during 2005 over the respective 2004 period. In addition, the spread decreased on residential construction loans by 244 basis points (or $2.0 million), related to a positive impact to yields associated with construction fee income. These decreases were offset by commercial operating loans which increased net interest income by $1.7 million primarily due to a $127.9 million increase in average balances outstanding during 2005 compared to 2004. In addition, average balances for commercial deposits increased $40.8 million resulting in an increase to net interest income for the segment of $753,000. The provision for loan losses increased $3.4 million for the six months ended June 30, 2005, compared to the 2004 period. This increase comparing periods is primarily due to an increase in the loss percentage for the segment as well as an increase of $490.5 million in average balances of loans outstanding. Total other income increased $596,000 for the six months ended June 30, 2005, compared to the 2004 period. This increase is due primarily to an $867,000 decrease in charges by the Treasury segment to the Commercial Banking segment for loan prepayment fees. This was offset by a $219,000 decrease in cash management fees for commercial deposits during 2005 compared to 2004. Total other expense decreased $1.8 million for the six months ended June 30, 2005, compared to the 2004 period due to a decrease of $1.4 million in amortization of deferred loan costs on construction loans.

Retail Banking:

The Retail Banking segment reported net income of $4.4 million for the three months ended June 30, 2005, compared to $2.6 million for the three months ended June 30, 2004. Net interest income increased $3.6 million for the three months ended June 30, 2005, compared to the 2004 period. The increase in net interest income is due to the increase in the transfer pricing spread on certificates of deposit and money market accounts which contributed $1.9 million and $2.1 million, respectively. The net interest income gains were partially offset by lower spreads earned on consumer checking accounts, which decreased $347,000 compared to the 2004 period. The provision for loan losses increased $1.1 million for the three months ended June 30, 2005, compared to the 2004 period related to the increase in the home equity portfolio average balance. Total other income decreased $690,000 for the three months ended June 30, 2005, compared to the 2004 period. The decrease was primarily due to fewer mortgage loan originations which resulted in a reduction of $2.0 million in fee income and a reduction in insurance products income totaling $565,000. These decreases were partially offset by a $2.1 million increase in nonsufficient funds and overdraft charges from an increase in the fee structure and an increase in the number of total checking accounts when compared to the 2004 period. Total other expense decreased $906,000 for the three months ended June 30, 2005, compared to the three months ended June 30, 2004 due to lower mortgage loan origination volumes.

The Retail Banking segment reported net income of $5.8 million for the six months ended June 30, 2005, compared to $1.8 million for the six months ended June 30, 2004. Net interest income increased $7.3 million for the six months ended June 30, 2005, compared to the 2004 period. The increase in net interest income is due to the increase in the transfer pricing spread on certificates of deposit and money market accounts which contributed $4.2 million and $2.9 million, respectively. The provision for loan losses increased $2.3 million for the six months ended June 30, 2005, compared to the 2004 period related to the increase in the home equity portfolio average balance and an increase in the provision for write-offs of negative consumer checking accounts totaling $675,000. Total other income increased $755,000 for the six months ended June 30, 2005, compared to the 2004 period. This increase in total other income is due to a $3.8 million increase in nonsufficient funds and overdraft charges from an increase in the fee structure and an increase in the number of total checking accounts when compared to the 2004 period. Total other expense decreased $439,000 for the six months ended June 30, 2005, compared to the six months ended June 30, 2004 due to lower mortgage loan origination volumes.

Treasury and Other:

The Treasury segment reported a net loss of $874,000 for the three months ended June 30, 2005, compared to net income of $9.6 million for the three months ended June 30, 2004. Net interest income decreased $9.3 million for the three months ended June 30, 2005, compared to the 2004 period. This decrease is due primarily to a reduction of $1.6 billion in the average size of the residential loan and investment portfolios comparing the respective periods. The provision for loan losses decreased $1.9 million for the three months ended June 30, 2005, compared to the 2004 period due primarily to an overall increase in the expected loss rate applied to the Bank’s loans. Total other income increased $732,000 for the three months ended June 30, 2005, compared to the three month period for 2004. Total other expense for the three months ended June 30, 2005, increased $6.8 million compared to the three months ended June 30, 2004, primarily due to the write-off of a portion of the contract value related to one of the Corporation’s BOLI policies totaling $6.6 million.

The Treasury segment reported a net loss of $57.6 million for the six months ended June 30, 2005, compared to net income of $20.3 million for the six months ended June 30, 2004. Net interest income decreased $27.1 million for the six months ended June 30, 2005, compared to the 2004 period. This decrease is due primarily to a reduction in the average size of the residential loan and investment portfolios comparing the respective periods. The provision for loan losses decreased $1.3 million for the six months ended June 30, 2005, compared to the 2004 period due primarily to an overall increase in the expected loss rate applied to the Bank’s loans. Total other income decreased $88.1 million for the six months ended June 30, 2005, compared to the six month period for 2004. This decrease in total other income comparing the respective periods is due to the Bank’s realignment of the interest rate risk profile of its balance sheet resulting in the following: (i) a loss of $42.5 million due to the termination of swaps, (ii) a loss of $40.7 million from the early extinguishment of debt, (iii) a loss of $4.6 million from a termination penalty from the early payoff of reverse repurchase agreements, and (iv) an $11.0 million loss on the sale of mortgage-backed securities. This was partially offset by the $3.3 million gain from the sale of mortgage servicing rights and the wholesale mortgage loan origination network. Total other expense for the six months ended June 30, 2005, increased $5.2 million compared to the six months ended June 30, 2004, primarily due to the write-off of a portion of the contract value related to one of the Corporation’s BOLI policies totaling $6.6 million.

Exited Operations:

During the six months ended June 30, 2005, the Corporation sold mortgage servicing rights relating to $10.5 billion of mortgage loans serviced for other investors and its broker and correspondent bank mortgage origination network for a total sales price of $138.0 million. The Corporation continued to service the mortgage loans sold until the loan servicing was transferred to the buyer in July 2005. As a result of the aforementioned sales, the Mortgage Banking segment is reported as Exited Operations. Exited Operations reflect the results of servicing operations which continued through the second quarter of 2005, and will continue until the transfer of the remaining servicing occurs in the 2005 third quarter. The Corporation’s balance of loans serviced for other investors totaled $57.6 million at June 30, 2005.

Exited Operations reported a net loss of $393,000 for the three months ended June 30, 2005, compared to a net loss of $5.2 million for the three months ended June 30, 2004. Net interest income increased $1.6 million for the three months ended June 30, 2005, compared to the 2004 period due to a lower servicing rights funding cost resulting from the exit of mortgage servicing. Total other income increased $4.3 million for the three months ended June 30, 2005, compared to 2004 due to the reduction in servicing rights amortization as a result of a slow down in mortgage prepayments. Total other expense decreased $1.7 million for the three months ended June 30, 2005, compared to the 2004 periods due to the Corporation’s exit of the mortgage loan servicing and wholesale mortgage origination business.

Exited Operations reported a net loss of $9.0 million for the six months ended June 30, 2005, compared to a net loss of $8.4 million for the six months ended June 30, 2004. Net interest income increased $1.6 million for the six months ended June 30, 2005, compared to the 2004 period primarily related to a lower servicing rights funding cost resulting from the exit of mortgage servicing. Total other income increased $3.5 million for the six months ended June 30, 2005, compared to 2004 primarily due to the reduction in servicing rights amortization as a result of a slow down in mortgage prepayments. Total other expense increased $4.0 million for the six months ended June 30, 2005, compared to the 2004 periods due to $3.6 million of mortgage servicing exit costs and $3.5 million impairment of goodwill related to the Corporation’s exit of the mortgage loan servicing and wholesale mortgage origination business. The expense increases were offset by a $3.9 million reduction in variable costs also related to the exit of mortgage servicing operations.

CONSOLIDATED RESULTS OF OPERATIONS:

The following sections of this management’s discussion and analysis explain the changes in the major components of net income comparing the consolidated results of operations for the three and six months ended June 30, 2005 to the respective 2004 periods.

Net Interest Income:

Net interest income totaled $67.1 million for the three months ended June 30, 2005, compared to $71.4 million for the three months ended June 30, 2004, a decrease of $4.4 million, or 6.1%. Net interest income on a taxable-equivalent basis totaled $68.8 million for the three months ended June 30, 2005, compared to $73.1 million for 2004. During the three months ended June 30, 2005 and 2004, net interest margin was 2.95% and 2.73%, respectively, an increase of 22 basis points comparing periods. Net interest margin reflects the favorable impact resulting from the termination of pay-fixed swaps that were hedging FHLB advances which were not renewed or were prepaid during March 2005. The decrease in net interest income comparing respective quarters was due to a $973.3 million decrease in average outstanding residential mortgage loans due to the reduction in new mortgage loan origination activity related to the sale of the broker and correspondent mortgage origination network in the first quarter of 2005 and slowdowns in refinancing volumes. Although the volume of mortgage-backed securities decreased as a result of the transactions executed by the Corporation to realign its balance sheet, the yield on the remaining portfolio improved. Net interest income was also impacted by gradual increases in the targeted Federal Funds rate from 1.00% in the first quarter of 2004 to 3.25% at the end of the second quarter in 2005, which resulted in an increase in the volume and rate paid on savings accounts, and an increase in the rates paid for certificates of deposit, FHLB advances and other borrowings. Net interest income was also positively impacted by a decrease of $1.3 billion in average FHLB advances and a $316.2 million decrease in average outstanding repurchase agreements. The decreases in average FHLB advances and repurchase agreements were related to reduced funding requirements as a result of management’s decision to strategically decrease certain portfolios of investments related to the hedging of its mortgage servicing rights asset and the reduction in the Corporation’s mortgage loan and mortgage-backed securities portfolios that were lower margin contributors to net interest income.

Net interest income totaled $123.3 million for the six months ended June 30, 2005, compared to $142.4 million for the six months ended June 30, 2004, a decrease of $19.1 million, or 13.4%. Net interest income on a taxable-equivalent basis totaled $126.8 million for the six months ended June 30, 2005, compared to $145.7 million for 2004. During the six months ended June 30, 2005 and 2004, net interest margin was 2.60% and 2.70%, respectively, a decrease of 10 basis points comparing periods. Excluding the effect of the $4.6 million penalty recorded in the first quarter of 2005 relating to the termination of reverse repurchase agreements reflected in other borrowings, net interest margin would have been 2.69%, resulting in a decrease of one basis point in the net interest margin when compared to the six-month period of 2004. Net interest margin for the first half of 2005 reflects the favorable impact resulting from the termination of pay-fixed swaps that were hedging FHLB advances which were not renewed or were prepaid during March 2005. Additionally, as interest rates have increased from the first quarter of 2004, pay-fixed interest rate swap agreements, which hedged certain floating rate liabilities, reduced the impact of these rate increases to the Corporation’s net interest income compared to the six-month period of 2004. The decrease in net interest margin was primarily due to a $948.8 million decrease in average outstanding residential mortgage loans due to the reduction in new mortgage loan origination activity related to the sale of the broker and correspondent mortgage origination network in the first quarter of 2005 and slowdowns in refinancing volumes. Although the volume of mortgage-backed securities decreased as a result of the transactions executed by the Corporation to realign its balance sheet, the yield on the remaining portfolio improved. Additionally, with the gradual increases in the targeted Federal Funds rate from 1.00% in the first quarter of 2004 to 3.25% at the end of the second quarter in 2005, the Corporation experienced an increase in the volume and rate paid on savings accounts, and an increase in the rates paid for certificates of deposit, FHLB advances and other borrowings. Net interest income was also positively impacted by a decrease of $1.2 billion in average FHLB advances. The decrease in FHLB advances was related to reduced funding requirements as a result of management’s decision to strategically decrease certain portfolios of investments related to the hedging of its mortgage servicing rights asset and the reduction in the Corporation’s mortgage loan and mortgage-backed securities portfolios that were lower margin contributors to net interest income.

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

Net Interest Income (Continued):

The following table presents average interest-earning and non-interest earning assets and average interest-bearing and non-interest bearing liabilities and stockholders’ equity, interest income and interest expense, and average yields earned on interest-earning assets and average rates incurred on total deposits and interest-bearing liabilities during the three months ended June 30:

	2005			2004
(Dollars in Thousands)	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
Interest-earning assets:
Loans-(1)(2)
Residential real estate	$2,669,614	$34,067	5.10%	$3,642,880	$45,852	5.03%
Commercial real estate	2,039,429	33,315	6.49	1,939,279	31,279	6.41
Construction	787,154	13,632	6.85	535,181	10,103	7.47
Commercial operating and other (3)	641,462	10,345	6.39	523,816	7,175	5.43
Consumer home equity	1,041,500	17,264	6.65	897,695	14,421	6.44
Consumer other	799,227	12,306	6.18	717,989	11,137	6.22

Total loans (2)	7,978,386	120,929	6.04	8,256,840	119,967	5.80
Mortgage-backed securities	648,626	7,711	4.76	1,181,297	11,651	3.95
Investments (2)	698,312	9,623	5.50	1,288,277	15,044	4.67

Total interest-earning assets (2)	9,325,324	138,263	5.91	10,726,414	146,662	5.46
Noninterest-earning assets	991,457			1,152,315

Total assets	$10,316,781			$11,878,729

Noninterest-bearing checking	$969,274	—	—	$973,883	—	—
Interest-bearing deposits:
Interest-bearing checking	617,370	403.26		597,076	354.24
Savings (4)	1,970,594	14,889	3.03	1,204,818	9,545	3.18
Money market	696,798	2,608	1.50	1,196,584	3,557	1.19

Interest-bearing core deposits	3,284,762	17,900	2.19	2,998,478	13,456	1.80
Certificates of deposit	2,220,404	15,459	2.79	2,437,465	13,445	2.21

Total interest-bearing deposits	5,505,166	33,359	2.43	5,435,943	26,901	1.98

Total deposits	6,474,440	33,359	2.07	6,409,826	26,901	1.68

Advances from FHLB (5)	2,661,845	30,035	4.46	3,922,409	43,384	4.38
Other borrowings	322,483	6,038	7.41	604,611	3,310	2.17

Total interest-bearing liabilities	8,489,494	69,432	3.25	9,962,963	73,595	2.94

Net earnings balance, net interest income and net interest rate spread (2)	835,830	68,831	2.66	763,451	73,067	2.52

Total deposits and interest-bearing liabilities	9,458,768	69,432	2.92	10,936,846	73,595	2.68
Other noninterest-bearing liabilities	109,395			205,750
Stockholders’ equity	748,618			736,133

Total liabilities and stockholders’ equity	$10,316,781			$11,878,729

Net interest income and net interest rate spread including noninterest-bearing deposits (2)		$68,831	2.99%		$73,067	2.78%

Net interest margin (2)			2.95%			2.73%

(1)	Includes nonaccruing loans averaging $47.7 million and $44.7 million for the respective periods at a yield of zero percent.
(2)	Includes taxable-equivalent adjustments totaling $1.8 million and $1.6 million, respectively, related to tax-exempt income on certain loans and investments for the three months ended June 30, 2005 and 2004 using the federal statutory tax rate of 35%.
(3)	In addition to commercial operating loans, includes small business, agricultural and Nebraska Investment Finance Authority loans.
(4)	Includes interest expense on derivative related transactions totaling $2.9 million and $7.2 million for the respective periods.
(5)	Includes interest expense on derivative related transactions totaling $537,000 and $13.3 million for the respective periods.

Net Interest Income (Continued):

The following table presents average interest-earning and non-interest earning assets and average interest-bearing and non-interest bearing liabilities and stockholders’ equity, interest income and interest expense, and average yields earned on interest-earning assets and average rates incurred on total deposits and interest-bearing liabilities during the six months ended June 30:

	2005			2004
(Dollars in Thousands)	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
Interest-earning assets:
Loans-(1)(2)
Residential real estate	$2,749,783	$69,566	5.06%	$3,698,631	$93,268	5.04%
Commercial real estate	2,015,783	64,712	6.40	1,937,173	62,689	6.43
Construction	744,409	24,633	6.58	525,328	19,252	7.25
Commercial operating and other (3)	638,948	19,849	6.19	522,172	14,076	5.34
Consumer home equity	1,023,796	33,077	6.52	884,177	28,602	6.49
Consumer other	788,437	23,911	6.12	707,099	22,411	6.36

Total loans (2)	7,961,156	235,748	5.92	8,274,580	240,298	5.79
Mortgage-backed securities	796,847	17,707	4.44	1,229,738	24,013	3.91
Investments (2)	994,041	25,536	5.14	1,298,031	30,772	4.74

Total interest-earning assets (2)	9,752,044	278,991	5.72	10,802,349	295,083	5.45
Noninterest-earning assets	1,091,140			1,216,507

Total assets	$10,843,184			$12,018,856

Noninterest-bearing checking	$950,537	—	—	$985,674	—	—
Interest-bearing deposits:
Interest-bearing checking	615,274	809.27		600,790	918.31
Savings (4)	1,807,431	28,592	3.19	1,222,519	19,836	3.25
Money market	822,725	6,201	1.52	1,168,536	7,685	1.32

Interest-bearing core deposits	3,245,430	35,602	2.21	2,991,845	28,439	1.91
Certificates of deposit	2,261,386	29,688	2.65	2,512,949	28,245	2.25

Total interest-bearing deposits	5,506,816	65,290	2.39	5,504,794	56,684	2.07

Total deposits	6,457,353	65,290	2.04	6,490,468	56,684	1.75

Advances from FHLB (5)	2,994,019	70,306	4.67	4,150,451	87,625	4.18
Other borrowings (6)	455,495	16,600	7.25	422,359	5,087	2.39

Total interest-bearing liabilities	8,956,330	152,196	3.40	10,077,604	149,396	2.95

Net earnings balance, net interest income and net interest rate spread (2)	795,714	126,795	2.32	724,745	145,687	2.50

Total deposits and interest-bearing liabilities	9,906,867	152,196	3.07	11,063,278	149,396	2.69
Other noninterest-bearing liabilities	173,702			209,650
Stockholders’ equity	762,615			745,928

Total liabilities and stockholders’ equity	$10,843,184			$12,018,856

Net interest income and net interest rate spread including noninterest-bearing deposits (2)		$126,795	2.65%		$145,687	2.76%

Net interest margin (2)			2.60%			2.70%

(1)	Includes nonaccruing loans averaging $44.1 million and $52.9 million for the respective periods at a yield of zero percent.
(2)	Includes taxable-equivalent adjustments totaling $3.5 million and $3.3 million, respectively, related to tax-exempt income on certain loans and investments for the six months ended June 30, 2005 and 2004 using the federal statutory tax rate of 35%.
(3)	In addition to commercial operating loans, includes small business, agricultural and Nebraska Investment Finance Authority loans.
(4)	Includes interest expense on derivative related transactions totaling $8.1 million and $15.5 million for the respective periods.
(5)	Includes interest expense on derivative related transactions totaling $7.8 million and $26.6 million for the respective periods.
(6)	Includes penalties of $4.6 million related to the termination of reverse repurchase agreements as of March 31, 2005.

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

	Three Months Ended June 30, 2005 Compared to June 30, 2004 Increase (Decrease) Due to			Six Months Ended June 30, 2005 Compared to June 30, 2004 Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income on loans and investments:
Residential real estate	$(12,411)	$626	$(11,785)	$(24,004)	$302	$(23,702)
Commercial real estate	1,647	389	2,036	2,383	(360)	2,023
Construction	4,422	(893)	3,529	7,312	(1,931)	5,381
Commercial operating and other	1,773	1,397	3,170	3,378	2,395	5,773
Consumer home equity	2,372	471	2,843	4,358	117	4,475
Consumer other	1,252	(83)	1,169	2,405	(905)	1,500
Mortgage-backed securities	(5,995)	2,055	(3,940)	(9,291)	2,985	(6,306)
Investments	(7,772)	2,351	(5,421)	(7,692)	2,456	(5,236)

Total interest income	(14,712)	6,313	(8,399)	(21,151)	5,059	(16,092)

Interest expense on deposits and other debt:
Interest-bearing checking	12	37	49	21	(130)	(109)
Savings	2,189	3,155	5,344	2,879	5,877	8,756
Money market	(1,723)	774	(949)	(2,526)	1,042	(1,484)
Certificates of deposit	(1,277)	3,291	2,014	(3,067)	4,510	1,443
Advances from FHLB	(11,508)	(1,841)	(13,349)	(19,904)	2,585	(17,319)
Other borrowings	(2,150)	4,878	2,728	427	11,086	11,513

Total interest expense	(14,457)	10,294	(4,163)	(22,170)	24,970	2,800

Effect on net interest income	$(255)	$(3,981)	$(4,236)	$1,019	$(19,911)	$(18,892)

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

Provision for Loan Losses and Asset Quality (continued):

An analysis of the allowance for loan losses is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2005	2004	2005	2004
Beginning balance	$90,000	$97,765	$89,841	$108,154
Provision charged to operations	4,079	3,106	12,399	7,959
Loans charged-off:
Residential real estate	(107)	(111)	(369)	(202)
Commercial real estate	(111)	(902)	(2,253)	(10,074)
Construction	(302)	(28)	(869)	(61)
Commercial operating, small business and agricultural	(302)	(57)	(1,329)	(1,484)
Consumer	(6,307)	(4,613)	(11,840)	(10,702)

Loans charged-off	(7,129)	(5,711)	(16,660)	(22,523)

Recoveries:
Residential real estate	1	—	1	133
Commercial real estate	548	1	549	28
Construction	33	2	33	2
Commercial operating, small business and agricultural	23	111	99	195
Consumer	1,713	1,808	3,006	3,134

Recoveries	2,318	1,922	3,688	3,492

Net loans charged-off	(4,811)	(3,789)	(12,972)	(19,031)

Ending balance	$89,268	$97,082	$89,268	$97,082

The Corporation recorded loan loss provisions totaling $4.1 million and $12.4 million, respectively, for the three and six months ended June 30, 2005, compared to $3.1 million and $8.0 million, respectively, for the three and six months ended June 30, 2004. This increase in loan loss provision relates to the growth in the level of nonperforming loans and net charge-offs, excluding the $9.2 million commercial real estate charge-off in 2004 discussed below, as compared to the respective 2004 periods. The increase in the provision also reflects the Corporation’s concern about the impact of national bankruptcy legislation on charge-off rates as consumers may opt to file for bankruptcy protection before stricter rules go into effect.

Loans charged-off, net of recoveries (“net charge-offs”), totaled $4.8 million and $13.0 million, respectively for the three and six months ended June 30, 2005, compared to $3.8 million and $19.0 million for the three and six months ended June 30, 2004. Net charge-offs are higher for the three months ended June 30, 2005 compared to 2004 primarily due to an increase in consumer loan charge-offs. Net charge-offs are lower for the six months ended June 30, 2005 compared to 2004 primarily due to the charge-off totaling $9.2 million of a performing commercial real estate loan during the first quarter of 2004. This charge-off occurred as a result of management’s decision to sell this loan at a loss since the real estate securing the loan, which was the primary source of repayment, was in a distressed market with no sign of improvement in the near future coupled with a potential indeterminate holding period until the market would stabilize. Management does not anticipate similar problem loans becoming a material issue to the Corporation in the foreseeable future. However, management will continue to consider the option of accelerating the resolution of specific, selected assets, on a case by case basis, that either are nonperforming or are expected to be nonperforming in the near future. Excluding the effects of this $9.2 million commercial real estate charge-off in the first quarter of 2004, net charge-offs increased $3.1 million in comparison to the 2004 six-month period.

Provision for Loan Losses and Asset Quality (continued):

Nonperforming assets and related information are summarized as of the dates indicated:

(Dollars in Thousands)	June 30, 2005	December 31, 2004
Loans accounted for on a nonaccrual basis (1):
Real estate -
Residential	$19,208	$9,598
Commercial	19,217	20,206
Consumer, commercial operating and other loans	11,886	7,119

Total nonperforming loans	50,311	36,923

Foreclosed real estate:
Commercial	3,024	3,071
Residential	8,292	14,764

Total foreclosed real estate	11,316	17,835

Troubled debt restructurings - commercial	5,846	5,846

Total nonperforming assets	$67,473	$60,604

Nonperforming loans to loans receivable (2)	.64%	.47%
Nonperforming assets to total assets	.65%	.53%

Allowance for loan losses	$89,268	$89,841

Allowance for loan losses to:
Loans receivable (2)	1.14%	1.15%
Total nonperforming loans	177.43%	243.32%

Accruing loans delinquent more than 90 days:
Residential real estate	$16,235	$17,849

(1)	The Corporation places residential first mortgage loans on nonaccrual when more than 12 payments are missed unless the loan is not both well-secured and in the process of collection. If it is determined that a residential first mortgage loan is not both well-secured and in the process of collection before more than twelve payments are missed, the loan is placed on nonaccrual at this earlier point in time. For all other loans, except credit card loans, interest is generally not accrued when the loan becomes contractually delinquent 90 days or more. Credit card loans continue to accrue interest up to 120 days past due at which point the credit card loan balance plus accrued interest are charged off.
(2)	Based on the net book value of loans receivable before deducting allowance for loan losses at the respective dates.

The preceding table excludes nonperforming loans held for sale totaling $7.0 million and $34.3 million, respectively, at June 30, 2005 and December 31, 2004, related to the Government National Mortgage Association (“GNMA”) optional repurchase program. These guaranteed mortgage loans serviced for GNMA include loans that have been repurchased or are eligible for repurchase by the Corporation at the Corporation’s option and without prior authorization from GNMA when specific delinquency criteria are met. Therefore, the Corporation is deemed to have regained effective control over these loans. These nonperforming loans are guaranteed by the Federal Housing Administration (“FHA”) or the Department of Veteran’s Administration (“VA”) with the Corporation either reselling these loans or undertaking collection efforts through the FHA/VA foreclosure process for reimbursement of these repurchased loans. The Corporation is reimbursed for substantially all costs incurred after the foreclosure process is complete.

The allowance for loan losses as a percentage of loans receivable decreased slightly to 1.14% as of June 30, 2005, compared to 1.15% as of December 31, 2004. Management actively monitors the adequacy of the allowance for loan losses, including the appropriateness of the allowance in consideration of the risk characteristics and trends of the loan portfolio.

Nonperforming loans at June 30, 2005, increased $13.4 million compared to December 31, 2004, primarily due to a residential construction loan totaling $7.6 million becoming 90 days delinquent during the first quarter of 2005 and to increases in commercial operating loan and consumer loan delinquencies totaling $2.6 million and $2.4 million, respectively. The $6.5 million net decrease in foreclosed real estate at June 30, 2005, compared to December 31, 2004, is primarily due to a decrease in residential real estate owned.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2005	2004	2005	2004
Nonsufficient fund charges and overdraft fees	$12,783	$10,718	$23,137	$19,232
Service charges	2,697	2,851	5,405	5,687
Debit and credit card fees, net	2,289	2,058	4,296	3,975
Transaction fees and other	1,084	1,254	2,117	2,484

Retail fees and charges	$18,853	$16,881	$34,955	$31,378

The net increase in nonsufficient fund charges and overdraft fees totaling $2.1 million and $3.9 million comparing the 2005 three and six-month periods to 2004, is primarily the result of an increase in the Corporation’s customer base and a change beginning in March 2004 in the Corporation’s policy and practice related to accepting more overdraft transactions presented by the Bank’s customers. Fees charged on nonsufficient funds and overdraft transactions were increased effective July 1, 2004, which also contributed to the overall increase in retail fees and charges comparing the 2005 periods to 2004.

Loan Servicing Fees:

The major components of loan servicing fees for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2005	2004	2005	2004
Revenue:
Loan servicing fees	$1,696	$9,246	$10,151	$18,799
Late loan payment fees	761	1,480	2,304	3,135

Total revenues	2,457	10,726	12,455	21,934
Amortization of mortgage servicing rights	(58)	(14,900)	(8,887)	(27,285)

Loan servicing fees, net	$2,399	$(4,174)	$3,568	$(5,351)

During the three months ended June 30, 2005, the Corporation substantially completed the sale of the remaining mortgage servicing rights relating to $1.2 billion of mortgage loans serviced for other investors. During the three months ended March 31, 2005, the Corporation sold mortgage servicing rights associated with $9.3 billion of mortgage loans serviced for other investors and its wholesale mortgage origination network. The Corporation entered into an interim sub-servicing arrangement with the buyer of the mortgage servicing rights to continue to service the mortgage loans until the loan servicing was transferred. The transfer of loan servicing for the sale during the first half of 2005 occurred in July 2005.

Mortgage Servicing Rights Valuation Adjustment:

Prior to the aforementioned sales of the Corporation’s mortgage servicing rights, a valuation loss totaling $702,000 was recorded during the 2005 second quarter and a valuation recovery of $7.6 million was recorded during the 2005 six-month period. This $702,000 valuation loss for the quarter and the $2.1 million loss on the sale of the mortgage servicing rights were partially offset by gains totaling $1.7 million on the sale of mortgage-backed securities recorded in the second quarter of 2005. The valuation recovery for the six-month period was partially offset by the sales of securities held by the Corporation as an economic hedge of the mortgage servicing rights and a net loss of $1.3 million from other hedging vehicles used to protect against fair value changes in the Corporation’s mortgage servicing rights asset. As of March 31, 2005, these securities and hedging vehicles previously held by the Corporation for the purpose of hedging its mortgage servicing rights asset were no longer outstanding. The $702,000 valuation loss and the $7.6 million valuation recovery during the 2005 periods compare to valuation adjustment recoveries totaling $38.9 million and $20.0 million, respectively, recorded during the 2004 three and six-month periods. The 2004 valuation adjustment recovery levels were a result of rising mortgage interest rates during the second quarter of 2004. At June 30, 2005, the valuation allowance on the mortgage servicing rights portfolio was $1,000 compared to $41.2 million at December 31, 2004, and $29.4 million at June 30, 2004. This decrease primarily relates to the sale of mortgage servicing rights and the recovery of previously recognized losses during the first six months of 2005.

Gain (Loss) on Sales of Securities:

As part of management’s strategy to partially offset valuation adjustments in its mortgage servicing rights portfolio, the Corporation sold $116.0 million of available-for-sale mortgage-backed securities for a pre-tax gain of $1.7 million during the 2005 second quarter and $678.6 million of available-for-sale investment securities at a pre-tax loss of $5.7 million during the first quarter of 2005, compared to sales totaling $439.3 million and $1.2 billion, respectively, of available-for-sale investment securities at pre-tax losses of $31.4 million and $14.4 million for the three and six months ended June 30, 2004. Additionally, in conjunction with the Corporation’s sale of mortgage servicing rights and the realignment of its balance sheet to sustain an acceptable balance sheet interest rate risk profile, the Corporation sold $678.6 million of available-for-sale mortgage-backed securities at a pre-tax loss of $12.7 million during the three months ended March 31, 2005.

Changes in Fair Values of Derivatives, Net:

The following changes in fair value of derivatives were recorded for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2005	2004	2005	2004
Increase (decrease) in the fair value of:
Interest rate floor agreements not qualifying for hedge accounting	$696	$(8,491)	$(1,691)	$(6,119)
Interest rate swap and swaption agreements not qualifying for hedge accounting	(41)	230	1,329	230
Interest rate cap agreement not qualifying for hedge accounting	(794)	620	(924)	(280)
Other items, net	—	2	—	(64)

Changes in fair values of derivatives, net	$(139)	$(7,639)	$(1,286)	$(6,233)

Prior to the second quarter of 2005, the interest rate floor, swap and swaption agreements not qualifying for hedge accounting were principally held by the Corporation as free-standing derivatives to hedge against changes in the fair value of the Corporation’s mortgage servicing rights portfolio. During the second quarter of 2005, these derivatives were held principally for balance sheet interest rate risk management purposes. As a result of the Corporation’s sale of its mortgage servicing rights portfolio as of March 31, 2005, the Corporation terminated interest rate floor agreements with a notional amount of $950.0 million and interest rate swaption agreements with a notional amount of $150.0 million that were previously outstanding as of December 31, 2004.

Loss on Termination of Interest Rate Swap Agreements:

During the first quarter of 2005, the Corporation terminated pay-fixed swap agreements with a notional amount of $720.0 million which had been accounted for as cash flow hedges on three-month adjustable rate FHLB advances totaling $720.0 million. These adjustable rate FHLB advances were not renewed or were prepaid during March 2005. The termination of these pay-fixed swap agreements resulted in the payment of cash to the counterparty of the swap of $42.5 million and the recognition of a $42.5 million loss. See Note E, “Derivative Financial Instruments,” for additional information.

Loss on Early Extinguishment of Debt:

During the first quarter of 2005, the Corporation prepaid $600.0 million in convertible fixed-rate FHLB advances which resulted in the recognition of a loss on early extinguishment of debt of $40.7 million comprised of a $19.1 million prepayment penalty paid to the FHLB and the write off of carrying value adjustments of $21.6 million associated with fair value hedges on these FHLB advances. See Note E, “Derivative Financial Instruments,” for additional information.

Gain on Sale of Mortgage Servicing Rights and Wholesale Mortgage Origination Network:

During the three months ended June 30, 2005, the Corporation substantially completed the sale of its remaining mortgage servicing rights relating to $1.2 billion of mortgage loans serviced for other investors. During the three months ended March 31, 2005, the Corporation sold mortgage servicing rights associated with $9.3 billion of mortgage loans serviced for other investors and its wholesale mortgage origination network. As a result of these sales, the Corporation recognized a loss of $2.1 million and a gain of $3.3 million, respectively, for the three and six months ended June 30, 2005.

Gain on Sales of Loans:

The Corporation originates mortgage loans and subsequently sells a portion of these mortgage loans in the secondary market. The category in the consolidated statement of income entitled “Gain on Sales of Loans” includes changes in the fair values of certain derivative financial instruments (forward loan sales commitments, rate lock commitments to originate mortgage loans held for sale and put options) and changes in the fair value of hedged items (warehouse loans) in addition to net realized gains on the sales of loans. Warehouse loans which qualify for hedge accounting are recorded at fair value with the changes in fair value reported in current earnings. Warehouse loans which do not qualify for hedge accounting are carried at the lower of cost or market. See Note E, “Derivative Financial Instruments,” for additional information related to derivative financial instruments.

During the three and six months ended June 30, 2005, mortgage loans totaling $297.1 million and $725.8 million were sold. This compares to mortgage loans sold totaling $913.9 million and $1.5 billion, respectively, during the three and six months ended June 30, 2004. Generally, loans originated by the Corporation during the first six months of 2005 were sold with loan servicing released. For loans originated during the three months ended June 30, 2004 within the Corporation’s market area, the loans were sold with loan servicing retained while loans originated outside of the Corporation’s market area totaling $3.1 million were sold with loan servicing released. The Corporation did not sell loans with servicing released during the first quarter of 2004. The Corporation recorded net gains on (i) the sales of loans and (ii) changes in the fair values of derivative financial instruments and hedged items during the three and six months ended June 30, 2005, totaling $885,000 and $3.3 million, respectively, compared to net gains of $2.5 million and $2.7 million, respectively, for the three and six months ended June 30, 2004. The decrease in gains for the three-month period of 2005 compared to 2004 is primarily due to a decrease in the number of loans sold primarily due to the sale of the Corporation’s wholesale mortgage origination network. The increase in net gains in the first six months of 2005 compared to the 2004 period primarily relates to the improved pricing of retail loan originations which were sold in the secondary market. Additionally, the increase reflects the recognition of gains associated with certain warehouse loans with market values greater than cost which had been carried at the lower of cost or market thereby deferring gain recognition until the loans were actually sold.

Bank Owned Life Insurance:

In December 2000, the Corporation invested in two BOLI policies with a total contract value of $200.0 million. During the three and six months ended June 30, 2005, the Corporation recorded $3.0 million and $5.9 million, respectively, in net revenue from the BOLI program compared to $3.0 million and $11.0 million, respectively, during the three and six months ended June 30, 2004. The decrease for the six months ended June 30, 2005, compared to 2004 is due to an amendment signed on one of these BOLI policies effective February 25, 2004, resulting in the recognition of an increase in the contract value totaling $5.3 million in the first quarter of 2004. This amendment allowed the Corporation to receive a guaranteed payment of a certain component of the BOLI policy if there was a full and complete surrender of all outstanding certificates of the BOLI. Due to the approval by the Corporation’s board of directors of the plan of merger with Bank of the West, the contract value increase related to this amendment was expensed for $6.6 million and classified as merger costs for the three months ended June 30, 2005. See Note C, “Merger Costs,” for additional information.

Other Operating Income:

The following table details the major components of other operating income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2005	2004	2005	2004
Brokerage commissions	$2,470	$2,207	$5,173	$4,302
Insurance services income	838	1,453	2,118	2,881
Credit life and disability commissions	230	585	502	949
Loan fee income	1,334	1,147	2,376	2,205
Other income	753	1,753	1,964	3,427

Other operating income	$5,625	$7,145	$12,133	$13,764

Brokerage commissions for the three and six months ended June 30, 2005, increased over the 2004 periods due primarily to improved productivity and expansion of the number of financial consultants. Insurance services income decreased due to lower sales comparing the 2005 periods to 2004 which is attributable to lower rates of return offered on annuity products making the annuity products less attractive to customers. Credit life and disability commissions decreased for the three and six months ended June 30, 2005, compared to the respective 2004 periods primarily due to lower volumes of policies written due to a decrease in consumer and home equity term loan volume.

General and Administrative Expenses:

The following table details the components of general and administrative expenses for the three and six months ended June 30, 2005 and 2004, and the increases and decreases by dollar amount and percentage for 2005 compared to 2004:

(Dollars in Thousands)	Three Months Ended June 30,		2005 to 2004		Six Months Ended June 30,		2005 to 2004
	2005	2004	Increase (Decrease)	Percentage Change	2005	2004	Increase (Decrease)	Percentage Change
Compensation and benefits	$34,226	$31,537	$2,689	8.5%	$67,356	$64,423	$2,933	4.6%
Occupancy and equipment	9,673	9,994	(321)	(3.2)	19,239	20,158	(919)	(4.6)
Data processing	5,103	4,643	460	9.9	10,178	9,264	914	9.9
Advertising	1,802	3,940	(2,138)	(54.3)	4,490	7,495	(3,005)	(40.1)
Communication	3,104	3,332	(228)	(6.8)	6,058	6,478	(420)	(6.5)
Item processing	3,040	3,156	(116)	(3.7)	5,778	6,186	(408)	(6.6)
Outside services	2,474	3,872	(1,398)	(36.1)	5,888	7,744	(1,856)	(24.0)
Loan expenses	1,021	2,445	(1,424)	(58.2)	2,819	3,950	(1,131)	(28.6)
Foreclosed real estate, net	510	(1,217)	1,727	141.9	1,944	708	1,236	174.6
Other operating expenses	1,469	5,503	(4,034)	(73.3)	4,848	9,458	(4,610)	(48.7)
Merger costs	7,578	—	7,578	N/M	7,578	—	7,578	N/M
Exit costs	864	—	864	N/M	3,656	—	3,656	N/M

Total general and administrative expenses	$70,864	$67,205	$3,659	5.4%	$139,832	$135,864	$3,968	2.9%

The net increase in the 2005 quarter compared to 2004 is primarily due to net increases comparing periods in merger costs, compensation and benefits and foreclosed real estate. Primarily offsetting these increases are net decreases in other operating expenses, advertising, loan expenses and outside services. Included in merger costs is the write-off of a portion of the contract value related to one of the Corporation’s BOLI policies totaling $6.6 million and investment banking fees totaling $1.0 million. The increase in compensation and benefits for the three months ended June 30, 2005, compared to 2004 is primarily due to annual merit increases, production and management incentives and reductions in deferred costs associated with loan originations, partially offset by decreases in mortgage loan commissions and severance expense. The increase in foreclosed real estate is primarily due to the recognition of income in 2004 totaling $2.2 million related to the sale and valuation adjustment of a residential master planned community in Nevada. The 2005 decrease in other operating expenses is primarily due to the gain on sale of Bank property totaling $2.2 million and decreased losses on the sales and impairment of fixed assets. The decrease in advertising is primarily due to the reduction of promotions relating to checking account and consumer loan products. The decrease in outside services comparing the three months ended June 30, 2005 to 2004 is due primarily to decreased costs in special project-related consulting services.

General and Administrative Expenses (continued):

The net increase comparing the six months ended June 30, 2005 to the comparable 2004 period is primarily due to net increases in merger costs, compensation and benefits and foreclosed real estate. Primarily offsetting these increases are net decreases in other operating expenses, advertising, outside services and loan expenses. Included in merger costs is the write-off of a portion of the contract value related to one of the Corporation’s BOLI policies totaling $6.6 million and investment banking fees totaling $1.0 million. The increase in compensation and benefits for the six months ended June 30, 2005, compared to 2004 is primarily due to annual merit increases, production and management incentives and increases in costs of employer benefits. These increases were partially offset by decreases in mortgage loan commissions and severance expense. Foreclosed real estate increased for the 2005 period compared to 2004 primarily due to the recognition of income in 2004 totaling $2.2 million related to the sale and valuation adjustment of a residential master planned community in Nevada. The 2005 decrease in other operating expenses is primarily due to the gain on sale of Bank property totaling $2.2 million and decreased losses on the sales and impairment of fixed assets. The decrease in advertising is primarily due to the reduction of promotions relating to checking account and consumer loan products. The decrease in outside services comparing the periods is due primarily to decreased costs in special project-related consulting services. Loan expenses decreased comparing the respective periods primarily as a result of significantly higher loan servicing expenses in 2004 related to loan prepayment activity.

During the three and six months ended June 30, 2005, the Corporation recorded $864,000 and $3.7 million, respectively, in exit costs related to the sale of mortgage servicing rights and the Corporation’s wholesale mortgage origination network. See Note D, “Sale of Mortgage Servicing and Wholesale Mortgage Origination Network,” for additional information about the exit costs recorded in the three and six-month periods of 2005.

Amortization of Core Value of Deposits:

For the three and six months ended June 30, 2005, amortization of core value of deposits totaled $970,000 and $1.9 million, respectively, compared to $1.2 million and $2.4 million for the three and six months ended June 30, 2004. The net decrease in amortization expense for the 2005 periods compared to the 2004 period is due primarily to core value of deposits amortizing on an accelerated run-off basis and certain core values of deposits that became fully amortized by June 30, 2004.

Impairment of Goodwill:

As a result of the sale of mortgage servicing rights and wholesale mortgage origination network, the goodwill for the Mortgage Banking segment of $3.5 million was deemed impaired and expensed as of March 31, 2005 in accordance with the provisions of SFAS No. 142. See Note F, “Goodwill and Core Value of Deposits,” for additional information.

Income Tax Provision (Benefit):

For the three and six months ended June 30, 2005, the Corporation recorded an income tax provision totaling $6.7 million and an income tax benefit totaling $25.5 million, respectively. For the three and six months ended June 30, 2004, the Corporation recorded an income tax provision totaling $6.5 million and $12.4 million, respectively. The income tax benefit for the 2005 six-month period was favorably affected by a refund of federal income taxes totaling $1.6 million received in the first quarter. The tax benefit related to the refund claim was not previously recognized because there was no assurance the claim would be approved.

The effective income tax provision rate on income from operations totaled 32.5% for the three months ended June 30, 2005 and the effective tax benefit rate on the loss from operations for the six months ended June 30, 2005, was 39.4%. This compares to an income tax rate of 25.6% and 25.3% on income from operations for the respective 2004 periods. The change in the respective effective income tax rates is due to the lower levels of pre-tax income in 2005 compared to 2004. In additions the effective tax rate for the quarter ended June 30, 2005 is higher due to the non-deductibility of merger costs totaling $7.6 million. The effective tax rate for the three and six months ended June 30, 2005, vary from the statutory rate of 35.0% due primarily to the non-deductibility of merger-related costs and to tax benefits from the BOLI, tax-exempt interest income and tax credits. The effective tax rate for the three and six months ended June 30, 2004, vary from the statutory rate of 35.0% due primarily to tax benefits from the BOLI, tax-exempt interest income and tax credits.

ASSET/LIABILITY MANAGEMENT:

Associated with the sale of the mortgage servicing portfolio during the quarter ended March 31, 2005, the Corporation executed certain balance sheet transactions to realign the balance sheet and sustain an acceptable interest rate risk profile for the Corporation. These transactions included the prepayment of certain FHLB advances and reverse repurchase agreements, the termination of associated interest rate hedges and the sale of certain mortgage-backed securities. Specifically, the Corporation terminated pay-fixed swap agreements with a notional amount of $720.0 million which had been accounted for as cash flow hedges of three-month adjustable rate FHLB advances totaling $720.0 million. These adjustable-rate FHLB advances were not renewed or were prepaid during March 2005. The termination of these pay-fixed swap agreements resulted in the payment of cash to the counterparty of the swap of $42.5 million and the recognition of a $42.5 million loss which had previously been recorded as a loss in other comprehensive income in accordance with the accounting rules for cash flow hedges. Additionally, the Corporation prepaid $600.0 million in convertible fixed-rate FHLB advances which resulted in the recognition of a loss on early extinguishment of debt of $40.7 million comprised of a $19.1 prepayment penalty paid to the FHLB and the write off of carrying value adjustments of $21.6 million associated with fair value hedges on these FHLB advances. Correspondingly, the Corporation terminated interest rate swaption agreements with a notional amount of $600.0 million and interest rate swap agreements with a notional amount of $200.0 million which had been accounted for as fair value hedges of this convertible fixed-rate FHLB debt. The Corporation received $7.7 million upon the termination of these agreements equal to the fair value of these derivatives. Subsequent to the payoff of the $600.0 million in convertible fixed-rate FHLB advances during mid-March 2005, the Corporation entered into forward-starting swaps with a notional amount of $500.0 million to hedge the interest rate risk related to interest payments generated by the forecasted issuance of new fixed-rate FHLB debt. These forward-starting swaps were terminated when the Corporation borrowed this new FHLB debt later in the month of March 2005. The fair value gain of $2.3 million on these cash flow hedges remains in other comprehensive income and is being amortized as a reduction to interest expense over the life of the new FHLB debt. The Corporation also terminated $200.0 million in reverse repurchase agreements resulting in a $4.6 million penalty and sold $678.6 million in mortgage-backed securities resulting in a loss of $12.7 million. The total pre-tax loss related to these balance sheet realignment transactions was $100.5 million, or $65.3 million on an after-tax basis. No significant balance sheet realignments occurred during the second quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES:

The Corporation manages its liquidity at both the parent company and subsidiary levels. The objective of liquidity management is to ensure the Corporation has the continuing ability to maintain cash flows that are sufficient to fund operational needs and meet obligations and other commitments on a timely and cost-effective basis. The parent company requires cash, as needed, for the payment of dividends on its common stock, principal and interest payments on borrowings, settlement of income tax payments, and, as appropriate, repurchases of its common stock. The principal asset of the parent company is its investment in the capital stock of the Bank. Since the parent company does not generate any significant revenues independent of the Bank, the parent company’s liquidity is dependent on the extent to which it receives cash distributions from the Bank and the extent to which it is able to borrow funds. The parent company also receives funds from the Bank, or pays funds to the Bank, for income taxes of the parent company as provided in the corporate tax sharing agreement. In addition, the parent company also receives cash from the exercise of stock options by employees and directors.

The Bank’s ability to pay cash distributions to the parent company is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Capital distribution regulations of the OTS, as defined, allow the Bank to pay capital distributions during a calendar year upon notice to the OTS. These capital distributions are limited to the sum of 100% of the Bank’s retained net income (defined as net income determined in accordance with generally accepted accounting principles less total capital distributions declared) for the current calendar year plus the Bank’s retained net income for the preceding two calendar years. Capital distributions in excess of such amount require the submission of an application for approval from the OTS. At June 30, 2005, the Bank’s total distributions exceeded its retained net income by $90.4 million under this regulation thereby requiring the Bank to file an application with the OTS for any capital distribution.

On May 9, 2005, the parent company completed the repurchase of its common stock authorized by the Board of Directors in November 2003 by repurchasing the remaining 1,466,800 shares under this authorization during the six months ended June 30, 2005. On May 10, 2005, the Corporation publicly announced the Corporation’s Board of Directors approval on May 9, 2005, to repurchase 1,500,000 shares of its common stock to be completed by December 31, 2006. During the six months ended June 30, 2005, the Corporation repurchased 56,200 shares under this authorization and as of June 30, 2005, there remained 1,443,800 shares of the Corporation’s common stock to be repurchased. However, during the 2005 second quarter the Corporation suspended its repurchase program due to the planned merger with Bank of the West. The merger agreement contains a covenant prohibiting the Corporation from repurchasing its common stock.

On March 30, 2005, the parent company issued $20.6 million of floating-rate junior subordinated debt securities through Commercial Federal Capital Trust III which was formed for the purpose of issuing capital securities to unrelated investors and for investing the proceeds thereof in these junior subordinated debt securities. On March 31, 2005, the parent company used the proceeds to infuse $20.0 million of capital into the Bank.

LIQUIDITY AND CAPITAL RESOURCES (continued):

Cash dividends paid by the parent company to its common stock shareholders are declared by the board of directors of the Corporation and depend on a variety of factors, including operating results and financial condition, liquidity, regulatory capital limitations and other factors. The dividend for the third quarter of 2005 may be limited by a covenant in the merger agreement with Bank of the West if the Corporation does not meet certain earnings requirements. This covenant limits the 2005 third quarter dividend not to exceed the lesser of (i) $.145 per share or (ii) an amount per share equal to the quotient obtained by dividing (a) 50% of the Corporation’s average net income for the quarters ended June 30, 2005 and September 30, 2005 by (b) the number of common shares outstanding at the dividend record date; determined in each case without regard to any expenses or costs associated with or arising as a result of transactions contemplated by the merger agreement or any non-recurring charges that would not reasonably be expected to have been incurred had the transactions contemplated by this merger agreement not occurred. The Corporation does not anticipate that the planned 2005 third quarter dividend will be affected by this limitation. In addition, the Corporation may declare and pay a special cash dividend of $.50 per share to common stock shareholders of record and holders of outstanding stock options immediately prior to the completion of the planned merger with Bank of the West in the fourth quarter of 2005. Payments of cash dividends totaled $5.3 million and $10.6 million, respectively, for the three and six months ended June 30, 2005, compared to $5.1 million and $10.3 million for the respective 2004 periods.

The Bank’s primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the FHLB, and (iv) cash generated from operations. Net cash flows provided by operating activities totaled $39.6 million and $5.9 million, respectively, for the six months ended June 30, 2005 and June 30, 2004. Amounts fluctuate from period to period primarily as a result of activities relating to the timing of cash outlays for purchases and originations of loans for resale and the receipt of proceeds from the sales of mortgage loans held for sale. The volatility in cash flows associated with loans held for sale is affected by the timing of cash outlays for mortgage loan originations and purchases and the receipt of proceeds from the sales of mortgage loans. However, due to the cyclical pattern of mortgage loan activity (originations, purchases and sales) and the short period of time between the origination or purchase of the loans and the subsequent sale (generally, 60 days or less), the amount of funding necessary to sustain the mortgage banking operations does not significantly affect the Bank’s overall liquidity requirements.

Net cash provided or used by investing activities fluctuates from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities, (ii) the purchase and origination of loans held for investment and (iii) the purchases and sales of available-for-sale securities. Net cash flows provided by investing activities totaled $1.0 billion and $479.8 million, respectively, during the six months ended June 30, 2005 and 2004. The 2005 period net cash inflow is primarily due to mortgage-backed and investment securities sales associated with the sale of mortgage servicing rights and the transactions executed during the first quarter of 2005 to realign the Corporation’s balance sheet and sustain an acceptable interest rate risk profile for the Corporation (see the preceding “Asset/Liability Management” section). The 2004 period net cash inflow is primarily due to high levels of loan and mortgage-backed security prepayments exceeding the cash outlays for the purchases and originations of loans. These prepayments occurred in response to the historically low interest rate environment during this 2004 period. In addition, this activity involved the Bank’s sales of securities to generate net losses to strategically offset the valuation adjustment recovery related to mortgage servicing rights totaling $20.0 million for the six months ended June 30, 2004.

Net cash flows used by financing activities totaled $1.0 billion and $487.6 million, respectively, for the six months ended June 30, 2005 and 2004. Advances from the FHLB and deposits have been the primary sources to provide for the Corporation’s funding needs during each of the periods presented. The Corporation experienced a net decrease in deposits totaling $67.9 million for the six months ended June 30, 2005, compared to a net decrease of $211.9 million for the six months ended June 30, 2004. The net decrease in deposits for the six months ended June 30, 2005, is due to net decreases of $200.2 million in certificates of deposit and $4.9 million in custodial escrow accounts partially offset by a net increase in core deposits totaling $137.3 million. The net increase of $137.3 million in core deposits, which excludes escrow accounts, is primarily attributable to new product promotion and a corresponding increase in new customer accounts. The net decrease in certificates of deposit is due to the run-off in the higher costing certificates of deposit portfolio pursuant to the Corporation’s business strategy. The Corporation’s current pricing strategy for certificates of deposit is to offer rates in the mid-range relative to its markets. Custodial escrow accounts are lower due to lower mortgage loan activity attributed to higher interest rates and the decrease in the Corporation’s residential mortgage loan servicing portfolio for others. The $211.9 million decrease in deposits at June 30, 2004, is due to net decreases in certificates of deposit and custodial escrow accounts totaling $250.1 million and $13.6 million, respectively, partially offset by a net increase in core deposits totaling $51.8 million. The net reduction in FHLB advances totaling $887.5 million at June 30, 2005, compared to December 31, 2004, is primarily due to transactions related to the aforementioned balance sheet alignment associated with the sale of mortgage servicing rights. See the preceding “Asset/Liability Management” section for additional information on these transactions. For the six months ended June 30, 2004, the Corporation had a net decrease of FHLB advances totaling $422.9 million primarily due to scheduled repayments and adjustable-rate three-month FHLB advances the Corporation elected not to renew. During the six months ended June 30, 2005, the Corporation repurchased 1,523,000 shares of its common stock at a cost of $40.8 million compared to 1,834,900 shares at a cost of $48.7 million during the six months ended June 30, 2004. During the 2005 second quarter the Corporation suspended its repurchase program due to the planned merger with Bank of the West. The merger agreement contains a covenant prohibiting the Corporation from repurchasing its common stock.

LIQUIDITY AND CAPITAL RESOURCES (continued):

In 2004, a subsidiary of the Bank was selected to participate in the New Markets Tax Credit Program (“NMTC Program”) of the Community Development Financial Institutions Fund of the United States Department of the Treasury. Participation in the NMTC Program enables the Corporation to acquire federal tax credits by making loans to qualified businesses and individuals in low-income communities. The Corporation’s overall maximum tax credit would be equal to 39% of its $23.0 million total allowable equity investment, credited at a rate of 5% in each of the first three years and 6% in each of the final four years. In the first six months of 2005, the Bank invested 100% of its $23.0 million allowable equity investment into this subsidiary. The Corporation will claim a tax credit of $1.15 million on its federal income tax return for the tax year ending June 30, 2005.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS:

Through the normal course of operations, the Corporation enters into certain contractual obligations and other commitments. These obligations generally relate to the funding of operations through debt issuances as well as leases for premises and equipment. As a financial institution, the Corporation routinely enters into off-balance sheet agreements including commitments to extend credit, standby letters of credit, and financial guarantees on loans sold with recourse and on other contingent obligations. Loan commitments secured by real estate are generally expected to settle within three months of origination, while commercial operating loan and line of credit commitments generally expire within 12 months and are renewable annually. The outstanding commitments to originate loans or fund commercial and consumer lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. Such commitments are subject to the same credit policies and approval processes accorded to loans made by the Corporation. Mortgage loan commitments include loans in the process of approval for which the Corporation has rate lock commitments. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described. At June 30, 2005, the Corporation had $959.3 million of outstanding loan commitments. See Note H, “Commitments and Contingencies,” for additional information regarding the Corporation’s commitments and guarantees. Certain commitments of the Corporation are derivative financial instruments. See Note E, “Derivative Financial Instruments,” for additional information regarding derivative financial instruments.

The Corporation’s other contractual obligations consist of certificates of deposit, FHLB advances and other borrowings, operating lease obligations and purchase obligations. Contractual obligations have not changed significantly in the aggregate at June 30, 2005 compared to December 31, 2004 except for the decrease in FHLB advances of $887.5 million. Management closely monitors the availability of liquid and capital resources to meet the Corporation’s funding requirements for operating activities, including commitments and contractual obligations. Management does not foresee any difficulties in meeting its liquidity requirements in order to ensure the safety and soundness of its operations.

Item 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Information as of June 30, 2005, concerning the Corporation’s exposure to market risk, has not changed significantly compared to the December 31, 2004, disclosures presented under Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Corporation’s Annual Report on Form 10-K for the Corporation’s year ended December 31, 2004. The absolute level of the Bank’s net portfolio value ratio has risen primarily as a result of the reduction in assets during the first quarter of 2005. The Bank’s net portfolio value ratios for various hypothetical rate shocks continue to be within all of the limits set by the Bank’s Board of Directors and the OTS to maintain the most favorable risk rating.

Item 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2005, such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Corporation in the reports it files under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Controls over Financial Reporting. There have been no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Bank assumed a lawsuit in its merger with Mid Continent Bancshares, Inc., a 1998 acquisition, against the United States government relating to a supervisory goodwill claim filed by the former Mid Continent. The Bank was awarded $5.6 million in damages on January 29, 2004. The Government filed a Motion for Reconsideration of this ruling on February 12, 2004, which was denied. On July 16, 2004, the Government filed its appellate brief with the United States Court of Appeals for the Federal District (the “Court”). The Bank filed an appellate brief with the Court on September 22, 2004 with the Government filing a responsive brief on November 30, 2004. The Bank filed a reply brief on December 20, 2004 and the Government filed a joint appendix on December 23, 2004. On April 8, 2005, the United States Court of Appeals, without oral arguments and without issuing an opinion, affirmed the ruling of the United States Court of Federal Claims in its entirety. The Government had 60 days from April 8, 2005 to seek further appeal to the Unites States Supreme Court, but did not appeal this latest ruling. The ultimate collectibility of this award is contingent on a number of factors and future events which are beyond the control of the Bank. The Corporation has not received the funds nor recorded a receivable pursuant to this award.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c). Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The following table details the Corporation’s purchases of its common stock during the quarter ended June 30, 2005:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	(d) Maximum Number of Shares that may yet be Purchased Under the Plans
April 2005:
Beginning Date - April 1
Ending Date - April 30	815,200	$26.56	815,200	41,900

May 2005:
Beginning Date - May 1
Ending Date - May 31	98,100	$25.45	98,100	1,443,800

June 2005:
Beginning Date - June 1
Ending Date - June 30	—	—	—	1,443,800

(1)	On May 5, 2005, the repurchase of 3,000,000 shares of common stock was completed. This repurchase was approved by the Corporation’s Board of Directors and publicly announced on November 25, 2003.

On May 10, 2005, the Corporation publicly announced the Corporation’s Board of Directors approval on May 9, 2005, to repurchase 1,500,000 shares of its common stock to be completed by December 31, 2006. However, effective June 13, 2005 the Corporation suspended its repurchase program due to the planned merger with Bank of the West. The merger agreement contains a covenant prohibiting the Corporation from repurchasing its common stock.

Item 4. Submission of Matters to a Vote of Security Holders

(a).	The Corporation held its Annual Meeting of Stockholders on May 10, 2005, in Omaha, Nebraska. The inspector of election issued his certified final report on May 10, 2005, for the election of directors voted upon at such Annual Meeting.

(b).	Not applicable.

(c).	The proposals voted upon at the Annual Meeting were for the election of three individuals as directors for three-year terms, two individuals as directors for two-year terms and the ratification of independent auditors for the year ending December 31, 2005. The results of the voting were as follows:

Proposal 1 - Election of Directors:

Nominees	Votes For	Votes Withheld	Broker Non-Votes
(For terms to expire in 2008):
William A. Fitzgerald	33,618,240	2,109,967	None
Robert D. Taylor	34,034,037	1,694,170	None
Aldo J. Tesi	34,166,409	1,561,798	None

(For terms to expire in 2007):
Frederick R. Kulikowski	33,779,764	1,948,443	None
Daniel P. Neary	32,313,043	3,415,164	None

The following individuals whose term of office continued after the Annual Meeting are: Messrs. Michael P. Glinsky, Robert S. Milligan, George R. Zoffinger, Talton K. Anderson and Ms. Jane E. Miller.

Proposal 2 - Ratification of the appointment of Deloitte & Touche LLP as the Registrant’s independent auditors for the year ending December 31, 2005:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
34,394,879	1,268,851	64,477	None

(d).	Not applicable.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of June 13, 2005, by and among Commercial Federal Corporation, Bank of the West, a California state banking corporation, and Bear Merger Co., Inc., a Nebraska corporation and a wholly-owned subsidiary of Bank of the West (incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated June 13, 2005).

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a).

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a).

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL FEDERAL CORPORATION
(Registrant)

Date: August 4, 2005	/s/ David S. Fisher
David S. Fisher, Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: August 4, 2005	/s/ Gary L. Matter
Gary L. Matter, Senior Vice President,
Controller and Secretary
(Principal Accounting Officer)