Form 10-Q
period 2005-09-30
COMMERCIAL FEDERAL CORP
filed 2005-11-09
CIK 744778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Act of 1934.     YES   ☒     NO   ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Exchange

Act of 1934.     YES   ☐     NO   ☒

As of October 31, 2005, the registrant had 38,290,523 shares outstanding of its common stock, par value $.01 per share.

COMMERCIAL FEDERAL CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

(Unaudited)

	September 30,	December 31,
(Dollars in Thousands Except Par Value)	2005	2004
ASSETS
Cash (including short-term investments of $3,158 and $35,334)	$172,906	$189,179
Investment securities available for sale, at fair value	510,420	1,071,223
Mortgage-backed securities available for sale, at fair value	610,705	996,844
Loans held for sale, net	49,744	276,772
Loans receivable, net of allowances of $89,266 and $89,841	7,850,988	7,698,970
Federal Home Loan Bank stock	169,166	204,409
Foreclosed real estate	13,710	17,835
Premises and equipment, net	183,560	174,394
Bank owned life insurance	253,687	251,581
Other assets	180,890	395,099
Core value of deposits, net of accumulated amortization of $71,530 and $68,619	9,519	12,430
Goodwill	159,229	162,717

Total Assets	$10,164,524	$11,451,453

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$6,066,243	$6,422,783
Advances from Federal Home Loan Bank	2,810,225	3,685,630
Other borrowings	428,637	310,958
Other liabilities	86,935	242,752

Total Liabilities	9,392,040	10,662,123

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 38,287,922 and 39,254,139 shares issued and outstanding	383	393

Retained earnings	766,453	826,169
Accumulated other comprehensive income (loss), net	5,648	(37,232)

Total Stockholders’ Equity	772,484	789,330

Total Liabilities and Stockholders’ Equity	$10,164,524	$11,451,453

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Thousands)	2005	2004	2005	2004
Interest Income:

Loans receivable	$126,361	$116,447	$361,485	$356,308
Mortgage-backed securities	7,029	10,930	24,736	34,943
Investment securities	8,440	14,628	31,125	42,543

Total interest income	141,830	142,005	417,346	433,794
Interest Expense:
Deposits	33,807	28,765	99,097	85,449
Advances from Federal Home Loan Bank	33,717	45,191	104,023	132,816
Other borrowings	6,799	3,960	23,399	9,047

Total interest expense	74,323	77,916	226,519	227,312
Net Interest Income	67,507	64,089	190,827	206,482
Provision for Loan Losses	(7,878)	(2,869)	(20,277)	(10,828)

Net Interest Income After Provision for Loan Losses	59,629	61,220	170,550	195,654

Other Income (Loss):

Retail fees and charges	21,151	17,625	56,106	49,003
Loan servicing fees, net of mortgage servicing rights amortization	793	138	4,361	(5,213)
Mortgage servicing rights valuation adjustment, net	(2)	(21,644)	7,598	(1,671)
Gain (loss) on sales of securities	—	12,588	(16,621)	(1,787)
Changes in fair values of derivatives, net	(766)	8,665	(2,052)	2,432
Loss on termination of interest rate swap agreements	—	—	(42,457)	—
Loss on early extinguishment of debt	—	—	(40,731)	—
Gain on sale of mortgage servicing rights and wholesale mortgage origination network	76	—	3,382	—
Gain on sales of loans	2,637	1,393	5,927	4,107
Bank owned life insurance	2,812	2,900	8,684	13,946
Other operating income	10,252	7,926	22,385	21,690

Total other income	36,953	29,591	6,582	82,507
Other Expense:
General and administrative expenses -
Compensation and benefits	32,615	30,582	99,971	95,005
Occupancy and equipment	9,758	9,825	28,997	29,983
Data processing	5,478	4,698	15,656	13,962
Advertising	3,690	2,963	8,180	10,458
Communication	3,107	3,263	9,165	9,741
Item processing	2,872	3,195	8,650	9,381
Outside services	2,526	4,087	8,414	11,831
Loan expenses	588	1,494	3,407	5,444
Foreclosed real estate, net	415	643	2,359	1,351
Other operating expenses	3,309	2,266	8,157	11,724
Merger costs	558	—	8,136	—
Exit costs	75	—	3,731	—

Total general and administrative expenses	64,991	63,016	204,823	198,880
Amortization of core value of deposits	964	984	2,911	3,419
Impairment of goodwill	—	—	3,488	—

Total other expense	65,955	64,000	211,222	202,299

Income (Loss) Before Income Taxes	30,627	26,811	(34,090)	75,862
Income Tax Provision (Benefit)	7,590	6,578	(17,882)	19,009

Net Income (Loss)	$23,037	$20,233	$(16,208)	$56,853

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted Average Number of Common Shares Outstanding Used in Basic Earnings (Loss) Per Share Calculation	38,043,281	39,583,989	38,392,520	40,361,719
Add Assumed Exercise of Outstanding Stock Options as Adjustments for Dilutive Securities (1)	1,236,075	666,114	—	706,991

Weighted Average Number of Common Shares Outstanding Used in Diluted Earnings (Loss) Per Share Calculation	39,279,356	40,250,103	38,392,520	41,068,710

Basic Earnings (Loss) Per Common Share	$.61	$.51	$(.42)	$1.41

Diluted Earnings (Loss) Per Common Share (1)	$.59	$.50	$(.42)	$1.38

Dividends Declared Per Common Share	$.145	$.135	$.425	$.395

(1)	The conversion of stock options for the nine months ended September 30, 2005 is not assumed since the Corporation incurred a loss from operations. As a result, for the nine months ended September 30, 2005, the diluted loss per share is computed the same as the basic loss per share.

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Thousands)	2005	2004	2005	2004
Net Income (Loss)	$23,037	$20,233	$(16,208)	$56,853

Other Comprehensive Income (Loss):
Unrealized holding gains (losses) on securities available for sale	(9,525)	49,207	(36,551)	8,766
Fair value adjustment on interest rate swap agreements	3,602	(16,999)	34,349	19,957
Reclassification of net losses (gains) included in net income (loss) pertaining to:
Securities sold	—	(12,588)	16,621	1,787
Termination of interest rate swap agreements	—	—	42,457	—
Amortization of net deferred loss on terminated interest rate swap agreements	2,269	4,984	9,464	14,845

Other Comprehensive Income (Loss) Before Income Taxes	(3,654)	24,604	66,340	45,355
Income Tax Provision (Benefit)	(1,039)	8,613	23,460	15,879

Other Comprehensive Income (Loss)	(2,615)	15,991	42,880	29,476

Comprehensive Income	$20,422	$36,224	$26,672	$86,329

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in Thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(16,208)	$56,853
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of core value of deposits	2,911	3,419
Impairment of goodwill	3,488	—
Depreciation and amortization	12,743	13,026
Amortization of deferred discounts and fees, net of premiums	5,264	16,712
Amortization of mortgage servicing rights	8,889	37,901
Amortization of net deferred loss on terminated interest rate swap agreements	9,464	14,845
Valuation adjustment of mortgage servicing rights, net	(7,598)	1,671
Provision for losses on loans	20,277	10,828
Loss on termination of interest rate swap agreements	42,457	—
Proceeds from termination of interest rate swap and swaption agreements	28,347	—
Payments related to termination of interest rate swap agreements	(42,457)	—
Loss on early extinguishment of debt	40,731	—
Gain on sales of loans	(5,927)	(4,107)
Loss (gain) on sales of securities and changes in fair values of derivatives, net	18,673	(645)
Gain on sale of mortgage servicing rights and wholesale mortgage origination network	(3,382)	—
Proceeds from sales of loans	990,424	2,204,687
Origination of loans for resale	(444,896)	(662,153)
Purchases of loans for resale	(418,679)	(1,509,315)
Increase in bank owned life insurance	(2,106)	(13,946)
Stock dividends from Federal Home Loan Bank	(6,122)	(6,200)
Decrease in broker receivable from sales of securities and derivative settlements	1,673	36,984
Decrease in broker payable on derivative settlements and purchases of securities	(52,650)	(61,802)
Decrease in interest receivable	7,401	2,057
Increase (decrease) in interest payable	(2,411)	90
Increase (decrease) in other liabilities, net	(32,797)	11,866
Other items, net	27,760	7,739

Total adjustments	201,477	103,657

Net cash provided by operating activities	185,269	160,510

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of loans	(22,633)	(163,541)
Repayment of loans, net of originations	(81,288)	486,786
Proceeds from sales of investment securities available for sale	672,925	1,420,181
Purchases of investment securities available for sale	(354,426)	(1,422,131)
Maturities and principal repayments of investment securities available for sale	219,659	3,276
Proceeds from sales of mortgage-backed securities available for sale	783,624	—
Purchases of mortgage-backed securities available for sale	(521,100)	(17)
Principal repayments of mortgage-backed securities available for sale	109,176	272,898
Proceeds from sales of mortgage servicing rights and wholesale mortgage origination network	127,709	—
Proceeds from sales of Federal Home Loan Bank stock	55,544	51,948
Purchases of Federal Home Loan Bank stock	(14,179)	(4,700)
Proceeds from sales of real estate	14,289	25,574
Payments to acquire real estate	—	(2,318)
Purchases of premises and equipment, net	(19,071)	(29,640)
Other items, net	—	7,243

Net cash provided by investing activities	970,229	645,559

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended September 30,
(Dollars in Thousands)	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES

Net decrease in deposits	$(356,540)	$(205,388)
Proceeds from Federal Home Loan Bank advances	500,000	807,600
Repayments of Federal Home Loan Bank advances	(1,414,577)	(1,519,300)
Proceeds from securities sold under agreements to repurchase	12,180	215,126
Repayments of securities sold under agreements to repurchase	(12,419)	(15,326)
Proceeds from issuances of other borrowings	149,482	13,467
Repayments of other borrowings	(4,000)	(7,050)
Purchases of interest rate swap and swaption agreements	(94)	(13,441)
Payments of cash dividends on common stock	(16,132)	(15,721)
Repurchases of common stock	(40,843)	(66,117)
Issuance of common stock	11,172	7,600

Net cash used by financing activities	(1,171,771)	(798,550)

CASH AND CASH EQUIVALENTS

Increase (decrease) in net cash position	(16,273)	7,519
Balance, beginning of year	189,179	158,133

Balance, end of period	$172,906	$165,652

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid (received) during the period for:
Interest expense	$225,203	$219,027
Income taxes, net	(3,954)	(12,950)
Non-cash investing and financing activities:
Loans exchanged for mortgage-backed securities	2,518	14,403
Loans transferred to real estate	13,371	21,405
Loans originated for sale of foreclosed real estate	—	23,835
Net increase (decrease) to loans held for sale and other borrowings under the Government National Mortgage Association optional repurchase program	(28,873)	2,867
Capital lease and financing obligations incurred	676	9,272
Other items, net	—	(274)

See accompanying Notes to Condensed Consolidated Financial Statements.

COMMERCIAL FEDERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited)

(Columnar Dollars in Footnotes are in Thousands Except Per Share Amounts)

A. FINANCIAL STATEMENT PRESENTATION:

References in this document to the “Corporation” are to Commercial Federal Corporation and its consolidated subsidiaries, including its wholly-owned subsidiary, Commercial Federal Bank, a Federal Savings Bank, and its consolidated subsidiaries (the “Bank”). Parent company references in this document are to the unitary non-diversified savings and loan holding company only. Certain amounts in the prior year periods presented have been reclassified to conform to the September 30, 2005 presentation for comparative purposes. These amounts include the reclassification of interest expense related to certain capital lease and financing obligations from general and administrative expenses to interest expense on other borrowings.

The accompanying interim condensed consolidated financial statements have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all adjustments considered necessary to fairly present the condensed consolidated financial statements have been included. The condensed statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results which may be expected for the remainder of the year.

B. MERGER AGREEMENT WITH BANK OF THE WEST:

On June 13, 2005, the Corporation and Bank of the West entered into an agreement and plan of merger pursuant to which the Corporation and the Bank will be merged into Bank of the West, a California state banking corporation and a subsidiary of BancWest Corporation (“BancWest”). The boards of directors of the Corporation, Bank of the West, BancWest and the board of BancWest’s parent company, BNP Paribas, have approved the transaction. Stockholders of the Corporation approved the transaction at a November 1, 2005 special meeting and all regulatory approvals have been received. Subject to the terms and conditions of the merger agreement, each outstanding share of the Corporation’s common stock will be converted into the right to receive $34.00 in cash. The Corporation will also declare and pay a special one-time cash dividend of $.50 per share immediately prior to completion of the merger. The merger is expected to close in December 2005.

The merger agreement includes terms and conditions which affect the conduct of the Corporation’s business until the merger is completed or the agreement is terminated. Among other items, the merger agreement generally requires the Corporation to carry on business in its ordinary course consistent with past practice and in accordance with sound banking practices, and to observe in all material respects its legal and contractual obligations. The merger agreement generally restricts the ability of the Corporation to make material changes in any aspect of the conduct of its business without the consent of BancWest, including significant capital expenditures, new material lines of business or the disposition of assets or incurring of obligations outside of the ordinary course of business. The Corporation believes it is in compliance with its obligations under the merger agreement.

C. MERGER COSTS:

Reflected in merger costs for the nine-month period of 2005 is a $6.6 million write-off of a portion of the contract value related to one of the Corporation’s bank owned life insurance (“BOLI”) policies. The contract value was previously increased in the first quarter of 2004 in other income as a result of an amendment to the BOLI policy which allows the Corporation to receive a guaranteed payment of a certain component of the BOLI policy if there is a full and complete surrender of all outstanding certificates of the BOLI policy under certain conditions. One of these conditions is that the Corporation has not undergone a “change of control” as defined by the amendment. Since the Corporation has met the definition of a “change of control,” as defined, as of June 13, 2005, due to the approval by the Corporation’s board of directors of an agreement and plan of merger with the Corporation and Bank into Bank of the West, the payment of this portion of the contract value is no longer guaranteed and therefore, has been expensed as a merger-related cost. This component of the BOLI policy may in the future again be recorded as an increase to the contract value after certain conditions are met. Also included in merger costs are investment banking fees totaling $1.0 million and other miscellaneous merger costs totaling $558,000. The majority of the merger costs are not deductible for federal income tax purposes.

D. SALE OF MORTGAGE SERVICING AND WHOLESALE MORTGAGE ORIGINATION NETWORK:

During the quarter ended September 30, 2005, the Corporation sold its remaining mortgage servicing rights relating to $18.9 million of mortgage loans serviced for other investors for a total sales price of $260,000. For the three months ended June 30, 2005, the Corporation sold mortgage servicing rights relating to $1.2 billion of mortgage loans serviced for other investors for a total sales price of $18.0 million and during the quarter ended March 31, 2005, sold mortgage servicing rights relating to $9.3 billion of mortgage loans serviced for other investors and its broker and correspondent bank (“wholesale”) mortgage origination network for a total sales price of $120.0 million. These sales were in connection with the Corporation’s plan to exit the mortgage loan servicing and wholesale mortgage loan origination businesses. Pre-tax gains relating to these sales totaling $76,000 and $3.4 million, respectively, were recorded during the three and nine months ended September 30, 2005. As of September 30, 2005, a net receivable totaling $5.5 million related to these sales remained outstanding from the buyers in accordance with contractual terms. In addition, during the first quarter of 2005, the Corporation also recognized a $3.5 million impairment loss on goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) relating to its mortgage banking segment as a result of the Corporation exiting the mortgage loan servicing and wholesale mortgage loan origination businesses. No goodwill impairment was recognized during the second or third quarters of 2005.

The Corporation also entered into interim sub-servicing arrangements with the buyers of the mortgage servicing rights to continue to service the mortgage loans sold until the loan servicing was transferred. The transfer of loan servicing was completed in the 2005 third quarter. Associated with the Corporation’s sale of mortgage servicing rights and the wholesale mortgage origination network, the Corporation recognized exit costs totaling $3.7 million which are included in the consolidated statement of operations in general and administrative expenses under the category “exit costs.” Approximately $2.1 million of the total exit costs charged to expense represents estimated contract termination costs. The Corporation also recorded severance expense under the “exit costs” category totaling $68,000 and $962,000, respectively, for the three and nine months ended September 30, 2005 related to the termination of the employees associated with these business activities. The Corporation expects to recognize total severance expense of approximately $1.0 million in 2005. These severance expenses are being recognized ratably over the various retention periods during which the terminated employees are required to render service. These retention periods and termination dates primarily correspond with the transfer of the mortgage loan servicing which occurred during the third quarter of 2005 and with the transfer of wholesale mortgage origination relationships which occurred in the second quarter of 2005. The Bank will continue to service its own residential mortgage portfolio which totaled $2.2 billion at September 30, 2005.

D. SALE OF MORTGAGE SERVICING AND WHOLESALE MORTGAGE ORIGINATION NETWORK (continued):

The activity for mortgage servicing rights and the valuation allowance for impairment of mortgage servicing rights for the periods indicated, as well as the ending balances of mortgage servicing rights and the respective fair values are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Beginning balance before valuation allowance	$265	$175,266	$162,423	$185,233
Mortgage servicing rights retained through loan sales	—	6,966	6,308	24,284
Sale of mortgage servicing rights	(263)	—	(159,842)	—
Amortization expense	(2)	(10,616)	(8,889)	(37,901)

Ending balance before valuation allowance	—	171,616	—	171,616

Valuation allowance, beginning balance	1	29,366	41,174	49,339
Amounts charged (credited) to operations	2	21,644	(7,598)	1,671
Sale of mortgage servicing rights	(3)	—	(33,576)	—

Valuation allowance, ending balance	—	51,010	—	51,010

Mortgage servicing rights, net of valuation allowance	$—	$120,606	$—	$120,606

Fair value at the periods ended September 30	$—	$121,876	$—	$121,876

Mortgage loans serviced by the Bank at September 30 are summarized below:

			2005	2004
Total mortgage loans serviced by the Bank			$2,359,421	$13,817,952
Less loans sub-serviced for Bank of the West			189,054	—

Total mortgage loans serviced by the Bank, excluding loans sub-serviced			$2,170,367	$13,817,952

Total mortgage loans serviced by the Bank, excluding loans sub-serviced:
Loans owned by the Bank			$2,170,367	$2,914,995
Other investors			—	10,902,957

			$2,170,367	$13,817,952

E. DERIVATIVE FINANCIAL INSTRUMENTS:

In August 2005, the Corporation terminated interest rate swap agreements that were designated as cash flow hedges of variable interest payments associated with $200.0 million of high performance savings deposits. Since the hedged savings deposits were still outstanding at the time the interest rate swap agreements were terminated, the gain totaling $3.5 million recorded on the termination of the interest rate swap agreements was deferred as a component of other comprehensive income in the consolidated statement of financial condition. This gain is being amortized as a component of interest expense on savings deposits over the remaining term of the interest rate swap agreements. The unamortized balance of this gain totaled $3.3 million at September 30, 2005. Excluding mandatory forward sales commitments which are designated as hedges against the changes in fair value of mortgage loans held for sale in the secondary market (“warehouse loans”) which are discussed later in this footnote, there were no hedging transactions outstanding which qualified for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as of September 30, 2005.

In conjunction with the Corporation’s sale of mortgage servicing rights as of March 31, 2005, the Corporation terminated interest rate floor agreements with a notional amount of $950.0 million and interest rate swaption agreements with a notional amount of $150.0 million during March 2005. At September 30, 2005, the Corporation continued to hold interest rate floor agreements with a notional amount of $600.0 million recorded as an asset with a fair value of $273,000 and an interest rate cap agreement with a notional amount of $100.0 million recorded as an asset with a fair value of $601,000 as free-standing derivatives for general balance sheet interest rate risk management purposes. Additionally, the Corporation holds interest rate swaption agreements with a notional amount of $7.0 million, which are accounted for as free-standing derivatives and are used to hedge certain interest rate lock commitments (“IRLC”).

In conjunction with the Corporation’s sale of mortgage servicing rights, the Corporation prepaid certain Federal Home Loan Bank (“FHLB”) advances and terminated associated interest rate swap and swaption agreements during the quarter ended March 31, 2005 to realign its balance sheet to sustain an acceptable interest rate risk profile for the Corporation. Specifically, the Corporation terminated pay-fixed interest rate swap agreements with a notional amount of $720.0 million which had been accounted for as cash flow hedges on three-month adjustable-rate FHLB advances totaling $720.0 million. These adjustable-rate FHLB advances either were not renewed or were prepaid during March 2005. The termination of these pay-fixed interest rate swap agreements resulted in a cash payment of $42.5 million to the counterparty of the agreements and the recognition of a $42.5 million loss by the Corporation for the three months ended March 31, 2005.

Also, during the first quarter of 2005, the Corporation prepaid $600.0 million in convertible fixed-rate FHLB advances resulting in the recognition of a loss on early extinguishment of debt of $40.7 million comprised of a $19.1 million prepayment penalty paid to the FHLB and the write off of carrying value adjustments of $21.6 million associated with fair value hedges on these FHLB advances. Correspondingly, the Corporation terminated interest rate swaption agreements with a notional amount of $600.0 million and interest rate swap agreements with a notional amount of $200.0 million which had been accounted for as fair value hedges on this convertible fixed-rate FHLB debt. The Corporation received $7.7 million upon the termination of these agreements equal to the fair value of these derivatives. Subsequent to the payoff of the $600.0 million in convertible fixed-rate FHLB advances during March 2005, the Corporation entered into forward-starting interest rate swap agreements with a notional amount of $500.0 million to hedge the interest rate risk related to interest payments generated by the forecasted issuance of new fixed-rate FHLB advances. These forward-starting swaps were terminated when this new FHLB debt was taken down in the latter part of March 2005. The fair value gain of $2.3 million on these cash flow hedges was recorded in other comprehensive income in the consolidated statement of financial condition and is being amortized as a reduction to interest expense over the life of the new FHLB debt. At September 30, 2005, the unamortized balance of this gain totaled $2.1 million.

At September 30, 2005, the Corporation had IRLC to originate mortgage loans, net of estimated fallout, totaling $41.4 million and mandatory forward loan sales commitments totaling $74.0 million that are considered to be derivatives under SFAS No. 133. The IRLC are recorded as a liability with a fair value totaling $164,000 while the mandatory forward sales commitments are recorded as an asset with a fair value of $526,000 as of September 30, 2005. A portion of the mandatory forward sales commitments are designated as hedges against the changes in fair value of warehouse loans in circumstances which qualify for hedge accounting. The recognized gains and losses associated with forward loan sales and hedged warehouse loans qualifying for hedge accounting offset, resulting in minimal impact to the Corporation’s earnings. The warehouse loans which do not qualify for hedge accounting are carried at the lower of cost or market. Additionally, the Corporation had option contracts with notional amounts totaling $10.0 million to provide protection for unexpected fluctuations in the fallout of loans with rate lock commitments.

F. GOODWILL AND CORE VALUE OF DEPOSITS:

The following table sets forth the estimated amortization expense for core value of deposits at September 30, 2005 for the remaining three months of 2005 and the next four years:

For the remaining three months for the year ended December 31, 2005	$964
For the years ended December 31:
2006	3,233
2007	2,719
2008	2,242
2009	361

Total	$9,519

During the nine months ended September 30, 2005 the Corporation sold mortgage servicing rights relating to $10.5 billion of mortgage loans serviced for other investors and its wholesale mortgage origination network in connection with its plan to exit the mortgage servicing and wholesale mortgage origination businesses. See Note D, “Sale of Mortgage Servicing and Wholesale Mortgage Origination Network,” for additional information. Effective with the June 30, 2005 reporting period the Corporation’s Mortgage Banking segment began reporting as Exited Operations for segment reporting purposes. Exited Operations reflects the results of servicing operations that continued until the transfer of the remaining servicing was completed in the 2005 third quarter. See Note I, “Segment Information,” for additional discussion on this change. Goodwill included in Mortgage Banking (Exited Operations) was deemed impaired with an impairment loss recorded as of March 31, 2005 in accordance with the provisions of SFAS No. 142. The table below sets forth the total carrying amount of goodwill by operating segment and the impairment loss recorded for Mortgage Banking (Exited Operations) for the periods indicated below:

Segment	Balance December 31, 2004	Impairment Loss	Balance September 30, 2005
Commercial Banking	$93,553	$—	$93,553
Retail Banking	45,249	—	45,249
Treasury	20,427	—	20,427
Mortgage Banking / Exited Operations	3,488	3,488	—

Total	$162,717	$3,488	$159,229

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$23,037	$20,233	$(16,208)	$56,853
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(603)	(702)	(2,232)	(2,925)

Pro forma net income (loss)	$22,434	$19,531	$(18,440)	$53,928

Earnings (loss) per share:
Basic -
As reported	$.61	$.51	$(.42)	$1.41
Pro forma	.59	.49	(.48)	1.34
Diluted -
As reported	.59	.50	(.42)	1.38
Pro forma	.58	.49	(.48)	1.32

The fair value of each option grant after January 1, 2005 was estimated on the date of grant using a binomial lattice model and the fair value of each option grant prior to January 1, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model. The pro forma expense for each option grant after January 1, 2005 is being amortized on an accelerated basis over the vesting period of the option grants and the pro forma expense for each option grant prior to January 1, 2005 was amortized on a straight-line basis over the vesting period of the option grants. Management believes the use of an accelerated basis of amortization, as if each separately vesting portion of the award was in substance a separate award, provides a more refined estimate of the expense, however, the effect was not material between the two assumptions. The option-pricing models calculate the fair value of stock options awarded based on subjective assumptions. Changes to these assumptions can materially affect the fair value calculation by the models. Therefore, management believes these fair value calculations may not result in a true reflection of the fair value or cost of stock-based compensation for the Corporation. See Note K, “Current Accounting Pronouncements,” relating to Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment.”

.

H. COMMITMENTS AND CONTINGENCIES:

The following table presents the Corporation’s outstanding loan commitments at September 30, 2005, excluding undisbursed portions of loans in process:

Originate residential mortgage loans	$165,565
Originate commercial real estate loans	25,836
Originate consumer, commercial operating and agricultural loans	28,869
Unused lines of credit for consumer use	423,054
Unused lines of credit for commercial use	376,245

Total	$1,019,569

At September 30, 2005, the Corporation had $74.0 million in mandatory forward delivery commitments to sell residential mortgage loans. These mandatory forward sales commitments are used by the Corporation to mitigate the interest rate risk associated with commitments to originate mortgage loans for sale in the secondary market and funded mortgage loans held for sale in the secondary market.

The Corporation began selling loans to the FHLB of Topeka (“FHLBT”) under the Mortgage Partnership Finance Program in 2004. The credit risk associated with these sold loans is structured into various layers. The first layer of losses, after mortgage insurance coverage, is covered by the FHLBT up to 1.0% of the principal amount funded (“First Loss Layer”). Losses in excess of the First Loss Layer, if any, will be absorbed by the Corporation up to a specified credit enhancement amount which may vary from .25% to 1.5% of the outstanding principal amount of the loans sold. Thereafter, the FHLBT bears the remaining credit risk. In exchange for providing the credit enhancement to the FHLBT, the Corporation receives a credit enhancement fee from the FHLBT. This credit enhancement fee may be reduced by actual losses taken by the FHLBT in the First Loss Layer. As of September 30, 2005, the amount of loans sold to the FHLBT under this program totaled $638.6 million with a maximum credit obligation for potential loan losses to the Corporation totaling $4.4 million. The fair value of this credit obligation was not material at September 30, 2005, since it is highly probable that most credit losses on these loans sold to the FHLBT under this program will be absorbed by the FHLBT in the First Loss Layer.

The parent company provides guarantees of payments of certain amounts (“Guaranteed Payments”) for the benefit of holders of capital securities issued by Commercial Federal Capital Trust I (“Trust I”), Commercial Federal Capital Trust II (“Trust II”) and Commercial Federal Capital Trust III (“Trust III”), Delaware statutory trusts created by the parent company for the purpose of issuing these capital securities. The Guaranteed Payments are equal to the amount of (i) all accrued and unpaid distributions on the capital securities; (ii) the price payable on redemption of the capital securities; and (iii) upon termination of either Trust I, Trust II or Trust III, the lesser of either the liquidation amount of the respective capital securities and all unpaid distributions thereon, or the amount of assets of Trust I, Trust II or Trust III remaining available for distribution to respective holders after satisfaction of all respective liabilities. The parent company is required to make payments under the guarantees only to the extent that the trusts hold funds sufficient to make such payments, but fail to do so. The maximum potential amount of future payments on these guarantees totals $55.0 million ($10.0 million for Trust I, $25.0 million for Trust II and $20.0 million for Trust III), which is equal to the total principal of the capital securities plus accrued interest. The terms of the guarantees end with the maturities of the respective capital securities, which are October 8, 2033 for Trust I, December 15, 2034 for Trust II and May 23, 2035 for Trust III. The parent company is subrogated to all rights of holders of the capital securities with respect to amounts it pays on the guarantees, which amounts would be recoverable from the funds by the respective trusts. Consequently, the parent company expects that the liquidation of such assets held by the respective trusts would fully cover the maximum potential amount of future payments the parent company may make on the guarantees. The fair values of these guarantees are not material.

Standby letters of credit issued by the Corporation commit the Corporation to make payments on behalf of customers when certain specified future events occur. The credit risk involved with standby letters of credit is primarily the same as the credit risk involved with issuing a loan. At September 30, 2005 the Corporation had $29.1 million of standby letters of credit with a weighted average term of approximately 22 months. The fees on these standby letters of credit are deferred and recorded at fair value. These fees were not material at September 30, 2005, and no material losses are anticipated from these outstanding standby letters of credit.

The Corporation is a limited partner in several multi-family affordable housing investment properties for which it receives affordable housing tax credits. The Corporation consolidated certain of these partnerships with assets approximating $844,000 as of September 30, 2005 that are included in the accompanying consolidated statement of financial condition. The Corporation has no material potential exposure to loss relative to these partnerships. The consolidation of the remaining partnerships, with assets approximating $336.0 million at September 30, 2005, is not required under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R). The Corporation’s maximum potential exposure to loss from investments in these limited partnerships and unfunded commitments totaled approximately $12.8 million as of September 30, 2005.

H. COMMITMENTS AND CONTINGENCIES (Continued):

The Corporation is also a general partner in numerous limited real estate partnerships formed in prior years to provide investment opportunities for customers of the Bank. The Corporation also holds limited partner interests in certain of these limited partnerships. The consolidation of these limited partnerships is not required under the provisions of FASB Interpretation No. 46(R). Therefore, assets with a net carrying value totaling approximately $16.6 million at September 30, 2005 are not included in the accompanying consolidated statement of financial condition. In the highly unlikely event that all of the assets of these limited partnerships had no value and all other partners failed to meet their obligations, management of the Corporation estimates that its maximum potential exposure to loss would approximate $30.3 million. This amount represents the total liabilities of the limited partnerships for which the Corporation is a general partner plus the net carrying value of the Corporation’s investments in these entities at September 30, 2005.

The Corporation is subject to a number of other lawsuits and claims for various amounts which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Corporation’s financial position or results of operations.

I. SEGMENT INFORMATION:

The Corporation reorganized its business segments beginning the second quarter of 2005 due to the current year sale of its mortgage servicing rights and broker and correspondent bank mortgage origination network in connection with the Corporation exiting the mortgage loan servicing and wholesale mortgage origination business. The Corporation’s operations now consist of three lines of business for management reporting purposes: Commercial Banking, Retail Banking, and Treasury. The previously reported Mortgage Banking segment is now reported as Exited Operations. Secondary marketing functions and servicing activities for Bank-owned loans, which were previously included in the Mortgage Banking segment have been reclassified to the Treasury segment for all reporting periods presented. The financial information presented does not necessarily represent the results of operations or financial condition of these lines of business as if they were independent companies. This information in the following tables is derived from management’s internal reporting system used to measure the performance of the segments and the Corporation in total. Therefore, the reported results of operations and financial condition by line of business generated from this management reporting system may not be in accordance with accounting principles generally accepted in the United States. Certain amounts in the prior year periods have been reclassified to conform to the September 30, 2005 presentation for comparative purposes.

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

The Treasury segment is responsible for corporate interest rate risk, asset/liability management, the servicing of Bank-owned loans, and the sale of mortgages in the secondary market. Treasury manages the Corporation’s single-family residential mortgage loan portfolio, investment and mortgage-backed securities, wholesale deposits, FHLB advances and all other borrowings and absorbs the valuation adjustments related to mortgage servicing rights.

Exited Operations reflect the results of servicing mortgage loans for others which continued until the transfer of the remaining servicing was completed in the 2005 third quarter. Exited Operations encompasses the interim sub servicing of mortgage loans for others until the loan servicing was transferred. Exited Operations (through Mortgage Banking activities) involved the acquisition of selected correspondent and broker mortgage loans, as well as the origination, purchase, and sale of the associated retained rights to service mortgage loans.

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

I. SEGMENT INFORMATION (Continued):

The contribution of the business segments to the consolidated results for the three months ended September 30, 2005 and 2004 is summarized in the following table:

	Commercial	Retail	Treasury	Exited	Consolidated
	Banking	Banking	and Other	Operations	Total
Three Months Ended September 30, 2005:
Net interest income (loss)	$32,690	$34,146	$(107)	$778	$67,507
Provision for loan losses	4,776	3,102	—	—	7,878
Total fee and other income	1,060	29,615	5,780	498	36,953
Total other expense	9,547	50,059	2,684	3,665	65,955

Income (loss) before income taxes	19,427	10,600	2,989	(2,389)	30,627
Income tax provision (benefit)	6,897	3,763	(2,222)	(848)	7,590

Net income (loss)	$12,530	$6,837	$5,211	$(1,541)	$23,037

Total net interest and other income	$33,750	$63,761	$5,673	$1,276	$104,460
Intersegment revenue	—	3,391	660	526
Depreciation and amortization	112	2,081	2,035	13	4,241
Total assets	4,445,732	1,493,305	4,180,576	44,911	10,164,524

Three Months Ended September 30, 2004:
Net interest income	$30,475	$27,484	$5,399	$731	$64,089
Provision for loan losses	2,861	1,945	(1,937)	—	2,869
Total fee and other income	1,420	25,955	970	1,246	29,591
Total other expense	8,818	45,083	2,755	7,344	64,000

Income (loss) before income taxes	20,216	6,411	5,551	(5,367)	26,811
Income tax provision (benefit)	7,133	2,276	(926)	(1,905)	6,578

Net income (loss)	$13,083	$4,135	$6,477	$(3,462)	$20,233

Total net interest and other income	$31,895	$53,439	$6,369	$1,977	$93,680
Intersegment revenue	—	3,073	3,223	2,815
Depreciation and amortization	124	1,845	2,034	229	4,232
Total assets	3,819,971	1,353,145	5,951,878	291,737	11,416,731

I. SEGMENT INFORMATION (Continued):

The contribution of the business segments to the consolidated results for the nine months ended September 30, 2005 and 2004 is summarized in the following table:

	Commercial	Retail	Treasury	Exited	Consolidated
	Banking	Banking	and Other	Operations	Total
Nine Months Ended September 30, 2005:
Net interest income	$92,421	$93,954	$56	$4,396	$190,827
Provision for loan losses	13,623	9,135	(2,481)	—	20,277
Total fee and other income (loss)	1,528	80,577	(80,159)	4,636	6,582
Total other expense	27,551	145,783	14,749	23,139	211,222

Income (loss) before income taxes	52,775	19,613	(92,371)	(14,107)	(34,090)
Income tax provision (benefit)	18,735	6,963	(39,810)	(3,770)	(17,882)

Net income (loss)	$34,040	$12,650	$(52,561)	$(10,337)	$(16,208)

Total net interest and other income (loss)	$93,949	$174,531	$(80,103)	$9,032	$197,409
Intersegment revenue	—	10,121	4,527	2,660
Depreciation and amortization	319	6,178	5,956	290	12,743
Total assets	4,445,732	1,493,305	4,180,576	44,911	10,164,524

Nine Months Ended September 30, 2004:
Net interest income	$91,002	$80,014	$32,676	$2,790	$206,482
Provision for loan losses	8,308	5,669	(3,149)	—	10,828
Total fee and other income	1,291	76,162	3,160	1,894	82,507
Total other expense	28,607	141,247	9,380	23,065	202,299

Income (loss) before income taxes	55,378	9,260	29,605	(18,381)	75,862
Income tax provision (benefit)	19,416	3,287	2,831	(6,525)	19,009

Net income (loss)	$35,962	$5,973	$26,774	$(11,856)	$56,853

Total net interest and other income	$92,293	$156,176	$35,836	$4,684	$288,989
Intersegment revenue	—	10,653	9,032	9,856
Depreciation and amortization	372	5,413	6,631	610	13,026
Total assets	3,819,971	1,353,145	5,951,878	291,737	11,416,731

J. REGULATORY CAPITAL:

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Regulators can initiate certain mandatory and possibly additional discretionary actions if the Bank fails to meet minimum capital requirements. These actions could have a direct material effect on the Corporation’s financial position and results of operations.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the following table. Prompt corrective action provisions pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) require specific supervisory actions as capital levels decrease. To be considered well-capitalized under the regulatory framework for prompt corrective action provisions under FDICIA, the Bank must maintain certain minimum capital ratios as set forth below. At September 30, 2005, the Bank exceeded the minimum requirements for the well-capitalized category.

The following presents the Bank’s regulatory capital levels and ratios relative to its minimum capital requirements as of September 30, 2005:

	Actual		For OTS Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital to tangible assets	$712,203	7.13%	$149,775	1.50%	n/a	n/a
Tier 1 core (leverage) capital to adjusted total assets	712,203	7.13	399,399	4.00	$499,249	5.00%
Adjusted Tier 1 capital to risk-weighted assets	707,756	8.97	n/a	n/a	473,423	6.00
Total risk-based capital to risk-weighted assets	831,878	10.54	631,230	8.00	789,038	10.00

As of September 30, 2005, the most recent notification from the Office of Thrift Supervision (“OTS”) categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action provisions under FDICIA. There are no conditions or events since such notification that management believes have changed the Bank’s classification.

K. CURRENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), entitled “Share-Based Payment” (“SFAS No. 123(R)”) that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25 and its related implementation guidance. The Corporation currently applies APB No. 25 and related interpretations in the accounting for stock options under the intrinsic value method and provides pro forma disclosure of the Corporation’s stock-based compensation expense as currently required by SFAS No. 123. See Note G “Stock-Based Compensation” for this pro forma disclosure. The Securities and Exchange Commission (“SEC”) adopted a rule on April 14, 2005 that amended the implementation date of SFAS No. 123(R) allowing publicly-held companies to adopt this statement at the beginning of their next fiscal year that begins after June 15, 2005, or as of January 1, 2006 for the Corporation. Absent the completion of the BancWest merger currently anticipated to be consummated in December 2005, management of the Corporation will adopt SFAS 123(R) using the modified prospective application method. Under this method of transition, compensation cost for the portion of awards that are outstanding as of January 1, 2006, for which the requisite service has not yet been rendered, will be recognized as the requisite service is rendered after January 1, 2006. The compensation cost for these awards will be based on the grant-date fair value as previously calculated for the pro forma disclosures under SFAS No. 123. The SEC also issued Staff Accounting Bulletin No. 107 “Share-Based Payment” on March 29, 2005 which is effective upon the adoption of SFAS No. 123(R) and provides interpretive guidance on the use of valuation methods, disclosures and assumptions as applicable to public companies in administering the disclosure requirements of the federal securities laws.

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

In December 2004, Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29” (“SFAS No. 153”), was issued. Under APB No. 29 there was an exception from fair value measurement for nonmonetary exchanges of similar productive assets. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, or as of January 1, 2006 for the Corporation, and shall be applied prospectively. Management does not believe that this statement will have a material effect on the Corporation’s financial position, liquidity or results of operations.

In May 2005, Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”), was issued. This statement replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” (“APB No. 20”) and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB No. 20 requiring justification of a change in accounting principle on the basis of preferability. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, or as January 1, 2006 for the Corporation. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement is issued. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.

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

CRITICAL ACCOUNTING POLICIES:

The Corporation’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of September 30, 2005 remain unchanged from December 31, 2004. These policies relate to the accounting for the allowance for loan losses and allowance for unfunded loan commitments and letters of credit, mortgage servicing rights and derivative financial instruments. Disclosure on these critical accounting policies is incorporated by reference under Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s Annual Report on Form 10-K for the Corporation’s year ended December 31, 2004.

EXECUTIVE MANAGEMENT OVERVIEW:

On June 13, 2005, Bank of the West and the Corporation jointly announced that they entered into an agreement and plan of merger pursuant to which Bank of the West would acquire the Corporation. The boards of directors of the Corporation, Bank of the West, BancWest and the board of BancWest’s parent, BNP Paribas, have approved the transaction. Subject to the terms and conditions of the merger agreement, each outstanding share of the Corporation’s common stock will be converted into the right to receive $34.00 in cash and the Corporation will also declare and pay a special one-time cash dividend of $.50 per share immediately prior to the completion of the merger. Stockholders of the Corporation approved the transaction at a special meeting on November 1, 2005 and all regulatory approvals have been received. The merger is expected to close in December 2005. Following the transaction, the Corporation and the Bank will merge into Bank of the West, at which time all of the Bank’s branches will become branches of Bank of the West, a banking subsidiary of BancWest.

Net income for the three months ended September 30, 2005 was $23.0 million, or $.59 per diluted share, compared to net income totaling $20.2 million, or $.50 per diluted share, for the same quarter last year. Results for the current quarter reflect a $5.6 million award received from the United States government related to a supervisory goodwill lawsuit the Bank assumed in a 1998 acquisition. After paying related legal fees approximating $1.1 million the net pre-tax amount of $4.5 million ($2.9 million after-tax or $.07 per diluted share) was recorded in other operating income. Net loss for the nine months ended September 30, 2005 was $16.2 million, or a loss of $.42 per diluted share, compared to net income of $56.9 million, or $1.38 per diluted share, for the nine months ended September 30, 2004.

Year-to-date results for 2005 reflect the completion of the sale of the Corporation’s mortgage servicing rights and wholesale mortgage origination network at a net pre-tax gain of $3.4 million. In addition, the Corporation recognized exit costs totaling $3.7 million relating to contract termination costs and severance costs from the termination of employees associated with the mortgage servicing and wholesale mortgage origination network lines of business. Additionally, year-to-date results reflect the effects of several significant balance sheet transactions executed during the first quarter of 2005 to realign its balance sheet and sustain an acceptable interest rate risk profile in association with the sale of mortgage servicing rights. See the “Asset/Liability Management” section for additional information related to these balance sheet transactions.

Net interest income increased $3.4 million from the same 2004 quarter primarily due to the favorable impact resulting from the balance sheet restructuring activities which occurred in the first quarter of 2005. Increased volumes on nonresidential loans and higher yields on the overall loan portfolio also positively impacted net interest income. These favorable factors were offset by a reduction in mortgage loan interest due to the decrease in average outstanding residential mortgage loans as a result of decreased new mortgage loan origination activity related to the sale of the broker and correspondent network in the first quarter of 2005 and reduced refinancing volumes. Additionally, lower average balances of mortgage-backed and investment securities, partially offset by higher yields earned on these securities, contributed to a decrease in related interest income. Continued increases in the targeted Federal Funds rate from 1.00% in the first quarter of 2004 to 3.75% at September 30, 2005 impacted the higher balance and rates paid on the Corporation’s savings deposits and the higher rates paid on certificates of deposit.

EXECUTIVE MANAGEMENT OVERVIEW (Continued):

The increases in retail fees and charges in the third quarter of 2005 compared to the respective 2004 quarter reflect the Corporation’s continued focus on retail deposit generation, a change in overdraft payment practices and changes in the retail fee structure. Loan servicing fees decreased $10.0 million offset by a favorable decrease in the amortization of mortgage servicing rights of $10.6 million from the same 2004 quarter due to the 2005 sale of the Corporation’s mortgage servicing rights. Total general and administrative expenses increased $2.0 million compared to the respective 2004 quarter due to an increase in compensation expense primarily resulting from increases in production and management incentive expenses.

The Corporation continues to focus on its strategic initiative to increase deposits and loan products that diversify the product mix and contribute to enhanced core profitability. During the nine months ended September 30, 2005, the Corporation recorded increases from December 31, 2004, in the following targeted core business drivers:

•	average commercial outstanding loan balances increased 12.8%, or 17.1% annualized,

•	average home equity loan outstanding balances expanded 9.8%, or 13.1% annualized,

•	average core deposit balances, excluding custodial escrows, increased 3.7%, or 4.9% annualized, and

•	the number of period-end retail checking and commercial checking accounts increased 4.8%, or 6.4% annualized.

OPERATING	RESULTS BY SEGMENT:

See Note I, “Segment Information,” for additional information on the Corporation’s lines of business including tabular results of operations for the three and nine months ended September 30, 2005 and 2004. Results of operations for each business unit are derived from management’s internal reporting system used to measure the performance of the segments and the Corporation in total. This management reporting system and the results of operations and financial condition by business unit may not be in accordance with accounting principles generally accepted in the United States. Certain amounts in the prior year periods have been reclassified to conform to the September 30, 2005 presentation for comparative purposes.

Commercial Banking:

The Commercial Banking segment reported net income of $12.5 million for the three months ended September 30, 2005 compared to $13.1 million for 2004. Net interest income increased $2.2 million for the 2005 quarter compared to the 2004 period. This increase is partially due to an increase of $128.3 million in the average balance of commercial operating loans in 2005 compared to 2004 which increased net interest income by $735,000. In addition, the average balance for commercial deposits increased $39.2 million resulting in an increase to net interest income of $256,000. The provision for loan losses increased $1.9 million for the 2005 quarter compared to 2004 primarily due to an increase in the loss percentage for the segment as well as an increase of $507.0 million in the average balance of loans outstanding. Total other income decreased $360,000 for the 2005 quarter compared to 2004 due primarily to a decrease in prepayment fee income from the reduced prepayment of commercial loans comparing 2005 to 2004. Total other expense increased $729,000 for the three months ended September 30, 2005 compared to the 2004 period due to an increase of $238,000 in servicing activities for commercial loans and an increase of $330,000 in overhead allocations.

The Commercial Banking segment reported net income of $34.0 million for the nine months ended September 30, 2005 compared to $36.0 million for the 2004 nine-month period. Net interest income increased $1.4 million for the nine months ended September 30, 2005, compared to the 2004 period. The increase in net interest income is primarily due to increases of $524.0 million in the average balances of loans outstanding and $37.7 million the average balance for commercial deposits in 2005 compared to 2004. These increases were partially offset by decreases of 21 basis points and 183 basis points, respectively, in the spreads on the commercial real estate portfolio and on residential construction loans during 2005 over the 2004 period. The provision for loan losses increased $5.3 million for the nine months ended September 30, 2005 compared to the 2004 period primarily due to an increase in the loss percentage for the segment as well as the increase of $524.0 million in the average balances of loans outstanding. Total other income increased $237,000 for the nine months of 2005 compared to 2004 period primarily due to a decrease in charges by the Treasury segment to the Commercial Banking segment for loan prepayment fees. Total other expense decreased $1.1 million for the nine months ended September 30, 2005 compared to the 2004 period due to a decrease of $893,000 in business development activities.

Retail Banking:

The Retail Banking segment reported net income of $6.8 million for the quarter ended September 30, 2005 compared to $4.1 million for the 2004 quarter. Net interest income increased $6.7 million for the three months ended September 30, 2005 compared to 2004 due to increases in the transfer pricing spread on certificates of deposit and money market accounts which contributed $1.6 million and $3.3 million, respectively, to interest income in 2005 compared to 2004. The provision for loan losses increased $1.2 million for the 2005 third quarter compared to the 2004 period primarily due to an increase in the home equity portfolio average balance. Total other income increased $3.7 million for the three months ended September 30, 2005 compared to 2004 primarily due to a $3.1 million increase in nonsufficient funds and overdraft charges from an increase in the fee structure and an increase in the number of total checking accounts compared to the 2004 period. Total other expense increased $5.0 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 due to increased staffing to support new sales volumes and incentives relating to sales.

The Retail Banking segment reported net income of $12.7 million for the nine months ended September 30, 2005 compared to $6.0 million for the nine months ended September 30, 2004. Net interest income increased $13.9 million for the 2005 nine-month period compared to the 2004 period. This increase in net interest income is due to an increase in the transfer pricing spread on certificates of deposit and high performance accounts which contributed $5.8 million and $4.5 million, respectively, to interest income in 2005 compared to 2004. In addition, the net interest margin on home equity loans increased $1.1 million due to a $140.0 million increase in average balances during 2005 compared to 2004. The provision for loan losses increased $3.5 million for the nine months ended September 30, 2005 compared to 2004 due to the increase in the home equity portfolio average balance and an increase in the provision for write-offs of negative consumer checking accounts totaling $1.0 million. Total other income increased $4.4 million for 2005 compared to the 2004 period primarily due to a $6.1 million increase in nonsufficient funds and overdraft charges from an increase in the fee structure and an increase in the number of total checking accounts compared to the 2004 period. This increase was partially offset by a $1.7 million decrease in service charges. Total other expense increased $4.5 million for the nine months ended September 30, 2005 compared to the 2004 period due to a $5.5 million increase in new production and servicing activities relating to increased production partially offset by a $1.8 million reduction in allocated overhead.

Treasury and Other:

This segment reported net income of $5.2 million for the quarter ended September 30, 2005 compared to $6.5 million for the quarter ended September 30, 2004. Net interest income decreased $5.5 million for the 2005 third quarter compared to the 2004 period due primarily to a reduction of $1.7 billion in the average balance of the residential loan and investment portfolios comparing the respective periods. The provision for loan losses improved $1.9 million for the three months ended September 30, 2005 compared to the 2004 period due primarily to the reduction in the average balance of the residential loan portfolio. Total other income increased $4.8 million for quarter ended September 30, 2005 compared to the 2004 quarter primarily due to the award settlement from the United States government related to the goodwill lawsuit.

The Treasury and Other segment reported a net loss of $52.6 million for the 2005 nine-month period compared to net income of $26.8 million for the nine months ended September 30, 2004. Net interest income decreased $32.7 million for the nine months ended September 30, 2005 compared to the 2004 period due primarily to a reduction of $1.7 billion in the average balance of the residential loan and investment portfolios comparing the respective periods. The provision for loan losses improved $668,000 for the nine months of 2005 compared to 2004 due primarily to a reduction in the average size of the residential loan portfolio. Total other income decreased $83.3 million for the nine months ended September 30, 2005 compared to the respective 2004 period. This decrease comparing the respective periods is due to the Bank’s 2005 first quarter realignment of the interest rate risk profile of its balance sheet resulting in the following: (i) a loss of $42.5 million due to the termination of interest rate swaps, (ii) a loss of $40.7 million from the early extinguishment of debt, and (iii) a loss of $4.6 million from a termination penalty from the early payoff of reverse repurchase agreements. This net decrease was partially offset by the $3.4 million gain from the sale of mortgage servicing rights and the wholesale mortgage loan origination network and a $4.6 million increase in intersegment revenue from purchasing residential mortgage originations from the business units. Total other expense for the nine months ended September 30, 2005 increased $5.4 million compared to the nine months of 2004 primarily due to the write-off of a portion of the contract value related to one of the Corporation’s BOLI policies totaling $6.6 million.

Exited Operations:

During the nine months ended September 30, 2005, the Corporation sold mortgage servicing rights relating to $10.5 billion of mortgage loans serviced for other investors and its broker and correspondent bank mortgage origination network for a total sales price approximating $138.3 million. The Corporation continued to service the mortgage loans sold until the loan servicing was transferred to the buyers. As a result of the aforementioned sales, the Mortgage Banking segment is reported as Exited Operations. Exited Operations reflect the results of servicing operations which continued until the transfer of the remaining servicing was completed in the 2005 third quarter. At September 30, 2005, the Corporation no longer had a mortgage servicing rights portfolio.

Exited Operations reported a net loss of $1.5 million and $10.3 million, respectively, for the three and nine months ended September 30, 2005, compared to a net loss of $3.5 million and $11.9 million for the 2004 periods. Net interest income increased for both the three and nine months ended September 30, 2005, compared to the 2004 periods due to a lower servicing rights funding cost resulting from the exit of mortgage servicing. Total other income decreased $748,000 for the 2005 quarter compared to 2004 due to a reduction in fees collected related to mortgage originations but increased $2.7 million for the nine months ended September 30, 2005 compared to 2004 primarily due to the reduction in servicing rights amortization as a result of a slow down in mortgage prepayments and the exit of the mortgage loan servicing business. Total other expense decreased $3.7 million for the three month 2005 period compared to 2004 primarily due to a reduction in variable costs related to the exit of mortgage loan servicing operations and wholesale mortgage origination business. The expense increase for the nine months ended September 30, 2005 compared to 2004 was primarily due to $3.7 million of mortgage servicing exit costs and $3.5 million impairment of goodwill related to the Corporation’s exit of the mortgage loan servicing and wholesale mortgage origination business offset by a reduction in variable costs related to the exit of mortgage loan servicing operations and wholesale mortgage origination business.

CONSOLIDATED RESULTS OF OPERATIONS:

The following sections of this management’s discussion and analysis explain the changes in the major components of net income comparing the consolidated results of operations for the three and nine months ended September 30, 2005 to the respective 2004 periods.

Net Interest Income:

Net interest income totaled $67.5 million for the three months ended September 30, 2005 compared to $64.1 million for the three months ended September 30, 2004, an increase of $3.4 million, or 5.3%. Net interest income on a taxable-equivalent basis totaled $69.2 million for the three months ended September 30, 2005, compared to $65.7 million for 2004. During the three months ended September 30, 2005 and 2004, the net interest margin was 2.97% and 2.54%, respectively, an increase of 43 basis points comparing periods. The net interest margin reflects the favorable impact resulting from the termination of pay-fixed interest-rate swap agreements that were hedging FHLB advances and the nonrenewal or prepayment of the associated FHLB advances in conjunction with the balance sheet restructuring activities which occurred in the first quarter of 2005. Average FHLB advances decreased $912.7 million while average outstanding repurchase agreements decreased $204.6 million. These decreases were related to reduced funding requirements resulting from management’s decision to strategically decrease certain portfolios of investments in the first quarter of 2005 related to the hedging of its mortgage servicing rights asset and the reduction in the Corporation’s mortgage loan and mortgage-backed securities portfolios that were lower margin contributors to net interest income. The increase in net interest income comparing respective quarters was also due to increased yields on the non-residential loan portfolios and an increase in the average balance of these loans totaling $733.6 million. This increase was partially offset by a $791.6 million decrease in average outstanding residential mortgage loans due to the reduction in new mortgage loan origination activity related to the sale of the broker and correspondent mortgage origination network in the first quarter of 2005 and slowdowns in refinancing volumes. Although the volume of mortgage-backed and investment securities decreased as a result of the transactions executed by the Corporation to realign its balance sheet, the yield on the remaining portfolio improved. Net interest income was also impacted by gradual increases in the targeted Federal Funds rate from 1.00% in the first quarter of 2004 to 3.75% at the end of the third quarter in 2005, which resulted in an increase in the balance and rate paid on savings accounts, and an increase in the rates paid for certificates of deposit and other borrowings. The increased rate paid on savings accounts was positively offset by reduced effects from derivative-related transactions.

Net interest income totaled $190.8 million for the nine months ended September 30, 2005 compared to $206.5 million for the nine months ended September 30, 2004, a decrease of $15.7 million, or 7.6%. Net interest income on a taxable-equivalent basis totaled $196.0 million for the nine months ended September 30, 2005, compared to $211.4 million for 2004. During the nine months ended September 30, 2005 and 2004, the net interest margin was 2.72% and 2.65%, respectively, an increase of seven basis points. Excluding the effect of the $4.6 million penalty recorded in the first quarter of 2005 relating to the termination of reverse repurchase agreements reflected in other borrowings, the net interest margin would have been 2.79%, resulting in an increase of 14 basis point in the net interest margin compared to the 2004 nine-month period. The net interest margin for the first nine months of 2005 reflects the favorable impact resulting from the termination of pay-fixed interest-rate swap agreements that were hedging FHLB advances and the nonrenewal or prepayment of the associated FHLB advances in conjunction with the balance sheet restructuring activities which occurred in the first quarter of 2005. Average FHLB advances decreased $1.1 billion due to reduced funding requirements as a result of management’s decision to strategically decrease certain portfolios of investments in the first quarter of 2005 related to the hedging of its mortgage servicing rights asset and the reduction in the Corporation’s mortgage loan and mortgage-backed securities portfolios that were lower margin contributors to net interest income. The decrease in net interest income was also due to a decrease of $896.3 million in average outstanding residential mortgage loans due to the reduction in new mortgage loan origination activity related to the sale of the broker and correspondent mortgage origination network in the first quarter of 2005 and slowdowns in refinancing volumes. This decrease was offset by increased yields on the non-residential loan portfolios and an increase in the average balance of these loans totaling $668.7 million. Although the volume of mortgage-backed and investment securities decreased as a result of the transactions executed by the Corporation to realign its balance sheet, the yield on the remaining portfolio improved. The Corporation has experienced an increase in the balance and rate paid on savings accounts and increases in the rates paid on certificates of deposit associated with the gradual increases in the targeted Federal Funds rate from 1.00% in the first quarter of 2004 to 3.75% at the end of the third quarter in 2005. The increased rate paid on savings accounts was positively offset by reduced effects from derivative-related transactions.

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

Net Interest Income (Continued):

The following table presents average interest-earning and non-interest earning assets and average interest-bearing and non-interest bearing liabilities and stockholders’ equity, interest income and interest expense, and average yields earned on interest-earning assets and average rates incurred on total deposits and interest-bearing liabilities during the three months ended September 30:

	2005			2004
			Annualized			Annualized
	Average		Yield/	Average		Yield/
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans-(1)(2)
Residential real estate	$2,514,755	$32,712	5.20%	$3,306,347	$41,321	5.00%
Commercial real estate	2,054,121	33,874	6.51	1,932,985	30,924	6.32
Construction	806,527	16,118	7.82	611,740	10,525	6.73
Commercial operating and other (3)	657,865	11,281	6.73	543,716	7,731	5.58
Consumer home equity	1,084,663	18,708	6.84	941,580	14,824	6.25
Consumer other	886,525	14,002	6.27	726,110	11,331	6.19

Total loans (2)	8,004,456	126,695	6.27	8,062,478	116,656	5.74
Mortgage-backed securities	608,321	7,029	4.62	1,086,720	10,930	4.02
Investments (2)	677,219	9,828	5.77	1,257,317	16,056	5.09

Total interest-earning assets (2)	9,289,996	143,552	6.12	10,406,515	143,642	5.48
Noninterest-earning assets	931,731			1,153,483

Total assets	$10,221,727			$11,559,998

Noninterest-bearing checking	$766,117	—	—	$911,825	—	—
Interest-bearing deposits:
Interest-bearing checking	573,825	188.13		592,255	375.25
Savings (4)	1,991,655	14,759	2.94	1,207,525	10,869	3.57
Money market	639,002	2,675	1.66	1,204,886	4,237	1.40

Interest-bearing core deposits	3,204,482	17,622	2.18	3,004,666	15,481	2.04
Certificates of deposit	2,122,299	16,185	3.03	2,338,196	13,284	2.25

Total interest-bearing deposits	5,326,781	33,807	2.52	5,342,862	28,765	2.14

Total deposits	6,092,898	33,807	2.20	6,254,687	28,765	1.82

Advances from FHLB (5)	2,942,404	33,717	4.48	3,855,121	45,191	4.59
Other borrowings	338,026	6,799	7.87	499,543	3,960	3.11

Total interest-bearing liabilities	8,607,211	74,323	3.40	9,697,526	77,916	3.16

Net earnings balance, net interest income and net interest rate spread (2)	682,785	69,229	2.72	708,989	65,726	2.32

Total deposits and interest-bearing liabilities	9,373,328	74,323	3.12	10,609,351	77,916	2.89
Other noninterest-bearing liabilities	93,370			186,033
Stockholders’ equity	755,029			764,614

Total liabilities and stockholders’ equity	$10,221,727			$11,559,998

Net interest income and net interest rate spread including noninterest-bearing deposits (2)		$69,229	3.00%		$65,726	2.59%

Net interest margin (2)			2.97%			2.54%

(1)	Includes nonaccruing loans averaging $48.7 million and $37.9 million for the respective periods at a yield of zero percent.
(2)	Includes taxable-equivalent adjustments totaling $1.7 million and $1.6 million, respectively, related to tax-exempt income on certain loans and investments for the three months ended September 30, 2005 and 2004 using the federal statutory tax rate of 35%.
(3)	In addition to commercial operating loans, includes small business, agricultural and Nebraska Investment Finance Authority loans.
(4)	Includes interest expense on derivative-related transactions totaling $2.4 million and $7.5 million for the respective periods.
(5)	Includes interest expense on derivative-related transactions totaling $537,000 and $12.2 million for the respective periods.

Net Interest Income (Continued):

The following table presents average interest-earning and non-interest earning assets and average interest-bearing and non-interest bearing liabilities and stockholders’ equity, interest income and interest expense, and average yields earned on interest-earning assets and average rates incurred on total deposits and interest-bearing liabilities during the nine months ended September 30:

	2005			2004
(Dollars in Thousands)	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
Interest-earning assets:
Loans-(1)(2)
Residential real estate	$2,670,579	$102,278	5.11%	$3,566,915	$134,589	5.03%
Commercial real estate	2,028,703	98,586	6.44	1,935,767	93,613	6.40
Construction	765,343	40,751	7.02	554,342	29,777	7.06
Commercial operating and other (3)	645,323	31,130	6.37	529,406	21,807	5.42
Consumer home equity	1,044,308	51,785	6.63	903,451	43,426	6.40
Consumer other	821,492	37,913	6.17	713,482	33,742	6.30

Total loans (2)	7,975,748	362,443	6.04	8,203,363	356,954	5.78
Mortgage-backed securities	733,314	24,736	4.50	1,181,718	34,943	3.94
Investments (2)	887,273	35,364	5.31	1,284,360	46,828	4.85

Total interest-earning assets (2)	9,596,335	422,543	5.85	10,669,441	438,725	5.46
Noninterest-earning assets	1,037,396			1,195,346

Total assets	$10,633,731			$11,864,787

Noninterest-bearing checking	$888,389	—	—	$960,878	—	—
Interest-bearing deposits:
Interest-bearing checking	601,306	997.22		597,924	1,293.29
Savings (4)	1,869,514	43,351	3.10	1,217,485	30,706	3.36
Money market	760,811	8,876	1.56	1,180,741	11,921	1.34

Interest-bearing core deposits	3,231,631	53,224	2.20	2,996,150	43,920	1.95
Certificates of deposit	2,214,514	45,873	2.77	2,454,273	41,529	2.25

Total interest-bearing deposits	5,446,145	99,097	2.43	5,450,423	85,449	2.09

Total deposits	6,334,534	99,097	2.09	6,411,301	85,449	1.78

Advances from FHLB (5)	2,976,625	104,023	4.61	4,051,289	132,816	4.31
Other borrowings (6)	415,908	23,399	7.42	448,275	9,047	2.66

Total interest-bearing liabilities	8,838,678	226,519	3.40	9,949,987	227,312	3.02

Net earnings balance, net interest income and net interest rate spread (2)	757,657	196,024	2.45	719,454	211,413	2.44

Total deposits and interest-bearing liabilities	9,727,067	226,519	3.09	10,910,865	227,312	2.75
Other noninterest-bearing liabilities	146,630			201,720
Stockholders’ equity	760,034			752,202

Total liabilities and stockholders’ equity	$10,633,731			$11,864,787

Net interest income and net interest rate spread including noninterest-bearing deposits (2)		$196,024	2.76%		$211,413	2.71%

Net interest margin (2)			2.72%			2.65%

(1)	Includes nonaccruing loans averaging $45.3 million and $47.9 million for the respective periods at a yield of zero percent.
(2)	Includes taxable-equivalent adjustments totaling $5.2 million and $4.9 million, respectively, related to tax-exempt income on certain loans and investments for the nine months ended September 30, 2005 and 2004 using the federal statutory tax rate of 35%.
(3)	In addition to commercial operating loans, includes small business, agricultural and Nebraska Investment Finance Authority loans.
(4)	Includes interest expense on derivative-related transactions totaling $10.5 million and $23.0 million for the respective periods.
(5)	Includes interest expense on derivative-related transactions totaling $8.4 million and $38.8 million for the respective periods.
(6)	Includes penalties of $4.6 million related to the termination of reverse repurchase agreements on March 31, 2005.

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

	Three Months Ended September 30, 2005 Compared to September 30, 2004 Increase (Decrease) Due to			Nine Months Ended September 30, 2005 Compared to September 30, 2004 Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income on loans and investments:
Residential real estate	$(10,239)	$1,630	$(8,609)	$(34,299)	$1,988	$(32,311)
Commercial real estate	2,001	949	2,950	4,401	572	4,973
Construction	3,711	1,882	5,593	11,130	(156)	10,974
Commercial operating and other	1,792	1,758	3,550	5,178	4,145	9,323
Consumer home equity	2,385	1,499	3,884	6,811	1,548	8,359
Consumer other	2,532	139	2,671	4,893	(722)	4,171
Mortgage-backed securities	(5,347)	1,446	(3,901)	(14,620)	4,413	(10,207)
Investments	(8,142)	1,914	(6,228)	(15,535)	4,071	(11,464)

Total interest income	(11,307)	11,217	(90)	(32,041)	15,859	(16,182)

Interest expense on deposits and other debt:
Interest-bearing checking	(11)	(176)	(187)	7	(303)	(296)
Savings	3,121	769	3,890	5,814	6,831	12,645
Money market	(2,260)	698	(1,562)	(4,729)	1,684	(3,045)
Certificates of deposit	(1,316)	4,217	2,901	(4,385)	8,729	4,344
Advances from FHLB	(8,969)	(2,505)	(11,474)	(29,005)	212	(28,793)
Other borrowings	(1,624)	4,463	2,839	(702)	15,054	14,352

Total interest expense	(11,059)	7,466	(3,593)	(33,000)	32,207	(793)

Effect on net interest income	$(248)	$3,751	$3,503	$959	$(16,348)	$(15,389)

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

Provision for Loan Losses and Asset Quality (continued):

An analysis of the allowance for loan losses is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2005	2004	2005	2004
Beginning balance	$89,268	$97,082	$89,841	$108,154
Provision charged to operations	7,878	2,869	20,277	10,828
Loans charged-off:
Residential real estate	(182)	(102)	(551)	(304)
Commercial real estate	(135)	(8)	(2,388)	(10,082)
Construction	(2,673)	(16)	(3,542)	(77)
Commercial operating, small business and agricultural	(529)	(1,192)	(1,858)	(2,676)
Consumer	(5,973)	(4,751)	(17,813)	(15,453)

Loans charged-off	(9,492)	(6,069)	(26,152)	(28,592)

Recoveries:
Residential real estate	—	39	1	172
Commercial real estate	41	1	590	29
Construction	—	—	33	2
Commercial operating, small business and agricultural	27	32	126	227
Consumer	1,544	903	4,550	4,037

Recoveries	1,612	975	5,300	4,467

Net loans charged-off	(7,880)	(5,094)	(20,852)	(24,125)

Ending balance	$89,266	$94,857	$89,266	$94,857

The Corporation recorded loan loss provisions totaling $7.9 million and $20.3 million, respectively, for the three and nine months ended September 30, 2005, compared to $2.9 million and $10.8 million for the respective 2004 periods. These increases in the loan loss provision relate to the growth in the level of nonperforming loans and net charge-offs, excluding the $9.2 million commercial real estate charge-off in 2004 discussed below, as compared to the respective 2004 periods. The increases in the provision also reflect the Corporation’s concern about the impact of national bankruptcy legislation on charge-off rates as an increasing number of consumers have opted to file for bankruptcy protection before the stricter rules go into effect. In addition, rising fuel costs for both homes and vehicles will have an adverse impact on the consumer. Rising fuel costs have resulted in (i) an increase in the amount of vehicle repossessions and (ii) higher losses upon disposition of repossessed vehicles due to weak marketability for less fuel efficient vehicles.

Loans charged-off, net of recoveries (“net charge-offs”), totaled $7.9 million and $20.9 million, respectively, for the three and nine months ended September 30, 2005, compared to $5.1 million and $24.1 million for the respective 2004 periods. Net charge-offs are higher for the three months ended September 30, 2005 compared to 2004 primarily due to increases in residential construction and consumer loan charge-offs. The increase in construction loan charge-offs is due primarily to the charge-off of one loan totaling $2.6 million during the 2005 third quarter. The remaining balance of this residential construction loan totaling $5.0 million was transferred to real estate owned during the 2005 third quarter. Net charge-offs are lower for the nine months ended September 30, 2005 compared to 2004 primarily due to the charge-off totaling $9.2 million of a performing commercial real estate loan during the first quarter of 2004. This charge-off occurred as a result of management’s decision to sell this loan at a loss since the real estate securing the loan, which was the primary source of repayment, was in a distressed market with no sign of improvement in the near future coupled with a potential indeterminate holding period until the market would stabilize. Excluding the effects of this $9.2 million commercial real estate charge-off in the first quarter of 2004, net charge-offs increased $6.7 million in comparison to the 2004 nine-month period due to the $2.6 million residential construction charge-off and to increases in consumer and commercial real estate loan charge-offs. Management will continue to consider the option of accelerating the resolution of specific, selected assets, on a case by case basis, that either are nonperforming or are expected to be nonperforming in the near future.

The Corporation estimates that its direct credit exposure due to Hurricane Katrina totals approximately $33.8 million from loans secured by properties located in Alabama, Louisiana and Mississippi of which approximately $6.0 million is located in designated disaster counties. Although the total impact on the Corporation is not completely determinable at this time, management believes that the allowance for loan losses as of September 30, 2005 was sufficient to cover any potential related credit quality deterioration due to Hurricane Katrina.

Provision for Loan Losses and Asset Quality (continued):

Nonperforming assets and related information are summarized as of the dates indicated:

	September 30,	December 31,
(Dollars in Thousands)	2005	2004
Loans accounted for on a nonaccrual basis (1):
Real estate -
Residential	$12,025	$9,598
Commercial	17,927	20,206
Consumer, commercial operating and other loans	13,933	7,119

Total nonperforming loans	43,885	36,923

Foreclosed real estate:
Commercial	2,959	3,071
Residential	10,751	14,764

Total foreclosed real estate	13,710	17,835

Troubled debt restructurings - commercial	6,130	5,846

Total nonperforming assets	$63,725	$60,604

Nonperforming loans to loans receivable (2)	.55%	.47%
Nonperforming assets to total assets	.63%	.53%

Allowance for loan losses	$89,266	$89,841

Allowance for loan losses to:
Loans receivable (2)	1.12%	1.15%
Total nonperforming loans	203.41%	243.32%

Accruing loans delinquent more than 90 days:
Residential real estate	$17,261	$17,849

(1)	The Corporation places residential first mortgage loans on nonaccrual when more than 12 payments are missed unless the loan is not both well-secured and in the process of collection. If it is determined that a residential first mortgage loan is not both well-secured and in the process of collection before more than twelve payments are missed, the loan is placed on nonaccrual at this earlier point in time. For all other loans, except credit card loans, interest is generally not accrued when the loan becomes contractually delinquent 90 days or more. Credit card loans continue to accrue interest up to 120 days past due at which point the credit card loan balance plus accrued interest are charged off.
(2)	Based on the net book value of loans receivable before deducting allowance for loan losses at the respective dates.

The preceding table excludes nonperforming loans held for sale totaling $4.9 million and $34.3 million, respectively, at September 30, 2005 and December 31, 2004, related to the Government National Mortgage Association (“GNMA”) optional repurchase program. These guaranteed mortgage loans serviced for GNMA include loans that have been repurchased or are eligible for repurchase by the Corporation at the Corporation’s option and without prior authorization from GNMA when specific delinquency criteria are met. Therefore, the Corporation is deemed to have regained effective control over these loans. These nonperforming loans are guaranteed by the Federal Housing Administration (“FHA”) or the Department of Veteran’s Administration (“VA”) with the Corporation either reselling these loans or undertaking collection efforts through the FHA/VA foreclosure process for reimbursement of these repurchased loans. The Corporation is reimbursed for substantially all costs incurred after the foreclosure process is complete.

The allowance for loan losses as a percentage of loans receivable decreased slightly to 1.12% as of September 30, 2005, compared to 1.15% as of December 31, 2004. Management actively monitors the adequacy of the allowance for loan losses, including the appropriateness of the allowance in consideration of the risk characteristics and trends of the loan portfolio.

Nonperforming loans at September 30, 2005 increased $7.0 million compared to December 31, 2004, primarily due to increases in consumer loan and commercial operating loan delinquencies totaling $3.5 million and $3.4 million, respectively. The $4.1 million net decrease in foreclosed real estate at September 30, 2005 compared to December 31, 2004, is primarily due to a decrease in residential real estate owned partially offset by an increase in residential construction real estate owned.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2005	2004	2005	2004
Nonsufficient fund charges and overdraft fees	$15,095	$11,855	$38,232	$31,087
Service charges	2,476	2,830	7,881	8,517
Debit and credit card fees, net	2,366	1,797	6,662	5,772
Transaction fees and other	1,214	1,143	3,331	3,627

Retail fees and charges	$21,151	$17,625	$56,106	$49,003

The net increase in nonsufficient fund charges and overdraft fees totaling $3.2 million and $7.1 million, comparing the 2005 three and nine-month periods to 2004, is primarily the result of an increase in the Corporation’s customer base and a change beginning in March 2004 in the Corporation’s policy and practice related to accepting more overdraft transactions presented by the Bank’s customers. Fees charged on nonsufficient funds and overdraft transactions were increased effective July 1, 2004 which also contributed to the overall increase in retail fees and charges comparing the 2005 periods to 2004.

Loan Servicing Fees:

The major components of loan servicing fees for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2005	2004	2005	2004
Revenue:
Loan servicing fees	$132	$9,252	$10,283	$28,051
Late loan payment fees	663	1,502	2,967	4,637

Total revenues	795	10,754	13,250	32,688

Amortization of mortgage servicing rights	(2)	(10,616)	(8,889)	(37,901)

Loan servicing fees, net	$793	$138	$4,361	$(5,213)

During the three and nine months ended September 30, 2005, the Corporation sold mortgage servicing rights relating to loans totaling $18.9 million and $10.5 billion, respectively. During the nine months ended September 30, 2005, the Corporation also sold its wholesale mortgage origination network. The Corporation entered into interim sub-servicing arrangements with the buyers of the mortgage servicing rights to continue to service the mortgage loans until the loan servicing was transferred. The transfer of loan servicing occurred during the third quarter of 2005. See Note D, “Sale of Mortgage Servicing and Wholesale Mortgage Origination Network,” for additional information regarding these transactions.

Mortgage Servicing Rights Valuation Adjustment, Net:

Prior to the aforementioned sales of the Corporation’s mortgage servicing rights, a valuation loss totaling $2,000 was recorded during the 2005 third quarter and a valuation recovery of $7.6 million was recorded during the 2005 nine-month period. The valuation recovery for the nine-month period was partially offset by the sales of securities held by the Corporation as an economic hedge of the mortgage servicing rights and by a net loss of $2.1 million from other hedging vehicles used to protect against fair value changes in the Corporation’s mortgage servicing rights asset. As of March 31, 2005, these securities and hedging vehicles previously held by the Corporation for the purpose of hedging its mortgage servicing rights asset were no longer outstanding. The $2,000 valuation loss and the $7.6 million valuation recovery during the three and nine month 2005 periods compare to valuation adjustment losses totaling $21.6 million and $1.7 million, respectively, recorded during the 2004 three and nine-month periods. The 2004 valuation adjustment loss levels were in response to decreasing long-term interest rates in these periods. At September 30, 2005, the Corporation no longer had a mortgage servicing rights portfolio so its valuation allowance was zero compared to $41.2 million at December 31, 2004 and $51.0 million at September 30, 2004. This decrease relates to the sale of mortgage servicing rights and the recovery of previously recognized losses during the first nine months of 2005.

Gain (Loss) on Sales of Securities:

As part of management’s strategy to partially offset valuation adjustments in its mortgage servicing rights portfolio, the Corporation sold $116.0 million of available-for-sale mortgage-backed securities for a pre-tax gain of $1.7 million and $678.6 million of available-for-sale investment securities at a pre-tax loss of $5.7 million during the 2005 nine-month period, compared to sales totaling $236.3 million and $1.4 billion, respectively, of available-for-sale investment securities at a pre-tax gain of $12.6 million and a pre-tax loss of $1.8 million, respectively, for the three and nine months ended September 30, 2004. The Corporation did not sell any available-for-sale securities during the third quarter of 2005. Additionally, in conjunction with the Corporation’s sale of mortgage servicing rights and the realignment of its balance sheet to sustain an acceptable balance sheet interest rate risk profile, the Corporation sold $678.6 million of available-for-sale mortgage-backed securities at a pre-tax loss of $12.7 million during the three months ended March 31, 2005.

Changes in Fair Values of Derivatives, Net:

The following changes in fair value of derivatives were recorded during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2005	2004	2005	2004
Increase (decrease) in the fair value of:
Interest rate floor agreements not qualifying for hedge accounting	$(872)	$4,693	$(2,563)	$(1,426)
Interest rate swap and swaption agreements not qualifying for hedge accounting	9	5,258	1,338	5,488
Interest rate cap agreement not qualifying for hedge accounting	97	(1,286)	(827)	(1,566)
Other items, net	—	—	—	(64)

Changes in fair values of derivatives, net	$(766)	$8,665	$(2,052)	$2,432

Prior to the second quarter of 2005, the interest rate floor, swap and swaption agreements not qualifying for hedge accounting were principally held by the Corporation as free-standing derivatives to hedge against changes in the fair value of the Corporation’s mortgage servicing rights portfolio. During the second and third quarter of 2005, these derivatives were held principally for balance sheet interest rate risk management purposes. As a result of the Corporation’s sale of its mortgage servicing rights portfolio as of March 31, 2005, the Corporation terminated interest rate floor agreements with a notional amount of $950.0 million and interest rate swaption agreements with a notional amount of $150.0 million that were outstanding as of December 31, 2004.

Loss on Termination of Interest Rate Swap Agreements:

During the first quarter of 2005, the Corporation terminated pay-fixed interest rate swap agreements with a notional amount of $720.0 million which had been accounted for as cash flow hedges on three-month adjustable rate FHLB advances totaling $720.0 million. These adjustable rate FHLB advances were not renewed or were prepaid during March 2005. The termination of these pay-fixed interest rate swap agreements resulted in the payment of cash to the counterparty of the swap of $42.5 million and the recognition of a $42.5 million loss. See Note E, “Derivative Financial Instruments,” for additional information.

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

Gain on Sale of Mortgage Servicing Rights and Wholesale Mortgage Origination Network:

During the quarter ended September 30, 2005, the Corporation sold its remaining mortgage servicing rights relating to $18.9 million of mortgage loans serviced for other investors for a total sales price of $260,000. During the three months ended June 30, 2005, the Corporation sold mortgage servicing rights relating to $1.2 billion of mortgage loans serviced for other investors and during the three months ended March 31, 2005, sold mortgage servicing rights associated with $9.3 billion of mortgage loans serviced for other investors and its wholesale mortgage origination network. As a result of these sales, the Corporation recognized gains of $76,000 and $3.4 million, respectively, for the three and nine months ended September 30, 2005. As of September 30, 2005, a net receivable totaling $5.5 million related to these sales remained outstanding from the buyers in accordance with contractual terms.

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

During the three and nine months ended September 30, 2005, mortgage loans totaling $258.7 million and $984.5 million were sold. This compares to mortgage loans sold totaling $717.8 million and $2.2 billion, respectively, during the three and nine months ended September 30, 2004. Generally, mortgage loans originated by the Corporation during the first nine months of 2005 were sold with loan servicing released. Included in mortgage loan sales for the third quarter of 2005, were $189.1 million of mortgage loans sold to Bank of the West with servicing released at a fair market value gain of $2.0 million. These loans are being subserviced by the Bank until the merger with Bank of the West occurs. Mortgage loans originated during the three and nine months ended September 30, 2004 within the Corporation’s market area were sold with loan servicing retained while loans originated outside of the Corporation’s market area totaling $210.3 million and $213.4 million, respectively, were sold with loan servicing released. The Corporation recorded net gains on (i) the sales of loans and (ii) changes in the fair values of derivative financial instruments and hedged items during the three and nine months ended September 30, 2005, totaling $2.6 million and $5.9 million, respectively, compared to net gains of $1.4 million and $4.1 million, respectively, for the three and nine months ended September 30, 2004. The increase in gains for the three and nine-month periods of 2005 compared to 2004 primarily relate to the improved pricing of retail loan originations which were sold in the secondary market. Additionally, the increases reflect the recognition of gains associated with certain warehouse loans with market values greater than cost which had been carried at the lower of cost or market thereby deferring gain recognition until the loans were actually sold.

Bank Owned Life Insurance:

In December 2000, the Corporation invested in two BOLI policies with a total contract value of $200.0 million. During the three and nine months ended September 30, 2005, the Corporation recorded $2.8 million and $8.7 million, respectively, in net revenue from the BOLI program compared to $2.9 million and $13.9 million, respectively, during the three and nine months ended September 30, 2004. The decrease for the nine months ended September 30, 2005 compared to 2004 is due to an amendment signed on one of these BOLI policies effective February 25, 2004, resulting in the recognition of an increase in the contract value totaling $5.3 million in the first quarter of 2004. This amendment allowed the Corporation to receive a guaranteed payment of a certain component of the BOLI policy if there was a full and complete surrender of all outstanding certificates of the BOLI. Due to the approval by the Corporation’s board of directors of the plan of merger with Bank of the West, the contract value increase related to this amendment was expensed for $6.6 million and classified as merger costs during the second quarter of 2005. See Note C, “Merger Costs,” for additional information.

Other Operating Income:

The following table details the major components of other operating income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2005	2004	2005	2004
Brokerage commissions	$2,498	$2,255	$7,671	$6,557
Insurance services income	717	1,211	2,835	4,092
Credit life and disability commissions	499	445	1,001	1,394
Loan fee income	1,170	2,944	3,546	5,149
Award related to supervisory goodwill lawsuit, net	4,512	—	4,512	—
Other income	856	1,071	2,820	4,498

Other operating income	$10,252	$7,926	$22,385	$21,690

Brokerage commissions for the three and nine months ended September 30, 2005 increased over the 2004 periods due primarily to improved productivity and increases in the number of financial consultants. Insurance services income decreased due to the sale of the Corporation’s mortgage servicing operations which led to lower sales comparing the 2005 periods to 2004. The decrease in loan fee income for the three and nine-month periods is primarily due to the Corporation’s sale of its mortgage servicing rights in 2005. During the three months ended September 30, 2005, the Bank received a $5.6 million award from the United States government pursuant to a supervisory goodwill lawsuit the Bank assumed in a 1998 acquisition. After paying related legal fees totaling $1.1 million the net pre-tax amount of $4.5 million was recorded in other income. For additional information about this goodwill lawsuit, see Part II - Item 1 “Legal Proceedings” of this Form 10-Q.

General and Administrative Expenses:

The following table details the components of general and administrative expenses for the three and nine months ended September 30, 2005 and 2004, and the increases and decreases by dollar amount and percentage for 2005 compared to 2004:

	Three Months Ended September 30,		2005 to 2004		Nine Months Ended September 30,		2005 to 2004
(Dollars in Thousands)	2005	2004	Increase (Decrease)	Percentage Change	2005	2004	Increase (Decrease)	Percentage Change
Compensation and benefits	$32,615	$30,582	$2,033	6.6%	$99,971	$95,005	$4,966	5.2%
Occupancy and equipment	9,758	9,825	(67)	(0.7)	28,997	29,983	(986)	(3.3)
Data processing	5,478	4,698	780	16.6	15,656	13,962	1,694	12.1
Advertising	3,690	2,963	727	24.5	8,180	10,458	(2,278)	(21.8)
Communication	3,107	3,263	(156)	(4.8)	9,165	9,741	(576)	(5.9)
Item processing	2,872	3,195	(323)	(10.1)	8,650	9,381	(731)	(7.8)
Outside services	2,526	4,087	(1,561)	(38.2)	8,414	11,831	(3,417)	(28.9)
Loan expenses	588	1,494	(906)	(60.6)	3,407	5,444	(2,037)	(37.4)
Foreclosed real estate, net	415	643	(228)	(35.5)	2,359	1,351	1,008	74.6
Other operating expenses	3,309	2,266	1,043	46.0	8,157	11,724	(3,567)	(30.4)
Merger costs	558	—	558	N/M	8,136	—	8,136	N/M
Exit costs	75	—	75	N/M	3,731	—	3,731	N/M

Total general and administrative expenses	$64,991	$63,016	$1,975	3.1%	$204,823	$198,880	$5,943	3.0%

The net increase in the 2005 quarter compared to 2004 is primarily due to net increases in compensation and benefits, other operating expenses, data processing and advertising. Primarily offsetting these increases are net decreases in outside services and loan expenses. The increase in compensation and benefits for the three months ended September 30, 2005 compared to 2004 is primarily due to annual merit increases, as well as production and management incentives, partially offset by decreases in mortgage loan commissions and severance expense. The 2005 increase in other operating expenses is primarily due to a net loss on asset dispositions during the 2005 third quarter compared to a net gain during the 2004 third quarter. The increase in data processing in the 2005 quarter compared to 2004 is due primarily to increases in software licensing, maintenance and rent expense. The increase in advertising is primarily due to an increase in promotions relating to checking account and consumer loan products. The decrease in outside services comparing the three months ended September 30, 2005 to 2004 is due primarily to decreased costs in special project-related consulting services.

General and Administrative Expenses (continued):

The net increase comparing the nine months ended September 30, 2005 to the comparable 2004 period is primarily due to net increases in merger costs, compensation and benefits, data processing and foreclosed real estate. Primarily offsetting these increases are net decreases in other operating expenses, outside services, advertising and loan expenses. Included in merger costs is the write-off of a portion of the contract value related to one of the Corporation’s BOLI policies totaling $6.6 million, investment banking fees totaling $1.0 million and other miscellaneous merger costs totaling $558,000. The increase in compensation and benefits for the nine months ended September 30, 2005 compared to 2004 is primarily due to annual merit increases, production and management incentives and increases in costs of employer benefits. These increases were partially offset by decreases in mortgage loan commissions and severance expense. The increase in data processing in 2005 compared to 2004 is due primarily to increases in software licensing, maintenance and rent expense. Foreclosed real estate increased for the 2005 period compared to 2004 primarily due to the recognition of income in 2004 totaling $2.2 million related to the sale and valuation adjustment of a residential master planned community in Nevada. The decrease in other operating expenses for 2005 compared to 2004 is due to a net gain on 2005 asset dispositions compared to net losses for 2004. The decrease in outside services comparing the periods is due primarily to decreased costs in special project-related consulting services. The decrease in advertising is primarily due to the reduction of promotions relating to checking account and consumer loan products in the current year first and second quarters. Loan expenses decreased comparing the respective periods primarily as a result of significantly higher loan servicing expenses in 2004 related to loan prepayment activity.

During the three and nine months ended September 30, 2005, the Corporation recorded $75,000 and $3.7 million, respectively, in exit costs related to the sale of mortgage servicing rights and the Corporation’s wholesale mortgage origination network. See Note D, “Sale of Mortgage Servicing and Wholesale Mortgage Origination Network,” for additional information about the exit costs recorded in the three and nine-month periods of 2005.

Amortization of Core Value of Deposits:

For the three and nine months ended September 30, 2005, amortization of core value of deposits totaled $964,000 and $2.9 million, respectively, compared to $984,000 and $3.4 million for the 2004 periods. The net decrease in amortization expense for the 2005 periods compared to the 2004 periods is due primarily to core value of deposits amortizing on an accelerated run-off basis. In addition, the 2005 nine-month period is also lower due to certain core value of deposits that became fully amortized by June 30, 2004.

Impairment of Goodwill:

As a result of the sale of mortgage servicing rights and wholesale mortgage origination network, the goodwill for the Mortgage Banking segment totaling $3.5 million was deemed impaired and an impairment loss was recognized as of March 31, 2005 in accordance with the provisions of SFAS No. 142. See Note F, “Goodwill and Core Value of Deposits,” for additional information.

Income Tax Provision (Benefit):

For the three and nine months ended September 30, 2005, the Corporation recorded an income tax provision totaling $7.6 million and an income tax benefit totaling $17.9 million, respectively. For the three and nine months ended September 30, 2004, the Corporation recorded an income tax provision totaling $6.6 million and $19.0 million, respectively. The income tax benefit for the 2005 nine-month period was favorably affected by a refund of federal income taxes totaling $1.6 million received in the first quarter. The tax benefit related to the refund claim was not previously recognized because there was no assurance the claim would be approved.

The effective income tax provision rate on income from operations was 24.8% for the three months ended September 30, 2005 and the effective tax benefit rate on the loss from operations for the nine months ended September 30, 2005 was 52.5%. This compares to an income tax rate of 24.5% and 25.1% on income from operations for the respective 2004 periods. The change in the respective effective income tax rates for the nine-month periods is due to the lower levels of pre-tax income in 2005 compared to 2004 as well as the non-deductibility of certain merger costs totaling $7.8 million incurred in 2005. The effective tax rate for the three and nine months ended September 30, 2005 vary from the statutory rate of 35.0% due primarily to (i) the non-deductibility of merger-related costs and the impairment of goodwill and (ii) tax benefits from the BOLI, tax-exempt interest income and tax credits. The effective tax rate for the three and nine months ended September 30, 2004 vary from the statutory rate of 35.0% due primarily to tax benefits from the BOLI, tax-exempt interest income and tax credits.

ASSET/LIABILITY MANAGEMENT:

Associated with the sale of the mortgage servicing portfolio during the quarter ended March 31, 2005, the Corporation executed certain balance sheet transactions to realign the balance sheet and sustain an acceptable interest rate risk profile for the Corporation. These transactions included the prepayment of certain FHLB advances and reverse repurchase agreements, the termination of associated interest rate hedges and the sale of certain mortgage-backed securities. Specifically, the Corporation terminated pay-fixed interest rate swap agreements with a notional amount of $720.0 million which had been accounted for as cash flow hedges of three-month adjustable-rate FHLB advances totaling $720.0 million. These adjustable-rate FHLB advances were not renewed or were prepaid during March 2005. The termination of these pay-fixed interest rate swap agreements resulted in the payment of cash to the counterparty of the swap totaling $42.5 million and the recognition of a $42.5 million loss which had previously been recorded as a loss in other comprehensive income in accordance with the accounting rules for cash flow hedges. Additionally, the Corporation prepaid $600.0 million in convertible fixed-rate FHLB advances which resulted in the recognition of a loss on early extinguishment of debt of $40.7 million. This loss on early extinguishment of debt was comprised of a $19.1 prepayment penalty paid to the FHLB and the write off of carrying value adjustments of $21.6 million associated with fair value hedges on these FHLB advances. Correspondingly, the Corporation terminated interest rate swaption agreements with a notional amount of $600.0 million and interest rate swap agreements with a notional amount of $200.0 million which had been accounted for as fair value hedges of this convertible fixed-rate FHLB debt. The Corporation received $7.7 million upon the termination of these agreements equal to the fair value of these derivatives. Subsequent to the payoff of the $600.0 million in convertible fixed-rate FHLB advances during mid-March 2005, the Corporation entered into forward-starting swaps with a notional amount of $500.0 million to hedge the interest rate risk related to interest payments generated by the forecasted issuance of new fixed-rate FHLB debt. These forward-starting swaps were terminated when the Corporation borrowed this new FHLB debt later in the month of March 2005. The fair value gain of $2.3 million on these cash flow hedges remains in other comprehensive income and is being amortized as a reduction to interest expense over the life of the new FHLB debt. The Corporation also terminated $200.0 million in reverse repurchase agreements resulting in a $4.6 million penalty and sold $678.6 million in mortgage-backed securities resulting in a loss of $12.7 million. The total pre-tax loss related to these balance sheet realignment transactions was $100.5 million, or $65.3 million on an after-tax basis. No significant balance sheet realignments occurred during the second or third quarters of 2005.

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

The Bank’s ability to pay cash distributions to the parent company is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions and tax considerations. Capital distribution regulations of the OTS, as defined, allow the Bank to pay capital distributions during a calendar year upon notice to the OTS. These capital distributions are limited to the sum of 100% of the Bank’s retained net income (defined as net income determined in accordance with generally accepted accounting principles less total capital distributions declared) for the current calendar year plus the Bank’s retained net income for the preceding two calendar years. Capital distributions in excess of such amount require the submission of an application for approval from the OTS. At September 30, 2005 the Bank’s total distributions exceeded its retained net income by $69.9 million under this regulation thereby requiring the Bank to file an application with the OTS for any capital distribution.

On May 9, 2005, the parent company completed the repurchase of its common stock authorized by the board of directors in November 2003 by repurchasing the remaining 1,466,800 shares under this authorization during the six months ended June 30, 2005. On May 9, 2005, the Corporation’s board of directors approved the additional repurchase of up to 1,500,000 shares of its common stock to be completed by December 31, 2006. The Corporation repurchased 56,200 shares under this authorization. However, during the 2005 second quarter the Corporation suspended its repurchase program due to the planned merger with Bank of the West. The merger agreement contains a covenant prohibiting the Corporation from repurchasing its common stock.

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

LIQUIDITY AND CAPITAL RESOURCES (continued):

Cash dividends paid by the parent company to its common stock shareholders are declared by the board of directors of the Corporation and depend on a variety of factors, including operating results and financial condition, liquidity, regulatory capital limitations and other factors. The Corporation will declare and pay a special cash dividend of $.50 per share to common stock shareholders of record and holders of outstanding stock options immediately prior to the completion of the planned merger with Bank of the West which is anticipated to be in December 2005. Payments of cash dividends totaled $5.5 million and $16.1 million, respectively, for the three and nine months ended September 30, 2005, compared to $5.4 million and $15.7 million for the respective 2004 periods.

The Bank’s primary sources of funds are (i) deposits, (ii) principal repayments on loans, mortgage-backed and investment securities, (iii) advances from the FHLB, and (iv) cash generated from operations. Net cash flows provided by operating activities totaled $185.3 million and $160.5 million, respectively, for the nine months ended September 30, 2005 and 2004. Amounts fluctuate from period to period primarily as a result of activities relating to the timing of cash outlays for purchases and originations of loans for resale and the receipt of proceeds from the sales of mortgage loans held for sale. The volatility in cash flows associated with loans held for sale is affected by the timing of cash outlays for mortgage loan originations and purchases and the receipt of proceeds from the sales of mortgage loans. However, due to the cyclical pattern of mortgage loan activity (originations, purchases and sales) and the short period of time between the origination or purchase of the loans and the subsequent sale (generally, 60 days or less), the amount of funding necessary to sustain the mortgage banking operations does not significantly affect the Bank’s overall liquidity requirements.

Net cash provided or used by investing activities fluctuates from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities, (ii) the purchase and origination of loans held for investment and (iii) the purchases and sales of available-for-sale securities. Net cash flows provided by investing activities totaled $970.2 million and $645.6 million, respectively, during the nine months ended September 30, 2005 and 2004. The 2005 period net cash inflow is primarily due to mortgage-backed and investment securities sales associated with the sale of mortgage servicing rights and the transactions executed during the first quarter of 2005 to realign the Corporation’s balance sheet and sustain an acceptable interest rate risk profile for the Corporation (see the preceding “Asset/Liability Management” section). The 2004 period net cash inflow is primarily due to high levels of loan and mortgage-backed security prepayments exceeding the cash outlays for the purchases and originations of loans. These prepayments occurred in response to the historically low interest rate environment during this 2004 period.

Net cash flows used by financing activities totaled $1.2 billion and $798.6 million, respectively, for the nine months ended September 30, 2005 and 2004. Advances from the FHLB and deposits have been the primary sources to provide for the Corporation’s funding needs during each of the periods presented. The Corporation experienced a net decrease in deposits totaling $356.5 million for the nine months ended September 30, 2005 compared to a net decrease of $205.4 million for the nine months ended September 30, 2004. The net decrease in deposits for the nine months ended September 30, 2005 is due to net decreases of $237.8 million in custodial escrow accounts and $226.9 million in certificates of deposit partially offset by a net increase in core deposits totaling $108.2 million. Custodial escrow accounts are lower due to the sale of the Corporation’s residential mortgage loan servicing portfolio for other investors. The net decrease in certificates of deposit is due to the run-off in the higher costing certificates of deposit portfolio pursuant to the Corporation’s business strategy. The Corporation’s current pricing strategy for certificates of deposit is to offer rates in the mid-range relative to its markets. The net increase of $108.2 million in core deposits, which excludes escrow accounts, is primarily attributable to new product promotion and a corresponding increase in new customer accounts. The $205.4 million decrease in deposits at September 30, 2004 is due to net decreases in certificates of deposit and custodial escrow accounts totaling $249.8 million and $46.7 million, respectively, partially offset by a net increase in core deposits totaling $91.0 million. The net reduction in FHLB advances totaling $875.4 million at September 30, 2005 compared to December 31, 2004 is primarily due to transactions related to the aforementioned balance sheet alignment associated with the sale of mortgage servicing rights. See the preceding “Asset/Liability Management” section for additional information on these transactions. For the nine months ended September 30, 2004, the Corporation had a net decrease of FHLB advances totaling $716.9 million primarily due to scheduled repayments and adjustable-rate three-month FHLB advances the Corporation elected not to renew. During the nine months ended September 30, 2005, the Corporation repurchased 1,523,000 shares of its common stock at a cost of $40.8 million compared to 2,489,900 shares at a cost of $66.1 million during the nine months ended September 30, 2004. During the 2005 second quarter the Corporation suspended its repurchase program due to the planned merger with Bank of the West. The merger agreement contains a covenant prohibiting the Corporation from repurchasing its common stock.

LIQUIDITY AND CAPITAL RESOURCES (continued):

In 2004, a subsidiary of the Bank was selected to participate in the New Markets Tax Credit Program (“NMTC Program”) of the Community Development Financial Institutions Fund of the United States Department of the Treasury. Participation in the NMTC Program enables the Corporation to acquire federal tax credits by making loans to qualified businesses and individuals in low-income communities. The Corporation’s overall maximum tax credit would be equal to 39% of its $23.0 million total allowable equity investment, credited at a rate of 5% in each of the first three years and 6% in each of the final four years. In the first half of 2005, the Bank invested 100% of its $23.0 million allowable equity investment into this subsidiary. The Corporation will claim a tax credit of $1.15 million on its federal income tax return for the tax year ending June 30, 2005.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS:

Through the normal course of operations, the Corporation enters into certain contractual obligations and other commitments. These obligations generally relate to the funding of operations through debt issuances as well as leases for premises and equipment. As a financial institution, the Corporation routinely enters into off-balance sheet agreements including commitments to extend credit, standby letters of credit, and financial guarantees on loans sold with recourse and on other contingent obligations. Loan commitments secured by real estate are generally expected to settle within three months of origination, while commercial operating loan and line of credit commitments generally expire within 12 months and are renewable annually. The outstanding commitments to originate loans or fund commercial and consumer lines of credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. Such commitments are subject to the same credit policies and approval processes accorded to loans made by the Corporation. Mortgage loan commitments include loans in the process of approval for which the Corporation has rate lock commitments. The Corporation expects to fund these commitments, as necessary, from the sources of funds previously described. At September 30, 2005, the Corporation had $1.0 billion of outstanding loan commitments. See Note H, “Commitments and Contingencies,” for additional information regarding the Corporation’s commitments and guarantees. Certain commitments of the Corporation are deemed derivative financial instruments. See Note E, “Derivative Financial Instruments,” for additional information regarding the Corporation’s derivative financial instruments.

The Corporation’s other contractual obligations consist of certificates of deposit, FHLB advances and other borrowings, operating lease obligations and purchase obligations. Contractual obligations have not changed significantly in the aggregate at September 30, 2005 compared to December 31, 2004 except for the decrease in FHLB advances of $875.4 million. Management closely monitors the availability of liquid and capital resources to meet the Corporation’s funding requirements for operating activities, including commitments and contractual obligations. Management does not foresee any difficulties in meeting its liquidity requirements in order to ensure the safety and soundness of its operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information as of September 30, 2005, concerning the Corporation’s exposure to market risk, has not changed significantly compared to the December 31, 2004 disclosures presented under Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Corporation’s Annual Report on Form 10-K for the Corporation’s year ended December 31, 2004. The absolute level of the Bank’s net portfolio value ratio has risen primarily as a result of the reduction in assets during the first quarter of 2005. The Bank’s net portfolio value ratios for various hypothetical rate shocks continue to be within all of the limits set by the Bank’s Board of Directors and the OTS to maintain the most favorable risk rating.

Item 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2005, such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Corporation in the reports it files under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Controls over Financial Reporting. There have been no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Bank assumed a lawsuit in its merger with Mid Continent Bancshares, Inc., (“Mid Continent”) a 1998 acquisition, against the United States government (the “Government”) relating to a supervisory goodwill claim filed by the former Mid Continent. The Bank was awarded $5.6 million in damages on January 29, 2004. The Government filed a Motion for Reconsideration of this ruling on February 12, 2004, which was denied. On July 16, 2004, the Government filed its appellate brief with the United States Court of Appeals for the Federal District (the “Court”). The Bank filed an appellate brief with the Court on September 22, 2004 with the Government filing a responsive brief on November 30, 2004. The Bank filed a reply brief on December 20, 2004 and the Government filed a joint appendix on December 23, 2004. On April 8, 2005, the United States Court of Appeals, without oral arguments and without issuing an opinion, affirmed the ruling of the United States Court of Federal Claims in its entirety. The Government had 60 days from April 8, 2005 to seek further appeal to the United States Supreme Court, but did not appeal the ruling. On August 10, 2005, the Bank received $5.6 million from the Government and paid legal fees approximating $1.1 million pursuant to this lawsuit. Accordingly, the net pre-tax amount of $4.5 million was recorded in other income by the Corporation during the quarter ended September 30, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

(a).	The Corporation held a Special Meeting of Stockholders on November 1, 2005, in Omaha, Nebraska asking stockholders to approve and adopt the merger agreement with Bank of the West.

(b).	Not applicable.

(c).	The proposals voted upon at the Special Meeting were asking stockholders to approve and adopt the merger agreement with Bank of the West and to approve the adjournment of the special meeting, if necessary, to solicit additional proxies in the event that there are not sufficient votes at the time of the Special Meeting to approve the merger proposal. The results of the voting were as follows:

Proposal 1 – Approval and Adoption of the Merger Agreement with Bank of the West:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes

29,882,811	328,034	78,627	None

Proposal 2 – Adjournment of the Special Meeting, if Necessary, to Solicit Additional Proxies in the Event that there are Not Sufficient Votes at the Time of the Special Meeting to Approve the Merger Proposal.

Votes For	Votes Against	Votes Abstained	Broker Non-Votes

27,521,647	2,595,010	172,815	None

(d).	Not applicable.

There were 38,235,273 shares of common stock that stockholders were entitled to vote; accordingly, stockholders representing a total of 7,945,801 shares of the Corporation’s common stock did not cast votes.

Item 5. Other Information

On November 8, 2005, the Corporation and the Bank approved and entered into an Amendment to Change in Control Severance Agreement (the “Amendment”) with William A. Fitzgerald, Chairman of the Board and Chief Executive Officer of the Corporation and the Bank. This Agreement amended the Change in Control Severance Agreement dated January 19, 2004 and entered into among the Corporation, the Bank and Mr. Fitzgerald (the “Agreement”). The Amendment deleted Section 7(d) of the Agreement, which had provided that if, in anticipation of a “Change of Control,” or during the three-year period after a “Change of Control Event” has occurred, Mr. Fitzgerald’s employment is terminated other than for “Cause,” or a “Constructive Involuntary Termination” occurs (as such capitalized terms are defined in the Agreement), then any benefits and payments made to Mr. Fitzgerald under the Agreement as a result of such events would be reduced, if necessary, to the largest aggregate amount that will result in no portion thereof being subject to federal excise tax or being nondeductible to the Employer for federal income tax purposes under Sections 280G or 4999 of the Internal Revenue Code of 1986, as amended (the “Code”).

In addition, the Amendment added a new Section 13, which provides that any payment or distribution in the nature of compensation (within the meaning of Section 280G(b)(2) of the Code) to or for the benefit of Mr. Fitzgerald, whether paid or payable pursuant to the Agreement or otherwise (“Payments”), made to Mr. Fitzgerald that is subject to the excise tax imposed by Section 4999 of the Code (“Excise Tax”) shall be entitled to receive an additional payment (the “Gross-Up Payment”) in an amount such that, after payment by Mr. Fitzgerald of all taxes (and any interest or penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, Mr. Fitzgerald retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments. The Corporation’s obligations to make Gross-Up Payments under Section 13 are not conditioned upon the Executive’s termination of employment.

On November 9, 2005, the Corporation announced that it had declared its previously announced special dividend of $.50 per share payable in connection with the Corporation’s merger with Bank of the West. Under the terms of the merger agreement with Bank of the West, each share of Commercial Federal common stock will be converted into the right to receive $34.00 in cash and shareholders of record as of immediately prior to the completion of the merger will be entitled to receive the special dividend of $.50 per share. The merger is expected to close December 2, 2005, subject to satisfaction of customary closing conditions.

Item 6. Exhibits

10.23	Change of Control Executive Severance Agreement entered into with William A. Fitzgerald dated January 19, 2004 and Amended on November 8, 2005 (filed herewith).

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a).

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a).

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL FEDERAL CORPORATION
(Registrant)

Date: November 9, 2005	/s/ David S. Fisher
David S. Fisher, Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 9, 2005	/s/ Gary L. Matter
Gary L. Matter, Senior Vice President,
Controller and Secretary
(Principal Accounting Officer)